Form 10-K
period 1996-12-31
KILROY REALTY CORP
filed 1997-03-28
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------
                        COMMISSION FILE NUMBER 1-12675

                           KILROY REALTY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                               95-4585158
       (STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     OF INCORPORATION OR ORGANIZATION)
        2250 EAST IMPERIAL HIGHWAY                         90245
           EL SEGUNDO, CALIFORNIA                        (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 772-1193

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
    Common Stock, $.01 par value                  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $382,734,375 based on the closing price on the New York Stock Exchange for such shares on March 21, 1997.

  As of March 21, 1997, 14,475,000 shares of common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 Item  1. Business.......................................................     1
 Item  2. Properties.....................................................     7
 Item  3. Legal Proceedings..............................................    23
 Item  4. Submission of Matters to a Vote of Security Holders............    23

                                    PART II

 Item  5. Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    24
 Item  6. Selected Financial Data........................................    25
 Item  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    26
 Item  8. Financial Statements and Supplementary Data....................    30
 Item  9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    30

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    31
 Item 11. Executive Compensation.........................................    33
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    36
 Item 13. Certain Relationships and Related Transactions.................    37

                                    PART IV


 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    39

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Kilroy Realty Corporation (the "Company") was incorporated in September 1996 and commenced operations effective with the completion of its initial public offering on January 31, 1997. Kilroy Realty Corporation, through (i) its direct controlling interest in Kilroy Realty, L.P. (the "Operating Partnership"), (ii) its indirect controlling interest in Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership") and (iii) its financial interest in Kilroy Services, Inc. (the "Services Company"), is engaged in the ownership, acquisition, development, leasing and management of primarily Class A suburban office and industrial buildings in prime locations, principally in Southern California. The Company operates as a self-administered and self-managed real estate company and expects to qualify as a real estate investment trust ("REIT") for federal and state income tax purposes beginning with the year ended December 31, 1997. As of December 31, 1996, the Company's portfolio of properties (including properties owned by the Operating Partnership and the Finance Partnership) included 14 suburban office buildings (the "Office Properties") encompassing an aggregate of approximately 2.0 million rentable square feet, 11 of which are located in Southern California, and 12 industrial properties (the "Industrial Properties" and, together with the Office Properties, the "Properties") encompassing an aggregate of approximately 1.3 million rentable square feet, 11 of which are located in Southern California.

  The Company's major tenants include, among others, Hughes Electronics Corporation's Space & Communications Company ("Hughes Space & Communications"), a tenant since 1984, which is engaged in high-technology commercial activities including satellite development and related applications such as DirecTV, and other major tenants such as CompuServe, Inc., Employer's Health Insurance Co., the Federal Aviation Administration, First Nationwide Mortgage Corporation, Furon Co., Inc., GTE Directories Sales Corporation, Great Western Bank, HealthNet, Mattel, Inc., North American Title Company, Northwest Airlines, Inc., Olympus America, Inc., The Prudential Insurance Company of America, R.L. Polk & Company, SCAN HealthPlan, Senn-Delaney Leadership Consulting Group, Inc., Transamerica Financial Services, Inc., 20th Century Industries and Unihealth. As of December 31, 1996, the Company's ten largest office tenants and ten largest industrial tenants (based upon annual base rents as of December 31, 1996) had leased office space from the Company for an average of six years.

  The Company's strategy is to own, develop, acquire, lease and manage Class A properties in select locations in key suburban submarkets, primarily in Southern California, that the Company believes have strategic advantages compared to neighboring submarkets. The Company's Properties that are located in Los Angeles and Orange Counties are situated in locations which the Company believes are among the best within key submarkets, offering tenants: (i) lower business taxes and operating expenses than adjoining submarkets; (ii) access to highly skilled labor markets; (iii) access to major transportation facilities such as freeways, airports and the expanded Southern California light-rail system; (iv) proximity to the Los Angeles-Long Beach port complex, which presently ranks as the largest commercial port in the United States; and
(v) for tenants with their names on certain Properties, visibility to freeway and airline travelers.

BACKGROUND AND FORMATION OF THE COMPANY

  The Company was formed to continue and expand the real estate business of Kilroy Industries, a California corporation ("KI"), and certain of its affiliated corporations, partnerships and trusts (collectively, the "Kilroy Group"). On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of $.01 par value common stock (the "Common Stock"). The offering price was $23.00 per share resulting in gross proceeds of $287,500,000. On February 4, 1997, in connection with the offering, the underwriters exercised an over-allotment option and on February 7, 1997, pursuant to the terms of such option, the Company issued an additional 1,875,000 shares of Common Stock and received gross proceeds of $43,125,000. The issuance and sale of the initial 12,500,000 shares of Common Stock and the additional 1,875,000 shares of Common Stock are collectively referred to as the "Offering." The aggregate proceeds to the Company of the Offering, net of underwriters' discount, advisory fees and offering costs, were approximately $302,500,000.

BUSINESS AND GROWTH STRATEGIES

  As of December 31, 1996, the Company (through its ownership interests in the Operating Partnership and the Finance Partnership) owned 14 Office Properties encompassing an aggregate of approximately 2.0 million rentable square feet and 12 Industrial Properties encompassing an aggregate of approximately 1.3 million rentable square feet. Eleven of the 14 Office Properties and 11 of the 12 Industrial Properties are located in Southern California. As of
December 31, 1996, the Office Properties were approximately 79.6% leased to 130 tenants and the Industrial Properties were approximately 98.3% leased to 21 tenants.

  The Company's ten largest office tenants represented approximately 48.4% of annual base rent for the year ended December 31, 1996 (giving pro forma effect to the November 1996 extension of a lease with Hughes Space & Communications with respect to two of the Office Properties), and its ten largest industrial tenants represented approximately 15.8% of annual base rent for the same period. Of this amount, its largest tenant, Hughes Space & Communications, currently leases approximately 522,400 rentable square feet of office space, representing approximately 25.7% of the Company's total base rent revenues for the year ended December 31, 1996. The base periods of the Hughes Space & Communications leases expire beginning in January 1999. The Company's revenues and cash available for distribution to stockholders would be disproportionately and materially adversely affected in the event of bankruptcy or insolvency of, or a downturn in the business of, or the nonrenewal of leases by, any of its significant tenants, or the renewal of such leases on terms less favorable to the Company than their current terms.

  The Company believes that a number of factors will enable it to achieve its business objectives, including: (i) the opportunity to lease available space at attractive rental rates because of increasing demand and, with respect to the Office Properties, the present lack of new construction in the Southern California submarkets in which most of the Properties are located; (ii) the presence of distressed sellers and inadvertent owners (through foreclosure or otherwise) of office and industrial properties in the Company's submarkets, as well as the Company's ability to acquire properties with partnership units of the Operating Partnership ("Units") (thereby deferring the seller's taxable gain), all of which create enhanced acquisition opportunities; (iii) the quality and location of the Properties; (iv) the Company's access to development opportunities as a result of its predecessors' significant relationships with large Southern California corporate tenants, municipalities and landowners and its predecessors' nearly 50-year presence in the Southern California market; and (v) the limited availability to competitors of capital for financing development, acquisitions or capital improvements. Management believes that the Company is well positioned to exploit existing opportunities because of its extensive experience in its submarkets, its seasoned management team and its proven ability to develop, lease and efficiently manage office and industrial properties. In addition, the Company believes that public ownership and its capital structure provide new opportunities for growth.

  Operating Strategies. The Company focuses on enhancing growth in cash flow per share by: (i) maximizing cash flow from existing Properties through active leasing, contractual base rent increases and effective property management;
(ii) managing operating expenses through the use of in-house management, leasing, marketing, financing, accounting, legal, construction management and data processing functions; (iii) maintaining and developing long-term relationship with a diverse tenant group; (iv) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals; and (v) continuing to emphasize capital improvements to enhance the Properties' competitive advantages in their submarkets.

  Acquisition Strategies. The Company seeks to increase its cash flow per share by acquiring additional quality office and industrial properties, including properties that: (i) may provide attractive initial yields with significant potential for growth in cash flow from property operations; (ii) are strategically located, of high quality and competitive in their respective submarkets; (iii) are located in the Company's existing submarkets and/or in other strategic submarkets where the demand for office and industrial space exceeds available supply; or (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues. The Company believes that the Southern California market is an established and mature real estate market in which property owners generally have a low tax basis (and, accordingly, the potential for large taxable gains) in their properties. Management believes that the Company's extensive experience, capital structure and ability to acquire properties for Units, and thereby defer a seller's taxable gain, if any, will enhance the ability of the Company to consummate transactions quickly and to structure more competitive acquisitions than other real estate companies in the market which lack its access to capital or the ability to issue Units.

  Development Strategies. The Company's interests in certain of its properties provide it with significant growth opportunities. The Company is the master ground lessee of, and has sole development rights in, Kilroy Airport Center Long Beach, a planned four-phase, approximately 53-acre property entitled for office, research and development, light industrial and other commercial projects at which the Company owns all five existing Office Properties and manages all ongoing leasing and development activities. The Company's predecessors developed Phases I and II in 1987 and 1989/1990, respectively, encompassing an aggregate of approximately 620,000 rentable square feet of office space. The Company controls development of the Phase III and IV parcels and receives rental revenue in connection with such parcels under current leases expiring in July 2009 and September 1998, respectively, in amounts sufficient to cover a substantial portion of the predevelopment carrying costs. Phases III and IV presently are planned to be developed on the projects' approximately 24 undeveloped acres and are entitled for an aggregate of approximately 900,000 rentable square feet. Development of each of Phases III and IV is subject to substantial predevelopment leasing activity and, therefore, the timing for the commencement of development of Phases III and IV is uncertain. No assurance can be given that the Company will commence such development when planned, or that, if commenced, such development will be completed.

  Financing Policies. The Company's financing policies and objectives are determined by the Company's Board of Directors. The Company presently intends to limit the ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, including interests exchangeable therefor, plus total debt) to approximately 50%. However, such objectives may be altered without the consent of the Company's stockholders, and the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. Upon completion of the Offering, total debt constituted approximately 19.7% of the total market capitalization of the Company. In addition, upon completion of the Offering, the Company had working capital cash reserves of approximately $117.8 million. The Company intends to utilize one or more sources of capital for future acquisitions, including development and capital improvements, which may include undistributed cash flow, borrowings under the proposed credit facility, the Company's approximately $117.8 million of working capital cash reserves, the issuance of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance, however, that the Company will be able to obtain capital for any such acquisitions, developments or improvements on terms favorable to the Company.

DISTRIBUTION POLICY

  The Company presently intends to make regular quarterly distributions to holders of its Common Stock at an annualized rate of $1.55 per share. The schedule of such distributions is to be set by the Board of Directors of the Company. Units in the Operating Partnership and shares of Common Stock will receive equal distributions. The Board of Directors may vary the percentage of cash available for distribution which is distributed if the actual results of operations, economic conditions or other factors differ from the assumptions used in the Company's estimates.

GOVERNMENT REGULATIONS

  Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

  Costs of Compliance with Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation, effective beginning in 1992, are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is

"readily achievable." Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The impact of application of the ADA to the Company's properties, including the extent and timing of required renovations, is uncertain. If required changes involve a greater amount of expenditures that the Company currently anticipates, the Company's ability to make expected distributions to stockholders could be adversely affected.

  Environmental Matters. Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, an owner or operator of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial and, the presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral. In addition, the presence of such substances may expose it to liability resulting from any release or exposure of such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

  The Company believes that the Properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

  In connection with the Offering, all of the Properties were subject to Phase I or similar environmental assessments by independent environmental consultants in connection with the formation of the Company. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but did not include soil sampling or subsurface investigations. In connection with the preparation of the Phase I environmental survey with respect to Kilroy Long Beach Phase I, interviews of certain individuals formerly employed at the site documented in a historical site assessment survey revealed the site's possible prior use as a Nike missile storage facility. Further investigation performed by the Company's environmental consultants and by the Company did not reveal any additional information with respect to such use of the site. The Company's investigation included whether the site might have been used previously for the storage of missiles containing nuclear warheads, and did not reveal any facts that would indicate that the prior use of the site would result in a material risk of environmental liability. Consequently, the Company does not believe that this site constitutes a risk of a liability that would have a material adverse effect on the Company's financial condition or results of operations taken as a whole. In connection with the preparation of the Phase I environmental survey with respect to the Industrial Property located at 12752-12822 Monarch Street, soil sampling revealed trace elements of contamination with cleaning solvents. However, based on the level of contamination noted in the environmental survey, management does not believe that such contamination will have a material adverse effect on the Company's financial condition or results of operations, taken as a whole. None of the Company's environmental assessments of the other Properties has revealed any environmental liability that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any such material environmental liability.

Nonetheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Company's budgets for such items, the Company's ability to make expected distributions to stockholders could be adversely affected.

EMPLOYEES

  As of March 21, 1997, the Company (primarily through the Operating Partnership and the Services Company) employed approximately 49 persons. The Company, the Operating Partnership and the Services Company employ substantially all of the professional employees of the Kilroy Group that were engaged in asset management and administration. As of March 21, 1997, the Operating Partnership employed approximately 18 on-site building employees who provided services for the Properties. The Company, the Operating Partnership and the Services Company believe that relations with their employees are good.

BUSINESS RISKS

  This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Act")) pertaining to, among other things, the Company's future results of operations, cash available for distribution, property acquisitions, lease renewals, increases in base rent, fee development activities, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business:

  . limitations on the Company's ability to withdraw as general partner of the Operating Partnership, to transfer or assign its interest in the Operating Partnership without the consent of at least 60% of the Units and without meeting certain criteria with respect to the consideration to be received by the limited partners of the Operating Partnership who were members of the Kilroy Group (the "Continuing Investors"), or to dissolve the Operating Partnership or sell the Office Property located at 2260 E. Imperial Highway, El Segundo, California, at Kilroy Airport Center at El Segundo without the consent of more than 50% of the Units held by limited partners (excluding Units held by the Company), which may in each case result in the Company taking action that is not in the best interest of all stockholders;

  . taxation of the Company as a corporation if it fails to qualify as a REIT for federal income tax purposes, the Company's liability for certain federal, state and local income taxes in such event and the resulting decrease in cash available for distribution;

  . the inability of the Company to control the operations of the Services Company, which could result in decisions that do not reflect the Company's interest because the Company does not control the election of directors or the selection of officers of the Services Company;

  . a portion of the Company's anticipated cash flow may be generated from development activities, which are partially dependent on the availability of development opportunities, and are subject to the risks inherent in development as well as general economic conditions and limitations on such activities imposed by the requirements to qualify and maintain status as a REIT, which in turn may negatively impact the Company's ability to make distributions;

  . geographic concentration of 22 of the 26 Properties in Southern California, creating a dependence on demand for office, industrial and retail space in such market and increasing the risk that the Company will be materially adversely affected by general economic conditions in a single market;

  . the Company's results of operations are dependent on certain key tenants, particularly Hughes Space & Communications, which accounted for approximately 25.7% of the Company's total base rental revenues for the year ending December 31, 1996, thereby increasing the potential negative impact to the Company of downturns in the business of, or its relationship with, such tenants. The base periods of the Hughes Space & Communications' leases expire beginning in January 1999;

  . the possibility that acquisitions of office or industrial properties will fail to be consummated, or that any such acquired properties will fail to perform in accordance with management's expectations, including the possibility that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate;

  . the distribution requirements for REITs under federal income tax laws may limit the Company's ability to finance future acquisitions, developments and expansions without additional debt or equity financing and may limit cash available for distribution;

  . real estate investment considerations such as the effect of economic and other conditions on real estate values, the general lack of liquidity of investments in real estate, the ability of tenants to pay rents, the possibility that leases may not be renewed or will be renewed on terms less favorable to the Company, the possibility of uninsured losses, including losses associated with earthquakes, the ability of the Properties to generate sufficient cash flow to meet operating expenses, including debt service, and competition in seeking properties for acquisition and in seeking tenants, which, individually or in the aggregate, may negatively impact the Company's ability to make distributions;

  . risks associated with debt financing, including the potential inability to refinance mortgage indebtedness upon maturity and the potential increase in the level of indebtedness incurred by the Company since its organizational documents do not limit the amount of indebtedness which the Company may incur, which may adversely affect the ability of the Company to repay debt, particularly in the event of a downturn in the Company's business;

  . potential antitakeover effects of provisions generally limiting the actual or constructive ownership by any one person or entity of Common Stock to 7.0% of the outstanding shares, a classified board of directors and other charter and statutory provisions and provisions in the Operating Partnership's partnership agreement that may have the effect of inhibiting a change of control of the Company or making it more difficult to effect a change in management or limiting the opportunity for stockholders to receive a premium over the market price for the Common Stock;

  .  dependence on key personnel;

  . the Company's cash available for distribution may be less than the Company expects and may decrease in future periods from expected levels, materially adversely affecting the Company's ability to make the expected annual distributions of $1.55 per share during the 12-month period following consummation of the Offering or to sustain such distribution rate in the future;

  . the Company's historical operating losses for financial reporting purposes;

  . the ability of the Company to incur more debt, thereby increasing its debt service, which could adversely affect the Company's cash flow;

  . the potential liability of the Company for environmental matters and the costs of compliance with certain governmental regulations, which may negatively impact the Company's financial condition, results of operations and cash available for distribution;
  . potential adverse effects on the value of the shares of Common Stock of fluctuations in interest rates or equity markets, which may negatively impact the price at which shares of Common Stock may be resold and may limit the Company's ability to raise additional equity to finance future development; and

  . the possible issuance of additional shares of Common Stock, including 2,652,374 shares of Common Stock issuable upon exchange of presently outstanding Units, which may adversely affect the market price of the shares of Common Stock or result in dilution on a per share basis of cash available for distribution.

ITEM 2. PROPERTIES

GENERAL

  The Company (through the Operating Partnership and the Finance Partnership) owns 14 Office Properties encompassing an aggregate of approximately 2.0 million rentable square feet and 12 Industrial Properties encompassing an aggregate of approximately 1.3 million rentable square feet. Eleven of the 14 of the Office Properties as well as 11 of the 12 Industrial Properties are located in Southern California suburban submarkets (including a complex of three Office Properties located adjacent to the Los Angeles International Airport, presently the nation's second largest air cargo port, and a complex of five Office Properties located adjacent to the Long Beach Municipal Airport). The Company also owns three Office Properties located adjacent to the Seattle-Tacoma International Airport in the State of Washington, and one Industrial Property located in Phoenix, Arizona. As of December 31, 1996, the Office Properties were approximately 79.6% leased to 130 tenants and the Industrial Properties were approximately 98.3% leased to 21 tenants. The Company (through its predecessor entities) has developed, managed and leased all but two of the 14 Office Properties and all but five of the 12 Industrial Properties. The Company believes that all of its Properties are well-maintained and, based on recent engineering reports, do not require significant capital improvements.

  In addition to the Office and Industrial Properties, the Company has development rights with respect to approximately 24 acres of developable land (net of acreage required for streets), located in Southern California. The Company also has the option to purchase three office properties and 18 acres of undeveloped land currently beneficially owned and controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr. All of these properties are managed by the Company.

  In general, the Office Properties are leased to tenants on a full service basis, with the landlord obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. All leases for the Industrial Properties are written on a triple net basis, with tenants paying their proportionate share of real estate taxes, operating costs and utility costs.

THE OFFICE AND INDUSTRIAL PROPERTIES

  The following table sets forth certain information relating to each of the Properties as of December 31, 1996, unless indicated otherwise. This table gives pro forma effect to (i) the November 1996 extension of one of the leases with Hughes Space & Communications with respect to two of the Office Properties located at Kilroy Airport Center at El Segundo as if such lease renewal had occurred on January 1, 1996 and (ii) acquisition of the Properties acquired upon consummation of the Offering as if such acquisitions had occurred on January 1, 1996. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties other than the five Office Properties located at Kilroy Airport Center Long Beach and the three Office Properties located at the SeaTac Office Center, each of which are held subject to ground leases expiring in 2035 and 2064 (assuming the exercise of the Company's options to extend such lease), respectively.

                                       PERCENTAGE                           PERCENTAGE               EFFECTIVE
                              NET      LEASED AS     1996         1996       OF 1996   AVERAGE BASE    RENT
                    YEAR   RENTABLE        OF      BASE RENT   EFFECTIVE    TOTAL BASE RENT SQ. FT. PER SQ. FT.
 PROPERTY LOCATION  BUILT SQUARE FEET 12/31/96 (1) ($000)(2) RENT ($000)(3)    RENT       ($)(4)      ($)(5)
 -----------------  ----- ----------- ------------ --------- -------------- ---------- ------------ -----------
 Office
  Properties:
 Kilroy Airport
  Center at
  El Segundo
 2250 E. Imperial   1983     291,187      86.5%      4,736        4,467        12.0%      18.81        17.75
  Highway(7).....
 2260 E. Imperial   1983     291,187     100.0%      7,160        6,545        18.0%      24.59        22.48
  Highway(8).....
 2240 E. Imperial   1983     118,933     100.0%      1,130        1,121         2.9%       9.50         9.43
 Highway
 El Segundo,
 California(9)...
 Kilroy Airport
  Center Long
  Beach
 3900 Kilroy        1987     126,840      94.0%      2,282        2,092         5.8%      19.14        17.55
  Airport Way....
 3880 Kilroy        1987      98,243     100.0%      1,296        1,022         3.3%      13.19        10.40
  Airport Way....
 3760 Kilroy        1989     165,278      72.2%      3,805        3,117         9.6%      31.88        26.11
  Airport Way....
 3780 Kilroy        1989     219,745      93.8%      4,590        3,980        11.5%      22.26        19.31
  Airport Way....
 3750 Kilroy
  Airport Way
 Long Beach,        1989      10,457     100.0%         75           28         0.2%       7.21         2.66
  California.....
 SeaTac Office
  Center
 18000 Pacific      1974     207,092      60.7%      1,810        1,610         4.6%      14.41        12.81
  Highway........
 17930 Pacific      1980     210,899       0.0%        --           --          0.0%        --           --
  Highway........
 17900 Pacific
  Highway
 Seattle,           1980     113,605      87.7%      1,356        1,209         3.4%       13.6        12.12
  Washington.....
 La Palma
  Business Center
 4175 E. La Palma
  Avenue
 Anaheim,           1985      42,790      93.2%        557          536         1.4%      13.97        13.45
  California.....
 2829 Townsgate
  Road
 Thousand Oaks,     1990      81,158     100.0%      1,888        1,760         4.8%      23.26        21.69
  California.....
 185 S. Douglas
  Street
 El Segundo,        1978      60,000     100.0%      1,313          898         3.3%      21.89        14.96
  California(10).
                           ---------     -----      ------       ------        ----
 Subtotal/Weighted         2,037,414      79.6%     31,998       28,385        80.8%      19.76        17.53
  Average
 Industrial
  Properties:
 2031 E. Mariposa
  Avenue
 El Segundo,        1954     192,053     100.0%      1,556        1,296         3.9%       8.10         6.75
 California......
 340 E. La Palma
  Avenue
 Anaheim,           1966     153,320     100.0%        941          838         2.4%       6.14         5.47
  California.....
 260 E. El
  Segundo
  Boulevard
 El Segundo,        1979     113,820     100.0%        553          510         1.4%       4.86         4.48
  California(11).
 265 E. El
  Segundo
  Boulevard
 El Segundo,        1978      76,570     100.0%        554          493         1.4%       7.23         6.44
  California.....
 1000 E. Ball
  Road
 Anaheim,           1956     100,000     100.0%        639          519         1.6%       6.39         5.19
  California(12).
                         TENANTS LEASING 10% OR MORE
                       OF NET RENTABLE SQUARE FEET PER
 PROPERTY LOCATION        PROPERTY AS OF 12/31/96(6)
 -----------------     -------------------------------
 Office
  Properties:
 Kilroy Airport
  Center at
  El Segundo
 2250 E. Imperial   Hughes Space & Communications (42.5%)
  Highway(7).....
 2260 E. Imperial   Hughes Space & Communications (100%)
  Highway(8).....
 2240 E. Imperial   Hughes Space & Communications (94.6%)
 Highway
 El Segundo,
 California(9)...
 Kilroy Airport
  Center Long
  Beach
 3900 Kilroy        McDonnell Douglas Corporation (50.9%),
  Airport Way....   Olympus America, Inc. (18.6%)
 3880 Kilroy        Devry, Inc. (100.0%)
  Airport Way....
 3760 Kilroy        R.L. Polk & Co. (9.8%)
  Airport Way....
 3780 Kilroy        SCAN HealthPlan (20.4%),
  Airport Way....   Zelda Fay Walls (12.7%)
 3750 Kilroy
  Airport Way
 Long Beach,        Oasis Cafe (37.1%),
  California.....   Keywanfar & Baroukhim (16.1%),
                    SR Impressions (15.0%)
 SeaTac Office
  Center
 18000 Pacific      Principal Mutual (8.8%),
  Highway........   Lynden (8.8%),
                    Rayonier (8.0%)
 17930 Pacific                       --
  Highway........
 17900 Pacific
  Highway
 Seattle,           Northwest Airlines (24.9%),
  Washington.....   City of Sea Tac (17.2%)
 La Palma
  Business Center
 4175 E. La Palma
  Avenue
 Anaheim,           Peryam & Kroll (26.7%),
  California.....   DMV/VPI Insurance Group (26.5%),
                    Midcom Corporation (15.5%)
 2829 Townsgate
  Road
 Thousand Oaks,     Worldcom, Inc. (34.2%),
  California.....   Data Select Systems, Inc. (13.0%),
                    Pepperdine University (12.7%),
                    Anheuser Busch, Inc. (12.0%)
 185 S. Douglas
  Street
 El Segundo,        Northwest Airlines, Inc. (100%)
  California(10).
 Subtotal/Weighted
  Average
 Industrial
  Properties:
 2031 E. Mariposa
  Avenue
 El Segundo,        Mattel, Inc. (100%)
 California......
 340 E. La Palma
  Avenue
 Anaheim,           Furon Co., Inc. (59.2%),
  California.....   Dovatron (40.8%)
 260 E. El
  Segundo
  Boulevard
 El Segundo,        Ace Medical Co. (100%)
  California(11).
 265 E. El
  Segundo
  Boulevard
 El Segundo,        MSAS Cargo Intl., Inc. (100%)
  California.....
 1000 E. Ball
  Road
 Anaheim,           Allen-Bradley Company (100%)
  California(12).

                                                       (footnotes on next page)

                                      PERCENTAGE                           PERCENTAGE               EFFECTIVE
                              NET      LEASED AS    1996         1996       OF 1996   AVERAGE BASE    RENT
                    YEAR   RENTABLE       OF      BASE RENT   EFFECTIVE    TOTAL BASE RENT SQ. FT. PER SQ. FT.
 PROPERTY LOCATION  BUILT SQUARE FEET 12/31/96(1) ($000)(2) RENT ($000)(3)    RENT       ($)(4)      ($)(5)
 -----------------  ----- ----------- ----------- --------- -------------- ---------- ------------ -----------
 1230 S. Lewis
  Street
 Anaheim,           1982      57,730     100.0%       303          284         0.8%       5.25         4.92
  California.....
 12681/12691 Pala
  Drive
 Garden Grove,      1970      84,700      82.6%       476          454         1.2%       6.81         6.48
  California.....
 2270 E. El
  Segundo
  Boulevard
 El Segundo,        1975       7,500       0.0%       --           --          --          --           --
  California.....
 5115 N. 27th
  Avenue
 Phoenix,           1962     130,877     100.0%       640          612         1.6%       4.89         4.68
  Arizona(13)....
 12752-12822
  Monarch Street
 Garden Grove,      1970     277,037     100.0%       943          899         2.4%       3.40         3.24
  California(14).
 4155 E. La Palma
  Avenue
 Anaheim,           1985      74,618     100.0%       544          490         1.4%       7.28         6.56
  California(14).
 4125 La Palma
  Avenue
 Anaheim,           1985      69,472     100.0%       466          443         1.1%       7.17         6.83
  California(14).
                           ---------     -----     ------       ------       -----
 Subtotal/Weighted
  Average                  1,337,697      98.3%     7,615        6,838        19.2%       5.81         5.22
                           ---------     -----     ------       ------       -----
 Office &
  Industrial--All
  Properties               3,375,111      87.0%    39,612       35,223       100.0%      13.52        12.02
                           =========     =====     ======       ======       =====
                           TENANTS LEASING 10% OR MORE
                         OF NET RENTABLE SQUARE FEET PER
 PROPERTY LOCATION         PROPERTY AS OF 12/31/96(6)
 -----------------       -------------------------------
 1230 S. Lewis
  Street
 Anaheim,           Extron Electronics (100%)
  California.....
 12681/12691 Pala
  Drive
 Garden Grove,      Rank Video Services America, Inc. (82.6%)
  California.....
 2270 E. El
  Segundo
  Boulevard
 El Segundo,                           --
  California.....
 5115 N. 27th
  Avenue
 Phoenix,           Festival Markets, Inc. (100%)
  Arizona(13)....
 12752-12822
  Monarch Street
 Garden Grove,      Cannon Equipment (60%),
  California(14).   Vanco (16.4%)
 4155 E. La Palma
  Avenue
 Anaheim,           Bond Technologies (29.6%),
  California(14).   NovaCare Orthotics (24.0%),
                    Specialty Restaurants Corp. (21.7%)
 4125 La Palma
  Avenue
 Anaheim,           Household Finance Corporation (59%),
  California(14).   CSTS (34%)
 Subtotal/Weighted
  Average
 Office &
  Industrial--All
  Properties

-------
 (1) Based on all leases at the respective Properties in effect as of December 31, 1996.

 (2) Total base rent for the year ended December 31, 1996, determined in accordance with generally accepted accounting principles ("GAAP"). All leases at the Industrial Properties are written on a triple net basis. Unless otherwise indicated, all leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). Each tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop.

 (3) Aggregate base rent received over their respective terms from all leases in effect at December 31, 1996 minus all tenant improvements, leasing commissions and other concessions for all such leases, divided by the terms in months for such leases, multiplied by 12.

 (4) Base rent for the year ended December 31, 1996 divided by net rentable square feet leased at December 31, 1996.

 (5) Effective rent at December 31, 1996 divided by net rentable square feet leased at December 31, 1996.

 (6) Excludes office space leased by the Company.

 (7) For this Property, a lease with Hughes Space & Communications, for approximately 96,000 rentable square feet, and with SDRC Software Products Marketing Division, Inc., for approximately 6,800 rentable square feet, are written on a full service gross basis except that there is no Expense Stop.

 (8) For this Property, the lease with Hughes Space & Communications is written on a modified full service gross basis under which Hughes Space & Communications pays for all utilities and other internal maintenance costs with respect to the leased space and, in addition, pays its pro rata share of real estate taxes, insurance, and certain other expenses including common area expenses.

 (9) For this Property, leases with Hughes Space & Communications for approximately 101,000 rentable square feet are written on a full service gross basis except that there is no Expense Stop.

(10) For this Property, the lease is written on a triple net basis.

(11) This Industrial Property was vacant until April 1996. The tenant began paying rent in mid-October 1996 at an annual rate of $4.40 per rentable square foot.

(12) The tenant subleased this Industrial Property on May 15, 1996 to RGB Systems, Inc. (doing business as Extron Electronics), the tenant of the Property located at 1230 S. Lewis Street, Anaheim, California, which is adjacent to this Property. The sublease is at an amount less than the current lease rate, and the tenant is paying the difference between the current lease rate and the sublease rate. The lease and the sublease terminate in April 1998. Extron Electronics has executed a lease for this space from May 1998 through April 2005 at the current lease rate. Extron Electronics continues to occupy the space located at 1230 S. Lewis Street.

(13) This Industrial Property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

(14) The leases for this Industrial Property are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

OFFICE PROPERTIES

  The following table sets forth certain information (on a per net rentable square foot basis) regarding leasing activity at the Office Properties which were managed by the Company as of December 31, 1996 (i.e., all of the Office Properties other than the Office Property located at 2829 Townsgate Road, Thousand Oaks, California (the "Thousand Oaks Office Property") and the Office Property located at 4175 E. La Palma Avenue, Anaheim, California (the "La Palma Business Center Office Property") which were acquired concurrently upon consummation of the Offering), since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                           YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                    1992     1993     1994     1995     1996
                                   -------  -------  -------  -------  -------
Number of lease transactions
 during period(l).................      27       19       36       27       47
Net rentable square feet leased
 during period(l)................. 221,946  127,126  354,018  105,544  487,309
Base rent ($)(2)..................   21.41    19.32    18.89    19.31    18.76
Tenant improvements ($)(3)........    9.04     6.82    15.01     7.30     9.71
Leasing commissions ($)(4)........    1.37     2.18     2.66     3.03     2.44
Other concessions ($)(5)..........     --       --       --       --       --
Effective rent ($)(6).............   18.65    17.72    16.97    17.30    16.53
Expense Stop ($)(7)...............    6.05     6.15     6.77     6.77     6.02
Effective equivalent triple net
 rent ($)(8)......................   12.43    11.57    10.20    10.53    10.52
Occupancy rate at end of period...    74.8%    76.1%    75.8%    75.6%   78.42%

--------
(1) Includes only office tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month office tenants.

(2) Equals aggregate base rent received over the respective lease term from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(3) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(4) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

(5) Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over the respective lease term from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(7) Equals the amount of real estate taxes, operating costs and utility costs which the landlord is obligated to pay on an annual basis. The tenant is required to pay any increases above such amount.

(8) Equals effective rent minus Expense Stop.

  The following table sets forth certain information (on a per net rentable square foot basis) regarding leasing activity at the Thousand Oaks Office Property since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                              YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                       1992    1993    1994    1995     1996
                                      ------- ------- ------- -------  -------
Number of lease transactions during
 period(l)...........................     --        1       1       9        1
Net rentable square feet leased
 during period(l)....................     --    1,437   2,745  76,266    2,745
Base rent ($)(2).....................     --    25.01   23.40   23.09    24.00
Tenant improvements ($)(3)...........     --    16.25     --     5.04      --
Leasing commissions ($)(4)...........     --      --      --     4.90      --
Other concessions ($)(5).............     --      --      --      --       --
Effective rent ($)(6)................     --    22.73   23.40   21.42    24.00
Expense Stop ($)(7)..................     --     6.45    6.16    6.49     6.16
Effective equivalent triple net rent
 ($)(8)..............................     --    16.28   17.24   14.93    17.84
Occupancy rate at end of period(9)...      NA      NA      NA   100.0%   100.0%

--------
(1) Includes only office tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month office tenants.

(2) Equals aggregate base rent received over the respective lease term from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(3) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(4) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

(5) Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over the respective lease term from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(7) Equals the amount of real estate taxes, operating costs and utility costs which the landlord is obligated to pay on an annual basis. The tenant is required to pay any increases above such amount. Expense Stop for 1996 is estimated.

(8) Equals effective rent minus Expense Stop.

(9) Occupancy data is not available for the years ended December 31, 1992, 1993 and 1994.

  The following table sets forth certain information (on per net rentable square foot basis) regarding leasing activity at the La Palma Business Center Office Property since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                       1992   1993    1994     1995     1996
                                      ------ ------- -------  -------  -------
Number of lease transactions during
 period(1)...........................     NA     --        1        1        3
Net rentable square feet leased
 during period(1)....................     NA     --    3,348    2,038    6,008
Base rent ($)(2).....................     NA     --    19.36    16.48    13.64
Tenant improvements ($)(3)...........     NA     --      --      9.69     0.61
Leasing commissions ($)(4)...........     NA     --      --      2.06     0.00
Other concessions ($)(5).............     NA     --      --       --       --
Effective rent ($)(6)................     NA     --    19.36    14.17    13.18
Expense Stop ($)(7)..................     NA     --     5.45     5.45     5.45
Effective equivalent triple net rent
 ($)(8)..............................     NA     --    13.91     8.72     7.73
Occupancy rate at end of period(9)...     NA      NA    92.6%    93.2%    93.2%

--------
(1) Includes only office tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month office tenants.

(2) Equals aggregate base rent received over the respective lease term from all lease transactions during the period, divided by the total rentable square feet leased under all lease transactions during the period.

(3) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(4) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

(5) Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over the respective lease term from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(7) Equals the amount of real estate taxes, operating costs and utility costs which the landlord is obligated to pay on an annual basis. The tenant is required to pay any increases above such amount.

(8) Equals effective rent minus Expense Stop.

(9) Occupancy data is not available for the years ended December 31, 1992 and 1993.

 Significant Office Properties

  2240 E. Imperial Highway, El Segundo. Because the book value of the Office Property located at 2240 E. Imperial Highway at Kilroy Airport Center at El Segundo is in excess of 10% of the Company's total assets as of December 31, 1996, additional information regarding this Property is presented below. The information presented below gives pro forma effect to the November 1996 extension of the tenant lease with Hughes Space & Communications with respect to this Office Property as if such lease renewal had occurred on January 1, 1996.

  The Office Property located at 2240 E. Imperial Highway had an occupancy rate of 100.0% for each of the years ended December 31, 1992 through 1996. As of December 31, 1996, Hughes Space & Communications occupied approximately 94.6% of the Property's net rentable square feet under two leases. The current lease term under this lease expires on January 31, 1999, subject to a five-year option to renew at fair market value, but not less that $15.84 per annum per net rentable square foot, on a triple net basis. Hughes Space & Communications also leases 11,556 rentable square feet (along with the 96,133 rentable square feet located at 2250 E. Imperial Highway) under a second lease which expires October 31, 2001, at an annualized triple net base rental rate of $14.04 and, for the first year of the lease term, the tenant's allocable share of operating costs shall not exceed $7.32 per rentable square foot. The lease also is subject to a five-year option to renew at fair market value, adjusted bi-annually for Consumer Price Index ("CPI") adjusted increases in base rent. The total annual rental income per net rentable square foot for the years ended December 31, 1992 through December 31, 1996 was $24.42, $25.22, $17.15, $11.83 and $11.70, respectively.

  The following table sets forth for such Property for the ten years beginning with 1997 (i) the number of tenants whose leases will expire, (ii) the total net rentable square feet covered by such leases, (iii) the percentage of total leased net rentable square feet represented by such leases, (iv) the annual base rent represented by such leases and (v) the average annual rent per net rentable square foot represented by such leases.

                                                   PERCENTAGE OF             AVERAGE ANNUAL
                                                   TOTAL LEASED               RENT PER NET
                                     NET RENTABLE  NET RENTABLE                 RENTABLE
                                    SQUARE FOOTAGE  SQUARE FEET  ANNUAL BASE  SQUARE FOOT
                          NUMBER OF   SUBJECT TO    REPRESENTED  RENT UNDER   REPRESENTED
                           LEASES      EXPIRING     BY EXPIRING   EXPIRING    BY EXPIRING
YEAR OF LEASE EXPIRATION  EXPIRING      LEASES        LEASES      LEASES(1)      LEASES
------------------------  --------- -------------- ------------- ----------- --------------
1997....................       0           --            --             --          --
1998....................       0           --            --             --          --
1999....................       1(2)    100,978          86.4%    $1,085,716      $10.75
2000....................       0           --
2001....................       2(3)     15,898          13.6        196,670      $12.37
2002....................       0           --            --             --          --
2003....................       0           --            --             --          --
2004....................       0           --            --             --          --
2005....................       0           --            --             --          --
2006 and beyond.........       0           --            --             --          --
                             ---       -------         -----     ----------
  Totals................       3       116,876(4)      100.0%    $1,282,386      $10.97
                             ===       =======         =====     ==========

--------
(1) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases dated on or before December 31, 1996.

(2) The terms of this lease are described in the text preceding this table.

(3) The terms of a lease representing 11,556 rentable square feet are described in the text preceding this table.

(4) The aggregate square footage reflected in each of the respective leases differs from the actual aggregate square footage for this Property of 118,933 as shown on the table under the caption "The Office and Industrial Properties." Subsequent to the execution of the leases, the Property was remeasured at a larger aggregate number of square feet than is reflected in the executed leases.

  The Company's tax basis in the Property for federal income tax purposes as of December 31, 1996 was approximately $2.3 million (net of accumulated depreciation and reductions in depreciable basis), and was fully depreciated. For the year ended December 31, 1996, the estimated average depreciation rate for this Property under the modified accelerated cost recovery system was 4.3%. For the 12-month period ending December 31, 1996, the Company was assessed property taxes on this Property at an effective annual rate of approximately 1.0%. Property taxes on this Property for the 12-month period ending December 31, 1996 totaled approximately $128,411. Management does not believe that any capital improvements made during 1997, if any, should result in an increase in annual property taxes.

  2250 E. Imperial Highway, El Segundo. Because the gross revenues for the Office Property located at 2250 E. Imperial Highway at Kilroy Airport Center at El Segundo for the year ended December 31, 1996 were in excess of 10% of the aggregate gross revenues for all of the Properties, additional information regarding this Property is presented below. The information presented below gives pro forma effect to the November 1996 extension of the tenant lease with Hughes Space & Communications with respect to this Office Property as if such lease renewal had occurred on January 1, 1996.

  The Office Property located at 2250 E. Imperial Highway had an occupancy rate of 82.5%, 77.8%, 79.8%, 80.9% and 86.45% for each of the years ended December 31, 1992 through 1996, respectively. As of December 31, 1996, Hughes Space & Communications occupied 46.0% of the Property's net rentable square feet. The Property's other tenants include companies engaged in the communications, technology, transportation and healthcare industries. Hughes Space & Communications commenced occupancy of 96,133 rentable square feet on November 1, 1986 and has entered into an agreement to renew this space (along with the 11,556 square feet located at 2240 E. Imperial Highway) through October 31, 2001, at a triple net annual base rental rate of $14.04 per square foot and, for the first year of the lease term, the tenant's allocable share of operating costs shall not exceed $7.32 per rentable square foot. The lease also is subject to a five-year option to renew at fair market value, adjusted bi-annually for CPI increases in base rent. The total annual rental income per net rentable square foot for the years ended December 31, 1992 through December 31, 1996 was $18.73, $19.62, $18.89, $18.86 and $18.74,
respectively. The following table sets forth for such Property for each of the ten years beginning with 1997 (i) the number of tenants whose leases will expire, (ii) the total net rentable square feet covered by such leases, (iii) the percentage of total leased net rentable square feet represented by such leases, (iv) the annual base rent represented by such leases and (v) the average annual rent per net rentable square foot represented by such leases.

                                                    PERCENTAGE OF
                                                    TOTAL LEASED              AVERAGE ANNUAL
                                                    NET RENTABLE                 RENT PER
                                     NET RENTABLE    SQUARE FEET  ANNUAL BASE  NET RENTABLE
                          NUMBER OF SQUARE FOOTAGE   REPRESENTED  RENT UNDER    SQUARE FOOT
                           LEASES     SUBJECT TO     BY EXPIRING   EXPIRING   REPRESENTED BY
YEAR OF LEASE EXPIRATION  EXPIRING  EXPIRING LEASES   LEASES(1)    LEASES(2)  EXPIRING LEASES
------------------------  --------- --------------- ------------- ----------- ---------------
1997....................       3          4,385          1.64%    $   83,025      $18.93
1998....................       7         24,530          9.15        493,447      $20.12
1999....................       6         39,865         14.87        854,336      $21.43
2000....................       2         18,201          0.79        302,853      $16.64
2001....................       6        141,173         52.66      2,059,680      $14.59
2002....................       1         18,517          6.90        456,220      $24.64
2003....................       0            --            --             --          --
2004....................       2         21,418          7.99        485,244      $22.66
2005....................       0            --            --             --          --
2006 and beyond.........       0            --            --             --          --
                             ---        -------        ------     ----------
  Totals................      27        268,089        100.00%    $4,734,805      $17.66
                             ===        =======        ======     ==========

--------
(1) Excludes all space vacant as of December 31, 1996 unless a lease for a replacement tenant had been dated on or before December 31, 1996.
(2) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases dated on or before December 31, 1996. Certain leases became effective subsequent to December 31, 1996.

  The Company's tax basis in the Property for federal income tax purposes as of December 31, 1996 was approximately $3.5 million (net of accumulated depreciation and reductions in depreciable basis). The Property is depreciated using the modified accelerated cost recovery system straight-line method, based on an estimated useful life ranging from 31 1/2 years to 39 years, depending upon the date of certain capitalized improvements to the Property. For the year ended December 31, 1996, the estimated average depreciation rate for this Property under the modified accelerated cost recovery system was 5.2%. For the 12-month period ending December 31, 1996, the Company was assessed property taxes on this Property at an effective annual rate of approximately 1.0%. Property taxes on this Property for the 12-month period ending December 31, 1996 totaled approximately $237,532. Management does not believe that any capital improvements made during 1997, if any, should result in an increase in annual property taxes.

  2260 E. Imperial Highway, El Segundo. Because the 1996 gross revenues for the Office Property located at 2260 E. Imperial Highway at Kilroy Airport Center at El Segundo were in excess of 10% of the aggregate gross revenues for all of the Properties for the year ended December 31, 1996, additional information regarding this Property is presented below.

  The Office Property located at 2260 E. Imperial Highway had an occupancy rate of 100.0% for each of the years ended December 31, 1992 through 1996. As of December 31, 1996, Hughes Space & Communications occupied 100.0% of the Property's net rentable square feet. This lease runs through July 31, 2004 with CPI adjusted increases in base rent every two years. The next CPI adjustment is scheduled to occur on August 1, 1998 and provides for an increase in base rent to the extent that such CPI adjustment exceeds a minimum floor of 1.86% compounded annually. The remaining CPI adjustments scheduled for August 1, 2000 and August 1, 2002, respectively, provide for similar increases to the extent that the CPI adjustment exceeds a minimum floor of 3% compounded annually. The total annual rental income per net rentable square foot was $26.16, $26.66, $24.59, $24.59 and $25.00 for the years ended December 31, 1992 through December 31, 1996, respectively. The following table sets forth for such Property for each of the ten years beginning with 1997 (i) the number of tenants whose leases will expire, (ii) the total net rentable square feet covered by such leases, (iii) the percentage of total leased net rentable square feet represented by such leases, (iv) the annual base rent represented by such leases and (v) the average annual rent per net rentable square foot represented by such leases.

                                                    PERCENTAGE OF
                                                    TOTAL LEASED              AVERAGE ANNUAL
                                                    NET RENTABLE                 RENT PER
                                     NET RENTABLE    SQUARE FEET  ANNUAL BASE  NET RENTABLE
                          NUMBER OF SQUARE FOOTAGE   REPRESENTED  RENT UNDER    SQUARE FOOT
                           LEASES     SUBJECT TO     BY EXPIRING   EXPIRING   REPRESENTED BY
YEAR OF LEASE EXPIRATION  EXPIRING  EXPIRING LEASES    LEASES      LEASES(1)  EXPIRING LEASES
------------------------  --------- --------------- ------------- ----------- ---------------
1997....................       0            --            --             --          --
1998....................       0            --            --             --          --
1999....................       0            --            --             --          --
2000....................       0            --            --             --          --
2001....................       0            --            --             --          --
2002....................       0            --            --             --          --
2003....................       0            --            --             --          --
2004....................       1(2)     286,151         100.0%    $7,160,207      $25.02
2005....................       0            --            --             --          --
2006 and beyond.........       0            --            --             --          --
                             ---        -------         -----     ----------
  Totals................       1        286,151(3)      100.0%    $7,160,207      $25.02
                             ===        =======         =====     ==========

--------
(1) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases dated on or before December 31, 1996.

(2) The terms of this lease are described in the text preceding this table.

(3) The square footage reflected in the lease differs from the actual square footage for this Property of 291,187 as shown on the table under the caption "The Office and Industrial Properties." Subsequent to the execution of the lease, the Property was remeasured at a larger aggregate number of square feet than is reflected in the executed lease.

  The Company's tax basis in the Property for federal income tax purposes as of December 31, 1996 was approximately $2.3 million (net of accumulated depreciation and reductions in depreciable basis), and was fully depreciated for federal tax purposes. For the 12-month period ending December 31, 1996, the Company was assessed property taxes on this Property at an effective annual rate of approximately 1.0%. Property taxes on this Property for the 12-month period ending December 30, 1996 totaled approximately $273,999. Management does not believe that any capital improvements made during 1997, if any, should result in an increase in annual property taxes.

  3780 Kilroy Airport Way, Long Beach. Because the book value of the Office Property located at 3780 Kilroy Airport Way at Kilroy Airport Center Long Beach is in excess of 10% of the Company's total assets, additional information regarding this Property is presented below.

  The Office Property located at 3780 Kilroy Airport Way had an occupancy rate of 70.5%, 69.1%, 78.6%, 63.6% and 93.8% for each of the years ended December 31, 1992 through 1996, respectively. As of December 31, 1996, SCAN HealthPlan, a group health insurer, and Zelda Fay Walls, an operator of executive office suites, occupied approximately 20.4% and 12.7%, respectively, of the Property's net rentable square feet. The Property's other tenants include companies engaged in the insurance, healthcare, finance, high technology, law and accounting industries. Base rent under the SCAN HealthPlan lease is $941,325 per year. The lease expires on May 31, 2006, subject to two successive five-year options to renew. Effective February 1, 1997, annual base rent under the Zelda Fay Walls lease is $672,000, and the term of the lease has been extended to 2007, subject to a five-year option to renew. The total annual rental income per net rentable square foot for the years ended December 31, 1992 through 1996 was $17.53, $19.76, $20.54, $18.55 and $21.12, respectively. The following table sets forth for such Property for each of the ten years beginning with 1997 (i) the number of tenants whose leases will expire, (ii) the total net rentable square feet covered by such leases, (iii) the percentage of total leased net rentable square feet represented by such leases, (iv) the annual base rent represented by such leases and (v) the average annual rent per net rentable square foot represented by such leases.

                                                    PERCENTAGE OF
                                                    TOTAL LEASED             AVERAGE ANNUAL
                                                    NET RENTABLE    ANNUAL      RENT PER
                                     NET RENTABLE    SQUARE FEET  BASE RENT   NET RENTABLE
                          NUMBER OF SQUARE FOOTAGE   REPRESENTED    UNDER      SQUARE FOOT
                           LEASES     SUBJECT TO     BY EXPIRING   EXPIRING  REPRESENTED BY
YEAR OF LEASE EXPIRATION  EXPIRING  EXPIRING LEASES   LEASES(1)   LEASES(2)  EXPIRING LEASES
------------------------  --------- --------------- ------------- ---------- ---------------
1997....................       4         22,469         11.23%    $  532,872     $23.72
1998....................       2          3,439          1.72         79,219     $23.04
1999....................       2          4,339          2.17         89,709     $20.68
2000....................       8         76,907         38.44      1,877,678     $24.41
2001....................       5         28,251         14.12        638,222     $22.59
2002....................     --             --            --             --         --
2003....................       1          9,439          4.72        209,299     $22.17
2004....................       1          3,922          1.96         85,656     $21.84
2005....................     --             --            --             --         --
2006 and beyond.........       2         51,290         25.64      1,077,090     $21.00
                             ---        -------        ------     ----------
  Totals................      25        200,056        100.00%    $4,589,745     $22.94
                             ===        =======        ======     ==========

--------
(1) Excludes all space vacant as of December 31, 1996 unless a lease for a replacement tenant has been dated on or before December 31, 1996.
(2) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases dated on or before December 31, 1996. Certain leases became effective subsequent to December 31, 1996.

  The Company's tax basis in the Property for federal income tax purposes was $10.4 million (net of accumulated depreciation) as of December 31, 1996. The Property is depreciated using the modified accelerated cost recovery system straight-line method, based on an estimated useful life ranging from 31 1/2 years to 39 years, depending upon the date of certain capitalized improvements to the Property. For the year ended December 31, 1996, the estimated average depreciation rate for this Property under the modified accelerated cost recovery system was 3.5%. For the 12-month period ending December 31, 1996, the Company was assessed property taxes on this Property at an effective annual rate of approximately 1.2%. Property taxes on this Property for the 12-month period year ending December 30, 1996 totaled $154,202. Management does not believe that any capital improvements made during 1997, if any, should result in an increase in annual property taxes.

INDUSTRIAL PROPERTIES

  The following table sets forth certain information (on a per net rentable square foot basis) regarding leasing activity at the Industrial Properties (other than the Industrial Properties at the La Palma Business Center which were acquired upon consummation of the Offering and the Industrial Property located at 12752-12822 Monarch Street, Garden Grove, California, which was acquired by KI on behalf of the Company prior to consummation of the Offering) since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1992     1993     1994     1995     1996
                                  --------  -------  -------  -------  -------
Number of lease transactions
 during period(1)................        1        1        1        2        1
Net rentable square feet leased
 during period(1)................  100,000   70,000   76,570  171,550   62,574
Base rent ($)(2).................     6.39     6.81     7.23     4.99     6.36
Tenant improvements ($)(3).......     5.87     0.14     4.49     2.00     2.56
Leasing commissions ($)(4).......     1.37     1.49     3.49     1.84     1.63
Other concessions ($)(5).........      --       --       --       --       --
Effective rent ($)(6)............     5.19     6.48     6.44     4.63     5.52
Expense Stop ($)(7)..............      --       --       --       --       --
Effective equivalent triple net
 rent ($)(8).....................     5.19     6.48     6.44     4.63     5.52
Occupancy rate at end of period..     86.0%    77.6%    79.7%    98.4%    97.6%

--------
(1) Includes only industrial tenants with lease terms of 12 months or longer.

(2) Equals aggregate base rent received over the respective lease term from all lease transactions during the period, divided by the total rentable square feet leased under all lease transactions during the period.

(3) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(4) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

(5) Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over the respective lease term from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(7) Leases for all Industrial Properties are written on a triple net basis, providing for each tenant to be responsible, in addition to base rent, for its proportionate share of real estate taxes, operating costs, utility costs and other expenses without regard to a base year.

(8) Equals effective rent minus Expense Stop.

  The following table sets forth certain information (on a per net rentable square foot basis) regarding leasing activity at the La Palma Business Center and Monarch Street Industrial Properties since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                              YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                       1992   1993    1994     1995      1996
                                      ------ ------- -------  -------  --------
Number of lease transactions during
 period(1)..........................      NA       2     --         4         5
Net rentable square feet leased
 during period(1)...................      NA  63,094     --   229,952   107,381
Base rent ($)(2)....................      NA    7.37     --      3.66      4.72
Tenant improvements ($)(3)..........      NA    2.65     --      0.61      0.75
Leasing commissions ($)(4)..........      NA    3.61     --      0.55      1.25
Other concessions ($)(5)............      NA     --      --       --        --
Effective rent ($)(6)...............      NA    7.37     --      3.48      4.34
Expense Stop ($)(7).................      NA     --      --       --        --
Effective equivalent triple net rent
 ($)(8).............................      NA    7.37     --      3.48      4.34
Occupancy rate at end of period(9)..      NA      NA    51.2%    78.7%    100.0%

--------
(1) Includes only industrial tenants with lease terms of 12 months or longer.

(2) Equals aggregate base rent received over the respective lease term from all lease transactions during the period, divided by the total rentable square feet leased under all lease transactions during the period.

(3) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(4) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

(5) Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over the respective lease term from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(7) Leases for all Industrial Properties are written on a triple net basis, providing for each tenant to be responsible, in addition to base rent, for its proportionate share of real estate taxes, operating costs, utility costs and other expenses without regard to a base year.

(8) Equals effective rent minus Expense Stop.

(9) Occupancy data is not available for the years ended December 31, 1992 and 1993.

TENANT INFORMATION

  The Company's tenants include significant corporate and other commercial enterprises representing a range of industries including, among others, satellite communications, manufacturing, entertainment, banking, insurance, telecommunications, health care, computer software, finance, engineering, technology, legal and accounting. The following table sets forth information as to the Company's largest tenants based upon annualized rental revenues for the year ended December 31, 1996:

                                        PERCENTAGE OF
                                          COMPANY'S
                          TENANT ANNUAL  TOTAL BASE                      LEASE
                           BASE RENTAL     RENTAL     INITIAL LEASE    EXPIRATION
                           REVENUES(2)    REVENUES       DATE(3)          DATE
                          ------------- ------------- -------------- --------------
OFFICE TENANTS(1):
Hughes Aircraft
 Corporation's Space &
 Communications
 Company(4).............   $10,170,792      25.68%       August 1984   January 1999
McDonnell Douglas
 Corporation(5).........     2,041,519       5.15      February 1992   January 2002
Northwest Airlines:
  El Segundo............     1,313,418       3.32        August 1978  February 2001
  Seattle...............       622,317       1.57           May 1980     April 2005
Devry, Inc. ............     1,296,270       3.27      November 1994   October 2009
SCAN HealthPlan(6)......       941,325       2.38      February 1996       May 2006
Zelda Fay Walls(7)......       823,896       2.08        August 1989    August 2000
Worldcom, Inc. .........       674,592       1.70       January 1995  December 1999
The Walls Group.........       456,220       1.16       October 1991 September 2002
Olympus America, Inc. ..       443,375       1.11     September 1993  December 1998
SITA....................       378,359       0.96          June 1984       May 1999
                           -----------      -----
Total...................   $19,162,083      48.38%
                           ===========      =====
INDUSTRIAL TENANTS(1):
Mattel, Inc. ...........   $ 1,556,321       3.93%          May 1990   October 2000
Festival Markets........       640,348       1.62           May 1991       May 2001
Allen-Bradley/Rockwell..       639,432       1.61           May 1992     April 1998
Cannon Equipment........       592,548       1.50        August 1995      July 2003
MSAS Cargo International
 Inc. ..................       553,934       1.40     September 1994    August 2004
Ace Medical.............       553,300       1.40         April 1995     April 2006
Furon, Inc. ............       543,180       1.37      February 1990      July 2005
Rank Video Services.....       476,358       1.20       October 1984       May 1998
Dovatron................       397,971       1.00      December 1996  November 2001
Household Finance
 Corporation............       319,199       0.81          June 1993  November 2003
                           -----------      -----
Total...................   $ 6,273,591      15.84%
                           ===========      =====

--------
(1) Table excludes the lease with Key Bank of Washington (total annual base rent of $667,587) which expired on December 31, 1996.

(2) Determined in accordance with GAAP.

(3) Represents date of first relationship between tenant and the Kilroy Group.

(4) Includes Hughes Space & Communications leases at Kilroy Airport Center at El Segundo of (i) 96,133 and 11,556 net rentable square feet which expire in October 2001, (ii) 286,151 net rentable square feet which expires in July 2004, (iii) 100,978 net rentable space square feet which expires in January 1999 and (iv) 9,387, 7,515, 5,158 and 5,559 net rentable square feet which expires in October 2001, November 2001, October 1999 and November 1999, respectively.

                                             (footnotes continued on next page)

   Tenant annual base rental revenue for Hughes Space & Communications gives pro forma effect to the November 1996 extension of the tenant lease with respect to 96,133 rentable square feet of office space located at 2250 E. Imperial Highway (along with 11,556 rentable square feet located at 2240 E. Imperial Highway) as if such lease renewal had occurred on January 1, 1996.

(5) Includes McDonnell Douglas Corporation leases at Kilroy Airport Center Long Beach of 64,530 and 47,457 net rentable square feet which expire January 2002 and December 1999, respectively.

(6) Tenant executed leases during 1995 representing approximately 44,825 square feet effective on February 15, 1996. Base rental revenue figure included on a contract basis.

(7) The term of this lease was extended to 2007 and, effective February 1, 1997, annual base rent under this lease is currently $672,000.

LEASE EXPIRATIONS

  The following table sets out a schedule of the lease expirations for the Office Properties for each of the ten years beginning with 1997, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                    AVERAGE ANNUAL
                                                       PERCENTAGE                    RENT PER NET
                                                     OF TOTAL LEASED                   RENTABLE
                                      NET RENTABLE     SQUARE FEET    ANNUAL BASE    SQUARE FOOT
                          NUMBER OF AREA SUBJECT TO  REPRESENTED BY    RENT UNDER   REPRESENTED BY
                          EXPIRING      EXPIRING        EXPIRING        EXPIRING       EXPIRING
YEAR OF LEASE EXPIRATION  LEASES(1) LEASES (SQ. FT.)    LEASES(2)    LEASES(000)(3)   LEASES(4)
------------------------  --------- ---------------- --------------- -------------- --------------
1997....................      16          61,854           3.82%        $ 1,226         $19.82
1998....................      22          87,986           5.43           2,003         $22.75
1999....................      32         319,256          19.72           5,557         $17.41
2000....................      26         158,306           9.78           3,438         $21.72
2001(4).................      25         330,578          20.42           5,697         $17.23
2002....................       3          95,286           5.88           1,826         $19.17
2003....................       3          17,574           1.09             346         $19.72
2004....................       4         311,491          19.24           7,731         $24.82
2005....................       4          52,983           3.27           1,099         $20.75
2006 and beyond.........       6         183,748          11.35           3,075         $16.73
                             ---       ---------         ------         -------
Totals..................     140       1,619,062         100.00%        $31,998         $19.76
                             ===       =========         ======         =======

--------
(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1996 unless a lease for a replacement tenant had been dated on or before January 1, 1997.

(3) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases dated on or before January 1, 1997. Certain leases became effective subsequent to January 1, 1997.

(4) Includes Hughes Space & Communications leases of 96,133 and 11,556 net rentable square feet at Kilroy Airport Center at El Segundo. These leases expire in October 2001 and are at a triple net base rental rate of $14.04 per square foot.

  The following table sets out a schedule of the lease expirations for the Industrial Properties for each of the ten years beginning with 1997, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                  AVERAGE ANNUAL
                                                     PERCENTAGE OF                 RENT PER NET
                                                      TOTAL LEASED                   RENTABLE
                                      NET RENTABLE    SQUARE FEET   ANNUAL BASE    SQUARE FOOT
                          NUMBER OF AREA SUBJECT TO   REPRESENTED    RENT UNDER   REPRESENTED BY
                          EXPIRING      EXPIRING      BY EXPIRING     EXPIRING       EXPIRING
YEAR OF LEASE EXPIRATION   LEASES   LEASES (SQ. FT.)   LEASES(1)   LEASES(000)(2)     LEASES
------------------------  --------- ---------------- ------------- -------------- --------------
1997....................       0             --            --             --            --
1998....................       1          70,000          5.34%        $  476         $6.81
1999....................       1          22,888          1.75             78         $3.41
2000....................       3         210,464         16.05          1,670         $7.93
2001....................       5         252,241         19.24          1,316         $5.22
2002....................       0             --            --             --            --
2003....................       4         252,966         19.30          1,204         $4.76
2004....................       1          76,570          5.84            554         $7.23
2005....................       3         248,476         18.95          1,486         $5.98
2006 and beyond.........       3         177,311         13.53            831         $4.69
                             ---       ---------        ------         ------
  Totals................      21       1,310,916        100.00%        $7,615         $5.81
                             ===       =========        ======         ======

--------
(1) Excludes all space vacant as of December 31, 1996 unless a lease for a replacement tenant had been dated on or before January 1, 1997.

(2) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases dated on or before January 1, 1997.

OCCUPANCY AND RENTAL INFORMATION

  The following table sets forth the average percentage leased and average annual base rent per leased square foot for the Properties for the past four years:

                                                                  AVERAGE ANNUAL
                                                       AVERAGE      BASE RENT
                                                      PERCENTAGE   PER RENTABLE
   YEAR                                               LEASED(1)   SQUARE FOOT(2)
   ----                                               ----------  --------------
   OFFICE:
     1996............................................    78.3%        $20.06
     1995............................................    77.0%        $19.42
     1994............................................    70.9%(3)     $20.35(3)
     1993............................................    76.1%(3)     $21.87(3)
   INDUSTRIAL:
     1996............................................    95.3%        $ 5.97
     1995............................................    81.5%        $ 6.52
     1994............................................    78.7%(3)     $ 6.71(3)
     1993............................................    81.8%(3)     $ 6.73(3)

--------
(1) Average of beginning and end-of-year aggregate percentage leased.

(2) Total base rent for the year, determined in accordance with GAAP, divided by the average of the beginning and end-of-year aggregate rentable square feet leased.

(3) Excludes data from the Thousand Oaks Office Property and the La Palma Business Center which were acquired in connection with the Offering and the Industrial Property located at 12752-12822 Monarch Street, Garden Grove, California which was acquired by KI on behalf of the Company prior to consummation of the Offering.

MORTGAGE INDEBTEDNESS

  All of the mortgage indebtedness outstanding as of December 31, 1996 secured by the Properties was repaid or refinanced by the Company concurrent with the consummation of the Offering. The following table presents the balances of mortgage indebtedness secured by Properties of the Kilroy Group owned as of December 31, 1996. Such mortgages had, at December 31, 1996, a weighted average interest rate of approximately 8.74% and a weighted average remaining term to maturity of approximately 3.14 years.

                                                                   PRINCIPAL
                                                                     AMOUNT
                                                                  OUTSTANDING
    PROPERTY                                                     (IN THOUSANDS)
    --------                                                     --------------
 ...............................................................    $ 94,095
Kilroy Airport Center at El Segundo
 2250 E. Imperial Highway
 2260 E. Imperial Highway
 2240 E. Imperial Highway
 El Segundo, California
 ...............................................................      56,254
Kilroy Airport Center Long Beach
 3760 Kilroy Airport Way
 3780 Kilroy Airport Way
 3750 Kilroy Airport Way
 Long Beach, California
 ...............................................................      20,162
SeaTac Office Center
 18000 Pacific Highway
 17930 Pacific Highway
 17900 Pacific Highway
 Seattle, Washington
2031 E. Mariposa Avenue(1)......................................      12,000
 El Segundo, California
2260 E. El Segundo Boulevard
 El Segundo, California
2265 E. El Segundo Boulevard
 El Segundo, California
185 S. Douglas Street
 El Segundo, California
2270 E. El Segundo Boulevard
 El Segundo, California
 ...............................................................      21,525(2)
1000 E. Ball Road(1)
 Anaheim, California
1230 S. Lewis Street(1)
 Anaheim, California
 ...............................................................       5,447
12681/12691 Pala Drive..........................................       3,257
 Garden Grove, California
5115 N. 27th Avenue.............................................       3,000
 Phoenix, Arizona
3332 E. La Palma Avenue.........................................       7,557
 Anaheim, California
                                                                    --------
                                                                    $223,297
                                                                    ========

--------
(1) This Property was also subject to a second mortgage securing the indebtedness referenced in note (2) below which was repaid with the net proceeds of the Offering.

(2) This indebtedness was also secured by a second mortgage on the Properties located at 1000 E. Ball Road, Anaheim, California, 1230 S. Lewis Street, Anaheim, California and 2031 E. Mariposa Avenue, El Segundo, California.

  Concurrent with the consummation of the Offering on January 31, 1997, the Company entered into mortgage agreements for an aggregate of $96.0 million of indebtedness secured by certain of the Company's Properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of the Properties is subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them, other than routine litigation arising in the ordinary course of business, which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company was organized in September 1996 and commenced operations on January 31, 1997. No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock began trading on the New York Stock Exchange ("NYSE") on January 28, 1997, under the symbol "KRC." Because the Company's Common Stock commenced trading on the NYSE on January 28, 1997, no sales prices for the Company's Common Stock are available for periods prior to that date. On March 21, 1997, the reported closing sale price on the NYSE was $26.6250 per share and there were approximately 28 holders of record of Common Stock.

  Concurrently with the consummation of the Offering, the Operating Partnership issued 2,652,374 Units to the Continuing Investors in consideration for their contribution to the Operating Partnership of ownership interests in the Properties. The Continuing Investors may exchange part or all of their Units for cash, or at the Company's option, shares of Common Stock on a one-for-one basis. This exchange right may not be exercised prior to January 31, 1999. In connection with the formation of the Company in September 1996, the Company issued 50 shares of Common Stock to John B. Kilroy, Sr., Chairman of the Board of Directors, for a cash purchase price of $20.00 per share. Such issuance was made in reliance upon the exemption from registration available pursuant to Regulation D under the Act. Such shares were repurchased by the Company for a cash purchase price of $20.00 per share concurrently with the consummation of the Offering. There were no other sales of unregistered securities during the year ended December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                  KILROY GROUP
            (IN THOUSANDS, EXCEPT SQUARE FOOTAGE AND OCCUPANCY DATA)

                                      YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------
                           1996       1995       1994       1993       1992
                         ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS
 DATA:
  Rental income......... $  33,269  $  32,314  $  31,220  $  34,329  $  32,988
  Tenant reimbursements.     3,380      3,002      1,643      4,916      5,076
  Parking income........     1,753      1,582      1,357      1,360      1,286
  Development and
   management fees......       698      1,156        919        751        882
  Sale of air rights....       --       4,456        --         --         --
  Lease termination
   fees.................        76        100        300      5,190         48
  Other income..........       --         298        784        188        221
                         ---------  ---------  ---------  ---------  ---------
      Total revenues....    39,176     42,908     36,223     46,644     40,501
                         ---------  ---------  ---------  ---------  ---------
  Property expenses.....     6,788      6,834      6,000      6,391      6,384
  Real estate taxes
   (refunds)............     1,301      1,416       (448)     2,984      3,781
  General and
   administrative
   expense..............     2,383      2,152      2,467      1,113      1,115
  Ground lease..........       768        789        913        941        854
  Development expenses..       650        737        468        581        429
  Option buy-out cost...     3,150        --         --         --         --
  Interest expense......    21,853     24,159     25,376     25,805     26,293
  Depreciation and
   amortization.........     9,111      9,474      9,962     10,905     10,325
                         ---------  ---------  ---------  ---------  ---------
      Total expenses....    46,004     45,561     44,738     48,720     49,181
                         ---------  ---------  ---------  ---------  ---------
  Income (loss) before
   extraordinary item...    (6,828)    (2,653)    (8,515)    (2,076)    (8,680)
  Extinguishment of
   debt.................    20,095     15,267      1,847        --         --
                         ---------  ---------  ---------  ---------  ---------
      Net income (loss). $  13,267  $  12,614  $  (6,668) $  (2,076) $  (8,680)
                         =========  =========  =========  =========  =========
BALANCE SHEET DATA:
  Real estate assets,
   before accumulated
   depreciation and
   amortization......... $ 227,337  $ 224,983  $ 223,821  $ 222,056  $ 221,423
  Total assets..........   128,339    132,857    143,251    148,386    161,008
  Mortgage and loans....   223,297    233,857    250,059    248,043    250,792
  Total liabilities.....   242,116    254,683    273,585    263,346    263,156
  Accumulated deficit...  (113,777)  (121,826)  (130,334)  (114,960)  (102,148)
OTHER DATA:
  Funds from Operations. $   5,433  $   2,365  $   1,447  $   3,639
  Cash flows from:
    Operating
     activities.........     5,520     10,071      6,607     11,457
    Investing
     activities.........    (2,354)    (1,162)    (1,765)     2,028
    Financing
     activities.........    (3,166)    (8,909)    (4,842)  (134,858)
  Office Properties:
    Square footage...... 1,688,383  1,688,383  1,688,383  1,688,383
    Occupancy...........      76.0%      72.8%      73.3%      81.0%
  Industrial Properties:
    Square footage......   916,570    916,570    916,570    916,570
    Occupancy...........      97.6%      98.4%      79.7%      77.6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the "Selected Financial Data" and the Combined Financial Statements for the Kilroy Group and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Total revenues decreased $3.7 million, or 8.7%, for the year ended December 31, 1996 compared to the same period for 1995. Revenues from base rents increased $1.0 million, or 3.0%, to $33.3 million in 1996 compared to $32.3 million in 1995. Rents from Office Properties increased $0.7 million during the year ended December 31, 1996 from the comparable period in 1995. Such increase was due to office space under lease increasing from 1,222,000 net rentable square feet at December 31, 1995 to 1,284,000 net rentable square feet at December 31, 1996. The majority of this increase relates to leasing at Kilroy Airport Center Long Beach. There was no significant change in rent per net rentable square foot for the year ended 1996 compared to the year ended 1995. Rents from Industrial Properties increased a net $0.3 million during the year ended December 31, 1996 compared to 1995. The net increase was due to a lease with a CPI increase and the effect of the 2260 E. El Segundo Boulevard Building being leased for the entire twelve months ended December 31, 1996. Tenant reimbursements and parking revenues increased to $3.4 million and $1.8 million, respectively, in 1996 compared to $3.0 million and $1.6 million for 1995. The overall $0.6 million increase is primarily due to increased billable operating expenses and parking income resulting from new leases. Revenues for 1995 include a gain on the sale of air rights of $4.5 million at Kilroy Airport Center at El Segundo. See Note 2 to the Combined Financial Statements.

  Expenses in the year ended December 31, 1996 increased by $0.4 million, or 1.0%, to $46.0 million compared to $45.6 million in 1995. During the year ended December 31, 1996, the Company accrued the costs of an option buy-out of $3.15 million for the cancellation of an option to purchase a 50% equity interest in Kilroy Airport Center at El Segundo. Interest expense decreased $2.3 million, or 9.6%, to $21.9 million in 1996 from $24.2 million in 1995, primarily as a result of the forgiveness and restructuring of certain debt in 1995 and 1996. See Note 4 to the Combined Financial Statements.

  Net income was $13.3 million for the year ended December 31, 1996 compared to $12.6 million for the same period in 1995. The increase of $0.7 million is due primarily to a decrease in interest expense of $2.3 million, an increase in extraordinary gains of $4.8 million less the nonrecurring option buy-out cost of $3.15 million for 1996 and the sale of air rights of $4.5 million in 1995.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Total revenues increased $6.7 million, or 18.5%, for the year ended December 31, 1995 compared to the year ended December 31, 1994. Revenues from base rents increased $1.1 million, or 3.5%, to $32.3 million in 1995 from $31.2 million in 1994. In 1995, rents from Industrial Properties increased $0.8 million from the year ended December 31, 1994, primarily due to the effect of 12-months' rental for the Property located at 2265 E. El Segundo Boulevard compared to four-months' rental in 1994. Office square footage and average rent per net rentable square foot remained relatively unchanged for the year ended December 31, 1995 compared to the year ended December 31, 1994. Industrial square footage under lease increased to 902,000 at December 31, 1995 as compared to 730,000 a year earlier. The 2265 E. El Segundo Boulevard building was leased in April 1995 after being vacant during 1994. The Company also leased the 1230 S. Lewis Street property in February 1995 at a rate of $6.11 per net rentable square foot, down from the rate of $6.43 in effect for the prior year. Tenant reimbursements increased to $3.0 million in 1995 from $1.6 million in 1994 due principally to the 1994 $1.5 million refund to tenants for property tax refunds. Parking revenues increased to $1.6 million in 1995 from $1.4 million in 1994 due to recognition of 12-months' parking income for Kilroy Airport Center Long Beach in

1995 compared to two months in 1994, together with increased tenant parking revenues at Kilroy Airport Center at El Segundo. Revenues for 1995 include a gain on the sale of air rights of $4.5 million referred to above. Other income decreased $0.5 million to $0.3 million during 1995 compared to 1994, primarily as a result of nonrecurring interest income of $0.4 million on the property tax refunds referred to below.

  Expenses in 1995 increased $0.8 million, or 1.8%, to $45.6 million. Property operating expenses increased $0.8 million, or 13.9%, primarily due to increased utility costs, increases in employee wages and benefits and a $0.3 million management fee paid to K1 to cover costs of the loan renegotiation at Kilroy Airport Center at El Segundo. Real estate taxes increased $1.9 million, to $1.4 million in 1995 from a credit balance of $0.4 million in 1994, primarily due to the $2.4 million property tax refund recorded by the KI in 1994 and the effect of a reduction in aggregate assessed property values in 1995. General and administrative expenses decreased $0.3 million, or 12.0%, to $2.2 million in 1995 from $2.5 million in the 1994 period, primarily due to a $0.3 million penalty for late payment of property taxes in 1994. Interest expense decreased $1.2 million to $24.2 million in 1995 from $25.4 million in 1994 due to the September 1995 extension of the mortgage on Kilroy Airport Center at El Segundo at a lower interest rate and the forgiveness of certain debt, offset in part by the effect of higher interest rates on the variable rate mortgage secured by Kilroy Airport Center Long Beach. See Note 4 to the Combined Financial Statements. Ground lease expense decreased $0.1 million to $0.8 million in 1995, reflecting the effect of 12 months' reduction of ground rent for Phase III of Kilroy Airport Center Long Beach compared to six months in 1994. The $0.5 million decrease in depreciation and amortization to $9.5 million in 1995 results from certain assets becoming fully amortized.

  Net income increased $19.3 million to $12.6 million in 1995 compared to a net loss of $6.7 million in 1994, primarily due to the sale of air rights discussed above and a $13.4 million increase in gains on extinguishment of debt to $15.3 million in 1995 compared to $1.8 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Upon consummation of the Offering and the use of the net proceeds of approximately $302.5 million therefrom, the Company (i) acquired certain properties for approximately $58.0 million, (ii) reduced its total indebtedness by approximately $127.3 million and (iii) established working capital cash reserves of approximately $117.8 million. The Company is currently negotiating a $100.0 million credit facility (the "Credit Facility"). The Credit Facility is expected to be used primarily to finance acquisitions of additional properties. The availability of funds under the Credit Facility is expected to be subject to, among other things, the value of the underlying collateral securing it. The Company expects that, initially, it will have approximately $50.0 million in availability under the Credit Facility.

  The Company anticipates that distributions will be paid from cash available for distribution, which is expected to exceed cash historically available for distribution as a result of the reduction in debt service resulting from the repayment of indebtedness with the net proceeds of the Offering. The Company presently intends to make distributions quarterly, subject to the discretion of the Board of Directors. Amounts accumulated for distribution will be invested by the Company primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company's intention to qualify for taxation as a REIT. Such investments may include, for example, U.S. government obligations, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

  The Company believes the Offering and the application of the proceeds therefrom have improved its financial performance, principally as a result of the substantial reduction in its overall debt and its debt-to-equity ratio. With the net proceeds of the Offering, the Company reduced its overall mortgage indebtedness by $127.3 million, and has debt outstanding as of the date of this report of $96.0 million comprised of an $84.0 million mortgage loan and a $12.0 million mortgage loan. The $84.0 million mortgage loan requires monthly principal and interest payments based on a fixed rate equal to the sum of the interest rate for U.S. Treasury Securities maturing eight years from January 31, 1997 plus 1.75%, amortizes over 25 years and matures in 2022, but is subject to increases in the effective interest rate beginning in 2005, giving the Company incentive to refinance or repay the indebtedness at that time. However, no assurance can be given that the Company will be able to repay such indebtedness as of such date, or to refinance such indebtedness as of such date on terms favorable to the Company. The $12.0 million mortgage loan requires monthly payments of interest computed at a variable rate equal to the 30-day London interbank overnight rate plus 3.0% and matures in July 1997. The $127.3 million reduction in mortgage indebtedness will result in a significant reduction in annual mortgage interest expense as a percentage of total revenue. The market capitalization of the Company, based on the initial public offering price of $23.00 per share and the debt outstanding at the completion of the Offering, is approximately $489.9 million including total debt of approximately $96.0 million (assuming the exchange into shares of Common Stock, on a one-for-one basis, of all 2,652,374 Units outstanding upon completion of the Offering). As a result, the Company's debt to total market capitalization ratio is approximately 19.6%.

  The Company was adversely impacted in 1993 and 1994 by the decline in market rental rates, higher vacancies and its higher leverage which prevented it from meeting certain of its financial obligations. Bank notes relating to properties, other than the SeaTac Office Center, aggregating $9.7 million were in default as of December 31, 1995. Past due interest relating to the notes was $2.9 million as of December 31, 1995. In addition, property taxes of $0.1 million and $0.5 million were past due as of December 31, 1996 and 1995, respectively. In June 1996, the Company repaid the principal of the bank notes relating to such properties, and the applicable accrued interest, and all but $40,000 of the property taxes, with the proceeds of a financing secured by certain of the Industrial Properties. With respect to the SeaTac Office Center, a high vacancy rate in 1993 resulted in insufficient cash flow to service the underlying debt on this Property. The high vacancy rate has continued and a note payable to an insurance company having a principal balance of $21.6 million and accrued interest of $2.4 million, as of December 31, 1996, had been in default since October 1995. In October 1996, the Company successfully negotiated a discounted payoff with the lender and the ground lessor which provided for a payoff or purchase of the lender's note at a discount on or before February 10, 1997 which was repaid with the net proceeds of the Offering and borrowings under the $12.0 million mortgage loan discussed above. Bank notes relating to the SeaTac Office Center aggregating $6.8 million were in default as of December 31, 1995. Past due interest relating to these notes was $2.1 million as of December 31, 1995. In June 1996, the Company repaid the principal of the bank notes and the applicable accrued interest relating to the SeaTac Office Center with the proceeds of a financing secured by certain of the Industrial Properties.

  The Company expects to meet its short-term liquidity requirements generally through its initial working capital, net cash provided by operations and additional debt or equity financings. The Company estimates that for the year ending December 31, 1997 it will incur approximately $1.1 million of expenses attributable to non-incremental revenue generating tenant improvements and leasing commissions and $310,000 of capital expenditures not reimbursed by tenants. The Company expects that it will incur tenant improvement and leasing commission costs in connection with the leasing-up of available space at the SeaTac Office Center. Based upon current market conditions, the Company estimates that such tenant improvements will be approximately $15.00 to $20.00 per net rentable square foot and leasing commissions will be approximately 6.0% to 7.0% of total lease payments made during the first four years of the lease term, and approximately 3.0% to 4.0% of total lease payments thereafter. As of December 31, 1996, approximately 306,000 net rentable square feet were available for lease at the SeaTac Office Center. In addition, the Company set aside approximately $2.7 million of the net proceeds of the Offering for certain nonrecurring capital expenditures. From such $2.7 million capital expenditure cash reserves, the Company paid to Hughes Space & Communications,the remaining balance of approximately $1.4 million in connection with the amendment and/or extension of leases of office space at the Office Properties located at Kilroy Airport Center at El Segundo, including $500,000 in connection with a tenant improvement allowance for the properties located at 2240 and 2250 E. Imperial Highway and the balance in connection with the cancellation of an option to purchase an equity interest in the Office Properties located at Kilroy Airport Center at El Segundo. In November 1996, $2.26 million of the option buy-out liability was paid by KI and its stockholders. Also from such $2.7 million capital expenditure cash reserves, pursuant to its obligations under its mortgage loan agreements, the Company will make earthquake-related improvements to certain of the Properties in an aggregate amount of approximately $600,000. The Company presently has no financial commitments in its capacity as a developer of real estate projects and believes that it will have sufficient capital resources to satisfy its obligations and to meet both operating requirements and expected distributions by the Company in accordance with REIT requirements.

  The Company expects to meet certain of its long-term liquidity requirements, including the repayment of long-term debt of $84.0 million (less scheduled principal repayments) in 2005, the repayment of debt of $12.0 million in July 1997 and possible property acquisitions and development, through long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of Units of the Operating Partnership.

  The Phase I environmental assessments of the Properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. See "Item 1. Business--Government Regulations--Environmental Matters" and "--Business Risks."

HISTORICAL CASH FLOWS

  Historically, the Kilroy Group's principal sources of funding for operations and capital expenditures were cash flow from operating activities and secured debt financings. The Kilroy Group incurred net losses before extraordinary items in each of the last five years. However, after adding back depreciation and amortization, the Properties have generated positive net operating cash flows for the last four years.

  The Company's net cash from operating activities increased $3.5 million from the year ended December 31, 1994 compared to the same period in 1995, or from $6.6 million in 1994 to $10.1 million in 1995. The increase was primarily due to the sale of air rights in 1995 of $4.5 million. The Company's net cash from operating activities decreased $4.6 million to $5.5 million during the year ended December 31, 1996 compared with $10.1 million in 1995. The decrease was a result of the sale of air rights of $4.5 million in 1995 and the option buy-out cost of $3.15 million in 1996, offset by an increase in total rental income of $1.0 million in 1996 and a decrease in interest expense of $2.3 million in 1996.

  Net cash used in investing activities decreased $0.6 million to $1.2 million for the year ended December 31, 1995 from $1.8 million for 1994 due to a decrease in the number of new lease transactions and the resulting decrease in the level of tenant improvements. Net cash used in investing activities increased $1.2 million to $2.4 million in the year ended December 31, 1996 from $1.2 million in 1995 primarily due to an increase in the number of new lease transactions and the resulting increase in the level of tenant improvements.

  Cash flows used in financing activities increased $4.1 million to $8.9 million for the year ended December 31, 1995 compared to net cash used in financing activities of $4.8 million for 1994 as result of net repayment of debt in the 1995 period compared to net borrowings in the 1994 period and a $4.6 million decrease in deemed distributions to partners. Cash flows used in financing activities was $3.2 million for the year ended December 31, 1996 consisting of net proceeds from issuance of debt of $2.1 million, less $5.2 million in distributions to partners.

FUNDS FROM OPERATIONS

  Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the audited Combined Financial Statements and selected financial data included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

INFLATION

  The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

  The directors and executive officers of the Company are identified below:

   NAME                     AGE                       POSITION                        TERM EXPIRES
   ----                     ---                       --------                        ------------
   John B. Kilroy, Sr. ....  74 Chairman of the Board of Directors                        1999
   John B. Kilroy, Jr. ....  48 President, Chief Executive Officer and Director           2000
   Jeffrey C. Hawken.......  38 Executive Vice President and Chief Operating Officer
   Richard E. Moran Jr. ...  45 Executive Vice President, Chief Financial Officer and
                                 Secretary
   Campbell Hugh Greenup...  43 General Counsel
   Tyler H. Rose ..........  36 Senior Vice President and Treasurer
   William P. Dickey.......  53 Director                                                  1998
   Matthew J. Hart.........  44 Director                                                  1999
   Dale F. Kinsella........  48 Director                                                  2000

  The principal occupations and positions for the past five years and in certain cases prior years, of the directors and executive officers named above are as follows:

  JOHN B. KILROY, SR., age 74, has served as the Company's Chairman of the Board of Directors since its incorporation in September 1996, and served in the same capacity for KI since 1954. In 1947, Mr. Kilroy founded the businesses which were incorporated in 1952 as the entity today known as KI. Mr. Kilroy has served as KI's President from its incorporation until 1981. Mr. Kilroy is a nationally recognized member of the real estate community, providing the Company with strategic leadership and a broadly-based network of relationships. Mr. Kilroy is a trustee of the Independent Colleges of Southern California, serves on the Board of Directors of Pepperdine University, and is a past trustee of Harvey Mudd College.

  JOHN B. KILROY, JR., age 48, has served as the Company's President, Chief Executive Officer and Director since its incorporation in September 1996. Prior to joining the Company, Mr. Kilroy served in the same capacity for KI and was responsible for the overall management of all facets of KI and its various affiliates since 1981. Mr. Kilroy has been involved in all aspects of commercial and industrial real estate acquisition, sales, development, construction, leasing, financing, and entitlement since 1967 and worked for KI for over 25 years. Mr. Kilroy became President of KI in 1981 and was elected Chief Executive Officer in 1991. Prior to that time, he held positions as Executive Vice President and Vice President--Leasing & Marketing. He is a member of the National Realty Committee and the Urban Land Institute, and is a trustee of the El Segundo Employers Association, and a past trustee of Viewpoint School, the Jefferson Center For Character Education and the National Fitness Foundation.

  JEFFREY C. HAWKEN, age 38, has served as the Company's Executive Vice President and Chief Operating Officer since it commenced operations in January 1997. Prior to that time, Mr. Hawken served in the same capacity for KI and was responsible for the management and operations of KI's real estate portfolio. Mr. Hawken's activities included leasing, asset and facility management, with an emphasis on quality of service, operational cost reduction and code compliance. He has also served on KI's acquisitions and executive committees. Mr. Hawken joined KI in 1980, as a Senior Financial Analyst, and has been involved in property and asset management with the Company since May 1983. Since that time, he attained the designation of Real Property Administrator (RPA) through the Building Owner's and Manager's Association
(BOMA).

  RICHARD E. MORAN JR., age 45, has served as the Company's Executive Vice President and Chief Financial Officer since December 1996. Prior to that time, Mr. Moran was Executive Vice President, Chief Financial Officer and Secretary of Irvine Apartment Communities, Inc. from 1993 to 1996. Mr. Moran was affiliated with

The Irvine Company from 1977 to 1993. He served as Treasurer of The Irvine Company from 1983 to 1993, was named Vice President in 1984, Senior Vice President in 1990, and Executive Vice President, Corporate Finance in 1992. Previously, he was a certified public accountant with Coopers & Lybrand. He is a member of the Urban Land Institute. Mr. Moran received his Master of Business Administration degree from the Harvard University Graduate School of Business Administration and his undergraduate degree from Boston College.

  CAMPBELL HUGH GREENUP, age 43, has served as the Company's General Counsel since it commenced operations in January 1997. Prior to that time, Mr. Greenup was employed at KI since 1986 as Assistant General Counsel and had responsibility for a significant portion of the Company's legal affairs, including transaction negotiation and documentation. In addition, he was responsible for all of KI's development activities, including land acquisition and entitlement, project development, leasing and disposition. In this role, he was also President of Kilroy Technologies Company, LLC, the Kilroy Group services entity, and directed all of KI's fee development activities. Mr. Greenup is a member of the American Bar Association, the Urban Land Institute-IOPC Gold Committee, the National Association of Corporate Real Estate Executives and the Los Angeles County Beach Advisory Commission.

  TYLER H. ROSE, age 36, was appointed Senior Vice President and Treasurer in March 1997. Mr. Rose was Senior Vice President, Corporate Finance of Irvine Apartment Communities, Inc. from March 1995 to March 1997, and was appointed Treasurer in 1996. Prior to that, Mr. Rose was Vice President, Corporate Finance of The Irvine Company from January 1994 to March 1995. From 1986 to 1994, Mr. Rose was employed at J.P. Morgan & Co., serving in its Real Estate Corporate Finance Group until 1992 and as Vice President of its Australia Mergers and Acquisitions Group from 1992 to 1994. Mr. Rose also served for two years as a financial analyst for General Electric Company. Mr. Rose holds a degree of Master of Business Administration from The University of Chicago Graduate School of Business and a Bachelor of Arts degree in Economics from the University of California at Berkeley.

  WILLIAM P. DICKEY, age 53, has been the president of The Dermot Company, Inc., a real estate investment and management company, since 1990. From 1986 to 1990, Mr. Dickey was a managing director of real estate for CS First Boston Corporation. Prior to 1986, Mr. Dickey was a partner at the New York law firm of Cravath, Swaine & Moore, where he started as an associate beginning in 1974. Mr. Dickey is a member of the board of directors of Horizon Group, Inc., a REIT which invests primarily in factory outlet centers, Price Enterprises, Inc., a REIT which invests primarily in shopping centers, and Mezzanine Capital Property Investors, Inc., a REIT which invests primarily in the East Coast office/mixed use space, and is a member of the board of trustees of Retail Property Trust, a REIT which invests primarily in regional malls. Mr. Dickey received his undergraduate degree from the United States Air Force Academy, his Masters Degree from Georgetown University and his Juris Doctor Degree from Columbia Law School.

  MATTHEW J. HART, age 44, joined Hilton Hotels Corporation in 1996 and is its Executive Vice President and Chief Financial Officer. Mr. Hart is primarily responsible for Hilton's corporate finance and development activities. Prior to joining Hilton, Mr. Hart was Senior Vice President and Treasurer of The Walt Disney Company from 1995 to 1996. From 1981 to 1995, Mr. Hart was employed by Host Marriott Corporation (formerly known as Marriott Corporation), most recently as its Executive Vice President and Chief Financial Officer. He was responsible for the company's corporate and project financing activities, as well as the corporate control and the corporate tax functions. Before joining Marriott Corporation, Mr. Hart had been a lending officer with Bankers Trust Company in New York. Mr. Hart is a member of the board of directors of First Washington Realty Trust, Inc., a REIT which invests primarily in retail properties. Mr. Hart received his undergraduate degree from Vanderbilt University and a Masters of Business Administration from Columbia University.

  DALE F. KINSELLA, age 48. For the past eight years, Mr. Kinsella has been a partner with the Los Angeles law firm of Kinsella, Boesch, Fujikawa & Towle. Mr. Kinsella received his undergraduate degree from the University of Santa Barbara and his Juris Doctor Degree from the University of California at Los Angeles.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Officers, directors and greater-than-10% holders are required to furnish the Company with copies of all such forms which they file. However, because the Company did not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 1996, no reports of securities ownership and changes in ownership were required for such period.

ITEM 11. EXECUTIVE COMPENSATION

  Since the Company had no operating history prior to 1997, meaningful individual compensation information for executive officers is not available for prior periods. The compensation table below sets forth the annual base salary rates and other compensation expected to be paid in 1997 to the Chief Executive Officer and the Company's other executive officers who are expected to have a total annual salary and bonus in excess of $100,000. The Company has entered into employment agreements with each of its executive officers as described below.

                                       ANNUAL             LONG-TERM
                                    COMPENSATION         COMPENSATION
                                   -------------- -----------------------------
                                                  RESTRICTED      SECURITIES
    NAME AND PRINCIPAL                              STOCK         UNDERLYING
         POSITION          YEAR(1)  SALARY  BONUS  AWARD(S)     OPTIONS/SARS(2)
    ------------------     ------- -------- ----- ----------    ---------------
John B. Kilroy, Jr. ......  1997   $200,000  (3)         --         250,000
  Director, President and
   Chief Executive Officer
Jeffrey C. Hawken.........  1997    175,000  (3)         --         150,000
  Executive Vice President
   and
   Chief Operating Officer
Richard E. Moran Jr. .....  1997    200,000  (3)  $2,299,000(4)     150,000
  Executive Vice
   President, Chief
   Financial Officer and
   Secretary
Campbell Hugh Greenup.....  1997    165,000  (3)         --         100,000
  General Counsel
Tyler H. Rose.............  1997    160,000  (3)         --         150,000
  Senior Vice President
   and Treasurer

--------
(1) Amounts given are annualized projections for the year ending December 31, 1997.

(2) Options to purchase an aggregate of 895,000 shares of Common Stock have been granted to directors, executive officers and other employees of the Company since the consummation of the Offering. Such options will vest pro rata in annual installments over a three-year-period. An additional 505,000 shares of Common Stock have been reserved for issuance under the Stock Option and Incentive Plan.

(3) Under the terms of each executive officer's respective employment agreement, each executive officer is entitled to receive an annual bonus in an amount up to 100% of such executive officer's base salary. The amount of any such bonus will be determined by the Executive Compensation Committee of the Board of Directors. In addition, Mr. Moran was paid a bonus of $200,000 upon consummation of the Offering. Mr. Moran's bonus was an obligation of, and was paid by, the principals of KI.

(4) Pursuant to Mr. Moran's employment agreement, concurrent with the consummation of the Offering he received 100,000 restricted shares of Common Stock under the Stock Option and Incentive Plan with an aggregate value at January 28, 1997, the date of issuance, of $2.3 million against the payment of $1,000 therefor. The restricted stock will vest in equal annual installments pro rata over a five-year period, subject to certain acceleration provisions. Mr. Moran will be entitled to receive distributions in respect of such restricted stock.

EMPLOYMENT AGREEMENTS

  Each of John B. Kilroy, Jr., Jeffrey C. Hawken, Richard E. Moran Jr., Campbell Hugh Greenup and Tyler H. Rose entered into an employment agreement with the Company which became effective upon consummation of the Offering or, in the case of Mr. Rose, the commencement of his employment. The employment agreements have an initial term of three years and are subject to automatic one-year extensions following the expiration of the initial term. The employment agreements provide for annual base compensation in the amounts set forth in the Executive Compensation table with the amount of any bonus to be determined by the Executive Compensation Committee of the Board of Directors, up to 100% of the applicable annual base compensation. Under the terms of his employment agreement, Mr. Moran was paid a bonus of $200,000 following completion of the Offering. Mr. Moran's bonus was an obligation of, and was paid by, the principals of KI.

  The employment agreements entitle the executives to participate in the Company's Stock Option and Incentive Plan (each executive was initially allocated the number of stock options and/or restricted stock set forth in the Executive Compensation table) and to receive certain other insurance benefits. The employment agreements also provide that in the event of death, the executive's estate will receive monthly payments of the executive's annual salary, plus one-twelfth of any bonus to be received, for a period equal to the lesser of the term remaining under the employment agreement or one year. In addition, in the event of a termination by the Company without "cause," a termination of employment resulting from "disability," a termination by the executive for "good reason," or, in the case of Mr. Kilroy and Mr. Moran, a termination pursuant to a "change of control" of the Company (as such terms are defined in the respective employment agreements), the terminated executive will be entitled to (i) severance (the "Severance Amount") and (ii) continued receipt of certain benefits including medical insurance, life and disability insurance and the receipt of other customary benefits established by the Company for its executive employees for two years following the date of termination (collectively, the "Severance Benefits"). The Severance Amount is equal to the sum of two times the executive's average annual base compensation and two times the highest annual bonus received during the preceding 36-month period. "Disability" means a physical or mental disability or infirmity which, in the opinion of a physician selected by the Board of Directors, renders the executive unable to perform his duties for six consecutive months or for shorter periods aggregating 180 business days in any 12-month period (but only to the extent that such definition does not violate the Americans with Disabilities Act). "Cause," as defined under the terms of the respective employment agreements, means (a) the executive's conviction for commission of a felony or a crime involving moral turpitude, (b) the executive's willful commission of any act of theft, embezzlement or misappropriation against the Company, or (c) the executive's willful and continued failure to substantially perform the executive's duties (other than such failure resulting from the executive's incapacity due to physical or mental illness), which is not remedied within a reasonable time. "Good reason" means (a) the Company's material breach of any of its obligations under the employment agreement (subject to certain notice and cure provisions) or (b) any removal of the executive from one or more of the appointed offices or any material alteration or diminution in the executive's authority, duties or responsibilities without "cause" and without the executive's prior written consent. "Change in Control" means (a) the event by which the individuals constituting the board of directors as of the date of the Offering cease for any reason to constitute at least a majority of the Company's board of directors; provided, however, that if the election, or nomination for election by the Company's stockholders of any new director was approved by a vote of at least a majority of the members of the original board of directors, such new director shall be considered a member of the original board of directors, (b) an acquisition of any voting securities of the Company by any "person" (as the term "person" is used for purposed of Section 13(d) or Section 14(d) of the Securities Exchange Act of 1934, as amended) immediately after which such person has "beneficial ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange
Act) of 20% or more of the combined voting power of the Company's then outstanding voting securities unless such acquisition was approved by a vote of at least one more than a majority of the original board of directors, or
(c) approval by the stockholders of the Company or (i) a merger, consolidation, share exchange or reorganization involving the Company, unless the stockholders of the Company, immediately before such merger, consolidation, share exchange or reorganization, own, directly or indirectly immediately following such merger, consolidation, share exchange or reorganization, at least 80% of the combined voting power of the outstanding voting securities of the corporation that is the successor in such merger, consolidation, share exchange or reorganization in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation, share exchange or reorganization; (ii) a complete liquidation or dissolution of the Company; or
(iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Company.

DIRECTORS

  The Company currently pays its Independent Directors (as herein defined) an annual compensation of $12,000 for their services. In addition, Independent Directors receive $1,000 for each committee meeting chaired by such director. An "Independent Director" is a director who is not an employee, officer or affiliate of the Company or a subsidiary or a division thereof, or a relative of a principal executive officer, or who is not an individual member of an organization acting as advisor, consultant or legal counsel, receiving compensation on a continuing basis from the Company in addition to director's fees. Independent Directors also are reimbursed for reasonable expenses incurred to attend director and committee meetings. Officers of the Company who are directors will not be paid any director's fees. Each Independent Director receives, upon initial election to the Board of Directors, an option to purchase 10,000 shares of Common Stock which vests pro rata in annual installments over a three-year period. In addition, upon consummation of the Offering, John B. Kilroy, Sr., who is not an Independent Director, received an option to purchase 15,000 shares of Common Stock which vests over a three-year period. Each Independent Director also receives an option to purchase 1,000 shares of Common Stock on each anniversary of his election to the Board of Directors, which options also vests pro rata in annual installments over a three-year period. All stock options are issued pursuant to the Stock Option and Incentive Plan at an exercise price equal to or greater than the fair market value of the Common Stock at the date of grant.

REPORT ON EXECUTIVE COMPENSATION

  General. The Company's executive compensation program will be administered by the Executive Compensation Committee of the Board of Directors (the "Committee") which will consist solely of independent non-employee directors of the Company. Compensation for executives for 1997 was determined through discussions among the entire Board of Directors of the Company. In the future, it is the intention of the Board of Directors that the Committee shall accept recommendations regarding executive compensation from the Chief Executive Officer and independently make determinations in accordance with the philosophy outlined in this report.

  Compensation Philosophy. The Company's executive compensation program is designed to (i) attract and retain qualified executives and to reward them for superior performance in achieving the Company's business goals and enhancing stockholder value and (ii) provide incentives for creation of long-term stockholder value and align management's interests with those of the stockholders. The key elements of executive compensation are base salary, annual performance bonus and stock options. The Committee reviews and approves policies and practices relating to executive compensation including (i) base salary levels, (ii) incentive compensation plans and related performance objectives and awards and (iii) long-term incentives, principally stock option awards.

  Base Salaries. Base salaries for executive officers are set at levels which reflect base salaries for positions of similar responsibility at other public companies and also take into account the unique talents and skills which may be required in particular positions. Base salaries are adjusted annually to account for such factors as individual past performance, changes in responsibilities, changes in competitive pay levels and inflation. In addition, the Committee will from time-to-time, as it deems appropriate, refer to outside survey data. Aspects of the compensation payable to certain executive officers of the Company are also governed by employment contracts with such persons.

  Long-Term Incentives. The Company uses stock option grants to provide additional incentives for creation of, and increase in, long-term stockholder value and to link management and stockholder interests.

  The Board and/or the Committee administers the Company's Stock Option and Incentive Plan and is responsible for determining, among other things, eligibility to participate, the terms of the options and the number of shares subject to option grants. Option grants to executives are based primarily on the assessment by the Board and/or the Committee of the contribution by each executive to the Company's success, as well as such executive's prospects for the future and value to the Company, and also take into account the amount of options or stock already owned by the executive.

  Upon consummation of the Offering, the Company issued to certain officers, directors and key employees of the Company, the Operating Partnership and the Services Company options to purchase 900,000 shares of Common Stock pursuant to the Stock Option and Incentive Plan. An additional 500,000 shares of Common Stock have been reserved for issuance under the Stock Option and Incentive Plan. The term of each of such option is ten years from the date of grant. Each such option vests 33 1/3% per year over three years and is exercisable at a price per share equal to the fair market value per share of Common Stock at the time of issuance. The table below sets forth the allocation of the options that had been issued as of March 21, 1997.

     NAME                                                                OPTIONS
     ----                                                                -------
     John B. Kilroy, Sr. ...............................................  15,000
     John B. Kilroy, Jr. ............................................... 250,000
     Jeffrey C. Hawken.................................................. 150,000
     Richard E. Moran Jr. .............................................. 150,000
     Campbell Hugh Greenup.............................................. 100,000
     Tyler H. Rose...................................................... 150,000
     Independent Directors (as a group).................................  30,000
     Other Employees....................................................  50,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of shares of Common Stock as of March 21, 1997 for (i) each person who was the beneficial owner of 5% or more of the outstanding Common Stock, (ii) directors and executive officers of the Company and (iii) directors and executive officers of the Company as a group. Except for the shares of Common Stock owned by Mr. Moran, the shares owned by Mr. Dickey and Mr. Hart and 600 shares of Common Stock owned by Mr. Kilroy, Jr., none of the persons or entities listed below currently owns any shares of Common Stock, but rather owns Units exchangeable for shares of Common Stock.

                                                                  PERCENTAGE OF
                                                                   OUTSTANDING
                                                                    SHARES OF
                                              NUMBER OF SHARES    COMMON STOCK
           NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED(1)    (1)(2)
           ------------------------         --------------------- -------------
   John B. Kilroy, Sr. ....................       1,253,926(3)         8.22%
   John B. Kilroy, Jr. ....................       1,253,926(3)         8.22%
   Jeffrey C. Hawken.......................             --              --
   Richard E. Moran Jr. ...................         100,000(4)         0.66%
   Campbell Hugh Greenup...................             --              --
   Tyler H. Rose...........................             --              --
   William P. Dickey.......................           2,000(5)         0.01%
   Matthew J. Hart.........................           5,000(5)         0.03%
   Dale F. Kinsella........................             --              --
   All directors and executive officers as
    a group (9 persons)....................       2,614,852           17.14%

--------
(1) Includes the Units beneficially owned by KI which are allocated to John B. Kilroy, Sr. and John B. Kilroy, Jr., the only shareholders of KI, in accordance with their respective percentage ownership of KI. Excludes options to purchase 845,000 shares of Common Stock which were granted to executive officers and directors at the consummation of the Offering.

(2) Assuming exchange of the 2,652,374 Units outstanding as of March 21, 1997.

(3) One-half of these Units have been pledged to secure certain indemnification obligations to the Company arising in connection with the formation of the Company.

(4) Represents 100,000 restricted shares of Common Stock granted under the Stock Option and Incentive Plan to Richard E. Moran Jr. pursuant to the terms of his employment agreement, which shares vest in five equal annual installments over a five-year period.

(5) Represents shares purchased by the director in the Offering at the offering price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The members of the Kilroy Group, including John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and its President and Chief Executive Officer, respectively, have direct or indirect interests in transactions which have been consummated by the Company, the Operating Partnership or the Services Company in connection with the Offering, including the transfer of certain properties to the Operating Partnership by the Continuing Investors, the grant of options with respect to certain other properties from the respective members of the Kilroy Group, the repayment of certain indebtedness encumbering the Properties and the performance of management and leasing activities by the Operating Partnership and certain development and other activities by the Services Company at such certain other properties. In addition, John B. Kilroy, Sr. contributed $1,000 to the Company in exchange for an aggregate of 50 shares of Common Stock, which shares were subsequently repurchased by the Company, and upon consummation of the Offering, John B. Kilroy, Sr. and John B. Kilroy, Jr. each contributed cash to the Services Company in exchange for shares of the Services Company, which in the aggregate represents a 5.0% economic interest in the Services Company. See the Combined Financial Statements and the notes thereto contained elsewhere in this report.

PARTNERSHIP AGREEMENT

  Concurrently with the completion of the Offering, the Company entered into the partnership agreement of the Operating Partnership with various limited partners of the Operating Partnership. John B. Kilroy, Sr. and John B. Kilroy, Jr., who are limited partners of the Operating Partnership, are directors and/or officers of the Company.

ASSIGNMENT OF LEASE; VARIOUS SERVICES PROVIDED BY THE SERVICES COMPANY TO THE KILROY GROUP

  In connection with the Offering, KI assigned to the Operating Partnership all of its interest as a tenant in a lease with a partnership affiliated with the other members of the Kilroy Group covering the space that was serving as the headquarters of KI at Kilroy Airport Center at El Segundo. The Company, the Operating Partnership and the Services Company occupy such space, with the Company and the Services Company subleasing some of such space from the Operating Partnership and paying rent to the Operating Partnership therefor, at rates which the Company believes are equal to the fair rental value of the space.

  Pursuant to management agreements, the Operating Partnership is providing management and leasing services, and the Services Company is providing development services, with respect to certain properties, each of which is beneficially owned and controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr., for fees equivalent to the fair market value of such services.

OPTIONS TO PURCHASE CERTAIN PROPERTIES

  In connection with the formation of the Company, the Company entered into certain option agreements with partnerships controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors, and President, Chief Executive Officer and Director, respectively, granting to the Operating Partnership options to acquire (i) parcels comprising an aggregate of approximately 18 acres located at Calabasas Park Centre, in Calabasas, California and (ii) a three-building office complex located on North Sepulveda Boulevard in El Segundo, California at the respective purchase price for each of the properties as discussed below. The option for Calabasas Park Centre is exercisable on or before January 31, 1998. The option for the office complex located on North Sepulveda Boulevard in El Segundo is exercisable on or before January 31, 2004. The purchase price for each of the properties will be payable in cash, provided, however, that if the option for the office complex in El Segundo is exercised after January 31, 1998, the purchase price will be payable in cash or Units at the election of the seller.

  Pursuant to the terms of the applicable option agreement, the purchase price for the parcels located at Calabasas Park Centre will be equal to the lower of
(i) a third party offer or (ii) the total accumulated costs, as of the date such option is exercised, in connection with the acquisition of rights with respect to, and the entitlement and development of such property, including, without limitation, property taxes, predevelopment and entitlement costs and fees, and related bond financing costs.

  Pursuant to the terms of the applicable option agreement, the purchase price for the North Sepulveda Boulevard properties is equal to the lower of (i) a third party offer or (ii) the sum of (1) the then outstanding mortgage indebtedness secured by the respective properties, plus (2) $1, plus (3) the aggregate amount of capital contributed by the beneficial owners of the property, net of actual cash distributions distributed in respect of such beneficial owners, during the period beginning on January 31, 1997 and ending on the date of exercise of the option, plus (4) an annualized return of 8.0% on the amount in excess of $5.0 million, if any, as determined pursuant to clause (3) preceding.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) and (2) Financial Statements and Schedules

  The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

   Independent Auditors' Report...........................................  F-2
   Combined Balance Sheets as of December 31, 1996 and 1995...............  F-3
   Combined Statements of Operations for the Three Years Ended December
    31, 1996..............................................................  F-4
   Combined Statements of Accumulated Deficit for the Three Years Ended
    December 31, 1996.....................................................  F-5
   Combined Statements of Cash Flows for the Three Years Ended December
    31, 1996..............................................................  F-6
   Notes to Combined Financial Statements.................................  F-7
   Schedule of Valuation and Qualifying Accounts.......................... F-20

  All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

 (3) Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1*   Articles of Amendment and Restatement of the Registrant.
  3.2*   Amended and Restated Bylaws of the Registrant.
  3.3*   Form of Certificate for Common Stock of the Registrant.
 10.1*   Amended and Restated Agreement of Limited Partnership of Kilroy
         Realty, L.P.
 10.2*   Form of Registration Rights Agreement among the Registrant and the persons named therein.
 10.3*   Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy
          Realty, L.P. and the parties named therein.
 10.4*   Supplemental Representations, Warranties and Indemnity Agreement by
          and among Kilroy Realty, L.P. and the parties named therein.
 10.5*   Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy,
          Sr., John B. Kilroy, Jr. and Kilroy Industries.
 10.6*   1997 Stock Option and Incentive Plan of the Registrant and Kilroy
         Realty, L.P.
 10.7*   Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P.
          with certain officers and directors.
 10.8*   Lease Agreement, dated January 24, 1989, by and between Kilroy Long
          Beach Associates and the City of Long Beach for Kilroy Long Beach
          Phase I.
 10.9*   First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
          Kilroy Long Beach Phase I.
 10.10*  Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach
          Associates and the City of Long Beach for Kilroy Long Beach Phase
          III.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.11*  Lease Agreement, dated April 21, 1988, by and between Kilroy Long
          Beach Associates and the Board of Water Commissioners of the City of
          Long Beach, acting for and on behalf of the City of Long Beach, for
          Long Beach Phase IV.
 10.12*  Lease Agreement, dated December 30, 1988, by and between Kilroy Long
          Beach Associates and City of Long Beach for Kilroy Long Beach Phase
          II.
 10.13*  First Amendment to Lease, dated January 24, 1989, by and between
          Kilroy Long Beach Associates and the City of Long Beach for Kilroy
          Long Beach Phase III.
 10.14*  Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
          Kilroy Long Beach Phase III.
 10.15*  First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
          Kilroy Long Beach Phase II.
 10.16*  Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for
          Kilroy Long Beach Phase III.
 10.17*  Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach.
 10.18*  Amendment No. 1 to Development Agreement by and between Kilroy Long
          Beach Associates and the City of Long Beach.
 10.19*  Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy
          Industries, dated May 15, 1969, for SeaTac Office Center.
 10.20*  Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27,
          1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
          Boysen and Sea/Tac Properties.
 10.21*  Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17,
          1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
          Boysen and Sea/Tac Properties.
 10.22*  Airspace Lease, dated July 10, 1980, by and among the Washington State
          Department of Transportation, as lessor, and Sea Tac Properties, Ltd.
          and Kilroy Industries, as lessee.
 10.23*  Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for
          Sea/Tac Office Center.
 10.24*  Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow
          Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
          Ltd., as lessee.
 10.25*  Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow
          Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
          Ltd., as lessee.
 10.26*  Property Management Agreement between Kilroy Realty Finance
          Partnership, L.P. and Kilroy Realty, L.P.
 10.27*  Form of Environmental Indemnity Agreement.
 10.28*  Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport
         Imperial Co.
 10.29*  Option Agreement by and between Kilroy Realty, L.P. and Kilroy
         Calabasas Associates.
 10.30*  Employment Agreement between the Registrant and John B. Kilroy, Jr.
 10.31*  Employment Agreement between the Registrant and Richard E. Moran Jr.
 10.32*  Employment Agreement between the Registrant and Jeffrey C. Hawken.
 10.33*  Employment Agreement between the Registrant and C. Hugh Greenup.
 10.34*  Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Sr.
 10.35*  Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Jr.
 10.36*  License Agreement by and among the Registrant and the other persons named therein.

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.37*  Form of Indenture of Mortgage, Deed of Trust, Security Agreement,
          Financing Statement, Fixture Filing and Assignment of Leases, Rents
          and Security Deposits.
 10.38*  Form of Mortgage Note.
 10.39*  Form of Indemnity Agreement.
 10.40*  Form of Assignment of Leases, Rents and Security Deposits.
 10.41*  Form of Credit Agreement.
 10.42*  Form of Variable Interest Rate Indenture of Mortgage, Deed of Trust,
          Security Agreement, Financing Statement, Fixture Filing and
          Assignment of Leases and Rents.
 10.43*  Form of Environmental Indemnity Agreement.
 10.44*  Form of Assignment, Rents and Security Deposits.
 10.45*  Form of Revolving Credit Agreement.
 10.46*  Form of Mortgage, Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and Assignment of Leases and Rents.
 10.47*  Assignment of Leases, Rents and Security Deposits.
 21.1*   List of Subsidiaries of the Registrant.
 24.1**  Powers of Attorney (included in Part IV of this Form 10-K).
 27.1**  Financial Data Schedule.

--------
 * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

**Filed herewith.


 (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                       Kilroy Realty Corporation

                                                /s/ John B. Kilroy, Jr.
                                       By:
                                          -------------------------------------
                                                   John B. Kilroy, Jr.
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Kilroy Realty Corporation, hereby severally constitute John B. Kilroy, Sr., John B. Kilroy, Jr., Jeffrey C. Hawken and Richard E. Moran Jr., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Kilroy Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                           TITLE                  DATE
                ----                           -----                  ----
     /s/ John B. Kilroy, Sr.
 _________________________________  Chairman of the Board        March 27, 1997
        John B. Kilroy, Sr.
     /s/ John B. Kilroy, Jr.        President, Chief Executive
 _________________________________   Officer and Director        March 27, 1997
        John B. Kilroy, Jr.          (Principal Executive
                                     Officer)
      /s/ Jeffrey C. Hawken         Executive Vice President
 _________________________________   and Chief Operating         March 27, 1997
         Jeffrey C. Hawken           Officer
                                    Executive Vice President
    /s/ Richard E. Moran Jr.         and Chief Financial
 _________________________________   Officer (Principal          March 27, 1997
       Richard E. Moran Jr.          Financial Officer and
                                     Principal Accounting
                                     Officer)

 _________________________________  Director                     March   , 1997
         William P. Dickey
       /s/ Matthew J. Hart
 _________________________________  Director                     March 27, 1997
          Matthew J. Hart
      /s/ Dale F. Kinsella
 _________________________________  Director                     March 27, 1997
         Dale F. Kinsella

                                  KILROY GROUP

           FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995 AND COMBINED STATEMENTS OF OPERATIONS FOR THE THREE YEARS THEN ENDED

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  F-2
Combined Balance Sheets as of December 31, 1996 and 1995..................  F-3
Combined Statements of Operations for the Three Years Ended December 31,
 1996.....................................................................  F-4
Combined Statements of Accumulated Deficit for the Three Years Ended
 December 31, 1996........................................................  F-5
Combined Statements of Cash Flows for the Three Years Ended December 31,
 1996.....................................................................  F-6
Notes to Combined Financial Statements....................................  F-7
Schedule of Valuation and Qualifying Accounts............................. F-20

                         INDEPENDENT AUDITORS' REPORT

To the Partners of Kilroy Group:

  We have audited the accompanying combined balance sheets of Kilroy Group (described in Note 1) as of December 31, 1996 and 1995, and the related combined statements of operations, accumulated deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the management of Kilroy Group. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Kilroy Group as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
March 21, 1997

                                  KILROY GROUP

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               1996       1995
                                                             ---------  ---------
                           ASSETS
                           ------
RENTAL PROPERTIES (Notes 1, 2, 4, 5, 6 and 9):
  Land...................................................... $  12,490  $  12,490
  Buildings and improvements................................   214,847    212,493
                                                             ---------  ---------
    Total rental properties.................................   227,337    224,983
  Accumulated depreciation and amortization.................  (109,668)  (101,774)
                                                             ---------  ---------
    Rental properties, net..................................   117,669    123,209
TENANT RECEIVABLES, NET (Note 2)............................     3,042      3,973
DEFERRED CHARGES AND OTHER ASSETS, NET (Notes 2, 3 and 7)...     7,628      5,675
                                                             ---------  ---------
  TOTAL..................................................... $ 128,339  $ 132,857
                                                             =========  =========
            LIABILITIES AND ACCUMULATED DEFICIT
            -----------------------------------
LIABILITIES:
  Debt (Notes 4, 8 and 9)................................... $ 223,297  $ 233,857
  Accounts payable and accrued expenses.....................     2,712      2,590
  Accrued construction costs (Note 2).......................       100        874
  Accrued property taxes (Note 2)...........................       873      1,399
  Accrued interest payable (Note 4).........................     3,929      7,251
  Accrued cost of option buy-out and tenant improvement
   (Note 5).................................................     1,390
  Rents received in advance and tenant security deposits
   (Note 2).................................................     9,815      8,712
                                                             ---------  ---------
    Total liabilities.......................................   242,116    254,683
COMMITMENTS AND CONTINGENCIES (Note 6)......................
ACCUMULATED DEFICIT (Note 1)................................  (113,777)  (121,826)
                                                             ---------  ---------
  TOTAL..................................................... $ 128,339  $ 132,857
                                                             =========  =========



                  See notes to combined financial statements.

                                  KILROY GROUP

                       COMBINED STATEMENTS OF OPERATIONS

               THREE YEARS ENDED DECEMBER 31, 1996 (IN THOUSANDS)

                                                      1996     1995     1994
                                                     -------  -------  -------
REVENUES (Notes 2 and 5):
  Rental income (Note 7)............................ $33,269  $32,314  $31,220
  Tenant reimbursements (Note 3)....................   3,380    3,002    1,643
  Parking...........................................   1,753    1,582    1,357
  Development services..............................     698    1,156      919
  Sale of air rights (Note 2).......................            4,456      300
  Lease termination fees............................              100
  Other income (Note 3).............................      76      298      784
                                                     -------  -------  -------
    Total revenues..................................  39,176   42,908   36,223
                                                     -------  -------  -------
EXPENSES:
  Property expenses (Notes 2 and 7).................   6,788    6,834    6,000
  Real estate taxes (Note 2)........................   1,301    1,416     (448)
  General and administrative........................   2,383    2,152    2,467
  Ground lease (Note 6).............................     768      789      913
  Development expenses..............................     650      737      468
  Option buy-out cost (Note 5)......................   3,150
  Interest expense..................................  21,853   24,159   25,376
  Depreciation and amortization.....................   9,111    9,474    9,962
                                                     -------  -------  -------
    Total expenses..................................  46,004   45,561   44,738
                                                     -------  -------  -------
LOSS BEFORE EXTRAORDINARY GAINS.....................  (6,828)  (2,653)  (8,515)
EXTRAORDINARY GAINS (Note 4)........................  20,095   15,267    1,847
                                                     -------  -------  -------
NET INCOME (LOSS)................................... $13,267  $12,614  $(6,668)
                                                     =======  =======  =======


                  See notes to combined financial statements.

                                  KILROY GROUP

                   COMBINED STATEMENTS OF ACCUMULATED DEFICIT

                      THREE YEARS ENDED DECEMBER 31, 1996

BALANCE, JANUARY
 1, 1994........  $(114,960)
  Deemed and
   actual
   distributions
   to partners,
   net of
   contributions.    (8,706)
  Net loss......     (6,668)
                  ---------
BALANCE,
 DECEMBER 31,
 1994...........   (130,334)
  Deemed and
   actual
   distributions
   to partners,
   net of
   contributions.    (4,106)
  Net income....     12,614
                  ---------
BALANCE,
 DECEMBER 31,
 1995...........   (121,826)
  Deemed and
   actual
   distributions
   to partners,
   net of
   contributions.    (5,218)
  Net income....     13,267
                  ---------
BALANCE,
 DECEMBER 31,
 1996...........  $(113,777)
                  =========



                  See notes to combined financial statements.

                                  KILROY GROUP

                       COMBINED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                     1996      1995     1994
                                                   --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................... $ 13,267  $ 12,614  $(6,668)
  Adjustment to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization.................    9,111     9,474    9,962
    Net (increase) decrease:
      Provision for bad debts.....................    1,266     1,000      909
      Extraordinary gain..........................  (20,095)  (15,267)  (1,847)
    Changes in assets and liabilities:
      Tenant receivables..........................     (335)   (1,012)    (760)
      Other assets................................   (1,349)    2,095   (3,212)
      Accounts payable............................      122      (892)   2,274
      Accrued construction costs..................     (774)      874
      Accrued property taxes......................     (526)     (164)  (2,411)
      Property tax refund payable.................             (1,500)   1,500
      Accrued interest payable....................    2,340     3,061    1,846
      Accrued cost of option buy-out and tenant
       improvements...............................    1,390
      Rents received in advance and tenant
       security deposits..........................    1,103      (212)   5,014
                                                   --------  --------  -------
        Net cash provided by (used in) operating
         activities...............................    5,520    10,071    6,607
                                                   --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties..............   (2,354)   (1,162)  (1,765)
                                                   --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from debt.....................   21,143       625   11,127
  Principal payments on debt......................  (19,091)   (5,428)  (7,263)
  Deemed and actual distributions to partners, net
   of contributions...............................   (5,218)   (4,106)  (8,706)
                                                   --------  --------  -------
        Net cash used in financing activities.....   (3,166)   (8,909)  (4,842)
                                                   --------  --------  -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.......................... $ 25,175  $ 21,098  $23,530
                                                   ========  ========  =======

                  See notes to combined financial statements.

                                 KILROY GROUP

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1996

1. ORGANIZATION AND BASIS OF PRESENTATION

  Organization--Kilroy Group (not a legal entity) consists of the combination of Kilroy Industries ("KI") and general and limited partnerships, a limited liability company and trusts, the properties of which are under common control of KI and/or its stockholders, John B. Kilroy, Sr. and John B. Kilroy, Jr. The entities referred to collective as Kilroy Group ("KG") are engaged in the acquisition, development, ownership and operation of 19 office and industrial properties (the "Kilroy Properties") located in California, Washington and Arizona. KI has historically provided acquisition, financing, construction and leasing services with respect to the Kilroy Properties. KI has also provided development services to the third-party owners of properties for a fee. The accompanying combined financial statements of KG have been presented on a combined basis because of the common ownership and management and because the entities were the subject of a business combination in 1997 with Kilroy Realty Corporation, Inc. (the "Company").

  The Company was incorporated in Maryland in September 1996 and is the successor to the operations of KG. On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of $.01 par value common stock ("the Offering"). The Offering price was $23.00 per share resulting in gross proceeds of $287,500,000. On February 7, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued an additional 1,875,000 shares of common stock and received gross proceeds of $43,125,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $302,500,000.

  The following transactions occurred simultaneously with the completion of the Offering:

  . The Company consummated various purchase agreements to acquire four properties for approximately $58,000,000 in cash. The four properties had aggregate operating revenues of approximately $9,100,000 and net operating income (before depreciation, amortization and interest of approximately $6,300,000 during the year ended December 31, 1996).

  . The Company became the sole general partner of Kilroy Realty L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the Offering, in exchange for an approximate 84.6% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership. The Operating Partnership executed various option and purchase agreements whereby it issued 2,652,374 units in the Operating Partnership ("Units") to the continuing investors in exchange for fee simple and leasehold interest in properties.

  . The Operating Partnership used a portion of the Offering proceeds and the proceeds of new mortgage borrowings of $96,000,000 to repay approximately $223,000,000 of indebtedness. In conjunction with such repayment, the Operating Partnership realized an extraordinary gain of approximately $3,217,000 (before minority interest) consisting of approximately $1,270,000 of unamortized deferred financing fees written off and net of a gain on partial forgiveness of a mortgage obligation of approximately $4,487,000.

                                 KILROY GROUP

  . The Operating Partnership borrowed $96,000,000 under two mortgage loans. The names of the corporation, partnerships and trusts which directly own the Kilroy Properties are as follows:

                              PERCENTAGE
                             OWNERSHIP OF
                           PROPERTY BY KI,
                         JOHN B. KILROY, SR.,
                                AND/OR
      ENTITY NAME         JOHN B KILROY, JR.                PROPERTY                       LOCATION
      -----------        --------------------               --------                       --------
OFFICE:
Kilroy Airport
 Associates.............         100%         Kilroy Airport Center at El Segundo:
                                               2240 E. Imperial Highway            El Segundo, California
                                               2250 E. Imperial Highway            El Segundo, California
                                               2260 E. Imperial Highway            El Segundo, California
Kilroy Long Beach
 Partner II.............          99%         Kilroy Airport Center Long Beach:
                                               3750 Kilroy Airport Way             Long Beach, California
                                               3760 Kilroy Airport Way             Long Beach, California
                                               3780 Kilory Airport Way             Long Beach, California
Kilroy Freehold
 Industrial Development
 Organization
 ("K-FIDO").............          83%(1)      185/181 S. Douglas Street            El Segundo, California
Sea Tac Properties,
 Ltd....................          99%         SeaTac Office Center:
                                               17900 Pacific Highway               Seattle, Washington
                                               17930 Pacific Highway               Seattle, Washington
                                               18000 Pacific Highway               Seattle, Washington
INDUSTRIAL:
Kilroy Industries.......         100%          2031 E. Mariposa Avenue             El Segundo, California
Kilroy Building 73
 Partnership............         100%          3332 E. La Palma Avenue             Anaheim, California
K-FIDO..................          83%(1)       2260 E. El Segundo Boulevard        El Segundo, California
K-FIDO..................          83%(1)       2265 E. El Segundo Boulevard        El Segundo, California
K-FIDO..................          83%(1)       2270 E. El Segundo Boulevard        El Segundo, California
A-102 Trust.............          20%(1)       5115 N. 27th Avenue                 Phoenix, Arizona
KI 1979 Trust...........          85%(1)       1000 E. Ball Road                   Anaheim, California
KI 1979 Trust...........          85%(1)       1230 S. Lewis Street                Anaheim, California
Kilroy Garden Grove
 Assoc..................         100%          12681/12691 Pala Drive              Garden Grove, California

--------
(1) The balance of the ownership interest are held by the four adult daughters of John B. Kilroy, Sr.

  Certain other properties and operations affiliated with KI have been excluded as they are not compatible with the investment purposes of the Company. Deemed and actual cash distributions to partners, net of contributions, included in the combined statements of accumulated deficit generally represent distributions of the cash flows generated by KG, and advances to partners and KI, as well as related-party transactions (see Note
7).

                                 KILROY GROUP

2. SIGNIFICANT ACCOUNTING POLICIES

  Rental Properties--Rental properties are stated at historical cost less accumulated depreciation, which, in the opinion of KG's management does not require a provision for impairment. Net realizable value does not purport to represent fair market value. Costs incurred for the acquisition, renovation and betterment of the properties are capitalized. Maintenance and repairs are charged to expense as incurred.

  During 1995, KG adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under this standard, if impairment conditions exist, the Company makes an assessment of the recoverability of the carrying amounts of individual properties by estimating the future undiscounted cash flows, excluding interest charges, on a property-by-property basis. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Any long-lived assets to be disposed of are to be valued at estimated fair value less costs to sell. Based on such periodic assessments, no impairments have been determined and, therefore, no real estate carrying amounts have been adjusted.

  Depreciation and Amortization--The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives, as follows:

  Buildings--25 to 40 years.

  Tenant improvements--The shorter of lease term or useful lives range from 5 to 20 years.

  Deferred Charges--Deferred charges include deferred leasing costs and loan fees. Leasing costs include leasing commissions that are amortized on the straight-line basis over the initial lives of the leases, which range from 5 to 10 years. Deferred loan fees are amortized on a straight-line basis over the terms of the respective loans, which approximates the effective interest method.

  Accrued Property Taxes--As of December 31, 1996 and 1995, $147,000 and $696,000, respectively, of accrued property taxes were delinquent.

  Revenue Recognition and Tenant Receivables--Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the lease term. Unbilled deferred rent represents the amount that expected straight-line rental income exceeds rents currently due under the lease agreement. Total tenant receivables consists of the following amounts:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (IN THOUSANDS)
   Tenant rent and reimbursements receivable.................. $ 2,577  $ 3,171
   Allowance for uncollectible rent...........................  (1,628)  (1,837)
   Unbilled deferred rent.....................................   2,093    2,639
                                                               -------  -------
     Tenants receivables, net................................. $ 3,042  $ 3,973
                                                               =======  =======

  Included in tenant rent and reimbursements receivable are additional rentals based on common area maintenance expenses and certain other expenses that are accrued in the period in which the related expenses are incurred.

                                 KILROY GROUP

  Rents Received in Advance and Tenant Security Deposits--The balances as of December 31, 1996 and 1995 include a $4,000,000 payment received from a tenant in connection with the tenant's obligation to remove tenant improvements upon termination of the lease. Such payment is nonrefundable and will be recognized as income, net of the costs of removal of improvements, upon termination of the lease. The related lease expires in 1999, subject to a five-year option to renew.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Parking--The Kilroy Airport Center at El Segundo includes parking facilities. KG records as revenue the gross parking receipts. KG contracts with parking management companies to operate the parking facilities, and such contract costs are included in property expenses.

  Development Services--Development services revenues represent fees earned by KG for supervision services provided for building development of nonowned properties. Fees are typically a percentage of total development costs plus reimbursement for certain expenses. Unreimbursed expenses are recorded as development expenses and include items such as wages, equipment rental, supplies, etc.

  Sale of Air Rights--In 1995, based on an agreement between KG and the California Transportation Commission, KG received $4,456,000, net of related expenses, for granting temporary construction and permanent air right easements over a portion of its Property for the construction of a freeway on-ramp. In connection with this transaction, KG accrued $874,000 for the costs of restoration of the property after construction of the on-ramp.

  Property Tax Refunds--Property tax refunds of $2,379,000 were collected in 1995 and relate to appeals filed by KG in 1994 for refunds of property taxes paid in 1990 through 1994. During the year ended December 31, 1994, such amount was recorded as a reduction of property taxes, as well as related interest income of $441,000, which was recorded as other income. Of these property tax recoveries, approximately $1,500,000 was refunded to tenants of the related properties and has been recorded as a reduction to tenant reimbursements income during the year ended December 31, 1994.

3. DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1995
                                                              -------  --------
                                                               (IN THOUSANDS)
   Deferred assets:
     Deferred financing costs................................ $ 2,968  $  3,436
     Deferred leasing costs (Note 7).........................  11,563    11,327
                                                              -------  --------
     Total deferred assets...................................  14,531    14,763
   Accumulated amortization..................................  (7,728)  (10,142)
                                                              -------  --------
   Deferred assets, net......................................   6,803     4,621
   Prepaid expenses..........................................     825     1,054
                                                              -------  --------
   Total deferred charges and other assets................... $ 7,628  $  5,675
                                                              =======  ========

                                 KILROY GROUP

4. DEBT

  Debt consists of the following:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                (IN THOUSANDS)
Bank notes payable, due in December 1994, bearing interest at prime (8.5%
 at December 31, 1995)(a)(b).................................           $ 16,536
Bank notes payable, due in January 1999, bearing interest at
 LIBOR + 1.15% (6.81% at December 31, 1996 and 6.9% at
 December 31, 1995)..........................................  $ 56,254   54,811
Notes payable to finance company and related pension funds,
 maturing in 1997 and 1998, bearing interest at rates from
 8.5% to 12.7%(b)............................................    28,447   33,447
Note payable to insurance company, maturing April 2001,
 bearing interest at
 9.75%(c)....................................................    20,162   20,162
Notes payable to insurance company, maturing March 2006,
 bearing interest at 9.5%(b).................................     1,957   10,722
Note payable to insurance company, due April 2002, bearing
 interest at 9.25%...........................................    94,095   97,283
Notes payable to underwriter, due in June 1997, bearing
 interest at LIBOR + 3% (8.66% at December 31, 1996)(b)......    21,525
Bank notes payable, due in July 2008, bearing interest at
 10%.........................................................       857      896
                                                               -------- --------
                                                               $223,297 $233,857
                                                               ======== ========

--------
  All of the debt was repaid on January 31, 1997 from the proceeds of the Offering and new mortgage financing described in Note 1.

(a) In September 1995, a note payable to a bank of $14,000,000 due in December 1994 and accrued interest payable of $3,867,000 was retired by a cash payment of $2,600,000. KG recorded an extraordinary gain of $15,267,000 as a result of this transaction. The remaining notes payable of $16,536,000 were in default as of December 31, 1995. Past due interest on the remaining notes, approximately $5,003,000 at December 31, 1995, is included in accrued interest. See discussion below under (b) regarding settlement of this loan and accrued interest.

(b) On June 20, 1996, KG obtained a mortgage loan of $21,525,000 from one of the underwriters of the Offering referred to in Note 1. Such loan bears interest at 3% above LIBOR. Fees of $2,616,500 were incurred in connection with obtaining this loan. The proceeds were used to pay: $2,100,000 as settlement of bank notes with an aggregate principal balance of $16,536,000 and $5,659,000 of unpaid interest, a note payable to an insurance company with a principal balance of $8,549,000 and a note payable to a finance company with a principal balance of $4,600,000. The forgiveness of $20,095,000 has been recorded as an extraordinary gain.

(c) KG was not, as of December 31, 1996, making the required monthly principal installments of $239,000 on this note and accrued interest of $2,385,000 was unpaid as of December 31, 1996. The SeaTac Office Center was pledged as collateral for the note payable. On October 25, 1996, KG and the insurance company entered into a forbearance agreement which provided KG with the exclusive right to purchase the note payable for $16,100,000 on or before January 31, 1997. A portion of the proceeds from the Offering referred to in Note 1 were used to purchase this note resulting in an extraordinary gain of $3,217,000 including the write-off of deferred financing fees of $1,270,000 in 1997.

                                 KILROY GROUP

  In 1994, two notes payable to insurance companies, with an aggregate unpaid balance of $6,782,000 were paid after forgiveness of $1,847,000 of principal by the lenders, which has been recorded as an extraordinary gain.

  The notes payable are secured by deeds of trust on all KG's properties and the assignment of certain rents and leases associated with the related Properties. The notes are generally due in monthly installments of principal and interest or interest only. As of December 31, 1996, approximately $37.2 million of notes payable are guaranteed by certain members of KG.

5. FUTURE MINIMUM RENT

  KG has operating leases with tenants that expire at various dates through 2006 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses as well as sales volume of certain retail space within the office buildings. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 1996, are summarized as follows:

     YEAR ENDING
     -----------                                                  (IN THOUSANDS)
      1997.......................................................    $ 32,676
      1998.......................................................      31,085
      1999.......................................................      27,513
      2000.......................................................      23,818
      2001.......................................................      17,745
      Thereafter.................................................      41,185
                                                                     --------
        Total....................................................    $174,022
                                                                     ========

  Rental income from one tenant, Hughes Electronics Corporation's Space & Communications Company ("Hughes"), was $10,783,000, $10,817,000 and $11,395,000 in 1996, 1995 and 1994, respectively. Future minimum rents from this tenant are $74,098,000 at December 31, 1996.

  The majority of KG's properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

  In September 1996, KG and Hughes amended the terms of certain of their lease agreements. Such amendments included the extension of one lease through October 31, 2001 and a $500,000 allowance for tenant improvements. In addition, KG agreed to pay Hughes $3,150,000 in consideration for the cancellation of an option to purchase a 50% equity interest in Kilroy Airport Center at El Segundo which has been reflected in the statement of operations as of December 31, 1996. In November 1996, $2,260,000 of the total liability of $3,650,000 was paid by KI and its stockholders. The remaining balance is payable in monthly installments of $100,000 commencing in January 1997.

                                 KILROY GROUP

6. COMMITMENTS AND CONTINGENCIES

  Operating Leases--KG has a noncancelable ground lease obligation on Kilroy Airport Center Long Beach with an initial lease period expiring on July 31, 2035, classified as an operating lease. Further, KG has noncancelable ground lease obligations on the SeaTac Office Center expiring on December 31, 2032 with an option to extend the leases for an additional 30 years. Rentals are subject to adjustments every five years based on the variation of the Consumer Price Index. The minimum commitment under these leases at December 31, 1996 is as follows:

     YEAR ENDING
     -----------                                                  (IN THOUSANDS)
      1997.......................................................    $   743
      1998.......................................................        761
      1999.......................................................        923
      2000.......................................................      1,056
      2001.......................................................      1,056
      Thereafter.................................................     34,681
                                                                     -------
        Total....................................................    $39,220
                                                                     =======

  Litigation--KG is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of KG.

7. RELATED-PARTY TRANSACTIONS

  KI provides management, legal, accounting and general administrative services pursuant to agreements that provide for management fees based upon a percentage of gross revenues from the Properties and reimbursement of other costs incurred by KI in connection with providing the aforementioned services. Kilroy Company ("KC"), an affiliated entity, provides marketing and leasing services. Charges by KC include leasing commissions paid to employees and outside leasing brokers as well as fees to cover its general administrative costs. Management fees are expensed as incurred and are included in property expenses. Leasing fees are capitalized and amortized over the life of the related leases. In the opinion of KG management, the fees paid to KI and KC for management and leasing services are comparable to the rates which KG would have paid an independent company to provide similar services. In addition, KI is a tenant at the Kilroy Airport Center at El Segundo and Kilroy Airport Center Long Beach, under month-to-month basis leases. Charges for services provided by KI and KC and rental income from KI are summarized as follows:

                                                             1996   1995   1994
                                                            ------ ------ ------
     Management fees....................................... $1,220 $1,343 $1,026
     Leasing fees.......................................... $1,878 $  804 $1,456
     Rental income......................................... $  524 $  528 $  528

  Management fees in 1995 include a fourth quarter charge of $321,000 relating to management time incurred for the renegotiation of loans.

8. FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

  The following disclosure of estimated fair value was determined by KG using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data

                                 KILROY GROUP
and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Receivables, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair value.

  The fixed rate mortgage notes payable totaling $145,518,000 and $162,510,000 as of December 31, 1996 and 1995 have fair values of $151,472,000 and $165,300,000, respectively (excluding prepayment penalties), as estimated based upon interest rates available for the issuance of debt with similar terms and remaining maturities. The carrying values of floating rate mortgages totaling $77,779 and $71,347,000 at December 31, 1996 and 1995, respectively, reasonably approximate their fair values.

  The fair value estimates presented herein are based on information available to KG management as of December 31, 1996 and 1995. Although KG management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                                 KILROY GROUP

9. SCHEDULE OF RENTAL PROPERTY

                                                             DECEMBER 31, 1996
                   -----------------------------------------------------------------------------------------------------
                                                                     GROSS AMOUNTS AT WHICH
                                   INITIAL COST         COSTS      CARRIED AT CLOSE OF PERIOD
                               --------------------  CAPITALIZED  -----------------------------
                                        BUILDINGS   SUBSEQUENT TO                                              DATE OF
                                           AND      ACQUISITION/          BUILDING AND          ACCUMULATED  ACQUIS.(A)/
     PROPERTY      ENCUMBRANCE  LAND   IMPROVEMENTS  IMPROVEMENT   LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTR.(C)
     --------      ----------- ------- ------------ ------------- ------- ------------ -------- ------------ -----------
                                                              (IN THOUSANDS)
Kilroy Airport
 Center
 El Segundo,
 California......   $ 94,095   $ 6,141   $ 69,195      $19,701    $ 6,141   $ 88,897   $ 95,038   $ 45,546      1983(C)
Kilroy Airport
 Center
 Long Beach,
 California......     56,254               47,387       12,531                59,918     59,918     18,034      1989(C)
185/181 S.
 Douglas Street
 El Segundo,
 California(1)...     21,525       525      4,687        1,845        628      6,429      7,057      3,676      1978(C)
SeaTac Office
 Center
 Seattle,
 Washington......     20,162               25,993        7,284                33,276     33,276     23,378      1977(C)
2270 E. El
 Segundo
 Boulevard
 El Segundo,
 California(1)...                  361        100           77        419        119        538         74      1977(C)
2260 E. El
 Segundo
 Boulevard,
 El Segundo,
 California(1)...                1,423      4,194        1,236      1,703      5,150      6,853      3,082      1979(C)
2031 E. Mariposa
 Avenue,
 El Segundo,
 California......     12,000       132        867        2,669        132      3,535      3,667      2,587      1954(C)
3332 E. La Palma
 Avenue,
 Anaheim,
 California......      7,557        67      1,521        2,869         67      4,390      4,457      3,297      1966(C)
2265 E. El
 Segundo
 Boulevard,
 El Segundo,
 California(1)...                1,352      2,028          645      1,571      2,454      4,025      1,610      1978(C)
5115 N. 27th
 Avenue,
 Phoenix,
 Arizona.........      3,000       125      1,206          (38)       125      1,168      1,293      1,163      1962(C)
1000 E. Ball
 Road,
 Anaheim,
 California(2)...      5,447       838      1,984          719        838      2,703      3,541      1,737      1979(A)(3)
                                                                                                                1956(C)
1230 S. Lewis
 Street,
 Anaheim,
 California(2)...                  395      1,489        1,994        395      3,483      3,878      2,521      1982(C)
12681/12691 Pala
 Drive,
 Garden Grove,
 California......      3,257       471      2,115        1,210        471      3,325      3,796      2,963      1980(A)
                                                                                                                1970(C)
                    --------   -------   --------      -------    -------   --------   --------   --------
 Total...........   $223,297   $11,830   $162,766      $52,742    $12,490   $214,847   $227,337   $109,668
                    ========   =======   ========      =======    =======   ========   ========   ========

-------
(1) A note payable of $21,525 is secured by the buildings located at 185/181
    S. Douglas Street, El Segundo, California, and 2260 and 2270 E. El Segundo Boulevard, El Segundo, California.
(2) A note payable of $5,447,000 is secured by the buildings located at 1000
    E. Ball Road, Anaheim, California and 1230 S. Lewis, Anaheim, California.
(3) The property located at 1000 E. Ball Road, Anaheim, California, was developed for a third party by the Company in 1956, and acquired by the Company in 1979.

                                 KILROY GROUP

  The aggregate gross cost of property included above for federal income tax purposes, approximated $227,337,436 as of December 31, 1996.

  The following table reconciles the historical cost of the Properties from January 1, 1994 to December 31, 1996:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
   Balance, beginning of year........................ $224,983 $223,821 $222,056
     Additions during period--
       Acquisition, improvements, etc................    2,354    1,162    1,765
                                                      -------- -------- --------
   Balance, end of year.............................. $227,337 $224,983 $223,821
                                                      ======== ======== ========

  The following table reconciles the accumulated depreciation from January 1, 1994 to December 31, 1996:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
   Balance, beginning of year........................ $101,774 $ 93,475 $ 84,759
     Additions during period--
       Depreciation and amortization for the year....    7,894    8,299    8,716
                                                      -------- -------- --------
   Balance, end of year.............................. $109,668 $101,774 $ 93,475
                                                      ======== ======== ========

10. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying unaudited pro forma condensed consolidated balance sheet as of December 31, 1996 and the statement of operations for the year than ended are presented as if the Reorganization Transactions described in Note 1 to the financial statements had occurred on January 1, 1996. Such pro forma information is based upon the historical consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and the noted thereto.

  This unaudited pro forma condensed consolidated statement of operations does not purport to represent what the actual results of operations of the Company would have been assuming such Reorganization Transactions had been completed as set forth above, nor do they purport to represent the results of operations for future periods.

                                  KILROY GROUP

                   PRO FORMA BALANCE SHEET DECEMBER 31, 1996

                                                                      KILROY
                                                                      REALTY
                                                                   CORPORATION
                                     KILROY GROUP  PRO FORMA        PRO FORMA
                                     (HISTORICAL) ADJUSTMENTS      CONSOLIDATED
                                     ------------ -----------      ------------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Assets:
Rental properties, net of
 accumulated depreciation and
 amortization.......................  $ 117,669    $  58,100 (a)     $175,769
Cash and cash equivalents...........          0      117,836 (b)      117,836
Tenant receivables, net.............      3,042                         3,042
Deferred charges and other assets,
 net of accumulated amortization....      7,628        1,115 (c)        8,743
                                      ---------    ---------         --------
  Total.............................  $ 128,339    $ 177,051         $305,390
                                      =========    =========         ========
Liabilities:
 Debt...............................  $ 223,297    $(127,297)(d)     $ 96,000
 Accounts payable and accrued
  expenses..........................      3,685         (100)(e)        3,585
 Accrued interest payable...........      3,929       (3,929)(f)            0
 Accrued cost of option but-out and
  tenant improvements...............      1,390                         1,390
 Rent received in advance and tenant
  security deposits.................      9,815                         9,815
                                      ---------    ---------         --------
  Total Liabilities.................    242,116     (131,326)         110,790
Minority Interest...................                  33,860 (g)       33,860
Stockholder's equity (deficit):
 Common Stock.......................                     146 (h)          146
 Additional paid-in capital.........                 160,594 (g,h)    160,594
 Accumulated deficit................   (113,777)     113,777                0
                                      ---------    ---------         --------
  Total stockholders' equity
   (deficit)........................   (113,777)     274,517          160,740
                                      ---------    ---------         --------
  Total.............................  $ 128,339    $ 177,051         $305,390
                                      =========    =========         ========

                                  KILROY GROUP

                           PRO FORMA INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1996

                                                                       KILROY
                                                                       REALTY
                                       KILROY                       CORPORATION
                                       GROUP      PRO FORMA          PRO FORMA
                                    (HISTORICAL) ADJUSTMENTS        CONSOLIDATED
                                    ------------ -----------        ------------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.....................   $39,176     $  7,884 (i,j,k)   $   47,060
                                      -------     --------           ----------
Expenses:
Property expenses..................   $ 6,788     $  1,817 (i,l)     $    8,605
Real estate taxes..................     1,301          593 (i,m)          1,894
General and administrative.........     2,383        1,992 (i,n)          4,375
Ground lease.......................       768          338 (i)            1,106
Option buy-out cost................     3,150            0                3,150
Development and management
 expenses..........................       650         (650)(k)                0
Interest expense...................    21,853      (13,482)(o)            8,371
Depreciation and amortization......     9,111        1,272 (i)           10,383
                                      -------     --------           ----------
Total expenses.....................    46,004       (8,120)              37,884
Income (loss) from operations
 before equity in income of
 subsidiary and minority interest..    (6,828)      16,004                9,176
Equity in income of subsidiary.....         0           (6)(k)               (6)
Minority interest..................         0       (1,596)(p)           (1,596)
                                      -------     --------           ----------
Net income (loss)..................   $(6,828)    $ 14,402           $    7,574
                                      =======     ========           ==========
Income per share of common stock...                                        0.52
                                                                     ==========
Weighted average number of shares
 of common stock outstanding(q)....                                  14,475,000
                                                                     ==========

                                 KILROY GROUP

NOTES:

(a) Reflects the cost of the Properties acquired concurrent with the Offering:
    Westlake Plaza Centre, Long Beach Phase I, La Palma Business Center, and Monarch Building (collectively, the "Acquisition Properties"). The Acquisition Properties will be accounted for as purchase transactions.

(b) Reflects the adjustment to pro forma cash and cash equivalents and includes the net proceeds from the offering of 14,375,000 shares of common stock after underwriting discount and estimated issuance costs as well as net proceeds from mortgage loans, less repayment of mortgage debt (net of forgiveness), purchase of acquisition properties, and payment of accrued interest and debt issuance costs.

(c) Reflects the net increase from the issuance costs of the mortgage loans of $96 million and the $100.0 million Credit Facility, less the write-off of loan costs relating to repayment of mortgage debt.

(d) Reflects the net decrease from the repayment of mortgage debt from net proceeds of the Offering less issuance of the $84.0 million loan payable monthly until maturity in 2005 and the $12.0 million SeaTac Loan.

(e) Amount represents a liability for construction costs which will not be assumed by the Company.

(f) Amount represents accrued interest which will not be assumed by the Company ($727) and accrued interest forgiven ($2,385) and paid ($817) in connection with the repayment of mortgage debt.

(g) Reflects the estimated minority interest of the Continuing Investors in the Operating Partnership at 17.4%.

(h) Reflects the issuance of 14,375,000 shares of Common Stock, par value $.01 per share, at an initial offering price of $23.00 per share. Adjustments to additional paid-in capital include net proceeds from the Offering of Common Stock after underwriting discounts and issuance costs, less the par value of Common Stock, as well as accrued interest not assumed by the Company, write-off of loan costs relating to repayment of mortgage debt, net gain on repayment of mortgage debt and accrued interest, and liability for construction costs which will not be assumed by the Company.

(i) Reflects the historical revenues, certain expense and depreciation for the Acquisition Properties.

(j) Reflects the elimination of rental income received from KI.

(k) Reflects the elimination of the Services Company's gross revenues and expenses and the recording of the equity in income of the Services Company net of income taxes.

(l) Reflects the elimination of management fees charged to the KG by KI and the reclassification of expenses which previously had not been allocated to individual properties.

(m) Reflects the incremental property taxes on the Acquisition Properties due to change of ownership.

(n) Reflects the estimated incremental increases in other general and administrative expenses, including, without limitation, the incremental general and administrative expenses to be incurred as a public company and increases in other G&A expenses.

(o) Reflects reduction of interest expenses associated with the mortgage debt repaid using net proceeds from the Offering.

(p) Represents the income allocated to the 17.4% minority interest (Units) in the Operating Partnership owned by Continuing Investors.

(q) Pro forma net income per share of Common Stock is based upon 14,375,000 shares of Common Stock assumed to be outstanding in connection with the Offering and 100,000 restricted shares of Common Stock granted to an executive officer of the Company.

                                  KILROY GROUP

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                   CHARGED
                                                     TO
                                         BALANCE  COSTS AND
                                           AT     EXPENSES             BALANCE
                                        BEGINNING OR RENTAL            AT END
                                         OF YEAR   REVENUE  DEDUCTIONS OF YEAR
                                        --------- --------- ---------- -------
   Year Ended December 31, 1996--
    Allowance for uncollectible rent...  $1,837    $1,266    $(1,475)  $1,628
                                         ======    ======    =======   ======
   Year Ended December 31, 1995--
    Allowance for uncollectible rent...  $  837    $1,000    $   --    $1,837
                                         ======    ======    =======   ======
   Year Ended December 31, 1994--
    Allowance for uncollectible rent...  $  428    $  909    $  (500)  $  837
                                         ======    ======    =======   ======

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
  3.1*   Articles of Amendment and Restatement of the
         Registrant.
  3.2*   Amended and Restated Bylaws of the Registrant.
  3.3*   Form of Certificate for Common Stock of the Registrant.
 10.1*   Amended and Restated Agreement of Limited Partnership
         of Kilroy Realty, L.P.
 10.2*   Form of Registration Rights Agreement among the
          Registrant and the persons named therein.
 10.3*   Omnibus Agreement, dated as of October 30, 1996, by and
          among Kilroy Realty, L.P. and the parties named
          therein.
 10.4*   Supplemental Representations, Warranties and Indemnity
          Agreement by and among Kilroy Realty, L.P. and the
          parties named therein.
 10.5*   Pledge Agreement by and among Kilroy Realty, L.P., John
          B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy
          Industries.
 10.6*   1997 Stock Option and Incentive Plan of the Registrant
         and Kilroy Realty, L.P.
 10.7*   Form of Indemnity Agreement of the Registrant and
          Kilroy Realty, L.P. with certain officers and
          directors.
 10.8*   Lease Agreement, dated January 24, 1989, by and between
          Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase I.
 10.9*   First Amendment to Lease Agreement, dated December 28,
          1990, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase I.
 10.10*  Lease Agreement, dated July 17, 1985, by and between
          Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase III.
 10.11*  Lease Agreement, dated April 21, 1988, by and between
          Kilroy Long Beach Associates and the Board of Water
          Commissioners of the City of Long Beach, acting for
          and on behalf of the City of Long Beach, for Long
          Beach Phase IV.
 10.12*  Lease Agreement, dated December 30, 1988, by and
          between Kilroy Long Beach Associates and City of Long
          Beach for Kilroy Long Beach Phase II.
 10.13*  First Amendment to Lease, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City
          of Long Beach for Kilroy Long Beach Phase III.
 10.14*  Second Amendment to Lease Agreement, dated December 28,
          1990, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase
          III.
 10.15*  First Amendment to Lease Agreement, dated December 28,
          1990, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase II.
 10.16*  Third Amendment to Lease Agreement, dated October 10,
          1994, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase
          III.
 10.17*  Development Agreement by and between Kilroy Long Beach
          Associates and the City of Long Beach.
 10.18*  Amendment No. 1 to Development Agreement by and between
          Kilroy Long Beach Associates and the City of Long
          Beach.
 10.19*  Ground Lease by and between Frederick Boysen and Ted
          Boysen and Kilroy Industries, dated May 15, 1969, for
          SeaTac Office Center.
 10.20*  Amendment No. 1 to Ground Lease and Grant of Easement,
          dated April 27, 1973, among Frederick Boysen and
          Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac
          Properties.

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.21*  Amendment No. 2 to Ground Lease and Grant of Easement,
          dated May 17, 1977, among Frederick Boysen and Dorothy
          Boysen, Ted Boysen and Rose Boysen and Sea/Tac
          Properties.
 10.22*  Airspace Lease, dated July 10, 1980, by and among the
          Washington State Department of Transportation, as
          lessor, and Sea Tac Properties, Ltd. and Kilroy
          Industries, as lessee.
 10.23*  Lease, dated April 1, 1980, by and among Bow Lake,
          Inc., as lessor, and Kilroy Industries and SeaTac
          Properties, Ltd., as lessees for Sea/Tac Office
          Center.
 10.24*  Amendment No. 1 to Ground Lease, dated September 17,
          1990, between Bow Lake, Inc., as lessor, and Kilroy
          Industries and Sea/Tac Properties, Ltd., as lessee.
 10.25*  Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow Lake, Inc., as lessor, and Kilroy
          Industries and Sea/Tac Properties, Ltd., as lessee.
 10.26*  Property Management Agreement between Kilroy Realty
          Finance Partnership, L.P. and Kilroy Realty, L.P.
 10.27*  Form of Environmental Indemnity Agreement.
 10.28*  Option Agreement by and between Kilroy Realty, L.P. and
         Kilroy Airport Imperial Co.
 10.29*  Option Agreement by and between Kilroy Realty, L.P. and
         Kilroy Calabasas Associates.
 10.30*  Employment Agreement between the Registrant and John B.
         Kilroy, Jr.
 10.31*  Employment Agreement between the Registrant and Richard
         E. Moran Jr.
 10.32*  Employment Agreement between the Registrant and Jeffrey
         C. Hawken.
 10.33*  Employment Agreement between the Registrant and C. Hugh
         Greenup.
 10.34*  Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.
 10.35*  Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.
 10.36*  License Agreement by and among the Registrant and the other persons named therein.
 10.37*  Form of Indenture of Mortgage, Deed of Trust, Security
          Agreement, Financing Statement, Fixture Filing and
          Assignment of Leases, Rents and Security Deposits.
 10.38*  Form of Mortgage Note.
 10.39*  Form of Indemnity Agreement.
 10.40*  Form of Assignment of Leases, Rents and Security
         Deposits.
 10.41*  Form of Credit Agreement.
 10.42*  Form of Variable Interest Rate Indenture of Mortgage,
          Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and Assignment of Leases and
          Rents.
 10.43*  Form of Environmental Indemnity Agreement.
 10.44*  Form of Assignment, Rents and Security Deposits.
 10.45*  Form of Revolving Credit Agreement.
 10.46*  Form of Mortgage, Deed of Trust, Security Agreement,
          Financing Statement, Fixture Filing and Assignment of
          Leases and Rents.
 10.47*  Assignment of Leases, Rents and Security Deposits.
 21.1*   List of Subsidiaries of the Registrant.
 24.1**  Powers of Attorney (included in Part IV of this Form
         10-K).
 27.1**  Financial Data Schedule.

--------
 * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.
**Filed herewith.