Form 10-Q
period 1997-03-31
KILROY REALTY CORP
filed 1997-05-14
CIK 1025996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
             For the transition period from ________ to________

                         Commission file number 1-12675

                           KILROY REALTY CORPORATION
             (Exact name of registrant as specified in its charter)


              Maryland                                   95-4598246
     (State or other jurisdiction        (I.R.S. Employer Identification Number)
   of incorporation or organization)

       2250 East Imperial Highway                            90245
         El Segundo, California                            (Zip Code)
  (Address of principal executive offices)



   (213) 772-1193 (Registrant's telephone
        number, including area code)


                                       N/A
                          ----------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No ____

  As of May 12, 1997, 14,475,000 shares of common stock, par value $.01 per share, were outstanding.

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                  ------
PART I - FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS
         Consolidated balance sheet of Kilroy Realty Corporation as of March          1
         31, 1997 and Combined Balance Sheet of the Kilroy Group
         (predecessor to Kilroy Realty Corp.) as of December 31, 1996

         Consolidated Statement of Operations of Kilroy Realty Corporation for        2
         the period from February 1, 1997 to March 31, 1997 and the Combined
         Statement of Operations of the Kilroy Group for the period from
         January 1, 1997 to January 31, 1997 and for the three months ended
         March 31, 1996.

         Consolidated Statement of Cash Flows of Kilroy Realty Corporation for        3
         the three months ended March 31, 1997 and the Combined Statement of Cash Flows of the Kilroy Group for the three months ended
         March 31, 1996.

         Notes to the Kilroy Realty Corporation Consolidated and Kilroy               4
         Group Combined financial statements

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND              8
         RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item  1. LEGAL PROCEEDINGS                                                           13
Item  2. CHANGES IN SECURITIES                                                       13
Item  3. DEFAULTS UPON SENIOR SECURITIES                                             13
Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         13
Item  5. OTHER INFORMATION                                                           13
Item  6. EXHIBITS AND REPORTS ON FORM 8-K                                            13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                 KILROY  REALTY CORPORATION (the "Company") and
                   KILROY GROUP (Predecessor to the Company)

  Consolidated Balance Sheet of the Company and Combined Balance Sheet of the
                                  Kilroy Group
                                 (in thousands)

                                                                          Kilroy Realty   Kilroy Group
                                                                              Corp
                                                                             March 31,     December 31,
                                                                               1997            1996
                                                                          ------------------------------------
                             ASSETS
                             ------
RENTAL PROPERTIES (Notes 1, 2, and 4):
  Land.................................................................          $  26,069            $  12,490
  Buildings and improvements...........................................            259,333              214,847
                                                                                 ---------            ---------
     Total rental properties...........................................            285,402              227,337
  Accumulated depreciation and amortization............................           (111,791)            (109,668)
                                                                                  --------             --------
     Rental properties, net............................................            173,612              117,669

CASH AND CASH EQUIVALENTS..............................................            116,163
RESTRICTED CASH........................................................              4,244
TENANT RECEIVABLES, NET................................................              3,537                3,042
DUE FROM AFFILIATES....................................................              1,261
DEFERRED CHARGES AND OTHER ASSETS, NET (Note 3)........................             11,565                7,628
                                                                                  --------             --------
  TOTAL................................................................          $ 310,382            $ 128,339
                                                                                 =========            =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

LIABILITIES:
  Debt (Note 4)........................................................          $  95,917            $ 223,297
  Accounts payable and accrued expenses................................              4,292                3,685
  Accrued interest payable (Note 4)....................................                670                3,929
  Accrued cost of option buy-out and tenant improvement (Note 2).......                  0                1,390
  Rents received in advance and tenant security deposits...............              8,554                9,815
                                                                                 ---------            ---------
     Total liabilities.................................................            109,433              242,116
COMMITMENTS AND CONTINGENCIES (Note 6).................................
MINORITY INTEREST......................................................             31,127

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 150,000,000 shares authorized:
      14,475,000 shares issued and outstanding.........................                145
   Additional paid-in capital..........................................            167,025
   Retained earnings (deficit) (Note 1)................................              2,652             (113,177)
                                                                                 ---------            ---------

  TOTAL................................................................          $ 310,382            $ 128,339
                                                                                 =========            =========

                See accompanying notes to financial statements.

          KILROY REALTY CORP. CONSOLIDATED AND KILROY GROUP COMBINED

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                          Kilroy                    Kilroy                 Kilroy
                                                       Realty Corp                  Group                  Group
                                                        February 1,               January 1,              January 1,
                                                         1997 to                   1997 to                 1996 to
                                                        March 31,                 January 31,              March 31,
                                                          1997                       1997                    1996
                                                     ----------------------------------------------------------------
REVENUES:
    Rental income (Note 6).....................           $7,110                    $2,760                  $8,785
    Tenant reimbursements......................              706                       275                     862
    Interest income............................              971
    Development services.......................                                         14                     263
    Other income...............................              185                         4                      11
                                                      ----------                    ------                  ------
         Total revenues........................            8,972                     3,053                   9,921
                                                      ----------                    ------                  ------

EXPENSES:
    Property expenses...........................           1,239                       579                   1,533
    Real estate taxes...........................             353                       106                     300
    General and administrative..................             725                        78                     528
    Ground lease................................             185                        64                     193
    Development expense.........................                                        46                     197
    Interest expense............................           1,531                     1,895                   5,227
    Depreciation and amortization...............           1,744                       787                   2,281
                                                      ----------                    ------                  ------
         Total expenses.........................           5,777                     3,555                  10,259
                                                      ----------                    ------                  ------
INCOME (LOSS) BEFORE EXTRAORDINARY GAINS,
EQUITY IN INCOME OF SUBSIDIARY AND MINORITY
INTEREST........................................           3,195                      (502)                   (338)
EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY.....             (57)
MINORITY INTEREST...............................            (486)                        0                       0
                                                      ----------                    ------                  ------
INCOME (LOSS) BEFORE EXTRAORDINARY GAINS                   2,652                      (502)                   (338)
EXTRAORDINARY GAINS (Note 4)...................                0                     3,204                       0
                                                      ----------                    ------                  ------

NET INCOME (LOSS)...............................          $2,652                    $2,702                  $ (338)
                                                      ==========                    ======                  ======

Net income per common share
     Income before extraordinary item...........          $  .18
     Extraordinary item.........................             .00
                                                      ----------
     Net income per common share................          $  .18
                                                      ==========

Weighted average shares outstanding.............      14,475,000


                  See accompanying notes to financial statements.

           KILROY REALTY CORP. CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31
                                                1997            1996
                                            --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................ $   5,354          $ (338)
  Adjustment to reconcile net income
   (loss) to net cash provided by
     operating activities:
     Depreciation and amortization.........     2,531           2,281
     Provision for bad debts...............       150              10
     Extraordinary gain....................    (3,204)
     Minority interest in earnings.........       486
     Equity in loss of unconsolidated
      subsidiary...........................        57
     Changes in assets and liabilities:
       Tenant receivables..................      (645)             215
       Other assets........................       801             (385)
       Accounts payable and accrued
        expenses...........................       607            2,032
       Accrued interest payable............    (3,259)             239
       Accrued cost of option buy-out and
        tenant improvements................    (1,390)
       Rents received in advance and
        tenant security deposits...........    (1,261)             300
                                            ---------          -------
          Net cash provided by operating
           activities......................       227            4,354
                                            ---------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties.......   (59,555)             (76)
  Investment in joint venture..............       (51)               0
                                            ---------          -------
  Net cash used in investing activities...    (59,606)             (76)
                                            ---------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock......   302,780
  Proceeds received from debt..............    96,000              873
  Principal payments on debt...............  (218,893)          (1,210)
  Cash paid for loan costs.................    (2,323)
  Restricted cash..........................    (4,244)
  Due from affiliates......................    (1,261)
  Deemed and actual contributions from
   (distributions to) partners, net........     3,483           (3,941)
                                            ---------          -------
Net cash provided by (used in)
 financing activities......................   175,542           (4,278)
                                            ---------          -------
Net increase in cash and
 cash equivalents..........................   116,163                0
Cash and cash equivalents, beginning of
 period....................................         0                0
                                            ---------          -------
Cash and cash equivalents, end of
 period.................................... $ 116,163          $     0
                                            =========          =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................... $   3,872          $ 4,988
                                            =========          =======


                  See accompanying notes to financial statements.

           KILROY REALTY CORP. CONSOLIDATED AND KILROY GROUP COMBINED


                         NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996

1. Organization and Formation Transactions

          Kilroy Realty Corporation (the "Company") was incorporated in Maryland in September 1996 and is the successor to the operations of the Kilroy Group ("KG"). Kilroy Group consists of the combination of Kilroy Industries ("KI") and various entities, the properties of which were under common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr. John B. Kilroy, Sr. and John B. Kilroy, Jr. are the Company's Chairman of the Board of Directors, and President and Chief Executive Officer, respectively. KI has historically provided acquisition, development, financing, construction and leasing services with respect to the properties held by KG. KI has also provided development services to third-party owners of properties for a fee. The accompanying combined financial statements of KG have been presented on a combined basis because of common ownership and management and because the entities were the subject of a business combination in 1997 with the Company.

          On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of $.01 par value common stock (the "Offering"). The Offering price was $23.00 per share resulting in gross proceeds of $287,500,000. On February 7, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued an additional 1,875,000 shares of common stock and received gross proceeds of $43,125,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $302,800,000.

  The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

 . The Company consummated various purchase agreements to acquire four properties for approximately $58,000,000 in cash. The four properties had aggregate operating revenues of approximately $9,100,000 and operating income
  (before depreciation, amortization and interest) of approximately $6,300,000 during the year ended December 31, 1996.

 . The Company became the sole general partner of Kilroy Realty, L.P. (the
  "Operating Partnership"). Upon completion of the Offering, the Company contributed substantially all of the net proceeds of the Offering in exchange for an approximate 84.5% interest in the Operating Partnership. The Company also contributed cash from the Offering to form Kilroy Realty Finance GP, Inc. ("Finance GP"), which was formed to serve as the general partner of Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Operating Partnership executed various option and purchase agreements whereby it issued 2,652,374 units in the Operating Partnership ("Units"), representing an approximately 15.5% partnership interest, to the continuing investors in exchange for interest in properties. The Operating Partnership contributed certain properties to the Finance Partnership in exchange for a limited partnership interest therein. All properties acquired by the Company are held by or through the Operating Partnership and the Finance Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, and Finance GP.

 . The Finance Partnership and the Operating Partnership borrowed $84,000,000 and $12,000,000, respectively, under two mortgage loans.

 . The Operating Partnership used a portion of the Offering proceeds and the proceeds of the new mortgage borrowings of $96,000,000 to repay approximately $219,000,000 of indebtedness.


The Company is engaged in the acquisition, development, ownership and operation of office and industrial properties located in California, Washington and Arizona. As of March 31, 1997, the Company owned and operated 14 office properties encompassing approximately 2.0 million rentable square feet and 12 industrial properties encompassing approximately 1.3 million rentable square feet.

           KILROY REALTY CORP. CONSOLIDATED AND KILROY GROUP COMBINED

2. Basis of Presentation and Significant Accounting Policies

  The consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership, Finance GP and the Finance Partnership at March 31, 1997 and the results of their operations for the period from February 1, 1997 to March 31, 1997. Subsequent to the Offering, the operating results of the service business currently conducted by Kilroy Services, Inc. are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The combined financial statements of the Kilroy Group reflect a combination of real estate properties, which were under common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr. The Kilroy Group is considered the predecessor entity to the Company due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes.

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein, reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements.
The results of operations for the interim period are not necessarily indicative of the results that may be expected for the eleven months ended December 31, 1997. These financial statements should be read in conjunction with the Company's prospectus dated January 28, 1997 and the Kilroy Group's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  The Company intends to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets, and requirements relating to distributions of taxable income to shareholders.


Significant Accounting Policies:

  Restricted cash--Restricted cash consists of cash held as collateral to provide credit enhancement for the mortgage loans payable and cash reserves for capital expenditures and tenant improvements.

     Due from affiliates--Due from affiliates represents amounts paid by the Company for certain loan costs, tenant improvements and leasing commissions, the obligations for which were assumed by KI.


  Accrued cost of option buy-out and tenant improvements--In September 1996, KG amended the terms of certain of their lease agreements. Such amendments included a $500,000 allowance for tenant improvements. In addition, KG agreed to pay $3,150,000 in consideration for the cancellation of an option to purchase a 50% equity interest in Kilroy Airport Center at El Segundo, which was reflected in the statement of operations as of December 31, 1996. In November 1996, $2,260,000 of the total liability of $3,650,000, was paid by KI and its stockholders. In January 1997, $100,000 of the amount was paid by KG and the remaining balance was paid by the Company with the proceeds of the Offering.

           KILROY REALTY CORP. CONSOLIDATED AND KILROY GROUP COMBINED

3.    Deferred Charges and Other Assets

  Deferred charges and other assets are summarized as follows for the Company at March 31, 1997 and the Kilroy Group at December 31, 1996, respectively:

                                                    March 31,       December 31,
                                                   ------------------------------
                                                     1997              1996
                                                   -------           --------
                                                        (In thousands)
  Deferred assets:
     Deferred financing costs...........           $ 2,323           $ 2,968
     Deferred leasing costs.............            12,567            11,563
                                                   -------           -------
     Total deferred assets..............            14,890            14,531
  Accumulated amortization..............            (5,110)           (7,728)
                                                   -------           -------
  Deferred assets, net..................             9,780             6,803
  Prepaid expenses and other............             1,785               825
                                                   -------           -------
  Total deferred charges and other
   assets, net..........................           $11,565           $ 7,628
                                                   =======           =======

4.    Debt

  At March 31, 1997, debt consists of an $83,917,000 mortgage loan (the "Permanent Loan") secured by certain of the properties and a $12,000,000 mortgage loan (the "SeaTac Loan") secured by an office complex in Seattle,
Washington.   The Permanent Loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over a 25-year period and matures in 2022, but is subject to increases in the effective interest rate beginning in 2005. The SeaTac Loan requires monthly payments of interest based on a variable rate of LIBOR plus 3% (8.77% at March 31, 1997) and matures in July 1997 with two options to extend for six months each. As of March 31, 1997 the loans have a weighted average interest rate of 8.40%.

  The fixed rate Permanent Loan of $83,917,000 at March 31, 1997 approximates its fair value based on terms currently offered to the Company. The carrying values of the variable rate SeaTac Loan at March 31, 1997, also approximates its fair value.

   In January, the Kilroy Group recorded an extraordinary gain of $3,204,000 consisting of approximately $1,283,000 of unamortized deferred financing fees written off and a net gain on partial forgiveness of a mortgage obligation of $4,487,000.

5. Stock Options

   The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and to reward them for superior performance in achieving the Company's business goals and enhancing stockholder value. In conjunction with the offering and as of March 31, 1997, 945,000 of the Company's authorized shares have been granted to directors, officers and employees and an additional 455,000 have been reserved for issuance under such plan. The term of each option is ten years from the date of grant. Each option vests 33 1/3% per year over three years beginning on the first anniversary date of the grant and is exercisable at a price per share equal to the fair market value on the date of grant.

           KILROY REALTY CORP. CONSOLIDATED AND KILROY GROUP COMBINED

6. Significant Tenant

   Rental income from one tenant, Hughes Electronics Corporation's Space & Communications Company ("Hughes"), was $1,743,000 for the two months ended March 31, 1997.

7. Commercial Real Estate Investments

  Subsequent to March 31, 1997, the Company acquired the following properties from unaffiliated third parties:

Description              Acreage/Square footage    Location of property   Purchase price (millions)
----------------------   -----------------------   --------------------   -------------------------
Undeveloped land         15 (acres)                Foothill Ranch, CA               $ 3.4
Office building          91,000 sq. ft.            Calabasas, CA                    $11.7
Office buildings         115,000 sq. ft.           Anaheim, CA                      $ 8.1
Industrial building      109,000 sq. ft.           Anaheim, CA                      $ 5.4


The acquisitions were funded out of working capital. The Company has also entered into letters of intent to purchase approximately $130 million of additional properties. Each of the proposed acquisitions remains subject to the completion of due diligence procedures and no assurance can be given that the Company will consummate any of the proposed acquisitions.

8. Earnings Per Share

  Net income per share was calculated using the weighted average number of shares outstanding of 14,475,000.

9. Unaudited Pro Forma Condensed Consolidated Financial Information

  The accompanying unaudited pro forma information for the three months ended March 31, 1997 and 1996 are presented as if the Formation Transactions described in Note 1 to the financial statements had occurred on January 1, 1996. Such pro forma information is based upon the historical consolidated financial statements of the Company and the Kilroy Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such Formation Transactions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          Pro Forma Income Statement
                     (in thousands, except per share data)

                                              Three Months Ended March 31,
                                               1997                  1996
                                           ---------------------------------
Total revenues..........................   $    13,308           $    12,979
                                           -----------           -----------
Net income before extraordinary items...   $     3,930           $     3,750
                                           ===========           ===========
Net income..............................   $     3,930           $     3,750
                                           ===========           ===========
Income per share of common stock........          0.27                  0.26
                                           ===========           ===========
Weighted average number of shares of
 common stock Outstanding...............    14,475,000            14,475,000
                                           ===========           ===========

                                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview and Background

Kilroy Realty Corporation (the "Company") owns, operates and develops commercial and industrial real estate, primarily in Southern California. The Company was formed in January 1997 as a self-administered REIT. The Company's predecessor, the Kilroy Group, had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. Following completion of the initial public offering and the related formation transactions (see Note 1 to the Consolidated Financial Statements for a discussion of the organization and formation of the Company), the Company owned 14 office buildings and 12 industrial buildings and succeeded to the Kilroy Group's real estate business. The office and industrial properties encompass approximately
2.0 million and 1.3 million rentable square feet, respectively, and were 88.8% leased as of March 31, 1997. The Company owns all of the properties through the Operating Partnership and the Finance Partnership.

As a result of the formation transactions, the Company's total assets increased to $310,382,000, including real estate assets of $173,612,000, net of accumulated depreciation. The market capitalization of the Company based on the market value of the 14,475,000 issued and outstanding shares of the Company's common stock, 2,652,374 Operating Partnership units, and the $95,917,000 of debt outstanding at March 31, 1997 was $551,933,000. The Company's total debt-to-market capitalization ratio at March 31, 1997 was 17.4%.


Results of Operations

The Company's management believes that in order to provide meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Kilroy Group financial statements to make accounting periods comparable. Accordingly the results of operations for the period January 1, 1997 to January 31, 1997 have been adjusted to reflect interest income, general and administrative expenses, interest expense and extraordinary items as if the Offering had been consummated on January 1, 1997. The following sections discuss the results of operations as adjusted.

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996

                                    Three months ended March 31,
                                    (in thousands, as adjusted)
                                       1997              1996
REVENUES:
  Rental income...................   $ 9,870           $ 8,785
  Tenant reimbursements...........       981               862
  Interest income.................     1,457
  Development services............        14               263
  Other income....................       189                11
                                     -------           -------
     Total revenues...............    12,511             9,921
                                     -------           -------
EXPENSES:
  Property expenses...............     1,818             1,533
  Real estate taxes...............       459               300
  General and administrative......     1,088               528
  Ground leases...................       249               193

  Development expense.............        46             197
  Interest expense................     2,297           5,227
  Depreciation and amortization...     2,531           2,281
                                     -------         -------
     Total expenses...............     8,488          10,259
                                     -------         -------

INCOME (LOSS).....................   $ 4,023         $  (338)
                                     =======         =======

  Total revenues increased $2.6 million, or 26.1%, for the three months ended March 31, 1997 compared to the same period of 1996. Revenues from base rents increased $1.1 million, or 12.4%, to $9.9 million in 1997 compared to $8.8 million in 1996. Rents from office properties increased $0.8 million during the three months ended March 31, 1997 from the comparable period in 1996. This improvement was due to an increase in office space under lease of 398,000 square feet, from 1,285,000 square feet at March 31, 1996 to 1,683,000 square feet at March 31, 1997. The bulk of the square footage increase reflects four office properties acquired in connection with the Offering. Rents from industrial properties increased $0.3 million during the three months ended March 31, 1997
compared to the same period in 1996.   The increase was due to the purchase of
three industrial buildings with approximately 421,000 square feet under lease in connection with the Offering. Average occupancy in industrial buildings owned during both periods was comparable from period to period. Tenant reimbursements increased to $1.0 million in 1997 from $0.9 million for 1996. The $0.1 million increase was primarily due to tenant reimbursements in connection with the office and industrial buildings purchased in connection with the Offering. Interest income increased $1.5 million due to interest earned on the $116.2 million of net Offering proceeds remaining after the purchase of the properties discussed above and the repayment of debt. Other income for the three months ended March 31, 1997 includes a $0.1 million gain on the sale of furniture and equipment.

  Expenses for the three months ended March 31, 1997 decreased by $1.8 million, or 17.3%, to $8.5 million compared to $10.3 million in 1996. Property expenses, real estate taxes and ground lease expense increased $0.3 million, $0.2 million and $0.1 million, respectively, primarily due to the properties purchased at the
Offering.   Interest expense decreased $2.9 million, or 56.1%, to $2.3 million in 1997 from $5.2 million in 1996, primarily as a result of the repayment of $127.4 million in debt in connection with the Offering (see Liquidity and Capital Resources below).

  Net income was $4.0 million for the three months ended March 31, 1997 compared to a $.3 million loss for the same period in 1996. The net change of $4.3 million is due primarily to an increase in rental income of $1.1 million, an increase in interest income of $1.5 million and a decrease in interest expense of $2.9 million.

Liquidity and Capital Resources

  Upon completion of the Offering, the Company used a portion of the net proceeds of approximately $302.8 million to acquire certain properties for approximately $58.0 million, and reduce its total indebtedness by approximately $127.4 million leaving working capital of approximately $116.2 million. The Company is currently negotiating a $150.0 million credit facility (the "Credit Facility"). The Credit Facility will be used primarily to finance acquisitions of additional properties. The availability of funds under the Credit Facility is expected to be subject to, among other things, the value of the underlying collateral securing it. The Company expects that, initially, it will have approximately $50.0 million in availability under the Credit Facility.

  Subsequent to March 31, 1997, the Company purchased approximately $24.9 million of office and industrial properties and $3.4 million of land. All of the acquisitions were funded out of working capital. The Company has also entered into letters of intent to purchase an additional $130.0 million of properties. The Company anticipates that the acquisitions, if consummated, will be funded out of working capital and funds available through the Credit Facility.

  The Company anticipates that distributions will be paid from cash available for distribution, which is expected to exceed cash historically available for distribution as a result of the reduction in debt service resulting from the repayment of indebtedness with the net proceeds of the Offering. The Company intends to make distributions quarterly, subject to the discretion of the Board of Directors. Amounts accumulated for distribution will be invested primarily in interest-bearing accounts and short-term interest-bearing securities, consistent with the Company's intention to qualify for taxation as a REIT. Such investments may include, U.S. government obligations, obligations of the Government
National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

  The Company believes the Offering and the application of its proceeds have improved its financial performance, principally as a result of the substantial reduction in its overall debt and its debt-to-equity ratio. With the net proceeds of the Offering, the Company reduced its overall mortgage indebtedness by $127.4 million, and has debt outstanding as of the date of this report of $95.9 million, comprised of an $83.9 million mortgage loan and a $12.0 million mortgage loan. The $83.9 million mortgage loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over 25 years and matures in 2022. It is subject to increases in the effective interest rate beginning in 2005, giving the Company incentive to refinance or repay the indebtedness at that time. However, no assurance can be given that the Company will be able to repay such indebtedness as of such date, or to refinance such indebtedness as of such date on terms favorable to the Company. The $12.0 million mortgage loan requires monthly payments of interest computed at a variable rate of interest equal to the 30-day London interbank overnight rate plus 3.0% and matures in July 1997. The $127.4 million reduction in mortgage indebtedness will result in a significant reduction in annual mortgage interest expense as a percentage of total revenue. The market capitalization of the Company, based on the market closing price at March 31, 1997 of $26.63 per share, and the debt outstanding at March 31, 1997, is approximately $551.9 million including total debt of approximately $95.9 million (assuming the exchange into shares of Common Stock, on a one-for-one basis, of all 2,652,374 Units outstanding). As a result, the Company's debt-to-total market capitalization ratio was approximately 17.4%.

  The Company expects to meet its short-term liquidity requirements generally through its initial working capital, net cash provided by operations and additional debt or equity financing. The Company presently has no financial commitments in its capacity as a developer of real estate projects and believes that it will have sufficient capital resources to satisfy its obligations and to meet both operating requirements and expected distributions in accordance with REIT requirements.

  The Company expects to meet certain of its long-term liquidity requirements, including the repayment of long-term debt of $83.9 million (less scheduled principal repayments) in 2005, the repayment of debt of $12.0 million in July 1997 and possible property acquisitions and development, through long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of Units of the Operating Partnership.

Historical Cash Flows

  Historically, the Kilroy Group's principal sources of funding for operations and capital expenditures were cash flow from operating activities and secured debt financing. The Kilroy Group incurred a net loss before extraordinary items for the three months ended March 31, 1997. However, after adding back depreciation and amortization, the properties generated positive net operating cash flows in the period.

  The Company's net cash from operating activities decreased $4.1 million for the three months ended March 31, 1997 compared to the same period in 1996, from $4.3 million in 1996 to $0.2 million in 1997. The decrease was primarily due to the payment of accrued interest of $3.3 million and the accrued cost of option buy-out and tenant improvements of $1.4 million, and lower rents received in advance, of $1.3 million. These increases in cash used were offset by an increase in net income before extraordinary gains of $2.5 million, due primarily to an increase in base rents of $1.1 million and a decrease in interest expense of $1.8 million.

  Net cash used in investing activities increased $59.5 million to $59.6 million for the three months ended March 31, 1997 from $0.1 million for 1996. The increase was due to the purchase of four office properties and three industrial properties for an aggregate purchase price of $58.0 million and additional tenant improvements of $1.6 million.

  Cash flows provided by financing activities totaled $175.5 million for the three months ended March 31, 1997 compared to net cash used in financing activities of $4.3 million in the 1996 period. The increase is primarily due to net proceeds from the Offering of $302.8 million, a net repayment of debt of $122.9 million and loan costs and restricted cash of $2.3 million and $4.2 million, respectively, in the 1997 period compared to net principal payments of $.3 million in the 1996 period. In 1997 there was a contribution from partners of $2.2 million net of amounts owed to affiliates, compared to a net distribution of $3.9 million in 1996.

Funds from Operations

  Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to that published by such other REITs. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

  The following table presents the Company's Funds from Operations for the period from February 1, 1997 to March 31, 1997 and for the pro forma three months ended March 31, 1997:

                                                                        Pro Forma
                                                      February 1,      Three Months
                                                        1997 to         ended March
                                                     March 31, 1997      31, 1997
                                                     --------------    -------------
    Net income                                           $2,652           $3,930
      Add
       Minority interest                                    486              720
       Depreciation and amortization                      1,744            2,531
       Other                                                 77              115
                                                         ------           ------
    Funds from Operations                                $4,959           $7,296
                                                         ======           ======

The following table presents the Company's Funds Available for Distribution for the period from February 1, 1997 to March 31, 1997 and for the pro forma three months ended March 31, 1997:

                                                                        Pro Forma
                                                      February 1,      Three Months
                                                        1997 to        ended March
                                                    March 31, 1997      31, 1997
                                                    --------------     ------------
    Funds from Operations
      Adjustments                                        $4,959            $7,296
        Amortization of deferred financing costs            161               242
        Second generation tenant improvements
            and leasing commissions                        (212)             (318)


          Net effect of straight-line rents               5               8
                                                     ------          ------
         Funds Available for Distribution            $4,913          $7,228
                                                     ======          ======

Inflation

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended March 31, 1997, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

  During the three months ended March 31, 1997, the Company issued 100,000 restricted shares of common stock to an officer of the Company for aggregate cash consideration of $1,000. In addition, the Operating Partnership issued 2,652,374 partnership units (the "Units") to accredited investors in exchange for the contribution of property. The shares of common stock and the Units, respectively, were issued in reliance on an exemption registration requirement pursuant to regulation D under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


   Exhibit
   Number                  Description
   -------                 -----------
   3.1*   Articles of Amendment and Restatement of the Registrant.
   3.2*   Amended and Restated Bylaws of the  Registrant.
   3.3*   Form of Certificate for Common Stock  of the Registrant.
   10.1*  Amended and Restated Agreement of  Limited Partnership of Kilroy Realty, L.P.
   10.2*  Form of Registration Rights Agreement among the Registrant and the persons named therein.
   10.3*  Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy Realty, L.P. and the parties named therein.
   10.4*  Supplemental Representations, Warranties and Indemnity Agreement by  and among Kilroy Realty, L.P. and the parties named therein.
   10.5*  Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries.
   10.6*  1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.
   10.7*  Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors.
   10.8*  Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase I.
   10.9*  First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I.
   10.10* Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach Associates and the City of Long Beach
          for Kilroy Long Beach Phase III.
   10.11* Lease Agreement, dated April 21, 1988, by and between Kilroy Long Beach Associates and the Board of
          Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long
          Beach Phase IV.
   10.12* Lease Agreement, dated December 30, 1988, by and between Kilroy Long Beach Associates and City of



   Exhibit
   Number                  Description
   -------                 -----------
               Long Beach for Kilroy Long Beach Phase II.
   10.13*      First Amendment to Lease, dated January 24, 1989, by and between
               Kilroy Long Beach Associates and the City of Long Beach for
               Kilroy Long Beach Phase III.
   10.14*      Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long
               Beach for Kilroy Long Beach Phase III.
   10.15*      First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long
               Beach for Kilroy Long Beach Phase II.
   10.16*      Third Amendment to Lease Agreement, dated October 10, 1994 , by and between Kilroy Long Beach Associates and the City of Long
               Beach for Kilroy Long Beach Phase III.
   10.17*      Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach.
   10.18*      Amendment No. 1 to Development Agreement by and between Kilroy
               Long Beach Associates and the City of Long Beach.
   10.19*      Ground Lease by and between Frederick Boysen and Ted Boysen and
               Kilroy Industries, dated May 15, 1969, for SeaTac Office Center.
   10.20*      Amendment No. 1 to Ground Lease and Grant of Easement, dated
               April 27, 1973, among Frederick Boysen and Dorothy Boysen, Ted
               Boysen and Rose Boysen and Sea/Tac Properties.
   10.21*      Amendment No. 2 to Ground Lease and Grant of Easement, dated May
               17, 1997, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties.
   10.22*      Airspace Lease, dated July 10, 1980, by and among the Washington
               State Department of Transportation, as Lessor, and Sea Tac
               Properties, Ltd. and Kilroy Industries, as lessee.
   10.23*      Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as
               lessees for Sea/Tac Office Center.
   10.24*      Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow Lake, Inc., as lessor, and Kilroy Industries and
               Sea/Tac Properties, Ltd., as lessee.
   10.25*      Amendment No. 2 to Ground lease, dated March 21, 1991, between
               Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac
               Properties, Ltd., as lessee.
   10.26*      Property Management Agreement between Kilroy Realty Finance
               Partnership, L.P. and Kilroy Realty, L.P.
   10.27*      Form of Environmental Indemnity Agreement.
   10.28*      Option Agreement by and between Kilroy Realty, L.P. and Kilroy
               Airport Imperial Co.
   10.29*      Option Agreement by and between Kilroy Realty, L.P. and Kilroy
               Calabasas Associates.
   10.30*      Employment Agreement between the Registrant and John B.
               Kilroy, Jr.
   10.31*      Employment Agreement between the Registrant and Richard E.
               Moran Jr.
   10.32*      Employment Agreement between the Registrant and Jeffrey C.
               Hawken.
   10.33*      Employment Agreement between the Registrant and C. Hugh Greenup.
   10.34*      Noncompetition Agreement by and between the Registrant and John
               B. Kilroy, Sr.
   10.35*      Noncompetition Agreement by and between the Registrant and John
               B. Kilroy, Jr.
   10.36*      License Agreement by and among the Registrant and the other persons named therein.
   10.37*      Form of Indenture of Mortgage, Deed of Trust, Security Agreement,
               Financing Statement, Fixture Filing and Assignment of Leases,
               Rents and Security Deposits.
   10.38*      Form of Mortgage Note.
   10.39*      Form of Indemnity Agreement.
   10.40*      Form of Assignment of Leases, Rents and Security Deposits.
   10.41*      Form of Credit Agreement.
   10.42*      Form of Variable Interest Rate Indenture of Mortgage, Deed of
               Trust, Security Agreement, Financing Statement, Fixture Filing
               and Assignment of Leases and Rents.
   10.43*      Form of Environmental Indemnity Agreement.
   10.44*      Form of Assignment, Rents and Security Deposits.
   10.45*      Form of Revolving Credit Agreement.
   10.46*      Form of Mortgage, Deed of Trust, Security Agreement, Financing
               Statement, Fixture Filing and Assignment of Leases and Rents.
   10.47*      Assignment of Leases, Rents and Security Deposits.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27.1**    Financial Data Schedule.

  * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

**   Filed herewith.


Reports on Form 8-K. - None



                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1997.

                                      Kilroy Realty Corporation



                                      By:  /s/   John B. Kilroy, Jr.
                                           John B. Kilroy, Jr.
                                           President and Chief Executive Officer

                                      By:  /s/   Richard E. Moran Jr.
                                           Richard E. Moran Jr.
                                           Executive Vice President and
                                           Chief Financial Officer



                                      By:  /s/   Ann Marie Whitney
                                           Ann Marie Whitney
                                           Vice President and Controller