Form 10-Q
period 1997-06-30
KILROY REALTY CORP
filed 1997-08-14
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 1-12675

                           KILROY REALTY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              95-4598246
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

           2250 EAST IMPERIAL HIGHWAY, EL SEGUNDO, CALIFORNIA 90254
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

                                (213) 772-1193
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 13, 1997, 14,475,000 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I--FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheet of Kilroy Realty Corporation as of
         June 30, 1997 (Unaudited) and Combined Balance Sheet of the
         Kilroy Group (predecessor to Kilroy Realty Corporation) as of
         December 31, 1996..............................................     3
         Consolidated Statement of Operations of Kilroy Realty
         Corporation for the period February 1, 1997 to June 30, 1997 and the Combined Statements of Operations of the Kilroy Group
         for the period January 1, 1997 to January 31, 1997 and the six
         months ended June 30, 1996 (Unaudited).........................     4
         Consolidated Statement of Operations of Kilroy Realty
         Corporation for three months ended June 30, 1997 and the
         Combined Statement of Operations of the Kilroy Group for the
         three months ended June 30, 1996 (Unaudited)...................     5
         Consolidated Statement of Cash Flows of Kilroy Realty
         Corporation for the six months ended June 30, 1997 and the
         Combined Statement of Cash Flows of the Kilroy Group for the
         six months ended June 30, 1996 (Unaudited).....................     6
         Notes to the Kilroy Realty Corporation Consolidated and Kilroy
         Group Combined Financial Statements............................     7
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    13

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    19
 Item 2. CHANGES IN SECURITIES..........................................    19
 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    19
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    19
 Item 5. OTHER INFORMATION..............................................    19
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    19

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 KILROY REALTY CORPORATION (THE "COMPANY") AND
                   KILROY GROUP (PREDECESSOR TO THE COMPANY)

                 CONSOLIDATED BALANCE SHEET OF THE COMPANY AND
                   COMBINED BALANCE SHEET OF THE KILROY GROUP
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     KILROY REALTY KILROY GROUP
                                                      CORPORATION  DECEMBER 31,
                                                     JUNE 30, 1997     1996
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
RENTAL PROPERTIES (Notes 1, 2, 3 and 5):
  Land..............................................   $  74,259    $  12,490
  Buildings and improvements........................     376,372      214,847
                                                       ---------    ---------
    Total rental properties.........................     450,631      227,337
  Accumulated depreciation and amortization.........    (114,334)    (109,668)
                                                       ---------    ---------
    Rental properties, net..........................     336,297      117,669
CASH AND CASH EQUIVALENTS...........................      34,296
RESTRICTED CASH.....................................       5,724
TENANT RECEIVABLES, NET.............................       3,759        3,042
INVESTMENT IN SUBSIDIARY............................         216
ESCROW DEPOSITS.....................................      16,935
DEFERRED CHARGES AND OTHER ASSETS, NET (Note 4).....      13,004        7,628
                                                       ---------    ---------
  TOTAL.............................................   $ 410,231    $ 128,339
                                                       =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Mortgage debt (Note 5)............................      95,663    $ 223,297
  Line of credit (Note 5)...........................      92,000
  Accounts payable and accrued expenses.............       5,178        7,614
  Accrued distributions (Note 8)....................       6,701
  Accrued cost of option buy-out and tenant
   improvement (Note 2).............................                    1,390
  Rents received in advance and tenant security
   deposits.........................................      11,336        9,815
                                                       ---------    ---------
    Total liabilities...............................     210,878      242,116
COMMITMENTS AND CONTINGENCIES (Note 6)..............
MINORITY INTEREST...................................      32,495
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 30,000,000 shares
   authorized: none issued and outstanding..........
  Common stock, $.01 par value, 150,000,000 shares
   authorized: 14,475,000 shares issued and
   outstanding .....................................         145
  Additional paid-in capital........................     169,300
  Distributions in excess of earnings/deficit.......      (2,587)    (113,777)
                                                       ---------    ---------
    Total stockholders' equity (accumulated
     deficit).......................................     166,858     (113,777)
                                                       ---------    ---------
  TOTAL.............................................   $ 410,231    $ 128,339
                                                       =========    =========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                             KILROY         KILROY      KILROY
                                       REALTY CORPORATION    GROUP      GROUP
                                          FEBRUARY 1,     JANUARY 1,  SIX MONTHS
                                            1997 TO         1997 TO     ENDED
                                            JUNE 30,      JANUARY 31,  JUNE 30,
                                              1997           1997        1996
                                       ------------------ ----------- ----------
REVENUES:
  Rental income......................      $   19,460       $2,760     $17,594
  Tenant reimbursements..............           1,810          275       1,790
  Interest income....................           1,975
  Development services...............                           14         458
  Other income.......................             296            4          11
                                           ----------       ------     -------
    Total revenues...................          23,541        3,053      19,853
                                           ----------       ------     -------
EXPENSES:
  Property expenses..................           3,275          579       3,285
  Real estate taxes..................             927          106         633
  General and administrative.........           2,175           78       1,064
  Ground lease.......................             464           64         390
  Development expense................                           46         391
  Interest expense...................           4,077        1,895      10,726
  Depreciation and amortization......           4,744          787       4,559
                                           ----------       ------     -------
    Total expenses...................          15,662        3,555      21,048
                                           ----------       ------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAINS, EQUITY IN INCOME OF
 UNCONSOLIDATED SUBSIDIARY AND
 MINORITY INTEREST...................           7,879         (502)     (1,195)
EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY..........................             135
MINORITY INTEREST....................          (1,254)
                                           ----------       ------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAINS...............................           6,760         (502)     (1,195)
EXTRAORDINARY GAINS..................                        3,204      20,095
                                           ----------       ------     -------
NET INCOME...........................      $    6,760       $2,702     $18,900
                                           ==========       ======     =======
Net income per common share..........      $      .47
                                           ==========
Weighted average shares outstanding..      14,475,000
                                           ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     KILROY REALTY
                                                      CORPORATION  KILROY GROUP
                                                     THREE MONTHS  THREE MONTHS
                                                         ENDED         ENDED
                                                     JUNE 30, 1997 JUNE 30, 1996
                                                     ------------- -------------
REVENUES:
  Rental income....................................   $   12,350      $ 8,809
  Tenant reimbursements............................        1,104          928
  Interest income..................................        1,004
  Development services.............................                       195
  Other income.....................................          111
                                                      ----------      -------
    Total revenues.................................       14,569        9,932
                                                      ----------      -------
EXPENSES:
  Property expenses................................        2,036        1,752
  Real estate taxes................................          574          333
  General and administrative.......................        1,450          536
  Ground lease.....................................          279          197
  Development expense..............................                       194
  Interest expense.................................        2,546        5,499
  Depreciation and amortization....................        3,000        2,278
                                                      ----------      -------
    Total expenses.................................        9,885       10,789
                                                      ----------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY GAINS, EQUITY IN
 INCOME OF UNCONSOLIDATED SUBSIDIARY AND MINORITY
 INTEREST..........................................        4,684         (857)
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY......          192
MINORITY INTEREST..................................         (768)
                                                      ----------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY GAINS...........        4,108         (857)
EXTRAORDINARY GAIN (Note 5)........................                    20,095
                                                      ----------      -------
NET INCOME.........................................   $    4,108      $19,238
                                                      ==========      =======
Net income per common share........................   $      .28
                                                      ==========
Weighted average shares outstanding................   14,475,000
                                                      ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $   9,462  $ 18,900
  Adjustment to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation and amortization.........................     5,531     4,559
    Provision for bad debts...............................       168       619
    Extraordinary gain....................................    (3,204)  (20,095)
    Minority interest in earnings.........................     1,254
    Equity in income of unconsolidated subsidiary.........       135
    Changes in assets and liabilities:
      Tenant receivables..................................      (885)     (113)
      Other assets........................................    (4,309)     (439)
      Accounts payable and accrued expenses...............       598     2,034
      Accrued interest payable............................    (3,034)      619
      Accrued cost of option buy-out and tenant
       improvements.......................................    (1,390)
      Rents received in advance and tenant security
       deposits...........................................     1,521      (251)
                                                           ---------  --------
        Net cash provided by operating activities.........     5,847     5,833
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties......................  (219,315)     (407)
  Escrow Deposits.........................................   (16,935)
  Net investment in and advances to unconsolidated
   subsidiary.............................................      (351)
                                                           ---------  --------
        Net cash used in investing activities.............  (236,601)     (407)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock.....................   302,780
  Proceeds received from debt.............................    96,000    20,898
  Borrowings on line of credit............................    92,000
  Principal payments on debt..............................  (219,147)  (17,380)
  Cash paid for loan costs................................    (3,215)   (2,617)
  Restricted cash ........................................    (5,724)
  Dividends paid..........................................    (3,739)
  Deemed and actual contributions from (distributions to)
   partners, net..........................................     6,095    (6,327)
                                                           ---------  --------
        Net cash provided by (used in) financing
         activities.......................................   265,050    (5,426)
                                                           ---------  --------
Net increase in cash and cash equivalents.................    34,296
Cash and cash equivalents, beginning of period ...........
                                                           ---------  --------
Cash and cash equivalents, end of period ................. $  34,296  $
                                                           =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.................................. $   8,119  $ 10,107
                                                           =========  ========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable........................ $   6,701
                                                           =========
  Issuance of units of the Operating Partnership to
   acquire properties..................................... $   3,979
                                                           =========

   See accompanying notes to consolidated and combined financial statements.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

1. ORGANIZATION AND FORMATION TRANSACTIONS

  Kilroy Realty Corporation (the "Company") was incorporated in Maryland in September 1996 and is the successor to the operations of the Kilroy Group ("KG"). KG consists of the combination of Kilroy Industries ("KI") and various entities, the properties of which were under common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr. The Company's Chairman of the Board of Directors, and President and Chief Executive Officer are John B. Kilroy, Sr. and John B. Kilroy, Jr., respectively. KI has historically provided acquisition, development, financing, construction and leasing services with respect to the properties held by KG. KI has also provided development services to third-party owners of properties for a fee. The accompanying combined financial statements of KG have been presented on a combined basis because of common ownership and management and because the entities were the subject of a business combination in 1997 with the Company.

  On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of, $.01 par value, common stock. The offering price was $23.00 per share resulting in gross proceeds of $287,500,000. On February 7, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued 1,875,000 additional shares of common stock and received gross proceeds of $43,125,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $302,800,000. The initial public offering, including the exercise of the overallotment option in connection therewith, is hereinafter referred to as the "IPO".

  The following transactions occurred simultaneously with the completion of the IPO (collectively, the "Formation Transactions"):

  . The Company consummated various purchase agreements to acquire four properties for approximately $58,000,000 in cash. The four properties had aggregate operating revenues of approximately $9,100,000 and net operating income (before depreciation, amortization and interest) of approximately $6,300,000 during the year ended December 31, 1996.

  . The Company became the sole general partner of Kilroy Realty, L.P. (the
    "Operating Partnership"). Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the IPO in exchange for an approximate 84.5% interest in the Operating Partnership. The Company also contributed cash in exchange for 100% of the capital stock of Kilroy Realty Finance, Inc. ("Finance Inc."), which was formed to serve as the general partner of Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Operating Partnership executed various option and purchase agreements whereby it issued 2,652,374 units in the Operating Partnership ("Units"), representing an approximate 15.5% partnership interest, to the continuing investors in exchange for their interests in the properties. The continuing investors included John B. Kilroy, Sr. and John B. Kilroy, Jr., certain family members and certain entities owned by them. The Operating Partnership contributed certain properties to the Finance Partnership in exchange for a limited partnership interest therein. All properties acquired by the Company are held by or through the Operating Partnership or the Finance Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and Finance Inc.

  . The Finance Partnership and the Operating Partnership borrowed
    $84,000,000 and $12,000,000, respectively, under two mortgage loans.

  . The Operating Partnership used a portion of the IPO proceeds and the proceeds of the new mortgage borrowings of $96,000,000 to repay approximately $219,000,000 of indebtedness.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  . The Operating Partnership contributed certain assets valued at approximately $100,000 to Kilroy Services, Inc. in exchange for a 5% ownership interest and a 95% economic interest in Kilroy Services, Inc. The remaining ownership interest is held by John B. Kilroy, Sr. and John
    B. Kilroy, Jr.

  The Company is engaged in the acquisition, development, ownership and operation of office and industrial properties located in California, Washington and Arizona. As of June 30, 1997, the Company owned 30 office properties encompassing approximately 2.7 million rentable square feet and 38 industrial properties encompassing approximately 2.5 million rentable square feet.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Finance Partnership at June 30, 1997 and the results of their operations for the period from February 1, 1997 to June 30, 1997. Subsequent to the IPO, the operating results of the service business currently conducted by Kilroy Services, Inc. are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The combined financial statements of the KG reflect a combination of real estate properties, which were under common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr. and which were contributed to the Operating Partnership for 2,652,374 Units upon consummation of the IPO. KG is considered the predecessor entity to the Company due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes.

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein, reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the eleven months ended December 31, 1997. These financial statements should be read in conjunction with KG's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  The Company intends to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain requirements of the Code relating to composition of its income and assets, and requirements relating to distributions of taxable income to stockholders.

SIGNIFICANT ACCOUNTING POLICIES:

  Restricted cash--Restricted cash consists of cash held as collateral to provide credit enhancement for the mortgage loans payable and cash reserves for capital expenditures and tenant improvements.

  Accrued cost of option buy-out and tenant improvements--In September 1996, KG amended the terms of certain of their lease agreements. Such amendments included a $500,000 allowance for tenant improvements. In addition, KG agreed to pay $3,150,000 in consideration for the cancellation of an option to purchase a 50% equity interest in Kilroy Airport Center at El Segundo, which was reflected in the statement of operations as of December 31, 1996. In November 1996, $2,260,000 of the total liability of $3,650,000, was paid by KI and its stockholders. In January 1997, $100,000 of the amount was paid by KG and the remaining balance was paid by the Company with the proceeds of the IPO.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  Recent Pronouncements--In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of adopting this statement.

  In June 1997, the FASB issued SFAS No. 130 Reporting for Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting these statements.

3. PROPERTY ACQUISITIONS

  For the quarter ended June 30, 1997, the Company completed a series of transactions to acquire 16 office buildings, 26 industrial buildings and two parcels of land for development in California, as follows:

   PROPERTY          NUMBER OF    ACREAGE/        LOCATION OF     PURCHASE PRICE
   DESCRIPTION       BUILDINGS SQUARE FOOTAGE       PROPERTY        (MILLIONS)
   -----------       --------- --------------- ------------------ --------------
   Undeveloped land            15 acres        Foothill Ranch, CA     $  3.2
   Undeveloped land            10 acres        Brea, CA                  3.3
   Office                 5    115,000 sq. ft. Anaheim, CA               8.0
   Office                 1    91,000 sq. ft.  Calabasas, CA            11.6
   Office                 2    80,000 sq. ft.  Torrance, CA              5.7
   Office                 3    95,000 sq. ft.  Santa Monica, CA         31.3
   Office                 4    276,000 sq. ft. Camarillo, CA            24.2
   Office                 1    67,000 sq. ft.  Irvine, CA                8.5
   Industrial             1    109,000 sq. ft. Anaheim, CA               5.3
   Industrial             1    158,000 sq. ft. Irvine, CA               12.1
   Industrial             7    276,000 sq. ft. Brea, CA                 16.3
   Industrial             1    154,000 sq. ft. Ontario, CA               4.9
   Industrial             6    276,000 sq. ft. Garden Grove, CA         14.0
   Industrial            10    159,000 sq. ft. Irvine, CA               15.9
                                                                      ------
                                                 Total                $164.3
                                                                      ======

  These acquisitions were funded with existing working capital and proceeds from the secured revolving line of credit (see Note 5 to the financial statements). In addition, 165,102 Units valued at approximately $3,979,000 were issued in conjunction with a purchase of two properties, consisting of one office building and ten industrial buildings, located in Irvine, California.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

4. DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets are summarized as follows for the Company at June 30, 1997 and the Kilroy Group at December 31, 1996, respectively:

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1996
                                                          --------  ------------
                                                             (IN THOUSANDS)
   Deferred assets:
     Deferred financing costs............................ $ 3,215     $ 2,968
     Deferred leasing costs..............................  13,896      11,563
                                                          -------     -------
     Total deferred assets...............................  17,111      14,531
   Accumulated amortization..............................  (5,880)     (7,728)
                                                          -------     -------
   Deferred assets, net..................................  11,231       6,803
   Prepaid expenses and other............................   1,773         825
                                                          -------     -------
   Total deferred charges and other assets, net.......... $13,004     $ 7,628
                                                          =======     =======

5. DEBT

  At June 30, 1997, debt consists of an $83,663,000 mortgage loan (the "Permanent Loan") secured by certain of the properties and a $12,000,000 mortgage loan (the "SeaTac Loan") secured by an office complex in Seattle, Washington. The Permanent Loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over a 25-year period and matures in 2022, but is subject to increases in the effective interest rate beginning in 2005. The SeaTac Loan requires monthly payments of interest based on a variable rate of the London interbank offered rate ("LIBOR") plus 3% (8.44% at June 30, 1997). The SeaTac Loan matures in January 1998 with an option to extend for six months. The interest rate on the SeaTac Loan was adjusted to LIBOR plus 1.5% in July 1997. As of June 30, 1997 the loans have a weighted average interest rate of 8.36%. On August 13, 1997, the Company increased the outstanding principal amount under the SeaTac Loan by $2.0 million to $14.0 million.

  Scheduled principal payments for the above mortgage loans at June 30, 1997 (which excludes the $2.0 million increase in the SeaTac Loan) are as follows:

        Period Ending December 31,
          1997.......................................................... $   523
          1998..........................................................  13,115
          1999..........................................................   1,212
          2000..........................................................   1,317
          2001..........................................................   1,431
            Thereafter..................................................  78,065
                                                                         -------
              Total..................................................... $95,663
                                                                         =======

  In May 1997, the Company obtained a $150,000,000 secured revolving credit facility (the "Credit Facility"). The Credit Facility matures on May 30, 1999, with an option to extend for one year and is to be used to finance property acquisitions and development and for general corporate purposes. The Credit Facility bears interest at either (a) 1.5% plus LIBOR or (b) 0.25% plus a prime rate. As of June 30, 1997, the weighted average interest rate of outstanding borrowings under the Credit Facility was 8.14%. Outstanding borrowings under the Credit Facility were $92.0 million as of June 30, 1997 and $95.0 as of July 31, 1997. On July 22, 1997, the Company received a commitment to increase the Credit Facility to $200,000,000. Availability under the Credit Facility is subject to, among other things, the value of the underlying collateral securing it.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  The carrying value of the fixed rate Permanent Loan at June 30, 1997 approximates its fair value based on terms currently offered to the Company. The carrying values of the variable rate SeaTac Loan and the Credit Facility also approximate fair value at June 30, 1997.

  In January 1997, KG recorded an extraordinary gain of $3,204,000 consisting of approximately $1,283,000 of unamortized deferred financing fees written off and a net gain on partial forgiveness of a mortgage obligation of $4,487,000.

6. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company has noncancelable ground lease obligations on Kilroy Airport Center Long Beach with an initial lease period expiring on July 31, 2035, classified as an operating lease. Further, the Company has noncancelable ground lease obligations on the SeaTac Office Center expiring on December 31, 2032 with an option to extend the leases for an additional 30 years and on one of the properties purchased in connection with the IPO which expires in 2035. Except with respect to one of the ground leases at the SeaTac Office Center, rentals are subject to adjustments every five years based on changes in the Consumer Price Index.

  The minimum commitments under these leases as of June 30, 1997 are as follows (in thousands):

        Period Ending December 31,
          1997.......................................................... $   540
          1998..........................................................   1,099
          1999..........................................................   1,261
          2000..........................................................   1,394
          2001..........................................................   1,394
            Thereafter..................................................  46,004
                                                                         -------
              Total..................................................... $51,692
                                                                         =======

7. STOCK OPTIONS

  The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and to reward them for superior performance in achieving the Company's business goals and enhancing stockholder value. As of July 31, 1997, 1,155,000 of the Company's authorized options to purchase shares have been granted to directors, officers and employees and an additional 245,000 have been reserved for issuance under such plan. The term of each option is ten years from the date of grant. Each option vests 33 1/3% per year over three years beginning on the first anniversary date of the grant and is exercisable at a price per share equal to the fair market value on the date of grant.

8. SUBSEQUENT EVENTS

  Subsequent to June 30, 1997, the Company acquired the following properties with proceeds from the Credit Facility and working capital:

    PROPERTY     NUMBER OF
   DESCRIPTION   BUILDINGS ACREAGE/SQUARE FOOTAGE LOCATION OF PROPERTY PURCHASE PRICE (MILLIONS)
   -----------   --------- ---------------------- -------------------- -------------------------
   Office           2         125,000 sq. ft.       Santa Ana, CA                $15.6
   Office           1         27,000 sq. ft.        Irvine, CA                     3.0
   Industrial       1         245,000 sq. ft.       Irvine, CA                    14.3
   Industrial       1         64,000 sq. ft.        Garden Grove, CA               3.0
   Industrial       1         83,000 sq. ft.        Garden Grove, CA               4.5

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  On July 10, 1997, distributions of $6,701,000 were paid to stockholders and unitholders of record on May 22, 1997.

  On July 28, 1997, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for an offering of 10,000,000 shares of common stock. The offering is expected to be completed by the end of August 1997.

  The Company presently is negotiating for the purchase of, and the right to acquire, additional properties for an aggregate acquisition cost (including closing costs and anticipated improvements) currently estimated to exceed $425 million over the next several years.

9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the six months ended June 30, 1997 and 1996 are presented as if the Formation Transactions and Acquisitions, as described in Note 1 and Note 3, respectively, to the financial statements had occurred on January 1, 1996. Such pro forma information is based upon the historical consolidated financial statements of the Company and the Kilroy Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such Formation Transactions and Acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          PRO FORMA INCOME STATEMENT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SIX MONTHS ENDED JUNE
                                                                   30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Total revenues........................................... $   33,170 $   32,676
                                                          ========== ==========
Net income before extraordinary items.................... $    6,473 $    6,701
                                                          ========== ==========
Net income............................................... $    9,677 $    6,701
                                                          ========== ==========
Net income per common share.............................. $      .67 $      .46
                                                          ========== ==========
Weighted average shares outstanding...................... 14,475,000 14,475,000
                                                          ========== ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of Kilroy Realty Corporation (the "Company") and the combined financial statements of the Company's predecessor, the Kilroy Group, and should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K of the Company for the year ended December 31, 1996.

OVERVIEW AND BACKGROUND

  The Company owns, operates and develops commercial and industrial real estate, primarily in Southern California. The Company was formed in January 1997 as a self-administered real estate investment trust (a "REIT") and succeeded to the Kilroy Group's real estate business. The Kilroy Group, the Company's predecessor, had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with the formation transactions following the initial public offering on January 31, 1997 (the "IPO") (see Note 1 to the Consolidated Financial Statements for a discussion of the organization and formation of the Company). As of June 30, 1997, the Company owned 30 office buildings and 38 industrial buildings that encompassed approximately 2.7 million and 2.5 million rentable square feet, respectively, and were 96.0% leased. The Company owns all of the properties through the Operating Partnership and the Finance Partnership.

  As a result of the formation transactions in the first quarter and acquisitions during the second quarter, the Company's total assets increased to $410,231,000, including real estate assets of $336,297,000, net of accumulated depreciation at June 30, 1997. The market capitalization of the Company based on the market value of the 14,475,000 issued and outstanding shares of the Company's common stock, 2,817,476 Operating Partnership units and the $187,663,000 of debt outstanding at June 30, 1997 was $624,295,000. The Company's total debt-to-market capitalization ratio at June 30, 1997 was 30.1%.

  Income is derived primarily from rental revenue (including tenant reimbursements). As a result of the Company's acquisitions in the current fiscal year, the financial data shows significant increases in total revenues and expenses from quarter to quarter. For the foregoing reasons, management does not believe the year to year and quarter to quarter financial data are comparable.

  The Company anticipates that the more significant part of its revenue growth in the next one to two years will come from additional acquisitions rather than from occupancy and market rent increases in its current portfolio. However, the Company presently expects that if the Southern California office and industrial rental market continues to improve, rental rate increases will become a more substantial part of its revenue growth.

RESULTS OF OPERATIONS

  The Company's management believes that in order to provide meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Kilroy Group financial statements to make accounting periods comparable. Accordingly the results of operations for the period January 1, 1997 to January 31, 1997 have been adjusted to reflect interest income, general and administrative expenses, interest expense and extraordinary gains as if the IPO had been consummated on January 1, 1997. The following sections discuss the results of operations as adjusted.

 Adjusted Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                            (IN THOUSANDS)
                                                         ---------------------
                                                             1997       1996
                                                         ------------- -------
                                                         (AS ADJUSTED)
   REVENUES:
     Rental income......................................    $22,220    $17,594
     Tenant reimbursements..............................      2,085      1,790
     Interest income....................................      2,461
     Development services...............................         14        458
     Other income.......................................        300         11
                                                            -------    -------
       Total revenues...................................     27,080     19,853
                                                            -------    -------
   EXPENSES:
     Property expenses..................................      3,854      3,285
     Real estate taxes..................................      1,033        633
     General and administrative.........................      2,538      1,064
     Ground leases......................................        528        390
     Development expense................................         46        391
     Interest expense...................................      4,843     10,726
     Depreciation and amortization......................      5,531      4,559
                                                            -------    -------
       Total expenses...................................     18,373     21,048
                                                            -------    -------
   ADJUSTED INCOME (LOSS) BEFORE MINORITY INTEREST......    $ 8,707    $(1,195)
                                                            =======    =======

  Total revenues increased $7.2 million, or 36.4%, for the six months ended June 30, 1997 compared to the same period in 1996. Rental income increased $4.6 million, or 26.3%, to $22.2 million for the six months ended June 30, 1997 compared to $17.6 million in the same period in 1996. Rental income from office properties increased $3.4 million during the six months ended June 30, 1997 from the comparable period in 1996. This improvement was attributable to an increase in office space under lease from 1,298,000 rentable square feet at June 30, 1996 to 2,414,000 rentable square feet at June 30, 1997, an increase of 1,116,000 rentable square feet. Approximately 343,000 rentable square feet reflects four office buildings acquired in connection with the IPO and 711,000 rentable square feet reflects sixteen office buildings purchased during the three months ended June 30, 1997. The remaining increase is primarily the result of leasing at Kilroy Airport Center at El Segundo and Kilroy Airport Center, Long Beach. The increase in rentable square footage under lease was offset by a decrease in average rent per rentable square foot at Kilroy Airport Center at El Segundo, from $21.51 per square foot for the six months ended June 30, 1996 to $19.97 for the same period in 1997 as a result of the re-negotiation and extension of a lease with Hughes Space and Communications in November 1996. Rental income from industrial properties increased
$1.2 million during the six months ended June 30, 1997 compared to the same period in 1996. The increase was due to the purchase of three industrial buildings in connection with the IPO with approximately 380,000 rentable square feet under lease at June 30, 1997, and the purchase of 26 industrial buildings during the three months ended June 30, 1997 with approximately 1,101,000 rentable square feet under lease. Tenant reimbursements increased to $2.1 million for the six months ended June 30, 1997 from $1.8 million for the same period in 1996. The $0.3 million increase was primarily attributable to tenant reimbursements in connection with the office and industrial buildings purchased in connection with and subsequent to the IPO. Interest income increased $2.5 million as a result of interest earned on the $116.2 million of net IPO proceeds remaining after the purchase of properties and the repayment of debt in connection with the IPO. Other income for the six months ended
June 30, 1997 includes a $0.1 million gain on the sale of furniture and equipment and $0.1 million in revenues which were previously written-off as uncollectible.

  Expenses for the six months ended June 30, 1997 decreased by $2.6 million, or 12.7%, to $18.4 million compared to $21.0 million for the six months ended June 30, 1996. Property expenses and real estate taxes increased $0.6 million and $0.4 million, respectively, during the six months ended June 30, 1997 over the same period in 1996 primarily due to the properties purchased in connection with the IPO. Ground lease expense increased $0.1 million during the six months ended June 30, 1997 over the same period in 1996 as a result of one additional ground lease with respect to one of the properties purchased in connection with the IPO. Interest expense decreased $5.9 million, or 54.8%, to $4.8 million for the six months ended June 30, 1997 from $10.7 million for the six months ended June 30, 1996, primarily as a result of the net repayment of $127.4 million in debt in connection with the IPO.

  Net income was $8.7 million for the six months ended June 30, 1997 compared to a $1.2 million loss for the same period in 1996. The net change of $9.9 million is due primarily to an increase in rental income of $4.6 million, an increase in interest income of $2.5 million and a decrease in interest expense of $5.9 million which were partially offset by an increase of $1.5 million in general and administrative expense and an increase of $1.0 million in depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

  On May 21, 1997, the Company entered into a $150.0 million secured revolving credit facility (the "Credit Facility") underwritten by Morgan Guaranty Trust Company of New York ("MGT"), which matures in May 1999, subject to a one-year option to extend the term. The Credit Facility bears interest at a variable rate equal to either (a) 1.5% plus the London interbank offered rate ("LIBOR") applicable to the selected period or (b) 0.25% plus a rate equal to the higher of (i) MGT's prime rate then in effect or (ii) the federal funds rate plus 0.50%. The Credit Facility is secured by certain properties of the Company and the availability of funds is subject to, among other things, the value of those properties. The Company recently received a commitment to increase the amount available under the Credit Facility to $200.0 million. Borrowings outstanding under the Credit Facility were $92.0 million as of June 30, 1997, and $95.0 million as of July 31, 1997.

  In addition, the Operating Partnership has debt outstanding from MGT as of June 30, 1997 of $95.6 million, comprised of an $83.6 million mortgage loan and a $12.0 million mortgage loan. The $83.6 million mortgage loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over 25 years and matures on February 1, 2022. In February 2005, the interest rate resets to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 5.0%. The $12.0 million mortgage loan requires monthly payments of interest computed at a variable rate of interest equal to LIBOR plus 3.0% and matures on January 31, 1998. On August 13, 1997, the Company increased the outstanding principal amount under the $12.0 million mortgage loan by $2.0 million to $14.0 million.

  Since the IPO, the Company purchased 42 office and industrial buildings for an aggregate acquisition cost of $157.7 million. The purchase price for such properties was funded out of net proceeds from the IPO, from borrowings under the Credit Facility, working capital and, in part for two properties consisting of one office building and ten industrial buildings, the issuance of Operating Partnership units.

  On July 28, 1997, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for an offering of 10,000,000 shares of common stock (the "Offering"), that is expected to be completed by August 31, 1997. Upon the consummation of the Offering and the use of the proceeds therefrom, the Company will have (i) repaid its outstanding indebtedness under the Credit Facility of $95.0 million and (ii) estimated cash available for acquisitions, development and working capital of approximately $95.2 million.

  Subsequent to June 30, 1997, the Company purchased six office and industrial buildings for an aggregate acquisition cost of $40.4 million. The acquisitions were funded with borrowings under the Credit Facility and working capital. As of June 30, 1997, the Company has entered into agreements to acquire 11 industrial properties for an aggregate acquisition cost of $57.5 million. In addition, the Company is currently in active negotiations to purchase eight industrial buildings for an aggregate acquisition cost of $68.0 million, including the assumption of $14.0 million of mortgage indebtedness. The Company anticipates that such acquisitions, if consummated, would be funded with net proceeds from the Offering, funds available under the Credit Facility and working capital.

  The Company owns approximately 60 acres of developable property and plans to develop an aggregate of 1.6 million rentable square feet of office or industrial space, subject to required entitlements and other governmental approvals. Of this amount, the Company intends to commence development of approximately 500,000 rentable square feet of industrial space in 1997 at a total budgeted cost of $25.0 million. The Company expects to finance such development with net proceeds from the Offering, borrowings under the Credit Facility and working capital. The Company presently has no financial commitments in its capacity as a developer of real estate projects.

  In June 1997, the company leased approximately 211,000 rentable square feet of office space at the SeaTac Office Center. In connection with the lease, the Company agreed to make $3.25 million of tenant improvements which the company expects to fund from working capital or borrowings under the Credit Facility. The company anticipates that such tenant improvements will be completed by December 31, 1997. The company also expects to spend approximately $2.0 million in connection with non-recurring capital improvements at the SeaTac Office Center and $500,000 of earthquake-related improvements to certain other properties in the next six months.

  The Company also expects to incur $500,000 of earthquake-related improvements to certain of the properties in the next six months. A reserve for this amount has been established pursuant to the $83.6 million mortgage loan with MGT.

  On July 30, 1997, the Company signed a non-binding letter of intent (the "Allen LOI") with The Allen Group ("Allen") to acquire the principal assets of Allen which include approximately 1.7 million rentable square feet of completed and under construction office and industrial properties, and developable land, located primarily in Northern San Diego County. If consummated, the Company would purchase the assets in phases over the next several years for a total investment currently estimated to exceed $300 million. The acquisition is subject to the completion of due diligence and the negotiation of final documentation. If the Company enters into the transactions contemplated by the Allen LOI, it will have substantial financial commitments with respect thereto. No assurance can be given that the transactions contemplated by the Allen LOI will be consummated or, if consummated, successfully managed and/or developed by the Company.

  The Company makes quarterly distributions to stockholders from cash available for distribution and, if necessary to satisfy distribution requirements to maintain its status as a REIT, the Company may use borrowings under its Credit Facility. All such distributions are at the discretion of the Board of Directors. Amounts accumulated for distribution will be invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company's intention to qualify for taxation as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

  The Company believes that it will have sufficient capital resources to satisfy its obligations during its first year of operations that commenced on January 31, 1997. The Company expects to meet certain of its long-term liquidity requirements, including the repayment of long-term debt of $83.6 million (less scheduled principal repayments) in 2005, the repayment of debt of $12.0 million in January 1998 and possible property acquisitions and development, through long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of units of the Operating Partnership.

HISTORICAL CASH FLOWS

  Historically, the Kilroy Group's principal sources of funding for operations and capital expenditures were cash flow from operating activities and secured debt financing.

  The Company's net cash from operating activities was $5.8 million for the six months ended June 30, 1997 and 1996. There was an increase in income before non-cash extraordinary gains of $7.5 million from a loss of $1.2 million in the six months ended June 30, 1996 to $6.3 million in the six months ended June 30, 1997. This increase was used for other assets of $4.3 million, accrued interest of $3.0 million and the accrued cost of option buy out and tenant improvements of $1.4 million.

  Net cash used in investing activities increased $236.2 million to $236.6 million for the six months ended June 30, 1997 from $0.4 million in the six months ended June 30, 1996. The increase was due to the purchase of 25 acres of land, 20 office buildings and 29 industrial buildings for an aggregate purchase price of $218.7 million (net of $4.0 million paid in units of the Operating Partnership) and additional tenant improvements and capital expenditures of $0.6 million.

  Cash flows provided by financing activities totaled $265.1 million for the six months ended June 30, 1997 compared to net cash used in financing activities of $5.4 million during the first six months of 1996. The increase in the six months ended June 30, 1997 is primarily attributable to net proceeds from the IPO of $302.8 million, a net repayment of debt of $123.1 million and borrowings on the line of credit of $92.0 million compared to net proceeds from debt of $3.5 million during the same period in 1996. In addition, there were dividends of $3.7 million and loan costs of $3.2 million and an increase in restricted cash of $5.7 million during the six months ended June 30, 1997 compared to loan costs of $2.6 million in the same period in 1996. During the six months ended June 30, 1997 there was a contribution from partners of $6.1 million, compared to a net distribution of $6.3 million during the same period in 1996.

FUNDS FROM OPERATIONS

  Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) before minority interest of unitholders (determined in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodology for calculating Funds from Operations utilized other equity REITs and, accordingly, may not be comparable to that published by such other REITs. Funds from Operations should not be considered as an alternative to net income
(loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

  The following table presents the Company's Funds from Operations for the period from February 1, 1997 to June 30, 1997 and the three months ended June 30, 1997:

                                                    FEBRUARY 1,  THREE MONTHS
                                                      1997 TO        ENDED
                                                   JUNE 30, 1997 JUNE 30, 1997
                                                   ------------- -------------
      Net income..................................    $ 6,760       $4,108
        Add
          Minority interest of unitholders .......      1,254          768
          Depreciation and amortization...........      4,744        3,000
          Other...................................        197          120
                                                      -------       ------
      Funds from Operations.......................    $12,955       $7,996
                                                      =======       ======

  The following table presents the Company's Funds Available for Distribution for the period from February 1, 1997 to June 30, 1997 and the three months ended June 30, 1997:

                                                    FEBRUARY 1,  THREE MONTHS
                                                      1997 TO        ENDED
                                                   JUNE 30, 1997 JUNE 30, 1997
                                                   ------------- -------------
      Funds from Operations.......................    $12,955       $7,996
        Adjustments
          Amortization of deferred financing
           costs..................................        404          243
          Non-revenue generating tenant
           improvements and leasing commissions...       (276)         (64)
        Building Improvements.....................       (256)        (256)
        Net effect of straight-line rents.........        (75)         (80)
                                                      -------       ------
      Funds Available for Distribution............    $12,752       $7,839
                                                      =======       ======

INFLATION

  The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended June 30, 1997, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

  During the three months ended June 30, 1997, the Operating Partnership issued 165,102 partnership units (the "Units") with an aggregate value of approximately $3,979,000 to four accredited investors in exchange for the contribution of property. The Units were issued in reliance on an exemption registration requirement pursuant to regulation D under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION--NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------- ---------------------------------------------------------------------
  3.1    Articles of Amendment and Restatement of the Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  3.3    Form of Certificate for Common Stock of the Registrant.(1)
 10.1    Amended and Restated Agreement of Limited Partnership of Kilroy
         Realty, L.P.(1)
 10.2    Form of Registration Rights Agreement among the Registrant and the persons named therein.(1)
 10.3    Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy
         Realty, L.P. and the parties named therein.(1)
 10.4    Supplemental Representations, Warranties and Indemnity Agreement by
         and among Kilroy Realty, L.P. and the parties named therein.(1)
 10.5    Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy,
         Sr., John B. Kilroy, Jr. and Kilroy Industries.(1)
 10.6    1997 Stock Option and Incentive Plan of the Registrant and Kilroy
         Realty, L.P.(1)
 10.7    Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P.
         with certain officers and directors.(1)
 10.8    Lease Agreement, dated January 24, 1989, by and between Kilroy Long
         Beach Associates and the City of Long Beach for Kilroy Long Beach
         Phase I.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.9    First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase I.(1)
 10.10   Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach
         Associates and the City of Long Beach for Kilroy Long Beach Phase
         III.(1)
 10.11   Lease Agreement, dated April 21, 1988, by and between Kilroy Long
         Beach Associates and the Board of Water Commissioners of the City of
         Long Beach, acting for and on behalf of the City of Long Beach, for
         Long Beach Phase IV.(1)
 10.12   Lease Agreement, dated December 30, 1988, by and between Kilroy Long
         Beach Associates and the City of Long Beach for Kilroy Long Beach
         Phase II.(1)
 10.13   First Amendment to Lease, dated January 24, 1989, by and between
         Kilroy Long Beach Associates and the City of Long Beach for Kilroy
         Long Beach Phase III.(1)
 10.14   Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.15   First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase II.(1)
 10.16   Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.17   Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach.(1)
 10.18   Amendment No. 1 to Development Agreement by and between Kilroy Long
         Beach Associates and the City of Long Beach.(1)
 10.19   Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy
         Industries, dated May 15, 1969, for SeaTac Office Center.(1)
 10.20   Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27,
         1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.21   Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17,
         1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.22   Airspace Lease, dated July 10, 1980, by and among the Washington State
         Department of Transportation, as lessor, and Sea Tac Properties, Ltd.
         and Kilroy Industries, as lessee.(1)
 10.23   Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for
         Sea/Tac Office Center.(1)
 10.24   Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.25   Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.26   Property Management Agreement between Kilroy Realty Finance
         Partnership, L.P. and Kilroy Realty, L.P.(1)
 10.27   Form of Environmental Indemnity Agreement.(1)
 10.28   Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport
         Imperial Co.(1)
 10.29   Option Agreement by and between Kilroy Realty, L.P. and Kilroy
         Calabasas Associates.(1)
 10.30   Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)
 10.31   Employment Agreement between the Registrant and Richard E. Moran
         Jr.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.32   Employment Agreement between the Registrant and Jeffrey C. Hawken.(1)
 10.33   Employment Agreement between the Registrant and C. Hugh Greenup.(1)
 10.34   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Sr.(1)
 10.35   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Jr.(1)
 10.36   License Agreement by and among the Registrant and the other persons named therein.(1)
 10.37   Form of Indenture of Mortgage, Deed of Trust, Security Agreement,
         Financing Statement, Fixture Filing and Assignment of Leases, Rents
         and Security Deposits.(1)
 10.38   Form of Mortgage Note.(1)
 10.39   Form of Indemnity Agreement.(1)
 10.40   Form of Assignment of Leases, Rents and Security Deposits.(1)
 10.41   Form of Credit Agreement.(1)
 10.42   Form of Variable Interest Rate Indenture of Mortgage, Deed of Trust,
         Security Agreement, Financing Statement, Fixture Filing and Assignment
         of Leases and Rents.(1)
 10.43   Form of Environmental Indemnity Agreement.(1)
 10.44   Form of Assignment, Rents and Security Deposits.(1)
 10.45   Revolving Credit Agreement, dated as of May 21, 1997, among Kilroy
         Realty, L.P., Morgan Guaranty Trust Company of New York and the Banks
         listed herein.(5)
 10.46   Form of Mortgage, Deed of Trust, Security Agreement, Financing
         Statement, Fixture Filing and Assignment of Leases and Rents.(1)
 10.47   Assignment of Leases, Rents and Security Deposits.(1)
 10.48   Purchase and Sale Agreement and Joint Escrow Instructions, dated April
         30, 1997, by and between Mission Land Company, Mission-Vacaville, L.P.
         and Kilroy Realty, L.P.(2)
 10.49   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         April 30, 1997, by and between Camarillo Partners and Kilroy Realty,
         L.P.(2)
 10.50   Purchase and Sale Agreement and Escrow Instructions, dated May 5,
         1997, by and between Kilroy Realty, L.P. and Pullman Carnegie
         Associates.(4)
 10.51   Amendment to Purchase and Sale Agreement and Escrow Instructions,
         dated June 27, 1997, by and between Pullman Carnegie Associates and
         Kilroy Realty, L.P.(4)
 10.52   Purchase and Sale Agreement, Contribution Agreement and Joint Escrow
         Instructions, dated May 12, 1997, by and between Shidler West
         Acquisition Company, LLC and Kilroy Realty, L.P.(3)
 10.53   First Amendment to Purchase and Sale Agreement, Contribution Agreement
         and Joint Escrow Instructions, dated June 6, 1997, between Kilroy
         Realty, L.P. and Shidler West Acquisition Company, L.L.C.(3)
 10.54   Second Amendment to Purchase and Sale Agreement, Contribution
         Agreement and Joint Escrow Instructions, dated June 12, 1997, by and between Shidler West Acquisition Company, LLC and Kilroy Realty,
         L.P.(3)
 10.55   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         June 12, 1997, by and between Mazda Motor of America, Inc. and Kilroy
         Realty, L.P.(4)
 10.56   Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated June 30, 1997, by and between Mazda Motor of
         America, Inc. and Kilroy Realty, L.P.(4)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
  10.57  Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica,
         California, dated June 16, 1997, by and between Santa Monica Number
         Seven Associates L.P. and Kilroy Realty L.P.(4)
  10.58  First Amendment to Credit Agreement dated July 1, 1997.(5)
  10.59  Second Amendment to Credit Agreement and First Amendment to Variable
         Interest Rate Indenture of Mortgage, Deed of Trust, Security
         Agreement, Financing Statement, Fixture Filing and Assignment of
         Leases and Rent dated August 13, 1997.(5)
 *27.1   Financial Data Schedule.

--------
  *Filed herewith.
(1) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective on January 28, 1997 and incorporated herein by reference.
(2) Previously filed as Exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K (No. 1-12675) as filed on June 5, 1997 and incorporated herein by reference.
(3) Previously filed as Exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K (No. 1-12675) as filed on July 3, 1997 and incorporated herein by reference.
(4) Previously filed as Exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K (No. 1-12675) as filed on July 15, 1997 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261) as filed on July 28, 1997, as amended, and incorporated by reference.

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K dated May 22, 1997 in connection with the acquisition of 21 office and industrial buildings.

  The Company filed a Current Report on Form 8-K dated June 18, 1997 in connection with the acquisition of one office building, ten industrial buildings and 10 acres of undeveloped land.

  The Company filed a Current Report on Form 8-K dated July 14, 1997 in connection with the acquisition of six office and one industrial buildings.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1997.

                                          Kilroy Realty Corporation

                                                 /s/ John B. Kilroy, Jr.
                                          By: _________________________________
                                                    JOHN B. KILROY, JR.
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

                                                /s/ Richard E. Moran Jr.
                                          By: _________________________________
                                                   RICHARD E. MORAN JR.
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

                                                  /s/ Ann Marie Whitney
                                          By: _________________________________
                                                     ANN MARIE WHITNEY
                                               VICE PRESIDENT AND CONTROLLER