Form 10-Q
period 1997-09-30
KILROY REALTY CORP
filed 1997-11-14
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     2250 EAST IMPERIAL HIGHWAY, SUITE 1200, EL SEGUNDO, CALIFORNIA 90245
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

                                (310) 563-5500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 13, 1997, 24,475,000 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I--FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS
         Consolidated balance sheet of Kilroy Realty Corporation as of
         September 30, 1997 (Unaudited) and Combined Balance Sheet of
         the Kilroy Group (predecessor to Kilroy Realty Corporation) as
         of December 31, 1996...........................................     3
         Consolidated Statement of Operations of Kilroy Realty
         Corporation for the period February 1, 1997 to September 30,
         1997 and the Combined Statements of Operations of the Kilroy
         Group for the period January 1, 1997 to January 31, 1997 and
         the nine months ended September 30, 1996 (Unaudited)...........     4
         Consolidated Statement of Operations of Kilroy Realty
         Corporation for the three months ended September 30, 1997 and the Combined Statement of Operations of the Kilroy Group for
         the three months ended September 30, 1996 (Unaudited)..........     5
         Consolidated Statement of Cash Flows of Kilroy Realty
         Corporation for the nine months ended September 30, 1997 and the Combined Statement of Cash Flows of the Kilroy Group for
         the nine months ended September 30, 1996 (Unaudited)...........     6
         Notes to the Kilroy Realty Corporation Consolidated and Kilroy
         Group Combined financial statements............................     7
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    14

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    20
 Item 2. CHANGES IN SECURITIES..........................................    20
 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    20
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    20
 Item 5. OTHER INFORMATION..............................................    20
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 KILROY REALTY CORPORATION (THE "COMPANY") AND
                   KILROY GROUP (PREDECESSOR TO THE COMPANY)

                 CONSOLIDATED BALANCE SHEET OF THE COMPANY AND
                   COMBINED BALANCE SHEET OF THE KILROY GROUP
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     KILROY REALTY
                                                      CORPORATION  KILROY GROUP
                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
RENTAL PROPERTIES (Notes 1, 2, 3 and 5):
  Land..............................................   $ 124,276    $  12,490
  Buildings and improvements........................     462,902      214,847
                                                       ---------    ---------
    Total rental properties.........................     587,178      227,337
  Accumulated depreciation and amortization.........    (117,552)    (109,668)
                                                       ---------    ---------
    Rental properties, net..........................     469,626      117,669
CASH AND CASH EQUIVALENTS...........................      74,890
RESTRICTED CASH.....................................       4,634
TENANT RECEIVABLES, NET.............................       3,764        3,042
INVESTMENT IN SUBSIDIARY............................         267
ESCROW DEPOSITS.....................................       1,179
DEFERRED CHARGES AND OTHER ASSETS, NET (Note 4).....      18,184        7,628
                                                       ---------    ---------
  TOTAL.............................................   $ 572,544    $ 128,339
                                                       =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Mortgage debt (Note 5)............................   $ 104,054    $ 223,297
  Accounts payable and accrued expenses.............       9,794        7,614
  Accrued dividends (Note 8)........................      10,576
  Accrued cost of option buy-out and tenant
   improvement (Note 2).............................                    1,390
  Rents received in advance and tenant security
   deposits.........................................      10,902        9,815
                                                       ---------    ---------
    Total liabilities...............................     135,326      242,116
COMMITMENTS AND CONTINGENCIES (Note 6)..............
MINORITY INTEREST...................................      45,120
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 30,000,000 shares
   authorized: none issued and outstanding..........
  Common stock, $.01 par value, 150,000,000 shares
   authorized: 24,475,000 shares issued and
   outstanding .....................................         245
  Additional paid-in capital........................     397,445
  Distributions in excess of earnings/(deficit).....      (5,592)    (113,777)
                                                       ---------    ---------
    Total stockholders' equity/(accumulated
     deficit).......................................     392,098     (113,777)
                                                       ---------    ---------
  TOTAL.............................................   $ 572,544    $ 128,339
                                                       =========    =========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         KILROY       KILROY
                                          KILROY          GROUP        GROUP
                                    REALTY CORPORATION JANUARY 1,   NINE MONTHS
                                       FEBRUARY 1,       1997 TO       ENDED
                                         1997 TO       JANUARY 31, SEPTEMBER 30,
                                    SEPTEMBER 30, 1997    1997         1996
                                    ------------------ ----------- -------------
REVENUES:
  Rental income...................      $   35,878       $2,760       $26,473
  Tenant reimbursements...........           3,441          275         2,583
  Interest income.................           2,875
  Development services............                           14           580
  Other income....................             454            4            65
                                        ----------       ------       -------
    Total revenues................          42,648        3,053        29,701
                                        ----------       ------       -------
EXPENSES:
  Property expenses...............           5,999          579         5,042
  Real estate taxes...............           1,925          106           970
  General and administrative......           3,652           78         1,607
  Ground lease....................             670           64           579
  Development expense.............                           46           584
  Option buy-out cost.............                                      3,150
  Interest expense................           6,714        1,895        16,234
  Depreciation and amortization...           8,404          787         6,838
                                        ----------       ------       -------
    Total expenses................          27,364        3,555        35,004
                                        ----------       ------       -------
INCOME (LOSS) BEFORE EQUITY IN
 INCOME OF SUBSIDIARY, MINORITY
 INTEREST AND EXTRAORDINARY
 GAINS............................          15,284         (502)       (5,303)
EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY.......................             187
MINORITY INTEREST.................          (2,231)
                                        ----------       ------       -------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAINS............................          13,240         (502)       (5,303)
EXTRAORDINARY GAINS...............                        3,204        20,095
                                        ----------       ------       -------
NET INCOME........................      $   13,240       $2,702       $14,792
                                        ==========       ======       =======
Net income per common share.......      $      .82
                                        ==========
Weighted average shares
 outstanding......................      16,162,243
                                        ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                   KILROY REALTY
                                                    CORPORATION  KILROY GROUP
                                                   THREE MONTHS  THREE MONTHS
                                                       ENDED         ENDED
                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                       1997          1996
                                                   ------------- -------------
REVENUES:
  Rental income...................................  $   16,418      $ 8,879
  Tenant reimbursements...........................       1,631          793
  Interest income.................................         900
  Development services............................                      122
  Other income....................................         158           54
                                                    ----------      -------
    Total revenues................................      19,107        9,848
                                                    ----------      -------
EXPENSES:
  Property expenses...............................       2,724        1,757
  Real estate taxes...............................         998          337
  General and administrative......................       1,477          543
  Ground lease....................................         206          189
  Development expense.............................                      193
  Sale of air rights..............................                    3,150
  Interest expense................................       2,637        5,508
  Depreciation and amortization...................       3,660        2,279
                                                    ----------      -------
    Total expenses................................      11,702       13,956
                                                    ----------      -------
INCOME (LOSS) BEFORE EQUITY IN INCOME OF
 SUBSIDIARY AND MINORITY INTEREST.................       7,405       (4,108)
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY.....          52
MINORITY INTEREST.................................        (977)
                                                    ----------      -------
NET INCOME (LOSS).................................  $    6,480      $(4,108)
                                                    ==========      =======
Net income per common share.......................  $      .34
                                                    ==========
Weighted average shares outstanding...............  18,931,522
                                                    ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................. $  15,942  $ 14,792
  Adjustment to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation and amortization.........................     9,191     6,838
    Provision for bad debts...............................       172       920
    Extraordinary gain....................................    (3,204)  (20,095)
    Minority interest in earnings.........................     2,231
    Equity in income of unconsolidated subsidiary.........       187
    Changes in assets and liabilities:
      Tenant receivables..................................      (894)     (310)
      Deferred charges and other assets...................    (9,157)      929
      Accounts payable and accrued expenses...............     2,180     1,149
      Accrued cost of option buy-out and tenant
       improvements.......................................    (1,390)    3,650
      Rents received in advance and tenant security
       deposits...........................................     1,087       272
                                                           ---------  --------
        Net cash provided by operating activities.........    16,345     8,145
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties......................  (349,212)   (2,140)
  Escrow deposits.........................................    (1,179)
  Net investment in and advances to unconsolidated
   subsidiary.............................................      (454)
                                                           ---------  --------
        Net cash used in investing activities.............  (350,845)   (2,140)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock.....................   543,764
  Proceeds received from debt.............................    98,000    21,057
  Principal payments on debt..............................  (219,406)  (18,256)
  Cash paid for loan costs................................    (3,989)   (2,617)
  Restricted cash.........................................    (4,634)
  Dividends paid..........................................   (11,125)
  Deemed and actual contributions from (distributions to)
   partners, net..........................................     6,780    (6,189)
                                                           ---------  --------
        Net cash provided by (used in) financing
         activities.......................................   409,390    (6,005)
                                                           ---------  --------
Net increase in cash and cash equivalents.................    74,890
Cash and cash equivalents, beginning of period ...........
                                                           ---------  --------
Cash and cash equivalents, end of period ................. $  74,890  $      0
                                                           =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.................................. $  10,980  $ 14,289
                                                           =========  ========
NON-CASH TRANSACTIONS:
  Accrual of dividend payable............................. $  10,576
                                                           =========
  Issuance of units of Kilroy Realty, L.P. to acquire
   properties............................................. $   3,979
                                                           =========
  Issuance of note payable to acquire properties.......... $   6,650
                                                           =========

   See accompanying notes to consolidated and combined financial statements.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

1. ORGANIZATION, FORMATION TRANSACTIONS AND OTHER CAPITAL TRANSACTIONS

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

  On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of its $.01 par value per share, common stock. The offering price was $23.00 per share resulting in gross proceeds of $287,500,000. On February 7, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued 1,875,000 additional shares of common stock and received gross proceeds of $43,125,000. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $302,800,000. The initial public offering, including the exercise of the over-allotment option in connection therewith, is hereinafter referred to as the "IPO".

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

  . The Company became the sole general partner of Kilroy Realty, L.P. (the
    "Operating Partnership"). Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the Offering in exchange for an approximate 84.5% interest in the Operating Partnership. The Company also contributed cash to purchase 100% of Kilroy Realty Finance, Inc. ("Finance Inc."), which was formed to serve as the general partner of Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Operating Partnership executed various option and purchase agreements whereby it issued 2,652,374 units in the Operating Partnership ("Units"), representing an approximate 15.5% partnership interest, to the continuing investors in exchange for interest in properties. The continuing investors included John B. Kilroy, Sr. and John B. Kilroy, Jr., certain family members and certain entities owned by them. The Operating Partnership contributed certain properties to the Finance Partnership in exchange for a limited partnership interest therein. All properties acquired by the Company are held by or through the Operating Partnership or the Finance Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and Finance Inc.

  . The Finance Partnership and the Operating Partnership borrowed
    $84,000,000 and $12,000,000, respectively, under two mortgage loans.

  . The Company used a portion of the IPO proceeds and the proceeds of the new mortgage borrowings of $96,000,000 to repay approximately
    $219,000,000 of indebtedness.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  . The Operating Partnership contributed certain assets valued at approximately $100,000 to Kilroy Services, Inc. for 100% of its non-voting preferred common stock, representing a 5% ownership interest and a 95% economic interest in Kilroy Services, Inc. The voting common stock is owned entirely by John B. Kilroy, Sr. and John B. Kilroy, Jr.

  In June 1997, the Operating Partnership issued 165,102 limited partnership units, with an aggregate value of approximately $3,979,000, in connection with certain property acquisitions (See Note 3).

  On August 20, 1997, the Company completed a follow-on public offering (the "August Offering") of 10,000,000 shares of, $.01 par value per share, common stock. The offering price was $25.50 per share resulting in gross proceeds of $255,000,000. The aggregate proceeds to the Company, net of underwriter's discount, advisory fee and offering costs were approximately $241,000,000. The proceeds were used to pay outstanding indebtedness and to fund acquisitions.

  As a result of the capital transactions referred to above, as of September 30, 1997, the Company owned an 89.7% general partnership interest in the Operating Partnership. Giving effect to the transaction referenced in Note 8, as of November 13, 1997, the Company owned an 87.8% general partnership interest in the Operating Partnership.

  The Company is engaged in the acquisition, development, ownership and operation of office and industrial properties located in California, Washington and Arizona. As of September 30, 1997, the Company owned 37 office properties encompassing approximately 3,100,000 rentable square feet and 54 industrial properties encompassing approximately 3,800,000 rentable square feet.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Finance Partnership at September 30, 1997 and the results of their operations for the period from February 1, 1997 to September 30, 1997. Subsequent to the IPO, the operating results of the service business currently conducted by Kilroy Services, Inc. are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The combined financial statements of KG reflect a combination of real estate properties, which were under common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr., and which were contributed to the Operating Partnership for 2,652,374 Units upon consummation of the IPO. KG is considered the predecessor entity to the Company due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes.

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein, reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the eleven months ended December 31, 1997. These financial statements should be read in conjunction with the Company's prospectus dated January 28, 1997 and the Kilroy Group's audited financial statements and the notes thereto included in the Kilroy Group's Annual Report on Form 10-K for the year ended December 31, 1996.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  The Company intends to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with the taxable year ending December 31, 1997. As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets, and requirements relating to distributions of taxable income to shareholders.

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

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

3. PROPERTY ACQUISITIONS

  For the nine months ended September 30, 1997, the Company completed a series of transactions to acquire 23 office buildings and 42 industrial buildings in California (excluding the properties acquired through the Formation Transactions, See Note 1), as follows:

                         NUMBER OF    ACREAGE/        LOCATION OF     PURCHASE PRICE
       DESCRIPTION       BUILDINGS SQUARE FOOTAGE       PROPERTY        (MILLIONS)
   --------------------  --------- --------------- ------------------ --------------
   Undeveloped land                15 acres        Foothill Ranch, CA     $  3.2
   Undeveloped land                10 acres        Brea, CA                  3.3
                                                                          ------
     Total land                                                              6.5
                                                                          ------
   Office buildings           5    115,000 sq. ft. Anaheim, CA               8.0
   Office building            1    91,000 sq. ft.  Calabasas, CA            11.6
   Office buildings           2    80,000 sq. ft.  Torrance, CA              6.6
   Office buildings           3    95,000 sq. ft.  Santa Monica, CA         31.4
   Office buildings           4    276,000 sq. ft. Camarillo, CA            24.2
   Office building            1    67,000 sq. ft.  Irvine, CA                9.8
   Office buildings           2    125,000 sq. ft. Santa Ana, CA            15.6
   Office building            1    31,000 sq. ft.  Riverside, CA             4.4
   Office building            1    22,000 sq. ft.  Riverside, CA             1.8
   Office building            1    61,000 sq. ft.  Brea, CA                  6.4
   Office building            1    27,000 sq. ft.  Irvine, CA                3.0
   Office building            1    44,000 sq. ft.  Santa Monica, CA          8.2
   Industrial building        1    109,000 sq. ft. Anaheim, CA               5.3
   Industrial building        1    158,000 sq. ft. Irvine, CA               12.1
   Industrial buildings       7    276,000 sq. ft. Brea, CA                 15.1
   Industrial building        1    154,000 sq. ft. Ontario, CA               5.4
   Industrial buildings       6    276,000 sq. ft. Garden Grove, CA         13.8
   Industrial buildings      10    159,000 sq. ft. Irvine, CA               15.0
   Industrial buildings       3    165,000 sq. ft. Diamond Bar, CA           8.6
   Industrial building        1    83,000 sq. ft.  Garden Grove, CA          4.5
   Industrial building        1    245,000 sq. ft. Irvine, CA               14.2
   Industrial building        1    64,000 sq. ft.  Garden Grove, CA          3.0
   Industrial buildings       7    482,000 sq. ft. Various                  43.2
   Industrial building        1    51,000 sq. ft.  Costa Mesa, CA            4.2
   Industrial building        1    144,000 sq. ft. Anaheim, CA               7.1
   Industrial building        1    144,000 sq. ft. Anaheim, CA               8.1
                                                                          ------
     Total buildings                                                       290.6
                                                                          ------
                                                   Total                  $297.1
                                                                          ======

  These acquisitions were funded with existing working capital and proceeds from the IPO and the August Offering. In addition, the Company issued a promissory note in the amount of $6,650,000 in conjunction with the purchase of one property in Santa Monica, California (see Note 5), and the Operating Partnership issued 165,102 limited partnership units valued at approximately $3,979,000 in conjunction with the purchase of one office building and ten industrial buildings located in Irvine, California (See Note 1).

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

4. DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets are summarized as follows for the Company at September 30, 1997 and the Kilroy Group at December 31, 1996, respectively:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                           (IN THOUSANDS)
   Deferred assets:
     Deferred financing costs.......................    $ 3,989      $ 2,968
     Deferred leasing costs.........................     14,641       11,563
                                                        -------      -------
     Total deferred assets..........................     18,630       14,531
   Accumulated amortization.........................     (6,664)      (7,728)
                                                        -------      -------
   Deferred assets, net.............................     11,966        6,803
   Prepaid expenses and other.......................      6,218          825
                                                        -------      -------
   Total deferred charges and other assets, net.....    $18,184      $ 7,628
                                                        =======      =======


5. DEBT

  At September 30, 1997, mortgage debt consists of an $83,404,000 mortgage loan (the "Permanent Loan") secured by certain of the properties, a $14,000,000 mortgage loan (the "SeaTac Loan") secured by an office complex in Seattle, Washington and a $6,650,000 promissory note (the "Promissory Note") secured by an office building in Santa Monica.

  The Permanent Loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over a 25-year period and matures in 2022, but is subject to increases in the effective interest rate beginning in 2005. The SeaTac Loan requires monthly payments of interest based on a variable rate of LIBOR plus 1.5% (7.2% at September 30, 1997). The SeaTac Loan matures in January 1998 with an option to extend for six months. The Promissory Note was repaid on October 31, 1997. As of September 30, 1997 the loans have a weighted average interest rate of 8.2%.

  Scheduled principal payments for the above mortgage loans at September 30, 1997 are as follows:

        Year Ending December 31,
          1997 (3 months).............................................. $  6,914
          1998.........................................................   15,115
          1999.........................................................    1,212
          2000.........................................................    1,317
          2001.........................................................    1,431
            Thereafter.................................................   78,065
                                                                        --------
              Total.................................................... $104,054
                                                                        ========

  As of September 30, 1997 the Company maintained a $200,000,000 secured revolving credit facility (the "Credit Facility") which was increased to $250,000,000 on October 31, 1997. The Credit Facility matures on May 30, 1999, with an option to extend for one year, and bears interest based on a variable rate that ranges from LIBOR plus 1.38% to LIBOR plus 1.5% depending on the Company's leverage ratios. The Credit Facility is used to finance property acquisitions and development and for general corporate purposes. As of September 30, 1997, there are no borrowings outstanding and the Company has $153,000,000 available under the Credit Facility. Availability under the Credit Facility is subject to, among other things, the value of the underlying collateral securing it.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  Subsequent to September 30, 1997, the Company assumed $33,600,000 in mortgage debt in connection with the purchase of certain properties. The debt is comprised of a $11,700,000 note, a $8,000,000 note and a $13,900,000 note.
The $11,700,000 note bears interest at 8.43% and matures on November 1, 2018. The $8,000,000 note bears interest at 8.21% and matures on October 1, 2013. The $13,900,000 note bears interest at 8.45% and matures on December 1, 2005. Principal and interest are payable monthly on all three notes.

  The carrying value of the fixed rate Permanent Loan and the Promissory Note at September 30, 1997 approximate fair value based on terms currently offered to the Company. The carrying values of the variable rate SeaTac Loan also approximates fair value at September 30, 1997.

  In January 1997, KG recorded an extraordinary gain of $3,204,000 consisting of approximately $1,283,000 of unamortized deferred financing fees written off and a net gain on partial forgiveness of a mortgage obligation of $4,487,000.

6. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company has a noncancelable ground lease obligation on Kilroy Airport Center Long Beach with an initial lease period expiring on July 17, 2035, classified as an operating lease. Further, the Company has noncancelable ground lease obligations on the SeaTac Office Center expiring on December 31, 2032, with an option to extend the leases for an additional 30 years. Rentals are subject to adjustments every five years based on changes in the Consumer Price Index.

  The minimum commitments under these leases as of September 30, 1997 are as follows (in thousands):

        Year Ending December 31,
          1997 (3 months)............................................... $   270
          1998..........................................................   1,099
          1999..........................................................   1,260
          2000..........................................................   1,394
          2001..........................................................   1,394
            Thereafter..................................................  46,004
                                                                         -------
              Total..................................................... $51,421
                                                                         =======

7. STOCK OPTIONS

  The Company has established a stock option and incentive plan for the purpose of attracting and retaining qualified executives and to reward them for superior performance in achieving the Company's business goals and enhancing stockholder value. As of September 30, 1997, 1,100,000 of the Company's authorized options to purchase shares have been granted to directors, officers and employees and an additional 300,000 have been reserved for issuance under such plan. Subsequent to September 30, 1997, 95,000 options were granted to executives and a newly appointed director of the Company. The term of each option is ten years from the date of grant. Each option vests 33 1/3% per year over three years beginning on the first anniversary date of the grant and is exercisable at a price per share equal to the fair market value on the date of grant.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

8. SUBSEQUENT EVENTS

  Subsequent to September 30, 1997, the Company acquired the following properties with proceeds from the August Offering, borrowings on the Credit Facility, the assumption of $33,600,000 of mortgage debt and the issuance of 588,736 Operating Partnership units valued at approximately $15,284,000. Eight of the properties were acquired from The Allen Group, a San Diego-based real estate and investment company.

   DESCRIPTION          ACREAGE/SQUARE FOOTAGE LOCATION OF PROPERTY PURCHASE PRICE (MILLIONS)
   -----------          ---------------------- -------------------- -------------------------
   Office building         141,000 sq. ft         San Diego, CA              $ 20.4
   Office building         93,000 sq. ft          San Diego, CA                11.8
   Office building         130,000 sq. ft         San Diego, CA                12.9
   Office building         90,000 sq. ft          San Diego, CA                 9.6
   Industrial building     165,000 sq. ft         Stockton, CA                 11.3
   Industrial building     103,000 sq. ft         Las Vegas, NV                 4.4
   Industrial building     107,000 sq. ft         Las Vegas, NV                 4.7
   Industrial building     78,000 sq. ft.         Temecula, CA                  4.5
                                                                             ------
     Subtotal/Properties acquired
      from The Allen Group                                                     79.6
   Office building         124,000 sq. ft.        Riverside, CA                22.5
   Industrial building     100,000 sq. ft.        Santa Ana, CA                 6.0
   Industrial building     291,000 sq. ft.        Anaheim, CA                   9.5
                                                                             ------
     Total                                                                   $117.6
                                                                             ======

  On October 10, 1997 dividends of $10,576,000 were paid to stockholders' and unitholders' of record on September 30, 1997.

9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the nine months ended September 30, 1997 and 1996 are presented as if the Formation Transactions, August Offering and Acquisitions, as described in Note 1 and Note 3, respectively, to the financial statements had occurred on January 1, 1996. Such pro forma information is based upon the historical consolidated financial statements of the Company and the Kilroy Group and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such Formation Transactions, August Offering and Acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.
                          PRO FORMA INCOME STATEMENT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                    1997            1996
                                               --------------- ---------------
Total revenues................................ $        59,084 $        58,195
                                               =============== ===============
Net income before extraordinary items......... $        20,811 $        16,849
                                               =============== ===============
Net income.................................... $        24,015 $        16,849
                                               =============== ===============
Income per share of common stock.............. $          0.98 $          0.69
                                               =============== ===============
Weighted average number of shares of common
 stock outstanding............................      24,475,000      24,475,000
                                               =============== ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of Kilroy Realty Corporation (the "Company") and the combined financial statements of the Company's predecessor, the Kilroy Group, that should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K of the Company for the year ended December 31, 1996.

OVERVIEW AND BACKGROUND

  The Company owns, operates and develops commercial and industrial real estate, primarily in Southern California. The Company was formed in January 1997 as a self-administered real estate investment trust (a "REIT") and succeeded to the Kilroy Group's real estate business. The Kilroy Group, the Company's predecessor, had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with the formation transactions following the initial public offering on January 31, 1997 (the "IPO") (see Note 1 to the Consolidated Financial Statements for a discussion of the organization and formation of the Company). As of September 30, 1997, the Company owned 37 office buildings and 54 industrial buildings that encompassed approximately 3,100,000 and 3,800,000 rentable square feet, respectively, and were 96.0% leased. The Company owns all of the properties through the Operating Partnership and the Finance Partnership.

  As a result of the formation transactions in the first quarter, acquisitions during the second and third quarters and the August Offering, the Company's total assets increased to $572,544,000, including real estate assets of $469,626,000, net of accumulated depreciation at September 30, 1997. The market capitalization of the Company based on the market value of the 24,475,000 issued and outstanding shares of the Company's common stock, 2,817,476 Operating Partnership units and the $104,054,000 of debt outstanding at September 30, 1997 was $840,951,000. The Company's total debt-to-market capitalization ratio at September 30, 1997 was 12.4%.

  Income is derived primarily from rental revenue (including tenant reimbursements). As a result of the Company's acquisitions in the current fiscal year, the financial data shows significant increases in total revenues and expenses from quarter to quarter. For the foregoing reasons, management does not believe the year to year and quarter to quarter financial data are comparable.

  The Company anticipates that the more significant part of its revenue growth in the next one to two years will come from additional acquisitions rather than from occupancy and market rent increases in its current portfolio. However, the Company notes that if the Southern California office and industrial rental market continues to improve, then rental rate increases will become a more substantial part of its revenue growth.

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

 Adjusted Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                            (IN THOUSANDS)
                                                         ---------------------
                                                             1997       1996
                                                         ------------- -------
                                                         (AS ADJUSTED)
   REVENUES:
     Rental income.....................................    $ 38,638    $26,473
     Tenant reimbursements.............................       3,716      2,583
     Interest income...................................       3,361        --
     Development services..............................          14        580
     Other income......................................         458         65
                                                           --------    -------
       Total revenues..................................      46,187     29,701
                                                           --------    -------
   EXPENSES:
     Property expenses.................................       6,578      5,042
     Real estate taxes.................................       2,031        970
     General and administrative........................       4,015      1,607
     Ground leases.....................................         734        579
     Development expense...............................          46        584
     Sale of air rights................................         --       3,150
     Interest expense..................................       7,480     16,234
     Depreciation and amortization.....................       9,191      6,838
                                                           --------    -------
       Total expenses..................................      30,075     35,004
                                                           --------    -------
   ADJUSTED INCOME (LOSS) BEFORE MINORITY INTEREST.....    $ 16,112    $(5,303)
                                                           ========    =======

  Total revenues increased $16.5 million, or 55.5%, for the nine months ended September 30, 1997 compared to the same period of 1996. Rental income increased $12.1 million, or 46.0%, to $38.6 million for the nine months ended September 30, 1997 compared to $26.5 million in the same period in 1996. Rental income from office properties increased $8.5 million during the nine months ended September 30, 1997 from the comparable period in 1996. This improvement was due to an increase in office space under lease from 1,288,000 square feet at September 30, 1996 to 2,678,000 square feet at September 30, 1997, an increase of 1,390,000 square feet. Approximately 338,000 square feet reflects four office properties acquired in connection with the IPO and 988,000 rentable square feet represents twenty-three office buildings purchased during the nine months ended September 30, 1997. The remaining increase is primarily the result of leasing activity at Kilroy Airport Center at El Segundo and Kilroy Airport Center, Long Beach. The increase in square footage under lease was offset by a decrease in average rent per rentable square foot at Kilroy Airport Center at El Segundo, from $21.69 per square foot for the nine months ended September 30, 1996 to $19.96 for the same period in 1997 as a result of the re-negotiation and extension of a lease with Hughes Space and Communications in November 1996. Rental income also decreased at the SeaTac Office Center by $0.3 million for the nine months ended September 30, 1997 compared to the same period in 1996 due to the expiration of 48,000 rentable square feet on December 31, 1996. During the nine months ended September 30, 1997, 40,000 square feet of this space was re-leased at a comparable rate per square foot. Rental income from industrial properties increased $3.6 million during the nine months ended September 30, 1997 compared to the same period in 1996. This improvement was due to an increase in industrial space under lease from 832,000 square feet at September 30, 1996 to 3,745,000 square feet at September 30, 1997, an increase of 2,913,000 square feet. The increase was due to the purchase of three industrial buildings in connection with the IPO with approximately 380,000 square feet under lease at September 30, 1997, and the purchase of forty-two industrial buildings during the nine months ended September 30, 1997 with approximately 2,471,000 square feet under lease. The remaining increase was primarily due to the lease up of 62,000 square feet at 3340 E. La Palma Avenue. Tenant reimbursements increased to $3.7 million in 1997 from $2.6 million for the same period in 1996. The $1.1 million increase was primarily due to tenant reimbursements from the office and industrial buildings purchased in connection with the IPO and during the nine months ended September 30, 1997. Interest income increased $3.4 million due to interest earned on the $116.2 million of net IPO proceeds remaining after the purchase of the properties and the repayment of debt in connection with the IPO, and the $146.0 million of net proceeds from the August Offering remaining after the repayment of borrowings on the Credit Facility. Other income for the nine months ended September 30, 1997 includes a $0.1 million gain on the sale of furniture and equipment, $0.1 million in revenues which were previously written off as uncollectible, and $0.1 million in property management fees. Development services are now performed by an unconsolidated subsidiary of the company.

  Expenses for the nine months ended September 30, 1997 decreased by $4.9 million, or 14.1%, to $30.1 million compared to $35.0 million for the nine months ended September 30, 1996. Property expenses and real estate taxes increased $1.5 million and $1.1 million, respectively, primarily due to the properties purchased in connection with the IPO and during the nine months ended September 30, 1997. General and administrative expenses increased $2.4 million, or 150%, for the nine months ended June 30, 1997 compared to the same period in 1996, due to increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust. Ground lease expense increased
$0.2 million during the nine months ended September 30, 1997 over the same period in 1996 primarily as a result of a ground lease on one of the properties purchased in connection with the IPO. Interest expense decreased $8.8 million, or 53.9%, to $7.4 million for the nine months ended September 30, 1997 from $16.2 million for the nine months ended September 30, 1996, primarily as a result of the repayment of $127.4 million in debt in connection with the IPO.

  Net income was $16.1 million for the nine months ended September 30, 1997 compared to a $5.3 million loss for the same period in 1996. The net change of $21.4 million is due primarily to an increase in rental income of $12.1 million, an increase in interest income of $3.4 million, a decrease of $3.2 in the sale of air rights and a decrease in interest expense of $8.8 million. These changes were partially offset by an increase in real estate taxes of $1.5 million, an increase in general and administrative expenses of $2.4 million and an increase in depreciation and amortization of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a $250.0 million secured revolving credit facility (the "Credit Facility"), which bears interest at a rate that ranges from LIBOR plus 1.38% to 1.50% depending on the Company's leverage ratios, and matures in May 1999, subject to a one year option to extend the term. The Credit Facility is secured by certain properties of the Company and the availability of funds is subject to, among other things, the value of those properties. Availability under the Credit Facility was $153.0 million at September 30, 1997. There were no borrowings outstanding at September 30, 1997.

  In addition, the Operating Partnership has debt outstanding as of September 30, 1997 of $104.1 million, comprised of an $83.4 million mortgage loan, a $14.0 million mortgage loan and a $6.7 million promissory note. The $83.4 million mortgage loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over 25 years and matures in 2022. In February 2005, the interest rate resets to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 5.0%. The $14.0 million mortgage loan requires monthly payments of interest computed at a variable rate based on LIBOR plus 1.50%. The $14 million mortgage matures in January 1998. The promissory was repaid on October 31, 1997.

  On August 20, 1997, the Company completed a follow-on public offering of 10,000,000 shares of, $.01 par value per share, common stock. The offering price was $25.50 per share resulting in gross proceeds of $255.0 million. The aggregate proceeds to the Company, net of underwriter's discount, advisory fee and offering costs were approximately $241.0 million. The proceeds were used to pay outstanding borrowings on the Credit Facility and to fund acquisitions.

  Through September 30, 1997, the Company purchased 65 office and industrial buildings for an aggregate acquisition cost of $291.0 million. The purchase price for such properties was funded out of net proceeds from the IPO and the August Offering, from borrowings under the Credit Facility, issuance of a promissory note and, in part for two properties, the issuance of limited partnership units in the Operating Partnership.

  In June 1997, the Company leased approximately 211,000 square feet of office space at the SeaTac Office Center. In connection with the lease, the Company agreed to make $3.25 million of tenant improvements which the Company expects to fund from working capital or borrowings under the Credit Facility. The Company will pay for the tenant improvements upon completion and anticipates that the work will be completed by December 31, 1997. The Company also expects to spend approximately $2.0 million in connection with non-recurring capital improvements at the SeaTac Office Center and $500,000 of earthquake related improvements at certain other properties. As of September 30, 1997 the Company has spent approximately $240,000 on capital improvements at the SeaTac Office Center and $103,000 on earthquake related improvements.

  Subsequent to September 30, 1997, the Company purchased eleven office and industrial buildings for an aggregate acquisition cost of $117.7 million. The acquisitions were funded from proceeds from the August Offering and the Credit Facility. In addition, the Operating Partnership issued 588,736 limited partnership units valued at approximately $15.3 million and the Company assumed $33.6 million of mortgage debt in connection with the purchases. The debt is comprised of a $11.7 million note, a $8.0 million note and a $13.9 million note. The $11.7 million note bears interest at 8.43% and matures on November 1, 2018. The $8.0 million note bears interest at 8.21% and matures on October 1, 2013. The $13.9 million note bears interest at 8.45% and matures on December 1, 2005. Principal and interest are payable monthly on all three notes.

  The Company owns approximately 60 acres of developable property and plans to develop an aggregate of over 2.0 million rentable square feet of office or industrial space, subject to required entitlements and other governmental approvals. Of this amount, the Company has commenced development of approximately 1.0 million rentable square feet of industrial space in 1997 at a total budgeted cost of $65.0 million. The Company has also agreed to purchase a 50% managing interest in 50 acres of land in San Diego County owned by The Allen Group upon completion of necessary entitlements and infrastructure. The Company will finance all development with borrowings under the Credit Facility and working capital.

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

  The Company believes that it will have sufficient capital resources to satisfy its obligations for the next twelve months. The Company expects to meet certain of its long-term liquidity requirements, including the repayment of long-term debt of $83.4 million (less scheduled principal repayments) in 2005, the repayment of debt of $14.0 million in January 1998 and possible property acquisitions and development, through long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of units of the Operating Partnership.

HISTORICAL CASH FLOWS

  Historically, the Kilroy Group's principal sources of funding for operations and capital expenditures were cash flow from operating activities and secured debt financing.

  The Company's net cash from operating activities increased $8.2 million, from $8.1 million in 1996 to $16.3 million in 1997. There was an increase in income before extraordinary gain of $18.0 million, from a $5.3 million loss in 1996 to income of $12.7 million in 1997. The additional operating cash flow in 1997 was used to pay for deferred charges and other assets of $9.2 million and accrued option buy out and tenant improvements of $1.4 million.

  Net cash used in investing activities increased $348.7 million to $350.8 million for the nine months ended September 30, 1997 from $2.1 million for 1996. The increase was due to the purchase of 25 acres of land, 23 office buildings and 42 industrial buildings for an aggregate purchase price of $286.4 million (net of $4.0 million paid in units of the Operating Partnership and $6.7 million of debt issued), seven buildings purchased for $58.0 million in connection with the IPO and additional tenant improvements and capital expenditures of $ 4.8 million.

  Cash flows provided by financing activities totaled $409.4 million for the nine months ended September 30, 1997 compared to net cash used in financing activities of $6.0 million in the 1996 period. The increase is primarily due to net proceeds from the IPO of $302.8 million, a net repayment of debt of $121.4 million and net proceeds from the August Offering of $241.0 million in the 1997 period, compared to net proceeds from debt of $2.8 million in the 1996 period. In addition, there were dividends of $11.1 million and loan costs and restricted cash of $4.0 million and $4.6 million, respectively, in the 1997 period compared to loan costs of $2.6 million in the 1996 period. In 1997 there was a contribution from partners of $6.8 million, compared to a net distribution of $6.2 million in 1996.

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

  The following table presents the Company's Funds from Operations for the period from February 1, 1997 to September 30, 1997 and the three months ended September 30, 1997:

                                                    FEBRUARY 1,  THREE MONTHS
                                                      1997 TO        ENDED
                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                       1997          1997
                                                   ------------- -------------
     Net income...................................    $13,240       $ 6,480
       Add
         Minority interest........................      2,231           977
         Depreciation and amortization............      8,404         3,660
         Depreciation and amortization on
          unconsolidated subsidiary...............          8             3
         Other....................................        307           115
                                                      -------       -------
     Funds from Operations........................    $24,190       $11,235
                                                      =======       =======

  The following table presents the Company's Funds Available for Distribution for the period from February 1, 1997 to September 30, 1997 and the three months ended September 30, 1997:

                                                    FEBRUARY 1,  THREE MONTHS
                                                      1997 TO        ENDED
                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                       1997          1997
                                                   ------------- -------------
     Funds from Operations........................    $24,190       $11,235
       Adjustments
         Amortization of deferred financing
          costs...................................        625           404
         Tenant improvements, leasing commissions
          and recurring capital expenditures......       (806)         (274)
       Net effect of straight-line rents..........       (289)         (214)
                                                      -------       -------
     Funds Available for Distribution.............    $23,720       $11,151
                                                      =======       =======

INFLATION

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended September 30, 1997, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES--NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION--NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits


 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
  3.1    Articles of Amendment and Restatement of the Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  3.3    Form of Certificate for Common Stock of the Registrant.(1)
 10.1    Amended and Restated Agreement of Limited Partnership of Kilroy
         Realty, L.P.(1)
 10.2    Form of Registration Rights Agreement among the Registrant and the persons named therein.(1)
 10.3    Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy
         Realty, L.P. and the parties named therein.(1)
 10.4    Supplemental Representations, Warranties and Indemnity Agreement by
         and among Kilroy Realty, L.P. and the parties named therein.(1)
 10.5    Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy,
         Sr., John B. Kilroy, Jr. and Kilroy Industries.(1)
 10.6    1997 Stock Option and Incentive Plan of the Registrant and Kilroy
         Realty, L.P.(1)
 10.7    Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P.
         with certain officers and directors.(1)
 10.8    Lease Agreement, dated January 24, 1989, by and between Kilroy Long
         Beach Associates and the City of Long Beach for Kilroy Long Beach
         Phase I.(1)
 10.9    First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase I.(1)
 10.10   Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach
         Associates and the City of Long Beach for Kilroy Long Beach Phase
         III.(1)
 10.11   Lease Agreement, dated April 21, 1988, by and between Kilroy Long
         Beach Associates and the Board of Water Commissioners of the City of
         Long Beach, acting for and on behalf of the City of Long Beach, for
         Long Beach Phase IV.(1)
 10.12   Lease Agreement, dated December 30, 1988, by and between Kilroy Long
         Beach Associates and the City of Long Beach for Kilroy Long Beach
         Phase II.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.13   First Amendment to Lease, dated January 24, 1989, by and between
         Kilroy Long Beach Associates and the City of Long Beach for Kilroy
         Long Beach Phase III.(1)
 10.14   Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.15   First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase II.(1)
 10.16   Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.17   Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach.(1)
 10.18   Amendment No. 1 to Development Agreement by and between Kilroy Long
         Beach Associates and the City of Long Beach.(1)
 10.19   Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy
         Industries, dated May 15, 1969, for SeaTac Office Center.(1)
 10.20   Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27,
         1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.21   Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17,
         1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.22   Airspace Lease, dated July 10, 1980, by and among the Washington State
         Department of Transportation, as lessor, and Sea Tac Properties, Ltd.
         and Kilroy Industries, as lessee.(1)
 10.23   Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for
         Sea/Tac Office Center.(1)
 10.24   Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.25   Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.26   Property Management Agreement between Kilroy Realty Finance
         Partnership, L.P. and Kilroy Realty, L.P.(1)
 10.27   Form of Environmental Indemnity Agreement.(1)
 10.28   Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport
         Imperial Co.(1)
 10.29   Option Agreement by and between Kilroy Realty, L.P. and Kilroy
         Calabasas Associates.(1)
 10.30   Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)
 10.31   Employment Agreement between the Registrant and Richard E. Moran
         Jr.(1)
 10.32   Employment Agreement between the Registrant and Jeffrey C. Hawken.(1)
 10.33   Employment Agreement between the Registrant and C. Hugh Greenup.(1)
 10.34   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Sr.(1)
 10.35   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Jr.(1)
 10.36   License Agreement by and among the Registrant and the other persons named therein.(1)
 10.37   Form of Indenture of Mortgage, Deed of Trust, Security Agreement,
         Financing Statement, Fixture Filing and Assignment of Leases, Rents
         and Security Deposits.(1)
 10.38   Form of Mortgage Note.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
  10.39  Form of Indemnity Agreement.(1)
  10.40  Form of Assignment of Leases, Rents and Security Deposits.(1)
  10.41  Form of Credit Agreement.(1)
  10.42  Form of Variable Interest Rate Indenture of Mortgage, Deed of Trust,
         Security Agreement, Financing Statement, Fixture Filing and Assignment
         of Leases and Rents.(1)
  10.43  Form of Environmental Indemnity Agreement.(1)
  10.44  Form of Assignment, Rents and Security Deposits.(1)
  10.45  Revolving Credit Agreement, dated as of May 21, 1997, among Kilroy
         Realty, L.P., Morgan Guaranty Trust Company of New York and the Banks
         listed herein.(5)
  10.46  Form of Mortgage, Deed of Trust, Security Agreement, Financing
         Statement, Fixture Filing and Assignment of Leases and Rents.(1)
  10.47  Assignment of Leases, Rents and Security Deposits.(1)
  10.48  Purchase and Sale Agreement and Joint Escrow Instructions, dated April
         30, 1997, by and between Mission Land Company, Mission-Vacaville, L.P.
         and Kilroy Realty, L.P.(2)
  10.49  Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         April 30, 1997, by and between Camarillo Partners and Kilroy Realty,
         L.P.(2)
  10.50  Purchase and Sale Agreement and Escrow Instructions, dated May 5,
         1997, by and between Kilroy Realty, L.P. and Pullman Carnegie
         Associates.(4)
  10.51  Amendment to Purchase and Sale Agreement and Escrow Instructions,
         dated June 27, 1997, by and between Pullman Carnegie Associates and
         Kilroy Realty, L.P.(4)
  10.52  Purchase and Sale Agreement, Contribution Agreement and Joint Escrow
         Instructions, dated May 12, 1997, by and between Shidler West
         Acquisition Company, LLC and Kilroy Realty, L.P.(3)
  10.53  First Amendment to Purchase and Sale Agreement, Contribution Agreement
         and Joint Escrow Instructions, dated June 6, 1997, between Kilroy
         Realty, L.P. and Shidler West Acquisition Company, L.L.C.(3)
  10.54  Second Amendment to Purchase and Sale Agreement, Contribution
         Agreement and Joint Escrow Instructions, dated June 12, 1997, by and between Shidler West Acquisition Company, LLC and Kilroy Realty,
         L.P.(3)
  10.55  Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         June 12, 1997, by and between Mazda Motor of America, Inc. and Kilroy
         Realty, L.P.(4)
  10.56  Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated June 30, 1997, by and between Mazda Motor of
         America, Inc. and Kilroy Realty, L.P.(4)
  10.57  Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica,
         California, dated June 16, 1997, by and between Santa Monica Number
         Seven Associates L.P. and Kilroy Realty L.P.(4)
  10.58  First Amendment to Credit Agreement dated July 1, 1997.(5)
  10.59  Second Amendment to Credit Agreement and First Amendment to Variable
         Interest Rate Indenture of Mortgage, Deed of Trust, Security
         Agreement, Financing Statement, Fixture Filing and Assignment of
         Leases and Rent dated August 13, 1997.(5)
 *10.60  Purchase and Sale Agreement and Joint Escrow Instructions, dated July
         10, 1997, by and between Kilroy Realty, L.P. and Mission Square
         Partners.
 *10.61  First Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated August 22, 1997.

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------- ---------------------------------------------------------------------
 *10.62  Second Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 5, 1997.
 *10.63  Third Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 19, 1997.
 *10.64  Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 22, 1997.
 *10.65  Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 23, 1997.
 *10.66  Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 25, 1997
 *10.67  Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 29, 1997.
 *10.68  Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated October 2, 1997.
 *10.69  Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated October 24, 1997.
 *27.1   Financial Data Schedule.

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

  The Company filed a Current Report on Form 8-K dated November 13, 1997 in connection with the acquisition of four office buildings.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1997.

                                          Kilroy Realty Corporation

                                                /s/ John B. Kilroy, Jr.
                                          By: _________________________________
                                                   JOHN B. KILROY, JR.
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER


                                               /s/ Richard E. Moran, Jr.
                                          By: _________________________________

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