Form 10-K
period 1997-12-31
KILROY REALTY CORP
filed 1998-03-20
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 563-5500

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $686,527,016 based on the closing price on the New York Stock Exchange for such shares on March 18, 1998.

  As of March 18, 1998, 26,199,888 shares of common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

 Item  1.  Business......................................................    1
 Item  2.  Properties....................................................    7
 Item  3.  Legal Proceedings.............................................   16
 Item  4.  Submission of Matters to a Vote of Security Holders...........   16

                                    PART II

 Item  5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................   17
 Item  6.  Selected Financial Data.......................................   18
 Item  7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   20
 Item  7A. Quantitative and Qualitative Disclosures About Market Risks...   29
 Item  8.  Financial Statements and Supplementary Data...................   29
 Item  9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   29

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant............   29
 Item 11.  Executive Compensation........................................   29
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management....................................................   29
 Item 13.  Certain Relationships and Related Transactions................   29

                                    PART IV

           Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14.  8-K...........................................................   30

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Kilroy Realty Corporation (the "Company") was incorporated in September 1996 and commenced operations upon the completion of its initial public offering on January 31, 1997. The Company was formed to continue and expand the real estate business of Kilroy Industries, a California corporation ("KI"), and certain of its affiliated corporations, partnerships and trusts (collectively, the "Kilroy Group"). Since 1947, the Kilroy Group has been engaged in the business of owning, acquiring, developing, managing and leasing principally Class A suburban office and industrial buildings in select locations in key suburban submarkets, primarily in Southern California. As of December 31, 1997, the Company's portfolio of properties (including properties owned by Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the "Finance Partnership") included 55 suburban office buildings (the "Office Properties") encompassing an aggregate of approximately 4.2 million rentable square feet and 67 industrial buildings (the "Industrial Properties" and, together with the Office Properties, the "Properties") encompassing an aggregate of approximately 5.0 million rentable square feet. All but 11 of the properties are located in Southern California. In addition, as of December 31, 1997, the Company had under development one office building and two industrial buildings which when completed are expected to encompass approximately 140,000 and 680,000 rentable square feet, respectively. The Company operates as a self-administered and self-managed real estate company and expects that it has qualified and it will continue to qualify as a real estate investment trust ("REIT") for federal and state income tax purposes beginning with the year ended December 31, 1997.

  The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 1997, it owned an approximate 87.8% general partner interest and the remaining 12.2% limited partnership interest in the Operating Partnership was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership which owns 105 of the 122 Properties. The remaining 17 Properties are owned by the Finance Partnership, a limited partnership in which the Company (through a wholly-owned subsidiary) owns a 1% sole general partnership interest and the Operating Partnership owns a 99% limited partnership interest.

  The Company's strategy has been to own, develop, acquire, lease and manage Class A suburban office and industrial properties in select locations in key suburban submarkets, primarily in Southern California, which the Company believes have strategic advantages compared to neighboring submarkets. The Properties that are located in Los Angeles County, Orange County and San Diego County are situated in locations which the Company believes are among the best within key submarkets, offering tenants: (i) lower business taxes and operating expenses than adjoining submarkets; (ii) access to highly skilled labor markets; (iii) access to major transportation facilities such as freeways and airports; and (iv) proximity to the Los Angeles-Long Beach port complex, which presently ranks as the largest commercial port in the United States.

  The Company's major tenants include, among others, Hughes Electronics Corporation's Space & Communications Company ("Hughes Space & Communications"), a tenant since 1984, which is engaged in high-technology commercial activities including satellite development and related applications such as DirecTV. Other major tenants are The Boeing Company, Sony Music Entertainment, Inc., M/R Systems Corporation, State of California (Caltrans), Northwest Airlines, Inc., DeVry, Inc., Raytheon Company, ARCS Mortgage Company, Best, Best & Krieger, Intuit, Inc., Mattel, Inc., Mazda Motor of America, Inc., Kraft Foods, Inc. and Packard Hughes Interconnect.

BACKGROUND AND FORMATION OF THE COMPANY

  The Company was formed to continue and expand the real estate business of the Kilroy Group. On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of $.01 par value common stock (the "Common Stock"). The offering price was $23.00 per share resulting in gross proceeds of

$287,500,000. On February 7, 1997, in connection with the offering, the underwriters exercised an over-allotment option and pursuant to the terms of such option, the Company issued an additional 1,875,000 shares of Common Stock and received gross proceeds of $43,125,000. The issuance and sale of the initial 12,500,000 shares of Common Stock and the additional 1,875,000 shares of Common Stock are collectively referred to as the "IPO." The aggregate proceeds to the Company from the IPO, net of underwriters' discount, advisory fees and offering costs, were approximately $302,700,000.

BUSINESS AND GROWTH STRATEGIES

  As of December 31, 1997, the Company (through its ownership interests in the Operating Partnership and the Finance Partnership) owned 55 office buildings encompassing an aggregate of approximately 4.2 million rentable square feet and 67 industrial buildings encompassing an aggregate of approximately 5.0 million rentable square feet. All but 11 of the Properties are located in Southern California. As of December 31, 1997, the Office Properties were approximately 94.3% leased to 315 tenants and the Industrial Properties were approximately 91.9% leased to 233 tenants.

  The Company's ten largest office tenants represented approximately 31.8% of total annual base rent at December 31, 1997 (giving pro forma effect to the lease with The Boeing Company executed in June 1997 for 211,000 rentable square feet), and its ten largest industrial tenants represented approximately 12.0% of total annual base rent at December 31, 1997. Of this amount, its largest tenant, Hughes Space & Communications, currently leases approximately 405,000 rentable square feet of office space, representing approximately 9.6% of the Company's total annual base rental revenues at December 31, 1997. The base periods of the Hughes Space & Communications leases expire beginning in January 1999.

  The Company believes that a number of factors will enable it to achieve its business objectives, including: (i) the opportunity to lease available space at attractive rental rates because of increasing demand and, with respect to the office properties, the present lack of new construction in the Southern California submarkets in which most of the Properties are located; (ii) the Company's ability to acquire properties with partnership units of the Operating Partnership ("Units") (thereby deferring the seller's taxable gain), which creates enhanced acquisition opportunities; (iii) the quality and location of the Properties; and (iv) the Company's access to acquisitions and development opportunities as a result of its significant relationship with large Southern California corporate tenants, municipalities and landowners and the Company's 50-year presence in the Southern California market. Management believes that the Company is well positioned to capitalize on existing opportunities because of its extensive experience in certain of its submarkets, its seasoned management team and its proven ability to acquire, develop, lease and efficiently manage office and industrial properties. In addition, the Company believes that public ownership and its conservative capital structure will provide new opportunities for growth.

  Operating Strategies. The Company focuses on enhancing growth in cash available for distribution from its Properties by: (i) maximizing cash flow from the Properties through active leasing, contractual base rent increases to market levels as leases expire and effective property management;
(ii) managing operating expenses through the use of in-house management, leasing, marketing, financing, accounting, construction management and data processing functions; (iii) maintaining and developing long-term relationships with a diverse tenant group; (iv) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals; and (v) continuing to emphasize capital improvements to enhance the Properties' competitive advantages in their respective markets.

  Acquisition Strategies. The Company seeks to grow by acquiring additional quality office and industrial properties, including properties that: (i) may provide attractive initial yields with significant potential for growth in cash flow from property operations; (ii) are strategically located, of high quality and competitive in their respective submarkets; (iii) are located in the Company's existing submarkets and/or in other strategic submarkets where the demand for office and industrial space exceeds available supply; or (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues. The Company believes that the Southern California market is an established and mature real estate market in which property owners generally have a low tax basis (and, accordingly, the potential for large taxable gains) in their properties. Management believes that the Company's extensive experience, capital structure and ability to acquire properties for Units, and thereby defer a seller's taxable gain, if any, will enhance the ability of the Company to consummate transactions quickly and to structure more competitive acquisitions than other real estate companies in the market that lack its access to capital or the ability to issue Units.

  Development Strategies. The Company and its predecessors have developed office and industrial properties, including high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. The Company currently owns an aggregate of approximately
77.5 acres of developable land, comprised of ten acres of developable land in Brea, 15 acres in Foothill Ranch in Orange County, 32 acres in Anaheim, three and one-half acres in Irvine, 12 acres in San Diego and five acres in Camarillo. The Company is the master ground lessee of, and has sole development rights to, the 24 acres of developable land entitled for office, research and development, light industrial and other commercial projects at Kilroy Airport Center Long Beach. All of the developable land is located in Southern California. Management believes that the aggregate 77.5 acres of developable land provide the Company with significant growth opportunities. The Company began construction on approximately 820,000 rentable square feet of office and industrial space in 1997 at a total budgeted cost of approximately $56.4 million.

  In January 1998, the Company exercised its option to purchase Calabasas Park Centre, an 18-acre site in Calabasas, California, which is currently entitled for over 312,000 rentable square feet of office space, for a purchase price of $2.4 million (representing the accumulated costs of the sellers incurred to date), plus the assumption of annual assessments in connection with approximately $6.8 million of Mello-Roos financing obligations allocable to the Property maturing in 2017, and cross-indemnity arrangements with developers of other property within the applicable Mello-Roos district. The Company expects to complete this acquisition by March 31, 1998 and to finance the acquisition with borrowings under the Credit Facility or the issuance of Common Units. The Company is purchasing Calabasas Park Centre from a partnership owned and controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr. Such acquisition was unanimously approved by the Independent Committee of the Board of Directors.

  The Company may engage in the development of other office and/or industrial properties primarily in Southern California submarkets when market conditions support a favorable risk-adjusted return on such development. The Company's activities with third-party owners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop any of the properties.

  Financing Policies. The Company's financing policies and objectives are determined by the Company's Board of Directors. The Company presently intends to limit the ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, including interests exchangeable therefor, plus total debt) to approximately 50%. However, such objectives may be altered without the consent of the Company's stockholders, and the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. At December 31, 1997, total debt constituted approximately 25.4% of the total market capitalization of the Company. The Company intends to utilize one or more sources of capital for future acquisitions, including development and capital improvements, which may include undistributed cash flow, borrowings under the credit facility, the issuance of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance, however, that the Company will be able to obtain capital for any such acquisitions, developments or improvements on terms favorable to the Company.

GOVERNMENT REGULATIONS

  Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

  Costs of Compliance with Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation, are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is "readily achievable." Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The impact of application of the ADA to the Company's properties, including the extent and timing of required renovations, is uncertain. If required changes involve a greater amount of expenditures than the Company currently anticipates, the Company's ability to make expected distributions to stockholders could be adversely affected.

  Environmental Matters. Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, an owner or operator of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of or exposure to such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

  Certain of the Company's tenants routinely handle hazardous substances and wastes as part of their operations on the Company's properties. Such tenants are subject to environmental laws and regulations governing the use, storage, handling and disposal of such materials and such laws and regulations also could subject the Company to liability resulting from such activities. The Company's leases generally provide that the tenant must comply with such laws and regulations and indemnify the Company for any related liabilities. As a result, the Company does not believe that such matters will have a material adverse effect on its operations. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its Properties.

  All of the Properties have been subject to Phase I or similar environmental assessments by independent environmental consultants. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Such reports have revealed that some of the Company's properties contain asbestos-containing materials, and that historical operations at or in the vicinity of certain of the Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination on such properties. The Company's investigations have revealed the presence of groundwater contamination at one of its properties. Prior to the Company's ownership of this property, soil remediation was conducted for which agency closures were issued. The Company does not believe that further soil remediation will be required. The Company has obtained environmental insurance for soil and groundwater contamination at the site which it believes will be sufficient to cover any potential liability relating to such conditions. There can be no assurance, however, that such insurance will be adequate to cover any potential liability or that any such liability will not have a material adverse effect on the Company's financial condition or results of operations taken as a whole.

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

  The Company has entered into an agreement to purchase a 32-acre portion of a 100-acre property located in Burbank, California. The property, including the portion being considered by the Company, is part of the San Fernando Valley Superfund Site. Pursuant to agreements with the United States Environmental Protection Agency and the California Environmental Protection Agency, the current owner of the property has agreed to remediate certain groundwater and soil contamination associated with the property. The Company has identified residual soil contamination on the property and has conditioned its purchase of the property on obtaining satisfactory environmental indemnification from the current owner, as well as a commitment from the current owner to remediate the residual soil contamination to a level acceptable to the Company.

EMPLOYEES

  As of February 27, 1998, the Company (primarily through the Operating Partnership and Kilroy Services, Inc. (the "Services Company")), employed 100 persons. The Company, the Operating Partnership and the Services Company employ substantially all of the professional employees of the Kilroy Group that were engaged in asset management and administration. As of February 27, 1998, the Operating Partnership employed 29 on-site building employees who provided services for the Properties. The Company, the Operating Partnership and the Services Company believe that relations with their employees are good.

BUSINESS RISKS

  This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Exchange Act of 1934, as amended (the "1934 Act")) pertaining to, among other things, the Company's future results of operations, cash available for distribution, property acquisitions, lease renewals, increases in base rent, fee development activities, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business:

  . limitations on the Company's ability to withdraw as general partner of the Operating Partnership, to transfer or assign its interest in the Operating Partnership without the consent of at least 60% of the common limited partnership units (the "Common Units") and without meeting certain criteria with respect to the consideration to be received by the limited partners of the Operating Partnership who were members of the Kilroy Group (the "Continuing Investors"), or to dissolve the Operating Partnership or sell the Office Property located at 2260 E. Imperial Highway, El Segundo, California, at Kilroy Airport Center at El Segundo without the consent of more than 50% of the Common Units held by limited partners (excluding Common Units held by the Company), which may in each case result in the Company taking action that is not in the best interest of all stockholders;

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

  . geographic concentration of 111 of the 122 Properties in Southern California, creating a dependence on demand for office, industrial and retail space in such markets and increasing the risk that the Company will be materially adversely affected by general economic conditions in a single market;

  . the Company's results of operations are dependent on certain key tenants, particularly Hughes Space & Communications, which accounted for approximately 14.7% of the Company's total base rental revenues for the eleven months ended December 31, 1997, thereby increasing the potential negative impact to the Company of downturns in the business of, or its relationship with, such tenants. The base periods of the Hughes Space & Communications' leases expire beginning in January 1999;

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

  . potential antitakeover effects of provisions generally limiting the actual or constructive ownership by any one person or entity of Common Stock to 7.0% of the outstanding shares, a classified board of directors and other charters and statutory provisions and provisions in the Operating Partnership's partnership agreement that may have the effect of inhibiting a change of control of the Company or making it more difficult to effect a change in management or limiting the opportunity for stockholders to receive a premium over the market price for the Common Stock;

  .  dependence on key personnel;

  . the Company's cash available for distribution may be less than the Company expects and may decrease in future periods from expected levels, materially adversely affecting the Company's ability to make the expected annual distributions;

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

  . potential adverse effects on the value of the shares of Common Stock of fluctuations in interest rates or equity markets, which may negatively impact the price at which shares of Common Stock may be resold and may limit the Company's ability to raise additional equity to finance future development; and

  . the possible issuance of additional shares of Common Stock, including 3,406,212 shares of Common Stock issuable upon exchange of Common Units outstanding at December 31, 1997, which may adversely affect the market price of the shares of Common Stock or result in dilution on a per share basis of cash available for distribution.

ITEM 2. PROPERTIES

GENERAL

  The Company (through the Operating Partnership and the Finance Partnership) owned, as of December 31, 1997, 55 office properties encompassing an aggregate of approximately 4.2 million rentable square feet and 67 industrial properties encompassing an aggregate of approximately 5.0 million rentable square feet. All but 11 of the Properties are located in Southern California suburban submarkets (including a complex of three Office Properties located adjacent to the Los Angeles International Airport and a complex of five Office Properties located adjacent to the Long Beach Municipal Airport). The Company also owns three office buildings located adjacent to the Seattle-Tacoma International Airport in the State of Washington, five industrial buildings located in Northern California, two industrial buildings located in Las Vegas, Nevada and one industrial building located in Phoenix, Arizona. As of December 31, 1997, the Office Properties were approximately 94.3% leased to 315 tenants and the Industrial Properties were approximately 91.9% leased to 233 tenants. The Company believes that all of its Properties are well-maintained and, based on recent engineering reports, do not require significant capital improvements. As of December 31, 1997, the Company in-house manages 33 of its 55 office properties and 48 of its 67 industrial properties. The Company anticipates that all of these properties will be in-house managed by December 31, 1998.

  In addition, at December 31, 1997, the Company had one office and two industrial properties under development which, when completed are expected to encompass 140,000 rentable square feet and an aggregate of 680,000 rentable square feet, respectively.

  In general, the Office Properties are leased to tenants on a full service gross basis and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. Under a triple net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

THE OFFICE AND INDUSTRIAL PROPERTIES

  The following table sets forth certain information relating to each of the Properties owned as of December 31, 1997, unless indicated otherwise. This table gives pro forma effect to the lease with The Boeing Company, entered into in June 1997, as if such lease had commenced January 1, 1997. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties other than Walnut Park Business Center in which the Company owns an 87.7% interest as a tenant in common and the five Office Properties located at Kilroy Airport Center
Long Beach and the three Office Properties located at the SeaTac Office Center, each of which are held subject to ground leases expiring in 2035 and 2064 (assuming the exercise of the Company's options to extend such leases), respectively.

                                         YEAR        NET     PERCENTAGE    ANNUAL
                              NO. OF    BUILT/    RENTABLE    LEASED AT   BASE RENT  AVERAGE BASE RENT
     PROPERTY LOCATION       BUILDINGS RENOVATED SQUARE FEET 12/31/97(1) ($000'S)(2) PER SQ. FT. ($)(3)
     -----------------       --------- --------- ----------- ----------- ----------- ------------------
OFFICE PROPERTIES:
Los Angeles County
Kilroy Airport Center at El
 Segundo
 2250 E. Imperial
  Highway(4)...............       1         1983    291,187      96.6%      5,019          17.84
 2260 E. Imperial
  Highway(5)...............       1         1983    291,187     100.0%      7,448          25.58
 2240 E. Imperial Highway
 El Segundo,
  California(6)............       1         1983    118,933     100.0%      1,293          10.87
Kilroy Airport Center Long
 Beach
 3900 Kilroy Airport Way...       1         1987    126,840      94.9%      2,572          21.37
 3880 Kilroy Airport Way...       1         1987     98,243     100.0%      1,286          13.09
 3760 Kilroy Airport Way...       1         1989    165,278      92.7%      3,360          21.94
 3780 Kilroy Airport Way...       1         1989    219,745      99.2%      4,881          22.39
 3760 Kilroy Airport Way
 Long Beach, California....       1         1989     10,457     100.0%         81           7.75
185 S. Douglas Street
 El Segundo,
  California(7)............       1         1978     60,000     100.0%      1,313          21.88
525 N. Brand Blvd.
 Glendale, California......       1         1990     43,649      96.8%      1,255          29.70
12312 W. Olympic Blvd.
 Los Angeles,
  California(8)............       1    1950/1998     72,700     100.0%
2100 Colorado Avenue
 Santa Monica,
  California(7)(26)........       3         1992     94,844     100.0%      2,816          29.69
1633 26th Street
 Santa Monica,
  California(7)............       1    1972/1997     43,800     100.0%        799          18.24
3130 Wilshire Blvd.
 Santa Monica,
  California(26)...........       1    1969/1998     83,800      72.8%        600           9.83
23600-23610 Telo Avenue
 Torrance, California(9)...       2         1984     79,967      51.9%        444          10.71
                                ---               ---------                ------
Subtotal/Weighted Average--
 Los Angeles County........      18               1,800,630      94.8%     33,167          19.43
                                ---               ---------                ------
Orange County
Pacific Park Plaza
 Aliso Viejo,
  California(10)(26).......       5         1992    131,668     100.0%      1,703          12.93
La Palma Business Center
 4175 E. La Palma Avenue
 Anaheim, California.......       1         1985     42,790      89.4%        692          18.09
701-741 E. Ball Road
 Anaheim, California(26)...       5         1986    114,498      85.6%        987          10.08
8101 Kaiser Blvd.
 Anaheim, California.......       1         1988     60,177     100.0%      1,120          18.61
Anaheim Corporate Center
 Anaheim,
  California(11)(26).......       4         1985    157,876      88.6%      1,071           7.66

                                      YEAR        NET     PERCENTAGE    ANNUAL
                           NO. OF    BUILT/    RENTABLE    LEASED AT   BASE RENT  AVERAGE BASE RENT
   PROPERTY LOCATION      BUILDINGS RENOVATED SQUARE FEET 12/31/97(1) ($000'S)(2) PER SQ. FT. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
601 Valencia Avenue
 Brea, California(7)....       1         1982     60,755     100.0%        757          12.46
111 Pacifica
 Irvine,
  California(26)........       1         1991     67,359     100.0%      1,128          16.75
9451 Toledo Way
 Irvine, California(7)..       1         1984     27,200     100.0%        280          10.29
2501 Pullman
 Santa Ana,
  California(12)(26)....       2    1969/1988    124,921     100.0%      2,398          19.20
                             ---               ---------                ------
Subtotal/Weighted
 Average--
 Orange County..........      21                 787,244      95.0%     10,136          13.55
                             ---               ---------                ------
San Diego County
6220 Greenwich Drive
 San Diego,
  California(7).........       1         1996    141,214     100.0%      1,914          13.55
6055 Lusk Avenue
 San Diego,
  California(7).........       1         1997     93,000     100.0%      1,152          12.39
6260 Sequence Drive
 San Diego,
  California(7).........       1         1997    130,000     100.0%      1,182           9.09
6290 Sequence Drive
 San Diego,
  California(7).........       1         1997     90,000     100.0%        888           9.87
                             ---               ---------                ------
Subtotal/Weighted
 Average--
 San Diego County.......       4                 454,214     100.0%      5,136          11.31
                             ---               ---------                ------
Other
26541 Agoura Road
 Calabasas,
  California(7)(26).....       1         1988     90,878     100.0%      1,794          19.74
5151-5155 Camino Ruiz
 Camarillo,
  California(7)(13).....       4         1982    276,216     100.0%      2,630           9.52
4351 Latham Avenue
 Riverside, California..       1         1990     21,930     100.0%        323          14.73
4361 Latham Avenue
 Riverside,
  California(14)........       1         1992     31,425     100.0%        560          17.82
3750 University Avenue
 Riverside, California..       1         1982    124,609      99.4%      2,612          21.08
SeaTac Office Center
 18000 Pacific Highway..       1         1974    209,904      59.3%      1,966          15.79
 17930 Pacific
  Highway(15)...........       1    1980/1997    211,139     100.0%      2,172          10.29
 17900 Pacific Highway
 SeaTac, Washington.....       1         1980    111,387      82.3%      2,083          22.72
2829 Townsgate Road
 Thousand Oaks,
  California............       1         1990     81,158      96.6%      1,961          25.01
                             ---               ---------                ------
Subtotal/Weighted
 Average--Other.........      12               1,158,646      90.6%     16,101          15.34
                             ---               ---------                ------
SUBTOTAL/WEIGHTED
 AVERAGE OFFICE
 PROPERTIES.............      55               4,200,734      94.3%     64,540          16.30
                             ===               =========                ======
INDUSTRIAL PROPERTIES:
Los Angeles County
Walnut Park Business
 Center
 Diamond Bar,
  California............       3         1987    165,420     100.0%      1,091           6.60
2031 E. Mariposa Avenue
 El Segundo,
  California............       1         1954    192,053     100.0%      1,754           9.13
2260 E. El Segundo Blvd.
 El Segundo,
  California............       1         1979    113,820     100.0%        547           4.81
2265 E. El Segundo Blvd.
 El Segundo,
  California............       1         1978     76,570     100.0%        547           7.14

                                      YEAR        NET     PERCENTAGE    ANNUAL
                           NO. OF    BUILT/    RENTABLE    LEASED AT   BASE RENT  AVERAGE BASE RENT
   PROPERTY LOCATION      BUILDINGS RENOVATED SQUARE FEET 12/31/97(1) ($000'S)(2) PER SQ. FT. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
2270 E. El Segundo Blvd.
 El Segundo,
  California............       1         1975     7,500        0.0%
                             ---                -------
Subtotal/Weighted
 Average--
 Los Angeles County.....       7                555,363       98.6%      3,939           7.19
                             ---                -------                  -----
Orange County
3340 E. La Palma Avenue
 Anaheim, California....       1         1966   153,320      100.0%        967           6.31
1000 E. Ball Road
 Anaheim, California....       1         1956   100,000      100.0%        639           6.39
1230 S. Lewis Road
 Anaheim, California....       1         1982    57,730      100.0%        229           3.97
4155 E. La Palma Avenue
 Anaheim,
  California(16)........       1         1985    74,618      100.0%        559           7.49
4125 E. La Palma Avenue
 Anaheim,
  California(16)........       1         1985    69,472       41.4%        262           9.12
5325 East Hunter Avenue
 Anaheim, California....       1         1983   109,449      100.0%        596           5.45
3130-3150 Miraloma
 Anaheim, California....       1         1970   144,000      100.0%        667           4.63
3125 E. Coronado Street
 Anaheim, California....       1         1970   144,000      100.0%        852           5.92
5115 E. La Palma Avenue
 Anaheim,
  California(17)........       1    1967/1998   291,146        0.0%
Brea Industrial
 Properties
 Brea, California(18)...       7         1981   276,278      100.0%      1,610           5.83
1675 MacArthur
 Costa Mesa,
  California............       1         1986    50,842      100.0%        496           9.76
12681/12691 Pala Drive
 Garden Grove,
  California............       1         1970    84,700       82.6%        477           6.81
Garden Grove Industrial
 Properties
 Garden Grove,
  California(19)........       6         1971   275,971       96.4%      1,403           5.28
12752-12822 Monarch
 Street
 Garden Grove,
  California(16)........       1         1970   277,037      100.0%        989           3.57
7421 Orangewood Avenue
 Garden Grove,
  California............       1         1981    82,602      100.0%        570           6.90
12400 Industry Street
 Garden Grove,
  California............       1         1972    64,200      100.0%        319           4.97
Giltspur Building
 Garden Grove,
  California............       1         1974   110,220      100.0%        462           4.19
Gothard Business Park
 Huntington Beach,
  California(20)(26)....       3         1977    56,638       88.4%        341           6.81
17150 Von Karman
 Irvine, California.....       1         1977   157,458      100.0%      1,072           6.81
184-220 Technology Drive
 Irvine,
  California(26)........      10         1990   159,021       78.1%      1,097           8.84
9401 Toledo Way
 Irvine, California.....       1         1984   244,800      100.0%      1,336           5.46
2055 S.E. Main Street
 Irvine,
  California(21)........       1         1973    47,583      100.0%        304           6.39
Dimension Business Park
 Lake Forest,
  California(22)(26)....       2         1990    45,267      100.0%        414           9.15
1951 E. Carnegie
 Santa Ana,
  California(23)........       1         1981   100,000      100.0%

                                      YEAR        NET     PERCENTAGE    ANNUAL
                           NO. OF    BUILT/    RENTABLE    LEASED AT   BASE RENT  AVERAGE BASE RENT
   PROPERTY LOCATION      BUILDINGS RENOVATED SQUARE FEET 12/31/97(1) ($000'S)(2) PER SQ. FT. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
14831 Franklin Avenue
 Tustin,
  California(21)........       1      1978        36,256     100.0%        252           6.95
                             ---               ---------                ------
Subtotal/Weighted
 Average--
 Orange County..........      48               3,212,608      87.7%     15,913           5.65
                             ---               ---------                ------
San Diego County
6828 Nancy Ridge Drive
 San Diego, California..       1      1982        39,669     100.0%        384           9.68
41093 County Center
 Drive
 Temecula, California...       1      1997        77,582     100.0%        534           6.88
                             ---               ---------                ------
Subtotal/Weighted
 Average--
 San Diego County.......       2                 117,251     100.0%        918           7.83
                             ---               ---------                ------
Other
1840 Aerojet Way
 Las Vegas, Nevada......       1      1993       102,948     100.0%        492           4.78
1900 Aerojet Way
 Las Vegas, Nevada......       1      1995       106,717     100.0%        462           4.33
821 S. Rockefeller
 Ontario, California....       1      1990       153,566     100.0%        453           2.95
5115 N. 27th Avenue
 Phoenix, Arizona(24)...       1      1962       130,877     100.0%        639           4.88
201 North Sunrise Avenue
 Roseville,
  California(25)(26)....       2      1981       162,203     100.0%      1,590           9.80
1961 Concourse Drive
 San Jose,
  California(26)........       1      1984       110,132     100.0%        994           9.03
1710 Fortune Drive
 San Jose,
  California(26)........       1      1983        86,000     100.0%        620           7.21
3735 Imperial Highway
 Stockton, California...       1      1996       164,540     100.0%      1,134           6.89
4880 Colt Street
 Ventura, California....       1      1986       125,511     100.0%        548           4.37
                             ---               ---------                ------
Subtotal/Weighted
 Average--Other.........      10               1,142,494     100.0%      6,932           6.07
                             ---               ---------                ------
SUBTOTAL/WEIGHTED
 AVERAGE INDUSTRIAL
 PROPERTIES.............      67               5,027,716      91.9%     27,702           5.99
                             ===               =========                ======
TOTAL/WEIGHTED AVERAGE
 ALL PROPERTIES.........     122               9,228,450      93.0%     92,242          10.75
                             ===               =========                ======

--------
 (1) Based on all leases at the respective Properties in effect as of December 31, 1997.

 (2) Base rent for the year ended December 31, 1997, determined in accordance with generally accepted accounting principles ("GAAP") and annualized to reflect a twelve month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

 (3) Annual Base Rent divided by net rentable square feet leased at December 31, 1997.

 (4) For this Property, a lease with Hughes Space & Communications for approximately 96,000 rentable square feet, and with SDRC Software Products Marketing Division, Inc. for approximately 6,800 rentable square feet, are written on a full service gross basis except that there is no Expense Stop.

 (5) For this Property, the lease with Hughes Space & Communications is written on a modified full service gross basis under which Hughes Space & Communications pays for all utilities and other internal maintenance costs with respect to the leased space and, in addition, pays its pro rata share of real estate taxes, insurance, and certain other expenses including common area expenses.

 (6) For this Property, leases with Hughes Space & Communications for approximately 103,000 rentable square feet are written on a full service gross basis except that there is no Expense Stop.

 (7) For this Property, the lease is written on a triple net basis.

 (8) This Property was acquired in December 1997 and substantial capital improvements are scheduled for completion in 1998. Percentage leased at December 31, 1997 reflects space pre-leased to tenants with annual base rent of $1,357,000.

 (9) For this Property, the lease is written on a modified gross basis, with the tenant paying its share of taxes and insurance above base year amounts.

(10) For this Property, leases for approximately 65,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement, leases for approximately 38,000 rentable square feet are written on a modified full service gross basis, and leases for approximately 29,000 rentable square feet are written on a triple net basis.

(11) For this Property, leases for approximately 70,500 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement, leases for approximately 48,500 rentable square feet are written on a modified full service gross basis, and leases for approximately 21,000 rentable square feet are written on a triple net basis.

(12) For this Property, the lease is written on a full service basis, with the tenant paying only its portion of property taxes above the base year amount.

(13) The four Properties at 5151-5155 Camino Ruiz were built between 1982 and 1985.

(14) For this Property, a lease for 15,728 rentable square feet is written on a triple net basis, and leases for 15,156 rentable square feet are written on a modified full service gross basis.

(15) This table gives pro forma effect to the Boeing Lease for 211,000 rentable square feet on June 20, 1997, and providing for 100% occupancy by December 31, 1997.

(16) The leases for this Industrial Property are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

(17) This Property was acquired in October 1997 and substantial capital improvements are scheduled for completion in 1998.

(18) The seven Properties at the Brea Industrial Properties were built between 1981 and 1988.

(19) The six Properties at the Garden Grove Industrial Properties were built between 1971 and 1985.

(20) For this Property, leases for approximately 38,000 rentable square feet are written on a modified full service gross basis, and leases for approximately 12,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement.

(21) For this Property, the lease is written on a full service gross basis.

(22) For this Property, leases for approximately 26,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement, and leases for approximately 19,000 rentable square feet are written on a modified full service gross basis.

(23) For this Property, Percentage leased at December 31, 1997 reflects the lease signed with Ricoh Electronics, Inc. during 1997 with annual base rent of $780,000.

(24) This Industrial Property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

(25) For this Property, approximately 115,500 rentable square feet are written on a triple net basis and, approximately 46,500 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement.

(26) This Property was managed by third-party managers at December 31, 1997.

Significant Office Property

  2260 E. Imperial Highway, El Segundo. Because the 1997 gross revenues for the Office Property located at 2260 E. Imperial Highway at Kilroy Airport Center in El Segundo were in excess of 10% of the aggregate gross revenues for all Properties for the year ended December 31, 1997, additional information regarding this Property is presented below.

  The Office Property located at 2260 E. Imperial Highway had an occupancy rate of 100.00% for each of the years ended December 31, 1993 through 1997. As of December 31, 1997, Hughes Space & Communications occupied 100.00% of the Property's 291,187 rentable square feet. Hughes Space & Communications commenced occupancy of the entire building on August 1, 1984. This lease runs through July 31, 2004 and has annual base rent of $7,448,340 per year, or $25.58 per rentable square foot, with CPI adjusted increases in base rent every two years. The next CPI adjustment is scheduled to occur on August 1, 1998 and provides for an increase in base rent to the extent that such CPI adjustment exceeds a minimum floor of 1.86% compounded annually. The remaining CPI adjustments scheduled for August 1, 2000 and August 1, 2002, respectively, provide for similar increases to the extent that the CPI adjustment exceeds a minimum floor of 3% compounded annually. The total annual rental income per rentable square foot was $26.66, $24.59, $24.59, $25.00 and $25.58 for each of the years ended December 31, 1993 through December 31, 1997, respectively.


  The Company's tax basis in this Property for federal income tax purposes as of December 31, 1997 was approximately $2.0 million, net of accumulated depreciation and reductions in depreciable basis. For the 12-month period ending December 31, 1997, the Company was assessed property taxes on the Property at an effective annual rate of approximately 1.0%. Property taxes on this Property for the 12-month period ending December 31, 1997, totaled approximately $282,000. Management believes that the contribution of this Property to the Operating Partnership in connection with the Formation Transactions will cause this property to be reassessed to its fair market value at date of contribution (January 31, 1997). The property has not been reassessed as of December 31, 1997.

TENANT INFORMATION

  The Company's tenants include significant corporate and other commercial enterprises representing a range of industries including, among others, satellite communications, manufacturing, entertainment, banking, insurance, telecommunications, health care, computer software, finance, engineering, technology, legal and accounting. The following table sets forth information as to the Company's largest tenants based upon annualized rental revenues for the year ended December 31, 1997.

                                      PERCENTAGE OF
                            ANNUAL     TOTAL BASE
                          BASE RENTAL    RENTAL      INITIAL LEASE LEASE EXPIRATION
                          REVENUES(1)   REVENUES        DATE(2)          DATE
                          ----------- ------------- -------------- ----------------
OFFICE TENANTS:
Hughes Aircraft
 Corporation's Space &
 Communications
 Company(3).............   $8,808,149      9.6%        August 1984         Various
The Boeing Company(4)(5)
 .......................    4,376,620      4.7       February 1992         Various
Sony Music
 Entertainment, Inc. ...    2,803,608      3.0           June 1997   December 2008
M/R Systems Corporation.    2,647,874      2.9            May 1997      April 2001
State of California
 (Caltrans).............    2,390,439      2.6           July 1997   February 1999
Northwest Airlines:
  El Segundo............    1,313,418      1.4         August 1978   February 2001
  Seattle...............      712,502      0.8            May 1980      April 2005
Devry, Inc. ............    2,048,525      2.2       November 1994    October 2009
Raytheon Company(6).....    1,650,991      1.8          April 1996         Various
ARCS Mortgage Company...    1,268,872      1.4          April 1997   December 1998
Best, Best & Krieger....    1,259,964      1.4        October 1997  September 2006
                          -----------     ----
Total Office Properties.  $29,280,962     31.8%
                          ===========     ====
INDUSTRIAL TENANTS:
Intuit, Inc. ...........  $ 1,911,474      2.1%      November 1997       June 2004
Mattel, Inc. ...........    1,755,508      1.9            May 1990    October 2000
Mazda Motor of America,
 Inc. ..................    1,628,882      1.8           July 1997       July 2000
Kraft Foods, Inc. ......    1,132,149      1.2       November 1997   February 2006
Packard Hughes
 Interconnect and
 General Motors
 Corporation............    1,072,444      1.2            May 1997    January 2001
Ricoh Electronics,
 Inc.(7)................      779,915      0.9        October 1997   December 2007
Southern Plastic Mold,
 Inc. ..................      773,626      0.8      September 1997  September 2003
Allen-Bradley Company,
 Inc....................      639,432      0.7            May 1992      April 1998
Cannon Equipment West,
 Inc. ..................      595,998      0.7         August 1995       July 2003
MRJ Industries, Inc. ...      595,695      0.7            May 1997        May 2006
                          -----------     ----
Total Industrial
 Properties.............  $10,885,123     12.0%
                          ===========     ====

--------

(1) Determined in accordance with GAAP.

(2) Represents date of first relationship between tenant and the Company or the Company's predecessor, the Kilroy Group.

(3) Hughes Space & Communications leases of 291,187 and 103,035 net rentable square feet expire July 2004 and January 1999, respectively. Leases with other Hughes-affiliated entities of 7,515, 5,559 and 5,158 net rentable square feet expire November 2001, December 1999 and November 1999, respectively.

(4) Table gives pro forma effect to the lease with The Boeing Company for 211,000 rentable square feet at the SeaTac Office Center which was signed in June 1997 and provided for 100% occupancy by December 31, 1997.

(5) The Boeing Company lease at SeaTac Office Center expires January 2002. The Boeing Company (formerly McDonnell Douglas Corporation) leases at Kilroy Airport Center Long Beach of 64,530, 24,536 and 17,921 net rentable square feet expire January 2002, December 2000 and December 1999, respectively.
                                             (footnotes continued on next page)

(6) Raytheon Company (formerly Hughes Aircraft Company) leases of 96,133 and 11,556 net rentable square feet expire October 2000, and a lease of 9,387 net rentable square feet expires January 2002.

(7) Table gives pro forma effect to the lease with Ricoh Electronics, Inc. which was signed in October 1997. Due to tenant improvement delays, the tenant moved in January 1, 1998.

LEASE EXPIRATIONS

  The following table sets forth a schedule of the lease expirations for the Office Properties for each of the ten years beginning with 1998, assuming that none of the tenants exercise renewal options or termination rights.

                                                                                       AVERAGE ANNUAL
                                                       PERCENTAGE                       RENT PER NET
                                                     OF TOTAL LEASED                      RENTABLE
                                      NET RENTABLE     SQUARE FEET      ANNUAL BASE     SQUARE FOOT
                          NUMBER OF   AREA SUBJECT     REPRESENTED      RENT UNDER     REPRESENTED BY
                          EXPIRING    TO EXPIRING      BY EXPIRING       EXPIRING         EXPIRING
YEAR OF LEASE EXPIRATION  LEASES(1) LEASES (SQ. FT.)    LEASES(2)    LEASES (000'S)(3)     LEASES
------------------------  --------- ---------------- --------------- ----------------- --------------
1998....................      85         386,047            9.9%          $ 6,065          $15.71
1999....................      65         555,118           14.2             8,585           15.47
2000....................      42         323,596            8.3             5,633           17.41
2001....................      37         795,438           20.4            11,819           14.86
2002....................      23         221,005            5.7             4,163           18.84
2003....................       6         233,907            6.0             2,623           11.21
2004....................       9         462,766           11.8             9,896           21.38
2005....................       5         182,983            4.7             2,331           12.74
2006....................       4         134,924            3.4             2,802           20.77
2007 and beyond.........      13         610,797           15.6             9,908           16.22
                             ---       ---------          -----           -------
Total...................     289       3,906,581          100.0%          $63,825
                             ===       =========          =====           =======

--------
(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1997 unless a lease for a replacement tenant had been executed on or before January 1, 1998.

(3) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 1998. Certain leases became effective subsequent to January 1, 1998.

  The following table sets forth a schedule of the lease expirations for the Industrial Properties for each of the ten years beginning with 1998, assuming that none of the tenants exercise renewal options or termination rights:

                                                     PERCENTAGE OF
                                                     TOTAL LEASED                       AVERAGE ANNUAL
                                      NET RENTABLE    SQUARE FEET     ANNUAL BASE    RENT PER NET RENTABLE
                          NUMBER OF   AREA SUBJECT    REPRESENTED     RENT UNDER          SQUARE FOOT
                          EXPIRING    TO EXPIRING     BY EXPIRING      EXPIRING         REPRESENTED BY
YEAR OF LEASE EXPIRATION   LEASES   LEASES (SQ. FT.)   LEASES(1)   LEASES (000'S)(2)    EXPIRING LEASES
------------------------  --------- ---------------- ------------- ----------------- ---------------------
1998....................      84         858,812          19.0%         $ 5,029              $5.86
1999....................      48         512,809          11.3            3,017               5.88
2000....................      26         686,656          15.2            4,965               7.23
2001....................      19         851,310          18.8            5,232               6.15
2002....................       7         189,458           4.2            1,584               8.36
2003....................       5         387,966           8.6            1,445               3.72
2004....................       2         134,873           3.0              927               6.87
2005....................       2         148,476           3.3              944               6.36
2006....................       6         534,900          11.8            3,867               7.23
2007 and beyond.........       4         215,776           4.8            1,407               6.52
                             ---       ---------         -----          -------
  Total.................     203       4,521,036         100.0%         $28,417
                             ===       =========         =====          =======

--------
(1) Excludes all space vacant as of December 31, 1997, unless a lease for a replacement tenant had been executed on or before January 1, 1998.

(2) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 1998.

MORTGAGE DEBT

  On December 31, 1997, the Operating Partnership had outstanding five mortgage loans and one promissory note secured by certain of the Properties representing aggregate indebtedness of approximately $131.4 million (the "Secured Obligations"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 5 to the Company's combined and consolidated financial statements included herewith. Management believes that as of December 31, 1997, the value of the Properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of the Properties is subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them, other than routine litigation arising in the ordinary course of business, which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company was organized in September 1996 and commenced operations on January 31, 1997. No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock began trading on the New York Stock Exchange ("NYSE") on January 28, 1997, under the symbol "KRC." Because the Company's Common Stock commenced trading on the NYSE on January 28, 1997, no sales prices for the Company's Common Stock are available for periods prior to that date. On March 18, 1998, the reported closing sale price on the NYSE was $26.3125 per share and there were approximately 137 holders of record of Common Stock.

  The high, low and closing price per share of Common Stock for the period ended March 31, 1997 and the three subsequent quarters of fiscal 1997 are as follows:

                                                                        COMMON
                                                                         STOCK
                                                                       DIVIDENDS
        1997                                       HIGH   LOW   CLOSE  DECLARED
        ----                                      ------ ------ ------ ---------
     Period ended March 31....................... $28.13 $24.88 $26.63  $0.2583
     Second quarter..............................  26.63  23.13  25.25   0.3875
     Third quarter...............................  27.00  24.00  27.00   0.3875
     Fourth quarter..............................  28.88  25.75  28.75   0.3875

  Distributions will be paid on or about the 10th day of each January, April, July and October to common stockholders at the discretion of the Board of Directors and will depend on the funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue code of 1986, as amended (the "Code"), and such other factors as the Board of Directors deems relevant.

  During the last quarter of the fiscal year 1997, in connection with the Contribution Agreement, dated October 31, 1997, by and among the Company, the Operating Partnership and The Allen Group, a group of affiliated real estate development and investment companies ("The Allen Group"), the Operating Partnership issued 588,736 Common Units in the Operating Partnership with an aggregate value of approximately $15,284,000 (based on the average closing price per share of Common Stock on the NYSE for the period from July 14, 1997 to July 31, 1997 of $25.96) to five accredited investors in partial consideration for the contribution of certain properties to the Operating Partnership. The Common Units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                          THE COMPANY AND KILROY GROUP
        (IN THOUSANDS, EXCEPT SQUARE FOOTAGE, SHARE AND OCCUPANCY DATA)

                                                    KILROY GROUP COMBINED
                                         ----------------------------------------------
                               KILROY
                            REALTY CORP.
                            CONSOLIDATED
                            FEBRUARY 1,  JANUARY 1,
                              1997 TO      1997 TO       YEAR ENDED DECEMBER 31,
                            DECEMBER 31, JANUARY 31, ----------------------------------
                                1997        1997      1996     1995     1994     1993
                            ------------ ----------- -------  -------  -------  -------
STATEMENTS OF OPERATIONS
 DATA:
 Rental income.............   $56,069      $2,760    $35,022  $33,896  $32,577  $35,599
 Tenant reimbursements.....     5,600         275      3,380    3,002    1,643    4,916
 Development and
  management fees..........                    14        698    1,156      919      751
 Sale of air rights........                                     4,456
 Lease termination fees....                                       100      300    5,190
 Interest income...........     3,571
 Other income..............       889           4         76      298      784      188
                              -------      ------    -------  -------  -------  -------
   Total revenues..........    66,129       3,053     39,176   42,908   36,223   46,644
                              -------      ------    -------  -------  -------  -------
 Property expenses.........     8,770         579      6,788    6,834    6,000    6,391
 Real estate taxes
  (refunds)................     3,048         106      1,301    1,416     (448)   2,984
 General and
  administrative expenses..     4,949          78      2,383    2,152    2,467    1,113
 Ground leases.............       938          64        768      789      913      941
 Development expenses......                    46        650      737      468      581
 Option buy-out cost.......                            3,150
 Interest expense..........     9,738       1,895     21,853   24,159   25,376   25,805
 Depreciation and
  amortization.............    13,236         787      9,111    9,474    9,962   10,905
                              -------      ------    -------  -------  -------  -------
   Total expenses..........    40,679       3,555     46,004   45,561   44,738   48,720
                              -------      ------    -------  -------  -------  -------
 Income (loss) before
  equity in (loss) income
  of subsidiary,
  minority interest and
  extraordinary gains......    25,450        (502)    (6,828)  (2,653)  (8,515)  (2,076)
 Equity in income (loss)
  of subsidiary............        23
 Minority interest.........    (3,413)
 Extraordinary gains--
  Extinguishment of debt...                 3,204     20,095   15,267    1,847
                              -------      ------    -------  -------  -------  -------
   Net income (loss).......   $22,060      $2,702    $13,267  $12,614  $(6,668) $(2,076)
                              =======      ======    =======  =======  =======  =======
SHARE DATA:
 Weighted average shares
  outstanding--basic.......    18,445
                              =======
 Weighted average shares
  outstanding--diluted.....    18,539
                              =======
 Net income per common
  share--basic.............   $  1.20
                              =======
 Net income per common
  share--diluted...........   $  1.19
                              =======
 Distribution per common
  share....................   $  1.42
                              =======

                                                DECEMBER 31,
                         --------------------------------------------------------------
                         KILROY REALTY CORP.          KILROY GROUP COMBINED
                            CONSOLIDATED     ------------------------------------------
                                1997           1996       1995       1994       1993
                         ------------------- ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
 Investment in real
  estate, before
  accumulated
  depreciation and
  amortization..........      $834,690       $ 227,337  $ 224,983  $ 223,821  $ 222,056
 Total assets...........       757,654         128,339    132,857    143,251    148,386
 Mortgage debt and line
  of credit.............       273,363         223,297    233,857    250,059    248,043
 Total liabilities......       305,319         242,116    254,683    273,585    263,346
 Minority interest......        55,185
 Total stockholders'
  equity/(accumulated
  deficit)..............       397,150        (113,777)  (121,826)  (130,334)  (114,960)

                          KILROY REALTY
                              CORP.
                          CONSOLIDATED/
                          COMBINED YEAR          KILROY GROUP COMBINED
                              ENDED             YEAR ENDED DECEMBER 31,
                          DECEMBER 31,  ------------------------------------------
                              1997        1996       1995       1994       1993
                          ------------- ---------  ---------  ---------  ---------
OTHER DATA:
Funds from
 Operations(1)(2).......    $  39,142   $   5,433  $   2,365  $   1,447  $   3,639
Cash flows from(2):
 Operating activities...       28,928       5,520     10,071      6,607     11,457
 Investing activities...     (551,956)     (2,354)    (1,162)    (1,765)     2,028
 Financing activities...      531,957      (3,166)    (8,909)    (4,842)  (134,858)
Office Properties:
 Rentable square
  footage...............    4,200,734   1,688,383  1,688,383  1,688,383  1,688,383
 Occupancy..............         94.3%       76.0%      72.8%      73.3%      81.0%
Industrial Properties:
 Rentable square
  footage...............    5,027,716     916,570    916,570    916,570    916,570
 Occupancy..............         91.9%       97.6%      98.4%      79.7%      77.6%

-------
(1) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), "Funds from Operations" represents net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to Funds from Operations were as follows: in all periods, depreciation and amortization; in 1996, 1995 and 1994, gains on extinguishment of debt; and in 1997, non-cash compensation. Further, in 1996 and 1995, non-recurring items (sale of air rights and option buy-out cost) were excluded. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because industry analysts have accepted it as such. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. See the notes to the financial statements of the Company and the Kilroy Group. Funds from Operations should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP.
(2) Funds from Operations is derived from the results of operations of Kilroy Realty Corporation for the period February 1, 1997 to December 31, 1997. Cash flow represents the cash flow of the Kilroy Group for the period January 1, 1997 to January 31, 1997 and Kilroy Realty Corporation for the period February 1, 1997 to December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of the Company and the combined financial statements of the Company's predecessor, the Kilroy Group, and should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this report.

OVERVIEW AND BACKGROUND

  The Company owns, operates and develops commercial and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and has operated as a self-administered REIT. The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with the Formation Transactions following the IPO on January 31, 1997 (see Note 1 to the Consolidated and Combined Financial Statements for a discussion of the organization and formation of the Company). As of December 31, 1997, the Company owned 55 office buildings and 67 industrial buildings, which encompassed approximately 4.2 million and 5.0 million rentable square feet, respectively, and were 93.0% leased. The Company owns its interests in all of the Properties through the Operating Partnership and the Finance Partnership.

  As a result of the Formation Transactions in the first quarter of 1997, acquisitions during the year and a public offering of 10,000,000 shares of common stock in August (the "August Offering"), the Company's total assets increased to $757.7 million, including real estate assets of $712.9 million, net of accumulated depreciation, as of December 31, 1997. The market capitalization of the Company, based on the market value at December 31, 1997 of the 24,475,000 issued and outstanding shares of Common Stock, 3,406,212 Common Units and the $273.4 million of debt outstanding, was $1,075.0 million. The Company's debt-to-total market capitalization ratio at December 31, 1997 was 25.4%.

  Income is derived primarily from rental revenue (including tenant reimbursements). As a result of the Company's acquisitions in 1997, the financial data shows significant increases in total revenues and expenses for the year ended December 31, 1997 compared to the years ended December 31, 1996 and 1995. For the foregoing reason, management does not believe the financial data for the year ended December 31, 1997 is comparable to the year ended December 31, 1996.

  The Company anticipates that the most significant part of its revenue growth in the next one to two years will come from additional acquisitions. However, if the Southern California office and industrial rental market continues to improve, then rental rate increases may become a more substantial part of its revenue growth.

RESULTS OF OPERATIONS

  The Company's management believes that in order to provide meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Kilroy Group financial statements to make accounting periods comparable. Accordingly, the results of operations for the period January 1, 1997 to January 31, 1997 have been adjusted to reflect interest income, general and administrative expenses, interest expense and extraordinary gains as if the IPO had been consummated on January 1, 1997. The following section discusses the results of operations as adjusted.

 Adjusted Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                              1997      1996
                                                          ------------ -------
                                                          (UNAUDITED,
                                                          AS ADJUSTED)
                                                             (IN THOUSANDS)
Revenues:
  Rental income..........................................   $58,829    $35,022
  Tenant reimbursements..................................     5,875      3,380
  Interest income........................................     4,057
  Development services...................................        14        698
  Other income...........................................       893         76
                                                            -------    -------
    Total revenues.......................................    69,668     39,176
                                                            -------    -------
Expenses:
  Property expenses......................................     9,349      6,788
  Real estate taxes......................................     3,154      1,301
  General and administrative.............................     5,312      2,383
  Ground leases..........................................     1,002        768
  Development expense....................................        46        650
  Option buy-out cost....................................                3,150
  Interest expense.......................................    10,504     21,853
  Depreciation and amortization..........................    14,023      9,111
                                                            -------    -------
    Total expenses.......................................    43,390     46,004
                                                            -------    -------
Adjusted income (loss) before equity in income of
 subsidiary, minority interest and extraordinary gains ..   $26,278    $(6,828)
                                                            =======    =======

  Total revenues increased $30.5 million, or 77.8%, to $69.7 million for the year ended December 31, 1997 compared to $39.2 million for the same period in 1996. Rental income increased $23.8 million, or 68.0%, to $58.8 million for the year ended December 31, 1997 compared to $35.0 million for the same period in 1996. This increase was due primarily to the purchase of 96 office and industrial buildings encompassing an aggregate of 5.9 million rentable square feet subsequent to the IPO. The following two paragraphs discuss the changes in rental income resulting from the portfolio of properties which existed at the IPO, and the subsequent acquisitions.

  Rental income from office buildings increased $14.2 million or 32.5% to $43.7 million for the year ended December 31, 1997 from $29.5 million for the comparable period in 1996. This improvement was due to an increase of 2,464,000 square feet of office space under lease, from 1,284,000 square feet at December 31, 1996 to 3,748,000 square feet at December 31, 1997 (excluding the lease with The Boeing Company for 211,000 rentable square feet, which provides for occupancy on December 31, 1997). Approximately 335,000 rentable square feet of the increase reflects four office buildings acquired in connection with the IPO and 2,065,000 rentable square feet represents 41 office buildings purchased subsequent to the IPO. The remaining increase in office space under lease is primarily the result of leasing activity at Kilroy Airport Center in El Segundo and Kilroy Airport Center Long Beach. However, the increase in square footage under lease was offset by a decrease in average rent per rentable square foot at Kilroy Airport Center in El Segundo, from $21.34 per square foot for the year ended December 31, 1996 to $19.92 for the same period in 1997, as a result of the re-negotiation and extension of a lease with Hughes Space and Communications in November 1996. Average rent per rentable square foot also decreased at Kilroy Airport Center Long Beach, from $25.05 per rentable square foot for the year ended December 31, 1996 to $21.61 for the same period in 1997 due to the re-leasing of 20,000 square feet and the lease-up of 24,000 square feet to McDonnell Douglas Corporation at a rate substantially lower than under the previous leases.

  Rental income from industrial buildings increased $9.6 million or 63.6% to $15.1 million for the year ended December 31, 1997 compared to $5.5 million for the same period in 1996. This improvement was due to an increase in industrial space under lease from 894,000 square feet at December 31, 1996 to 4,622,000 square feet at December 31, 1997, an increase of 3,728,000 square feet. The increase was due to the purchase of three industrial buildings in connection with the IPO with approximately 380,000 square feet under lease at December 31, 1997, and the purchase of 55 industrial buildings subsequent to the IPO, with approximately 3,348,000 square feet under lease at December 31, 1997. The remaining increase was primarily attributable to the lease-up of 62,000 square feet of industrial space in the fourth quarter of 1996.

  Tenant reimbursements increased $2.5 million or 73.8% to $5.9 million in 1997 from $3.4 million for the same period in 1996. The $2.5 million increase was primarily due to tenant reimbursements from the office and industrial buildings purchased in connection with the IPO and during the year ended December 31, 1997. Interest income increased $4.1 million due to interest earned on the $116.2 million of net IPO proceeds remaining after the purchase of the properties and the repayment of debt in connection with the IPO, and the $146.0 million of net proceeds from the August Offering remaining after the repayment of borrowings on the Credit Facility. Other income for the year ended December 31, 1997 includes $0.3 million in lease termination fees, $0.3 million in revenues which were previously written off as uncollectible, a $0.1 million gain on the sale of furniture and equipment, and $0.1 million in property management fees. The decrease in development services of $0.7 million is due to the services being performed by an unconsolidated subsidiary of the Company since the IPO.

  Expenses for the year ended December 31, 1997 decreased by $2.6 million, or 5.7%, to $43.4 million compared to $46.0 million for the year ended December 31, 1996. Property expenses and real estate taxes increased $2.6 million and $1.9 million, respectively, primarily due to the properties purchased in connection with the IPO and during the year ended December 31, 1997. General and administrative expenses increased $2.9 million or 122.9% during the year ended December 31, 1997 over the same period in 1996 due to the incremental costs of operating a public company and the additional costs of operating a larger portfolio of properties. Ground lease expense increased $0.2 million during the year ended December 31, 1997 over the same period in 1996 primarily as a result of ground leases on two of the buildings purchased in connection with the IPO. Interest expense decreased $11.4 million, or 51.9%, to $10.5 million for the year ended December 31, 1997 from $21.9 million for the year ended December 31, 1996, primarily as a result of the repayment of $127.4 million in debt in connection with the IPO. In addition, the Company's weighted average interest rate decreased 0.9% to 7.8% at December 31, 1997 compared to 8.7% at December 31, 1996.

  Net income before extraordinary gains was $26.3 million for the year ended December 31, 1997 compared to a $6.8 million loss for the same period in 1996. The net change in net income before extraordinary gains of $33.1 million was due primarily to the line items discussed above; an increase in rental income of $23.8 million, an increase in interest income of $4.1 million, and a decrease in interest expense of $11.4 million. In addition, there was a $3.2 million expense related to the option buy-out cost discussed below in the year ended 1996. These changes were partially offset by the increases in expenses discussed above.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Total revenues decreased $3.7 million, or 8.7%, for the year ended December 31, 1996 compared to the same period for 1995. Rental income increased $1.1 million, or 3.3%, to $35.0 million for the year ended December 31, 1996 compared to $33.9 million for the same period in 1995. Rental income from Office Properties contributed by the Kilroy Group increased $0.8 million during the year ended December 31, 1996 from the comparable period in 1995. Such increase was due to office space under lease increasing from 1,222,000 square feet at December 31, 1995 to 1,284,000 square feet at December 31, 1996. The majority of this increase related to leasing at Kilroy Airport Center Long Beach. There was no significant change in rent per net rentable square foot for the year ended 1996 compared to the year ended 1995. Rental income from Industrial Properties contributed by the Kilroy Group increased $0.3 million during the year ended December 31, 1996 compared to the same period in 1995. The increase resulted from a lease with a CPI increase and the effect of the 2260 E. El Segundo Boulevard building being leased for the entire twelve months ended December 31, 1996. Tenant reimbursements increased to $3.4 million in 1996 compared to $3.0 million for 1995. The $0.4 million increase was primarily due to increased billable operating expenses resulting from new leases. Revenues for 1995 included a gain on the sale of air rights of $4.5 million at Kilroy Airport Center in El Segundo. (See Note 2 to the Consolidated and Combined financial statements.)

  Expenses for the year ended December 31, 1996 increased by $0.4 million, or 1.0%, to $46.0 million compared to $45.6 million in 1995. During the year ended December 31, 1996, the Company accrued the costs of an option buy-out of $3.2 million for the cancellation of an option to purchase a 50.0% equity interest in Kilroy Airport Center in El Segundo. Interest expense decreased $2.3 million, or 9.6%, to $21.9 million in 1996 from $24.2 million in 1995, primarily as a result of the forgiveness and restructuring of certain debt in 1995 and 1996.

  Net income was $13.3 million for the year ended December 31, 1996 compared to $12.6 million for the same period in 1995. The increase of $0.7 million is due primarily to an increase in rental income of $1.1 million, a decrease in interest expense of $2.3 million and an increase in extraordinary gains of $4.8 million, less the nonrecurring option buy-out cost of $3.2 million for 1996 and the sale of air rights of $4.5 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, the Company obtained a $350.0 million unsecured revolving credit facility (the "Credit Facility"), which bears interest at a rate that ranges from LIBOR plus 1.00% to LIBOR plus 1.25% depending on the Company's leverage ratios, and matures in February 2000. Availability under the Credit Facility is dependent upon the value of the Company's pool of unencumbered assets and was $128.9 million at February 27, 1998. There were borrowings of $140.0 million outstanding at February 27, 1998.

  In addition, the Company had debt outstanding as of December 31, 1997 of $131.4 million, comprised of five mortgage loans in the amounts $83.1 million, $14.0 million, $13.8 million, $11.7 million and $7.9 million, and a $0.9 million promissory note. The $83.1 million mortgage loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over 25 years and matures in 2022. In February 2005, the interest rate resets to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 5.0%. The $14.0 million mortgage loan requires monthly payments of interest computed at a variable rate based on LIBOR plus 1.50%. In January 1998, the Company increased the $14.0 million mortgage loan to $19.0 million and extended the maturity date to January 31, 2000. The $13.8 million mortgage loan bears interest at 8.45% and matures on December 1, 2005. The $11.7 million mortgage loan bears interest at 8.43% and matures on November 1, 2014. The $7.9 million mortgage loan bears interest at 8.21% and matures on October 1, 2013. Principal and interest are payable monthly on the $13.8 million, the $11.7 million and the $7.9 million mortgage loans. The $0.9 million promissory note was repaid in January 1998.

  In August 1997, the Company completed the August Offering of 10,000,000 shares of Common Stock. The offering price was $25.50 per share resulting in gross proceeds of $255.0 million. The aggregate proceeds to the Company, net of underwriter's discount and offering costs were approximately $241.0 million. The net proceeds were used to pay outstanding borrowings on the Credit Facility and to fund acquisitions.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") which registered $400.0 million of equity securities of the Company. The statement was declared effective by the SEC on February 11, 1998. As of March 18, 1998, an aggregate of $352.6 million of equity securities were issuable under the registration statement.

  In February 1998, the Company completed the issuance of 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interests in the Operating Partnership (the "Preferred Units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transactions costs and expenses of approximately $1.6 million, for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders, for shares of the Company's 8.075% Series A Cumulative Preferred Stock, beginning February 6, 2008 which may be accelerated under certain circumstances.

  In February 1998, the Company completed the public offering of 724,888 shares of Common Stock at a price of $27.50 per share. Net proceeds of approximately $18.9 million were used to reduce the balance of the Company's Credit Facility. The shares were deposited in a registered unit investment trust comprised of a number of publicly-traded real estate investment trusts.

  In February 1998, the Company completed the public offering of 1,000,000 shares of Common Stock at a price of $27.50 per share. Net proceeds of approximately $26.1 million were used to reduce the balance of the Company's Credit Facility. The shares were deposited in a registered unit investment trust comprised of a number of publicly-traded real estate investment trusts.

  Through December 31, 1997, the Company purchased 96 office and industrial buildings for an aggregate acquisition cost of $507.4 million. The purchase price for such properties was funded out of net proceeds from the IPO and the August Offering, from borrowings on the Credit Facility, the issuance and assumption of mortgage notes and the issuance of 753,838 limited partnership units in the Operating Partnership. From January 1, 1998 through February 27, 1998, the Company purchased 22 office and industrial buildings for an aggregate acquisition cost of $88.6 million. The acquisitions were funded from borrowings on the Credit Facility.


  The Company believes that it will have sufficient capital resources to satisfy its obligations for the next twelve months. The Company expects to meet certain of its long-term liquidity requirements, including the repayment of long-term debt of $83.1 million (less scheduled principal repayments) in 2005 and possible property acquisitions and development, through long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of units of the Operating Partnership.

CAPITAL EXPENDITURES

  On October 31, 1997, the Company entered into an agreement with The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California ("The Allen Group"), to purchase through a series of transactions office and industrial buildings with approximately 1,730,000 aggregate rentable square feet and develop approximately 750,000 rentable square feet of office space for an aggregate purchase price of approximately $300.0 million. The acquisition agreement with The Allen Group was based on arms-length negotiations. Subsequent to the execution of the related documentation, Richard S. Allen, the majority equity owner and Chief Executive Officer of The Allen Group, was elected to serve as a director of the Company. As of December 31, 1997, the Company completed the first phase of the acquisitions from The Allen Group by acquiring four office and four industrial buildings encompassing 907,000 aggregate rentable square feet for an aggregate purchase price of approximately $80.0 million.

  The second phase of such acquisitions is presently expected to consist of the purchase of five office and three industrial properties located in California and Nevada encompassing approximately 823,000 aggregate rentable square feet and an estimated aggregate purchase price of approximately $120.0 million. The Company presently expects the acquisitions to occur during 1998, pursuant to the completion of construction and/or stabilized occupancy of the properties.

  The third phase of the transaction with The Allen Group is presently expected to consist of the development of two office projects in San Diego, California with approximately 750,000 aggregate rentable square feet for an estimated aggregate development cost of approximately $100.0 million. The Company has agreed to purchase a 50% managing interest in the two projects upon completion of all necessary entitlements and infrastructure and is expected to manage the development of both projects. The Company has an option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. The Company presently expects development of the two office projects to commence during the fourth quarter of 1998.

  During 1997, the Company commenced development of approximately 820,000 rentable square feet of space at a total budgeted cost of $56.4 million. The Company has spent an aggregate of $23.0 million on these projects as of December 31, 1997. The Company intends to finance all development with borrowings under the Credit Facility and working capital.

HISTORICAL RECURRING CAPITAL EXPENDITURES, TENANT IMPROVEMENTS AND LEASING
COSTS

  The following tables set forth the non-incremental revenue generating recurring capital expenditures (excluding expenditures that are recoverable from tenants), tenant improvements and leasing commissions for renewed and retenanted space incurred for the years ended December 31, 1997, 1996, and 1995 on a per square foot basis.

                               OFFICE PROPERTIES

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                          1997   1996    1995
                                                         ------ ------- -------
CAPITAL EXPENDITURES:
  Capital expenditures (in thousands)................... $  479
  Per square foot....................................... $ 0.16
TENANT IMPROVEMENT AND LEASING COSTS(1):
Replacement tenant square feet.......................... 17,068 161,827 118,819
  Tenant improvements (in thousands)(2)................. $  112 $ 1,809 $   566
  Per square foot leased................................ $ 6.56 $ 11.18 $  4.76
  Leasing commissions (in thousands)(3)................. $   28 $   379 $   502
  Per square foot leased................................ $ 1.64 $  2.34 $  4.22
  Total per square foot................................. $ 8.20 $ 13.52 $  8.99
Renewal tenant square feet..............................        278,658  52,006
  Tenant improvements (in thousands)(2).................        $ 1,474 $   233
  Per square foot leased................................        $  5.29 $  4.48
  Leasing commissions (in thousands)(3).................        $   354 $    84
  Per square foot leased................................        $  1.27 $  1.62
  Total per square foot.................................        $  6.56 $  6.10
Total per square foot per year.......................... $ 1.55 $  3.86 $  2.79
Average lease term......................................    5.3     5.2     5.4

                                             (footnotes continued on next page)

--------
(1) Includes only office tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month office tenants.

(2) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(3) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

                             INDUSTRIAL PROPERTIES

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
CAPITAL EXPENDITURES:
  Capital expenditures (in thousands).................. $   336
  Per square foot...................................... $  0.11
TENANT IMPROVEMENT AND LEASING COSTS(1):
Replacement tenant square feet......................... 145,581 107,318 401,502
  Tenant improvements (in thousands)(2)................         $   507 $   483
  Per square foot leased...............................         $  4.72 $  1.20
  Leasing commissions (in thousands)(3)................ $   157 $   134 $   422
  Per square foot leased............................... $  1.08 $  1.25 $  1.10
  Total per square foot................................ $  1.08 $  5.97 $  2.30
Renewal tenant square feet............................. 323,825
  Tenant improvements (in thousands)(2)................ $     8
  Per square foot leased............................... $  0.02
  Leasing commissions (in thousands)(3)................ $    73
  Per square foot leased............................... $  0.23
  Total per square foot................................ $  0.25
Total per square foot per year......................... $  0.31 $  0.89 $  0.32
Average lease term.....................................     4.3     6.7     7.2

--------
(1) Includes only industrial tenants with lease terms of 12 months or longer.

(2) Equals work letter costs net of estimated profit and overhead. Actual tenant improvements may differ from estimated work letter costs.

(3) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates and excludes negotiated commission discounts obtained from time to time.

  Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. The Company believes that all of its Properties are well-maintained and, based on recent engineering reports, do not require significant capital improvements.

  Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

YEAR 2000

  During 1997, the Company purchased and implemented a new accounting and property management software system. The new system can recognize and accommodate date fields for the year 2000 and beyond. The Company does not anticipate that the effect of the year 2000 on the Company's computer software will have a material effect on the Company's financial position or result of operations.

DISTRIBUTION POLICY

  The Company makes quarterly distributions to stockholders from cash available for distribution and, if necessary to satisfy distribution requirements to maintain its status as a REIT, the Company may use borrowings under its Credit Facility. All such distributions are at the discretion of the Board of Directors. Amounts accumulated for distribution are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company's intention to qualify for taxation as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

HISTORICAL CASH FLOWS

  The principal sources of funding for acquisitions, development and capital expenditures are the Credit Facility, public equity financing, cash flow from operating activities and secured debt financings. The Company's net cash from operating activities increased $23.4 million for the year ended December 31, 1997 compared to the same period in 1996, or from $5.5 million in 1996 to $28.9 million in 1997. The increase was primarily due to the increase in net income resulting from property acquisitions in 1997 and a decrease in interest expense. Net cash used in investing activities increased $549.6 million to $552.0 million for the year ended December 31, 1997 from $2.4 million for 1996 due primarily to the purchase of four properties acquired in connection with the IPO for $58.2 million and 96 buildings subsequent to the IPO for an aggregate cost of $507.4 million of which $60.4 million was acquired with debt and units of the Operating Partnership. During 1997, the Company made an investment in capital expenditures and tenant improvements of $6.9 million, and land and construction in progress of $34.7 million. Of the total $6.9 million spent on tenant improvements and capital expenditures, $4.7 million was spent on the repositioning of the office complex in Seattle, Washington, $1.0 million was spent on revenue generating tenant improvements and capital expenditures and $1.2 million was spent on recurring tenant improvements and capital expenditures. Cash flows from financing activities increased
$535.2 million to $532.0 million for the year ended December 31, 1997 compared to net cash used in financing activities of $3.2 million for 1996, due to net proceeds from the IPO and August Offering of $543.7 million, net proceeds received from borrowings (net of repayments) of $13.5 million, restricted cash of $5.7 million, and net distributions of $15.2 million. In 1996, there were net repayments of debt of $2.1 million and net distributions of $5.2 million.

FUNDS FROM OPERATIONS

  Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) before minority interest of unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment, for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to that published by such other REITs. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

  The following table presents the Company's Funds from Operations for the three quarters ended December 31, 1997, September 30, 1997 and June 30, 1997 and the period from February 1, 1997 to March 31, 1997.

                                        THREE MONTHS ENDED          FEBRUARY 1,
                                -----------------------------------   1997 TO
                                DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                    1997         1997        1997      1997
                                ------------ ------------- -------- -----------
                                                (IN THOUSANDS)
Net income.....................   $ 8,820       $ 6,480     $4,108    $2,652
  Add
    Minority interest..........     1,182           977        768       486
    Depreciation and
     amortization..............     4,832         3,660      3,000     1,744
    Depreciation and
     amortization on
     unconsolidated subsidiary.         3             3          5
    Other......................       115           115        115        77
                                  -------       -------     ------    ------
Funds from Operations..........   $14,952       $11,235     $7,996    $4,959
                                  =======       =======     ======    ======

  The following table presents the Company's Funds Available for Distribution for the three quarters ended December 31, 1997, September 30, 1997 and June 30, 1997 and the period from February 1, 1997 to March 31, 1997.

                                        THREE MONTHS ENDED          FEBRUARY 1,
                                -----------------------------------   1997 TO
                                DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                    1997         1997        1997      1997
                                ------------ ------------- -------- -----------
                                                (IN THOUSANDS)
Funds from Operations..........   $14,952       $11,235     $7,996    $4,959
  Adjustments
    Amortization of deferred
     financing costs...........       141           404        243       161
    Tenant improvements,
     leasing commissions and
     recurring capital
     expenditures..............      (387)         (274)      (320)     (212)
    Net effect of straight-line
     rents.....................      (409)         (214)       (80)        5
                                  -------       -------     ------    ------
Funds Available for
 Distribution..................   $14,297       $11,151     $7,839    $4,913
                                  =======       =======     ======    ======

INFLATION

  The majority of the Company's leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses. The effect of such provisions is to reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting for Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for year-end periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 12, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 12, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 12, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 12, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) and (2) Financial Statements and Schedules

  The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

   Independent Auditors' Report...........................................  F-2
   Consolidated Balance Sheet as of December 31, 1997 and Combined Balance
    Sheet as of December 31, 1996.........................................  F-3
   Consolidated Statement of Operations for the period February 1, 1997 to
    December 31, 1997 and Combined Statements of Operations for the period
    January 1, 1997 to January 31, 1997 and for the years ended December
    31, 1996 and 1995.....................................................  F-4
   Consolidated Statement of Stockholders' Equity for the period February
    1, 1997 to December 31, 1997..........................................  F-5
   Combined Statements of Accumulated Deficit for the period January 1,
    1997 to January 31, 1997 and for the years ended December 31, 1996 and
    1995..................................................................  F-6
   Consolidated Statement of Cash Flows for the year ended December 31,
    1997 and Combined Statements of Cash Flows for years ended December
    31, 1996 and 1995.....................................................  F-7
   Notes to Consolidated and Combined Financial Statements................  F-8
   Schedule of Valuation and Qualifying Accounts..........................  F-26

  All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

 (3) Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2.1    Contribution Agreement, dated October 21, 1997, by and between Kilroy
         Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the
         Allens.(8)
  3.1    Articles of Amendment and Restatement of the Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  3.3    Form of Certificate for Common Stock of the Registrant.(1)
  4.1    First Amendment to the Amended and Restated Agreement of Limited
         Partnership of Kilroy Realty, L.P., dated October 31, 1997.(8)
  4.2    Registration Rights Agreement dated as of October 31, 1997.(7)
 10.1    Amended and Restated Agreement of Limited Partnership of Kilroy
         Realty, L.P.(1)
 10.2    Form of Registration Rights Agreement among the Registrant and the persons named therein.(1)
 10.3    Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy
         Realty, L.P. and the parties named therein.(1)
 10.4    Supplemental Representations, Warranties and Indemnity Agreement by
         and among Kilroy Realty, L.P. and the parties named therein.(1)
 10.5    Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy,
         Sr., John B. Kilroy, Jr. and Kilroy Industries.(1)
 10.6    1997 Stock Option and Incentive Plan of the Registrant and Kilroy
         Realty, L.P.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.7    Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P.
         with certain officers and directors.(1)
 10.8    Lease Agreement, dated January 24, 1989, by and between Kilroy Long
         Beach Associates and the City of Long Beach for Kilroy Long Beach
         Phase I.(1)
 10.9    First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase I.(1)
 10.10   Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach
         Associates and the City of Long Beach for Kilroy Long Beach Phase
         III.(1)
 10.11   Lease Agreement, dated April 21, 1988, by and between Kilroy Long
         Beach Associates and the Board of Water Commissioners of the City of
         Long Beach, acting for and on behalf of the City of Long Beach, for
         Long Beach Phase IV.(1)
 10.12   Lease Agreement, dated December 30, 1988, by and between Kilroy Long
         Beach Associates and City of Long Beach for Kilroy Long Beach Phase
         II.(1)
 10.13   First Amendment to Lease, dated January 24, 1989, by and between
         Kilroy Long Beach Associates and the City of Long Beach for Kilroy
         Long Beach Phase III.(1)
 10.14   Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.15   First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase II.(1)
 10.16   Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.17   Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach.(1)
 10.18   Amendment No. 1 to Development Agreement by and between Kilroy Long
         Beach Associates and the City of Long Beach.(1)
 10.19   Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy
         Industries, dated May 15, 1969, for SeaTac Office Center.(1)
 10.20   Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27,
         1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.21   Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17,
         1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.22   Airspace Lease, dated July 10, 1980, by and among the Washington State
         Department of Transportation, as lessor, and Sea Tac Properties, Ltd.
         and Kilroy Industries, as lessee.(1)
 10.23   Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for
         Sea/Tac Office Center.(1)
 10.24   Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.25   Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.26   Property Management Agreement between Kilroy Realty Finance
         Partnership, L.P. and Kilroy Realty, L.P.(1)
 10.27   Form of Environmental Indemnity Agreement.(1)
 10.28   Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport
         Imperial Co.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.29   Option Agreement by and between Kilroy Realty, L.P. and Kilroy
         Calabasas Associates.(1)
 10.30   Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)
 10.31   Employment Agreement between the Registrant and Richard E. Moran
         Jr.(1)
 10.32   Employment Agreement between the Registrant and Jeffrey C. Hawken.(1)
 10.33   Employment Agreement between the Registrant and C. Hugh Greenup.(1)
 10.34   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Sr.(1)
 10.35   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Jr.(1)
 10.36   License Agreement by and among the Registrant and the other persons named therein.(1)
 10.37   Form of Indenture of Mortgage, Deed of Trust, Security Agreement,
         Financing Statement, Fixture Filing and Assignment of Leases, Rents
         and Security Deposits.(1)
 10.38   Form of Mortgage Note.(1)
 10.39   Form of Indemnity Agreement.(1)
 10.40   Form of Assignment of Leases, Rents and Security Deposits.(1)
 10.41   Form of Credit Agreement.(1)
 10.42   Form of Variable Interest Rate Indenture of Mortgage, Deed of Trust,
         Security Agreement, Financing Statement, Fixture Filing and Assignment
         of Leases and Rents.(1)
 10.43   Form of Environmental Indemnity Agreement.(1)
 10.44   Form of Assignment, Rents and Security Deposits.(1)
 10.45   Revolving Credit Agreement, dated as of May 21, 1997, among Kilroy
         Realty, L.P., Morgan Guaranty Trust Company of New York and the Banks
         listed herein.(5)
 10.46   Form of Mortgage, Deed of Trust, Security Agreement, Financing
         Statement, Fixture Filing and Assignment of Leases and Rents.(1)
 10.47   Assignment of Leases, Rents and Security Deposits.(1)
 10.48   Purchase and Sale Agreement and Joint Escrow Instructions, dated April
         30, 1997, by and between Mission Land Company, Mission-Vacaville, L.P.
         and Kilroy Realty, L.P.(2)
 10.49   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         April 30, 1997, by and between Camarillo Partners and Kilroy Realty,
         L.P.(2)
 10.50   Purchase and Sale Agreement and Escrow Instructions, dated May 5,
         1997, by and between Kilroy Realty, L.P. and Pullman Carnegie
         Associates.(4)
 10.51   Amendment to Purchase and Sale Agreement and Escrow Instructions,
         dated June 27, 1997, by and between Pullman Carnegie Associates and
         Kilroy Realty, L.P.(4)
 10.52   Purchase and Sale Agreement, Contribution Agreement and Joint Escrow
         Instructions, dated May 12, 1997, by and between Shidler West
         Acquisition Company, LLC and Kilroy Realty, L.P.(3)
 10.53   First Amendment to Purchase and Sale Agreement, Contribution Agreement
         and Joint Escrow Instruction, dated June 6, 1997, between Kilroy
         Realty, L.P. and Shidler West Acquisition Company, LLC and Kilroy
         Realty, L.P.(3)
 10.54   Second Amendment to Purchase and Sale Agreement, Contribution
         Agreement and Joint Escrow Instructions, dated June 12, 1997, by and between Shidler West Acquisition Company, LLC and Kilroy Realty,
         L.P.(3)
 10.55   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         June 12, 1997, by and between Mazda Motor of America, Inc. and Kilroy
         Realty, L.P.(4)
 10.56   Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated June 30, 1997, by and between Mazda Motor of
         America, Inc. and Kilroy Realty, L.P.(4)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.57   Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica,
         California, dated June 16, 1997, by and between Santa Monica Number
         Seven Associates L.P. and Kilroy Realty, L.P.(4)
 10.58   First Amendment to Credit Agreement dated July 1, 1997.(5)
 10.59   Second Amendment to Credit Agreement and First Amendment to Variable
         Interest Rate Indenture of Mortgage, Deed of Trust, Security
         Agreement, Financing Statement, Fixture Filing and Assignment of
         Leases and Rent dated August 13, 1997.(5)
 10.60   Purchase and Sale Agreement and Joint Escrow Instructions, dated July
         10, 1997, by and between Kilroy Realty, L.P. and Mission Square
         Partners.(6)
 10.61   First Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, date July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated August 22, 1997.(6)
 10.62   Second Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 5, 1997.(6)
 10.63   Third Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 19, 1997.(6)
 10.64   Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 22, 1997.(6)
 10.65   Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 23, 1997.(6)
 10.66   Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 25, 1997.(6)
 10.67   Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 29, 1997.(6)
 10.68   Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated October 2, 1997.(6)
 10.69   Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated October 24, 1997.(6)
 10.70   Purchase and Sale Agreement and Escrow Instructions, dated December
         11, 1997, by and between Kilroy Realty, L.P. and Swede-Cal Properties,
         Inc., Viking Investors of Southern California, L.P. and Viking
         Investors of Southern California II, L.P.(9)
 21.1    List of Subsidiaries of the Registrant.(1)
 23.1    Consent of Deloitte & Touche LLP.
 24.1    Power of Attorney (included in Part IV of this Form 10-K).
 27.1    Financial Data Schedule.

-------
  Filed herewith.
(1) Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.
(2) Previously filed as Exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K (No. 1-12675), dated May 22, 1997, and incorporated herein by reference.
(3) Previously filed as Exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K (No. 1-12675), dated June 18, 1997, and incorporated herein by reference.
(4) Previously filed as Exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K (No. 1-12675), dated June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-32261) and incorporated herein by reference.
(6) Previously filed as an exhibit on Form 10-Q (No. 1-12675), for the quarterly period ended September 30, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Current Report on Form 8-K/A (No. 1-12675), dated October 29, 1997, and incorporated herein by reference.
(8) Previously filed as Exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K (No. 1-12675), dated November 7, 1997, and incorporated herein by reference.
(9) Previously filed as Exhibit 10.70 to the Current Report on Form 8-K (No. 1-12675), dated December 17, 1997, and incorporated herein by reference.

 (b) Reports on Form 8-K

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated May 22, 1997, in connection with the acquisition of six office buildings and 15 industrial buildings and 10 acres of undeveloped land.

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated June 18, 1997, in connection with the acquisition of one office building and ten industrial buildings.

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated June 30, 1997, in connection with the acquisition of six office buildings and one industrial building.

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated October 29, 1997, in connection with the acquisition of four office buildings.

  The Company filed the Current Report on Form 8-K/A (No. 1-12675), dated October 29, 1997, in connection with the financial statements for eight office buildings and four industrial buildings acquired.

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated November 7, 1997, in connection with the acquisition of four office buildings and four industrial buildings.

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated December 17, 1997, in connection with the acquisition of two office buildings and two industrial buildings.

  The Company filed the Current Report on Form 8-K/A (No. 1-12675), dated December 17, 1997, in connection with the financial statements for five properties acquired.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1997.

                                       Kilroy Realty Corporation

                                               /s/ John B. Kilroy, Jr.
                                       By: ___________________________________
                                                   John B. Kilroy, Jr.
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

3   KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Kilroy Realty Corporation, hereby severally constitute John B. Kilroy, Sr., John B. Kilroy, Jr., Jeffrey C. Hawken, Richard E. Moran Jr. and Ann Marie Whitney, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Kilroy Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                           TITLE                  DATE
                ----                           -----                  ----
    /s/ John B. Kilroy, Sr.
 _________________________________  Chairman of the Board        March 17, 1998
        John B. Kilroy, Sr.

    /s/ John B. Kilroy, Jr.         President, Chief Executive
 _________________________________   Officer and Director        March 17, 1998
        John B. Kilroy, Jr.          (Principal Executive
                                     Officer)

   /s/ Richard E. Moran Jr.         Executive Vice President
 _________________________________   and Chief Financial         March 17, 1998
       Richard E. Moran Jr.          Officer (Principal
                                     Financial Officer)

     /s/ Ann Marie Whitney          Vice President and
 _________________________________   Controller (Principal       March 17, 1998
         Ann Marie Whitney           Accounting Officer)

     /s/ Richard S. Allen
 _________________________________  Director                     March 17, 1998
         Richard S. Allen

              NAME                  TITLE        DATE
              ----                  -----        ----
     /s/ John R. D'Eathe
_________________________________  Director March 17, 1998
         John R. D'Eathe

    /s/ William P. Dickey
_________________________________  Director March 17, 1998
        William P. Dickey

     /s/ Matthew J. Hart
_________________________________  Director March 17, 1998
         Matthew J. Hart

    /s/ Dale F. Kinsella
_________________________________  Director March 17, 1998
        Dale F. Kinsella

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996
                         FOR THE THREE YEARS THEN ENDED

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheet as of December 31, 1997 and Combined Balance
 Sheet as of December 31, 1996............................................ F-3
Consolidated Statement of Operations for the period February 1, 1997 to
 December 31, 1997 and Combined Statements of Operations for the period
 January 1, 1997 to January 31, 1997 and for the years ended December 31,
 1996 and 1995............................................................ F-4
Consolidated Statement of Stockholders' Equity for the period February 1,
 1997 to December 31, 1997................................................ F-5
Combined Statements of Accumulated Deficit for the period January 1, 1997 to January 31, 1997 and for the years ended December 31, 1996 and 1995... F-6
Consolidated Statement of Cash Flows for the year ended December 31, 1997 and Combined Statements of Cash Flows for the years ended December 31,
 1996 and 1995............................................................ F-7
Notes to Consolidated and Combined Financial Statements................... F-8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

  We have audited the accompanying consolidated balance sheet of Kilroy Realty Corporation (the "Company") and the combined balance sheet of the Kilroy Group (described in Note 1) as of December 31, 1997 and 1996, respectively; the related consolidated statement of operations and shareholders' equity for the period February 1, 1997 to December 31, 1997, and the combined statements of operations and accumulated deficit for the period from January 1, 1997 to January 31, 1997, and the years ended December 31, 1996 and 1995; and the consolidated statement of cash flows for the year ended December 31, 1997 and the combined statements of cash flows for the years ended December 31, 1996 and 1995. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and the Kilroy Group as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the respective stated periods in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
March 2, 1998

                 KILROY REALTY CORPORATION (THE "COMPANY") AND
                   KILROY GROUP (PREDECESSOR TO THE COMPANY)

                 CONSOLIDATED BALANCE SHEET OF THE COMPANY AND
                   COMBINED BALANCE SHEET OF THE KILROY GROUP
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     KILROY REALTY
                                                      CORPORATION  KILROY GROUP
                                                     DECEMBER 31,  DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                       ASSETS
                       ------
INVESTMENT IN REAL ESTATE (Notes 1, 3, 5, 13 and
 14):
  Land and improvements.............................   $ 177,118    $  12,490
  Buildings and improvements........................     622,901      214,847
  Land held for development.........................      25,589
  Construction in progress..........................       9,082
                                                       ---------    ---------
    Total investment in real estate.................     834,690      227,337
  Accumulated depreciation and amortization.........    (121,780)    (109,668)
                                                       ---------    ---------
    Investment in real estate, net..................     712,910      117,669
CASH AND CASH EQUIVALENTS...........................       8,929
RESTRICTED CASH.....................................       5,680
TENANT RECEIVABLES, NET.............................       7,367        3,042
ESCROW DEPOSITS.....................................       5,114
DEFERRED CHARGES AND OTHER ASSETS, NET (Note 4).....      17,654        7,628
                                                       ---------    ---------
    TOTAL ASSETS....................................   $ 757,654    $ 128,339
                                                       =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
LIABILITIES:
  Mortgage debt (Note 5)............................   $ 131,363    $ 223,297
  Line of credit (Note 5)...........................     142,000
  Accounts payable and accrued expenses.............       9,711        7,614
  Accrued costs of option buy-out and tenant
   improvements.....................................                    1,390
  Accrued distributions.............................      10,804
  Rents received in advance and tenant security
   deposits.........................................      11,441        9,815
                                                       ---------    ---------
    Total Liabilities...............................     305,319      242,116
                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST...................................      55,185
                                                       ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 30,000,000 shares
   authorized None issued and outstanding Common
   stock, $.01 par value, 150,000,000 shares
   authorized 24,475,000 shares issued and
   outstanding......................................         245
  Additional paid-in capital (Note 12)..............     403,163
  Distributions in excess of earnings/accumulated
   deficit..........................................      (6,258)    (113,777)
                                                       ---------    ---------
    Total Stockholders' Equity/Accumulated Deficit..     397,150     (113,777)
                                                       ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......   $ 757,654    $ 128,339
                                                       =========    =========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    KILROY REALTY        KILROY GROUP
                                     CORPORATION  ----------------------------
                                     FEBRUARY 1,  JANUARY 1,    YEAR ENDED
                                       1997 TO      1997 TO    DECEMBER 31,
                                    DECEMBER 31,  JANUARY 31, ----------------
                                        1997         1997      1996     1995
                                    ------------- ----------- -------  -------
REVENUES:
  Rental income....................  $   56,069     $2,760    $35,022  $33,896
  Tenant reimbursements............       5,600        275      3,380    3,002
  Interest income..................       3,571
  Development services.............                     14        698    1,156
  Sale of air rights...............                                      4,456
  Other income.....................         889          4         76      398
                                     ----------     ------    -------  -------
    Total revenues.................      66,129      3,053     39,176   42,908
                                     ----------     ------    -------  -------
EXPENSES:
  Property expenses................       8,770        579      6,788    6,834
  Real estate taxes................       3,048        106      1,301    1,416
  General and administrative.......       4,949         78      2,383    2,152
  Ground leases....................         938         64        768      789
  Development expense..............                     46        650      737
  Option buy-out cost..............                             3,150
  Interest expense.................       9,738      1,895     21,853   24,159
  Depreciation and amortization....      13,236        787      9,111    9,474
                                     ----------     ------    -------  -------
    Total expenses.................      40,679      3,555     46,004   45,561
                                     ----------     ------    -------  -------
INCOME (LOSS) BEFORE EQUITY IN
 INCOME OF SUBSIDIARY, MINORITY
 INTEREST AND EXTRAORDINARY GAINS..      25,450       (502)    (6,828)  (2,653)
EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY........................          23
MINORITY INTEREST..................      (3,413)
                                     ----------     ------    -------  -------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAINS.............................      22,060       (502)    (6,828)  (2,653)
EXTRAORDINARY GAINS................                  3,204     20,095   15,267
                                     ----------     ------    -------  -------
NET INCOME.........................  $   22,060     $2,702    $13,267  $12,614
                                     ==========     ======    =======  =======
Net income per common share--basic
 (Note 10).........................  $     1.20
                                     ==========
Net income per common share--
 diluted (Note 10).................  $     1.19
                                     ==========
Weighted average shares
 outstanding--basic (Note 10)......  18,445,149
                                     ==========
Weighted average shares
 outstanding--diluted (Note 10)....  18,539,299
                                     ==========

   See accompanying notes to consolidated and combined financial statements.

                           KILROY REALTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               PERIOD FROM FEBRUARY 1, 1997 TO DECEMBER 31, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                            ADDITIONAL DISTRIBUTIONS
                         NUMBER OF   COMMON  PAID IN   IN EXCESS OF
                           SHARES    STOCK   CAPITAL     EARNINGS      TOTAL
                         ----------  ------ ---------- ------------- ---------
BALANCE AT FEBRUARY 1,
 1997...................         50          $      1    $(104,540)  $(104,539)
  Repurchase of common
   stock................        (50)               (1)                      (1)
  Issuance of common
   stock................ 24,375,000   $244    438,893      104,540     543,677
  Issuance of restricted
   stock................    100,000      1                                   1
  Restricted stock
   compensation (Note
   7)...................                          422                      422
  Adjustment for
   minority interest....                      (36,152)                 (36,152)
  Dividends declared
   ($1.42 per share)....                                   (28,318)    (28,318)
  Net Income............                                    22,060      22,060
                         ----------   ----   --------    ---------   ---------
BALANCE AT DECEMBER 31,
 1997................... 24,475,000   $245   $403,163    $  (6,258)  $ 397,150
                         ==========   ====   ========    =========   =========


   See accompanying notes to consolidated and combined financial statements.

                                  KILROY GROUP

                   COMBINED STATEMENTS OF ACCUMULATED DEFICIT

 JANUARY 1, 1997 TO JANUARY 31, 1997 AND THE YEARS ENDED DECEMBER 31, 1996 AND
                                      1995
                                 (IN THOUSANDS)

BALANCE, JANUARY 1, 1995............................................ $(130,334)
  Deemed and actual distributions to partners, net of contributions.    (4,106)
  Net income........................................................    12,614
                                                                     ---------
BALANCE, DECEMBER 31, 1995..........................................  (121,826)
  Deemed and actual distributions to partners, net of contributions.    (5,218)
  Net income........................................................    13,267
                                                                     ---------
BALANCE, DECEMBER 31, 1996..........................................  (113,777)
  Deemed and actual contributions from partners, net of
   distributions....................................................     6,535
  Net income........................................................     2,702
                                                                     ---------
BALANCE, JANUARY 31, 1997........................................... $(104,540)
                                                                     =========




   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE YEARS ENDED
                                                        DECEMBER 31,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................... $  24,762  $ 13,267  $ 12,614
  Adjustment to reconcile net income to net cash
   provided by (used in)
   operating activities:
    Depreciation and amortization...............    14,023     9,111     9,474
    Provision for bad debts.....................       450     1,266     1,000
    Restricted stock compensation...............       422
    Extraordinary gain..........................    (3,204)  (20,095)  (15,267)
    Minority interest in earnings...............     3,413
    Equity in income of unconsolidated
     subsidiary.................................       (23)
    Changes in assets and liabilities:
      Tenant receivables........................    (4,775)     (335)   (1,012)
      Deferred charges and other assets.........    (8,473)   (1,349)    2,095
      Accounts payable and accrued expenses.....     2,097     1,162     1,379
      Accrued cost of option buy-out and tenant
       improvements.............................    (1,390)    1,390
      Rents received in advance and tenant
       security deposits........................     1,626     1,103      (212)
                                                 ---------  --------  --------
        Net cash provided by operating
         activities.............................    28,928     5,520    10,071
                                                 ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties............  (512,071)   (2,354)   (1,162)
  Expenditures for undeveloped land and
   construction in progress.....................   (34,671)
  Escrow deposits...............................    (5,114)
  Net investment in and advances to
   unconsolidated subsidiary....................      (100)
                                                 ---------  --------  --------
        Net cash used in investing activities...  (551,956)   (2,354)   (1,162)
                                                 ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock...........   543,678
  Proceeds from debt issuance...................    98,000    21,143       625
  Borrowings on line of credit..................   142,000
  Principal payments on debt....................  (226,549)  (19,091)   (5,428)
  Deferred finance costs........................    (4,325)
  Restricted cash...............................    (5,680)
  Distributions paid............................   (21,702)
  Deemed and actual contributions from
   (distributions to) partners, net.............     6,535    (5,218)   (4,106)
                                                 ---------  --------  --------
        Net cash provided by (used in) financing
         activities.............................   531,957    (3,166)   (8,909)
                                                 ---------  --------  --------
Net increase in cash and cash equivalents.......     8,929
Cash and cash equivalents, beginning of period..
                                                 ---------  --------  --------
Cash and cash equivalents, end of period........ $   8,929  $      0  $      0
                                                 =========  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest........................ $  14,641  $ 25,175  $ 21,098
                                                 =========  ========  ========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable.............. $  10,804
                                                 =========
  Issuance of units of Kilroy Realty, L.P. to
   acquire properties........................... $  19,263
                                                 =========
  Issuance of mortgage debt to acquire
   properties................................... $  41,102
                                                 =========

   See accompanying notes to consolidated and combined financial statements.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1997

1. ORGANIZATION, FORMATION TRANSACTIONS AND OTHER CAPITAL TRANSACTIONS

  Kilroy Realty Corporation (the "Company") was incorporated in Maryland in September 1996, and is the successor to the operations of the Kilroy Group. The Kilroy Group consists of the combination of Kilroy Industries ("KI") and various entities, the properties of which were under common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr. The Company's Chairman of the Board of Directors, and President and Chief Executive Officer are John B. Kilroy, Sr. and John B. Kilroy, Jr. respectively. KI has historically provided acquisition, development, financing, management, construction and leasing services with respect to the properties held by the Kilroy Group. KI has also provided development services to third-party owners of properties for a fee. The accompanying combined financial statements of the Kilroy Group have been presented on a combined basis because of common ownership and management and because the entities were the subject of a business combination in 1997 with the Company.

  On January 31, 1997, the Company completed an initial public offering of 12,500,000 shares of its $.01 par value per share, common stock (the "Common Stock"). The offering price was $23.00 per share resulting in gross proceeds of $287,500,000. On February 7, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued 1,875,000 additional shares of Common Stock and received gross proceeds of $43,125,000. The aggregate proceeds to the Company, net of underwriters discount and offering costs, were approximately $302,700,000. The initial public offering, including the exercise of the over-allotment option in connection therewith, is hereinafter referred to as the "IPO".

  The following transactions occurred simultaneously with the completion of the IPO (collectively, the "Formation Transactions"):

  . The Company consummated various purchase agreements to acquire four properties for approximately $58,200,000 in cash. The four properties had aggregate operating revenues of approximately $9,100,000 and net operating income (before depreciation, amortization and interest) of approximately $6,300,000 during the year ended December 31, 1996.

  . The Company became the sole general partner of Kilroy Realty, L.P. (the "Operating Partnership"). Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering in exchange for an approximate 84.5% interest in the Operating Partnership. The Company also contributed cash to purchase 100% of Kilroy Realty Finance, Inc. ("Finance Inc."), which was formed to serve as the general partner of Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Operating Partnership executed various option and purchase agreements whereby it issued 2,652,374 common limited partnership units in the Operating Partnership ("Common Units"), representing an approximate 15.5% partnership interest, to the continuing investors in exchange for interest in properties. The continuing investors included John B. Kilroy, Sr. and John B. Kilroy, Jr., certain family members and certain entities owned by them. The Operating Partnership contributed certain properties to the Finance Partnership in exchange for a limited partnership interest therein. All properties acquired by the Company are held by or through the Operating Partnership or the Finance Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and Finance Inc.

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

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


  . The Operating Partnership contributed certain assets valued at approximately $100,000 to Kilroy Services, Inc. for 100% of its non-voting stock, representing a 5% ownership interest and a 95% economic interest in Kilroy Services, Inc. The voting common stock is owned entirely by John B. Kilroy, Sr. and John B. Kilroy, Jr.

  The transfer of the Properties and operating interests of affiliates of the Company to the Operating Partnership for cash or Common Units has been accounted for at the historical cost of those interests, similar to a pooling of interests.

  On August 20, 1997, the Company completed a follow-on public offering (the "August Offering") of 10,000,000 shares of Common Stock. The offering price was $25.50 per share resulting in gross proceeds of $255,000,000. The aggregate proceeds to the Company, net of underwriter's discount and offering costs, were approximately $241,000,000. The proceeds were used to pay outstanding indebtedness and to fund acquisitions.

  As a result of the capital transactions referred to above and the issuance of Common Units in connection with the purchase of certain properties (Note
3), as of December 31, 1997, the Company owned an 87.8% general partnership interest in the Operating Partnership.

  The Company is engaged in the acquisition, development, ownership and operation of office and industrial properties located in California, Washington, Nevada and Arizona. As of December 31, 1997, the Company owned 55 office properties encompassing approximately 4.2 million rentable square feet and 67 industrial properties encompassing approximately 5.0 million rentable square feet. The majority of the properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

  The consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership, the Finance Partnership and Finance Inc. at December 31, 1997 and the results of their operations for the period from February 1, 1997 to December 31, 1997. The operating results of the service business conducted by Kilroy Services, Inc. are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents--The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Restricted cash--Restricted cash consists of cash held as collateral to provide credit enhancement for the mortgage loans payable and cash reserves for capital expenditures and tenant improvements.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


  Rental Properties--Rental properties are stated at historical cost less accumulated depreciation, which, in the opinion of management does not require a provision for impairment. Costs incurred for the acquisition, renovation and betterment of the properties are capitalized. Maintenance and repairs are charged to expense as incurred.

  During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this standard, if impairment conditions exist, the Company makes an assessment of the recoverability of the carrying amounts of individual properties by estimating the future undiscounted cash flows, excluding interest charges, on a property by property basis. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Any long-lived assets to be disposed of are to be valued at estimated fair value less costs to sell. Based on such periodic assessments, no impairment losses have been recorded.

  Depreciation and Amortization--The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life ranging from five to twenty years for tenant improvements. Depreciation expense for the eleven months ended December 31, 1997, one month ended January 31, 1997, and the years ended December 31, 1996 and 1995 was $11,459,000,
$653,000, $7,894,000 and $8,299,000, respectively.

  Construction in Progress--Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

  Escrow Deposits--Escrow deposits consist of cash placed with third-party escrow agents pursuant to letters of intent and/or purchase and sale agreements signed by the Company. At December 31, 1997, the Company had escrow deposits of $5,114,000 for contemplated acquisitions of 886,000 aggregate rentable square feet of office and industrial buildings and 133 acres of undeveloped land. The aggregate acquisition cost of the land and buildings is estimated to be approximately $160,500,000.

  Deferred Charges--Deferred charges include deferred leasing costs and loan fees. Leasing costs include leasing commissions that are amortized on the straight-line basis over the initial lives of the leases, which range from five to ten years. Deferred loan fees are amortized on a straight-line basis over the terms of the respective loans, using the effective interest method.

  Accrued cost of option buy-out and tenant improvements--In September 1996, the Kilroy Group amended the terms of certain of their lease agreements. Such amendments included a $500,000 allowance for tenant improvements. In addition, the Kilroy Group agreed to pay $3,150,000 in consideration for the cancellation of an option to purchase a 50% equity interest in Kilroy Airport Center in El Segundo, which was reflected in the combined statement of operations for the year ended December 31, 1996. In November 1996, $2,260,000 of the total liability of $3,650,000, was paid by KI and its stockholders. In January 1997, $100,000 of the amount was paid by the Kilroy Group and the remaining balance was paid by the Company with the proceeds from the IPO.

  Accrued Property Taxes--As of December 31, 1996, $147,000 of accrued property taxes were delinquent. There were no delinquent property taxes as of December 31, 1997.

  Revenue Recognition and Tenant Receivables--Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the lease term. Unbilled deferred rent

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

represents the amount that straight-line rental income exceeds rents currently due under the lease agreement. Total tenant receivables consists of the following amounts at December 31:

                                                                 1997    1996
                                                                ------  -------
                                                                (IN THOUSANDS)
     Tenant rent and reimbursements receivable................. $5,096  $ 2,577
     Allowance for uncollectible rent..........................   (508)  (1,628)
     Unbilled deferred rent....................................  2,779    2,093
                                                                ------  -------
       Tenant receivables, net................................. $7,367  $ 3,042
                                                                ======  =======

  Included in tenant rent and reimbursements receivable are additional rentals based on common area maintenance expenses and certain other expenses that are accrued in the period in which the related expenses are incurred.

  Rents Received in Advance and Tenant Security Deposits--The balances as of December 31, 1997 and 1996 include a $4,000,000 payment received from a tenant in connection with the tenant's obligation to remove tenant improvements upon termination of the lease. Such payment is nonrefundable and will be recognized as income, net of the costs of removal of improvements, upon termination of the lease. The related lease expires in 1999, subject to a five-year option to renew.

  Income Taxes--The Company intends to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with the taxable year ended December 31, 1997. As a REIT, the Company will not generally be subject to corporate Federal income taxes to the extent that it distributes at least 95% of its taxable income to its stockholders and satisfies certain technical requirements of the Code relating to composition of its income and assets.

  Development Services--Development services revenues represent fees earned by the Kilroy Group for supervision services provided for building development of nonowned properties. Fees are typically a percentage of total development costs plus reimbursement for certain expenses. Unreimbursed expenses are recorded as development expenses and include items such as wages, equipment rental and supplies. Development services are now performed by Kilroy Services, Inc.

  Sale of Air Rights--In 1995, based on an agreement between the Kilroy Group and the California Transportation Commission, the Kilroy Group received $4,456,000, net of related expenses, for granting temporary construction and permanent air right easements over a portion of its property for the construction of a freeway on-ramp. In connection with this transaction, the Kilroy Group accrued $874,000 for the costs of restoration of the property after construction of the on-ramp.

  Extraordinary Gains--On January 31, 1997, pursuant to a forbearance agreement with an insurance company, the Kilroy Group exercised the right to purchase a note payable with a principal balance of $20,162,000 and $2,385,000 of accrued interest for $16,100,000. The forgiveness resulted in an extraordinary gain of $3,204,000 including the write-off of $1,283,000 of deferred financing fees.

  During June 1996, a bank note with an aggregate principal balance of $16,536,000 and $5,659,000 of accrued interest was settled for $2,100,000. The forgiveness of $20,095,000 has been recorded as an extraordinary gain.

  In September 1995, a note payable to a bank of $14,000,000 due in December 1994 and accrued interest payable of $3,867,000 was retired by a cash payment of $2,600,000. The Kilroy Group recorded an extraordinary gain of $15,267,000 as a result of this transaction.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Concentration of Credit Risk--One tenant, Hughes Space & Communications, accounted for approximately 14.7% of the Company's total base rental revenues for the eleven months ended December 31, 1997.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 1997, the Company had cash accounts in excess of FDIC insured limits.

  Fair Value of Financial Instruments--To meet the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated and combined financial statements when the fair value is different than the carrying value of those financial instruments The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  Based on borrowing rates currently available to the Company, the carrying amount of the mortgage debt and line of credit approximates fair value. Cash, receivables and other assets and liabilities are also carried at amounts that approximate fair value due to their short-term maturities.

  Recent Pronouncements--In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting for Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting these statements.

3. PROPERTY ACQUISITIONS

  During the period February 1, 1997 to December 31, 1997, the Company consummated a series of transactions to acquire 41 office and 55 industrial buildings for an aggregate purchase price of approximately $507,400,000 (See Notes 13 and 14). The office and industrial buildings contain approximately 2,163,000 and 3,690,000 of aggregate rentable square feet, respectively. The company also consummated a series of transactions to acquire approximately 50 acres of undeveloped land for an aggregate purchase price of approximately $25,400,000.

  These acquisitions were funded primarily with existing working capital, borrowings on the line of credit and proceeds from the IPO and the August Offering. In addition, the Company assumed four mortgage notes totaling $40,202,000, issued a promissory note in the amount of $900,000 (see Note 5), and the Operating Partnership issued, in aggregate, 753,838 Units valued at approximately $19,263,000 in connection with certain property acquisitions.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


4. DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets are summarized as follows at December 31:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
   Deferred assets:
     Deferred financing costs................................. $ 4,325  $ 2,968
     Deferred leasing costs...................................  16,299   11,563
                                                               -------  -------
       Total deferred assets..................................  20,624   14,531
   Accumulated amortization...................................  (7,572)  (7,728)
                                                               -------  -------
   Deferred assets, net.......................................  13,052    6,803
   Prepaid expenses and other.................................   4,602      825
                                                               -------  -------
       Total deferred charges and other assets, net........... $17,654  $ 7,628
                                                               =======  =======

5. MORTGAGE DEBT AND LINE OF CREDIT

  Mortgage Debt consists of the following at December 31:

                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
   Mortgage note payable, due February 2022, fixed interest
    at 8.35%, monthly principal and interest payments(a).....  $ 83,139
   Mortgage note payable, due January 1998, interest at LIBOR
    + 1.50% (7.1875% at December 31, 1997), monthly interest
    payments(b)..............................................    14,000
   Mortgage note payable, due December 2005, fixed interest
    at 8.45%, monthly principal and interest payments(c).....    13,765
   Mortgage note payable, due October 2013, fixed interest at
    8.21%, monthly principal and interest payments(d)........     7,908
   Mortgage note payable, due November 2014, fixed interest
    at 8.43%, monthly principal and interest payments(e).....    11,651
   Promissory Note, repaid January 1998, fixed interest at
    5.0%.....................................................       900
   Bank notes payable, due in January 1999, interest at LIBOR
    plus 1.15% (6.81% at December 31, 1996)(f)...............           $ 56,254
   Notes payable to finance company and related pension
    funds, due 1997 and 1998, varying interest rates from
    8.5% to 12.7%(f).........................................             28,447
   Note payable, due April 2001, fixed interest at 9.75%(f)..             20,162
   Note payable, due March 2006, fixed interest at 9.5%(f)...              1,957
   Note payable, due April 2002, fixed interest at 9.25%(f)..             94,095
   Note payable due June 1997, interest at LIBOR plus 3%
    (8.66% at December 31, 1996)(f)..........................             21,525
   Bank notes payable, due July 2008, fixed interest at
    10.0%(f).................................................                857
                                                               -------- --------
                                                               $131,363 $223,297
                                                               ======== ========

--------
(a) The mortgage note is secured by 17 properties with a combined book value of $168.6 million at December 31, 1997, and is subject to increases in the effective interest rate beginning February 2005.
(b) The mortgage note is secured by three properties with a combined book value of $39.1 million at December 31, 1997. On January 31, 1998, the Company extended the maturity date to January 31, 2000 and increased the amount of the mortgage note to $19.0 million.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(c) The mortgage note is secured by one property with a book value of $22.3 million at December 31, 1997.
(d) The mortgage note is secured by one property with a book value of $11.5 million at December 31, 1997.
(e) The mortgage note is secured by one property with a book value of $20.7 million at December 31, 1997
(f) Debt was repaid on January 31, 1997 from the proceeds of the IPO and new mortgage financing described in Note 1.

  As of December 31, 1997, the Company maintained a $250,000,000 secured revolving credit facility with a bank group led by Morgan Guaranty Trust Company of New York (the "Credit Facility"). Borrowings outstanding at December 31, 1997 were $142,000,000. The Credit Facility matures on May 30, 1999, with an option to extend for one year. It bears interest at rates that range from LIBOR plus 1.38% to LIBOR plus 1.50%. The Credit Facility is used to finance property acquisitions and development and for general corporate uses. Availability under the Credit Facility ($62,702,000 at December 31,
1997) is subject to, among other things, the value of the underlying collateral securing it. At December 31, 1997 the Credit Facility is secured by 66 properties with a combined book value of $358.1 million. The fee for unused funds is 0.25% based on outstanding balances. On February 24, 1998 the Company converted the Credit Facility into a $350,000,000 unsecured revolving credit facility, which matures February 2000, and bears interest at LIBOR plus 1.00% to LIBOR plus 1.25%, depending on the Company's leverage ratios.

  Scheduled principal payments for the above mortgage loans at December 31, 1997 are as follows:

     YEAR ENDING
     -----------                                                  (IN THOUSANDS)
      1998.......................................................    $  2,979
      1999.......................................................       2,260
      2000.......................................................      16,456
      2001.......................................................       2,670
      2002.......................................................       2,902
      Thereafter.................................................     104,096
                                                                     --------
        Total....................................................    $131,363
                                                                     ========

  In connection with an acquisition of an office property in August 1997, the Company issued a $6,650,000 non-interest bearing promissory note. The promissory note was repaid during October 1997.

  The Credit Facility and two mortgage notes contain convenants restricting the sale of certain properties and financial reporting requirements. In addition, the covenants require the Company to meet certain financial ratios. Some of the more restrictive covenants include a minimum debt service coverage, a maximum loan to value ratio, a minimum cash flow to debt service ratio, a minimum tangible net worth and a limit of development activities to total assets.

  Interest capitalized for the eleven months ended December 31, 1997 was $1,546,000. There was no interest capitalized for the month of January 1997 and the years ended December 31, 1996 and 1995.

  The mortgage notes payable and Credit Facility are secured by deeds of trust on certain of the Company's properties and for the mortgage notes, the assignment of certain rents and leases associated with those properties.

6. FUTURE MINIMUM RENT

  The Company has operating leases with tenants that expire at various dates through 2022 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses as well as sales volume of certain retail space within the office buildings. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 1997, are summarized as follows:

     YEAR ENDING
     -----------                                                  (IN THOUSANDS)
      1998.......................................................    $ 83,650
      1999.......................................................      71,482
      2000.......................................................      61,356
      2001.......................................................      46,179
      2002.......................................................      37,878
      Thereafter.................................................     112,493
                                                                     --------
        Total....................................................    $413,038
                                                                     ========

  Rental income from one tenant, Hughes Electronics Corporation's Space & Communications Company ("Hughes"), was $8,074,000, $10,783,000, and $10,817,000 in 1997, 1996 and 1995, respectively. Future minimum rents from this tenant are $50,974,000 at December 31, 1997.

7. EMPLOYEE RETIREMENT AND STOCK OPTION AND INCENTIVE PLANS

 Retirement Savings Plan

  Effective November 1, 1997, the Company adopted a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to twenty percent of their eligible compensation on a pre-tax basis subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant's annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan if they meet certain requirements concerning minimum period of credited service. For the year ended December 31, 1997, the Company's contribution to the 401(k) Plan was $28,000.

 Stock Option and Incentive Plan

  The Company has established a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining officers and key employees, under which restricted shares or stock options may be granted.

  The Stock Plan authorizes the issuance of 1,500,000 shares of Common Stock of the Company. As of December 31, 1997, 100,000 shares have been issued as restricted shares of Common Stock and options to purchase 1,185,000 shares of Common Stock have been granted to directors, officers and employees under the Stock Plan. The range of exercise prices for the options outstanding at December 31, 1997 is $23.00 through $27.38, and none of the options are exercisable at December 31, 1997. The weighted average exercise price of the options outstanding at December 31, 1997 is $23.80 with a weighted average remaining contractual life of 9.2 years. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of grant.

  Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of two Directors who are not officers of the Company, determine

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

compensation, including awards under the Stock Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $0.01 and will vest 20% per year over a five-year period. Restricted stock has the same dividend and voting rights as Common Stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five-year vesting period. In connection with the IPO 100,000 shares of restricted stock were issued to an executive officer of the Company for a price of $1,000. Compensation expense relating to these shares was approximately $422,000 for the eleven months ended December 31, 1997.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and will continue to use the intrinsic value based method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for the options granted under the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income on a pro forma basis at December 31, 1997, would have been $20,981,000. In addition, on a pro forma basis, the Company's basic and diluted net income per share at December 31, 1997 would have been $1.14 and $1.13, respectively.

  The fair value of each option grant issued in 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 6.0%, (b) expected volatility of the Company's stock of 21.8%, (c) risk free interest rate of 5.4%, (d) expected option life of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

8. COMMITMENTS AND CONTINGENCIES

  Operating Leases--The Company has a noncancelable ground lease obligation on Kilroy Airport Center Long Beach with an initial lease period expiring on July 31, 2035. Further, the Company has noncancelable ground lease obligations on the SeaTac Office Center expiring on December 31, 2032 with an option to extend the leases for an additional 30 years. Rentals are subject to adjustments every five years based on changes in the Consumer Price Index.

  The minimum commitment under these leases at December 31, 1997 is as follows:

     YEAR ENDING
     -----------                                                  (IN THOUSANDS)
      1998.......................................................    $ 1,099
      1999.......................................................      1,260
      2000.......................................................      1,394
      2001.......................................................      1,394
      2002.......................................................      1,394
      Thereafter.................................................     44,906
                                                                     -------
        Total....................................................    $51,447
                                                                     =======

  Purchase Agreement--On October 31, 1997, the Company entered into an agreement with The Allen Group ("TAG"), a San Diego-based real estate investment company, to purchase office and industrial buildings with approximately 1,730,000 aggregate rentable square feet and to develop approximately 750,000 square feet of office space for approximately $300,000,000. As of December 31, 1997, the Company completed the first phase

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

of the acquisitions from TAG by acquiring four office and four industrial buildings with 907,000 aggregate rentable square feet for an aggregate purchase price of approximately $80,000,000.

  The second phase of the transaction is expected to consist of the purchase of five office and three industrial properties located in California and Nevada with approximately 823,000 aggregate rentable square feet and an estimated aggregate purchase price of approximately $120,000,000. The Company expects the acquisitions to occur during 1998, pursuant to the completion of construction and/or stabilized occupancy of the properties.

  The third phase of the transaction is expected to consist of the development of two office projects in San Diego, California with approximately 750,000 aggregate rentable square feet for an estimated aggregate purchase price of approximately $100,000,000. The Company has agreed to purchase a 50% managing interest in the two projects upon completion of all necessary entitlements and infrastructure, and will manage the development of both projects. The Company has an option to purchase TAG's remaining interest in both projects. It is estimated that construction will commence during the fourth quarter of 1998.

  Litigation--The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

  Environmental Matters--The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

9. RELATED-PARTY TRANSACTIONS

  In December 1997, the Company purchased construction materials and architectural and engineering plans from John B. Kilroy, Sr. and John B. Kilroy, Jr. for approximately $3,024,000.

  In October 1997, Kilroy Services, Inc., a consolidated subsidiary of the Company, entered into a management agreement to manage the development of certain properties owned by entities under common control of Richard S. Allen, an independent director of the Company. At December 31, 1997, Kilroy Services, Inc. had a receivable balance of $250,000 for management fees earned during November and December 1997. The fees were paid in January and February 1998.

  Pursuant to management agreements, the Operating Partnership provides management and leasing services, and Kilroy Services, Inc. provides development services with respect to two properties, each of which is beneficially owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. The Operating Partnership recorded fees of $140,000 relating to the management and leasing services, and Kilroy Services, Inc. recorded fees of $183,000 related to the development services, for the eleven months ended December 31, 1997.

  Through January 31, 1997, KI provided management, legal, accounting and general administrative services pursuant to agreements that provide for management fees based upon a percentage of gross revenues from the properties and reimbursement of other costs incurred by KI in connection with providing the aforementioned services. Kilroy Company ("KC"), an affiliated entity, provided marketing and leasing services through January 31, 1997. Charges by KC include leasing commissions paid to employees and outside leasing brokers as

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

well as fees to cover its general administrative costs. Management fees are expensed as incurred and are included in property expenses. Leasing fees are capitalized and amortized over the life of the related leases. In addition, KI was a tenant at the Kilroy Airport Center at El Segundo and Kilroy Airport Center Long Beach, under month-to-month basis leases. Charges for services provided by KI and KC and rental income from KI are summarized as follows:

                                                                    1996   1995
                                                                   ------ ------
     Management fees.............................................. $1,220 $1,343
     Leasing fees................................................. $1,878 $  804
     Rental income................................................ $  524 $  528

  Management fees in 1995 include a fourth quarter charge of $321,000 relating to management time incurred for the renegotiation of loans.

10. EARNINGS PER SHARE

  The Company adopted SFAS No. 128, Earnings Per Share, for the period ended December 31, 1997. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                               INCOME       SHARES     PER SHARE
                                             (NUMERATOR) (DENOMINATOR)  AMOUNT
                                             ----------- ------------- ---------
                                                       (IN THOUSANDS)
     Basic..................................   $22,060    18,445,149     $1.20
     Effect of Dilutive Securities:
       Stock Options granted................                  94,150
                                               -------    ----------
     Diluted................................   $22,060    18,539,299     $1.19
                                               =======    ==========     =====

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial data for the eleven months ended December 31, 1997 is as follows:

                               PERIOD FROM            THREE MONTHS ENDED
                             FEBRUARY 1, 1997 ----------------------------------
                                    TO         JUNE
                              MARCH 31, 1997    30,   SEPTEMBER 30, DECEMBER 31,
                             ---------------- ------- ------------- ------------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...................       $8,972      $14,569    $19,107      $23,481
Income from operations be-
 fore minority interest....        3,138        4,876      7,457       10,002
Net income available to
 common stockholders.......        2,652        4,108      6,480        8,820
Income per share of Common
 Stock (basic and diluted).       $  .18      $   .28    $   .34      $   .36

  Primarily due to the issuance of 10,000,000 additional shares of Common Stock in connection with the August Offering, the sum of the quarterly earnings per share in 1997 varies from the annual earnings per share.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


12. SUBSEQUENT EVENTS

  On January 9, 1998, dividends of $10,804,000 were paid to stockholders and unitholders of record on December 31, 1997.

  In January 1998, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") which registered $400,000,000 of equity securities of the Company. The statement was declared effective by the SEC on February 11, 1998.

  On February 6, 1998, the Operating Partnership issued 1,200,000 units of 8.075% Series A Cumulative Preferred Units through a private placement with an institutional investor. The per unit price was $50.00 and the net proceeds after underwriting discounts and offering costs of $58,500,000, were used to repay borrowings on the Credit Facility.

  On February 18, 1998, the Company sold 724,888 shares of Common Stock in a public offering. The per share price of $27.50 resulted in net proceeds of $18,900,000 after underwriter's discount and offering costs, which were used to repay borrowings on the Credit Facility.

  On February 23, 1998, the Company sold 1,000,000 shares of Common Stock in a public offering. The per share price of $27.50 resulted in net proceeds of $26,075,000 after underwriter's discount and offering costs, which were used to repay borrowings on the Credit Facility.

  From January 1, 1998 through February 28, 1998, the Company acquired the following properties with borrowings on the Credit Facility:

                                                                     PURCHASE
                                   ACREAGE/SQUARE   LOCATION OF        PRICE
   DESCRIPTION                        FOOTAGE         PROPERTY     (IN MILLIONS)
   -----------                     -------------- ---------------- -------------
   Office building................     48,000     Los Angeles, CA      $ 7.5
   Office building................     70,000     Santa Monica, CA      16.5
   Office buildings...............    149,000     Fullerton, CA         10.6
   Office buildings...............     79,000     Anaheim, CA            7.1
   Industrial building............    143,000     Irvine, CA            12.6
   Industrial buildings...........    234,000     San Jose, CA          27.4
   Industrial building............     75,000     Reno, NV               6.9
                                                                       -----
     Total........................                                     $88.6
                                                                       =====

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


13. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the years ended December 31, 1997 and 1996 are presented as if the IPO and Formation Transactions, the August Offering and the Acquisitions described in Note 3 to the financial statements had occurred on January 1, 1996. Such pro forma information is based upon the consolidated financial statements of the Company for the eleven months ended December 31, 1997 and the combined financial statements of the Kilroy Group for the period January 1, 1997 to January 31, 1997 and the twelve months ended December 31, 1996 and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming the Acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          PRO FORMA INCOME STATEMENT
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
   Total revenues........................................  $   97,117 $   94,857
                                                           ========== ==========
   Net income before extraordinary items.................  $   30,782 $   25,041
                                                           ========== ==========
   Net income............................................  $   30,782 $   25,041
                                                           ========== ==========
   Income per share of Common Stock (basic)..............  $     1.26 $     1.02
                                                           ========== ==========
   Income per share of Common Stock (diluted)............  $     1.25 $     1.02
                                                           ========== ==========
   Weighted average number of shares of Common Stock out-
    standing (basic).....................................  24,475,000 24,475,000
                                                           ========== ==========
   Weighted average number of shares of Common Stock
    outstanding (diluted)................................  24,569,150 24,569,150
                                                           ========== ==========

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


14. SCHEDULE OF RENTAL PROPERTY

                                                   DECEMBER 31, 1997
                          -------------------------------------------------------------------
                                                               GROSS AMOUNTS
                                                             AT WHICH CARRIED
                             INITIAL COST        COSTS      AT CLOSE OF PERIOD
                          ------------------  CAPITALIZED  ---------------------                               NET
                                 BUILDINGS   SUBSEQUENT TO                                       DATE OF     RENTABLE
                                    AND      ACQUISITION/                        ACCUMULATED   ACQUIS.(A)/    SQUARE
   PROPERTY LOCATION      LAND  IMPROVEMENTS  IMPROVEMENT  LAND  BUILDING TOTAL  DEPRECIATION CONSTRC.(C)(1)   FEET
   -----------------      ----- ------------ ------------- ----- -------- ------ ------------ -------------- --------
                                                                (IN THOUSANDS)
Office Properties:
Kilroy Airport Center at
 El Segundo.............  6,141    69,195       19,429     6,141  88,624  94,765    48,601        1983(C)    701,307
 El Segundo, California
Kilroy Airport Center
 Long Beach--Phase I....                        23,507            23,507  23,507       616        1997(A)    225,083
 Long Beach, California
Kilroy Airport Center
 Long Beach--Phase II...           47,387        7,902            55,289  55,289    18,462        1989(C)    395,480
 Long Beach, California
La Palma Business Center
 4175 E. La Palma
  Avenue................  1,518     2,612            2     1,518   2,614   4,132        69        1997(A)     42,790
 Anaheim, California
2829 Townsgate Road.....  5,248     8,001          273     5,248   8,274  13,522       210        1997(A)     81,158
 Thousand Oaks,
  California
181/185 S. Douglas
 Street.................    525     4,687        1,909       628   6,493   7,121     3,843        1978(C)     60,000
 El Segundo, California
SeaTac Office Center....           25,993       13,148            39,141  39,141    24,022        1977(C)    532,430
 Seattle, Washington
23600-23610 Telo Avenue
 .......................  2,636     3,975                  2,636   3,975   6,611        66        1997(A)     79,967
 Torrance, California
2100 Colorado Avenue....  5,474    26,087                  5,474  26,087  31,561       373        1997(A)     94,844
 Santa Monica,
  California
5151-5155 Camino Ruiz...  4,501    19,710                  4,501  19,710  24,211       329        1997(A)    276,216
 Camarillo, California
111 Pacifica............  5,165     4,653                  5,165   4,653   9,818        66        1997(A)     67,359
 Irvine, California
2501 Pullman............  6,588     9,050                  6,588   9,050  15,638       129        1997(A)    124,921
 Santa Ana, California
701-741 E. Ball Road....  2,484     5,475                  2,484   5,475   7,959       104        1997(A)    114,498
 Anaheim, California
26541 Agoura Road.......  1,979     9,630                  1,979   9,630  11,609       183        1997(A)     90,878
 Calabasas, California
9451 Toldeo Way.........              869                            869     869        12        1997(A)     27,200
 Irvine, California
1633 26th Street........  2,080     6,672          210     2,080   6,882   8,962        41        1997(A)     43,800
 Santa Monica,
  California
4351 Latham Avenue......    307     1,555                    307   1,555   1,862        11        1997(A)     21,930
 Riverside, California
4361 Latham Avenue......    764     3,577                    764   3,577   4,341        26        1997(A)     31,425
 Riverside, California
601 Valencia Avenue.....  3,518     2,900            3     3,518   2,903   6,421        21        1997(A)     60,755
 Brea, California
3750 University Avenue..  2,909    19,372                  2,909  19,372  22,281        92        1997(A)    124,609
 Riverside, California
6220 Greenwich Drive....  4,796    15,863                  4,796  15,863  20,659        76        1997(A)    141,214
 San Diego, California
6055 Lusk Avenue........  3,935     8,008                  3,935   8,008  11,943        38        1997(A)     93,000
 San Diego, California
6260 Sequence Drive.....  3,206     9,803                  3,206   9,803  13,009        47        1997(A)    130,000
 San Diego, California

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


                                                 DECEMBER 31, 1997
                    ---------------------------------------------------------------------------
                                                              GROSS AMOUNTS
                                                             AT WHICH CARRIED
                        INITIAL COST          COSTS         AT CLOSE OF PERIOD
                    ---------------------  CAPITALIZED  --------------------------                                NET
                              BUILDINGS   SUBSEQUENT TO                                            DATE OF     RENTABLE
                                 AND      ACQUISITION/                             ACCUMULATED   ACQUIS.(A)/    SQUARE
 PROPERTY LOCATION    LAND   IMPROVEMENTS  IMPROVEMENT    LAND   BUILDING  TOTAL   DEPRECIATION CONSTRC.(C)(1)   FEET
 -----------------  -------- ------------ ------------- -------- -------- -------- ------------ -------------- ---------
                                                               (IN THOUSANDS)
6290 Sequence
 Drive............     2,403      7,349                    2,403    7,349    9,752         35       1997(A)       90,000
 San Diego,
  California
8101 Kaiser
 Blvd. ...........     2,369      6,180                    2,369    6,180    8,549         15       1997(A)       60,177
 Anaheim,
  California
3130 Wilshire
 Blvd. ...........     8,921      6,579                    8,921    6,579   15,500                  1997(A)       83,800
 Santa Monica,
  California
12312 W. Olympic
 Blvd. ...........     4,115     12,202                    4,115   12,202   16,317                  1997(A)       72,700
 Los Angeles,
  California
Pacific Park
 Plaza............     6,281      8,314                    6,281    8,314   14,595                  1997(A)      131,668
 Aliso Viejo,
  California
Anaheim Corporate
 Center...........     5,305     10,149                    5,305   10,149   15,454                  1997(A)      157,876
 Anaheim,
  California
525 N. Brand
 Blvd. ...........     1,360      8,771                    1,360    8,771   10,131                  1997(A)       43,649
                    --------   --------      -------    -------- -------- --------   --------                  ---------
 Glendale,
  California
 SUBTOTAL OFFICE
  PROPERTIES......  $ 94,528   $364,618      $66,383    $ 94,631 $430,898 $525,529   $ 97,487                  4,200,734
                    ========   ========      =======    ======== ======== ========   ========                  =========
Industrial
 Properties:
2031 E. Mariposa
 Avenue...........       132        867        2,698         132    3,565    3,697      2,845       1954(C)      192,053
 El Segundo,
  California
3340 E. La Palma
 Avenue...........        67      1,521        2,952          67    4,473    4,540      3,566       1966(C)      153,320
 Anaheim,
  California
2260 E. El Segundo
 Blvd. ...........     1,423      4,194        1,266       1,703    5,180    6,883      3,242       1979(C)      113,820
 El Segundo,
  California
2265 E. El Segundo
 Blvd. ...........     1,352      2,028          645       1,571    2,454    4,025      1,670       1978(C)       76,570
 El Segundo,
  California
1000 E. Ball Road.       838      1,984          721         838    2,705    3,543      1,910       1956(C)/     100,000
 Anaheim,
  California                                                                                        1974(A)
1230 S. Lewis
 Road.............       395      1,489        2,058         395    3,547    3,942      2,592       1982(C)       57,730
 Anaheim,
  California
12681/12691 Pala
 Drive............       471      2,115        1,223         471    3,338    3,809      3,069       1980(A)       84,700
 Garden Grove,
  California
2270 E. El Segundo
 Blvd. ...........       361        100           80         419      122      541         76       1977(C)        7,500
 El Segundo,
  California
5115 N. 27th
 Avenue...........       125      1,206          (36)        125    1,170    1,295      1,168       1962(C)      130,877
 Phoenix, Arizona
12752-12822
 Monarch Street...     3,975      5,238                    3,975    5,238    9,213        135       1997(A)      277,037
 Garden Grove,
  California
4155 E. La Palma
 Avenue...........     1,148      2,681                    1,148    2,681    3,829         70       1997(A)       74,618
 Anaheim,
  California
4125 E. La Palma
 Avenue...........     1,690      2,604            8       1,690    2,612    4,302         69       1997(A)       69,472
 Anaheim,
  California
Brea Industrial
 Properties.......     1,263     13,927                    1,263   13,927   15,190        231       1997(A)      276,278
 Brea, California
Garden Grove
 Industrial
 Properties.......     1,868     11,894          281       1,868   12,175   14,043        199       1997(A)      275,971
 Garden Grove,
  California
821 S.
 Rockefeller......     2,189      3,272                    2,189    3,272    5,461         55       1997(A)      153,566
 Ontario,
  California

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


                                                   DECEMBER 31, 1997
                          -------------------------------------------------------------------
                                                               GROSS AMOUNTS
                                                             AT WHICH CARRIED
                             INITIAL COST        COSTS      AT CLOSE OF PERIOD
                          ------------------  CAPITALIZED  ---------------------                               NET
                                 BUILDINGS   SUBSEQUENT TO                                       DATE OF     RENTABLE
                                    AND      ACQUISITION/                        ACCUMULATED   ACQUIS.(A)/    SQUARE
   PROPERTY LOCATION      LAND  IMPROVEMENTS  IMPROVEMENT  LAND  BUILDING TOTAL  DEPRECIATION CONSTRC.(C)(1)   FEET
   -----------------      ----- ------------ ------------- ----- -------- ------ ------------ -------------- --------
                                                                (IN THOUSANDS)
17150 Von Karman........  4,848     7,342                  4,848   7,342  12,190     140          1997(A)    157,458
 Irvine, California
7421 Orangewood Avenue..    612     3,967                    612   3,967   4,579      47          1997(A)     82,602
 Garden Grove,
  California
5325 East Hunter Avenue.  1,728     3,555                  1,728   3,555   5,283      68          1997(A)    109,449
 Anaheim, California
184-220 Technology
 Drive..................  7,464     7,621                  7,464   7,621  15,085     114          1997(A)    159,021
 Irvine, California
9401 Toledo Way.........  8,572     7,818                  8,572   7,818  16,390     112          1997(A)    244,800
 Irvine, California
12400 Industry Street...    943     2,110                    943   2,110   3,053      30          1997(A)     64,200
 Garden Grove,
  California
Walnut Park Business
 Center.................  2,588     6,090                  2,588   6,090   8,678      44          1997(A)    165,420
 Diamond Bar, California
2055 S.E. Main Street...    772     2,343                    772   2,343   3,115      22          1997(A)     47,583
 Irvine, California
201 North Sunrise
 Avenue.................  2,622    11,741                  2,622  11,741  14,363     112          1997(A)    162,203
 Roseville, California
14831 Franklin Avenue...  1,112     1,065                  1,112   1,065   2,177      10          1997(A)     36,256
 Tustin, California
6828 Nancy Ridge Drive..  1,914     1,110                  1,914   1,110   3,024      11          1997(A)     39,669
 San Diego, California
1961 Concourse Drive....  5,112     6,549                  5,112   6,549  11,661      62          1997(A)    110,132
 San Jose, California
1710 Fortune Drive......  3,362     5,750                  3,362   5,750   9,112      55          1997(A)     86,000
 San Jose, California
1675 MacArthur..........  2,076     2,114                  2,076   2,114   4,190      20          1997(A)     50,842
 Costa Mesa, California
3130-3150 Miraloma......  3,335     3,727                  3,335   3,727   7,062      27          1997(A)    144,000
 Anaheim, California
3125 E. Coronado Street.  3,669     4,341                  3,669   4,341   8,010      31          1997(A)    144,000
 Anaheim, California
1951 E. Carnegie........  1,830     3,630         158      1,830   3,788   5,618      17          1997(A)    100,000
 Santa Ana, California
5115 E. La Palma Avenue.  2,471     6,675                  2,471   6,675   9,146      32          1997(A)    291,146
 Anaheim, California
3735 Imperial Highway...    763    10,747                    763  10,747  11,510      51          1997(A)    164,540
 Stockton, California
41093 County Center
 Drive..................  1,709     2,841                  1,709   2,841   4,550      14          1997(A)     77,582
 Temecula, California
1840 Aerojet Way........    727     3,792                    727   3,792   4,519      18          1997(A)    102,948
 Las Vegas, Nevada
1900 Aerojet Way........    644     4,093                    644   4,093   4,737      19          1997(A)    106,717
 Las Vegas, Nevada
4880 Colt Street........  1,488     3,919                  1,488   3,919   5,407       9          1997(A)    125,511
 Ventura, California
Gothard Business Park...  1,812     1,819                  1,812   1,819   3,631                  1997(A)     56,638
 Huntington Beach,
  California

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


                                                 DECEMBER 31, 1997
                    ---------------------------------------------------------------------------
                                                              GROSS AMOUNTS
                                                             AT WHICH CARRIED
                        INITIAL COST          COSTS         AT CLOSE OF PERIOD
                    ---------------------  CAPITALIZED  --------------------------                                NET
                              BUILDINGS   SUBSEQUENT TO                                            DATE OF     RENTABLE
                                 AND      ACQUISITION/                             ACCUMULATED   ACQUIS.(A)/    SQUARE
 PROPERTY LOCATION    LAND   IMPROVEMENTS  IMPROVEMENT    LAND   BUILDING  TOTAL   DEPRECIATION CONSTRC.(C)(1)   FEET
 -----------------  -------- ------------ ------------- -------- -------- -------- ------------ -------------- ---------
                                                               (IN THOUSANDS)
Dimension Business
 Park.............     1,606      1,945                    1,606    1,945    3,551                  1997(A)       45,267
 Lake Forest,
  California
Giltspur Building.       854      3,843                      854    3,843    4,697                  1997(A)      110,220
                    --------   --------      -------    -------- -------- --------   --------                  ---------
 Garden Grove,
  California
 SUBTOTAL
  INDUSTRIAL
  PROPERTIES .....  $ 81,930   $175,667      $12,054    $ 82,487 $187,164 $269,651   $ 21,962                  5,027,716
                    ========   ========      =======    ======== ======== ========   ========                  =========
Development
 Properties:
Kilroy Airport
 Long Beach--
 Phase III(2).....                             6,072                6,072    6,072      1,358       1989(C)
 Long Beach,
  California
Kilroy Airport
 Long Beach--
 Phase IV(3)......                             2,087                2,087    2,087        973       1989(C)
 Long Beach,
  California
Foothill Ranch
 Towne Center.....     3,334                   5,559       3,428    5,465    8,893                  1997(A)
 Foothill Ranch,
  California
Brea--Lambert
 Road.............     3,381                     300       3,443      238    3,681                  1997(A)
 Brea, California
Lusk Mira Mesa
 Business Park....     7,870                               7,870             7,870                  1997(A)
 San Diego,
  California
Anaheim Technology
 Center...........    10,848                      59      10,848       59   10,907                  1997(A)
                    --------   --------      -------    -------- -------- --------   --------                  ---------
 Anaheim,
  California
 SUBTOTAL
  DEVELOPMENT
  PROPERTIES......  $ 25,433   $      0      $14,077    $ 25,589 $ 13,921 $ 39,510   $  2,331
                    ========   ========      =======    ======== ======== ========   ========                  =========
 TOTAL ALL
  PROPERTIES......  $201,891   $540,285      $92,514    $202,707 $631,983 $834,690   $121,780                  9,228,450
                    ========   ========      =======    ======== ======== ========   ========                  =========

-------
(1) Represents date of construction or acquisition by the Company, or the Company's Predecessor, the Kilroy Group.

(2) $2,908 of total costs represent infrastructure costs incurred in 1989. The remaining $3,164 represents the work in process balance for ongoing construction of one office building at December 31, 1997.

(3) These costs represent infrastructure costs incurred in 1989.

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)


  The aggregate gross cost of property included above for federal income tax purposes, approximated $778,019,056 as of December 31, 1997.

  The following table reconciles the historical cost of the Properties from January 1, 1995 to December 31, 1997:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
     Balance, beginning of year..................... $227,337 $224,983 $223,821
       Additions during period--
         Acquisition, improvements, etc. ...........  607,353    2,354    1,162
                                                     -------- -------- --------
     Balance, end of year........................... $834,690 $227,337 $224,983
                                                     ======== ======== ========

  The following table reconciles the accumulated depreciation from January 1, 1995 to December 31, 1997:

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
     Balance, beginning of year...................... $109,668 $101,774 $ 93,475
       Additions during period--
         Depreciation and amortization for the year..   12,112    7,894    8,299
                                                      -------- -------- --------
     Balance, end of year............................ $121,780 $109,668 $101,774
                                                      ======== ======== ========

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     FEBRUARY 1, 1997 TO DECEMBER 31, 1997,
                  JANUARY 1, 1997 TO JANUARY 31, 1997 AND THE
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                CHARGED TO
                                                COSTS AND
                                     BALANCE AT  EXPENSES              BALANCE
                                     BEGINNING  OR RENTAL              AT END
                                     OF PERIOD   REVENUE   DEDUCTIONS OF PERIOD
                                     ---------- ---------- ---------- ---------
February 1, 1997 to December 31,
 1997--Allowance for
 uncollectible rent.................   $1,675     $  400    $(1,567)   $  508
                                       ======     ======    =======    ======
January 1, 1997 to January 31,
 1997--Allowance for
 uncollectible rent.................   $1,628     $   50    $    (3)   $1,675
                                       ======     ======    =======    ======
Year Ended December 31, 1996--
 Allowance for uncollectible rent...   $1,837     $1,266    $(1,475)   $1,628
                                       ======     ======    =======    ======
Year Ended December 31, 1995--
 Allowance for uncollectible rent...   $  837     $1,000    $   --     $1,837
                                       ======     ======    =======    ======

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
  2.1    Contribution Agreement, dated October 21, 1997, by and
         between Kilroy Realty, L.P. and Kilroy Realty
         Corporation and The Allen Group and the Allens.(8)
  3.1    Articles of Amendment and Restatement of the
         Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  3.3    Form of Certificate for Common Stock of the
         Registrant.(1)
  4.1    First Amendment to the Amended and Restated Agreement
         of Limited Partnership of Kilroy Realty, L.P., dated
         October 31, 1997.(8)
  4.2    Registration Rights Agreement dated as of October 31,
         1997.(7)
 10.1    Amended and Restated Agreement of Limited Partnership
         of Kilroy Realty, L.P.(1)
 10.2    Form of Registration Rights Agreement among the
         Registrant and the persons named therein.(1)
 10.3    Omnibus Agreement, dated as of October 30, 1996, by and
         among Kilroy Realty, L.P. and the parties named
         therein.(1)
 10.4    Supplemental Representations, Warranties and Indemnity
         Agreement by and among Kilroy Realty, L.P. and the
         parties named therein.(1)
 10.5    Pledge Agreement by and among Kilroy Realty, L.P., John
         B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy
         Industries.(1)
 10.6    1997 Stock Option and Incentive Plan of the Registrant
         and Kilroy Realty, L.P.(1)
 10.7    Form of Indemnity Agreement of the Registrant and
         Kilroy Realty, L.P. with certain officers and
         directors.(1)
 10.8    Lease Agreement, dated January 24, 1989, by and between
         Kilroy Long Beach Associates and the City of Long Beach
         for Kilroy Long Beach Phase I.(1)
 10.9    First Amendment to Lease Agreement, dated December 28,
         1990, by and between Kilroy Long Beach Associates and
         the City of Long Beach for Kilroy Long Beach Phase
         I.(1)
 10.10   Lease Agreement, dated July 17, 1985, by and between
         Kilroy Long Beach Associates and the City of Long Beach
         for Kilroy Long Beach Phase III.(1)
 10.11   Lease Agreement, dated April 21, 1988, by and between
         Kilroy Long Beach Associates and the Board of Water
         Commissioners of the City of Long Beach, acting for and
         on behalf of the City of Long Beach, for Long Beach
         Phase IV.(1)
 10.12   Lease Agreement, dated December 30, 1988, by and
         between Kilroy Long Beach Associates and City of Long
         Beach for Kilroy Long Beach Phase II.(1)
 10.13   First Amendment to Lease, dated January 24, 1989, by
         and between Kilroy Long Beach Associates and the City
         of Long Beach for Kilroy Long Beach Phase III.(1)
 10.14   Second Amendment to Lease Agreement, dated December 28,
         1990, by and between Kilroy Long Beach Associates and
         the City of Long Beach for Kilroy Long Beach
         Phase III.(1)
 10.15   First Amendment to Lease Agreement, dated December 28,
         1990, by and between Kilroy Long Beach Associates and
         the City of Long Beach for Kilroy Long Beach Phase
         II.(1)
 10.16   Third Amendment to Lease Agreement, dated October 10,
         1994, by and between Kilroy Long Beach Associates and
         the City of Long Beach for Kilroy Long Beach Phase
         III.(1)
 10.17   Development Agreement by and between Kilroy Long Beach
         Associates and the City of Long Beach.(1)

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
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

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.43   Form of Environmental Indemnity Agreement.(1)
 10.44   Form of Assignment, Rents and Security Deposits.(1)
 10.45   Revolving Credit Agreement, dated as of May 21, 1997,
         among Kilroy Realty, L.P., Morgan Guaranty Trust
         Company of New York and the Banks listed herein.(5)
 10.46   Form of Mortgage, Deed of Trust, Security Agreement,
         Financing Statement, Fixture Filing and Assignment of
         Leases and Rents.(1)
 10.47   Assignment of Leases, Rents and Security Deposits.(1)
 10.48   Purchase and Sale Agreement and Joint Escrow
         Instructions, dated April 30, 1997, by and between
         Mission Land Company, Mission-Vacaville, L.P. and
         Kilroy Realty, L.P.(2)
 10.49   Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated April 30, 1997, by and between
         Camarillo Partners and Kilroy Realty, L.P.(2)
 10.50   Purchase and Sale Agreement and Escrow Instructions,
         dated May 5, 1997, by and between Kilroy Realty, L.P.
         and Pullman Carnegie Associates.(4)
 10.51   Amendment to Purchase and Sale Agreement and Escrow
         Instructions, dated June 27, 1997, by and between
         Pullman Carnegie Associates and Kilroy Realty, L.P.(4)
 10.52   Purchase and Sale Agreement, Contribution Agreement and
         Joint Escrow Instructions, dated May 12, 1997, by and
         between Shidler West Acquisition Company, LLC and
         Kilroy Realty, L.P.(3)
 10.53   First Amendment to Purchase and Sale Agreement,
         Contribution Agreement and Joint Escrow Instruction,
         dated June 6, 1997, between Kilroy Realty, L.P. and
         Shidler West Acquisition Company, LLC and Kilroy
         Realty, L.P.(3)
 10.54   Second Amendment to Purchase and Sale Agreement,
         Contribution Agreement and Joint Escrow Instructions,
         dated June 12, 1997, by and between Shidler West
         Acquisition Company, LLC and Kilroy Realty, L.P.(3)
 10.55   Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated June 12, 1997, by and between Mazda
         Motor of America, Inc. and Kilroy Realty, L.P.(4)
 10.56   Amendment to Agreement of Purchase and Sale and Joint
         Escrow Instructions, dated June 30, 1997, by and
         between Mazda Motor of America, Inc. and Kilroy Realty,
         L.P.(4)
 10.57   Agreement for Purchase and Sale of 2100 Colorado
         Avenue, Santa Monica, California, dated June 16, 1997,
         by and between Santa Monica Number Seven Associates
         L.P. and Kilroy Realty, L.P.(4)
 10.58   First Amendment to Credit Agreement dated July 1,
         1997.(5)
 10.59   Second Amendment to Credit Agreement and First
         Amendment to Variable Interest Rate Indenture of
         Mortgage, Deed of Trust, Security Agreement, Financing
         Statement, Fixture Filing and Assignment of Leases and
         Rent dated August 13, 1997.(5)
 10.60   Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between
         Kilroy Realty, L.P. and Mission Square Partners.(6)
 10.61   First Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, date July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated August 22, 1997.(6)
 10.62   Second Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated September 5, 1997.(6)

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
 10.63   Third Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated September 19, 1997.(6)
 10.64   Fourth Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated September 22, 1997.(6)
 10.65   Fifth Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated September 23, 1997.(6)
 10.66   Sixth Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated September 25, 1997.(6)
 10.67   Seventh Amendment to the Purchase and Sale Agreement
         and Joint Escrow Instructions, dated July 10, 1997, by
         and between Kilroy Realty, L.P. and Mission Square
         Partners, dated September 29, 1997.(6)
 10.68   Eighth Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated October 2, 1997.(6)
 10.69   Ninth Amendment to the Purchase and Sale Agreement and
         Joint Escrow Instructions, dated July 10, 1997, by and
         between Kilroy Realty, L.P. and Mission Square
         Partners, dated October 24, 1997.(6)
 10.70   Purchase and Sale Agreement and Escrow Instructions,
         dated December 11, 1997, by and between Kilroy Realty,
         L.P. and Swede-Cal Properties, Inc., Viking Investors
         of Southern California, L.P. and Viking Investors of
         Southern California II, L.P.(9)
 21.1    List of Subsidiaries of the Registrant.(1)
 23.1    Consent of Deloitte & Touche LLP.
 24.1    Power of Attorney (included in Part IV of this
         Form 10-K).
 27.1    Financial Data Schedule.

--------
  Filed herewith.
(1) Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.
(2) Previously filed as Exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K (No. 1-12675), dated May 22, 1997, and incorporated herein by reference.
(3) Previously filed as Exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K (No. 1-12675), dated June 18, 1997, and incorporated herein by reference.
(4) Previously filed as Exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K (No. 1-12675), dated June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-32261) and incorporated herein by reference.
(6) Previously filed as an exhibit on Form 10-Q (No. 1-12675), for the quarterly period ended September 30, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Current Report on Form 8-K/A (No. 1-12675), dated October 29, 1997, and incorporated herein by reference.
(8) Previously filed as Exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K (No. 1-12675), dated November 7, 1997, and incorporated herein by reference.
(9) Previously filed as Exhibit 10.70 to the Current Report on Form 8-K (No. 1-12675), dated December 17, 1997, and incorporated herein by reference.