Form 10-Q
period 1998-03-31
KILROY REALTY CORP
filed 1998-05-14
CIK 1025996

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 13, 1998, 27,597,551 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS
         Consolidated balance sheet of Kilroy Realty Corporation as of
         March 31, 1998 (unaudited) and Combined Balance Sheet of the
         Kilroy Group (predecessor to Kilroy Realty Corporation) as of
         December 31, 1997..............................................     3
         Consolidated Statements of Operations of Kilroy Realty
         Corporation for the three months ended March 31, 1998
         (unaudited) and for the period from February 1, 1997 to March
         31, 1997 (unaudited) and the Combined Statement of Operations of the Kilroy Group for the period from January 1, 1997 to
         January 31, 1997...............................................     4
         Consolidated Statements of Cash Flows of Kilroy Realty
         Corporation for the three months ended March 31, 1998 and 1997
         (unaudited)....................................................     5
         Notes to the Kilroy Realty Corporation Consolidated and Kilroy
         Group Combined Financial Statements............................     6
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    10

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    16
 Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................    16
 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    16
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    16
 Item 5. OTHER INFORMATION..............................................    16
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    16

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,
                                                          1998     DECEMBER 31,
                                                       (UNAUDITED)     1997
                                                       ----------- ------------
                        ASSETS
INVESTMENT IN REAL ESTATE (Note 2):
  Land and improvements...............................  $ 216,650   $ 177,118
  Buildings and improvements..........................    721,513     622,901
  Land and construction in progress...................     40,828      34,671
                                                        ---------   ---------
    Total investment in real estate...................    978,991     834,690
  Accumulated depreciation............................   (127,075)   (121,780)
                                                        ---------   ---------
    Investment in real estate, net....................    851,916     712,910
CASH AND CASH EQUIVALENTS.............................     13,526       8,929
RESTRICTED CASH.......................................      4,914       5,680
TENANT RECEIVABLES, NET...............................      6,887       7,367
ESCROW DEPOSITS.......................................     16,439       5,114
DEFERRED FINANCING AND LEASING COSTS, NET.............     14,389      13,052
PREPAID EXPENSES AND OTHER ASSETS, NET................      4,638       4,602
                                                        ---------   ---------
    TOTAL ASSETS......................................  $ 912,709   $ 757,654
                                                        =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Mortgage debt (Note 3)..............................  $ 134,959   $ 131,363
  Line of credit (Note 4).............................    162,000     142,000
  Accounts payable and accrued expenses...............      9,378       9,711
  Accrued distributions...............................     12,413      10,804
  Rents received in advance and tenant security
   deposits...........................................     12,538      11,441
                                                        ---------   ---------
    Total liabilities.................................    331,288     305,319
                                                        ---------   ---------
MINORITY INTERESTS (Note 5):
  8.075% Series A Cumulative Redeemable Preferred
   Units..............................................     59,077
  Common units........................................     66,338      55,185
                                                        ---------   ---------
    Total minority interest...........................    125,415      55,185
                                                        ---------   ---------
STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $.01 par value, 28,300,000 shares
   authorized, none issued and outstanding............
  8.075% Series A Cumulative Redeemable Preferred
   Stock, $.01 par value, 1,700,000 shares authorized,
   none issued and outstanding........................
  Common stock, $.01 par value, 150,000,000 shares
   authorized: 26,746,585 and 24,475,000 shares issued
   and outstanding, respectively......................        267         245
  Additional paid-in capital..........................    463,951     403,163
  Distributions in excess of earnings.................     (8,212)     (6,258)
                                                        ---------   ---------
    Total stockholder's equity........................    456,006     397,150
                                                        ---------   ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 912,709   $ 757,654
                                                        =========   =========

   See accompanying notes to consolidated and combined financial statements.

           KILROY REALTY CORPORATION (THE "COMPANY") CONSOLIDATED AND
               KILROY GROUP (PREDECESSOR TO THE COMPANY) COMBINED

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               KILROY REALTY
                                                CORPORATION
                                          ------------------------    KILROY
                                          THREE MONTHS FEBRUARY 1,     GROUP
                                             ENDED       1997 TO    JANUARY 1,
                                           MARCH 31,    MARCH 31,     1997 TO
                                              1998        1997      JANUARY 31,
                                          (UNAUDITED)  (UNAUDITED)     1997
                                          ------------ -----------  -----------
REVENUES:
  Rental income.........................   $   25,460  $    7,110     $2,760
  Tenant reimbursements.................        2,823         706        275
  Interest income.......................          474         971
  Development services..................                                  14
  Other income..........................          194         185          4
                                           ----------  ----------     ------
    Total revenues......................       28,951       8,972      3,053
                                           ----------  ----------     ------
EXPENSES:
  Property expenses.....................        3,971       1,239        579
  Real estate taxes.....................        1,686         353        106
  General and administrative............        1,559         725         78
  Ground lease..........................          305         185         64
  Development expense...................                                  46
  Interest expense......................        4,786       1,531      1,895
  Depreciation and amortization.........        5,854       1,744        787
                                           ----------  ----------     ------
    Total expenses......................       18,161       5,777      3,555
                                           ----------  ----------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN,
 EQUITY IN LOSS OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS......       10,790       3,195       (502)
EQUITY IN LOSS OF UNCONSOLIDATED
 SUBSIDIARY.............................           (1)        (57)
                                           ----------  ----------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN
 AND MINORITY INTERESTS.................       10,789       3,138       (502)
                                           ----------  ----------     ------
MINORITY INTERESTS:
  Distributions on 8.075% Series A
   Cumulative Redeemable Preferred Units
   (Note 5).............................         (700)
  Minority interest in earnings.........       (1,210)       (486)
                                           ----------  ----------     ------
    Total minority interests............       (1,910)       (486)
                                           ----------  ----------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAINS..................................        8,879       2,652       (502)
EXTRAORDINARY GAIN......................                               3,204
                                           ----------  ----------     ------
NET INCOME..............................   $    8,879  $    2,652     $2,702
                                           ==========  ==========     ======
Net income per common share basic.......   $      .35  $      .18
                                           ==========  ==========
Net income per common share diluted.....   $      .35  $      .18
                                           ==========  ==========
Weighted average shares outstanding
 basic..................................   25,230,467  14,475,000
                                           ==========  ==========
Weighted average shares outstanding
 diluted................................   25,400,890  14,585,633
                                           ==========  ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................. $   8,879  $   5,354
  Adjustment to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization........................     5,854      2,531
    Provision for bad debts..............................       190        150
    Restricted stock compensation........................       115         77
    Extraordinary gain...................................               (3,204)
    Minority interest in earnings........................     1,210        486
    Distributions on 8.075% Series A Cumulative
     Redeemable Preferred Units..........................       700
    Equity in loss of unconsolidated subsidiary..........         1         57
    Changes in assets and liabilities:
      Tenant receivables.................................       290       (645)
      Deferred financing and leasing costs, net..........    (1,318)       801
      Prepaid expenses and other assets, net.............      (258)
      Accounts payable and accrued expenses..............      (333)    (2,652)
      Accrued cost of option buy-out and tenant
       improvements......................................               (1,390)
      Rents received in advance and tenant security
       deposits..........................................     1,097     (1,261)
                                                          ---------  ---------
        Net cash provided by operating activities........    16,427        304
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties.....................  (124,716)   (59,555)
  Expenditures for land and construction in progress.....    (6,157)
  Escrow deposits, net...................................   (11,325)
  Net investment in and advances to unconsolidated
   subsidiary............................................        19        (51)
                                                          ---------  ---------
        Net cash used in investing activities............  (142,179)   (59,606)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of common stock............    58,992    302,703
  Net proceeds from issuance of 8.075% Series A
   Cumulative Redeemable Preferred Units.................    58,377
  Proceeds from issuance of mortgage debt................     5,000     96,000
  Principal payments on mortgage debt....................    (1,404)  (218,893)
  Net borrowings on line of credit.......................    20,000
  Finance costs..........................................      (578)    (2,323)
  Restricted cash........................................       766     (4,244)
  Due from affiliates....................................               (1,261)
  Distributions paid.....................................   (10,804)
  Deemed and actual contributions from partners, net.....                3,483
                                                          ---------  ---------
        Net cash provided by financing activities........   130,349    175,465
                                                          ---------  ---------
Net increase in cash and cash equivalents................     4,597    116,163
Cash and cash equivalents, beginning of period...........     8,929
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $  13,526  $ 116,163
                                                          =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................................. $   4,926  $   3,872
                                                          =========  =========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable....................... $  12,413
                                                          =========
  Issuance of common units of Kilroy Realty, L.P. to
   acquire properties.................................... $  13,511
                                                          =========

   See accompanying notes to consolidated and combined financial statements.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                         NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

1. ORGANIZATION

  Kilroy Realty Corporation (the "Company") owns, operates and develops commercial and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and has operated as a self-administered real estate investment trust ("REIT"). The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with its formation, the formation of Kilroy Realty, L.P. (the "Operating Partnership") and completion of the Company's IPO (collectively the "Formation Transactions") on January 31, 1997. As of March 31, 1998, the Company owned 67 office buildings and 80 industrial buildings, which encompassed approximately 4.9 million and
5.5 million rentable square feet, respectively, and were 92.3% leased. The Company owns its interests in all of the properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P.

  The majority of the properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein, reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. PROPERTY ACQUISITIONS

  For the three months ended March 31, 1998, the Company completed a series of transactions to acquire 12 office buildings and 13 industrial buildings in California and Nevada, as follows:

                         NUMBER OF    ACREAGE/       LOCATION OF    PURCHASE PRICE
       DESCRIPTION       BUILDINGS SQUARE FOOTAGE      PROPERTY       (MILLIONS)
   --------------------  --------- --------------- ---------------- --------------
   Undeveloped land                        2 acres San Diego, CA        $  1.6
   Office building            1     48,000 sq. ft. Los Angeles, CA         7.6
   Office buildings           4    149,000 sq. ft. Fullerton, CA          10.6
   Office building            1     70,000 sq. ft. Santa Monica, CA       16.6
   Office buildings           2     79,000 sq. ft. Anaheim, CA             7.1
   Office building            1     82,000 sq. ft. Carlsbad, CA           10.5
   Office buildings           2    200,000 sq. ft. San Diego, CA          29.4
   Office building            1     41,000 sq. ft. Camarillo, CA           5.0
   Industrial buildings       9    143,000 sq. ft. Irvine, CA             12.5
   Industrial buildings       3    234,000 sq. ft. San Jose, CA           27.4
   Industrial building        1     75,000 sq. ft. Reno, NV                6.9
                                                                        ------
                                                     Total              $135.2
                                                                        ======

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

  These acquisitions were funded primarily with existing working capital and borrowings on the line of credit. In addition, the Operating Partnership issued 496,220 common limited partnership units valued at approximately $13,511,000 in connection with the acquisition of two office buildings located in San Diego, California and one industrial building located in Reno, Nevada from entities controlled by Richard S. Allen, a member of the Company's board of directors.

3. MORTGAGE DEBT

  On January 31, 1998 the Company increased the amount of its $14.0 million mortgage loan to $19.0 million and extended the maturity date to January 31, 2000.

  In January 1998, a $900,000 promissory note was repaid in full.

4. LINE OF CREDIT

  On February 24, 1998, the Operating Partnership entered into a $350.0 million unsecured revolving line of credit (together with the previous line of credit, the "Credit Facility") replacing the Operating Partnership's previous $250.0 million secured revolving credit facility. The new Credit Facility matures in February 2000, and bears interest at either LIBOR plus 1.00%, LIBOR plus 1.125% or LIBOR plus 1.25%, depending on the Company's leverage ratio at the time of borrowing.

  Borrowings outstanding at March 31, 1998 were $162.0 million. Availability under the Credit Facility at March 31, 1998 was $125.5 million based on the value of the Company's unencumbered assets. The fee for unused funds is 0.25%.

5. MINORITY INTERESTS

  On February 6, 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interests in the Operating Partnership (the "1,200,000 Preferred Units"), with a liquidation value of $50.00 per unit, in exchange for a gross cash contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transactions costs and expenses of approximately $1.6 million, for the repayment of borrowings outstanding on the Credit Facility. On April 22, 1998 the Company issued an additional 300,000 Preferred Units (together with the 1,200,000 Preferred Units the "Preferred Units") for a gross cash contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of approximately $400,000 for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders, for shares of 8.075% Series A Cumulative Preferred Stock issuable by the Company, beginning February 6, 2008 which may be accelerated under certain circumstances.

  At March 31, 1998, distributions of approximately $700,000 were accrued and payable to holders of Preferred Units. These distributions were paid on April 7, 1998.

6. STOCKHOLDERS EQUITY

  On February 18, 1998, the Company completed a public offering of 724,888 shares of its $.01 par value per share, common stock (the "Common Stock") which resulted in net offering proceeds to the Company of $18.9 million. On February 23, 1998, the Company completed a public offering of an additional 1,000,000 shares of Common Stock which resulted in net offering proceeds to the Company of $25.9 million. On March 30, 1998,

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED the Company completed a public offering of an additional 546,697 shares of Common Stock which resulted in net offering proceeds to the Company of $14.2 million. The Company used the net proceeds of each transaction to repay borrowings under the Credit Facility.

  As a result of the capital transactions referred to above, and the issuance of common limited partnership units of the Operating Partnership in connection with the acquisition of certain properties (Note 2), the Company owned an 87.3% general partnership interest in the Operating Partnership as of March 31, 1998.

7. SUBSEQUENT EVENTS

  Subsequent to March 31, 1998, the Company acquired the following properties. Except as otherwise indicated, the properties were acquired from unaffiliated third parties and were financed with borrowings on the Credit Facility and available working capital:

                        NUMBER OF    ACREAGE/         LOCATION OF  PURCHASE PRICE
      DESCRIPTION       BUILDINGS SQUARE FOOTAGE       PROPERTY      (MILLIONS)
      -----------       --------- ---------------    ------------- --------------
   Undeveloped land(1)                   18 acres    Calabasas, CA     $ 2.9
   Office buildings          7    411,000 sq. ft.(2) San Diego, CA     $64.3
   Office building           1     69,000 sq. ft.    San Diego, CA     $ 7.4
   Industrial building       1     84,000 sq. ft.    Anaheim, CA       $ 6.3
                                                                       -----
                                                                       $80.6
                                                                       =====

--------
(1) This property was acquired from a partnership owned by John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman and its President and Chief Executive Officer, respectively, in exchange for cash and the issuance of 90,787 common limited partnership units of the Operating Partnership valued at $2.5 million.

(2) Includes 12.85 acres of undeveloped land.

  On April 7, 1998, distributions of $12,413,000 were paid to Stockholders and Unitholders of record on March 31, 1998.

  On April 20, 1998, the Company completed a direct placement of 110,225 shares of Common Stock to an institutional investor, which resulted in net offering proceeds to the Company of approximately $3.0 million. The net proceeds were used to repay borrowings under the Credit Facility.

  On April 27, 1998, the Company completed a public offering of 740,741 shares of Common Stock which resulted in net offering proceeds to the Company of approximately $19.0 million. The net proceeds were used to repay borrowings under the Credit Facility.

8. EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                           THREE MONTHS ENDED MARCH 31,   PERIOD FEBRUARY 1, 1997 THROUGH
                                       1998                        MARCH 31, 1997
                         -------------------------------- --------------------------------
                                                    PER                              PER
                           INCOME       SHARES     SHARE    INCOME       SHARES     SHARE
                         (NUMERATOR) (DENOMINATOR) AMOUNT (NUMERATOR) (DENOMINATOR) AMOUNT
                         ----------- ------------- ------ ----------- ------------- ------
                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic...................   $8,879     25,230,467   $0.35    $2,652     14,475,000   $0.18
Effect of Dilutive
 Securities:
  Stock Options granted.                 170,423                          110,633
                           ------     ----------   -----    ------     ----------   -----
Diluted.................   $8,879     25,400,890   $0.35    $2,652     14,585,633   $0.18
                           ======     ==========   =====    ======     ==========   =====

9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the three months ended March 31, 1998 and 1997 is presented as if the acquisitions described in Note 3 to the financial statements had occurred on January 1, 1997. Such pro forma information is based upon the consolidated statements of operations of the Company for the three months ended March 31, 1998 and the period from February 1, 1997 to March 31, 1997 and the combined statement of operations of the Kilroy Group for the period January 1, 1997 to January 31, 1997, and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such property acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          PRO FORMA INCOME STATEMENT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                        1998           1997
                                                   -------------- --------------
Total revenues.................................... $       30,873 $       14,003
                                                   ============== ==============
Net income before extraordinary items............. $        9,524 $        1,916
                                                   ============== ==============
Net income........................................ $        9,524 $        5,120
                                                   ============== ==============
Net income per common share-basic................. $         0.38 $         0.35
                                                   ============== ==============
Net income per common share-diluted............... $         0.37 $         0.35
                                                   ============== ==============
Weighted average shares outstanding-basic.........     25,230,467     14,475,000
                                                   ============== ==============
Weighted average shares outstanding-diluted.......     25,400,890     14,585,663
                                                   ============== ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of the Company, and the combined financial statements of the Company's predecessor, the Kilroy Group, and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW AND BACKGROUND

  The Company owns, operates and develops commercial and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and has operated as a self-administered REIT. The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with the Formation Transactions. As of March 31, 1998, the Company owned 67 office buildings and 80 industrial buildings, which encompassed approximately 4.9 million and 5.5 million rentable square feet, respectively, and were 92.3% leased. The Company owns its interests in all of the properties through the Operating Partnership and the Finance Partnership.

RESULTS OF OPERATIONS

  The Company's management believes that in order to provide meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Kilroy Group financial statements to make accounting periods comparable. Accordingly the results of operations for the period January 1, 1997 to January 31, 1997 have been adjusted to reflect interest income, general and administrative expenses, interest expense and extraordinary items as if the Formation Transactions had been consummated on January 1, 1997. The following sections discuss the results of operations as adjusted.

 Three Months Ended March 31, 1998 compared to Adjusted Three Months Ended March 31, 1997

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              (IN THOUSANDS)
                                                            -------------------
                                                             1998      1997
                                                            ------- -----------
                                                                    AS ADJUSTED
   REVENUES:
     Rental income......................................... $25,460   $9,870
     Tenant reimbursements.................................   2,823      981
     Interest income.......................................     474    1,457
     Development services..................................               14
     Other income..........................................     194      189
                                                            -------   ------
       Total revenues......................................  28,951   12,511
                                                            =======   ======
   EXPENSES:
     Property expenses.....................................   3,971    1,818
     Real estate taxes.....................................   1,686      459
     General and administrative............................   1,559    1,088
     Ground leases.........................................     305      249
     Development expense...................................               46
     Interest expense......................................   4,786    2,297
     Depreciation and amortization.........................   5,854    2,531
                                                            -------   ------
       Total expenses......................................  18,161    8,488
                                                            -------   ------
   INCOME BEFORE EQUITY IN LOSS OF SUBSIDIARY,
    MINORITY INTERESTS AND EXTRAORDINARY GAIN.............. $10,790   $4,023
                                                            =======   ======

  Total revenues increased $16.5 million, or 131.4% to $29.0 million for the three months ended March 31, 1998 compared to $12.5 million for the three months ended March 31, 1997. Rental income increased $15.6 million, or 158.0% to $25.5 million for the three months ended March 31, 1998 compared to $9.9 million for the three months ended March 31, 1997. Of this increase, $12.8 million was generated by properties acquired during 1997 subsequent to the IPO (the "1997 Acquisitions") and $1.4 million was generated from properties acquired during the three months ended March 31, 1998 (the "1998 Acquisitions"). During 1997, subsequent to completion of the Formation Transactions, the Company acquired 96 Office and Industrial properties totaling 2.2 million and 3.7 million rentable square feet, respectively, for an aggregate acquisition cost of $507.4 million. During the three months ended March 31, 1998, the Company acquired 25 Office and Industrial properties totaling 667,000 and 453,000 rentable square feet, respectively, for a total investment of $133.6 million. The properties acquired during the three months ended March 31, 1998 were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses were not recognized during the quarter.

  A $0.9 million increase in rental income was generated by seven properties acquired in connection with the IPO (the "IPO Properties"). These properties were purchased for $58.0 million and encompass 770,000 rentable square feet. The $0.9 increase in rental income is attributable to owning the seven properties for a full quarter in 1998.

  The remaining $0.5 million increase in rental income was generated by properties owned at the IPO and still owned at March 31, 1998 (the "Existing Properties"). The increase is primarily the result of leasing activity at the SeaTac Office Center, including a lease for 211,000 rentable square feet with The Boeing Company, which was effective January 1, 1998 (the "Boeing lease"). Excluding the Boeing lease, occupancy and average rent per square foot remained consistent for the Existing Properties for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

  As a result of the properties acquired subsequent to March 31, 1997, the Company's rentable square footage increased 7.0 million, or 206.9% to 10.4 million rentable square feet at March 31, 1998 compared to 3.4 million rentable square feet at March 31, 1997. As of March 31, 1998, the Company's portfolio was comprised of 67 office properties encompassing 4.9 million rentable square feet and 80 industrial properties encompassing 5.5 million rentable square feet. The overall portfolio occupancy rate at March 31, 1998 was 92.3%, with the Office and Industrial properties 94.0% and 90.8% leased, respectively, as of such date.

  Tenant reimbursements increased $1.8 million, or 187.8% to $2.8 million for the three months ended March 31, 1998 compared to $1.0 million for the three months ended March 31, 1997. The increase was primarily due to tenant reimbursements from the office and industrial buildings purchased subsequent to March 31, 1997. In addition, $0.3 million of the increase represents tenant reimbursements under the Boeing lease. Interest income decreased $1.0 million or 67.5% to $0.5 million for the three months ended March 31, 1998, compared to $1.5 million for the three months ended March 31, 1997, due to interest earned on $116.2 million of net IPO proceeds during the three months ended March 31, 1997. Other income for the three months ended March 31, 1998 primarily consists of lease termination fees and property management fees.

  Total expenses increased $9.7 million, or 114.0%, to $18.2 million for the three months ended March 31, 1998 compared to $8.5 million for the three months ended March 31, 1997. Property expenses increased $2.2 million, or 118.4% to $4.0 million and real estate taxes increased $1.2 million, or 267.3% to $1.7 million for the three months ended March 31, 1998 compared to $1.8 million and $0.5 million, respectively, for the three months ended March 31, 1997. Of the collective increase of $ 3.4 million in property expenses and real estate taxes, $2.6 million was generated by the 1997 Acquisitions and $.4 million was generated from the 1998 Acquisitions. An increase of $0.2 was generated by the IPO Properties, due to these properties being owned for a full quarter in 1998. The remaining increase of $0.2 million is attributable to the Existing Properties. This $0.2 million increase from the Existing Properties is due primarily to increased property expenses at the SeaTac Office Center resulting from lease-up, and an increase in property taxes due to the reassessment of property values at the date of the IPO, offset partially by a decrease in repairs and maintenance expense. General and administrative expenses increased $0.5 million, or 43.3%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, due to increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public REIT. Ground lease expense increased $56,000 during the three months ended March 31, 1998 over the same period in 1997 primarily as a result of a ground lease on two of the IPO Properties. Interest expense increased $2.5 million, or 108.4%, to $4.8 million for the three months ended March 31, 1998 compared to $2.3 million for the three months ended March 31, 1997, primarily due to borrowings on the Credit Facility. The Company's weighted average interest rate decreased .9% to 7.5% at March 31, 1998 compared to 8.4% at March 31, 1997.

  Net income before extraordinary gains increased $6.8 million, or 168.2% to $10.8 million for the three months ended March 31, 1998 compared to $4.0 million for the three months ended March 31, 1997. The increase is due primarily to an increase in rental income and tenant reimbursements of $15.6 million and $1.8 million, respectively, offset by an increase in property expenses of $2.2 million, an increase in real estate taxes of $1.2 million, an increase in interest expense of $2.5 million and an increase in depreciation and amortization of $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, the Company entered into its $350.0 million Credit Facility, which bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.125% or LIBOR plus 1.25% depending on the Company's leverage ratios, and matures in February 2000. Availability under the Credit Facility is dependent upon the value of the Company's pool of unencumbered assets and was $130.8 million at May 13, 1998. There were borrowings of $207.0 million outstanding at May 13, 1998.

  On January 31, 1998 the Company increased the amount of its $14.0 million mortgage loan to $19.0 million and extended the maturity date to January 31, 2000. In addition, the Company repaid a $0.9 million promissory note in January 1998 at scheduled maturity. As of March 31, 1998 the Company's mortgage loans have a weighted average interest rate of 8.19%.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") which registered $400.0 million of equity securities of the Company. The statement was declared effective by the SEC on February 11, 1998. Through May 15, 1998 the Company has completed 4 public offerings of an aggregate 3,012,326 shares of Common Stock and a direct placement of 110,225 shares of Common Stock, with aggregate proceeds of $81.0 million used to paydown borrowings on the Credit Facility. As of May 13, 1998, an aggregate of $314.5 million of equity securities were issuable under the registration statement. The Company, as general partner of the Operating Partnership and as required by the terms and conditions of the Agreement of Limited Partnership of the Operating Partnership, as amended (the "Partnership Agreement"), invested the net proceeds of such offerings in the Operating Partnership, which used such net proceeds to repay borrowings under the Credit Facility.

  In February 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interests in the Operating Partnership, with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transactions costs and expenses of approximately $1.6 million, for the repayment of borrowings outstanding on the Credit Facility. On April 22, 1998 the Company issued an additional 300,000 Preferred Units for a gross contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of approximately $0.4 million for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders, for shares of 8.075% Series A Cumulative Preferred Stock issuable by the Company, beginning February 6, 2008 which may be accelerated under certain circumstances.

  The Company believes that it will have sufficient capital resources to satisfy its obligations for the next twelve months. The Company expects to meet its long-term liquidity requirements and possible future property acquisitions and development, through long-term secured and unsecured borrowings, including under the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of additional common units of the Operating Partnership.

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

  The second phase of such acquisitions is presently expected to consist of the purchase of five office and three industrial properties located in California and Nevada encompassing approximately 823,000 aggregate rentable square feet and an estimated aggregate purchase price of approximately $120.0 million. As of March 31, 1998 the Company has completed the purchase of two office and one industrial properties encompassing approximately 275,000 aggregate rentable square feet at an aggregate purchase price of $36.3 million. The acquisitions were financed with borrowings under the Credit Facility and the issuance of 496,220 common limited partnership units of the Operating Partnership. The Company presently expects the remaining acquisitions to occur during 1998 and early 1999, pursuant to the completion of construction and/or stabilized occupancy of the properties.

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

  As of March 31, 1998, the Company commenced development of approximately 1.3 million rentable square feet of space at a total budgeted cost of approximately $82.8 million. The Company has spent an aggregate of $30.4 million on these projects as of March 31, 1998. The Company intends to finance all development with borrowings under the Credit Facility and working capital.

  At March 31, 1998, the Company had escrow deposits of $16.4 million for contemplated acquisitions of 951,000 aggregate rentable square feet of office and industrial buildings and 139 acres of undeveloped land. The aggregate acquisition cost of the land and buildings is estimated to be approximately $235.0 million.

  Subsequent to March 31, 1998 the Company acquired eight office buildings, one industrial building and 30.85 acres of undeveloped land for an aggregate purchase price of $80.6 million. The properties were acquired from unaffiliated third parties with borrowings on the Credit Facility, except for 18 acres of undeveloped land acquired from a partnership owned by John B. Kilroy, Sr. and John B. Kilroy, Jr., the Chairman and the President and Chief Executive Officer, respectively, in exchange for cash and the issuance of 90,787 common limited partnership units of the Operating Partnerships valued at $2.5 million.

HISTORICAL CASH FLOWS

  The Company's net cash from operating activities increased $16.1 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, from $0.3 million in 1997 to $16.4 million in 1998. The increase was primarily due to an increase in income before depreciation and amortization, extraordinary gain, minority interests in earnings and distributions on 8.075% Series A Cumulative Redeemable Preferred Units of $11.5 million, an increase in rents received in advance and tenant security deposits of $2.4 million and a decrease in accounts payable and accrued expenses of $2.3 million. In addition, a $1.4 million payment for the accrued cost of option buy-out and tenant improvements was made during the three months ended March 31, 1997. These increases in cash provided were offset primarily by an increase in deferred leasing costs of $2.1 million.

  Net cash used in investing activities increased $82.6 million to $142.2 million for the three months ended March 31, 1998 from $59.6 million for the three months ended March 31, 1997. The increase was due primarily to the purchase of 25 buildings and 2 acres of undeveloped land for an aggregate cost of $135.2 million, of which $13.5 million was acquired with common units of the Operating Partnership, and additional tenant improvements of $3.0 million during the three months ended March 31, 1998. During the three months ended March 31, 1997, the Company purchased 7 buildings for an aggregate cost of $58.0 million and had additional tenant improvements of $1.6 million. Also, during the three months ended March 31, 1998, there were payments for escrow deposits of $11.3 million and expenditures for undeveloped land and construction in progress of $6.2 million.

  Cash flows provided by financing activities decreased $45.2 million from $175.5 million for the three months ended March 31, 1997 to $130.3 million for the three months ended March 31, 1998. The decrease was due to a decrease in net proceeds from equity offerings of $243.7 million and an increase in distributions paid of $14.3 million. These decreases were offset by and increase in proceeds received from debt (net of repayments) of $146.5 million, an increase in proceeds from the issuance of 8.075% Series A Cumulative Redeemable Preferred Units of $58.4 million, a decrease in cash paid for finance costs of $1.7 million and an increase in restricted cash and due from affiliates of $6.3 million.

FUNDS FROM OPERATIONS

  Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance for an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to that published by such other REITs. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

  The following table presents the Company's Funds from Operations for the quarter ended March 31, 1998 and the period from February 1, 1997 to March 31, 1997.

                                                        THREE MONTHS FEBRUARY 1,
                                                           ENDED       1997 TO
                                                         MARCH 31,    MARCH 31,
                                                            1998        1997
                                                        ------------ -----------
                                                             (IN THOUSANDS)
     Net income........................................   $ 8,879      $2,652
       Add
         Minority interest in earnings.................     1,210         486
         Depreciation and amortization.................     5,854       1,744
         Other.........................................       118          77
                                                          -------      ------
     Funds from Operations.............................   $16,061      $4,959
                                                          =======      ======

  The following table presents the Company's Funds Available for Distribution for the quarter ended March 31, 1998 and the period from February 1, 1997 to March 31, 1997.

                                                       THREE MONTHS FEBRUARY 1,
                                                          ENDED       1997 TO
                                                        MARCH 31,    MARCH 31,
                                                           1998        1997
                                                       ------------ -----------
                                                            (IN THOUSANDS)
     Funds from Operations............................   $16,061      $4,959
       Adjustments
         Amortization of deferred financing costs.....       206         161
         Tenant improvements, leasing commissions and
          recurring capital expenditures..............      (485)       (212)
         Net effect of straight-line rents............      (657)          5
                                                         -------      ------
     Funds Available for Distribution.................   $15,125      $4,913
                                                         =======      ======

INFLATION

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  As of March 31, 1998, there were no pending legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the three months ended March 31, 1998, the Operating Partnership issued 496,220 common limited partnership units (the "Units") with an aggregate value of approximately $13.5 million to entities controlled by Richard S. Allen, a member of the board of directors of the Company in exchange for the contribution of two properties. The Units were issued in reliance on an exemption registration requirement pursuant to regulation D under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION--NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER                               DESCRIPTION
 ------- ---------------------------------------------------------------------
  3.1    Articles of Amendment and Restatement of the Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  3.3    Form of Certificate for Common Stock of the Registrant.(1)
  3.4    Articles Supplementary of the Registrant(10)
  3.5    Registration Rights Agreement dated February 6, 1998 (10)
  4.1    First Amendment to the Amended and Restated Agreement of the Limited
         Partnership of Kilroy Realty, L.P., dated October 31, 1997.(8)
  4.2    Registration Rights Agreement dated as of October 31, 1997.(7)
 10.1    Amended and Restated Agreement of Limited Partnership of Kilroy
         Realty, L.P.(1)
 10.2    Form of Registration Rights Agreement among the Registrant and the persons named therein.(1)
 10.3    Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy
         Realty, L.P. and the parties named therein.(1)
 10.4    Supplemental Representations, Warranties and Indemnity Agreement by
         and among Kilroy Realty, L.P. and the parties named therein.(1)
 10.5    Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy,
         Sr., John B. Kilroy, Jr. and Kilroy Industries.(1)
 10.6    1997 Stock Option and Incentive Plan of the Registrant and Kilroy
         Realty, L.P.(1)
 10.7    Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P.
         with certain officers and directors.(1)
 10.8    Lease Agreement, dated January 24, 1989, by and between Kilroy Long
         Beach Associates and the City of Long Beach for Kilroy Long Beach
         Phase I.(1)
 10.9    First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase I.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.10   Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach
         Associates and the City of Long Beach for Kilroy Long Beach Phase
         III.(1)
 10.11   Lease Agreement, dated April 21, 1988, by and between Kilroy Long
         Beach Associates and the Board of Water Commissioners of the City of
         Long Beach, acting for and on behalf of the City of Long Beach, for
         Long Beach Phase IV.(1)
 10.12   Lease Agreement, dated December 30, 1988, by and between Kilroy Long
         Beach Associates and City of Long Beach for Kilroy Long Beach Phase
         II.(1)
 10.13   First Amendment to Lease, dated January 24, 1989, by and between
         Kilroy Long Beach Associates and the City of Long Beach for Kilroy
         Long Beach Phase III.(1)
 10.14   Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.15   First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase II.(1)
 10.16   Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for
         Kilroy Long Beach Phase III.(1)
 10.17   Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach.(1)
 10.18   Amendment No. 1 to Development Agreement by and between Kilroy Long
         Beach Associates and the City of Long Beach.(1)
 10.19   Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy
         Industries, dated May 15, 1969, for SeaTac Office Center.(1)
 10.20   Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27,
         1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.21   Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17,
         1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose
         Boysen and Sea/Tac Properties.(1)
 10.22   Airspace Lease, dated July 10, 1980, by and among the Washington State
         Department of Transportation, as lessor, and Sea Tac Properties, Ltd.
         and Kilroy Industries, as lessee.(1)
 10.23   Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for
         Sea/Tac Office Center.(1)
 10.24   Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.25   Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow
         Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties,
         Ltd., as lessee.(1)
 10.26   Property Management Agreement between Kilroy Realty Finance
         Partnership, L.P. and Kilroy Realty, L.P.(1)
 10.27   Form of Environmental Indemnity Agreement.(1)
 10.28   Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport
         Imperial Co.(1)
 10.29   Option Agreement by and between Kilroy Realty, L.P. and Kilroy
         Calabasas Associates.(1)
 10.30   Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)
 10.31   Employment Agreement between the Registrant and Richard E. Moran
         Jr.(1)
 10.32   Employment Agreement between the Registrant and Jeffrey C. Hawken.(1)
 10.33   Employment Agreement between the Registrant and C. Hugh Greenup.(1)
 10.34   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Sr.(1)
 10.35   Noncompetition Agreement by and between the Registrant and John B.
         Kilroy, Jr.(1)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.36   License Agreement by and among the Registrant and the other persons named therein.(1)
 10.37   Form of Indenture of Mortgage, Deed of Trust, Security Agreement,
         Financing Statement, Fixture Filing and Assignment of Leases, Rents
         and Security Deposits.(1)
 10.38   Form of Mortgage Note.(1)


 10.39   Form of Indemnity Agreement.(1)
 10.40   Form of Assignment of Leases, Rents and Security Deposits.(1)
 10.41   Form of Credit Agreement.(1)
 10.42   Form of Variable Interest Rate Indenture of Mortgage, Deed of Trust,
         Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents.(1)
 10.43   Form of Environmental Indemnity Agreement.(1)
 10.44   Form of Assignment, Rents and Security Deposits.(1)
 10.45   Revolving Credit Agreement, dated as of May 21, 1997, among Kilroy
         Realty, L.P., Morgan Guaranty Trust Company of New York and the Banks listed herein.(5)
 10.46   Form of Mortgage, Deed of Trust, Security Agreement, Financing
         Statement, Fixture Filing and Assignment of Leases and Rents.(1)
 10.47   Assignment of Leases, Rents and Security Deposits.(1)
 10.48   Purchase and Sale Agreement and Joint Escrow Instructions, dated April
         30, 1997, by and between Mission Land Company, Mission-Vacaville, L.P.
         and Kilroy Realty, L.P.(2)
 10.49   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         April 30, 1997, by and between Camarillo Partners and Kilroy Realty,
         L.P.(2)
 10.50   Purchase and Sale Agreement and Escrow Instructions, dated May 5,
         1997, by and between Kilroy Realty, L.P. and Pullman Carnegie
         Associates.(4)
 10.51 Amendment to Purchase and Sale Agreement and Escrow Instructions, dated June 27, 1997, by and between Pullman Carnegie Associates and
         Kilroy Realty, L.P.(4)
 10.52   Purchase and Sale Agreement, Contribution Agreement and Joint Escrow
         Instructions, dated May 12, 1997, by and between Shidler West
         Acquisition Company, LLC and Kilroy Realty, L.P.(3)
 10.53 First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions, dated June 6, 1997, between Kilroy
         Realty, L.P. and Shidler West Acquisition Company, L.L.C. and Kilroy
         Realty, L.P.(3)
 10.54   Second Amendment to Purchase and Sale Agreement, Contribution
         Agreement and Joint Escrow Instructions, dated June 12, 1997, by and between Shidler West Acquisition Company, LLC and Kilroy Realty,
         L.P.(3)
 10.55   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
         June 12, 1997, by and between Mazda Motor of America, Inc. and Kilroy
         Realty, L.P.(4)
 10.56   Amendment to Agreement of Purchase and Sale and Joint Escrow
         Instructions, dated June 30, 1997, by and between Mazda Motor of
         America, Inc. and Kilroy Realty, L.P.(4)
 10.57   Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica,
         California, dated June 16, 1997, by and between Santa Monica Number
         Seven Associates L.P. and Kilroy Realty L.P.(4)
 10.58   First Amendment to Credit Agreement dated July 1, 1997.(5)
 10.59   Second Amendment to Credit Agreement and First Amendment to Variable
         Interest Rate Indenture of Mortgage, Deed of Trust, Security
         Agreement, Financing Statement, Fixture Filing and Assignment of
         Leases and Rent dated August 13, 1997.(5)
 10.60   Purchase and Sale Agreement and Joint Escrow Instructions, dated July
         10, 1997, by and between Kilroy Realty, L.P. and Mission Square
         Partners.(6)
 10.61   First Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated August 22, 1997.(6)

 EXHIBIT
 NUMBER                                DESCRIPTION
 ------- ----------------------------------------------------------------------
 10.62   Second Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 5, 1997.(6)
 10.63   Third Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 19, 1997.(6)
 10.64   Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 22, 1997.(6)
 10.65   Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 23, 1997.(6)
 10.66   Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 25, 1997(6)
 10.67   Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated September 29, 1997.(6)
 10.68   Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated October 2, 1997.(6)
 10.69   Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow
         Instructions, dated July 10, 1997, by and between Kilroy Realty, L.P.
         and Mission Square Partners, dated October 24, 1997.(6)
 10.70   Contribution Agreement, dated October 21, 1997, by and between Kilroy
         Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the
         Allens. (Previously filed as exhibit 2.1 to the Registrant's Current
         Report on Form 8-K dated October 29, 1997 and incorporated herein by reference)
 10.71   Purchase and Sale Agreement and Escrow Instructions, dated December
         11, 1997, by and between Kilroy Realty, L.P. and Swede-Cal Properties,
         Inc., Viking Investors of Southern California, L.P. and Viking
         Investors of Southern California II, L.P.(9)
 10.72   Second Amended and Restated Agreement of Limited Partnership of Kilroy
         Realty, L.P.(10)
 10.73   Revolving Credit Agreement dated as of February 24, 1998, among Kilroy
         Realty, L.P., Morgan Guaranty Trust Company of New York, as Lead Agent
         for the Banks and the Banks listed therein (previously filed as exhibit 10.71 to the Registrant's Current Report on Form 8-K dated
         March 30, 1998 and incorporated herein by reference).
 21.1    List of Subsidiaries of the Registrant.(1)
 24.1    Power of Attorney.
 27.1*   Financial Data Schedule.

--------
 *Filed herewith.
(1) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective on January 28, 1997 and incorporated herein by reference.
(2) Previously filed as Exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1997, and incorporated herein by reference.
(3) Previously filed as Exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1997, and incorporated herein by reference.

(4) Previously filed as Exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.
(6) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1997, and incorporated herein by reference.
(8) Previously filed as Exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1997, and incorporated herein by reference.
(9) Previously filed as Exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1997, and incorporated herein by reference.
(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 6, 1998 and incorporated herein by reference.

  (b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K (No. 1-12675), dated January 7, 1998, in connection with the acquisition of an industrial building.

  The Company filed a Current Report on Form 8-K, dated January 13, 1998, in connection with the acquisition of six office buildings and four industrial buildings.

  The Company filed a Current Report on Form 8-K/A, dated January 13, 1997, in connection with the acquisition of six office buildings and four industrial buildings.

  The Company filed a Current Report on Form 8-K, dated February 6, 1998, in connection with the private placement of 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units of Kilroy Realty, L.P.

  The Company filed a Current Report on Form 8-K, dated February 18, 1998, in connection with the issuance of 724,888 shares of its $.01 par value per share common stock.

  The Company filed a Current Report on Form 8-K, dated February 23, 1998, in connection with the issuance of 1,000,000 shares of its $.01 par value per share common stock.

  The Company filed a Current Report on Form 8-K, dated March 30, 1998, in connection with the issuance of 546,697 shares of its $.01 par value per share common stock.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized on May   , 1998.

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