Form 10-Q
period 1998-06-30
KILROY REALTY CORP
filed 1998-08-14
CIK 1025996

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

     2250 EAST IMPERIAL HIGHWAY, SUITE 1200, EL SEGUNDO, CALIFORNIA 90254
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  As of August 13, 1998, 27,649,210 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets of Kilroy Realty Corporation as of
         June 30, 1998 (Unaudited) and December 31, 1997................     3
         Consolidated Statements of Operations of Kilroy Realty
         Corporation for the six months ended June 30, 1998 and the period February 1, 1997 to June 30, 1997 and the Combined
         Statement of Operations of the Kilroy Group for the period
         January 1, 1997 to January 31, 1997 (Unaudited)................     4
         Consolidated Statements of Operations of Kilroy Realty
         Corporation for three months ended June 30, 1998 and 1997
         (Unaudited)....................................................     5
         Consolidated Statements of Cash Flows of Kilroy Realty
         Corporation for the six months ended June 30, 1998 and 1997
         (Unaudited)....................................................     6
         Notes to the Kilroy Realty Corporation Consolidated and Kilroy
         Group Combined Financial Statements............................     7
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    12

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    20
 Item 2. CHANGES IN SECURITIES..........................................    20
 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    20
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    20
 Item 5. OTHER INFORMATION..............................................    20
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
INVESTMENT IN REAL ESTATE (Note 2):
  Land and improvements............................... $  242,234     $177,118
  Buildings and improvements..........................    772,809      622,901
  Land and construction in progress...................     86,188       34,671
                                                       ----------     --------
    Total investment in real estate...................  1,101,231      834,690
  Accumulated depreciation............................   (133,037)    (121,780)
                                                       ----------     --------
    Investment in real estate, net....................    968,194      712,910
CASH AND CASH EQUIVALENTS.............................      7,851        8,929
RESTRICTED CASH.......................................      5,695        5,680
TENANT RECEIVABLES, NET...............................      9,753        7,367
NOTES RECEIVABLE FROM RELATED PARTY (Note 3)..........      2,153
ESCROW DEPOSITS.......................................      2,145        5,114
DEFERRED FINANCING AND LEASING COSTS, NET.............     14,774       13,052
PREPAID EXPENSES AND OTHER ASSETS, NET................      4,557        4,602
                                                       ----------     --------
    TOTAL ASSETS...................................... $1,015,122     $757,654
                                                       ==========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Mortgage debt....................................... $  134,445     $131,363
  Line of credit (Note 4).............................    223,000      142,000
  Accounts payable and accrued expenses...............     10,601        9,711
  Accrued distributions (Note 7)......................     12,815       10,804
  Rents received in advance and tenant security
   deposits...........................................     13,172       11,441
                                                       ----------     --------
    Total liabilities.................................    394,033      305,319
                                                       ----------     --------
COMMITMENTS AND CONTINGENCIES (Note 3)................
MINORITY INTERESTS (Note 5):
  8.075% Series A cumulative redeemable preferred
   unitholders........................................     74,480
  Common unitholders..................................     68,982       55,185
                                                       ----------     --------
    Total minority interests..........................    143,462       55,185
                                                       ----------     --------
STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $.01 par value, 28,300,000 shares
   authorized
    None issued and outstanding.......................
  8.075% Series A Cumulative Redeemable Preferred
   Stock, $.01 par value, 1,700,000 shares authorized,
   none issued and outstanding........................
  Common stock, $.01 par value, 150,000,000 shares
   authorized: 27,649,210 and 24,475,000 shares issued
   and outstanding, respectively .....................        276          245
  Additional paid-in capital..........................    486,976      403,163
  Distributions in excess of earnings.................     (9,625)      (6,258)
                                                       ----------     --------
    Total stockholders' equity........................    477,627      397,150
                                                       ----------     --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $1,015,122     $757,654
                                                       ==========     ========

   See accompanying notes to consolidated and combined financial statements.

           KILROY REALTY CORPORATION (THE "COMPANY") CONSOLIDATED AND
               KILROY GROUP (PREDECESSOR TO THE COMPANY) COMBINED

                            STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                 KILROY REALTY
                                                  CORPORATION           KILROY
                                             -----------------------     GROUP
                                             SIX MONTHS  FEBRUARY 1,  JANUARY 1,
                                               ENDED       1997 TO      1997 TO
                                              JUNE 30,    JUNE 30,    JANUARY 31,
                                                1998        1997         1997
                                             ----------  -----------  -----------
REVENUES:
  Rental income............................  $   54,448  $   19,460     $2,760
  Tenant reimbursements....................       6,273       1,810        275
  Interest income..........................         883       1,975
  Other income.............................         867         296         18
                                             ----------  ----------     ------
    Total revenues.........................      62,471      23,541      3,053
                                             ----------  ----------     ------
EXPENSES:
  Property expenses........................       9,037       3,275        643
  Real estate taxes........................       3,754         927        106
  General and administrative...............       3,702       2,175         78
  Ground leases............................         595         464         64
  Interest expense.........................       9,379       4,077      1,895
  Depreciation and amortization............      12,419       4,744        787
                                             ----------  ----------     ------
    Total expenses.........................      38,886      15,662      3,555
                                             ----------  ----------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN,
 EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS.........      23,585       7,879       (502)
EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED
 SUBSIDIARY................................         (25)        135
                                             ----------  ----------     ------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN AND
 MINORITY INTERESTS........................      23,560       8,014       (502)
                                             ----------  ----------
MINORITY INTERESTS:
  Distributions on 8.075% Series A
   Cumulative Redeemable Preferred units...      (2,254)
  Minority interest in earnings............      (2,642)     (1,254)
                                             ----------  ----------     ------
    Total minority interests...............      (4,896)     (1,254)
                                             ----------  ----------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN....      18,664       6,760       (502)
EXTRAORDINARY GAIN.........................                              3,204
                                             ----------  ----------     ------
NET INCOME.................................  $   18,664  $    6,760     $2,702
                                             ==========  ==========     ======
Net income per common share--basic.........  $     0.71  $     0.47
                                             ==========  ==========
Net income per common share--diluted.......  $     0.71  $     0.46
                                             ==========  ==========
Weighted average shares outstanding--basic.  26,324,554  14,475,000
                                             ==========  ==========
Weighted average shares outstanding--dilut-
 ed........................................  26,466,797  14,548,188
                                             ==========  ==========

   See accompanying notes to consolidated and combined financial statements.

                     KILROY REALTY CORPORATION CONSOLIDATED

                            STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
REVENUES:
  Rental income........................................  $   28,988  $   12,350
  Tenant reimbursements................................       3,450       1,104
  Interest income......................................         409       1,004
  Development services.................................
  Other income.........................................         673         111
                                                         ----------  ----------
    Total revenues.....................................      33,520      14,569
                                                         ----------  ----------
EXPENSES:
  Property expenses....................................       5,066       2,036
  Real estate taxes....................................       2,068         574
  General and administrative...........................       2,143       1,450
  Ground leases........................................         290         279
  Interest expense.....................................       4,593       2,546
  Depreciation and amortization........................       6,565       3,000
                                                         ----------  ----------
    Total expenses.....................................      20,725       9,885
                                                         ----------  ----------
INCOME BEFORE EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS.....................      12,795       4,684
EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED SUBSIDIARY...         (24)        192
                                                         ----------  ----------
INCOME BEFORE MINORITY INTERESTS.......................      12,771       4,876
                                                         ----------  ----------
MINORITY INTERESTS:
  Distributions on 8.075% Series A Cumulative
   Redeemable Preferred Units (Note 5).................      (1,554)
  Minority interest in earnings........................      (1,432)       (768)
                                                         ----------  ----------
    Total minority interests...........................      (2,986)       (768)
                                                         ----------  ----------
NET INCOME.............................................  $    9,785  $    4,108
                                                         ==========  ==========
Net income per common share--basic.....................  $     0.36  $     0.28
                                                         ==========  ==========
Net income per common share--diluted...................  $     0.36  $     0.28
                                                         ==========  ==========
Weighted average shares outstanding--basic.............  27,406,618  14,475,000
                                                         ==========  ==========
Weighted average shares outstanding--diluted...........  27,520,681  14,520,744
                                                         ==========  ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................ $ 18,664  $  9,462
 Adjustment to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization............................   12,419     5,531
  Provision for bad debts..................................      402       168
  Restricted stock compensation............................      230       192
  Extraordinary gain.......................................             (3,204)
  Minority interest in earnings............................    2,642     1,254
  Accrued distributions on 8.075% Series A Cumulative
   Redeemable Preferred Units..............................    1,514
  Equity in loss (income) of unconsolidated subsidiary.....       25      (135)
  Changes in assets and liabilities:
   Tenant receivables......................................   (2,788)     (885)
   Deferred leasing costs, net.............................   (1,733)   (4,309)
   Prepaid expenses and other assets, net..................     (113)      598
   Accounts payable and accrued expenses...................      890    (3,034)
   Accrued cost of option buy-out and tenant improvements..             (1,390)
   Rents received in advance and tenant security deposits..    1,731     1,521
                                                            --------  --------
    Net cash provided by operating activities..............   33,883     5,769
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for rental properties........................ (213,009) (219,315)
 Expenditures for land and construction in progress........  (37,583)
 Disbursement for note receivable..........................   (2,153)
 Escrow deposits, net......................................    2,969   (16,935)
 Net investment in and advances to unconsolidated
  subsidiary...............................................      (69)     (351)
                                                            --------  --------
    Net cash used in investing activities.................. (249,845) (236,601)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuances of common stock...............   82,192   302,780
 Net proceeds from issuance of 8.075% Series A Cumulative
  Redeemable Preferred Units...............................   72,966
 Proceeds from issuance of mortgage debt...................    5,000    96,000
 Principal payments on mortgage debt.......................   (1,918) (219,147)
 Net borrowings on line of credit..........................   81,000    92,000
 Finance costs.............................................   (1,151)   (3,215)
 Restricted cash...........................................      (15)   (5,724)
 Distributions paid........................................  (23,190)   (3,739)
 Deemed and actual contributions from partners, net........              6,173
                                                            --------  --------
    Net cash provided by financing activities..............  214,884   265,128
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......   (1,078)   34,296
Cash and cash equivalents, beginning of period.............    8,929
                                                            --------  --------
Cash and cash equivalents, end of period .................. $  7,851  $ 34,296
                                                            ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................................... $ 12,322  $  8,119
                                                            ========  ========
  Distributions paid on 8.075% Series A Cumulative
   Redeemable Preferred Units.............................. $    740
                                                            ========  ========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable......................... $ 12,815  $  6,701
                                                            ========  ========
  Issuance of units of the Operating Partnership to acquire
   properties (Note 2)..................................... $ 16,031  $  3,979
                                                            ========  ========

   See accompanying notes to consolidated and combined financial statements.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                         NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

  Kilroy Realty Corporation (the "Company") owns, operates and develops office and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and operates as a self-administered real estate investment trust ("REIT"). The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations of the properties contributed to the Company in connection with its formation, the formation of Kilroy Realty, L.P. (the "Operating Partnership") and completion of the Company's IPO (collectively the "Formation Transactions") on January 31, 1997. As of June 30, 1998, the Company's stabilized portfolio consisted of 77 office buildings and 82 industrial buildings, which encompassed approximately 5.4 million and
5.6 million rentable square feet, respectively, and was 92.1% leased. The Company owns its interests in all of the properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P.

  The majority of the properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

2. PROPERTY ACQUISITIONS

  During the six months ended June 30, 1998, the Company completed a series of transactions to acquire 41 acres of undeveloped land, 23 office buildings and 15 industrial buildings in California and Nevada, as follows:

                         NUMBER OF                          LOCATION OF    PURCHASE PRICE
      DESCRIPTION        BUILDINGS ACREAGE/SQUARE FOOTAGE     PROPERTY       (MILLIONS)
      -----------        --------- ---------------------- ---------------- --------------
Undeveloped land........                      2 acres     San Diego, CA          $1.7
Undeveloped land........                     13 acres     San Diego, CA           9.5
Undeveloped land........                      4 acres     San Diego, CA           1.8
Undeveloped land........                      4 acres     San Diego, CA           2.6
Undeveloped land........                     18 acres     Calabasas, CA           2.9
                                                                               ------
  Subtotal Undeveloped
   land.................                                                         18.5
                                                                               ------
Office building.........      1        48,000 sq. ft.     Los Angeles, CA         7.6
Office buildings........      4       149,000 sq. ft.     Fullerton, CA          10.6
Office building.........      1        70,000 sq. ft.     Santa Monica, CA       16.6
Office buildings........      2        79,000 sq. ft.     Anaheim, CA             7.1
Office building.........      1        82,000 sq. ft.     Carlsbad, CA           10.5
Office buildings........      2       200,000 sq. ft.     San Diego, CA          29.5
Office building.........      1        41,000 sq. ft.     Camarillo, CA           5.0
Office building.........      1        69,000 sq. ft.     San Diego, CA           7.3
Office buildings........      7       411,000 sq. ft.     San Diego, CA          54.5
Office building.........      1        46,000 sq. ft.     San Diego, CA           6.2
Office building.........      1        39,000 sq. ft.     San Diego, CA           5.2
Office building.........      1        45,000 sq. ft.     San Diego, CA           3.9
Industrial buildings....      9       143,000 sq. ft.     Irvine, CA             12.6
Industrial buildings....      3       234,000 sq. ft.     San Jose, CA           27.9
Industrial building.....      1        75,000 sq. ft.     Reno, NV                6.9
Industrial building.....      1        84,000 sq. ft.     Anaheim, CA             6.2
Industrial building.....      1        52,000 sq. ft.     Tustin, CA              3.5
                                                                               ------
  Subtotal office and industrial buildings................................      221.1
                                                                               ------
   Total..................................................................     $239.6
                                                                               ======

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

  In April 1998, 18 acres of undeveloped land in Calabasas, California were acquired from a partnership owned by John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman and its President and Chief Executive Officer, respectively, in exchange for $346,000 in cash and the issuance of 90,787 common limited partnership units of the Operating Partnership valued at $2,520,000. The land is part of a 66 acre development site in Calabasas California which is presently entitled for over one million rentable square feet of office, retail and hotel development. The infrastructure improvements on the land were financed with Mello Roos bonds which have a current principal balance of approximately $17,200,000. Principal and interest on the bonds will be charged to the Company and other owners through property tax bills through 2008 based on the relative value of land and buildings on the site. Based on the planned development of the total site, the Company's obligation for its portion of the development site is estimated at $9,000,000 but may vary depending on the actual size and number of buildings built. The costs will be charged to operations as incurred.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


3. NOTES RECEIVABLE FROM RELATED PARTY

  On May 7, 1998 the Company entered into an agreement to loan up to $8,545,000 to a limited partnership controlled by Richard S. Allen, a member of the board of directors of the Company. Advances on the note will be used for infrastructure improvements on land in San Diego which secures the note. Pursuant to a separate agreement with the borrower, the Company will acquire a 50% interest in the land upon the completion of all infrastructure improvements. Interest accrues on all outstanding borrowings at a rate of LIBOR plus 1.85% (7.54% at June 30, 1998) and the note is due upon the acquisition of the 50% interest in the land by the Company. At June 30, 1998, $2,153,000 was outstanding on the note.

  On May 22, 1998 the Company entered into an agreement to loan up to $2,250,000 to a limited liability company also controlled by Richard S. Allen. Advances on the note will be used for tenant improvements and upgrades to a building in San Diego which secures the note. Pursuant to a separate agreement with the borrower, the Company will acquire the building on or before June 30, 1999 subject to the completion of improvements. The note matures on the acquisition date. Interest accrues on all outstanding borrowings at a rate of prime plus 1%. There were no advances outstanding at June 30, 1998.

4. LINE OF CREDIT

  On February 24, 1998, the Operating Partnership entered into a $350,000,000 unsecured revolving line of credit (together with the previous line of credit, the "Credit Facility") replacing the Operating Partnership's previous $250,000,000 secured revolving credit facility. The new Credit Facility matures in February 2000, and bears interest at either LIBOR plus 1.00%, LIBOR plus 1.125% or LIBOR plus 1.25%, depending on the Company's leverage ratios at the time of borrowing.

  Borrowings outstanding at June 30, 1998 were $223,000,000. Availability under the Credit Facility at June 30, 1998 was $118,811,000 based on the value of the Company's unencumbered assets. The fee for unused funds is 0.25% based on outstanding balances.

5. MINORITY INTERESTS

  On February 6, 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interests in the Operating Partnership (the "Preferred Units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60,000,000. The Company used the contribution proceeds, less applicable transactions costs and expenses of $1,626,000, for the repayment of borrowings outstanding on the Credit Facility. On April 22, 1998 the Company issued an additional 300,000 Preferred Units for a gross contribution to the Operating Partnership of $15,000,000. The Company used the contribution proceeds, less applicable transaction costs and expenses of $408,000 for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company's 8.075% Series A Cumulative Preferred Stock beginning February 6, 2008 which may be accelerated under certain circumstances.

6. STOCKHOLDERS EQUITY

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") which registered $400,000,000 of equity securities of the Company. The

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

registration statement was declared effective by the SEC on February 11, 1998. Through August 10, 1998 the Company completed four public offerings aggregating 3,012,326 shares of Common Stock and two direct placements aggregating 161,884 shares of Common Stock with aggregate net proceeds of $82.2 million. The Company used such net proceeds to repay borrowings under the Credit Facility.

  As a result of the capital transactions referred to above and the issuance of Common Units in connection with the purchase of certain properties (Note
2), the Company owned an 87.4% general partnership interest in the Operating Partnership as of June 30, 1998.

7. SUBSEQUENT EVENTS

  Subsequent to June 30, 1998, the Company acquired ten acres of undeveloped land in San Diego, California from unaffiliated third parties with borrowings on the Credit Facility and available working capital. The purchase price was $5.8 million.

  On July 10, 1998 distributions of $12,815,000 were paid to stockholders and unitholders of record on June 30, 1998. In addition distributions of $1,514,000 were paid to the 8.075% Series A Cumulative Redeemable Preferred Unitholders.

8. EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income:

                                  SIX MONTHS ENDED             PERIOD FEBRUARY 1, 1997 THROUGH
                                    JUNE 30, 1998                       JUNE 30, 1997
                         ----------------------------------- -----------------------------------
                           INCOME       SHARES     PER SHARE   INCOME       SHARES     PER SHARE
                         (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)  AMOUNT
                         ----------- ------------- --------- ----------- ------------- ---------
                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Basic...................   $18,664    26,324,554     $0.71     $6,760     14,475,000     $0.47
Effect of Dilutive
 Securities:
  Stock options.........                 142,243                              73,188
                           -------    ----------     -----     ------     ----------     -----
Diluted.................   $18,664    26,466,797     $0.71     $6,760     14,548,188     $0.46
                           =======    ==========     =====     ======     ==========     =====

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the six months ended June 30, 1998 and 1997 are presented as if the acquisitions described in Note 2 to the financial statements had occurred on January 1, 1997. Such pro forma information is based upon the consolidated statements of operations of the Company for the six months ended June 30, 1998 and the period from February 1, 1997 to June 30, 1997 and the combined statement of operations of the Kilroy Group for the period January 1, 1997 to January 31, 1997, and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming such property acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          PRO FORMA INCOME STATEMENT
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          SIX MONTHS SIX MONTHS
                                                            ENDED      ENDED
                                                           JUNE 30,   JUNE 30,
                                                             1998       1997
                                                          ---------- ----------
Total revenues........................................... $   65,773 $   34,759
                                                          ========== ==========
Net income before extraordinary items.................... $   18,211 $    6,814
                                                          ========== ==========
Net income............................................... $   18,211 $   10,018
                                                          ========== ==========
Net income per common share-basic........................ $     0.69 $     0.69
                                                          ========== ==========
Net income per common share-diluted...................... $     0.69 $     0.69
                                                          ========== ==========
Weighted average shares outstanding-basic................ 26,324,554 14,475,000
                                                          ========== ==========
Weighted average shares outstanding-diluted.............. 26,466,797 14,548,188
                                                          ========== ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of the Company, and the combined financial statements of the Company's predecessor, the Kilroy Group, and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW AND BACKGROUND

  Kilroy Realty Corporation (the "Company") owns, operates and develops office and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and operates as a self-administered real estate investment trust. The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with its formation, the formation of Kilroy Realty, L.P. (the '"Operating Partnership") and completion of the Company's IPO (collectively (the "Formation Transactions") on January 31, 1997. As of June 30, 1998, the Company's portfolio of stabilized properties consisted of 77 office buildings and 82 industrial buildings, which encompassed approximately 5.4 million and 5.6 million rentable square feet, respectively, and were 92.1% leased. The Company owns its interests in all of the properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P.

RESULTS OF OPERATIONS

  During 1997, the Company acquired 96 office and industrial buildings totaling 2.2 million and 3.7 million rentable square feet, respectively, for an aggregate acquisition cost of $507.4 million. During the six months ended June 30, 1998, the Company acquired 38 office and industrial buildings totaling 1.3 million and 589,000 rentable square feet, respectively, for a total investment of $221.1 million. As the 1998 Acquisitions were acquired on various dates, a full six months of revenue and expenses were not recognized for these properties during the period ended June 30, 1998.

  As a result of the properties acquired subsequent to June 30, 1997, rentable square footage in the Company's portfolio of stabilized properties increased
5.8 million, or 110.8% to 11.0 million rentable square feet at June 30, 1998 compared to 5.2 million rentable square feet at June 30, 1997. As of June 30, 1998, the Company's portfolio of stabilized properties was comprised of 77 office properties encompassing 5.4 million rentable square feet and 82 industrial properties encompassing 5.6 million rentable square feet. The portfolio occupancy rate at June 30, 1998 was 92.1%, with the office and industrial properties 95.2% and 89.2% leased, respectively, as of such date.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                                ---------------
                                                                (IN THOUSANDS)
                                                                 1998    1997
                                                                ------- -------
REVENUES:
  Rental income................................................ $28,988 $12,350
  Tenant reimbursements........................................   3,450   1,104
  Interest income..............................................     409   1,004
  Other income.................................................     673     111
                                                                ------- -------
    Total revenues.............................................  33,520  14,569
                                                                ------- -------
EXPENSES:
  Property expenses............................................   5,066   2,036
  Real estate taxes............................................   2,068     574
  General and administrative...................................   2,143   1,450
  Ground leases................................................     290     279
  Interest expense.............................................   4,593   2,546
  Depreciation and amortization................................   6,565   3,000
                                                                ------- -------
    Total expenses.............................................  20,725   9,885
                                                                ------- -------
INCOME BEFORE EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED
 SUBSIDIARY, AND MINORITY INTERESTS............................ $12,795 $ 4,684
                                                                ======= =======

  Total revenues increased $18.9 million, or 130.1% to $33.5 million for the three months ended June 30, 1998 compared to $14.6 million for the three months ended June 30, 1997. Rental income increased $16.6 million, or 134.7% to $29.0 million for the three months ended June 30, 1998 compared to $12.4 million for the three months ended June 30, 1997. Of this increase, $11.5 million was generated by properties acquired during 1997 subsequent to the IPO on January 31, 1997 (the "1997 Acquisitions") and $4.8 million was generated from properties acquired during the six months ended June 30, 1998 (the "1998 Acquisitions"). The remaining $.3 million increase in rental income was generated by properties owned at the IPO and still owned at June 30, 1998 (the "Existing Properties") and represents a 3.0% increase in rental income for the Existing Properties. The increase is primarily the result of leasing activity at the SeaTac Office Center, including a lease for 211,000 rentable square feet with The Boeing Company, which was effective January 1, 1998 (the "Boeing Lease"). In addition, during the second quarter of 1998, the Company leased 46,000 rentable square feet at the La Palma Business Center which was vacant at June 30, 1997, at a rental rate 14.8% higher than the previous rental rate. Excluding the Boeing lease, occupancy remained consistent and average rent per square foot increased 2.1% for the Existing Properties for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

  Tenant reimbursements increased $2.4 million, or 212.5% to $3.5 million for the three months ended June 30, 1998 compared to $1.1 million for the three months ended June 30, 1997. Of this increase $1.6 million was due to tenant reimbursements from the 1997 and 1998 Acquisitions. The remaining increase of $.8 million was generated by the Existing Properties, of which $0.3 million represents tenant reimbursements under the Boeing Lease. Interest income decreased $.6 million or 59.3% to $0.4 million for the three months ended June 30, 1998, compared to $1.0 million for the three months ended June 30, 1997, due to interest earned on the $116.2 million of net IPO proceeds during the three months ended June 30, 1997. Other income for the three months ended June 30, 1998 included $0.5 million in development services fees, and also consists of lease termination fees and property management fees.

  Total expenses increased $10.8 million, or 118.8%, to $20.7 million for the three months ended June 30, 1998 compared to $9.9 million for the three months ended June 30, 1997. Property expenses increased $3.0 million, or 148.8% to $5.0 million and real estate taxes increased $1.5 million, or 260.3% to $2.1 million for the three months ended June 30, 1998 compared to $2.0 million and $.6 million, respectively for the three months ended June 30, 1997. Of the collective increase of $4.5 million in property expenses and real estate taxes, $3.2 million was generated by the 1997 Acquisitions and $1.2 million was generated from the 1998 Acquisitions. The remaining $0.1 million increase from the Existing Properties is due primarily to an increase in property taxes due to the reassessment of property values in connection with the IPO. General and administrative expenses increased $.7 million, or 47.8%, to $2.1 million for the three months ended June 30, 1998 compared to $1.4 million for the three months ended June 30, 1997, due to increased management and administrative costs associated with the increased portfolio size and the operations of the Company as a public real estate investment trust. Interest expense increased $2.0 million, or 80.4%, to $4.6 million for the three months ended June 30, 1998 compared to $2.6 million for the three months ended June 30, 1997, primarily due to $131.0 million of borrowings on the Company's unsecured revolving credit facility and $32.9 million of mortgage debt assumed in connection with 1997 acquisitions. The Company's weighted average interest rate decreased .9% to 7.4% at June 30, 1998 compared to 8.3% at June 30, 1997. Depreciation and amortization expense increased $3.6 million, or 118.8%, to $6.6 million for the three months ended June 30, 1998 compared to $3.0 million for the same period in 1997, primarily due to depreciation on the 1997 and 1998 Acquisitions.

  Net income before extraordinary gains increased $8.1 million, or 173.2% to $12.8 million for the three months ended June 30, 1998 compared to $4.7 million for the three months ended June 30, 1997. The increase is due primarily to an increase in rental income and tenant reimbursements of $16.6 million and $2.3 million, respectively, offset by an increase in property expenses of $3.0 million, an increase in real estate taxes of $1.5 million, an increase in interest expense of $2.0 million and an increase in depreciation and amortization of $3.6 million.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO ADJUSTED SIX MONTHS ENDED JUNE 30,
1997

  The Company's management believes that in order to provide meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Kilroy Group financial statements to make accounting periods comparable. Accordingly the results of operations for the period January 1, 1997 to January 31, 1997 have been adjusted to reflect interest income, general and administrative expenses, interest expense and extraordinary items as if the IPO had been consummated on January 1, 1997. The following sections discuss the results of operations as adjusted.

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                             (IN THOUSANDS)
                                                           1998       1997
                                                          ------- -------------
                                                                  (AS ADJUSTED)
REVENUES:
  Rental income.......................................... $54,448    $22,220
  Tenant reimbursements..................................   6,273      2,085
  Interest income........................................     883      2,461
  Other income...........................................     867        314
                                                          -------    -------
    Total revenues.......................................  62,471     27,080
                                                          -------    -------
EXPENSES:
  Property expenses......................................   9,037      3,900
  Real estate taxes......................................   3,754      1,033
  General and administrative.............................   3,702      2,538
  Ground leases..........................................     595        528
  Interest expense.......................................   9,379      4,843
  Depreciation and amortization..........................  12,419      5,531
                                                          -------    -------
    Total expenses.......................................  38,886     18,373
                                                          -------    -------
INCOME BEFORE EQUITY IN (LOSS) INCOME OF SUBSIDIARY,
 MINORITY INTERESTS AND EXTRAORDINARY GAIN............... $23,585    $ 8,707
                                                          =======    =======

  Total revenues increased $35.4 million, or 130.7% to $62.5 million for the six months ended June 30, 1998 compared to $27.1 million for the six months ended June 30, 1997. Rental income increased $32.2 million, or 145.0% to $54.4 million for the six months ended June 30, 1998 compared to $22.2 million for the six months ended June 30, 1997. Of this increase, $24.5 million was generated by the 1997 Acquisitions and $6.2 million was generated from the 1998 Acquisitions. The remaining $1.5 million increase in rental income was generated by the Existing Properties and represents a 7.3% increase in rental income for the Existing Properties. The increase is primarily the result of leasing activity at the SeaTac Office Center, including the Boeing Lease which contributed $0.9 million of the increase in rental revenue. The remainder of the increase is primarily attributable to owning the seven properties acquired in connection with the IPO for a full six months in 1998. Excluding the Boeing Lease, occupancy remained consistent and average rent per square foot increased 2.2% for the Existing Properties for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

  Tenant reimbursements increased $4.2 million, or 200.9% to $6.3 million for the six months ended June 30, 1998 compared to $2.1 million for the six months ended June 30, 1997. Of this increase, $3.0 million was attributable to tenant reimbursements from the 1997 and 1998 Acquisitions. The remaining increase of $1.2 million was generated by the Existing Properties, of which $0.6 million represents tenant reimbursements under the Boeing Lease. Interest income decreased $1.6 million or 64.1% to $0.9 million for the six months ended
June 30, 1998, compared to $2.5 million for the six months ended June 30, 1997, due to interest earned on the $116.2 million of net IPO proceeds during the six months ended June 30, 1997. Other income for the six months ended June 30, 1998 included $0.5 million in development services fees, and lease termination fees and property management fees.

  Total expenses increased $20.5 million, or 111.6%, to $38.9 million for the six months ended June 30, 1998 compared to $18.4 million for the six months ended June 30, 1997. Property expenses increased $5.1 million, or 131.7% to $9.0 million and real estate taxes increased $2.7 million, or 263.4% to $3.7 million for the six months ended June 30, 1998 compared to $3.9 million and $1.0 million, respectively for the six months ended June 30, 1997. Of the collective increase of $7.9 million in property expenses and real estate taxes, $5.7 million was generated by the 1997 Acquisitions and $1.7 million was generated from the 1998 Acquisitions. The remaining $0.5 million increase from the Existing Properties is primarily attributable to an increase in property taxes due to the reassessment of property values in connection with the IPO. General and administrative expenses increased $1.2 million, or 45.9%, to $3.7 million for the six months ended June 30, 1998 compared to $2.5 million for the six months ended June 30, 1997, due to increased management and administrative costs associated with the increased portfolio size and the operation of the Company as a public real estate investment trust. Ground lease expense increased $67,000 or 12.7% during the six months ended June 30, 1998 over the same period in 1997 primarily as a result of a ground lease on two properties purchased subsequent to the IPO. Interest expense increased $4.5 million, or 93.7%, to $9.4 million for the six months ended June 30, 1998 compared to $4.9 million for the six months ended June 30, 1997, primarily due to $131.0 million of borrowings on the Company's unsecured revolving credit facility and $32.9 million of mortgage debt assumed in connection with 1997 Acquisitions. The Company's weighted average interest rate decreased .9% to 7.4% at June 30, 1998 compared to 8.3% at June 30, 1997. Depreciation and amortization expense increased $6.9 million, or 124.5%, to $12.4 million for the six months ended June 30, 1998 compared to $5.5 million for the same period in 1997, due to depreciation on the 1997 and 1998 Acquisitions.

  Net income before extraordinary gains increased $14.9 million, or 170.9% to $23.6 million for the six months ended June 30, 1998 compared to $8.7 million for the six months ended June 30, 1997. The increase is due primarily to an increase in rental income and tenant reimbursements of $32.2 million and $4.2 million, respectively, offset by an increase in property expenses of $5.2 million, an increase in real estate taxes of $2.7 million, an increase in interest expense of $4.5 million and an increase in depreciation and amortization of $6.9 million.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, the Company obtained a $350 million unsecured revolving credit facility (the "Credit Facility"), which bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.125% or LIBOR plus 1.25% depending on the Company's leverage ratios, and matures in February 2000. Availability under the Credit Facility is dependent upon the value of the Company's pool of unencumbered assets and was $101.1 million at August 10, 1998. There were borrowings of $245.0 million outstanding at August 10, 1998.

  On January 31, 1998 the Company increased the amount of its $14.0 million mortgage loan to $19.0 million and extended the maturity date to January 31, 2000. In addition, the Company repaid a $0.9 million promissory note in January 1998. As of June 30, 1998 the Company's mortgage loans had a weighted average interest rate of 8.19%.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") which registered $400 million of equity securities of the Company. The registration statement was declared effective by the SEC on February 11, 1998. Through August 10, 1998 the Company completed four public offerings aggregating 3,012,326 shares of Common Stock and two direct placements aggregating 161,884 shares of Common Stock with aggregate net proceeds of $82.2 million. As of August 10, 1998, an aggregate of $313.1 million of equity securities were issuable under the registration statement. The Company, as general partner of the Operating Partnership and as required by the terms and conditions of the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership Agreement"), invested the net proceeds of such offerings in the Operating Partnership, which used such net proceeds to repay borrowings under the Credit Facility.

  In February 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interests in the Operating Partnership (the "Preferred Units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transactions costs and expenses of $1.6 million, for the repayment of borrowings outstanding on the Credit Facility. On April 22, 1998 the Company issued an additional 300,000 Preferred Units for a gross contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $0.4 million for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders, for shares of the Company's 8.075% Series A Cumulative Preferred Stock, beginning February 6, 2008 which may be accelerated under certain circumstances.

  The Company believes that it will have sufficient capital resources to satisfy its obligations for the next twelve months. The Company expects to meet its long-term liquidity requirements and possible future development and property acquisitions, through long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or additional equity securities of the Company or, possibly in connection with acquisitions of land or improved properties, the issuance of common units of the Operating Partnership.

CAPITAL EXPENDITURES

  As of June 30, 1998, the Company commenced development of approximately 1.5 million rentable square feet of space at a total budgeted cost of approximately $109.1 million. The Company has spent an aggregate of $48.6 million on these projects as of June 30, 1998. The Company intends to finance all development with borrowings under the Credit Facility and working capital.

  At June 30, 1998, the Company had escrow deposits of $2.1 million for contemplated acquisitions of 396,000 aggregate rentable square feet of office and industrial buildings and approximately 40 acres of undeveloped land. The aggregate acquisition cost of the land and buildings is estimated to be approximately

$108.2 million. Subsequent to June 30, 1998 the Company completed the acquisition of 9.7 acres of undeveloped land for an aggregate purchase price of $5.7 million. The properties were acquired from unaffiliated third parties with borrowings on the Credit Facility.

  On October 31, 1997, the Company entered into an agreement with The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California ("The Allen Group"), to purchase through a series of transactions office and industrial buildings with approximately 1,730,000 aggregate rentable square feet and develop approximately 750,000 rentable square feet of office space for an aggregate purchase price of approximately $300 million. The acquisition agreement with The Allen Group was based on arms-length negotiations. Subsequent to the execution of the related documentation, Richard S. Allen, the majority equity owner and Chief Executive Officer of The Allen Group, was elected to serve as a director of the Company. As of December 31, 1997, the Company completed the first phase of the acquisitions from The Allen Group by acquiring four office and four industrial buildings encompassing 907,000 aggregate rentable square feet for an aggregate purchase price of approximately $80 million.

  The second phase of such acquisitions is presently expected to consist of the purchase of five office and six industrial properties located in California and Nevada encompassing approximately 823,000 aggregate rentable square feet at an estimated aggregate purchase price of approximately $120 million. As of June 30, 1998 the Company has completed the purchase of one office and one industrial property encompassing approximately 275,000 aggregate renable square feet at an aggregate purchase price of $36.4 million. The Company presently expects the remaining acquisitions to occur during 1998 and early 1999, pursuant to the completion of construction and/or stabilized occupancy of the properties.

  The third phase of the transaction with The Allen Group is presently expected to consist of the development of two office projects in San Diego, California with approximately 750,000 aggregate rentable square feet for an estimated aggregate development cost of approximately $100 million. The Company has agreed to purchase a 50% managing interest in the two projects upon completion of all necessary entitlements and infrastructure and is expected to manage the development of both projects. The Company has an option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. The Company presently expects development of the two office projects to commence during the fourth quarter of 1998.

HISTORICAL CASH FLOWS

  The Company's net cash provided by operating activities increased $28.1 million or 487.3% to $33.9 million for the six months ended June 30, 1998 compared to $5.8 million for the six months ended June 30, 1997. The increase is primarily due to the increase in net income resulting from the 1997 and 1998 acquisitions, and increased property operating income generated by the properties owned as of January 1, 1997. The increase was partially offset by increased interest expense. Cash used in investing increased $13.2 million or 5.6% to $249.8 million for the six months ended June 30, 1998 compared to $236.6 million for the six months ended June 30, 1997. The increase was primarily due to $37.6 million spent on land and construction in progress and a $2.2 million investment in a note receivable, offset by a decrease in property acquisitions acquired with cash of $6.3 million or 2.9% to $213.0 million in the six months ended June 30, 1998 compared to $219.3 million in the six months ended June 30, 1997 and cash placed in escrow. Cash provided by financing activities decreased $50.2 million or 19.0% to $214.9 million for the six months ended June 30, 1998 compared to $265.1 million for the six months ended June 30, 1997. Cash provided by financing activities for the six month ended June 30, 1998 consisted primarily of net proceeds from the issuance of 3,012,326 shares of common stock through four public offerings, the issuance of 161,884 shares of common stock through two direct placements, the issuance of $75.0 million of 8.075% Series A Cumulative Redeemable Preferred Units of the Operating Partnership and proceeds from the issuance of mortgage debt and net borrowings on the line of credit, partially offset by distributions paid to stockholders and minority interest holders. Cash provided by financing activities for the six month ended June 30, 1997 consisted of net proceeds from the Company's initial public offering (the "IPO") in January 1997, proceeds from the issuance of mortgage debt in connection with the IPO, net borrowings on the line of credit and distributions paid to stockholders and minority interest holders. The increase in distributions of $19.5 million or 520.2% to $23.2 million for the six months ended June 30, 1998 from $3.7 million for the six months ended June 30, 1997 is due to a greater number of shares outstanding as well as an increase in distribution rate to $.810 per shares for the six months ended June 30, 1998 from .775 per share for the six months ended June 30, 1997.

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

  The following table presents the Company's Funds from Operations for the six months ended June 30, 1998 and the period from February 1, 1997 to June 30, 1997.

                                                          SIX MONTHS FEBRUARY 1,
                                                            ENDED      1997 TO
                                                           JUNE 30,   JUNE 30,
                                                             1998       1997
                                                          ---------- -----------
                                                              (IN THOUSANDS)
Net income...............................................  $18,664     $ 6,760
  Add
    Minority interest in earnings........................    2,642       1,254
    Depreciation and amortization........................   12,419       4,744
    Other................................................      230         197
                                                           -------     -------
Funds from Operations....................................  $33,955     $12,955
                                                           =======     =======

  The following table presents the Company's Funds Available for Distribution for the six months ended June 30, 1998 and the period from February 1, 1997 to June 30, 1997.

                                                         SIX MONTHS FEBRUARY 1,
                                                           ENDED      1997 TO
                                                          JUNE 30,   JUNE 30,
                                                            1998       1997
                                                         ---------- -----------
                                                             (IN THOUSANDS)
Funds from Operations...................................  $33,955     $12,955
  Adjustments
    Amortization of deferred financing costs............      505         404
    Tenant improvements, leasing commissions and
     recurring capital expenditures.....................   (1,422)       (532)
    Net effect of straight-line rents...................   (1,572)        (75)
                                                          -------     -------
Funds Available for Distribution........................  $31,466     $12,752
                                                          =======     =======

INFLATION

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

YEAR 2000

  The Company has completed a comprehensive review of its information systems and has launched a program to update computer systems and applications in preparation for the Year 2000. The Company replaced its property management and accounting system during 1997. Total incremental expenses, including depreciation and amortization of new systems, are not expected to have a material impact on the Company's financial condition.

  The Company is initiating communications with vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's results of operations.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended June 30, 1998, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

  During the three months ended June 30, 1998, the Operating Partnership issued 90,787 partnership units (the "Units") with an aggregate value of approximately $2,520,000 to an entity owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. (the Company's Chairman of the Board and President and Chief Executive Officer, respectively) in exchange for 18 acres of land in Calabasas, California. The Units were issued in reliance on an exemption registration requirement pursuant to regulation D under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's annual meeting of its stockholders on May 12, 1997, stockholders elected John R. D'Eathe (22,306,650 votes for, and 635,363 votes against or withheld) as a director of the Company for a term expiring in 2001. The stockholders also elected William P. Dickey (22,310,295 votes for, and 631,718 votes against or withheld) as a director of the Company for a term expiring in 2001.

  In addition, the stockholders approved an amendment to the 1997 Kilroy Realty Corporation Stock Option and Incentive Plan to increase the number of shares of common stock issuable under the plan from 1,500,000 to 3,000,00 shares (15,567,988 votes for, 4,268,256 votes against, 128,713 votes withheld and 2,977,056 broker non-votes).

ITEM 5. OTHER INFORMATION--NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER         DESCRIPTION
 -------        -----------
 27.1*   Financial Data Schedule.

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K, dated April 20, 1998, in connection with the private placement of 300,000 8.075% Series A Cumulative Redeemable Preferred Units of Kilroy Realty, L.P. and the issuance of 110,225 shares of its $.01 par value per share common stock.

  The Company filed a Current Report on Form 8-K , dated April 24, 1998, in connection with the issuance of 740,741 shares of its $.01 par value per share common stock.

  The Company filed a Current Report on Form 8-K/A, dated January 13, 1998, which included the audited statements of certain revenues and certain expenses of three properties acquired in January and February 1998 and the unaudited statements of certain revenues and certain expenses of two properties acquired in January 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1997.

                                          Kilroy Realty Corporation

                                          By:
                                          /s/      John B. Kilroy, Jr.
                                          -------------------------------------
                                                   John B. Kilroy, Jr.
                                              President and Chief Executive
                                                         Officer

                                          By: /s/ Richard E. Moran Jr.
                                          -------------------------------------
                                                  Richard E. Moran, Jr.
                                           Executive Vice President and Chief
                                                    Financial Officer

                                          By: /s/   Ann Marie Whitney
                                          -------------------------------------
                                                    Ann Marie Whitney
                                              Vice President and Controller