Form 10-Q
period 1998-09-30
KILROY REALTY CORP
filed 1998-11-16
CIK 1025996

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
     (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


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

     As of November 12, 1998, 27,639,210 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets of Kilroy Realty Corporation as of
         September 30, 1998 (Unaudited) and December 31, 1997...........     3

         Consolidated Statements of Operations of Kilroy Realty
         Corporation for the nine months ended September 30, 1998 and the period February 1, 1997 to September 30, 1997 and the
         Combined Statement of Operations of the Kilroy Group for the
         period January 1, 1997 to January 31, 1997 (Unaudited).........     4

         Consolidated Statements of Operations of Kilroy Realty
         Corporation for the three months ended September 30, 1998 and
         1997 (Unaudited)...............................................     5

         Consolidated Statements of Cash Flows of Kilroy Realty
         Corporation for the nine months ended September 30, 1998 and
         1997 (Unaudited)...............................................     6

         Notes to the Kilroy Realty Corporation Consolidated and Kilroy
         Group Combined Financial Statements (Unaudited)................     7

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    13

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    23

 Item 2. CHANGES IN SECURITIES..........................................    23

 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    23

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    23

 Item 5. OTHER INFORMATION..............................................    23

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    23

         SIGNATURES.....................................................    25

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     KILROY REALTY CORPORATION CONSOLIDATED

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
                       ------
INVESTMENT IN REAL ESTATE (Note 2):
  Land and improvements.............................  $  236,474    $ 177,118
  Buildings and improvements........................     767,677      622,901
  Land and construction in progress.................     128,007       34,671
                                                      ----------    ---------
    Total investment in real estate.................   1,132,158      834,690
  Accumulated depreciation and amortization.........    (139,170)    (121,780)
                                                      ----------    ---------
    Investment in real estate, net..................     992,988      712,910
CASH AND CASH EQUIVALENTS...........................      27,311        8,929
RESTRICTED CASH.....................................       6,296        5,680
TENANT RECEIVABLES, NET.............................      12,802        7,367
NOTES RECEIVABLE FROM RELATED PARTIES (Note 3)......       6,655
ESCROW DEPOSITS.....................................         401        5,114
DEFERRED FINANCING AND LEASING COSTS, NET...........      13,019       13,053
PREPAID EXPENSES AND OTHER ASSETS, NET..............       4,198        4,601
                                                      ----------    ---------
    TOTAL ASSETS....................................  $1,063,670    $ 757,654
                                                      ==========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
LIABILITIES:
  Mortgage debt.....................................  $  133,920    $ 131,363
  Line of credit (Note 4)...........................     270,000      142,000
  Accounts payable and accrued expenses.............      14,307        9,711
  Accrued distributions (Note 7)....................      12,811       10,804
  Rents received in advance and tenant security
   deposits.........................................      13,836       11,441
                                                      ----------    ---------
    Total liabilities...............................     444,874      305,319
                                                      ----------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
MINORITY INTERESTS (Note 5):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders......................................      73,718
  Common unitholders................................      68,680       55,185
                                                      ----------    ---------
    Total minority interests........................     142,398       55,185
                                                      ----------    ---------
STOCKHOLDERS' EQUITY (Note 6):
  Preferred Stock, $.01 par value, 28,300,000 shares
   authorized, none issued and outstanding..........
  8.075% Series A Cumulative Redeemable Preferred
   Stock, $.01 par value, 1,700,000 shares
   authorized, none issued and outstanding..........
  Common Stock, $.01 par value, 150,000,000 shares
   authorized, 27,639,210 and 24,475,000 shares
   issued and outstanding, respectively.............         276          245
  Additional paid-in capital........................     486,956      403,163
  Distributions in excess of earnings...............     (10,834)      (6,258)
                                                      ----------    ---------
    Total stockholders' equity......................     476,398      397,150
                                                      ----------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......  $1,063,670    $ 757,654
                                                      ==========    =========

   See accompanying notes to consolidated and combined financial statements.

           KILROY REALTY CORPORATION (THE "COMPANY") CONSOLIDATED AND
               KILROY GROUP (PREDECESSOR TO THE COMPANY) COMBINED

                            STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                          KILROY REALTY CORPORATION    KILROY
                                         ---------------------------    GROUP
                                          NINE MONTHS   FEBRUARY 1,  JANUARY 1,
                                             ENDED        1997 TO      1997 TO
                                         SEPTEMBER 30, SEPTEMBER 30, JANUARY 31,
                                             1998          1997         1997
                                         ------------- ------------- -----------
REVENUES:
  Rental income........................   $   84,817    $   35,878   $    2,760
  Tenant reimbursements................       10,041         3,441          275
  Interest income......................        1,191         2,875
  Other income.........................          941           454           18
                                          ----------    ----------   ---------
    Total revenues.....................       96,990        42,648        3,053
                                          ----------    ----------   ---------
EXPENSES:
  Property expenses....................       13,812         5,999          625
  Real estate taxes....................        6,554         1,925          106
  General and administrative...........        5,499         3,652           78
  Ground leases........................          854           670           64
  Interest expense.....................       14,642         6,714        1,895
  Depreciation and amortization........       19,159         8,404          787
                                          ----------    ----------   ---------
    Total expenses.....................       60,520        27,364        3,555
                                          ----------    ----------   ---------
INCOME (LOSS) BEFORE EQUITY IN (LOSS)
 INCOME OF UNCONSOLIDATED SUBSIDIARY,
 MINORITY INTERESTS AND EXTRAORDINARY
 GAIN..................................       36,470        15,284         (502)
EQUITY IN (LOSS) INCOME OF
 UNCONSOLIDATED SUBSIDIARY.............          (24)          187
                                          ----------    ----------   ---------
INCOME (LOSS) BEFORE MINORITY INTERESTS
 AND EXTRAORDINARY GAIN................       36,446        15,471         (502)
                                          ----------    ----------   ---------
MINORITY INTERESTS:
  Distributions to 8.075% Series A
   Cumulative Redeemable Preferred
   unitholders.........................       (3,704)
  Minority interest in earnings........       (4,093)       (2,231)
                                          ----------    ----------   ---------
    Total minority interests...........       (7,797)       (2,231)
                                          ----------    ----------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAIN..................................       28,649        13,240         (502)
EXTRAORDINARY GAIN.....................                                   3,204
                                          ----------    ----------   ---------
NET INCOME.............................   $   28,649    $   13,240   $    2,702
                                          ==========    ==========   =========
Net income per common share--basic.....   $     1.07    $     0.82
                                          ==========    ==========
Net income per common share--diluted...   $     1.07    $     0.81
                                          ==========    ==========
Weighted average shares outstanding--
 basic.................................   26,770,445    16,162,243
                                          ==========    ==========
Weighted average shares outstanding--
 diluted...............................   26,865,274    16,246,435
                                          ==========    ==========

   See accompanying notes to consolidated and combined financial statements.

                     KILROY REALTY CORPORATION CONSOLIDATED

                            STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
REVENUES:
  Rental income........................................ $   30,369  $   16,418
  Tenant reimbursements................................      3,768       1,631
  Interest income......................................        308         900
  Other income.........................................         74         158
                                                        ----------  ----------
    Total revenues.....................................     34,519      19,107
                                                        ----------  ----------
EXPENSES:
  Property expenses....................................      4,775       2,724
  Real estate taxes....................................      2,800         998
  General and administrative...........................      1,797       1,477
  Ground leases........................................        259         206
  Interest expense.....................................      5,263       2,637
  Depreciation and amortization........................      6,740       3,660
                                                        ----------  ----------
    Total expenses.....................................     21,634      11,702
                                                        ----------  ----------
INCOME BEFORE EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS.....................     12,885       7,405
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY..........          1          52
                                                        ----------  ----------
INCOME BEFORE MINORITY INTERESTS.......................     12,886       7,457
                                                        ----------  ----------
MINORITY INTERESTS:
  Distributions to 8.075% Series A Cumulative
   Redeemable Preferred unitholders....................     (1,450)
  Minority interest in earnings........................     (1,451)       (977)
                                                        ----------  ----------
    Total minority interests...........................     (2,901)       (977)
                                                        ----------  ----------
NET INCOME............................................. $    9,985  $    6,480
                                                        ==========  ==========
Net income per common share--basic..................... $     0.36  $     0.34
                                                        ==========  ==========
Net income per common share--diluted................... $     0.36  $     0.34
                                                        ==========  ==========
Weighted average shares outstanding--basic............. 27,647,688  18,931,522
                                                        ==========  ==========
Weighted average shares outstanding--diluted........... 27,647,688  19,025,714
                                                        ==========  ==========

   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................  $  28,649  $  15,942
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................     19,159      9,191
  Provision for bad debts................................        652        172
  Restricted stock compensation..........................        405        315
  Extraordinary gain.....................................                (3,204)
  Minority interest in earnings..........................      4,093      2,231
  Accrued distributions to 8.075% Series A Cumulative
   Redeemable Preferred unitholders......................        757
  Other..................................................       (262)      (128)
  Changes in assets and liabilities:
   Tenant receivables....................................     (6,087)      (894)
   Deferred financing and leasing costs, net.............       (401)    (2,481)
   Prepaid expenses and other assets, net................        561     (6,676)
   Accounts payable and accrued expenses.................      4,596      2,180
   Accrued cost of option buy-out and tenant
    improvements.........................................                (1,390)
   Rents received in advance and tenant security
    deposits.............................................      2,395      1,087
                                                           ---------  ---------
     Net cash provided by operating activities...........     54,517     16,345
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for rental properties......................   (216,168)  (349,212)
 Expenditures for land and construction in progress......    (65,353)
 Disbursements for notes receivable to related parties...     (6,655)
 Net change in escrow deposits...........................      4,713     (1,179)
 Net investment in and advances to unconsolidated
  subsidiary.............................................       (382)      (454)
                                                           ---------  ---------
     Net cash used in investing activities...............   (283,845)  (350,845)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuances of common stock.............     82,146    543,764
 Net proceeds from issuance of 8.075% Series A Cumulative
  Redeemable Preferred Units.............................     72,961
 Net borrowings on line of credit........................    128,000
 Proceeds from issuance of mortgage debt.................      5,000     98,000
 Principal payments on mortgage debt.....................     (2,443)  (219,406)
 Finance costs...........................................     (1,335)    (3,989)
 Restricted cash.........................................       (616)    (4,634)
 Distributions paid......................................    (36,003)   (11,125)
 Deemed and actual contributions from partners, net......                 6,780
                                                           ---------  ---------
     Net cash provided by financing activities...........    247,710    409,390
                                                           ---------  ---------
Net increase in cash and cash equivalents................     18,382     74,890
Cash and cash equivalents, beginning of period...........      8,929
                                                           ---------  ---------
Cash and cash equivalents, end of period ................  $  27,311  $  74,890
                                                           =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.................................  $  19,281  $  10,980
                                                           =========  =========
  Distributions paid to 8.075% Series A Cumulative
   Redeemable Preferred unitholders......................  $   2,947
                                                           =========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable (Note 7)..............  $  12,811  $  10,576
                                                           =========  =========
  Issuance of common units of the Operating Partnership
   to acquire properties (Note 2)........................  $  16,031  $   3,979
                                                           =========  =========
  Issuance of note payable to acquire properties.........             $   6,650
                                                                      =========

   See accompanying notes to consolidated and combined financial statements.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

1. ORGANIZATION

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and operates as a self-administered real estate investment trust ("REIT"). The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations of the properties contributed to the Company in connection with its formation, the formation of Kilroy Realty, L.P. (the "Operating Partnership") and completion of the Company's initial public offering ("IPO") (collectively the "Formation Transactions") on January 31, 1997. As of September 30, 1998, the Company's stabilized portfolio consisted of 77 office buildings and 83 industrial buildings, which encompassed approximately 5.4 million and 5.7 million rentable square feet, respectively, and was 94.9% occupied. The Company owns its interests in all of the properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.4% general interest in the Operating Partnership as of September 30, 1998.

  The majority of the Company's properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

BASIS OF PRESENTATION

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENT

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes "special accounting" for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


2. PROPERTY ACQUISITIONS

  During the nine months ended September 30, 1998, the Company acquired through a series of transactions 51 acres of undeveloped land, 23 office buildings and 15 industrial buildings in California and Nevada, as follows:

                           DATE   NUMBER OF  ACREAGE/SQUARE     LOCATION OF    PURCHASE PRICE
      DESCRIPTION        ACQUIRED BUILDINGS      FOOTAGE          PROPERTY     (IN MILLIONS)
      -----------        -------- --------- ----------------- ---------------- --------------
Undeveloped land........   3/98                       2 acres San Diego, CA        $  1.7
Undeveloped land........   4/98                      13 acres San Diego, CA           9.5
Undeveloped land........   4/98                       4 acres San Diego, CA           1.8
Undeveloped land........   4/98                      18 acres Calabasas, CA           2.9
Undeveloped land........   5/98                       4 acres San Diego, CA           2.6
Undeveloped land........   7/98                       2 acres San Diego, CA            .5
Undeveloped land........   7/98                       8 acres San Diego, CA           5.4
                                            -----------------                      ------
  Subtotal undeveloped
   land.................                             51 acres                        24.4
Office building.........   1/98        1       48,000 sq. ft. Los Angeles, CA         7.6
Office buildings........   1/98        4      149,000 sq. ft. Fullerton, CA          10.6
Office building.........   1/98        1       70,000 sq. ft. Santa Monica, CA       16.6
Office buildings........   2/98        2       79,000 sq. ft. Anaheim, CA             7.1
Office building.........   3/98        1       82,000 sq. ft. Carlsbad, CA           10.5
Office buildings........   3/98        2      200,000 sq. ft. San Diego, CA          29.5
Office building.........   3/98        1       41,000 sq. ft. Camarillo, CA           5.0
Office building.........   4/98        1       69,000 sq. ft. San Diego, CA           7.3
Office buildings........   4/98        7      411,000 sq. ft. San Diego, CA          54.5
Office building.........   6/98        1       46,000 sq. ft. San Diego, CA           6.2
Office building.........   6/98        1       39,000 sq. ft. San Diego, CA           5.2
Office building.........   6/98        1       45,000 sq. ft. San Diego, CA           3.9
Industrial buildings....   1/98        9      143,000 sq. ft. Irvine, CA             12.6
Industrial buildings....   1/98        3      234,000 sq. ft. San Jose, CA           27.9
Industrial building.....   2/98        1       75,000 sq. ft. Reno, NV                6.9
Industrial building.....   4/98        1       84,000 sq. ft. Anaheim, CA             6.2
Industrial building.....   5/98        1       52,000 sq. ft. Tustin, CA              3.5
                                     ---    -----------------                      ------
  Subtotal office and
   industrial buildings.              38    1,867,000 sq. ft.                       221.1
                                                                                   ------
   Total......................................................................     $245.5
                                                                                   ======

  These acquisitions were funded primarily with existing working capital and borrowings on the Company's revolving credit facility. The Operating Partnership issued 496,220 common limited partnership units valued at approximately $13.5 million in connection with the acquisition of two office buildings located in San Diego, California and one industrial building located in Reno, Nevada from entities controlled by Richard S. Allen, (together, "The Allen Group") a member of the Company's board of directors. An Executive Vice President of the Company who was previously a member of The Allen Group received 158,495 of the total 496,220 units. The 496,220 units were valued based upon the Company's average closing common share price for the three-week period preceding the acquisition date. The acquisitions of the three buildings were based upon arms length negotiations.

  In April 1998, 18 acres of undeveloped land in Calabasas, California were acquired from a partnership controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman and its President and Chief Executive Officer, respectively, in exchange for $346,000 in cash and the issuance of 90,787 common limited partnership units of the Operating Partnership valued at $2.5 million. These units were valued based upon the Company's average closing common share price for the ten trading days preceding the acquisition date. The acquisition was based upon arms length negotiations. The land is part of a 66 acre development site in Calabasas, California which is presently entitled for over one million rentable square feet of office, retail and hotel

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

development. The Company presently plans to develop 210,000 rentable square feet of office property on the 18 acres it acquired. The infrastructure improvements on the land were financed with Mello Roos bonds which have a current principal balance of approximately $15.4 million. Principal and interest on the bonds will be charged to the Company and other owners through property tax bills through 2008 based on the relative value of land and buildings on the site. Based on the planned development of the total site, the Company's obligation for its portion of the development site is estimated at $8.2 million but may vary depending on the actual size and number of buildings built. The costs are currently capitalized as development costs and will be charged to operations upon the completion of construction.

3. NOTES RECEIVABLE FROM RELATED PARTIES

  On May 7, 1998 the Company entered into an agreement to loan up to $8.5 million to a limited partnership controlled by Richard S. Allen, a member of the Company's board of directors. Advances on the note will be used for infrastructure improvements on land in San Diego which secures the note. Pursuant to a separate agreement with the borrower, the Company will acquire a 50% interest in the land upon the completion of all infrastructure improvements. Interest accrues on all outstanding borrowings at a rate of LIBOR plus 1.85% (7.23% at September 30, 1998) and the note and accrued interest are due upon the acquisition of the 50% interest in the land by the Company. At September 30, 1998, $4.4 million was outstanding on the note.

  On May 22, 1998 the Company entered into an agreement to loan up to $2.3 million to a limited liability company also controlled by Richard S. Allen. Advances on the note will be used for tenant improvements and upgrades to a building in San Diego. The note is secured by the pledge of membership interests in limited liability company. Pursuant to a separate agreement with the borrower, the Company will acquire the building on or before June 30, 1999, subject to the completion of improvements. The note and accrued interest are payable upon the acquisition of the building by the Company. Interest accrues on all outstanding borrowings at a rate of prime plus 1.00% (9.25% at September 30, 1998). At September 30, 1998, $2.3 million was outstanding on the note.

4. LINE OF CREDIT

  On February 24, 1998, the Operating Partnership converted its previous $250 million secured revolving credit facility into a $350 million unsecured line of credit (together with the previous line of credit, the "Credit Facility"). The new Credit Facility matures in February 2000, and bears interest at either LIBOR plus 1.00%, LIBOR plus 1.13%, or LIBOR plus 1.25%, (6.63% at September 30, 1998) depending on the Company's leverage ratio at the time of borrowing.

  Borrowings outstanding at September 30, 1998 were $270 million. Availability under the Credit Facility at September 30, 1998 was $76.1 million based on the value of the Company's pool of unencumbered assets. The fee for unused funds is 0.25% based on outstanding balances. The total interest expense capitalized for the three-and nine-month periods ended September 30, 1998 were $2.2 million and $6.2 million, respectively.

  In July 1998, the Company entered into two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense for borrowings on the Credit Facility during periods of increasing interest rates. The agreements have LIBOR based cap rates of 6.50% and expire in July 2000. The Company's exposure is limited to the $176,000 cost of the cap agreements, which the Company is amortizing over the term of the Credit Facility. The amortization of the cost of the cap agreements is included as a component of interest expense in the consolidated statement of operations.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


5. MINORITY INTERESTS

  On February 6, 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interest in the Operating Partnership (the "Preferred Units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transactions costs and expenses of $1.6 million, for the repayment of borrowings outstanding on the Credit Facility. On April 22, 1998 the Company issued an additional 300,000 Preferred Units for a gross contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $412,000, for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company's 8.075% Series A Cumulative Preferred Stock beginning February 6, 2008 which may be accelerated under certain circumstances.

6. STOCKHOLDERS EQUITY

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which registered $400 million of equity securities of the Company. The registration statement was declared effective by the SEC on February 11, 1998. Through November 12, 1998 the Company completed four underwritten offerings aggregating 3,012,326 shares of common stock and two direct placements aggregating 161,884 shares of common stock resulting in aggregate net proceeds of $82.1 million. The Company used such net proceeds to repay borrowings under the Credit Facility.

  In October 1998, the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") under which stockholders of record on October 15, 1998 received one Right for each share of the Company's outstanding common stock. Each Right, which entitles its holder to buy one one-hundredth of a share of voting preferred stock at an exercise price of $71.00, becomes exercisable, subject to limited exceptions, if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. Upon such event, each Right entitles its holder to purchase, at the Right's then exercise price, a number of shares of the Company's common stock equal to the market value at that time of twice the Right's exercise price. Rights held by the acquirer will become void and will not be exercisable upon the announcement of the acquisition. In the event that the Company is acquired in a merger or other business combination, each Right entitles its holder to purchase, at the Right's then current exercise price, a number of shares of the acquiring company's common stock equal to the market value at that time of twice the Right's exercise price. The Rights Plan expires October 2, 2008. The Board may elect to redeem the Rights at $.001 per Right.

  As a result of the capital transactions discussed above and the issuance of 587,007 common limited partnership units of the Operating Partnership in connection with the acquisition of certain properties during 1998 (Note 2), the Company owned an 87.4% general partnership interest in the Operating Partnership as of September 30, 1998.

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


7. SUBSEQUENT EVENTS

  Subsequent to September 30, 1998, the Company acquired two office buildings located in San Diego, California totaling approximately 116,000 rentable square feet from an entity controlled by Richard S. Allen, a member of the Company's board of directors. The acquisition of the two properties was financed with approximately $16.7 million of borrowings on the Credit Facility and the issuance of 207,649 common limited partnership units of the Operating Partnership valued at approximately $5.0 million based on a unit price predetermined by the parties involved. An Executive Vice President of the Company who was previously a member of The Allen Group received 144,821 of the total 207,649 units. The 207,649 units were recorded by the Company at approximately $4.6 million based on the Company's closing share price on the acquisition date. The acquisition of the two properties was based upon arms length negotiations. The $16.7 million of borrowings on the Credit Facility were drawn prior to the acquisition and are included in outstanding borrowings at September 30, 1998.

  In October 1998, the Credit Facility was amended to include construction in progress in the value of the Company's unencumbered assets and to modify certain financial covenants. The agreement was also amended such that the Credit Facility may bear interest at LIBOR plus 1.38%, depending on the Company's leverage ratio at the time of borrowing.

  On October 12, 1998 distributions of $12.8 million were paid to stockholders and common unitholders of record on September 30, 1998.

8. EARNINGS PER SHARE

  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income.

                                  NINE MONTHS ENDED            PERIOD FEBRUARY 1, 1997 THROUGH
                                 SEPTEMBER 30, 1998                  SEPTEMBER 30, 1997
                         ----------------------------------- -----------------------------------
                           INCOME       SHARES     PER SHARE   INCOME       SHARES     PER SHARE
                         (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)  AMOUNT
                         ----------- ------------- --------- ----------- ------------- ---------
                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Basic...................   $28,649    26,770,445     $1.07     $13,240    16,162,243     $0.82
Effect of dilutive
 securities:
  Stock options.........                  94,829                              84,192      (.01)
                           -------    ----------     -----     -------    ----------     -----
Diluted.................   $28,649    26,865,274     $1.07     $13,240    16,246,435     $0.81
                           =======    ==========     =====     =======    ==========     =====
                                 THREE MONTHS ENDED                  THREE MONTHS ENDED
                                 SEPTEMBER 30, 1998                  SEPTEMBER 30, 1997
                         ----------------------------------- -----------------------------------
                           INCOME       SHARES     PER SHARE   INCOME       SHARES     PER SHARE
                         (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)  AMOUNT
                         ----------- ------------- --------- ----------- ------------- ---------
                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Basic...................   $ 9,985    27,647,688     $0.36     $ 6,480    18,931,522     $0.34
Effect of dilutive
 securities:
  Stock options.........                                                      94,192
                           -------    ----------     -----     -------    ----------     -----
Diluted.................   $ 9,985    27,647,668     $0.36     $ 6,480    19,025,714     $0.34
                           =======    ==========     =====     =======    ==========     =====

       KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


  At September 30, 1998, Company employees and directors held options to purchase 1,493,000 shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

9. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  The accompanying unaudited pro forma information for the nine months ended September 30, 1998 and 1997 are presented as if the acquisitions described in
Note 2 to the financial statements had occurred on January 1, 1997. Such pro forma information is based upon the consolidated statements of operations of the Company for the nine months ended September 30, 1998 and the period from February 1, 1997 to September 30, 1997 and the combined statement of operations of the Kilroy Group for the period January 1, 1997 to January 31, 1997, and should be read in conjunction with the consolidated and combined financial statements and the notes thereto.

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

                          PRO FORMA INCOME STATEMENT
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      NINE MONTHS   NINE MONTHS
                                                         ENDED         ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
Total revenues......................................  $  100,292    $   58,678
                                                      ==========    ==========
Net income before extraordinary items...............  $   28,634    $   11,883
                                                      ==========    ==========
Net income..........................................  $   28,634    $   15,087
                                                      ==========    ==========
Net income per common share-basic...................  $     1.07    $      .93
                                                      ==========    ==========
Net income per common share-diluted.................  $     1.07    $      .93
                                                      ==========    ==========
Weighted average shares outstanding-basic...........  26,770,445    16,162,243
                                                      ==========    ==========
Weighted average shares outstanding-diluted.........  26,865,274    16,246,435
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

OVERVIEW AND BACKGROUND

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company commenced operations in January 1997 and operates as a self-administered real estate investment trust ("REIT"). The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of commercial and industrial properties. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with its formation, the formation of Kilroy Realty, L.P. (the "Operating Partnership") and completion of the Company's initial public offering ("IPO") (collectively the "Formation Transactions") on January 31, 1997. The Company owns its interests in all of the properties through the Operating Partnership and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.4% general partnership interest in the Operating Partnership as of September 30, 1998.

RESULTS OF OPERATIONS

  During 1997, the Company acquired 96 office and industrial buildings totaling 2.2 million and 3.7 million rentable square feet, respectively, for an aggregate acquisition cost of $507 million. During the nine months ended September 30, 1998, the Company acquired 38 office and industrial buildings totaling 1.3 million and 588,000 rentable square feet, respectively, for a total purchase price of $221 million. Operating results for acquired properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition dates.

  As a result of the properties acquired subsequent to September 30, 1997, rentable square footage in the Company's portfolio of stabilized properties increased 4.2 million rentable square feet, or 60.9% to 11.1 million rentable square feet at September 30, 1998 compared to 6.9 million rentable square feet at September 30, 1997. As of September 30, 1998, the Company's portfolio of stabilized properties was comprised of 77 office properties encompassing 5.4 million rentable square feet and 83 industrial properties encompassing 5.7 million rentable square feet. The portfolio occupancy rate at September 30, 1998 was 94.9%, with the office and industrial properties 94.8% and 95.0% occupied, respectively, as of such date.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                                  THREE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                                 ---------------
                                                                 (IN THOUSANDS)
                                                                  1998    1997
                                                                 ------- -------
REVENUES:
  Rental income................................................  $30,369 $16,418
  Tenant reimbursements........................................    3,768   1,631
  Interest income..............................................      308     900
  Other income.................................................       74     158
                                                                 ------- -------
    Total revenues.............................................   34,519  19,107
                                                                 ------- -------
EXPENSES:
  Property expenses............................................    4,775   2,724
  Real estate taxes............................................    2,800     998
  General and administrative...................................    1,797   1,477
  Ground leases................................................      259     206
  Interest expense.............................................    5,263   2,637
  Depreciation and amortization................................    6,740   3,660
                                                                 ------- -------
    Total expenses.............................................   21,634  11,702
                                                                 ------- -------
INCOME BEFORE EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY AND
 MINORITY INTERESTS............................................  $12,885 $ 7,405
                                                                 ======= =======

  Total revenues increased $15.4 million, or 80.7% to $34.5 million for the three months ended September 30, 1998 compared to $19.1 million for the three months ended September 30, 1997. Rental income increased $14.0 million, or 85.0% to $30.4 million for the three months ended September 30, 1998 compared to $16.4 million for the three months ended September 30, 1997. Of this increase, $7.4 million was generated by properties acquired during 1997, subsequent to June 30, 1997 (the "Third and Fourth Quarter 1997 Acquisitions"), and $5.5 million was generated from properties acquired during the nine months ended September 30, 1998 (the "1998 Acquisitions"). The remaining $1.1 million increase in rental income was generated by properties owned at July 1, 1997 and still owned at September 30, 1998 (the "Same Store Properties") and represents a 7.5% increase in rental income for the Same Store Properties. The increase is primarily the result of leasing activity at the SeaTac Office Center, including a lease for 211,000 rentable square feet with The Boeing Company, which was effective January 1, 1998 (the "Boeing Lease"). In addition, during the second quarter of 1998, the Company leased 46,000 rentable square feet at the La Palma Business Center which was vacant at September 30, 1997. Excluding the Boeing lease, occupancy remained consistent and average rent per square foot increased 4.4% for the Same Store Properties for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

  Tenant reimbursements increased $2.1 million, or 131.0% to $3.7 million for the three months ended September 30, 1998 compared to $1.6 million for the three months ended September 30, 1997. Of this increase $1.6 million was due to tenant reimbursements from the Third and Fourth Quarter 1997 Acquisitions and the 1998 Acquisitions. The remaining increase of $0.5 million was generated by the Same Store Properties, of which $0.3 million represents tenant reimbursements under the Boeing Lease. Interest income decreased $0.6 million or 65.8% to $0.3 million for the three months ended September 30, 1998, compared to $0.9 million for the three months ended September 30, 1997, due to interest earned on the proceeds from the sale of 10,000,000 shares of common stock at $25.50 per share in August 1997 (the "August 1997 Offering"). After the repayment of borrowings on the line of credit and the purchase of pending acquisitions, there were $146 million of proceeds remaining from the August 1997 Offering.

  Total expenses increased $9.9 million, or 84.9% to $21.6 million for the three months ended September 30, 1998 compared to $11.7 million for the three months ended September 30, 1997. Property expenses increased $2.1 million, or 75.3% to $4.8 million and real estate taxes increased $1.8 million, or 180.6% to $2.8 million for the three months ended September 30, 1998 compared to $2.7 million and $1.0 million, respectively for the three months ended September 30, 1997. Of the collective increase of $3.9 million in property expenses and real estate taxes, $2.0 million was generated by the Third and Fourth Quarter 1997 Acquisitions and $1.2 million was generated from the 1998 Acquisitions. The remaining $0.7 million increase was generated from the Same Store Properties and is primarily due to management more aggressively allocating expenses which may be reimbursable by tenants to the property level, and also reflects the annual increase in property taxes. General and administrative expenses increased $0.3 million, or 21.7% to $1.8 million for the three months ended September 30, 1998 compared to $1.5 million for the three months ended September 30, 1997, due to increased management and administrative costs associated with the increased portfolio size. Interest expense increased $2.6 million, or 99.6% to $5.2 million for the three months ended September 30, 1998 compared to $2.6 million for the three months ended September 30, 1997, primarily due to interest paid on an additional $128 million of borrowings on the Company's unsecured revolving credit facility during 1998 and $32.9 million of mortgage debt assumed in connection with fourth quarter 1997 acquisitions. The Company's weighted average interest rate decreased 0.88% to 7.31% at September 30, 1998 compared to 8.19% at September 30, 1997. Depreciation and amortization expense increased $3.1 million, or 84.2% to $6.7 million for the three months ended September 30, 1998 compared to $3.6 million for the same period in 1997, primarily due to depreciation on the 1997 and 1998 Acquisitions.

  Net income before extraordinary gains increased $5.5 million, or 74.0% to $12.9 million for the three months ended September 30, 1998 compared to $7.4 million for the three months ended September 30, 1997. The increase is due primarily to an increase in rental income and tenant reimbursements of $14.0 million and $2.1 million, respectively, offset by an increase in property expenses of $2.1 million, an increase in real estate taxes of $1.8 million, an increase in interest expense of $2.6 million and an increase in depreciation and amortization of $3.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO ADJUSTED NINE MONTHS ENDED SEPTEMBER 30, 1997

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

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             (IN THOUSANDS)
                                                           1998       1997
                                                          ------- -------------
                                                                  (AS ADJUSTED)
REVENUES:
  Rental income.......................................... $84,817    $38,638
  Tenant reimbursements..................................  10,014      3,716
  Interest income........................................   1,191      3,361
  Other income...........................................     941        472
                                                          -------    -------
    Total revenues.......................................  96,990     46,187
                                                          -------    -------
EXPENSES:
  Property expenses......................................  13,812      6,624
  Real estate taxes......................................   6,554      2,031
  General and administrative.............................   5,499      4,015
  Ground leases..........................................     854        734
  Interest expense.......................................  14,642      7,480
  Depreciation and amortization..........................  19,159      9,191
                                                          -------    -------
    Total expenses.......................................  60,520     30,075
                                                          -------    -------
INCOME BEFORE EQUITY IN INCOME OF SUBSIDIARY, MINORITY
 INTERESTS AND EXTRAORDINARY GAIN........................ $36,470    $16,112
                                                          =======    =======

  Total revenues increased $50.8 million, or 110.0% to $97.0 million for the nine months ended September 30, 1998 compared to $46.2 million for the nine months ended September 30, 1997. Rental income increased $46.2 million, or 119.5% to $84.8 million for the nine months ended September 30, 1998 compared to $38.6 million for the nine months ended September 30, 1997. Of this increase, $32.3 million was generated by properties acquired during 1997 subsequent to the IPO on January 31, 1997 (the "1997 Acquisitions") and
$11.7 million was generated from the 1998 Acquisitions. The remaining $2.2 million increase in rental income was generated by properties owned at the IPO and still owned at September 30, 1998 (the "Existing Properties") and represents a 6.9% increase in rental income for the Existing Properties. The increase is primarily the result of leasing activity at the SeaTac Office Center, including the Boeing Lease which contributed $1.6 million of the increase in rental revenue. The remainder of the increase is primarily attributable to owning the seven properties acquired in connection with the IPO for a full nine months in 1998. Excluding the Boeing Lease, occupancy remained consistent and average rent per square foot increased 2.6% for the Existing Properties for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

  Tenant reimbursements increased $6.3 million, or 170.2% to $10.0 million for the nine months ended September 30, 1998 compared to $3.7 million for the nine months ended September 30, 1997. Of this increase, $4.5 million was attributable to tenant reimbursements from the 1997 and 1998 Acquisitions and $1.8 million was generated by the Existing Properties, of which $1.0 million represents tenant reimbursements under the Boeing Lease. The remaining $0.8 million of the increase is primarily due to an increase in tenant billings correlating with an increase in reimbursable property operating expenses. Interest income decreased $2.2 million or 64.6% to $1.2 million for the nine months ended September 30, 1998, compared to $3.4 million for the nine months ended September 30, 1997, due to interest earned on the $116 million of net IPO proceeds and the $146 million of net proceeds from the August 1997 Offering during the nine months ended September 30, 1997. Other income for the nine months ended September 30, 1998 included $0.5 million in development services fees, and also lease termination fees and property management fees.

  Total expenses increased $30.4 million, or 101.2% to $60.5 million for the nine months ended September 30, 1998 compared to $30.1 million for the nine months ended September 30, 1997. Property expenses increased $7.2 million, or 108.5% to $13.8 million and real estate taxes increased $4.5 million, or 222.7% to $6.5 million for the nine months ended September 30, 1998 compared to $6.6 million and $2.0 million, respectively for the nine months ended September 30, 1997. Of the collective increase of $11.7 million in property expenses and real estate taxes, $7.4 million was generated by the 1997 Acquisitions and $2.8 million was generated by the 1998 Acquisitions. The remaining $1.5 million increase from the Existing Properties is primarily attributable to management more aggressively allocating expenses which may be reimbursable by tenants to the property level and also reflects the annual increase in property taxes. General and administrative expenses increased $1.5 million, or 37.0% to $5.5 million for the nine months ended September 30, 1998 compared to $4.0 million for the nine months ended September 30, 1997, due to increased management and administrative costs associated with the increased portfolio size. Ground lease expense increased $0.1 million or 16.3% during the nine months ended September 30, 1998 over the same period in 1997 primarily as a result of ground leases on two properties purchased subsequent to the IPO. Interest expense increased $7.2 million, or 95.8% to $14.7 million for the nine months ended September 30, 1998 compared to $7.5 million for the nine months ended September 30, 1997, primarily due to interest paid on an additional $128 million of borrowings on the Company's unsecured revolving credit facility during 1998 and $32.9 of mortgage debt assumed in connection with fourth quarter 1997 acquisitions. The Company's weighted average interest rate decreased 0.88% to 7.31% at September 30, 1998 compared to 8.19% at September 30, 1997. Depreciation and amortization expense increased $10.0 million, or 108.5% to $19.2 million for the nine months ended September 30, 1998 compared to $9.2 million for the same period in 1997, due to depreciation on the 1997 and 1998 Acquisitions.

  Net income before extraordinary gains increased $20.4 million, or 126.4% to $36.5 million for the nine months ended September 30, 1998 compared to $16.1 million for the nine months ended September 30, 1997. The increase is due primarily to an increase in rental income and tenant reimbursements of $46.2 million and $6.3 million, respectively, offset by an increase in property expenses of $7.2 million, an increase in real estate taxes of $4.5 million, an increase in interest expense of $7.2 million and an increase in depreciation and amortization of $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1998, the Company obtained a $350 million unsecured revolving credit facility (the "Credit Facility"), which bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.13% or LIBOR plus 1.25% (6.63% at September 30, 1998) depending on the Company's leverage ratio at the time of borrowing, and matures in February 2000. Availability under the Credit Facility is dependent upon the value of the Company's pool of unencumbered assets and was $76.1 million at September 30, 1998. In October 1998, the Credit Facility agreement was amended to include construction in progress in the value of the Company's unencumbered assets and to modify certain financial covenants. The agreement was also amended such that the Credit Facility may bear interest at LIBOR plus 1.38%, depending upon the Company's leverage ratio at the time of borrowing. There were borrowings of $270 million outstanding at September 30, 1998.

  On January 31, 1998 the Company increased the amount of its $14.0 million mortgage loan to $19.0 million and extended the maturity date to January 31, 2000. In addition, the Company repaid a $0.9 million promissory note in January 1998. As of September 30, 1998 the Company's mortgage loans had a weighted average interest rate of 8.19%.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the SEC which registered $400 million of equity securities of the Company. The registration statement was declared effective by the SEC on February 11, 1998. Through November 12, 1998 the Company completed four underwritten offerings aggregating 3,012,326 shares of common stock and two direct placements aggregating 161,884 shares of common stock with aggregate net proceeds of $82.1 million. As of November 12, 1998, an aggregate of $313 million of equity securities were issuable under the registration statement. The Company, as general partner of the Operating Partnership and as required by the terms and conditions of the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership Agreement"), invested the net proceeds of such offerings in the Operating Partnership, which used such net proceeds to repay borrowings under the Credit Facility.

  In February 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred Units, representing limited partnership interests in the Operating Partnership (the "Preferred Units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transactions costs and expenses of $1.6 million, for the repayment of borrowings outstanding on the Credit Facility. On April 22, 1998 the Company issued an additional 300,000 Preferred Units for a gross contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $0.4 million for the repayment of borrowings outstanding on the Credit Facility. The Preferred Units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Preferred Units are exchangeable at the option of the majority of the holders, for shares of the Company's 8.075% Series A Cumulative Redeemable Preferred Stock, beginning February 6, 2008 which may be accelerated under certain circumstances.

CAPITAL EXPENDITURES

  As of September 30, 1998, the Company had commenced development of approximately 1.4 million and 300,000 rentable square feet of industrial and office space, respectively, at a total budgeted cost of approximately $127 million. The Company has spent an aggregate of $84.0 million on these projects as of September 30, 1998. The Company intends to finance the remaining $43.0 million of development costs with borrowings under the Credit Facility and working capital.

  At September 30, 1998, the Company had escrow deposits of $401,000 for the contemplated acquisitions of two office buildings with 132,100 aggregate rentable square feet. The aggregate acquisition cost of the buildings is estimated to be approximately $21.5 million.

  Subsequent to September 30, 1998, the Company completed the acquisition of two office buildings with 116,000 rentable square feet in the aggregate for a purchase price of $21.3 million. The properties were acquired from an entity controlled by Richard S. Allen a member of the Company's board of directors, with borrowings on the Credit Facility and the issuance of 207,649 common limited partnership units of the Operating Partnerships recorded at $4.6 million based on the Company's closing share price on the acquisition date. An Executive Vice President of the Company who was previously a member of The Allen Group a group of affiliated real estate development and investment companies based in Visalia, California ("The Allen Group"), received 144,821 of the total 207,649 units. The $16.7 million of borrowings on the Credit Facility were drawn prior to the acquisition and are included in outstanding borrowings at September 30, 1998.

  In connection with an agreement signed in October 1997 with The Allen Group the Company is committed to purchase two office properties totaling 254,000 rentable square feet for an aggregate purchase price of $40.1 million. The Company intends to finance these acquisitions with borrowings on the Credit Facility and the issuance of approximately $11.0 million of common limited partnership units of the Operating Partnership. In addition, the original agreement contemplated the acquisition by the Company of two industrial buildings in San Rafael, California and Las Vegas, Nevada, respectively, and one office building in Redwood City, California for an aggregate purchase price of $22.8 million. Based on the current amended agreement, the Company is no longer obligated to purchase these three non-strategic properties.

  The transaction with The Allen Group also consists of the development of two office projects in San Diego, California with approximately 750,000 aggregate rentable square feet for an estimated aggregate development cost of approximately $100 million. The Company has agreed to purchase a 50% managing interest in the two projects upon completion of all necessary entitlements and infrastructure and is expected to manage the development of both projects. The Company has an option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. The Company presently expects development of the two office projects to commence during the fourth quarter of 1998.

  The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and property acquisitions, through retained cash flow, long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or the issuance of common limited partnership units of the Operating Partnership.

HISTORICAL CASH FLOWS

  The Company's net cash provided by operating activities increased $38.2 million or 233.5% to $54.5 million for the nine months ended September 30, 1998 compared to $16.3 million for the nine months ended September 30, 1997. The increase is primarily due to the increase in net income resulting from the 1997 and 1998 acquisitions and increased property operating income generated by the properties owned as of January 1, 1997. The increase was partially offset by increased interest expense and general and administrative expenses. Cash used in investing activities decreased $67.0 million or 19.1% to $284 million for the nine months ended September 30, 1998 compared to $351 million for the nine months ended September 30, 1997. The decrease was due primarily to the purchase of 38 office and industrial properties for $208 million (net of $13.5 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership), the purchase of 51 acres of undeveloped land for $21.9 million (net of $2.5 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership), expenditures for construction in progress of $43.4 million, and $8.2 million in additional tenant improvements and capital expenditures for the nine months ended September 30, 1998 versus the purchase of 65 office and industrial properties for $280 million (net of $4.0 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership and $6.7 million of debt issued), the purchase of 7 office and industrial buildings for $58.0 million in connection with the IPO, the purchase of 25 acres of undeveloped land for $6.5 million, and $4.8 million in additional tenant improvements and capital expenditures for the nine months ended September 30, 1997. Cash provided by financing activities decreased $161 million or 39.5% to $248 million for the nine months ended September 30, 1998 compared to $409 million for the nine months ended September 30, 1997. Cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds from the issuance of 3,012,326 shares of common stock through four underwritten offerings, the issuance of 161,884 shares of common stock through two direct placements, the issuance of $75.0 million of 8.075% Series A Cumulative Redeemable Preferred Units of the Operating Partnership and proceeds from the issuance of mortgage debt and net borrowings on the Credit Facility, partially offset by distributions paid to stockholders and minority interest holders. Cash provided by financing activities for the nine months ended September 30, 1997 consisted of net proceeds from the Company's IPO in January 1997, proceeds from the issuance of mortgage debt in connection with the IPO, net borrowings on the line of credit and distributions paid to stockholders and minority interest holders. The increase in distributions of $24.9 million or 223.6% to $36.0 million for the nine months ended September 30, 1998 from $11.1 million for the nine months ended September 30, 1997 is due to a greater number of shares outstanding as well as an increase in distribution rate to $1.22 per share for the nine months ended September 30, 1998 from 1.03 per share for the nine months ended September 30, 1997.

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

  The following table presents the Company's Funds from Operations for the nine months ended September 30, 1998 and the period from February 1, 1997 to September 30, 1997.

                                                      NINE MONTHS   FEBRUARY 1,
                                                         ENDED        1997 TO
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998          1997
                                                     ------------- -------------
                                                           (IN THOUSANDS)
Net income..........................................    $28,649       $13,240
  Add:
    Minority interest in earnings...................      4,093         2,231
    Depreciation and amortization...................     19,159         8,404
    Other...........................................        405           315
                                                        -------       -------
Funds from Operations...............................    $52,306       $24,190
                                                        =======       =======

  The following table presents the Company's Funds Available for Distribution for the nine months ended September 30, 1998 and the period from February 1, 1997 to September 30, 1997.

                                                     NINE MONTHS   FEBRUARY 1,
                                                        ENDED        1997 TO
                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1998          1997
                                                    ------------- -------------
                                                          (IN THOUSANDS)
Funds from Operations..............................    $52,306       $24,190
  Adjustments:
    Amortization of deferred financing costs.......        708           625
    Tenant improvements, leasing commissions and
     recurring capital expenditures................     (2,248)         (806)
    Net effect of straight-line rents..............     (2,983)         (289)
                                                       -------       -------
Funds Available for Distribution...................    $47,783       $23,720
                                                       =======       =======

INFLATION

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

YEAR 2000

  The Year 2000 issue ("Y2K") refers to the inability of certain computer systems, as well as certain hardware and equipment containing date sensitive data, to recognize accurate dates commencing on or after January 1, 2000. This has the potential to affect those systems adversely. In 1997 the Company's Information Technology Committee, which is comprised of representatives from senior management and various departments including accounting, property management and information systems, identified three phases in the Company's Y2K efforts: discovery and assessment, remediation and implementation, and testing and verification. Although many of the phases are being completed simultaneously, the following sections describe the activities that the Company has or expects to perform to meet its Y2K objectives, as well as management's assessment of the Company's risk of non-compliance.

The Company's State of Readiness

  The initial phase of discovery and assessment consists of evaluating and identifying all of the Company's information technology and non-information technology systems that contain date sensitive data. The following summary describes the classifications of systems that were identified and the Company's current state of readiness for each classification.

Information Technology Systems

  The Company's information systems fall into three general categories: accounting and property management, network operating systems, and desktop software.

Accounting and Property Management

  The Company replaced its accounting and property management system after its IPO in early 1997. The new accounting and property management system, which was tested upon its implementation in 1997, is Y2K complaint as asserted by the software vendor. Management believes there is no material Y2K exposure with respect to the accounting and property management system.

Network Operating Systems

  The Company acquired all new network hardware and software after it's IPO in early 1997. All network hardware and software is Y2K compliant as asserted by the vendors. Management believes there is no material Y2K exposure with respect to network operating systems.

Desktop Systems and Software

  The Company updated all of its desktop systems and software after its IPO in early 1997. The new desktop systems and software packages, which had been tested after installation in 1997, are all Y2K compliant as asserted by the systems and software vendors. Management believes there is no material Y2K exposure with respect to desktop systems and software.

Non Information Technology Systems

Building Management Systems

  The Company has identified five categories of building management systems that could have potential Y2K exposure: building automation (e.g., HVAC), security card access, fire and life safety, elevator, and office equipment. During 1998, property management executives and personnel began gathering data to identify all of the Company's Y2K sensitive building management systems and to assess whether such systems are currently Y2K compliant or will need to be modified or replaced. Management expects to complete the discovery and assessment phase and be able to determine the Company's state of readiness as to building management systems by the end of fiscal year 1998.

Costs to Address the Company's Y2K Efforts

  Since the replacement of the accounting and property management system and the installation of updated desktop systems and software was performed as a result of the Company becoming a public traded REIT and not in response to Y2K compliance issues, and further, since phase 1 of the building management systems efforts are being performed by Company employees, Y2K costs incurred to date have been minimal and are not material to the Company's financial position or results of operations.

  While expected future costs, which will include costs to complete phases 2 and 3 for the building management systems, are not readily quantifiable at this time, it is management's belief that a significant portion of such costs will be treated as operating expenses and will be reimbursable to the Company under most tenant leases.

Efforts to Identify the Y2K Issues of Significant Third Parties

  Due to the Company's diverse tenant base, the success of the Company's business is not closely tied to the success of any one particular tenant. In addition, the success of the Company's business is also not closely tied to the operations of any one vendor, supplier or manufacturer. However, the Company is in the process of surveying significant tenants, vendors, suppliers and other relevant third parties, to determine that their systems will be Y2K compliant and that the Company's normal operations will continue without interruption. Management anticipates this project will be completed by December 31, 1998.

The Risks of Y2K Non-Compliance

  Management does not believe that the impact of the Y2K issue will have a material adverse effect on the Company's financial condition or results of operations. This belief is based upon both the analysis of the Company's Y2K issues and the Company's assessment of the Y2K exposure related to tenants, vendors, and other significant third parties as discussed above. No assurance can be given about facts and resultant effects of Y2K issues unknown to the Company at this time.

  In the event of the worst case scenario, which would be that the Company's information or non-information systems fail, Management believes that the inherent nature of the Company's business, which is to collect rent from high credit quality tenants under long-term leases, should mitigate against any disruption of business.

  In addition, Management believes that the Y2K risk related to the potential failure of the building management systems are immaterial due to the fact that each of the Company's properties have, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one building should have no effect on the other buildings. In addition, management believes that most of the Company's individual tenant leases eliminate, limit, or quantify the rights of tenants to receive an abatement in the event of a system failure or an interruption of utilities.

Developing Contingency Plans

  The Company does not currently have a contingency plan in place in the event of a Y2K failure. Such a contingency plan is expected to be developed by the end of the third quarter 1999.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the nine months ended September 30, 1998, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

  Subsequent to September 30, 1998, the Operating Partnership issued 207,649 common limited partnership units issued at an aggregate value of $5.0 million to an entity controlled by Richard S. Allen, a member of the Company's board of directors, in exchange for two office buildings totaling approximately 116,000 rentable square feet in San Diego, California. An Executive Vice President of the Company who was previously a member of The Allen Group received 144,821 of the total 207,649 units. The 207,649 units were recorded by the Operating Partnership at approximately $4.6 million based on the Company's closing share price on acquisition date. These units were issued in reliance on an exemption registration requirement pursuant to Regulation D under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5. OTHER INFORMATION--NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  4.1    Rights Agreement, dated as of October 2, 1998 between Kilroy Realty
         Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights
         Agent, which includes the form of Articles Supplementary of the Series
         B Junior Participating Preferred Stock of Kilroy Realty Corporation as
         Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.(1)
 10.1    First Amendment to Third Amended and Restated Agreement of Limited
         Partnership by Kilroy Realty Corporation, as general partner of Kilroy
         Realty, L.P., dated as of October 2, 1998.(1)
 10.2*   Amended and Restated Revolving Credit Agreement, dated as of October
         8, 1998 among Kilroy Realty, L.P., Morgan Guaranty Trust Company of
         New York, as Bank and as Lead Agent for the Banks, and the Banks
         listed therein.
 10.3*   Amended and Restated Guaranty of Payment, dated as of October 8, 1998, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of
         New York.
 10.4    Contribution Agreement, dated October 21, 1997 by and between Kilroy
         Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the
         Allens.(2)
 10.5*   Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The
         Allen Group and the Allens, dated October 21, 1997.
 27.1*   Financial Data Schedule.
 99.1    Press Release of Kilroy Realty Corporation, dated October 2, 1998.(1)

--------
 * Filed herewith.

(1) Previously filed as Exhibits 4.1, 10.1, and 99.1, respectively, to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1998 and incorporated herein by reference.

(2) Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1997 and incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K, dated October 2, 1998, in connection with the adoption of the Preferred Share Purchase Rights Plan.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 1998.

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