Form 10-Q/A
period 1998-09-30
KILROY REALTY CORP
filed 1999-03-26
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets of Kilroy Realty Corporation as of
         September 30, 1998 (Unaudited) and December 31, 1997...........     3

         Consolidated Statements of Operations of Kilroy Realty
         Corporation for the nine months ended September 30, 1998 and the period February 1, 1997 to September 30, 1997 and the
         Combined Statement of Operations of the Kilroy Group for the
         period January 1, 1997 to January 31, 1997 (Unaudited).........     4

         Consolidated Statements of Operations of Kilroy Realty
         Corporation for the three months ended September 30, 1998 and
         1997 (Unaudited)...............................................     5

         Consolidated Statements of Cash Flows of Kilroy Realty
         Corporation for the nine months ended September 30, 1998 and
         1997 (Unaudited)...............................................     6

         Notes to the Kilroy Realty Corporation Consolidated and Kilroy
         Group Combined Financial Statements (Unaudited)................     7

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    13

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    22
 Item 2. CHANGES IN SECURITIES..........................................    22
 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    22
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    22
 Item 5. OTHER INFORMATION..............................................    22
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    22
         SIGNATURES.....................................................    24

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

           KILROY REALTY CORPORATION (the "Company") CONSOLIDATED AND
               KILROY GROUP (Predecessor to the Company) COMBINED

                            STATEMENTS OF OPERATIONS

                (in thousands, except share and per share data)
                                  (unaudited)

                                          Kilroy Realty Corporation    Kilroy
                                         ---------------------------    Group
                                          Nine Months   February 1,  January 1,
                                             Ended        1997 to      1997 to
                                         September 30, September 30, January 31,
                                             1998          1997         1997
                                         ------------- ------------- -----------
REVENUES:
  Rental income........................   $   84,817    $   35,878   $    2,760
  Tenant reimbursements................       10,041         3,441          275
  Interest income......................        1,191         2,875
  Other income.........................          941           454           18
                                          ----------    ----------   ----------
    Total revenues.....................       96,990        42,648        3,053
                                          ----------    ----------   ----------
EXPENSES:
  Property expenses....................       13,812         5,999          625
  Real estate taxes....................        6,554         1,925          106
  General and administrative...........        5,499         3,652           78
  Ground leases........................          854           670           64
  Interest expense.....................       14,642         6,714        1,895
  Depreciation and amortization........       19,159         8,404          787
                                          ----------    ----------   ----------
    Total expenses.....................       60,520        27,364        3,555
                                          ----------    ----------   ----------
INCOME (LOSS) BEFORE EQUITY IN (LOSS)
 INCOME OF UNCONSOLIDATED SUBSIDIARY,
 MINORITY INTERESTS AND EXTRAORDINARY
 GAIN..................................       36,470        15,284         (502)
EQUITY IN (LOSS) INCOME OF
 UNCONSOLIDATED SUBSIDIARY.............          (24)          187
                                          ----------    ----------   ----------
INCOME (LOSS) BEFORE MINORITY INTERESTS
 AND EXTRAORDINARY GAIN................       36,446        15,471         (502)
                                          ----------    ----------   ----------
MINORITY INTERESTS:
  Distributions to 8.075% Series A
   Cumulative Redeemable Preferred
   unitholders.........................       (3,704)
  Minority interest in earnings........       (4,093)       (2,231)
                                          ----------    ----------   ----------
    Total minority interests...........       (7,797)       (2,231)
                                          ----------    ----------   ----------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAIN..................................       28,649        13,240         (502)
EXTRAORDINARY GAIN.....................                                   3,204
                                          ----------    ----------   ----------
NET INCOME.............................   $   28,649    $   13,240   $    2,702
                                          ==========    ==========   ==========
Net income per common share--basic.....   $     1.07    $     0.82
                                          ==========    ==========
Net income per common share--diluted...   $     1.07    $     0.81
                                          ==========    ==========
Weighted average shares outstanding--
 basic.................................   26,770,445    16,162,243
                                          ==========    ==========
Weighted average shares outstanding--
 diluted...............................   26,865,274    16,246,435
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

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................  $  28,649  $  15,942
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................     19,159      9,191
  Provision for bad debts................................        652        172
  Restricted stock compensation..........................        405        315
  Extraordinary gain.....................................                (3,204)
  Minority interest in earnings..........................      4,093      2,231
  Accrued distributions to 8.075% Series A Cumulative
   Redeemable Preferred unitholders......................        757
  Other..................................................       (262)      (128)
  Changes in assets and liabilities:
  Tenant receivables.....................................     (6,087)      (894)
  Deferred financing and leasing costs, net..............       (401)    (2,481)
  Prepaid expenses and other assets, net.................        561     (6,676)
  Accounts payable and accrued expenses..................      4,596      2,180
  Accrued cost of option buy-out and tenant
   improvements..........................................                (1,390)
  Rents received in advance and tenant security
   deposits..............................................      2,395      1,087
                                                           ---------  ---------
   Net cash provided by operating activities.............     54,517     16,345
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for rental properties......................   (216,168)  (349,212)
 Expenditures for land and construction in progress......    (65,353)
 Disbursements for notes receivable to related parties...     (6,655)
 Net change in escrow deposits...........................      4,713     (1,179)
 Net investment in and advances to unconsolidated
  subsidiary.............................................       (382)      (454)
                                                           ---------  ---------
   Net cash used in investing activities.................   (283,845)  (350,845)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuances of common stock.............     82,146    543,764
 Net proceeds from issuance of 8.075% Series A Cumulative
  Redeemable Preferred Units.............................     72,961
 Net borrowings on line of credit........................    128,000
 Proceeds from issuance of mortgage debt.................      5,000     98,000
 Principal payments on mortgage debt.....................     (2,443)  (219,406)
 Finance costs...........................................     (1,335)    (3,989)
 Restricted cash.........................................       (616)    (4,634)
 Distributions paid......................................    (36,003)   (11,125)
 Deemed and actual contributions from partners, net......                 6,780
                                                           ---------  ---------
   Net cash provided by financing activities.............    247,710    409,390
                                                           ---------  ---------
Net increase in cash and cash equivalents................     18,382     74,890
Cash and cash equivalents, beginning of period...........      8,929
                                                           ---------  ---------
Cash and cash equivalents, end of period ................  $  27,311  $  74,890
                                                           =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.................................  $  19,281  $  10,980
                                                           =========  =========
  Distributions paid to 8.075% Series A Cumulative
   Redeemable Preferred unitholders......................  $   2,947
                                                           =========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable (Note 7)..............  $  12,811  $  10,576
                                                           =========  =========
  Issuance of common units of the Operating Partnership
   to acquire properties (Note 2)........................  $  16,031  $   3,979
                                                           =========  =========
  Issuance of note payable to acquire properties.........             $   6,650
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

Basis of Presentation

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

  On May 22, 1998 the Company entered into an agreement to loan up to $2.3 million to a limited liability company also controlled by Richard S. Allen. Advances on the note will be used for tenant improvements and upgrades to a building in San Diego. The note is secured by the pledge of membership interests in the limited liability company. Pursuant to a separate agreement with the borrower, the Company will acquire the building on or before June 30, 1999, subject to the completion of improvements. The note and accrued interest are payable upon the acquisition of the building by the Company. Interest accrues on all outstanding borrowings at a rate of prime plus 1.00% (9.25% at September 30, 1998). At September 30, 1998, $2.3 million was outstanding on the note.

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

  As a result of the properties acquired subsequent to September 30, 1997, rentable square footage in the Company's portfolio of stabilized properties increased 4.2 million rentable square feet, or 60.9% to 11.1 million rentable square feet at September 30, 1998 compared to 6.9 million rentable square feet at September 30, 1997. As of September 30, 1998, the Company's portfolio of stabilized properties was comprised of 77 office properties encompassing 5.4 million rentable square feet and 83 industrial properties encompassing 5.7 million rentable square feet. The Company's stabilized portfolio consists of all of the Company's office and industrial properties with the exception of properties and projects included in construction in progress. With respect to properties developed by the Company, the Company's policy is to include properties in its stabilized portfolio upon the earlier of one year from the date of substantial completion or the date such property reaches stabilized occupancy of 95.0%. The portfolio occupancy rate at September 30, 1998 was 94.9%, with the office and industrial properties 94.8% and 95.0% occupied, respectively, as of such date.

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

  Subsequent to September 30, 1998, the Company completed the acquisition of two office buildings with 116,000 rentable square feet in the aggregate for a purchase price of $21.3 million. The properties were acquired from an entity controlled by Richard S. Allen a member of the Company's board of directors, with borrowings on the Credit Facility and the issuance of 207,649 common limited partnership units of the Operating Partnerships recorded at $4.6 million based on the Company's closing share price on the acquisition date. An Executive Vice President of the Company who was previously a member of The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California ("The Allen Group"), received 144,821 of the total 207,649 units. The $16.7 million of borrowings on the Credit Facility were drawn prior to the acquisition and are included in outstanding borrowings at September 30, 1998.

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

Funds from Operations

  Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds from Operations published by such other REITs. Funds from Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

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

Information Technology Systems

  The Company's information technology systems fall into three general categories: accounting and property management systems, network operating systems, and desktop software. The Company replaced its accounting and property management system, acquired all new network hardware and software, and updated all of its desktop systems and software after its IPO in early 1997. The new accounting and property management system, which was tested upon its implementation in 1997, and all the Company's network hardware and software, desktop systems and software packages are Y2K compliant as asserted by the software vendors. Management believes there is no material Y2K exposure with respect to its information technology systems.

Non Information Technology Systems

Building Management Systems

  The Company has identified five categories of building management systems that could have potential Y2K exposure: building automation (e.g., HVAC), security card access, fire and life safety, elevator, and office equipment. During 1998, property management executives and personnel began gathering data to identify all of the Company's Y2K sensitive building management systems and to assess whether such systems are currently Y2K compliant or will need to be modified or replaced. Management expects to complete the discovery and assessment phase and be able to determine the Company's state of readiness as to building management systems by May 1999. In addition management expects to complete the remediation and implementation phase by September 1999 and the testing and verification phase by the end of fiscal year 1999.

Costs to Address the Company's Y2K Efforts

  Since the replacement of the accounting and property management system, the acquisition of new network hardware and software and the installation of updated desktop systems and software was performed as a result of the Company becoming a public traded REIT and not in response to Y2K compliance issues, and further, since phase 1 of the building management systems efforts are being performed by 13 salaried Company employees who are not paid for overtime and who management expects will spend 10% of their annual working hours over a 2 to 3 year period focusing on Y2K compliance issues, Y2K costs incurred to date have been minimal and have not been material to the Company's financial position or results of operations.

  While expected future costs, which will include costs to complete phases 2 and 3 for the building management systems, are not readily quantifiable at this time, it is management's belief that a significant portion of such costs will be treated as operating expenses and will be reimbursed to the Company under most tenant leases. Consequently, management does not believe that such expenses will have a material effect on the Company's financial position or results of operations.

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

  The Company's worst case Y2K scenario would be that the Company's information and building management systems fail. In the event that the Company's information systems fail, the Company would be forced to manually perform its accounting and property management record-keeping functions until the information systems could be restored. In the event that the Company's building management systems fail, the Company's tenants would not have access to or be able to conduct their normal business activities at the Company's properties until the building management systems could be restored. These events could have a material adverse effect on the Company's financial position and results of operations.

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

 10.2    Amended and Restated Revolving Credit Agreement, dated as of October
         8, 1998 among Kilroy Realty, L.P., Morgan Guaranty Trust Company of
         New York, as Bank and as Lead Agent for the Banks, and the Banks listed therein.(3)

 10.3 Amended and Restated Guaranty of Payment, dated as of October 8, 1998, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of
         New York.(3)

 10.4    Contribution Agreement, dated October 21, 1997 by and between Kilroy
         Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the
         Allens.(2)

 10.5 Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The
         Allen Group and the Allens, dated October 21, 1997.(3)

 27.1    Financial Data Schedule.(3)

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

(2) Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1997 and incorporated herein by reference.

(3) Previously filed as Exhibits 10.2, 10.3, 10.5 and 27.1, respectively, to the Company's Form 10-Q (No. 1-12675), for the quarterly period ended September 30, 1998, and incorporated herein by reference.

  (b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K, dated October 2, 1998, in connection with the adoption of the Preferred Share Purchase Rights Plan.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

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