Form 10-K
period 1998-12-31
KILROY REALTY CORP
filed 1999-03-26
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                        Commission file number 1-12675

                           KILROY REALTY CORPORATION
            (Exact name of registrant as specified in its charter)

                  Maryland                                      95-4598246
        (State or other jurisdiction              (I.R.S. Employer Identification Number)
      of incorporation or organization)

   2250 East Imperial Highway, Suite 1200                          90245
           El Segundo, California                               (Zip Code)
  (Address of principal executive offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $564,582,505 based on the closing price on the New York Stock Exchange for such shares on March 23, 1999.

  As of March 23, 1999, 27,639,210 shares of common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    13
 Item 3.  Legal Proceedings..............................................    23
 Item 4.  Submission of Matters to a Vote of Security Holders............    23

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    24
 Item 6.  Selected Financial Data........................................    26
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    28
 Item 7A. Quantitative and Qualitative Disclosures About Market Risks....    47
 Item 8.  Financial Statements and Supplementary Data....................    49
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    49

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    49
 Item 11. Executive Compensation.........................................    49
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    49
 Item 13. Certain Relationships and Related Transactions.................    49

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    50

                                    PART I

ITEM 1. BUSINESS

General

  Kilroy Realty Corporation (the "Company") was incorporated in September 1996 and commenced operations upon the completion of its initial public offering in January 1997. The Company, which develops, owns, and operates office and industrial properties, primarily in Southern California, operates qualifies, and intends to continue to qualify as a self-administered and self-managed real estate investment trust ("REIT") for federal and state income tax purposes beginning with the year ended December 31, 1997. The Company is the successor to the real estate business of Kilroy Industries, a California corporation ("KI"), and certain of its affiliated corporations, partnerships and trusts (collectively, the "Kilroy Group"). Since 1947, the Kilroy Group has been engaged in the business of owning, acquiring, developing, managing and leasing principally Class A suburban office and industrial buildings in select locations in key suburban submarkets, primarily in Southern California. As of December 31, 1998, the Company's portfolio of properties (including properties owned by Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the "Finance Partnership")) included 80 office buildings encompassing approximately 5.6 million rentable square feet (the "Office Properties") and 84 industrial buildings encompassing approximately 6.2 million rentable square feet (the "Industrial Properties" and, together with the Office Properties, the "Properties"). All but 15 of the Properties are located in Southern California. As of December 31, 1998, the Office Properties were approximately 95.7% leased to 420 tenants and the Industrial Properties were approximately 96.0% leased to 253 tenants. In addition, as of December 31, 1998, the Company had under development six office buildings and two industrial buildings which when completed are expected to encompass approximately 544,000 and 390,000 rentable square feet, respectively.

  The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 1998, it owned an approximate 86.8% general partnership interest. The remaining 13.2% limited partnership interest in the Operating Partnership was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership, which owns 147 of the Company's 164 Properties. The remaining 17 properties are owned by the Finance Partnership in which the Company (through a wholly-owned subsidiary) owns a 1.0% sole general partnership interest and the Operating Partnership owns a 99.0% limited partnership interest.

  The Company's strategy has been to own, develop, acquire, lease and manage Class A suburban office and industrial properties in select locations in key suburban submarkets, primarily in Southern California, which the Company believes have strategic advantages compared to neighboring submarkets.

  At December 31, 1998, the Company's ten largest office tenants represented approximately 26.2% of total annual base rent rental revenue, defined as annualized monthly contractual rents from existing tenants at December 31, 1998, determined in accordance with generally accepted accounting principles, and its ten largest industrial tenants represented approximately 10.2% of total annual base rental revenue. Of this amount, its largest tenant, Hughes Electronics Corporation's Space & Communications Company ("Hughes Space & Communications"), currently leases approximately 412,000 rentable square feet of office space, representing approximately 7.4% of the Company's total annual base rental revenues at December 31, 1998. The base periods of the Hughes Space & Communications leases expire in January and July 2004.

  The Company's five largest office tenants, based on annual rental revenues, include: Hughes Space & Communications, a tenant since 1984, which is engaged in high-technology commercial activities including satellite development and related applications such as DirecTV; The Boeing Company; the State of California (Caltrans); Sony Music Entertainment, Inc. and Unisys Corporation. The Company's five largest industrial tenants, based on annualized rental revenues, include: Mattel, Inc.; Celestica, Inc.; Kraft Foods, Inc.; Omni-Pack and Mazda Motor of America, Inc. (See Item 2: Properties--Tenant Information for further discussion on the Company's tenant base.)

Business and Growth Strategies

  Growth Strategies. The Company believes that a number of factors will enable it to achieve its business objectives, including: (i) the opportunity to lease available space at attractive rental rates because of high demand and frictional vacancy levels in the Southern California submarkets in which most of the Properties are located; (ii) the quality and location of the Properties; (iii) the Company's ability to efficiently manage its assets as a low cost provider of commercial real estate due to its core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal, construction management and new development; (iv) the Company's substantial development pipeline established over the past several years; and (v) the Company's access to development and leasing opportunities as a result of its significant relationship with large Southern California corporate tenants, municipalities and landowners and the Company's 50-year presence in the Southern California market. Management believes that the Company is well positioned to capitalize on existing opportunities because of its extensive experience in certain of its submarkets, its seasoned management team and its proven ability to acquire, develop, lease and efficiently manage office and industrial properties.

  Operating Strategies. The Company focuses on enhancing growth in funds from operations from its Properties by: (i) maximizing cash flow from the Properties through active leasing and early renewals, increasing contractual base rent to current market levels as leases expire and effective property management; (ii) managing operating expenses through the use of internal management, leasing, marketing, financing, accounting, legal administration and construction management functions; (iii) maintaining and developing long-term relationships with a diverse tenant group; (iv) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals; and (v) continuing to emphasize capital improvements to enhance the Properties' competitive advantages in their respective markets and improve the efficiency of building systems.

  Development Strategies. The Company and its predecessors have developed office and industrial properties, including high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. Over the past several years, the Company has established a substantial development pipeline in its three target market regions, Los Angeles, Orange and San Diego Counties. The Company's land inventory (including land held through joint venture arrangements) can support future development of over 3.0 million rentable square feet at a total budgeted cost of over $500 million over the next four to five years. The Company's strategy is to maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control. The Company completed five office and industrial projects during 1998 at an aggregate cost of $70.7 million. In addition, as of December 31, 1998, the Company had approximately 934,000 rentable square feet under construction at a total budgeted cost of approximately $118 million.

  The Company may engage in the development of additional office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development. The Company's activities with third-party owners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop any of the properties.

  Financing Policies. The Company's financing policies and objectives are determined by the Company's Board of Directors. The Company presently intends to maintain a conservative ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock, including interests exchangeable therefor, plus total debt). This ratio may be increased or decreased without the consent of the Company's stockholders and the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. At December 31, 1998, total debt constituted approximately 32.5% of the total market capitalization of the Company. The Company intends to utilize one or more sources of capital for future growth, which may include undistributed cash flow, borrowings under the Company's unsecured credit facility (the "Credit Facility"), the issuance of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance, however, that the Company will be able to obtain capital for any such developments or improvements on terms favorable to the Company.

Government Regulations

  Many laws and governmental regulations are applicable to the Company's Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

  Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is "readily achievable." Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. Although the Company believes that its Properties substantially comply with present requirements of the ADA, audits or investigations of all of its Properties have not been conducted to determine compliance. The Company may incur additional costs of complying with the act. A number of additional federal, state and local laws also may require modifications to the Company's Properties, or restrict its ability to renovate the Properties. The Company cannot predict the ultimate amount of the cost of compliance with the act or other legislation. Although management does not expect such costs to have a material effect, such costs could be substantial.

  Environmental Matters. Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances released on its Properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. For instance, third parties may seek recovery from for personal injuries associated with asbestos-containing materials and other hazardous or toxic substances if found on the Company's Properties. Moreover, the presence of these substances on the Company's Properties may hinder its ability to rent or sell these Properties, or to borrow using these Properties as collateral. As of December 31, 1998, 26 of the Company's Properties contained asbestos-containing materials. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its Properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

  Some of the Company's tenants routinely handle hazardous substances and wastes on its Properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 1998, less than 5% of the Company's tenants routinely handled hazardous substances and/or wastes on the Company's properties as part of their routine operations. These tenants were primarily involved in the light industrial and warehouse business and more specifically the light electronics assembly business. Management does not believe that these activities will have any material adverse effect on the Company's operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company's Properties.

  Independent environment consultants conducted Phase I or similar environmental site assessments on all of the Company's Properties. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. The Company's site assessments revealed that some of its Properties contain asbestos-containing materials and that historical operations at or near some of its Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. Prior owners of the affected Properties conducted clean-up of contamination in the soils on the properties. The Company does not believe that further clean up of the soils is required. The Company carries what it believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination at the affected sites. The Company cannot assure stockholders that its insurance coverage will be sufficient or whether the Company's liability, if any, will have a material adverse effect on its financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders.

  None of the Company's site assessments revealed any environmental liability that management believes would have a material adverse effect on the Company's business, assets or results of operations. Management is not aware of any such condition, liability, or concern by any other means. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at the Company's Properties may be affected in the future by tenants, third parties, or the condition of land or operations near its Properties (such as the presence of underground storage tanks). If the costs of environmental compliance exceed the Company's budgeted limits, it may be unable to make distributions to its stockholders.

  Other federal, state and local regulations. The Company's Properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company failed to comply with these various requirements, it might incur governmental fines or private damage awards. Management believes that the Company's Properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will affect its ability to make distributions to its stockholders. The City of Los Angeles adopted regulations relating to the repair of welded steel movement frames located in certain areas damaged as a result of the January 17, 1994 Northridge earthquake in Southern California. Currently, these regulations apply to only one of the Company's Properties representing approximately 78,000 square feet. Management believes that this property complies with these regulations. Management does not know, however, whether other regulatory agencies will adopt similar regulations or whether the Company will acquire additional properties which may be subject to these or similar regulations. Management believes, based in part on engineering reports, that all of its Properties are in good condition. However, if required to make significant expenditures under applicable regulations, the Company's financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected.

Employees

  As of March 10, 1999, the Company (primarily through the Operating Partnership and Kilroy Services, Inc., an unconsolidated subsidiary of the Company ("KSI")), employed 126 persons. The Company, the Operating Partnership and KSI employ substantially all of the professional employees of the Kilroy Group that are engaged in asset management and administration. As of March 10, 1999, the Operating Partnership employed 31 on-site building employees who provided services for the Properties. The Company, the Operating Partnership and KSI believe that relations with their employees are good.

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

  Most of the Company's Properties are dependent upon the Southern California economy. As of December 31, 1998, 85.5% of the Company's aggregate square footage and 88.4% of the Company's annualized base rent, excluding expense reimbursements and rental abatements, came from properties located in Southern California. The Company's ability to make expected distributions to stockholders depends on its ability to generate funds from operations in excess of scheduled principal payments on debt, payments on the cumulative redeemable preferred units issued by the Operating Partnership, and capital expenditure requirements. Events and conditions beyond the Company's control may decrease funds available for distribution and the value of the Company's Properties. These events include: local oversupply or reduction in demand of office, industrial or other commercial space; ability to collect rent from tenants; vacancies or inability to rent available space on favorable terms; ability to finance property development and acquisitions on favorable terms; changes in interest rate levels; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulation; changes in the tax laws; the relative illiquidity of real estate investments; submarket demographics and property damage resulting from seismic activity. The geographical concentration of the Company's Properties may expose it to greater economic risks than if it owned properties in several geographic regions.

  The Company's significant debt level reduces cash available for distribution and may expose the Company to the risk of default. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its Properties or to pay distributions necessary to maintain its REIT qualification. The Company's level of debt and the limitations imposed by existing debt agreements may have important consequences on the Company, including the following: cash flow may be insufficient to meet required principal and interest payments; the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; the Company may be forced to dispose of one or more of its Properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company's default under one mortgage loan with cross default provisions could result in a default on other indebtedness. Foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company's ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended. As of December 31, 1998, the Company had $405 million aggregate principal amount of indebtedness, $2.3 million of which is due prior to December 31, 1999. The Company's debt to total market capitalization ratio at December 31, 1998 was 32.5%.

  The Company faces significant competition which may result in decreases in occupancy and rental rates. The Company competes with several developers, owners and operators of office, industrial and other commercial real estate. Substantially all of the Company's Properties are located in areas with similar properties as its competitors, many of which have higher vacancy rates and, as a result, charge rental rates below the rates charged by the Company. Competition from these other properties may affect the Company's ability to attract and retain tenants and may reduce rental income. For instance, occupancy rates in the Company's El Segundo and Long Beach office property portfolios at December 31, 1998 were 99.1% and 96.8%, respectively, in comparison to 94.8% and 94.8%, respectively for the El Segundo and Long Beach office property submarkets in total. In addition, the occupancy rate in the Company's Anaheim industrial property portfolio at December 31, 1998 was 94.4% in comparison to 93.2% for the Anaheim industrial property submarket in total.

  Potential losses may not be covered by insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its Properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsured losses such as loss from riots or acts of war. Some of the Company's insurance policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductions which management believes are commercially reasonable. As of December 31, 1998, 77 of the Office Properties aggregating 5.1 million square feet (representing 43.1% of the Company's Properties based on aggregate square footage and 66.3% based on annualized base rent) were located in areas known to be subject to earthquakes. As of December 31, 1998, 72 of the Company's Industrial Properties aggregating 5.0 million square feet (representing 42.4% of the Company's properties based on aggregate square footage and 24.5% based on annualized base rent) were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as the well as the anticipated future revenue from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were unrepairable.

  The Company may be unable to complete acquisitions and successfully operate acquired properties. The Company intends to continue to acquire office and industrial properties when strategic opportunities exist. The Company's ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management's satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rates. If the Company cannot finance property acquisitions on favorable terms, or operate acquired properties to meet financial expectations, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected.

  The Company may be unable to complete development projects and successfully operate developed properties. Property development involves the following significant risks: the Company may be unable to obtain construction financing on favorable terms; the Company may be unable to obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans; the Company may not complete development projects on schedule or within budgeted amounts; the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; the Company may expend funds on and devote management's time to projects which the Company may not complete; and the Company may lease the developed properties at below expected rental rates. If any one of these events were to occur, the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected. While the Company primarily develops office and industrial properties in Southern California markets, it may in the future develop properties for retail or other use and expand its business to other geographic regions where the development of property could result in more favorable risk-adjusted returns. Presently, the Company does not possess the same level of familiarity with development of other property types or outside markets which could adversely affect its ability to develop properties or to achieve expected performance.

  The Company could default on leases for land on which some of its properties are located. The Company owns ten office buildings located on land which the Company leases on a long-term basis. If the Company defaults under the terms of a lease, it may lose the property subject to the lease. The Company may not be able to renegotiate a new lease, on favorable terms, if at all, upon expiration of the lease and all its options. The leases for the land under the Kilroy Airport Center, Long Beach expire in 2035. The leases for the land under the SeaTac Office Center, including renewal options, expire in 2062. The lease for the land under 12312 West Olympic Boulevard in Santa Monica expires in January 2065. The lease for the land under 9455 Towne Center in San Diego expires in October 2043.

  The Company depends on significant tenants. At December 31, 1998, the Company's ten largest office tenants represented approximately 26.2% of total annual base rental revenue and its ten largest industrial tenants represented approximately 10.2% of total annual base rental revenue. Of this amount, its largest tenant, Hughes Space & Communications currently leases approximately 412,000 rentable square feet of office space, representing approximately 7.4% of the Company's total annual base rental revenues. The Company's revenue and cash available for distribution to stockholders would be disproportionately and materially adversely affected if any of its significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or on terms less favorable to the Company than their current terms.

  Downturns in tenants' businesses may reduce the Company's cash flow. The Company derives 86.1% of its revenues from rents from tenants. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a lessee, the Company may experience delays in enforcing its rights as lessor and may incur substantial costs in protecting its investment.

  The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company's Properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. On the other hand, the bankruptcy court might authorize the tenant to reject and terminate its lease. The Company's claim against such a tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, the Company's claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect the Company's cash flow and its ability to make distributions to stockholders. Although the Company has not experienced material losses from tenant bankruptcies, its tenants could file for bankruptcy protection in the future.

  The Company may be unable to renew leases or re-let space as leases expire. Leases representing 13.2% and 11.3% of the square footage of the Company's Properties will expire in 1999 and 2000. Above market rental rates on some of the Company's Properties may force it to renew or re-lease some expiring leases at lower rental rates. While the Company believes that the average rental rates for most of its Properties are below quoted market rates in each of its respective submarkets, the Company cannot assure that leases will be renewed or that its Properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for the Company's Properties decrease, existing tenants do not renew their leases or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to its stockholders would be adversely affected.

  Real estate assets are illiquid and the Company may not be able to sell its Properties at the appropriate time. The Company's investments in its Properties are relatively illiquid and therefore limits the Company's ability to sell its Properties quickly in response to changes in economic or other conditions. Limitations in the Internal Revenue Code and related Treasury Regulations applicable to REITs may also limit the Company's ability to sell its Properties.

  KSI is subject to tax liabilities on net income which reduces the Company's cash flow. KSI is subject to federal and state income tax on its taxable income at regular corporate rates. Any federal, state or local income taxes that KSI must pay will reduce the cash available for distribution to the Operating Partnership and, ultimately, to the Company's stockholders.

  The Company cannot depend upon distributions from KSI because its business is not controlled by the Company. The Company has set up the following structure to comply with the REIT asset tests that restrict its ability to own shares of other corporations: the Operating Partnership owns 100% of the non-voting preferred stock of KSI, representing approximately 95.0% of its economic value; and John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, own all of the outstanding voting common stock of KSI, representing approximately 5.0% of its economic value. The Company receives substantially all of the economic benefit derived from KSI's business by virtue of the dividends that the Company receives from the preferred stock. However, the Company cannot influence KSI's operations, elect its directors or officers, or require its Board of Directors to declare and pay a cash dividend on the nonvoting preferred stock owned the Operating Partnership. As a result, KSI may make decisions or pursue business policies which could have an adverse effect on the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders.

  KSI may be adversely affected by the Company's REIT status. Changes in the requirements for REIT qualification may in the future limit the Company's ability to receive increased distributions from the fee development operations and related services offered by KSI.

  Common limited partners of the Operating Partnership have limited approval rights which may prevent the Company from taking actions that are in the best interests of stockholders. The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a "termination transaction" described under in the section entitled "Description of Material Provisions of the Partnership Agreement of Kilroy Realty, L.P.--Transferability of partnership interests" which requires the approval of 60% of the common unitholders, including the Company because of the common units it holds in its capacity as general partner. The right of common limited partners to vote on the transactions described above could limit the Company's ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

  For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership or sell the property located at 2260 East Imperial Highway at Kilroy Airport Center in El Segundo prior to January 31, 2004. In addition, the Company may not sell 11 of its properties prior to October 31, 2002 without the consent of the limited partners that contributed the properties to the Operating Partnership, except in connection with the sale or transfer of all or substantially all of its assets or those of the Operating Partnership or in connection with a transaction which does not cause the limited partners that contributed the property to recognize taxable income. The Company's unitholding directors and officers may seek to influence it, as sole general partner of the Operating Partnership, not to carry out a sale of these properties, even though it might be otherwise financially advantageous to the Company, the Operating Partnership, stockholders and the other partners. In addition, the Operating Partnership agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets.

  The Company's Chairman of the Board of Directors and its President and Chief
   Executive Officer each have potential conflicts of interest with the Company.

  The Company's Chairman of the Board of Directors and its President and Chief Executive Officer each are engaged in competitive real estate activities. The Company owns four office buildings and four industrial buildings in the El Segundo submarket. John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, own controlling interests in partnerships which own a complex of three office buildings in the same submarket. The Operating partnership manages the complex pursuant to a management agreement on market terms. Policies adopted by the Company's Board of Directors to minimize this conflict, including the requirement that John B. Kilroy, Sr. and John B. Kilroy, Jr. enter into non-competition agreements with the Company, may not eliminate their influence over transactions involving these competing properties.

  The Company's Chairman of the Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company's affairs. John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, together hold two of the seven seats on the Company's Board of Directors. They also beneficially own common limited partnership units exchangeable for an aggregate of 2,598,639 shares of the Company's common stock and currently vested options to purchase an aggregate of 176,666 shares of common stock, representing a total of 10.0% of the total outstanding shares of common stock as of December 31, 1998. Pursuant to the Company's charter no other stockholder may own, actually or constructively, more than 7.0% of the Company's common stock. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest or the Company's stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company's stockholders for approval.

  There are limits on the ownership of the Company's capital stock which limit the opportunities for a change of control at a premium to existing stockholders. Certain provisions of the Maryland General Corporation Law, the Company's charter, the Company's bylaws, and the Operating Partnership's partnership agreement may delay, defer, or prevent a change in control over the Company or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then prevailing market prices.

  The Internal Revenue Code sets forth stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including: no more than 50% in value of the Company's capital stock may be owned, actually or constructively, by five or fewer individuals, including certain entities, during the last half of a taxable year; subject to certain exceptions, the Company's common stock shares must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and if the Company, or any entity which owns 10% or more of its capital stock, actually or constructively owns 10% or more of one of the Company's tenants, or a tenant of any partnership in which the Company is a partner, then any rents that the Company receives from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code's REIT gross income tests regardless of whether the Company receives the rents directly or through a partnership.

  The Company's charter establishes clear ownership limits to protect its REIT status. No single stockholder may own, either actually or constructively, more than 7.0% of the Company's common stock outstanding. Similarly, no single holder of the Company's Series A Preferred Stock and Series C Preferred Stock may actually or constructively own any class or series of its preferred stock, so that their total capital stock ownership would exceed 7.0% by value of the Company's total capital stock, and no single holder of Series B Preferred Stock, if issued, may actually or constructively own more than 7.0% of the Company's Series B Preferred Stock.

  The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company's REIT status and if it believes that the waiver would be in the Company's best interests. The Board of Directors has already waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and certain affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of the outstanding common stock.

  If anyone acquires shares in excess of any ownership limits: the transfer to the transferee will be void with respect to these excess shares; the excess shares will be automatically transferred from the transferee or owner to a trust for the benefit of a qualified charitable organization; the purported transferee or owner will have no right to vote those excess shares; and the purported transferee or owner will have no right to receive dividends or other distributions from these excess shares.

  The Company's charter contains provisions that may delay, defer, or prevent a change of control transaction.

  The Company's Board of Directors is divided into classes that serve staggered terms. The Company's Board of Directors is divided into three classes with staggered terms. The staggered terms for directors may reduce the possibility of a tender offer or an attempt to complete a change of control transaction even if a tender offer or a change in control was in the Company's stockholders' interest.

  The Company could issue preferred stock without stockholder approval. The Company's charter authorizes its Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms including the right to vote and the right to convert into common stock of any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in the Company's stockholders' interest. The Operating Partnership has issued 1,500,000 Series A Preferred Units which in the future may be exchanged one-for-one into shares of Series A Preferred Stock, and 700,000 Series C Preferred Units which in the future may be exchanged one for one into shares of Series C Preferred Stock. In addition, the Company has designated and authorized the issuance of up to 400,000 shares of Series B Preferred Stock. However, no shares of preferred stock are currently issued or outstanding.

  The Company has a stockholders' rights plan. On October 2, 1998, the Company's Board of Directors adopted a stockholders' rights plan and declared a distribution of one preferred share purchase right for each outstanding share of common stock. The rights were issued on October 15, 1998, to each common stockholder of record on that date. The rights have certain anti-takeover effects. The rights would cause substantial dilution to a person or group that attempts to acquire the Company on terms that the Company's Board of Directors does not approve. The Company may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of its common stock. Therefore, the rights should not interfere with any merger or business combination approved by the Company's Board of Directors.

  The staggered terms for directors, the future issuance of additional common or preferred stock and the Company's stockholders; rights plan may: delay or prevent a change of control, even if a change of control might be beneficial to the Company's stockholders; deter tender offers that may beneficial to the Company's stockholders; or limit stockholders' opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond the Company's ownership limits or otherwise to effect a change of control.

  Loss of the Company's REIT status would have significant adverse consequences to it and the value of the Company's stock. The Company currently operates and has operated since 1997 in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If the Company was to lose its REIT status, it would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved because: the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates; the Company could be subject to the federal alternative minimum tax and possibly increased state and local taxes; unless entitled to relief under statutory provisions, the Company could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified; and all distributions to stockholders will be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits. In addition, if the Company fails to qualify as a REIT, it will not be required to make distributions to stockholders. As a result of all these factors, the Company's failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of the Company's common stock.

  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code ("Treasury Regulations") is greater in the case of a REIT that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within the Company's control may affect it's ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 95% of its net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company's investors or the Company's ability to qualify as a REIT for tax purposes. Although management believes that the Company is organized and operates in such manner, no assurance can be given that the Company will continue to be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT for tax purposes.

  To maintain its REIT status, the Company may be forced to borrow funds on a short-term basis during unfavorable market conditions. In order to maintain its REIT status, the Company may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, the Company generally must distribute to its stockholders at least 95% of the Company's net taxable income each year, excluding capital gains. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid in any calendar year are less than the sum of 85% of it's ordinary income, 95% of it's capital gain net income and 100% of it's undistributed income from prior years. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

  The Company's growth depends on external sources of capital which are outside of the Company's control. The Company is required under the Internal Revenue Code to distribute at least 95% of its taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, it may not be able to fund future capital needs, including acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund the Company's capital needs. Access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of the Company's growth potential; the Company's current and expected future earnings; the Company's cash distributions; and the market price per share of the Company's common stock. If the Company cannot obtain capital from third-party sources, it may not be able to acquire properties when strategic opportunities exist or make the cash distributions to stockholders necessary to maintain its qualification as a REIT.

  The Company's Board of Directors may change investment and financing policies without stockholder approval.

  The Company is not limited in its ability to incur debt. The Company's Board of Directors adopted a policy of limiting indebtedness to approximately 50% of the Company's total market capitalization. Total market capitalization is the market value of the Company's capital stock, including interests exchangeable for shares of capital stock (including units), plus total debt. However, the Company's organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. The Company's Board of Directors may alter or eliminate management's current policy on borrowing at any time without stockholder approval. If this policy changed, the Company could become more highly leveraged which would result in an increase in its debt service and which could adversely affect cash flow and the ability to make expected distributions to stockholders. Higher leverage also increases the risk of default on the Company's obligations.

  The Company may issue additional shares of capital stock without stockholder approval. The Company may issue shares of its common stock, preferred stock or other equity or debt securities without stockholder approval. Similarly, the Company may cause the Operating Partnership to offer its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or the Company's stockholders. Existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances would dilute an existing stockholder's investment.

  The Company may invest in securities related to real estate. The Company may purchase securities issued by entities which own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages include several risks, including: borrowers may fail to make debt service payments or pay the principal when due; the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and interest rates payable on the mortgages may be lower than the Company's cost for the funds used to acquire these mortgages. Owning these securities may not entitle the Company to control the ownership, operation and management of the underlying real estate. In addition, the Company may have no control over the distributions with respect to such securities, which could adversely affect its ability to make distributions to stockholders.

  Sales of a substantial number of shares of common stock, or the perception that this could occur, could result in decreasing the market price per share for the Company's common stock. Management cannot predict whether future issuances of shares of the Company's common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of its common stock.

  As of December 31, 1998, 27,639,210 shares of the Company's common stock were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 4,200,868 shares issuable upon the exchange, at the Company's option, of common units issued in connection with the formation of the Operating Partnership and in connection with property acquisitions; 2,900,000 shares issuable under the Company's Stock Option and Incentive Plan, and 1,000,000 shares issuable under the Company's Dividend Reinvestment and Direct Stock Purchase Plan. Of the 27,639,210 shares of common stock presently outstanding, all but 80,000 shares may be freely traded in the public market by persons other than the Company's affiliates. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

  The Company could be adversely affected if its year 2000 problems are significant. The Year 2000 issue refers to a computer system's failure to recognize dates on or beyond January 1, 2000. The failure of the Company's systems or those of its vendors or tenants to correctly interpret dates beyond the year 1999 could lead to disruptions in the Company's operations (see
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company's expanded Year 2000 disclosure).

ITEM 2. PROPERTIES

General

  As of December 31, 1998, the Company owned (through the Operating and Finance Partnerships) 80 Office Properties encompassing 5.6 million aggregate rentable square feet and 84 Industrial Properties encompassing 6.2 million aggregate rentable square feet. As of December 31, 1998, the Office Properties were approximately 95.7% leased to 420 tenants and the Industrial Properties were approximately 96.0% leased to 253 tenants. In addition, as of December 31, 1998, the Company had approximately 544,000 square feet of office space and 390,000 square feet of industrial space under construction. All of the Company's construction projects and all but 15 of the Company's Properties are located in Southern California.

  In general, the Office Properties are leased to tenants on a full service gross basis and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). The tenant pays its pro-rata share of increases in expenses above the Base Year or Expense Stop. Under a triple net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

  The Company believes that all of its Properties are well maintained and, based on recent engineering reports, do not require significant capital improvements. As of December 31, 1998, the Company managed 75 of its 80 Office Properties and 77 of its 84 Industrial Properties through internal property managers.

The Office and Industrial Properties

  The following table sets forth certain information relating to each of the Office and Industrial Properties owned as of December 31, 1998. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties other than Walnut Park Business Center, in which the Company owns an 87.7% interest as a tenant in common, and the five office properties located at Kilroy Airport Center, Long Beach, three office properties located at the SeaTac Office Center, one office property located in Santa Monica, California and one office property located in San Diego, California, each of which are held subject to leases for the land on which the properties are located expiring in 2035, 2032, 2065 and 2043 (assuming the exercise of the Company's options to extend such leases), respectively.

                                      Year        Net     Percentage    Annual         Average
                           No. of    Built/    Rentable    Leased at   Base Rent      Base Rent
   Property Location      Buildings Renovated Square Feet 12/31/98(1) ($000's)(2) Per Sq. Ft. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
Office Properties:
Los Angeles County
26541 Agoura Road
 Calabasas, California..       1         1988     90,878     100.0%     $1,593          $17.53
5151-5155 Camino Ruiz
 Camarillo,
  California(7)(4)......       4         1982    276,216     100.0%      2,695            9.76
4880 Santa Rosa Road
 Camarillo,
  California(7).........       1         1998     41,131     100.0%        725           17.63
Kilroy Airport Center,
 El Segundo
 2250 E. Imperial
  Highway(5)                   1         1983    291,187      97.6%      5,276           18.56
 2260 E. Imperial
  Highway(6)                   1         1983    291,187     100.0%      7,677           26.36
 2240 E. Imperial
  Highway
 El Segundo,
  California(8).........       1         1983    118,933     100.0%      1,584           13.32
185 S. Douglas Street
 El Segundo,
  California(7).........       1         1978     60,000     100.0%      1,523           25.38
525 N. Brand Blvd.
 Glendale, California...       1         1990     43,647     100.0%      1,254           28.73
Kilroy Airport Center,
 Long Beach
 3900 Kilroy Airport Way       1         1987    126,840      92.7%      2,488           21.16
 3880 Kilroy Airport Way       1         1987     98,243     100.0%      1,392           14.17
 3760 Kilroy Airport Way       1         1989    165,279     100.0%      3,443           20.83
 3780 Kilroy Airport Way       1         1989    219,745      94.7%      4,712           22.64
 3760 Kilroy Airport Way
 Long Beach, California.       1         1989     10,592     100.0%         60            5.66
12312 W. Olympic Blvd.
 Los Angeles,
  California(7).........       1    1950/1998     78,000     100.0%      1,602           20.54
12100-12166 West Olympic
 Blvd.
 Los Angeles,
  California............       1         1968     48,356      94.5%        684           14.97
2100 Colorado Avenue
 Santa Monica,
  California(7).........       3         1992     94,844     100.0%      2,814           29.67
1633 26th Street
 Santa Monica,
  California(7).........       1    1972/1997     43,800     100.0%        842           19.22
3130 Wilshire Blvd.
 Santa Monica,
  California(28)........       1    1969/1998     88,338      69.1%      1,455           23.84
501 Santa Monica Blvd.
 Santa Monica,
  California............       1         1974     70,000      85.5%      1,494           24.96
2829 Townsgate Road
 Thousand Oaks,
  California............       1         1990     81,158     100.0%      2,299           28.33
23600-23610 Telo Avenue
 Torrance,
  California(9).........       2         1984     79,967      51.9%        428           10.31
                             ---               ---------                ------
Subtotal/Weighted
 Average--
 Los Angeles County.....      27               2,418,339      95.6%     46,040           19.91
                             ---               ---------                ------

                                      Year        Net     Percentage    Annual         Average
                           No. of    Built/    Rentable    Leased at   Base Rent      Base Rent
   Property Location      Buildings Renovated Square Feet 12/31/98(1) ($000's)(2) Per Sq. Ft. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
Orange County
Pacific Park Plaza
 Aliso Viejo,
  California(10)........       5         1992    134,667      95.3%     $ 1,269         $ 9.89
La Palma Business Center
 4175 E. La Palma Avenue
 Anaheim, California....       1         1985     42,790      96.6%         838          20.27
701-741 E. Ball Road
 Anaheim, California....       5         1986    113,735      92.2%       1,180          11.25
8101 Kaiser Blvd.
 Anaheim, California....       1         1988     60,177     100.0%       1,288          21.40
Anaheim Corporate Center
 Anaheim,
  California(11)........       4         1985    154,776      96.4%       1,394           9.34
1240 & 1250 Lakeview
 Avenue
 Anaheim, California....       2         1987     78,903      93.4%         892          12.10
601 Valencia Avenue
 Brea, California(7)....       1         1982     60,891     100.0%         780          12.81
1501-1561 East
 Orangethorpe Avenue
 Fullerton,
  California(12)........       4         1985    145,522      90.2%       1,462          11.14
111 Pacifica
 Irvine, California.....       1         1991     67,344      96.2%       1,405          21.69
9451 Toledo Way
 Irvine, California(7)..       1         1984     27,200       0.0%
2501 Pullman
 Santa Ana,
  California(13)(28)....       2    1969/1988    124,921     100.0%       2,366          18.94
                             ---               ---------                -------
Subtotal/Weighted
 Average--
 Orange County..........      27               1,010,926      92.9%      12,874          13.71
                             ---               ---------                -------

San Diego County
5770 Armada Drive
 Carlsbad,
  California(7).........       1         1998     81,712     100.0%       1,071          13.11
2231 Rutherford
 Carlsbad, California...       1         1998     39,000     100.0%         587          15.05
6220 Greenwich Drive
 San Diego,
  California(7).........       1         1996    141,214     100.0%       2,076          14.70
6055 Lusk Avenue
 San Diego,
  California(7).........       1         1997     93,000     100.0%       1,142          12.28
6260 Sequence Drive
 San Diego,
  California(7).........       1         1997    130,000     100.0%       1,192           9.17
6290 Sequence Drive
 San Diego,
  California(7).........       1         1997     90,000     100.0%         894           9.93
6340 & 6350 Sequence
 Drive
 San Diego,
  California(7).........       2         1998    200,000     100.0%       2,616          13.08
15378 Avenue of Science
 San Diego,
  California(7).........       1         1984     68,910     100.0%         620           9.00
Pacific Corporate Center
 San Diego,
  California(14)........       7         1995    411,402     100.0%       5,238          12.73
3990 Ruffin Road
 San Diego, California..       1         1998     45,634     100.0%         660          14.46
9455 Towne Center Drive
 San Diego,
  California(7).........       1         1998     45,195     100.0%         569          12.59
12225-12235 El Camino
 Real
 San Diego,
  California(15)........       2         1998    115,513     100.0%       2,122          18.37
                             ---               ---------                -------
Subtotal/Weighted
 Average--
 San Diego County.......      20               1,461,580     100.0%      18,787          12.85
                             ---               ---------                -------

                                      Year        Net     Percentage    Annual         Average
                           No. of    Built/    Rentable    Leased at   Base Rent      Base Rent
   Property Location      Buildings Renovated Square Feet 12/31/98(1) ($000's)(2) Per Sq. Ft. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
Other
4351 Latham Avenue
 Riverside, California..       1         1990     21,356      50.7%     $   328         $30.29
4361 Latham Avenue
 Riverside,
  California(16)........       1         1992     30,842      88.4%         514          18.85
3750 University Avenue
 Riverside, California..       1         1982    124,986     100.0%       2,709          21.67
SeaTac Office Center
 18000 Pacific Highway         1         1974    209,904      86.4%       2,826          15.58
 17930 Pacific Highway         1    1980/1997    211,139     100.0%       2,172          10.29
 17900 Pacific Highway
Seattle, Washington.....       1         1980    111,387      81.9%       1,679          18.40
                             ---               ---------                -------
Subtotal/Weighted
 Average--Other.........       6                 709,614      91.1%      10,228          15.82
                             ---               ---------                -------
TOTAL/WEIGHTED AVERAGE
 OFFICE PROPERTIES......      80               5,600,459      95.7%     $87,929         $16.41
                             ---               ---------                -------
Industrial Properties:
Los Angeles County
Walnut Park Business
 Center
 Diamond Bar,
  California............       3         1987    165,420     100.0%     $ 1,180         $ 7.14
2031 E. Mariposa Avenue
 El Segundo, California.       1         1954    192,053     100.0%       1,840           9.58
2260 E. El Segundo Blvd.
 El Segundo, California.       1         1979    113,820     100.0%         607           5.33
2265 E. El Segundo Blvd.
 El Segundo, California.       1         1978     76,570     100.0%         607           7.93
2270 E. El Segundo Blvd.
 El Segundo,
  California(17)........       1         1975      6,362       0.0%
4880 Colt Street
 Ventura, California....       1         1997    125,511     100.0%         564           4.49
                             ---               ---------                -------
Subtotal/Weighted
 Average--
 Los Angeles County.....       8                 679,736      99.0%       4,798           7.13
                             ---               ---------                -------

Orange County
3340 E. La Palma Avenue
 Anaheim, California....       1         1966    153,320     100.0%       1,084           7.07
1000 E. Ball Road
 Anaheim, California....       1         1956    100,000     100.0%         639           6.39
1230 S. Lewis Road
 Anaheim, California....       1         1982     57,730     100.0%         291           5.04
4155 E. La Palma Avenue
 Anaheim,
  California(18)........       1         1985     74,618      87.8%         515           7.86
4125 E. La Palma Avenue
 Anaheim,
  California(18)........       1         1985     69,472     100.0%         517           7.44
5325 East Hunter Avenue
 Anaheim, California....       1         1983    109,449     100.0%         604           5.52
3130-3150 Miraloma
 Anaheim, California....       1         1970    144,000     100.0%         677           4.70
3125 E. Coronado Street
 Anaheim, California....       1         1970    144,000     100.0%         841           5.84
5115 E. La Palma Avenue
 Anaheim, California(7).       1    1967/1998    291,146     100.0%       1,442           4.95
1250 N. Tustin Avenue
 Anaheim, California....       1         1984     84,185     100.0%         746           8.86

                                      Year        Net     Percentage    Annual         Average
                           No. of    Built/    Rentable    Leased at   Base Rent      Base Rent
   Property Location      Buildings Renovated Square Feet 12/31/98(1) ($000's)(2) Per Sq. Ft. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
3250 East Carpenter
 Anaheim, California....       1      1998        41,225     100.0%     $   242         $ 5.87
Brea Industrial Complex
 Brea, California(19)...       7      1981       276,278     100.0%       1,584           5.73
1675 MacArthur
 Costa Mesa, California.       1      1986        50,842     100.0%         512          10.07
892/909 Towne Center
 Drive
 Foothill Ranch,
  California............       1      1998       303,327     100.0%       2,090           6.89
12681/12691 Pala Drive
 Garden Grove,
  California(20)........       1      1970        84,700      44.9%         301           7.91
Garden Grove Industrial
 Complex
 Garden Grove,
  California(21)........       6      1971       275,971     100.0%       1,678           6.08
12752-12822 Monarch
 Street
 Garden Grove,
  California(16)........       1      1970       277,037     100.0%       1,005           3.63
7421 Orangewood Avenue
 Garden Grove,
  California............       1      1981        82,602     100.0%         575           6.96
12400 Industry Street
 Garden Grove,
  California............       1      1972        64,200     100.0%         328           5.11
Giltspur Building
 Garden Grove,
  California............       1      1974       110,220     100.0%         777           7.05
Gothard Business Park
 Huntington Beach,
  California(22)........       3      1977        56,638      89.8%         410           8.06
17150 Von Karman
 Irvine, California.....       1      1977       157,458     100.0%       1,136           7.21
184-220 Technology Drive
 Irvine, California.....      10      1990       158,070      84.0%       1,202           9.05
9401 Toledo Way
 Irvine, California.....       1      1984       244,800     100.0%       1,363           5.57
2055 S.E. Main Street
 Irvine, California(23).       1      1973        47,583     100.0%         305           6.41
13645-13885 Alton
 Parkway
 Anaheim,
  California(24)........       9      1989       143,117      87.4%       1,093           8.74
Dimension Business Park
 Lake Forest,
  California(25)........       2      1990        45,257     100.0%         375          10.04
1951 E. Carnegie
 Santa Ana, California..       1      1981       100,000     100.0%         795           7.95
14831 Franklin Avenue
 Tustin, California(23).       1      1978        36,256     100.0%         206           5.68
2911 Dow Avenue
 Tustin, California.....       1      1998        54,720     100.0%         361           6.60
                             ---               ---------                -------
Subtotal/Weighted
 Average--
 Orange County..........      59               3,838,221      95.4%      23,694           6.47
                             ---               ---------                -------
San Diego County
5759 Fleet Street
 Carlsbad, California...       1      1998        82,100     100.0%       1,234          15.03
6828 Nancy Ridge Drive
 San Diego, California..       1      1982        39,669     100.0%         385           9.71
41093 County Center
 Drive
 Temecula, California...       1      1997        77,582     100.0%         542           6.99
                             ---               ---------                -------
Subtotal/Weighted
 Average--
 San Diego County.......       3                 199,351     100.0%       2,161          10.84
                             ---               ---------                -------

                                      Year        Net     Percentage    Annual         Average
                           No. of    Built/    Rentable    Leased at   Base Rent      Base Rent
   Property Location      Buildings Renovated Square Feet 12/31/98(1) ($000's)(2) Per Sq. Ft. ($)(3)
   -----------------      --------- --------- ----------- ----------- ----------- ------------------
Other
1840 Aerojet Way
 Las Vegas, Nevada......       1      1993       102,948     100.0%    $    501         $ 4.87
1900 Aerojet Way
 Las Vegas, Nevada......       1      1995       106,717     100.0%         459           4.30
821 S. Rockefeller
 Ontario, California....       1      1990       153,566     100.0%         479           3.12
5115 N. 27th Avenue
 Phoenix, Arizona(26)...       1      1962       130,877     100.0%         642           4.91
795 Trademark Drive
 Reno, Nevada...........       1      1998        75,257     100.0%         809          10.75
201 North Sunrise Avenue
 Roseville,
  California(27)(28)....       2      1981       162,203     100.0%       1,603           9.88
1961 Concourse Drive
 San Jose,
  California(28)........       1      1984       110,132     100.0%         978           8.88
1710 Fortune Drive
 San Jose,
  California(28)........       1      1983        86,000     100.0%         623           7.24
2010-2040 Fortune Drive
 San Jose,
  California(28)........       3      1998       234,317      74.9%       2,227          12.69
3735 Imperial Highway
 Stockton, California...       1      1996       164,540     100.0%       1,180           7.17
                             ---              ----------               --------
Subtotal/Weighted
 Average--Other.........      13               1,326,557      95.6%       9,501           7.49
                             ---              ----------               --------
TOTAL/WEIGHTED AVERAGE
 INDUSTRIAL
 PROPERTIES(29).........      83               6,043,859      96.0%    $ 40,154         $ 6.92
                             ---              ----------               --------
TOTAL/WEIGHTED AVERAGE
 ALL PROPERTIES(29).....     163              11,644,318      95.9%    $128,083         $11.47
                             ===              ==========               ========

--------
 (1) Based on all leases at the respective properties in effect as of December 31, 1998.

 (2) Base rent for the year ended December 31, 1998, determined in accordance with generally accepted accounting principles ("GAAP") and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

 (3) Annual Base Rent divided by net rentable square feet leased at December 31, 1998.

 (4) The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985.

 (5) For this property, a lease with Hughes Space & Communications for approximately 96,000 rentable square feet, and with SDRC Software Products Marketing Division, Inc. for approximately 6,800 rentable square feet, are written on a full service gross basis except that there is no Expense Stop.

 (6) For this property, the lease with Hughes Space & Communications is written on a modified full service gross basis under which Hughes Space & Communications pays for all utilities and other internal maintenance costs with respect to the leased space and, in addition, pays its pro rata share of real estate taxes, insurance, and certain other expenses including common area expenses.

 (7) For this property, the lease is written on a triple net basis.

 (8) For this property, leases with Hughes Space & Communications for approximately 103,000 rentable square feet are written on a full service gross basis except that there is no Expense Stop.

 (9) For this property, the lease is written on a modified gross basis, with the tenant paying its share of taxes and insurance above base year amounts.
                                             (footnotes continued on next page)

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

(12) For this property, a lease for approximately 21,000 rentable square feet is written on a modified full service grass basis, and leases for approximately 11,000 rentable square feet are written on a triple net basis.

(13) For this property, the lease is written on a full service basis, with the tenant paying only its portion of real estate taxes above the base year amount.

(14) The leases for this property are written on a modified net basis, with the tenants responsible for their pro-rata share of common area expenses and real estate taxes.

(15) For this property, a lease for 60,840 rentable square feet is written on a triple net basis.

(16) For this property, a lease for 15,728 rentable square feet is written on a triple net basis, and leases for 15,156 rentable square feet are written on a modified full service gross basis.

(17) This property was 100% leased to one tenant in February 1999 with annual base rent of $0.1 million.

(18) The leases for this industrial property are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

(19) The seven properties at the Brea Industrial Complex were built between 1981 and 1988.

(20) For this property, a lease for 14,700 rentable square feet commenced in February 1999 with annual base rent of $0.1 million resulting in total occupancy as of March 10, 1999 of 62.0%.

(21) The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985.

(22) For this property, leases for approximately 38,000 rentable square feet are written on a modified full service gross basis, and leases for approximately 12,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement.

(23) For this property, the lease is written on a full service gross basis.

(24) For this property, leases for approximately 53,000 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement, leases for approximately 53,000 rentable square feet are written on a modified triple net basis with the tenants responsible for estimated allocated common area expenses.

(25) For this property, leases for approximately 26,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement, and leases for approximately 19,000 rentable square feet are written on a modified full service gross basis.

(26) This industrial property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

(27) For this property, leases for approximately 115,500 rentable square feet are written on a triple net basis and, leases for approximately 46,500 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement.

(28) This property was managed by third-party managers at December 31, 1998.

(29) This table does not include one industrial property with an aggregate 113,248 rentable square feet which was occupied at December 31, 1998. This property is part of a three building complex that was constructed by the Company. As substantial tenant improvements still needed to be completed at December 31, 1998, the complex is included in construction in progress at December 31, 1998.

Development Projects

  The following table sets forth certain information as of December 31, 1998, relating to each of the Company's Development Projects which were either in the lease-up phase (construction was complete except for tenant improvements), under construction or scheduled to begin construction in the first quarter of 1999. The Company owns a 100% interest in all of the Development Projects other than 5010 Wateridge Vista Drive and Carmel Center Building 1, in which the Company will own a 50% interest.

                               Projected       Projected   Projected Square Leasing Status at
                             Stabilization       Total        Feet upon       December 31,
Project Location/Submarket      Date(1)      Investment(2)    Completion         1998(3)
--------------------------  ---------------- ------------- ---------------- -----------------
                                              (dollars in
                                               millions)
Development Projects in
 Lease-up:
Industrial
1211-1231 North Miller
 Street/
 Orange County............  3rd Quarter 1999    $ 20.8         379,300             82.0%
                                                ------         -------
  Total Development
   Projects in Lease-up...                      $ 20.8         379,300             82.0%
                                                ======         =======
Development Projects Under
 Construction:
Office
6215 Greenwich Drive/San
 Diego....................  2nd Quarter 1999    $  8.7          71,000            100.0%
12348 High Bluff Drive/San
 Diego....................  3rd Quarter 1999       6.1          39,300             80.9%
5010 Wateridge Vista
 Drive/San Diego(4).......  4th Quarter 1999      29.0         172,800            100.0%
Kilroy Airport Center,
 Long Beach Phase III/
 Los Angeles..............  1st Quarter 2000      22.6         136,000             38.8%
Del Mar Build-to-Suit/San
 Diego....................  1st Quarter 2000      15.4          72,300            100.0%
Carmel Center Building
 1/San Diego(4)...........  3rd Quarter 2000      10.2          52,900              0.0%
                                                ------         -------
  Subtotal................                        92.0         544,300             73.6%
                                                ------         -------
Industrial
3355 E. La Palma
 Avenue/Orange County.....  3rd Quarter 1999      14.9         211,400            100.0%
440, 925 and 1075 Lambert
 Road/
 Orange County............  3rd Quarter 1999      10.9         178,500             29.0%
                                                ------         -------
  Subtotal................                        25.8         389,900             67.5%
                                                ------         -------
  Total Development
   Projects Under
   Construction...........                      $117.8         934,200             71.0%
                                                ======         =======

--------
(1) Based on management's estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2) Represents total projected development costs.

(3) Represents executed leases and signed letters of intent to lease at December 31, 1998.

(4) Represents projects being developed in conjunction with The Allen Group, a group of affiliated real estate and development companies based in Visalia, California. See separate discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Expenditures Section for further discussion.

Tenant Information

  The following table sets forth information as to the Company's ten largest office and industrial tenants based upon annualized rental revenues for the year ended December 31, 1998.

                                      Percentage of
                            Annual     Total Base                      Lease
                          Base Rental    Rental     Initial Lease    Expiration
Tenant Name               Revenues(1)   Revenues       Date(2)          Date
-----------               ----------- ------------- -------------- --------------
                          (dollars in
                          thousands)
Office Properties:
Hughes Aircraft
 Corporation's Space &
 Communications
 Company(3).............    $ 9,183        7.4%        August 1984        Various
The Boeing Company(4)...      5,160        4.2       February 1992        Various
State of California(5)..      3,216        2.6           July 1997        Various
Sony Music
 Entertainment, Inc. ...      2,814        2.3           June 1997  December 2008
Unisys Corporation......      2,655        2.1          March 1997     April 2001
Northwest Airlines:
  El Segundo............      1,523        1.2         August 1978  February 2001
  Seattle...............        718        0.6            May 1980     April 2005
Pacific Bell............      1,994        1.6       December 1998  February 2009
Intuit, Inc. ...........      1,968        1.6       November 1997      June 2004
Raytheon Company(6).....      1,651        1.3          April 1996        Various
National Digital
 Television.............      1,602        1.3           July 1998      July 2008
                            -------       ----
Total Office Properties.    $32,484       26.2%
                            =======       ====
Industrial Properties:
Mattel, Inc. ...........    $ 2,138        1.7%           May 1990   October 2000
Celestica, Inc. ........      1,530        1.2            May 1998       May 2008
Kraft Foods, Inc. ......      1,449        1.2       November 1997  February 2006
Omni-Pak................      1,443        1.2         August 1998      July 2008
Mazda Motor of America,
 Inc. ..................      1,365        1.1           July 1997      July 2000
Industrial Computer
 Source.................      1,192        1.0       November 1997      July 2005
Packard Hughes
 Interconnect and
 General Motors
 Corporation............      1,062        0.9            May 1997   January 2001
Extron Electronic(7)....        930        0.8       February 1995        Various
Southern Plastic Mold,
 Inc. ..................        774        0.6      September 1997 September 2003
Raab Karcher
 Electronics............        687        0.6       February 1998   January 2013
                            -------       ----
Total Industrial
 Properties.............    $12,570       10.2%
                            =======       ====

--------

(1) Determined in accordance with GAAP.

(2) Represents date of first relationship between tenant and the Company or the Company's predecessor, the Kilroy Group.

(3) Hughes Space & Communications leases of 291,187 and 103,035 net rentable square feet expire July 2004 and January 2004, respectively. Leases with other Hughes-affiliated entities of 7,515, 5,559 and 5,158 net rentable square feet expire November 2001, December 1999 and November 1999, respectively.

(4) The Boeing Company lease at SeaTac Office Center expires January 2002. The Boeing Company (formerly McDonnell Douglas Corporation) leases at Kilroy Airport Center Long Beach of 64,530, 24,536 and 17,921 net rentable square feet expire January 2002, December 2000 and December 1999, respectively.

(5) State of California leases of 124,921, 22,543, 21,781 and 11,425 net rentable square feet expire April 1999, December 2002, May 2009 and August 2000, respectively.

(6) Raytheon Company (formerly Hughes Aircraft Company) leases of 96,133 and 11,556 net rentable square feet expire October 2000, and a lease of 9,387 net rentable square feet expires January 2002.

(7) Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire April 2005, and January 2005, respectively.

  At December 31, 1998, the Company's tenant base was comprised of the following industries, broken down by percentage of total portfolio base rent: manufacturing, 40.5%; services, 21.7%; transportation, communications and public utilities, 14.1%; finance, insurance and real estate, 11.0%; retail trade, 4.4%; government, 4.1%; wholesale trade, 3.0%; construction, 1.1%; and agriculture, forestry and fishing, 0.1%. Following is a list comprised of a representative sample of 25 of the Company's tenants whose annual base rental revenues were less than 1.0% of the Company's total annual base revenue at December 31, 1998:


AMN Healthcare, Inc.           Denso International America    Pacific Engineering Services
Advanced Survey Concepts       EVA Airways Corporation        Salem Communications
AIG Claim Services, Inc.       Family and Sport Chiropractic  Sentinel Monitoring Corp
Arrowhead General Insurance    Horizon's Technology, Inc.     Southern Plastic Mold
Arinc, Inc.                    Liner Yankelevitz Sunshine     Sox Hosiery
Best, Best & Krieger           Lynden Air Freight, Inc.       Staar Surgical AG, Inc.
Bits Technology Corporation    Miller and Company             Sverdrup Civil, Inc
Catalina Marketing Corp.       Paper Solutions Ink            The Polk Company
                                                              ThermoTrex Corporation

Lease Expirations

  The following table sets forth a summary of the Company's lease expirations for the Office and Industrial Properties for each of the ten years beginning with 1999, assuming that none of the tenants exercise renewal options or termination rights.

                                                                                     Average Annual
                                                     Percentage of                    Rent Per Net
                                                     Total Leased                       Rentable
                                      Net Rentable    Square Feet                     Square Foot
                          Number of Area Subject to   Represented  Annual Base Rent  Represented by
                          Expiring      Expiring      by Expiring   Under Expiring      Expiring
Year of Lease Expiration  Leases(1) Leases (Sq. Ft.)   Leases(2)   Leases (000's)(3)     Leases
------------------------  --------- ---------------- ------------- ----------------- --------------
Office Properties:
1999....................     125         925,552          16.5%         $12,019          $12.99
2000....................      77         361,580           6.4            6,137           16.97
2001....................      77       1,022,774          18.2           11,631           11.37
2002....................      40         510,389           9.1            6,485           12.71
2003....................      35         218,541           3.9            3,161           14.46
2004....................      23         675,469          12.0           14,567           21.57
2005....................      19         668,935          11.9            9,322           13.94
2006....................       8         299,502           5.3            4,879           16.29
2007....................       8         298,989           5.3            4,828           16.15
2008 and beyond.........      14         641,497          11.4           14,230           22.18
                             ---       ---------         -----          -------
Total...................     426       5,623,228         100.0%         $87,259          $15.52
                             ===       =========         =====          =======
Industrial Properties:
1999....................      84         613,841          10.1%         $ 3,905          $ 6.36
2000....................      66         933,399          15.3            4,482            4.80
2001....................      42       1,033,741          16.9            5,020            4.86
2002....................       6         176,860           2.9            1,575            8.91
2003....................      23         724,853          11.9            4,349            6.00
2004....................       7         426,318           7.0            2,747            6.44
2005....................       6         327,757           5.4            2,394            7.30
2006....................       6         534,900           8.8            3,518            6.58
2007....................       2         135,885           2.2            1,081            7.96
2008 and beyond.........      13       1,197,250          19.6            8,718            7.28
                             ---       ---------         -----          -------
  Total.................     255       6,104,804         100.0%         $37,789          $ 6.19
                             ===       =========         =====          =======

                                             (footnotes continued on next page)

--------
(1) Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2) Based on total leased square footage for the respective portfolios as of December 31, 1998 unless a lease for a replacement tenant had been executed on or before January 1, 1999.

(3) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 1999.

Mortgage Debt

  On December 31, 1998, the Operating Partnership had outstanding five mortgage loans representing aggregate indebtedness of approximately $133 million which were secured by certain of the Office and Industrial Properties (the "Secured Obligations"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 6 to the Company's combined and consolidated financial statements included herewith. Management believes that as of December 31, 1998, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of the Company's Properties are subject to any litigation nor, to the Company's knowledge, is any litigation threatened against any of them which if determined adversely to the Company would have a material adverse effect on the Company's financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock began trading on the New York Stock Exchange ("NYSE") on January 28, 1997, under the symbol "KRC." Prior to January 28, 1997, there was no established public trading market for the Company's common stock. The following table illustrates the high, low and closing prices by quarter in 1998 and 1997, as reported on the NYSE. On March 10, 1999, there were approximately 235 registered holders of the Company's common stock.

                                                                        Common
                                                                         Stock
                                                                       Dividends
     1998                                          High   Low   Close  Declared
     ----                                         ------ ------ ------ ---------
     First quarter............................... $29.25 $26.31 $28.56  $0.4050
     Second quarter..............................  28.31  24.69  25.00   0.4050
     Third quarter...............................  25.56  19.00  23.00   0.4050
     Fourth quarter..............................  23.38  19.50  23.00   0.4050

                                                                        Common
                                                                         Stock
                                                                       Dividends
     1997                                          High   Low   Close  Declared
     ----                                         ------ ------ ------ ---------
     January 28 to March 31...................... $28.13 $23.00 $26.63  $0.2583
     Second quarter..............................  26.63  23.13  25.25   0.3875
     Third quarter...............................  27.00  24.00  27.00   0.3875
     Fourth quarter..............................  28.88  25.75  28.75   0.3875

  The Company pays distributions to common stockholders on or about the 10th day of each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on the Company's funds from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and such other factors as the Board of Directors deems relevant.

  During the first and fourth quarters of fiscal year 1998, the Operating Partnership issued 703,869 common units of the Operating Partnership, valued by the Company at approximately $18.1 million (based on the Company's closing price per share of common stock on the NYSE), to entities controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998, in partial consideration for the contribution of certain properties to the Operating Partnership. An Executive Vice President of the Company received 303,316 of the total 703,869 common units. The common units become convertible into shares of the Company's common stock, on a one-for-one basis, one year after issuance date. The common units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

  During the second quarter of fiscal year 1998, the Operating Partnership issued 90,787 common units of the Operating Partnership, valued by the Company at approximately $2.5 million (based on the Company's closing price per share of common stock on the NYSE), to a partnership controlled by John B. Kilroy, Sr., the Company's Chairman of the Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer, in partial consideration for the contribution of certain undeveloped land to the Operating Partnership. The common units may be exchanged, at the Company's option, into shares of the Company's common stock, on a one-for-one basis, one year after issuance date. The common units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

  During the second and third quarters of 1998, the Company issued 1,200,000 and 300,000 8.075% Series A Cumulative Redeemable Preferred units, respectively, representing limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Series A Preferred units are exchangeable, at the option of the majority of the holders, for shares of the Company's 8.075% Series A Cumulative Redeemable Preferred stock, beginning 10 years from the date of issuance, or earlier under certain circumstances. The Series A Cumulative Redeemable Preferred units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

  During the fourth quarter of 1998, the Company issued 700,000 9.375% Series C Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $35.0 million. The Series C Cumulative Redeemable Preferred units are exchangeable at the option of the majority of the holders, for shares of the Company's 9.375% Series C Cumulative Redeemable Preferred stock, beginning 10 years from the date of issuance, or earlier under certain circumstances. The Series A Cumulative Redeemable Preferred units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

  During the first quarter of 1999, the Operating Partnership issued 119,460 common units of the Operating Partnership, valued by the Company at approximately $2.5 million (based on the Company's closing per share price of common stock on the NYSE), to entities controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998, in partial consideration for the contribution of certain undeveloped land to the Operating Partnership. An Executive Vice President of the Company received 42,564 of the total 119,460 common units. The common units may be exchanged, at the Company's option, into shares of the Company's common stock, on a one-for-one basis, on or after October 31, 2000. The common units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

                 Kilroy Realty Corporation and the Kilroy Group
      (in thousands, except per share, square footage and occupancy data)

                          Kilroy Realty Corporation
                                Consolidated               Kilroy Group Combined
                          ------------------------- -------------------------------------
                                       February 1,  January 1,
                           Year Ended    1997 to      1997 to   Year Ended December 31,
                          December 31, December 31, January 31, -------------------------
                              1998         1997        1997      1996     1995     1994
                          ------------ ------------ ----------- -------  -------  -------
Statements of Operations
 Data:
 Rental income..........    $117,338     $56,069      $2,760    $35,022  $33,896  $32,577
 Tenant reimbursements..      14,152       6,751         306      3,752    3,002    1,643
 Development services...                                  14        698    1,156      919
 Sale of air rights.....                                                   4,456
 Interest income........       1,698       3,571
 Other income...........       3,096         889           4         76      398    1,084
                            --------     -------      ------    -------  -------  -------
   Total revenues.......     136,284      67,280       3,084     39,548   42,908   36,223
                            --------     -------      ------    -------  -------  -------
 Property expenses......      19,281       8,770         579      6,788    6,834    6,000
 Real estate taxes
  (refunds).............       9,579       4,199         137      1,673    1,416     (448)
 General and
  administrative
  expenses..............       7,739       4,949          78      2,383    2,152    2,467
 Ground leases..........       1,223         938          64        768      789      913
 Development expenses...                                  46        650      737      468
 Option buy-out cost....                                          3,150
 Provision for
  potentially
  unrecoverable
  pre-development costs.       1,700
 Interest expense.......      20,568       9,738       1,895     21,853   24,159   25,376
 Depreciation and
  amortization..........      26,200      13,236         787      9,111    9,474    9,962
                            --------     -------      ------    -------  -------  -------
   Total expenses.......      86,290      41,830       3,586     46,376   45,561   44,738
                            --------     -------      ------    -------  -------  -------
 Income (loss) before
  equity in income of
  unconsolidated
  subsidiary minority
  interests and
  extraordinary gains...      49,994      25,450        (502)    (6,828)  (2,653)  (8,515)
 Equity in income of
  unconsolidated
  subsidiary............           5          23
                            --------     -------      ------    -------  -------  -------
 Income (loss) before
  minority interests and
  extraordinary gains...      49,999      25,473        (502)    (6,828)  (2,653)  (8,515)
 Minority interests:
 Distributions on
  Cumulative Redeemable
  Preferred units.......      (5,556)
 Minority interest in
  earnings..............      (5,621)     (3,413)
                            --------     -------      ------    -------  -------  -------
 Income (loss) before
  extraordinary gains...      38,822      22,060        (502)    (6,828)  (2,653)  (8,515)
 Extraordinary gains--
  extinguishment of
  debt..................                               3,204     20,095   15,267    1,847
                            --------     -------      ------    -------  -------  -------
   Net income (loss)....    $ 38,822     $22,060      $2,702    $13,267  $12,614  $(6,668)
                            ========     =======      ======    =======  =======  =======
Share Data:
 Weighted average shares
  outstanding--basic....      26,989      18,445
                            ========     =======
 Weighted average shares
  outstanding--diluted..      27,060      18,539
                            ========     =======
 Net income per common
  share--basic..........    $   1.44     $  1.20
                            ========     =======
 Net income per common
  share--diluted........    $   1.43     $  1.19
                            ========     =======
 Distributions per
  common share..........    $   1.62     $  1.42
                            ========     =======

                                             December 31,
                          ------------------------------------------------------
                             Kilroy Realty
                              Corporation
                              Consolidated           Kilroy Group Combined
                          ---------------------  -------------------------------
                             1998       1997       1996       1995       1994
                          ----------  ---------  ---------  ---------  ---------
Balance Sheet Data:
 Investment in real
  estate, before
  accumulated
  depreciation and
  amortization..........  $1,194,284  $ 834,690  $ 227,337  $ 224,983  $ 223,821
 Total assets...........   1,105,928    757,654    128,339    132,857    143,251
 Mortgage debt and line
  of credit.............     405,383    273,363    223,297    233,857    250,059
 Total liabilities......     449,529    305,319    242,116    254,683    273,585
 Total minority
  interests.............     180,500     55,185
 Total stockholders'
  equity/(accumulated
  deficit)..............     475,899    397,150   (113,777)  (121,826)  (130,334)




Other Data:
Funds from
 Operations(1),(2)......  $   71,174  $  39,142  $   5,433  $   2,365  $   1,447
Cash flows from(3):
 Operating activities...      73,429     28,928      5,520     10,071      6,607
 Investing activities...    (343,717)  (551,956)    (2,354)    (1,162)    (1,765)
 Financing activities...     267,802    531,957     (3,166)    (8,909)    (4,842)
Office Properties:
 Rentable square
  footage...............   5,600,459  4,200,734  1,688,383  1,688,383  1,688,383
 Occupancy..............        95.7%      94.3%      76.0%      72.8%      73.3%
Industrial Properties:
 Rentable square
  footage...............   6,157,107  5,027,716    916,570    916,570    916,570
 Occupancy..............        96.0%      91.9%      97.6%      98.4%      79.7%

--------
(1) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), "Funds from Operations" represents net income (loss) before minority interest of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to arrive at Funds from Operations were as follows: in all periods, depreciation and amortization; in 1996, 1995 and 1994, gains on extinguishment of debt; and in 1998 and 1997, non-cash compensation. Further, in 1996 and 1995, non-recurring items (sale of air rights and option buy-out cost) were excluded. Management considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to Funds from Operations reported by such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital reinvestment or expansion, debt service obligations, or other commitments and uncertainties. See the notes to the financial statements of the Company and the Kilroy Group. Funds from Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure or indicator of the Properties' liquidity, nor is it indicative of funds available to fund the Properties' cash needs, including the Company's ability to pay dividends or make distributions.

(2) Funds from Operations for 1997 is derived from the results of operations of Kilroy Realty Corporation for the period February 1, 1997 to December 31, 1997.

(3) Cash flow for 1997 represents the cash flow of the Kilroy Group for the period January 1, 1997 to January 31, 1997 and Kilroy Realty Corporation for the period February 1, 1997 to December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of the Company and the combined financial statements of the Company's predecessor, the Kilroy Group, and should be read in conjunction with the financial statements and related notes thereto. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

Overview and Background

  The Company, which owns, operates and develops office and industrial real estate, primarily in Southern California, commenced operations in January 1997 and operates as a self-administered REIT. The Company succeeded to the real estate business of the Kilroy Group, the Company's predecessor. The Kilroy Group had been engaged in the acquisition, management, financing, construction and leasing of office and industrial properties and providing development services to third party owners for a fee. The combined financial statements of the Kilroy Group comprise the operations, assets and liabilities of the properties contributed to the Company in connection with its formation, the formation of Operating Partnership and completion of the Company's initial public offering ("IPO"), (collectively, the "Formation Transactions"), on January 31, 1997. The Company owns its interests in all of its Properties through the Operating Partnership and the Finance Partnership, and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.8% and 87.8% general partnership interest in the Operating Partnership as of December 31, 1998 and 1997, respectively.

  The Company's revenue is derived primarily from rental income, including tenant reimbursements. While the Company's revenue growth in 1998 and 1997 was due primarily to the completion of $254 million and $507 million of acquisitions, respectively, the market for property acquisitions has become more competitive. As a result, management believes that the most significant part of the Company's revenue growth over the next two to three years will come from its substantial development pipeline. Management also believes that continued improvement of the real estate market in the Company's principal markets and the continued economic expansion of Southern California, which continues to lead the state in both job and economic growth, will result in strong demand for office and industrial space. Consequently, management currently expects that the Company's revenue in the next one to two years will also grow as a result of re-leasing, at higher lease rates, approximately
1.3 million square feet of office space and 1.5 million square feet of industrial space currently subject to leases expiring during the next two years. In addition, the Company intends to continue its leadership as a low cost operator through integrated operations and disciplined cost management.

Results of Operations

  During the year ended December 31, 1998, the Company acquired 25 office and 16 industrial properties encompassing 1.4 million and 674,000 aggregate rentable square feet, respectively, for an aggregate acquisition cost of $254 million. In addition, the Company completed $70.7 million in property development consisting of the renovation of two buildings encompassing 369,000 rentable square feet, the construction of two buildings encompassing 345,000 rentable square feet and the construction of three buildings encompassing 379,000 rentable square feet which were completed except for tenant improvements at December 31, 1998. The Company's policy is to include properties in its stabilized portfolio upon the earlier of one year from the date of substantial completion or the date the property reaches stabilized occupancy of 95.0%. During 1997, the Company acquired 41 office and 55 industrial properties encompassing 2.2 million and 3.7 million aggregate rentable square feet, respectively, for an aggregate acquisition cost of $507 million. Operating results for acquired properties and completed development properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition or completion dates.

  As a result of the 41 properties acquired subsequent to December 31, 1997 and the development of the five new properties completed in 1998, rentable square footage in the Company's portfolio of stabilized Properties increased
2.6 million rentable square feet, or 28.3%, to 11.8 million rentable square feet at December 31, 1998 compared to 9.2 million rentable square feet at December 31, 1997. As of December 31, 1998, the Company's portfolio of stabilized Properties was comprised of 80 Office Properties encompassing 5.6 million rentable square feet and 84 Industrial Properties encompassing 6.2 million rentable square feet. The portfolio occupancy rate at December 31, 1998 was 95.9%, with the Office and Industrial Properties 95.7% and 96.0% occupied, respectively, as of such date.

  The Company's management believes that in order to provide meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Kilroy Group financial statements to make accounting periods comparable. Accordingly, the results of operations for the period January 1, 1997 to January 31, 1997 have been adjusted to reflect interest income, general and administrative expenses, interest expense and extraordinary gains as if the Formation Transactions had been consummated on January 1, 1997.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997, as Adjusted

                                            Year ended
                                           December 31,
                                      ---------------------- Dollar   Percentage
                                        1998       1997      Change     Change
                                      -------- ------------- -------  ----------
                                               (as adjusted)
(dollars in thousands)
Revenues:
  Rental income.....................  $117,338    $58,829    $58,509      99.5%
  Tenant reimbursements.............    14,152      7,057      7,095     100.5
  Development services..............                   14        (14)   (100.0)
  Interest income...................     1,698      4,057     (2,359)    (58.1)
  Other income......................     3,096        893      2,203     246.7
                                      --------    -------    -------
    Total revenues..................   136,284     70,850     65,434      92.4
                                      --------    -------    -------
Expenses:
  Property expenses.................    19,281      9,349      9,932     106.2
  Real estate taxes.................     9,579      4,336      5,243     120.9
  General and administrative........     7,739      5,312      2,427      45.7
  Ground leases.....................     1,223      1,002        221      22.1
  Development expense...............                   46        (46)   (100.0)
  Provision for potentially
   unrecoverable pre-development
   costs............................     1,700                 1,700     100.0
  Interest expense..................    20,568     10,504     10,064      95.8
  Depreciation and amortization.....    26,200     14,023     12,177      86.8
                                      --------    -------    -------
    Total expenses..................    86,290     44,572     41,718      93.6
                                      --------    -------    -------
Income before equity in income of
 unconsolidated subsidiary, minority
 interests and extraordinary gains..  $ 49,994    $26,278    $23,716      90.3%
                                      ========    =======    =======

Rental Operations

  Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the years ended December 31, 1998 and 1997. The 1997 results include the Company's results for the period February 1, 1997 to December 31, 1997 and the Kilroy Group's results for the period January 1, 1997 to January 31, 1997.

                                             Year ended
                                            December 31,
                                        --------------------- Dollar  Percentage
                                         1998       1997      Change    Change
                                        ------- ------------- ------- ----------
                                                (as adjusted)
(dollars in thousands)
Office Properties
Operating revenues:
  Rental income........................ $82,164    $43,756    $38,408    87.8%
  Tenant reimbursements................  10,599      5,490      5,109    93.1
  Other income.........................   2,899        488      2,411   494.1
                                        -------    -------    -------
    Total..............................  95,662     49,734     45,928    92.3
                                        -------    -------    -------
Property and related expenses:
  Property expenses....................  16,373      8,516      7,857    92.3
  Real estate taxes....................   6,209      2,710      3,499   129.1
  Ground leases........................   1,223      1,002        221    22.1
                                        -------    -------    -------
    Total..............................  23,805     12,228     11,577    94.7
                                        -------    -------    -------
Net operating income, as defined....... $71,857    $37,506    $34,351    91.6%
                                        =======    =======    =======

  Total revenues from Office Properties increased $45.9 million, or 92.3% to $95.6 million for the year ended December 31, 1998 compared to $49.7 million for the year ended December 31, 1997. Rental income from office buildings increased $38.4 million, or 87.8% to $82.2 million for the year ended December 31, 1998 compared to $43.8 million for the year ended December 31, 1997. Of this increase, $13.3 million was generated by Office Properties acquired during 1998 (the "1998 Office Acquisitions") and $0.1 million was generated by the Office Properties developed in 1998 (the "1998 Office Development Properties"). In addition, $21.5 million of the increase was attributable to a full year of operating results for the Office Properties acquired during 1997, subsequent to the IPO on January 31, 1997 (the "1997 Office Acquisitions"). The remaining $3.5 million of the increase was generated by the 13 office properties owned at the IPO and still owned at December 31, 1998 (the "Existing Office Properties"), and represented a 10.0% increase in rental income for the Existing Office Properties. The increase generated by the Existing Office Properties was primarily the result of leasing activity at the SeaTac Office Center, including a lease for 211,000 rentable square feet with The Boeing Company (the "Boeing Lease"), which was effective January 1, 1998. Excluding lease-up at the SeaTac Office Center, occupancy remained consistent and the Existing Office Properties experienced an approximate 2.8% increase in rental income attributable to increases in rental rates.

  Tenant reimbursements from Office Properties increased $5.1 million, or 93.1% to $10.6 million for the year ended December 31, 1998 compared to $5.5 million for year ended December 31, 1997. Of this increase, $1.2 million was attributable to the 1998 Office Acquisitions and the 1998 Office Development Properties, and $2.3 million was attributable to the 1997 Office Acquisitions. The remaining $1.6 million of the increase was generated by the Existing Office Properties, of which $1.2 million represented tenant reimbursements under the Boeing Lease. Other income from office buildings increased $2.4 million, or 494.1% to $2.9 million for the year ended December 31, 1998 compared to $0.5 million for the same period in 1997. The $2.4 million increase was primarily due to the recognition of a $1.9 million net lease termination fee on an office property in San Diego, California. This property was subsequently re-leased at higher rates for a longer term. In addition, in 1998 the Company earned a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans.

  Total expenses from Office Properties increased $11.6 million, or 94.7% to $23.8 million for the year ended December 31, 1998 compared to $12.2 million for the year ended December 31, 1997. Property expenses increased $7.9 million, or 92.3% to $16.4 million and real estate taxes increased $3.5 million, or 129.1% to $6.2 million for the year ended December 31, 1998 compared to $8.5 million and $2.7 million, respectively, for the year ended December 31, 1997. Of the collective increase of $11.4 million in property expenses and real estate taxes, $3.2 million was attributable to the 1998 Office Acquisitions and the 1998 Office Development Properties, and
$6.6 million was attributable to a full year of operating results from the 1997 Office Acquisitions. The remaining $1.6 million of the increase at the Existing Office Properties was primarily due to the increase in variable costs associated with the lease-up of space, and an increase in real estate taxes at the SeaTac Office Center which resulted from the completion of substantial renovations. Ground lease expense increased $0.2 million for the year ended December 31, 1998 compared to the same period in 1997 primarily as a result of a full year of ground lease expense on two of the 1997 Office Acquisitions.

  Net operating income, as defined, from Office Properties increased $34.4 million, or 91.6% to $71.9 million for the year ended December 31, 1998 compared to $37.5 million for the year ended December 31, 1997. Of this increase, $31.1 million was generated by the 1998 Office Acquisitions, the 1998 Office Development Properties and the 1997 Office Acquisitions. The remaining increase of $3.3 million was generated by the Existing Office Properties and represents an 11.2% increase in net operating income for the Existing Office Properties, which was primarily attributable to lease-up at the SeaTac Office Center.

                                            Year ended
                                           December 31,
                                       --------------------- Dollar   Percentage
                                        1998       1997      Change     Change
                                       ------- ------------- -------  ----------
                                               (as adjusted)
(dollars in thousands)
Industrial Properties
Operating revenues:
  Rental income....................... $35,174    $15,073    $20,101    133.4 %
  Tenant reimbursements...............   3,553      1,567      1,986    126.7
  Other income........................     197        405       (208)   (51.4)
                                       -------    -------    -------
    Total.............................  38,924     17,045     21,879    128.4
                                       -------    -------    -------
Property and related expenses:
  Property expenses...................   2,908        833      2,075    249.1
  Real estate taxes...................   3,370      1,626      1,744    107.3
  Ground leases.......................
                                       -------    -------    -------
    Total.............................   6,278      2,459      3,819    155.3
                                       -------    -------    -------
Net operating income, as defined...... $32,646    $14,586    $18,060    123.8 %
                                       =======    =======    =======

  Total revenues from Industrial Properties increased $21.9 million, or 128.4% to $38.9 million for the year ended December 31, 1998 compared to $17.0 million for the year ended December 31, 1997. Rental income increased $20.1 million, or 133.4% to $35.2 million for the year ended December 31, 1998 compared to $15.1 million for the year ended December 31, 1997. Of this increase, $3.4 million was generated by the Industrial Properties acquired during 1998 (the "1998 Industrial Acquisitions") and $2.1 million was generated by the Industrial Properties developed in 1998 (the "1998 Industrial Development Properties"). In addition, $14.0 million was attributed to a full year of operating results from the Industrial Properties acquired in 1997, subsequent to the IPO on January 31, 1997 (the "1997 Industrial Acquisitions"). The remaining $0.6 million of the increase was generated by the 11 industrial buildings owned at the IPO and still owned at December 31, 1998 (the "Existing Industrial Properties") and represented a 7.4% increase in rental income for the Existing Industrial Properties. The increase was primarily the result of the lease-up of 46,000 rentable square feet at the La Palma Business Center in the second quarter of 1998, which had been vacant since the second quarter of 1997. Excluding the lease-up at La Palma Business Center, occupancy and rental rates for the Existing Industrial Properties remained consistent.

  Tenant reimbursements from Industrial Properties increased $2.0 million, or 126.7% to $3.5 million for the year ended December 31, 1998 compared to $1.5 million for year ended December 31, 1997. Of this increase, $0.4 million was attributable to the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties, and $1.4 million was attributable to a full year of operating results from the 1997 Industrial Acquisitions. The remaining $0.2 million was attributable to the Existing Industrial Properties, of which $0.1 million represented an increase in tenant reimbursements at the La Palma Business Center due to lease-up of space, and $0.1 million correlated with the increase in real estate taxes reimbursable by tenants. Other income decreased $0.2 million, or 51.4% to $0.2 million for the year ended December 31, 1998 compared to $0.4 million for the same period in 1997. Other income for the year ended December 31, 1997 included $0.2 million related to receivables which were previously written off as uncollectible.

  Total expenses from Industrial Properties increased $3.8 million, or 155.3% to $6.3 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. Property expenses increased $2.1 million, or 249.1% to $2.9 million and real estate taxes increased $1.7 million, or 107.3% to $3.3 million for the year ended December 31, 1998 compared to $0.8 million and $1.6 million, respectively, for the year ended December 31, 1997. Of the collective $3.8 million increase in property expenses and real estate taxes, $1.1 million was attributable to the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties and $2.6 million was attributable to the 1997 Industrial Acquisitions. The remaining $0.1 million increase was attributable to the Existing Industrial Properties and was due to an increase in real estate taxes attributable to the reassessment of property values at the date of the IPO. Property expenses for the Existing Industrial Properties remained consistent for the year ended December 31, 1998 compared to the same period in 1997.

  Net operating income, as defined, from Industrial Properties increased $18.0 million, or 123.8% to $32.6 million for the year ended December 31, 1998 compared to $14.6 million for the year ended December 31, 1997. Of this increase, $17.7 million was generated from the 1998 Industrial Acquisitions, the 1998 Industrial Development Properties and a full year of operating results from the 1997 Industrial Acquisitions. The remaining increase of $0.3 million was generated by the Existing Industrial Properties and represented a 4.3% increase in net operating income for the Existing Industrial Properties, which was primarily attributable to lease-up at the La Palma Business Center.

Non-Property Related Income and Expenses

  Interest income decreased $2.4 million, or 58.1% to $1.7 million for the year ended December 31, 1998 compared to $4.1 million for the year ended December 31, 1997. The decrease was attributable to the interest earned in the prior year on the $116 million of net proceeds received from the Company's IPO on January 31, 1997 and the $146 million of net proceeds received from the Company's follow-on offering in August 1997 (the "August Offering"), which were invested in short-term investments and which the Company used for the acquisition of properties and repayment of indebtedness prior to January 1, 1998.

  General and administrative expenses increased $2.4 million, or 45.7% to $7.7 million for the year ended December 31, 1998 compared to $5.3 million for the year ended December 31, 1997, due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

  Interest expense increased $10.1 million, or 95.8% to $20.6 million for the year ended December 31, 1998 compared to $10.5 million for the same period in 1997, primarily due to a general increase in borrowings and higher monthly average outstanding balances under the Company's Credit Facility during 1998 and $32.9 million of mortgage debt assumed in connection with fourth quarter 1997 acquisitions. The Company's weighted average interest rate decreased 0.5% to 7.3% at December 31, 1998 compared to 7.8% at December 31, 1997.

  Depreciation and amortization expense increased $12.2 million, or 86.8% to $26.2 million for the year ended December 31, 1998 compared to $14.0 million for the same period in 1997. The increase was due to partial year depreciation on $254 million of 1998 Office and Industrial Acquisitions and a full year of depreciation on the 1997 Office and Industrial Acquisitions.

  Net income for the year ended December 31, 1998 included a $1.7 million provision for potentially unrecoverable pre-development costs. The provision provides for costs incurred for development projects that the Company may at some point in the development process decide not to pursue. The provision was established by estimating probable exposures to these types of costs for each of the projects in the Company's development pipeline and applying a series of probability factors based on the Company's historical experience.

Net Income

  Net income before equity in income of unconsolidated subsidiary, minority interests and extraordinary gains increased $23.7 million, or 90.3% to $50.0 million for the year ended December 31, 1998 from $26.3 million for the year ended December 31, 1997. The increase was primarily due to the increase in net operating income from the Office and Industrial Properties of $34.4 million and $18.0 million, respectively, which was primarily due to the acquisition of
1.4 million and 674,000 rentable square feet of office and industrial space, respectively, during 1998, and operating the 2.2 million and 3.7 million rentable square feet of office and industrial space acquired during 1997 for a full year in 1998. The increase in net operating income was offset by an increase in interest expense of $10.1 million and an increase in depreciation and amortization of $12.2 million.

 Year Ended December 31, 1997, as Adjusted, Compared to Year Ended December 31, 1996

                                         Year ended
                                        December 31,
                                    ---------------------   Dollar   Percentage
                                        1997       1996     Change     Change
                                    ------------- -------  --------  ----------
                                    (as adjusted)
(dollars in thousands)
Revenues:
  Rental income....................    $58,829    $35,022  $ 23,807      68.0 %
  Tenant reimbursements............      7,057      3,752     3,305      88.1
  Development services.............         14        698      (684)    (98.0)
  Interest income..................      4,057                4,057     100.0
  Other income.....................        893         76       817    1075.0
                                       -------    -------  --------
    Total revenues.................     70,850     39,548    31,302      79.1
                                       -------    -------  --------
Expenses:
  Property expenses................      9,349      6,788     2,561      37.7
  Real estate taxes................      4,336      1,673     2,663     159.2
  General and administrative.......      5,312      2,383     2,929     122.9
  Ground leases....................      1,002        768       234      30.5
  Development expense..............         46        650      (604)    (92.9)
  Option buy-out cost..............                 3,150    (3,150)   (100.0)
  Interest expense.................     10,504     21,853   (11,349)    (51.9)
  Depreciation and amortization....     14,023      9,111     4,912      53.9
                                       -------    -------  --------
    Total expenses.................     44,572     46,376    (1,804)     (3.9)
                                       -------    -------  --------
Income (loss) before equity in
 income of unconsolidated
 subsidiary, minority interests and
 extraordinary gains...............    $26,278    $(6,828) $ 33,106     484.9 %
                                       =======    =======  ========

Rental Operations

  The following tables compare the net operating income, as defined, for the Office and Industrial Properties for the years ended December 31, 1997 and 1996. The 1997 results include the Company's results for the period February 1, 1997 to December 31, 1997 and the Kilroy Group's results for the period January 1, 1997 to January 31, 1997.

                                             Year ended
                                            December 31,
                                        --------------------- Dollar  Percentage
                                            1997       1996   Change    Change
                                        ------------- ------- ------- ----------
                                        (as adjusted)
(dollars in thousands)
Office Properties
Operating revenues:
  Rental income........................    $43,756    $29,545 $14,211    48.1%
  Tenant reimbursements................      5,490      3,413   2,077    60.9
  Other income.........................        488         76     412   542.1
                                           -------    ------- -------
    Total..............................     49,734     33,034  16,700    50.6
                                           -------    ------- -------
Property and related expenses:
  Property expenses....................      8,516      6,495   2,021    31.1
  Real estate taxes....................      2,710      1,334   1,376   103.1
  Ground leases........................      1,002        768     234    30.5
                                           -------    ------- -------
    Total..............................     12,228      8,597   3,631    42.2
                                           -------    ------- -------
Net operating income, as defined.......    $37,506    $24,437 $13,069    53.5%
                                           =======    ======= =======

  Total revenues from Office Properties increased $16.7 million, or 50.6% to $49.7 million for the year ended December 31, 1997 compared to $33.0 million for the year ended December 31, 1996. Rental income from office buildings increased $14.2 million, or 48.1% to $43.8 million for the year ended December 31, 1997 from $29.6 million for the comparable period in 1996. This improvement was due to an increase of 2.5 million square feet of office space under lease, from 1.3 million square feet at December 31, 1996 to 3.8 million square feet at December 31, 1997, excluding the lease with The Boeing Company for 211,000 rentable square feet, which was effective January 1, 1998. Approximately 335,000 rentable square feet of the increase reflected four office buildings acquired in connection with the IPO on January 31, 1997 (the "IPO Office Properties") and 2.1 million rentable square feet represented the 41 office buildings purchased during 1997, subsequent to the IPO. The remaining increase in office space under lease was primarily the result of leasing activity at Kilroy Airport Center, El Segundo and Kilroy Airport Center, Long Beach. However, the increase in square footage under lease was offset by a decrease in average rent per rentable square foot at Kilroy Airport Center, El Segundo, from $21.34 per square foot for the year ended December 31, 1996 to $19.92 for the same period in 1997, as a result of the re-negotiation and extension of a lease with Hughes Space and Communications in November 1996. Average rent per rentable square foot also decreased at Kilroy Airport Center, Long Beach, from $25.05 per rentable square foot for the year ended December 31, 1996 to $21.61 for the same period in 1997 due to the re-leasing of 20,000 square feet and the lease-up of 24,000 square feet to McDonnell Douglas Corporation at a rate substantially lower than under the previous leases.

  Tenant reimbursements from Office Properties increased $2.1 million, or 60.9% to $5.5 million for the year ended December 31, 1997 compared to $3.4 million for year ended December 31, 1996. The $2.1 million increase was primarily due to tenant reimbursements from the IPO Office Properties and the 41 office buildings acquired during 1997, subsequent to the IPO. Other income from the Office Properties for the year ended December 31, 1997 included $0.1 million in lease termination fees, a $0.1 million gain on the sale of furniture and equipment, and $0.3 million in property management fees.

  Total expenses for the Office Properties increased $3.6 million, or 42.2% to $12.2 million for the year ended December 31, 1997 compared to $8.6 million for the year ended December 31, 1996. Property expenses increased $2.0 million, or 31.1% to $8.5 million and real estate taxes increased $1.4 million, or 103.1% to $2.7 million for the year ended December 31, 1997 compared to $6.5 million and $1.3 million, respectively, for the year ended December 31, 1996, primarily due to the purchase of the IPO Office Properties and the 41 office buildings, all of which were acquired during 1997. Ground lease expense increased $0.2 million during the year ended December 31, 1997 compared to the same period in 1996 primarily as a result of ground leases on two of the buildings acquired in January 1997.

  Net operating income, as defined, from Office Properties increased $13.1 million, or 53.5% to $37.5 million for the year ended December 31, 1997 compared to $24.4 million for the year ended December 31, 1996. This increase was primarily due to the purchase during 1997 of the IPO Office Properties and the 41 office buildings acquired during 1997, subsequent to the IPO.

                                               Year ended
                                              December 31,
                                          -------------------- Dollar Percentage
                                              1997       1996  Change   Change
                                          ------------- ------ ------ ----------
                                          (as adjusted)
(dollars in thousands)
Industrial Properties
Operating revenues:
  Rental income..........................    $15,073    $5,477 $9,596   175.2%
  Tenant reimbursements..................      1,567       339  1,228   362.2
  Other income...........................        405              405   100.0
                                             -------    ------ ------
    Total................................     17,045     5,816 11,229   193.1
                                             -------    ------ ------
Property and related expenses:
  Property expenses......................        833       293    540   184.3
  Real estate taxes......................      1,626       339  1,287   379.6
  Ground leases..........................
                                             -------    ------ ------
    Total................................      2,459       632  1,827   289.1
                                             -------    ------ ------
Net operating income, as defined.........    $14,586    $5,184 $9,402   181.4%
                                             =======    ====== ======

  Total revenues from Industrial Properties increased $11.2 million, or 193.1% to $17.0 million for the year ended December 31, 1997, compared to $5.8 million for the year ended December 31, 1996. Rental income from industrial buildings increased $9.6 million or 175.2% to $15.1 million for the year ended December 31, 1997 compared to $5.5 million for the same period in 1996. This improvement was due to an increase in industrial space under lease from 894,000 square feet at December 31, 1996 to 4.6 million square feet at December 31, 1997, an increase of 3.7 million square feet. The increase was due to the purchase of three industrial buildings in connection with the IPO on January 31, 1997 (the "IPO Industrial Properties") with approximately 380,000 square feet under lease at December 31, 1997, and the purchase of 55 industrial buildings subsequent to the IPO, with approximately 3.4 million square feet under lease at December 31, 1997. The remaining increase was primarily attributable to a full year of operating results from the lease-up of 62,000 square feet of industrial space in the fourth quarter of 1996.

  For the year ended December 31, 1997, tenant reimbursements from Industrial Properties increased $1.2 million, or 362.2% to $1.5 million compared to $0.3 million for the year ended December 31, 1996. This increase was primarily due to tenant reimbursements from the IPO Industrial Properties and the 55 industrial buildings, all of which were acquired during 1997. Other income from the Industrial Properties for the year ended December 31, 1997 included $0.2 million in lease termination fees and $0.2 million in receivables previously written off as uncollectible.

  Total expenses for the Industrial Properties increased $1.8 million, or 289.1% to $2.4 million for the year ended December 31, 1997 compared to $0.6 million for the year ended December 31, 1996. Property expenses increased $0.5 million, or 184.3% to $0.8 million and real estate taxes increased $1.3 million, or 379.6% to

$1.6 million for the year ended December 31, 1997 compared to $0.3 million and $0.3 million, respectively, for the year ended December 31, 1996, primarily due to the purchase of the IPO Industrial Properties and the 55 industrial buildings, all of which were acquired during 1997.

  Net operating income, as defined, from Industrial Properties increased $9.4 million or 181.4% to $14.6 million for the year ended December 31, 1997 compared to $5.2 million for the year ended December 31, 1996. This increase was primarily due to the purchase of the IPO Industrial Properties and the 55 industrial buildings, all of which were acquired during 1997.

Non-Property Related Income and Expenses

  Interest income increased $4.1 million due to interest earned on the $116 million of net proceeds received from the Company's IPO and the $146 million of net proceeds received from the August Offering, both of which were invested in short-term investments and which the Company used for the acquisition of Properties and repayment of indebtedness Prior to January 1, 1998.

  Development services revenue and expenses decreased $0.7 million and $0.6 million, respectively, to $14,000 and $46,000, respectively, for the year ended December 31, 1997 compared to $0.7 million and $0.7 million, respectively, for the year ended December 31, 1996. On February 1, 1997, development services began to be performed by KSI.

  General and administrative expenses increased $2.9 million, or 122.9% to $5.3 million during the year ended December 31, 1997 over the same period in 1996 due to the incremental costs of operating a public company and the additional management, administrative and personnel costs of operating a larger portfolio of properties.

  Interest expense decreased $11.4 million, or 51.9%, to $10.5 million for the year ended December 31, 1997 from $21.9 million for the year ended December 31, 1996, primarily as a result of the repayment of $127 million in debt with the net proceeds of the IPO in January 1997. In addition, the Company's weighted average interest rate decreased 0.9% to 7.8% at December 31, 1997 compared to 8.7% at December 31, 1996.

  Depreciation and amortization expense increased $4.9 million, or 53.9% to $14.0 million for the year ended December 31, 1997 compared to $9.1 million for the year ended December 31, 1996. The increase was due to partial year depreciation on the $507 million of property acquisitions in 1997.

Net Income

  Net income before equity in income of unconsolidated subsidiary, minority interests and extraordinary gains was $26.3 million for the year ended December 31, 1997 compared to a $6.8 million loss for the same period in 1996. The net change in net income before extraordinary gains of $33.1 million was due primarily to the line items discussed above, an increase in net operating income from the Office and Industrial Properties of $13.1 million and $9.4 million, respectively, an increase in interest income of $4.1 million, a decrease in interest expense of $11.4 million and an increase in depreciation and amortization of $4.9 million. In addition, during the year ended December 31, 1996, there was a $3.2 million expense related to the accrued costs of an option buy-out for the cancellation of an option to purchase a 50.0% interest in Kilroy Airport Center, El Segundo.

Liquidity and Capital Resources

  In February 1998, the Company increased its borrowing capacity and converted its previously secured line of credit into a $350 million unsecured revolving Credit Facility. The Credit Facility bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.13% or LIBOR plus 1.25% (6.81% at December 31, 1998), depending on the Company's leverage ratio at the time of borrowing, and matures in February 2000, with an option to extend for one year. The new Credit Facility replaced the Company's $250 million secured revolving credit facility (the "Secured Credit Facility"). In October 1998, the Credit Facility agreement was amended to include construction in progress in the value of the Company's unencumbered assets, to modify certain financial covenants and to allow the Company to enter into separate construction financing arrangements. The agreement was also amended, while preserving the interest rate options discussed above, to provide that borrowings may bear interest at LIBOR plus 1.38%, depending upon the Company's leverage ratio at the time of borrowing. Availability under the Credit Facility depends upon the value of the Company's pool of unencumbered assets and was $77.0 million at December 31, 1998. At December 31, 1998 there were outstanding borrowings of $272 million and one letter of credit in the amount of $1.0 million drawn against available Credit Facility borrowings. The $1.0 million letter of credit was issued in connection with a signed commitment letter for a mortgage loan that the Company expects to complete in the first quarter of 1999 (see discussion below).

  In July 1998, the Company entered into two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense for borrowings under the Credit Facility during periods of increasing interest rates. The agreements have LIBOR based cap rates of 6.50% and expire in July 2000. The Company's exposure is limited to the $0.2 million cost of the cap agreements, which the Company is amortizing over the term of the Credit Facility. The 1998 amortization was included as a component of interest expense in the consolidated statement of operations.

  The Company had mortgage debt outstanding at December 31, 1998 and 1997 of $133 million and $131 million, respectively. At December 31, 1998, the Company's mortgage debt was comprised of five mortgage loans in the amounts of $82.0 million, $19.0 million, $13.4 million, $11.3 million, and $7.7 million. At December 31, 1997, the Company's mortgage debt was comprised of the same five mortgage loans in the amounts of $83.1 million, $14.0 million, $13.8 million, $11.7 million, and $7.9 million as well as a $0.9 million promissory note. On January 31, 1998, the Company increased the amount of its $19.0 million mortgage loan from $14.0 million to $19.0 million and extended the maturity date to January 31, 2000. In addition, the Company repaid the $0.9 million promissory note in January 1998. The $82.0 million mortgage loan requires monthly principal and interest payments based on an interest rate of 8.35%, amortizes over 25 years, and matures in February 2022. In February 2005, the interest rate resets to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The $19.0 million mortgage loan requires monthly payments of interest computed at a variable rate of LIBOR plus 1.50%. The $13.4 million mortgage loan bears interest at 8.45% and matures in December 2005. The $11.3 million mortgage loan bears interest at 8.43% and matures in November 2014. The $7.7 million mortgage loan bears interest at 8.21% and matures in October 2013. Principal and interest payments are payable monthly on the $13.4 million, 11.3 million, and $7.7 million mortgage loans. As of December 31, 1998 and 1997, the Company's mortgage loans had a weighted average interest rate of 8.22%.

  In December 1998, the Company entered into a commitment letter with a lender for a mortgage loan collateralized by nine office and industrial properties. The commitment expires on March 24, 1999 and provides, subject to the completion of specified terms and conditions, for a mortgage loan with a principal balance of $95.0 million, monthly principal and interest payments based upon a fixed interest rate of 7.20% and a 25 year amortization schedule, and a maturity date of March 2009. The Company intends to use the proceeds from the $95.0 million mortgage loan to pay down outstanding borrowings on the Credit Facility. On February 8, 1999, the Company entered into a commitment letter with a lender for a mortgage loan collateralized by an office property and the related ground leases. The commitment has a term of 60 days and provides, subject to the completion of specified terms and conditions, for a mortgage loan with a principal balance of $30.0 million, monthly principal and interest payments based upon a fixed rate of 7.15% and an 18 year amortization period, and a maturity date of March 2018. The Company intends to use the proceeds from the $30.0 mortgage loan to repay the Company's existing $19.0 million mortgage loan. In connection with signing the commitment letter for the $95.0 million mortgage loan, the Company issued one letter of credit for $1.0 million in December 1998 and another letter of credit for $1.0 million in January 1999 to cover the deposit and application costs required by the mortgagor. Both letters of credit were issued against available Credit Facility borrowings and will expire upon the closing of the mortgage loan.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the SEC which registered $400 million of equity securities of the Company. The registration statement was declared effective by the SEC on February 11, 1998. Through December 31, 1998, the Company completed four underwritten offerings aggregating 3,012,326 shares of common stock and two direct placements aggregating 161,884 shares of common stock with aggregate net proceeds of $81.8 million. As of March 10, 1999, an aggregate of $313 million of equity securities were available for issuance under the registration statement. The Company, as general partner of the Operating Partnership and as required by the terms and conditions of the Operating Partnership's partnership agreement, contributed the net proceeds of such offerings to the Operating Partnership, which used the net proceeds to repay borrowings under the Credit Facility.

  In February 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership (the "Series A Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $1.7 million, for the repayment of borrowings outstanding under the Credit Facility. In April 1998, the Company issued an additional 300,000 Series A Preferred units for a gross contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $0.4 million for the repayment of borrowings outstanding under the Credit Facility. The Series A Preferred units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred units are exchangeable at the option of the majority of the holders for shares of the Company's 8.075% Series A Cumulative Redeemable Preferred stock beginning February 6, 2008, or earlier under certain circumstances.

  In November 1998, the Company issued 700,000 9.375% Series C Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership (the "Series C Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $35.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $0.9 million, for the repayment of borrowings outstanding under the Credit Facility. The Series C Preferred units, which may be called by the Operating Partnership at par on or after November 24, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred units are exchangeable at the option of the majority of the holders for shares of the Company's 9.375% Series C Cumulative Redeemable Preferred stock beginning November 24, 2008, or earlier under certain circumstances.

  On March 10, 1999, the Company filed a registration statement on Form S-3 with the SEC which, in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"), registered 1,000,000 shares of the Company's common stock. The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP") and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment of outstanding indebtedness and general corporate uses. This registration statement has not yet been declared effective by the SEC.

Capital Expenditures

  As of December 31, 1998, the Company had approximately 544,000 and 390,000 rentable square feet of office and industrial space, respectively, under construction at a total budgeted cost of approximately $118 million. The Company has spent an aggregate of $41.4 million on these projects as of December 31, 1998. The Company intends to finance the remaining $76.4 million of development costs with borrowings under the Credit Facility and working capital. In addition, at December 31, 1998, the Company has also spent $60.5 million on land and pre-development costs for phased development projects which are planned for the next five years.

  At December 31, 1998, the Company had escrow deposits of $0.4 million for the contemplated acquisition of one office building with 50,000 aggregate rentable square feet. The aggregate acquisition cost of the land and building is estimated to be approximately $9.0 million. The Company intends to finance the acquisition with borrowings under the Credit Facility and working capital.

  In connection with an agreement signed in October 1997 with The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California ("The Allen Group"), the Company is committed to purchase two office properties totaling 254,000 rentable square feet for an aggregate purchase price of $40.1 million. The Company intends to finance these acquisitions with borrowings under the Credit Facility and the issuance of approximately $11.0 million of common units of the Operating Partnership. In addition, the original agreement contemplated the acquisition by the Company of two industrial buildings in San Rafael, California and Las Vegas, Nevada, respectively, and one office building in Redwood City, California for an aggregate purchase price of $22.8 million. Based on the current amended agreement, the Company is no longer obligated to purchase these three non-strategic properties.

  The transaction with The Allen Group provides for the development of two office projects in San Diego, California with up to 1.0 million aggregate rentable square feet for an estimated aggregate development cost of approximately $150 million. The Company has agreed to purchase a 50% managing interest in the two projects upon completion of all necessary entitlements and infrastructure and is expected to manage the development of both projects. In January 1999, the Company purchased a managing interest in phase 1 of the first project for an aggregate purchase price of $2.1 million. The 2 acres of undeveloped land were acquired from an entity controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998, with borrowings under the Credit Facility and the issuance of 7,771 common units of the Operating Partnership valued at $0.2 million based on the closing share price of the Company's common stock as reported on the NYSE. An Executive Vice President of the Company who was previously a member of The Allen Group received 5,400 of the total 7,771 common units. The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. Construction of phase 1 of both office projects commenced in the fourth quarter of 1998 and the total budgeted investment of phase 1 of both projects of $39.2 million is included in the total budgeted cost of $118 million discussed above.

  The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and property acquisitions, through retained cash flow, long-term secured and unsecured borrowings, including the Credit Facility, and the issuance of debt securities or the issuance of common units of the Operating Partnership.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing
Costs

  The following tables set forth the non-incremental revenue generating recurring capital expenditures, excluding expenditures that are recoverable from tenants, tenant improvements and leasing commissions for renewed and re-tenanted space incurred for the three years ended December 31, 1998, 1997, and 1996 on a per square foot basis.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Office Properties:
CAPITAL EXPENDITURES:
  Capital expenditures (in thousands).................. $   975 $   479
  Per square foot...................................... $  0.20 $  0.16
TENANT IMPROVEMENT AND LEASING COSTS(1):
Replacement tenant square feet......................... 276,992  17,068 161,827
  Tenant improvements (in thousands)................... $   334 $   112 $ 1,809
  Per square foot leased............................... $  1.21 $  6.56 $ 11.18
  Leasing commissions (in thousands)(2)................ $   588 $    28 $   379
  Per square foot leased............................... $  2.12 $  1.64 $  2.34
  Total per square foot................................ $  3.33 $  8.20 $ 13.52
Renewal tenant square feet............................. 265,154         278,658
  Tenant improvements (in thousands)................... $   266         $ 1,474
  Per square foot leased............................... $  1.00         $  5.29
  Leasing commissions (in thousands)(2)................ $   235         $   354
  Per square foot leased............................... $  0.89         $  1.27
  Total per square foot................................ $  1.89         $  6.56
Total per square foot per year......................... $  0.84 $  1.55 $  3.86
Average lease term.....................................     6.2     5.3     5.2

Industrial Properties:
CAPITAL EXPENDITURES:
  Capital expenditures (in thousands).................. $   256 $   336
  Per square foot...................................... $  0.05 $  0.11
TENANT IMPROVEMENT AND LEASING COSTS(1):
Replacement tenant square feet......................... 420,194 145,581 107,318
  Tenant improvements (in thousands)................... $   258         $   507
  Per square foot leased............................... $  0.61         $  4.72
  Leasing commissions (in thousands)(2)................ $   185 $   157 $   134
  Per square foot leased............................... $  0.44 $  1.08 $  1.25
  Total per square foot................................ $  1.05 $  1.08 $  5.97
Renewal tenant square feet............................. 549,158 323,825
  Tenant improvements (in thousands)................... $    35 $     8
  Per square foot leased............................... $  0.06 $  0.02
  Leasing commissions (in thousands)(2)................ $    85 $    73
  Per square foot leased............................... $  0.16 $  0.23
  Total per square foot................................ $  0.22 $  0.25
Total per square foot per year......................... $  0.22 $  0.31 $  0.89
Average lease term.....................................     5.8     4.3     6.7

--------
(1) Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month tenants.

(2) Equals the aggregate of leasing commissions payable to employees and third parties based on standard commission rates.

  Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. The Company believes that all of its Office and Industrial Properties are well maintained and, based on recent engineering reports, do not require significant capital improvements.

  Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Building and Lease Information

  The following tables set forth certain information regarding the Company's Office and Industrial Properties at December 31, 1998:
                           Occupancy by Segment Type

                                                 Square Feet
                             Number of -------------------------------
Region                       Buildings   Total      Leased   Available Occupancy
------                       --------- ---------- ---------- --------- ---------
Office Properties:
  Los Angeles...............     27     2,418,339  2,311,809  106,530     95.6%
  Orange County.............     27     1,010,926    939,593   71,333     92.9
  San Diego.................     20     1,461,580  1,461,580      --     100.0
  Other.....................      6       709,614    646,788   62,826     91.1
                                ---    ---------- ----------  -------
                                 80     5,600,459  5,359,770  240,689     95.7%
                                ---    ---------- ----------  -------

Industrial Properties:
  Los Angeles...............      8       679,736    673,199    6,537     99.0%
  Orange County.............     60     3,951,463  3,770,436  181,027     95.4
  San Diego.................      3       199,351    199,351      --     100.0
  Other.....................     13     1,326,557  1,267,799   58,758     95.6
                                ---    ---------- ----------  -------
                                 84     6,157,107  5,910,785  246,322     96.0%
                                ---    ---------- ----------  -------
Total.......................    164    11,757,566 11,270,555  487,011     95.9%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                  Percentage of
                                         Square   Total Leased
                                         Footage   Square Feet    Annual Base
                              Number of    of      Represented    Rent Under
                              Expiring  Expiring   by Expiring  Expiring Leases
Year of Lease Expiration      Leases(1)  Leases     Leases(2)    (in 000's)(3)
------------------------      --------- --------- ------------- ---------------
Office Properties:
1999.........................    125      925,552     16.5%         $12,019
2000.........................     77      361,580      6.4            6,137
2001.........................     77    1,022,774     18.2           11,631
2002.........................     40      510,389      9.1            6,485
2003.........................     35      218,541      3.9            3,161
                                 ---    ---------     ----          -------
                                 354    3,038,836     54.1%         $39,433
                                 ---    ---------                   -------
Industrial Properties:
1999.........................     84      613,841     10.1%         $ 3,905
2000.........................     66      933,399     15.3            4,482
2001.........................     42    1,033,741     16.9            5,020
2002.........................      6      176,860      2.9            1,575
2003.........................     23      724,853     11.9            4,349
                                 ---    ---------     ----          -------
                                 221    3,482,694     57.1%         $19,331
                                 ---    ---------                   -------
Total........................    575    6,521,530     57.8%         $58,764
                                 ===    =========                   =======

--------
(1) Includes tenants only. Excludes leases for amenity, retail, parking and month to month tenants. Some tenants have multiple leases.
                                             (footnotes continued on next page)

(2) Based on total leased square footage for the respective portfolios as of December 31, 1998, unless a lease for a replacement tenant had been executed on or before January 1, 1999.
(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before January 1, 1999.

                       Leasing Activity by Segment Type
                     For the year ended December 31, 1998

                          Number of
                           Leases      Square Feet
                         ----------- --------------- Retention    Weighted Average
                         New Renewal New(1)  Renewal   Rate    Lease Term (in months.)
                         --- ------- ------- ------- --------- -----------------------
Office Properties.......  57    77   276,992 265,154   61.1%              74
Industrial Properties...  73    59   420,194 549,158   62.7%              70
                         ---   ---   ------- -------
Total................... 130   136   697,186 814,312   62.2%              72
                         ===   ===   ======= =======

--------
(1) The lease-up of 697,186 square feet to new tenants includes re-leasing of 273,580 square feet and first generation leasing of 423,606 square feet.

Year 2000

  The Year 2000 issue ("Y2K") refers to the inability of certain computer systems, as well as certain hardware and equipment containing date sensitive data, to recognize accurate dates commencing on or after January 1, 2000. This has the potential to affect those systems adversely. In 1997, the Company's Information Technology Committee, which is comprised of representatives from senior management and various departments including accounting, property management and management information systems, identified three phases in the Company's Y2K efforts: discovery and assessment, remediation and implementation, and testing and verification. Although many of the phases are being completed simultaneously, the following sections describe the activities that the Company has or expects to perform to meet its Y2K objectives, as well as management's assessment of the Company's risk of non-compliance.

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

  Building Management Systems

  The Company has identified five categories of building management systems that could have potential Y2K exposure: building automation (e.g., HVAC), security card access, fire and life safety, elevator, and office equipment. During 1998, property management executives and personnel began gathering data to identify all of the Company's Y2K sensitive building management systems and to assess whether such systems are currently

Y2K compliant or will need to be modified or replaced. Management expects to complete the discovery and assessment phase and be able to determine the Company's state of readiness as to building management systems by May 1999. In addition, management expects to complete the remediation and implementation phase by September 1999 and the testing and verification by the end of fiscal year 1999.

Costs to Address the Company's Y2K Efforts

  Since the replacement of the accounting and property management system, the acquisition of new network hardware and software, and the installation of updated desktop systems and software was performed as a result of the Company becoming a publicly traded REIT and not in response to Y2K compliance issues, and further, since phase 1 of the building management systems efforts are being performed by 13 salaried Company employees who are not paid for overtime and who management expects will spend 10% of their annual working hours over a two to three year period focusing on Y2K compliance issues, Y2K costs incurred to date have been minimal and have not been material to the Company's financial position or results of operations.

  While expected future costs, which will include costs to complete phases 2 and 3 for the building management systems, are not readily quantifiable at this time, it is management's belief that a significant portion of such costs will be treated as operating expenses and will be reimbursable to the Company under most tenant leases. Consequently, management does not believe that such expenses will have a material effect on the Company's financial position and results of operations.

Efforts to Identify the Y2K Issues of Significant Third Parties

  Due to the Company's diverse tenant base, the success of the Company's business is not closely tied to the success of any one particular tenant. In addition, the success of the Company's business is also not closely tied to the operations of any one vendor, supplier or manufacturer. However, the Company is in the process of surveying significant tenants, vendors, suppliers and other relevant third parties to determine that their systems will be Y2K compliant and that the Company's normal operations will continue without interruption. Management anticipates this project will be completed by September 1999.

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

Distribution Policy

  The Company makes quarterly distributions to common stockholders from cash available for distribution and, if necessary to meet REIT distribution requirements and maintain its REIT status, may use borrowings under the Credit Facility. All such distributions are at the discretion of the Board of Directors. Amounts accumulated for distribution are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company's intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits.

Historical Cash Flows

  The principal sources of funding for acquisitions, development and capital expenditures are the Credit Facility, public equity financing, cash flow from operating activities and secured debt financings. The Company's net cash provided by operating activities increased $44.5 million, or 153.8% to $73.4 million for the year ended December 31, 1998 compared to $28.9 million for the year ended December 31, 1997. The increase was primarily due to the increase in net income resulting from the 1998 Office and Industrial Acquisitions, a full year of operating results from the 1997 Office and Industrial Acquisitions and increased net operating income, as defined, generated by the Existing Office and Industrial Properties owned at the IPO and still owned at December 31, 1998. The increase was partially offset by increased interest expense and general and administrative expenses.

  Cash used in investing activities decreased $208 million, or 37.7% to $344 million for the year ended December 31, 1998 compared to $552 million for the year ended December 31, 1997. The decrease was due primarily to the purchase of 25 Office and 16 Industrial Properties during 1998 for $236 million (net of $18.1 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the purchase of 56 acres of undeveloped land for $25.4 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), expenditures for construction in progress of $65.5 million, and $13.5 million in additional tenant improvements and capital expenditures for the year ended December 31, 1998 versus the acquisition of four Properties in connection with the IPO for an aggregate cost of $58.2 million, the acquisition of 41 Office and 55 Industrial Properties during 1997, subsequent to the IPO, for an aggregate cost of $488 million (net of $19.3 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and $41.1 million of mortgage debt assumed in connection with acquisitions), the purchase of 50 acres of undeveloped land for $25.4 million, expenditures for construction in progress of $10.1 million, and $6.1 million in additional tenant improvements and capital expenditures for the year ended December 31, 1997.

  Cash provided by financing activities decreased $264 million, or 49.7% to $268 million for the year ended December 31, 1998 compared to $532 million for the year ended December 31, 1997. Cash provided by financing activities for the year ended December 31, 1998 consisted primarily of $81.8 million in net proceeds from the issuance of 3,012,326 shares of common stock through four underwritten offerings and the issuance of 161,884 shares of common stock through two direct placements, the issuance of $75.0 million of 8.075%
Series A Preferred units and $35.0 million of 9.375% Series C Preferred units (net of $3.0 million aggregate transaction costs), and net proceeds of $132 million from the issuance of mortgage debt and net borrowings on the Credit Facility, partially offset by $48.8 million in distributions paid to common stockholders and common unitholders. Cash provided by financing activities for the year ended December 31, 1997 consisted of $544 million in net proceeds from the Company's IPO in January 1997 and follow on offering in August 1997, proceeds of $98.0 million from the issuance of mortgage debt (of which $96.0 million was issued in connection with the IPO), and net proceeds of $142 million from borrowings under the Credit Facility, partially offset by the repayment of $227 million of indebtedness (of which $219 million was repaid in connection with the IPO) and $21.7 million in distributions paid to common stockholders and common unitholders. The increase in distributions of $27.1 million, or 125.0% to $48.8 million for the year ended December 31, 1998 from $21.7 million for the year ended December 31, 1997 was due to a greater number of common shares and common units outstanding for the four quarters ended March 31, June 30, September 30 and December 31, 1998 versus the period from February 1 to March 31, 1997 and the three quarters ended June 30, September 30, and December 31, 1997, as well as an increase in the distribution rate to $1.62 per share for the year ended December 31, 1998 from $1.42 per share for the year ended December 31, 1997.

Funds from Operations

  The Company considers Funds from Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) before minority interest of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment, for unconsolidated partnerships and joint ventures. The Company considers Funds from Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this report. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds from Operations published by such other REITs. Funds from Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the Properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the Properties' liquidity, nor is it indicative of funds available to fund the Properties' cash needs, including the Company's ability to pay dividends or make distributions.

  The following table presents the Company's Funds from Operations, by quarter, for the year ended December 31, 1998 and the period from February 1, 1997 to December 31, 1997:

                                          1998 Quarter Ended
                             --------------------------------------------
                                                         June
                             December 31, September 30,   30,   March 31,
                             ------------ ------------- ------- ---------
                                            (in thousands)

Net income..................   $10,173       $ 9,985    $ 9,785  $ 8,879
  Add:
    Minority interest in
     earnings...............     1,528         1,451      1,432    1,210
    Depreciation and
     amortization...........     7,041         6,740      6,565    5,854
    Other...................       126           175        112      118
                               -------       -------    -------  -------
Funds from Operations.......   $18,868       $18,351    $17,894  $16,061
                               =======       =======    =======  =======

                                       1997 Quarter Ended          February 1,
                               ----------------------------------- to March 31,
                               December 31, September 30, June 30,     1997
                               ------------ ------------- -------- ------------
                                                (in thousands)

Net income....................   $ 8,820       $ 6,480     $4,108     $2,652
  Add:
    Minority interest in
     earnings.................     1,182           977        768        486
    Depreciation and
     amortization.............     4,832         3,660      3,000      1,744
    Other.....................       118           118        118         77
                                 -------       -------     ------     ------
Funds from Operations.........   $14,952       $11,235     $7,996     $4,959
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

New Accounting Pronouncement

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Since the Company's IPO in January 1997, management has executed a financial strategy which has positioned the Company to be flexible and responsive to the variations in the public and private financial markets. The principal objectives of the Company's current debt and capital management strategies are to maintain prudent amounts of leverage and to minimize capital costs and interest expense while carefully and continuously evaluating available debt and equity resources.

  The primary market risk faced by the Company is the risk of interest rate fluctuations. More specifically, the primary market risk faced by the Company is market risk resulting from increasing LIBOR based interest rates since interest expense on $291 million of the Company's total $405 million of debt, including borrowings under the Credit Facility, are tied to a LIBOR based interest rate. As a result, the Company pays lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. To mitigate the effect of changes in interest rates on Credit Facility borrowings and in compliance with Credit Facility debt covenants, in July 1998, the Company entered into two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense for borrowings under the Credit Facility during periods of increasing interest rates. The agreements have LIBOR based cap rates of 6.50% and expire in July 2000. The Company's exposure is limited to the $0.2 million cost of the cap agreements, which the Company is amortizing over the term of the Credit Facility. The unamortized cost at December 31, 1998 was $0.1 million.

  The Company is also subject to market risk resulting from fluctuations in the general level of U.S. interest rates since $114 million of the Company's total $405 million of debt arrangements are established at a fixed weighted average interest rate of 8.39%, and since quarterly distributions of $1.5 million and $0.8 million paid to Series A Preferred unitholders and Series C Preferred unitholders, respectively, are calculated based upon a fixed rate of 8.075% and 9.375%, respectively. As a result, the Company will pay contractually agreed upon fixed rates of interest regardless of fluctuations in the general interest rate environment.

  The table below provides information about the Company's interest rate sensitive financial and derivative instruments. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

  For notes receivable from related parties, the table depicts the repayment of principal and accrued interest based upon the anticipated completion dates of the related projects. The table also presents the related interest rate indices for such notes receivable from 1999 through the repayment dates.

  For the Credit Facility, the table presents the assumption that the outstanding principal balance at December 31, 1998 will be paid upon the Credit Facility's maturity in February 2000, and that the option to extend the term of the Credit Facility until February 2001 will not be exercised. The table also presents the related maximum interest rate index for outstanding Credit Facility borrowings in 1999 and 2000.

  For variable rate mortgage debt, the table presents the assumption that the outstanding principal balance at December 31, 1998 will be paid upon maturity in January 2000. The table also presents the related interest rate index for outstanding variable rate mortgage debt borrowings in 1999 and 2000.

  For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at December 31, 1998 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter.

  For the Series A and Series C Preferred units, the table presents the assumption that the outstanding Preferred Units at December 31, 1998 will be exchanged into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate for outstanding Preferred units from 1999 through the exchange date, however the same interest rates will apply when the Preferred units are exchanged into the Cumulative Redeemable Preferred stock.

  For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 1998.

                      Interest Rate Sensitivity Analysis
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                            (dollars in thousands)

                                          Maturity Date                  Fair Value
                          ---------------------------------------------      at
                                                          There-        December 31,
                           1999   2000  2001  2002  2003  after  Total      1998
                          ------ ------ ----- ----- ----- ------ ------ ------------
Assets:
Notes receivable from
 related parties:
  LIBOR based...........  $  6.5                                 $  6.5    $  6.5
  Average interest rate    LIBOR
   index................  +1.85%

  Prime based...........  $  2.3                                 $  2.3    $  2.3
  Average interest rate    PRIME
   index................  +1.00%

Liabilities:
Line of credit:
  Variable rate.........         $272.0                          $272.0    $272.0
  Average interest rate    LIBOR  LIBOR
   index................  +1.38% +1.38%

Mortgage debt:
  Variable rate.........         $ 19.0                          $ 19.0    $ 19.0
  Average interest rate    LIBOR  LIBOR
   index................  +1.50% +1.50%

  Fixed rate............  $  2.3 $  2.5 $ 2.7 $ 2.9 $ 3.1 $100.9 $114.4    $121.2
  Average interest rate.   8.39%  8.39% 8.39% 8.39% 8.39%  8.39%

Series A and C Preferred
 units:
  Fixed rate............                                  $107.0 $107.0    $ 99.2
  Average interest rate.   8.49%  8.49% 8.49% 8.49% 8.49%  8.49%

                      Interest Rate Sensitivity Analysis
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                            (dollars in thousands)

                                       Maturity Date               Unamortized
                         -----------------------------------------   Cost at
                                                     There-        December 31,
                         1999   2000  2001 2002 2003 after  Total      1998
                         ----- ------ ---- ---- ---- ------ ------ ------------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount.......       $150.0                       $150.0     $0.1
  Cap rate.............. 6.50%  6.50%
  Forward rate index.... LIBOR  LIBOR

Changes in Primary Risk Exposures

  In December 1998 and February 1999, the Company signed commitment letters for two fixed rate mortgage loans that the Company expects to complete during the first and second quarters of 1999. The first mortgage loan is expected to have a principal balance of $95.0 million, monthly principal and interest payments based upon a fixed interest rate of 7.20% and a 25-year amortization schedule, and a maturity date of March 2009. The Company intends to use the proceeds from the new $95.0 million fixed rate mortgage loan to pay down outstanding borrowings on its existing variable rate Credit Facility. The second mortgage loan is expected to have principal balance of $30.0 million, monthly principal and interest payments based upon a fixed rate of 7.15% and an 18-year amortization schedule, and a maturity date of March 2018. The Company intends to use the proceeds from the new $30.0 million fixed rate mortgage loan to pay off its existing $19.0 million variable rate mortgage loan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 17, 1999.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 17, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 17, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 17, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) and (2) Financial Statements and Schedules

  The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

   Independent Auditors' Report...........................................   F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1997...........   F-3
   Consolidated Statements of Operations for the year ended December 31,
    1998, and the period February 1, 1997 to December 31, 1997 and
    Combined Statements of Operations for the period January 1, 1997 to
    January 31, 1997 and for the year ended December 31, 1996.............   F-4
   Consolidated Statements of Stockholders' Equity for the year ended
    December 31, 1998 and the period from February 1, 1997 to December 31,
    1997..................................................................   F-5
   Combined Statements of Accumulated Deficit for the period January 1,
    1997 to January 31, 1997 and for the year ended December 31, 1996.....   F-6
   Consolidated Statements of Cash Flows for the years ended December 31,
    1998 and 1997 and Combined Statement of Cash Flows for years ended
    December 31, 1996.....................................................   F-7
   Notes to Consolidated and Combined Financial Statements................   F-8
   Schedule of Valuation and Qualifying Accounts..........................  F-35

  All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

 (3) Exhibits

 Exhibit
 Number                            Description
 -------                           -----------
  3.1    Articles of Amendment and Restatement of the Registrant(1)
  3.2    Amended and Restated Bylaws of the Registrant(1)
  3.3    Form of Certificate for Common Stock of the Registrant(1)
  3.4    Articles Supplementary of the Registrant designating 8.075%
          Series A Cumulative Redeemable Preferred Stock(10)
  3.5    Articles Supplementary of the Registrant, designating 8.075%
          Series A Cumulative Redeemable Preferred Stock(13)
  3.6    Articles Supplementary of the Registrant designating its Series
          B Junior Participating Preferred Stock (to be filed by
          amendment)
  3.7    Articles Supplementary of the Registrant designating its 9.375%
          Series C Cumulative Redeemable Preferred Stock(15)
  4.1    Registration Rights Agreement, dated January 31, 1997(1)
  4.2    Registration Rights Agreement, dated February 6, 1998(10)
  4.3    Registration Rights Agreement, dated April 20, 1998(13)
  4.4    Registration Rights Agreement, dated November 24, 1998(15)
  4.5    Registration Rights Agreement, dated as of October 31, 1997(7)

 Exhibit
 Number                             Description
 -------                            -----------
  4.6    Rights Agreement, dated as of October 2, 1998 between Kilroy
          Realty Corporation and ChaseMellon Shareholder Services,
          L.L.C., as Rights Agent, which includes the form of Articles
          Supplementary of the Series B Junior Participating Preferred
          Stock of Kilroy Realty Corporation as Exhibit A, the form of
          Right Certificate as Exhibit B and the Summary of Rights to
          Purchase Preferred Shares as Exhibit C(16)
 10.1    Fourth Amended and Restated Agreement of Limited Partnership of
          Kilroy Realty, L.P., dated November 24, 1998(15)
 10.2    Omnibus Agreement, dated as of October 30, 1996, by and among
          Kilroy Realty, L.P. and the parties named therein(1)
 10.3    Supplemental Representations, Warranties and Indemnity Agreement
          by and among Kilroy Realty, L.P. and the parties named
          therein(1)
 10.4    Pledge Agreement by and among Kilroy Realty, L.P., John B.
          Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)
 10.5    1997 Stock Option and Incentive Plan of the Registrant and
          Kilroy Realty, L.P(1)
 10.6    Form of Indemnity Agreement of the Registrant and Kilroy Realty,
          L.P. with certain officers and directors(1)
 10.7    Lease Agreement, dated January 24, 1989, by and between Kilroy
          Long Beach Associates and the City of Long Beach for Kilroy
          Long Beach Phase I(1)
 10.8    First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase I(1)
 10.9    Lease Agreement, dated July 17, 1985, by and between Kilroy Long
          Beach Associates and the City of Long Beach for Kilroy Long
          Beach Phase III(1)
 10.10   Lease Agreement, dated April 21, 1988, by and between Kilroy
          Long Beach Associates and the Board of Water Commissioners of
          the City of Long Beach, acting for and on behalf of the City of
          Long Beach, for Long Beach Phase IV(1)
 10.11   Lease Agreement, dated December 30, 1988, by and between Kilroy
          Long Beach Associates and City of Long Beach for Kilroy Long
          Beach Phase II(1)
 10.12   First Amendment to Lease, dated January 24, 1989, by and between
          Kilroy Long Beach Associates and the City of Long Beach for
          Kilroy Long Beach Phase III(1)
 10.13   Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase III(1)
 10.14   First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase II(1)
 10.15   Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase III(1)
 10.16   Development Agreement by and between Kilroy Long Beach
          Associates and the City of Long Beach(1)
 10.17   Amendment No. 1 to Development Agreement by and between Kilroy
          Long Beach Associates and the City of Long Beach(1)
 10.18   Ground Lease by and between Frederick Boysen and Ted Boysen and
          Kilroy Industries, dated May 15, 1969, for SeaTac Office
          Center(1)
 10.19   Amendment No. 1 to Ground Lease and Grant of Easement, dated
          April 27, 1973, among Frederick Boysen and Dorothy Boysen, Ted
          Boysen and Rose Boysen and Sea/Tac Properties(1)

 Exhibit
 Number                             Description
 -------                            -----------
 10.20   Amendment No. 2 to Ground Lease and Grant of Easement, dated May
          17, 1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)
 10.21   Airspace Lease, dated July 10, 1980, by and among the Washington
          State Department of Transportation, as lessor, and Sea Tac
          Properties, Ltd. and Kilroy Industries, as lessee(1)
 10.22   Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as
          lessees for Sea/Tac Office Center(1)
 10.23   Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow Lake, Inc., as lessor, and Kilroy Industries and
          Sea/Tac Properties, Ltd., as lessee(1)
 10.24   Amendment No. 2 to Ground Lease, dated March 21, 1991, between
          Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac
          Properties, Ltd., as lessee(1)
 10.25   Property Management Agreement between Kilroy Realty Finance
          Partnership, L.P. and Kilroy Realty, L.P.(1)
 10.26   Environmental Indemnity Agreement(1)
 10.27   Option Agreement by and between Kilroy Realty, L.P. and Kilroy
          Airport Imperial Co.(1)
 10.28   Option Agreement by and between Kilroy Realty, L.P. and Kilroy
          Calabasas Associates(1)
 10.29   Employment Agreement between the Registrant and John B. Kilroy,
          Jr.(1)
 10.30   Employment Agreement between the Registrant and Richard E. Moran
          Jr.(1)
 10.31   Employment Agreement between the Registrant and Jeffrey C.
          Hawken(1)
 10.32   Employment Agreement between the Registrant and C. Hugh
          Greenup(1)
 10.33   Noncompetition Agreement by and between the Registrant and John
          B. Kilroy, Sr.(1)
 10.34   Noncompetition Agreement by and between the Registrant and John
          B. Kilroy, Jr.(1)
 10.35   License Agreement by and among the Registrant and the other persons named therein(1)
 10.36   Form of Indenture of Mortgage, Deed of Trust, Security
          Agreement, Financing Statement, Fixture Filing and Assignment
          of Leases, Rents and Security Deposits(1)
 10.37   Mortgage Note(1)
 10.38   Indemnity Agreement(1)
 10.39   Assignment of Leases, Rents and Security Deposits(1)
 10.40   Variable Interest Rate Indenture of Mortgage, Deed of Trust,
          Security Agreement, Financing Statement, Fixture Filing and
          Assignment of Leases and Rents(1)
 10.41   Environmental Indemnity Agreement(1)
 10.42   Assignment, Rents and Security Deposits(1)
 10.43   Form of Mortgage, Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and Assignment of Leases and Rents(1)
 10.44   Assignment of Leases, Rents and Security Deposits(1)
 10.45   Purchase and Sale Agreement and Joint Escrow Instructions, dated
          April 30, 1997, by and between Mission Land Company, Mission-
          Vacaville, L.P. and Kilroy Realty, L.P.(2)
 10.46   Agreement of Purchase and Sale and Joint Escrow Instructions,
          dated April 30, 1997, by and between Camarillo Partners and
          Kilroy Realty, L.P.(2)
 10.47   Purchase and Sale Agreement and Escrow Instructions, dated May
          5, 1997, by and between Kilroy Realty, L.P. and Pullman
          Carnegie Associates(4)

 Exhibit
 Number                             Description
 -------                            -----------
 10.48   Amendment to Purchase and Sale Agreement and Escrow
          Instructions, dated June 27, 1997, by and between Pullman
          Carnegie Associates and Kilroy Realty, L.P.(4)
 10.49   Purchase and Sale Agreement, Contribution Agreement and Joint
          Escrow Instructions, dated May 12, 1997, by and between Shidler
          West Acquisition Company, LLC and Kilroy Realty, L.P.(3)
 10.50   First Amendment to Purchase and Sale Agreement, Contribution
          Agreement and Joint Escrow Instructions, dated June 6, 1997, between Kilroy Realty, L.P. and Shidler West Acquisition
          Company, L.L.C. and Kilroy Realty, L.P.(3)
 10.51   Second Amendment to Purchase and Sale Agreement, Contribution
          Agreement and Joint Escrow Instructions, dated June 12, 1997, by and between Shidler West Acquisition Company, LLC and Kilroy
          Realty, L.P.(3)
 10.52   Agreement of Purchase and Sale and Joint Escrow Instructions,
          dated June 12, 1997, by and between Mazda Motor of America,
          Inc. and Kilroy Realty, L.P.(4)
 10.53   Amendment to Agreement of Purchase and Sale and Joint Escrow
          Instructions, dated June 30, 1997, by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(4)
 10.54   Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa
          Monica, California, dated June 16, 1997, by and between Santa
          Monica Number Seven Associates L.P. and Kilroy Realty L.P.(4)
 10.55   Second Amendment to Credit Agreement and First Amendment to
          Variable Interest Rate Indenture of Mortgage, Deed of Trust,
          Security Agreement, Financing Statement, Fixture Filing and
          Assignment of Leases and Rent dated August 13, 1997(5)
 10.56   Purchase and Sale Agreement and Joint Escrow Instructions, dated
          July 10, 1997, by and between Kilroy Realty, L.P. and Mission
          Square Partners(6)

 10.57   First Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated August 22,
          1997(6)
 10.58   Second Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated September 5,
          1997(6)
 10.59   Third Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated September 19,
          1997(6)
 10.60   Fourth Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated September 22,
          1997(6)
 10.61   Fifth Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated September 23,
          1997(6)
 10.62   Sixth Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated September 25,
          1997(6)
 10.63   Seventh Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated September 29,
          1997(6)
 10.64   Eighth Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated October 2,
          1997(6)
 10.65   Ninth Amendment to the Purchase and Sale Agreement and Joint
          Escrow Instructions, dated July 10, 1997, by and between Kilroy
          Realty, L.P. and Mission Square Partners, dated October 24,
          1997(6)

 Exhibit
 Number                             Description
 -------                            -----------
 10.66   Contribution Agreement, dated October 21, 1997, by and between
          Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen
          Group and the Allens(8)
 10.67   Purchase and Sale Agreement and Escrow Instructions, dated
          December 11, 1997, by and between Kilroy Realty, L.P. and
          Swede-Cal Properties, Inc., Viking Investors of Southern
          California, L.P. and Viking Investors of Southern California
          II, L.P.(9)
 10.68   Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty
          Corporation and The Allen Group and the Allens, dated October
          21, 1997(15)
 10.69   Amended and Restated Revolving Credit Agreement, dated as of
          October 8, 1998 among Kilroy Realty, L.P., Morgan Guaranty
          Trust Company of New York, as Bank and as Lead Agent for the
          Banks, and the Banks listed therein.(14)
 10.70   Amended and Restated Guaranty of Payment, dated as of October 8,
          1998, between Kilroy Realty Corporation and Morgan Guaranty
          Trust Company of New York.(14)
  21.1   List of Subsidiaries of the Registrant(17)
 *23.1   Consent of Deloitte & Touche LLP
 *24.1   Power of Attorney (included in the signature page of this Form
          10-K)
 *27.1   Financial Data Schedule

--------
  *Filed herewith

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

(11) Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1998 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 1998 and incorporated herein by reference.

(14) Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 1998 and incorporated herein by reference.

(15) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 1998 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1998 and incorporated herein by reference.

(17) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.


 (b) Reports on Form 8K

  The Company filed the Current Report on Form 8-K (No. 1-12675), dated November 24, 1998, in connection with the private placement of 700,000 9.375% Series C Cumulative Redeemable Preferred Units of Kilroy Realty, L.P.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1999.

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

                Name                           Title                  Date
                ----                           -----                  ----
    /s/ John B. Kilroy, Sr.
 _________________________________  Chairman of the Board        March 17, 1999
        John B. Kilroy, Sr.

    /s/ John B. Kilroy, Jr.         President, Chief Executive
 _________________________________   Officer and Director        March 17, 1999
        John B. Kilroy, Jr.          (Principal Executive
                                     Officer)

   /s/ Richard E. Moran Jr.         Executive Vice President
 _________________________________   and Chief Financial         March 17, 1999
       Richard E. Moran Jr.          Officer (Principal
                                     Financial Officer)

     /s/ Ann Marie Whitney          Vice President and
 _________________________________   Controller (Principal       March 17, 1999
         Ann Marie Whitney           Accounting Officer)

      /s/ John R. D'Eathe
 _________________________________  Director                     March 17, 1999
          John R. D'Eathe

     /s/ William P. Dickey
 _________________________________  Director                     March 17, 1999
         William P. Dickey

      /s/ Matthew J. Hart
 _________________________________  Director                     March 17, 1999
          Matthew J. Hart

     /s/ Dale F. Kinsella
 _________________________________  Director                     March 17, 1999
         Dale F. Kinsella

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
                       AND FOR THE THREE YEARS THEN ENDED

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.............  F-3

Statements of Operations for the year ended December 31, 1998 and the period February 1, 1997 to December 31, 1997 and Combined Statements of
 Operations for the period January 1, 1997 to January 31, 1997 and for the year ended December 31, 1996........................................  F-4

Consolidated Statements of Stockholders' Equity for the year ended
 December 31, 1998 and the period February 1, 1997 to December 31, 1997..  F-5

Combined Statements of Accumulated Deficit for the period January 1, 1997 to January 31, 1997 and for the year ended December 31, 1996............  F-6

Consolidated Statements of Cash Flows for the years ended December 31,
 1998 and 1997 and Combined Statement of Cash Flows for the year ended
 December 31, 1996.......................................................  F-7

Notes to Consolidated and Combined Financial Statements..................  F-8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

  We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the "Company") as of December 31, 1998 and 1997, the related consolidated statements of operations and shareholders' equity for the year ended December 31, 1998 and the period February 1, 1997 to December 31, 1997, and the combined statements of operations and accumulated deficit of the Kilroy Group (described in Note 1) for the period January 1, 1997 to January 31, 1997 and the year ended December 31, 1996; and the consolidated statements of cash flows for the years ended December 31, 1998 and 1997 and the combined statements of cash flows for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of operations and cash flows of the Company and the Kilroy Group for the respective stated periods in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
March 10, 1999

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ----------  ---------
                         ASSETS
                         ------

INVESTMENT IN REAL ESTATE (Notes 1, 2, 3, 13, 15, 19,
 and 20):
  Land and improvements.................................  $  253,500  $ 177,118
  Buildings and improvements............................     828,425    622,901
  Undeveloped land and construction in progress, net....     112,359     34,671
                                                          ----------  ---------
   Total investment in real estate......................   1,194,284    834,690
  Accumulated depreciation and amortization.............    (145,437)  (121,780)
                                                          ----------  ---------
   Investment in real estate, net.......................   1,048,847    712,910
CASH AND CASH EQUIVALENTS...............................       6,443      8,929
RESTRICTED CASH.........................................       6,896      5,680
TENANT RECEIVABLES, NET (Note 4)........................      15,630      7,367
NOTES RECEIVABLE FROM RELATED PARTIES (Note 13).........       8,798
ESCROW DEPOSITS (Note 12)...............................         350      5,114
DEFERRED FINANCING AND LEASING COSTS, NET (Note 5)......      16,168     13,053
PREPAID EXPENSES AND OTHER ASSETS.......................       2,796      4,601
                                                          ----------  ---------
   TOTAL ASSETS.........................................  $1,105,928  $ 757,654
                                                          ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

LIABILITIES:
  Mortgage debt (Note 6)................................  $  133,383  $ 131,363
  Line of credit (Note 7)...............................     272,000    142,000
  Accounts payable and accrued expenses.................      18,091      9,711
  Accrued distributions (Note 9)........................      12,895     10,804
  Rents received in advance and tenant security
   deposits.............................................      13,160     11,441
                                                          ----------  ---------
   Total liabilities....................................     449,529    305,319
                                                          ----------  ---------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

MINORITY INTERESTS (Note 8):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders..........................................      73,718
  9.375% Series C Cumulative Redeemable Preferred
   unitholders..........................................      34,410
  Common unitholders....................................      72,372     55,185
                                                          ----------  ---------
   Total minority interests.............................     180,500     55,185
                                                          ----------  ---------
STOCKHOLDERS' EQUITY (Note 9):
  Preferred stock, $.01 par value, 28,300,000 shares
   authorized,
   none issued and outstanding..........................
  8.075% Series A Cumulative Redeemable Preferred stock,
   $.01 par value,
   1,700,000 shares authorized, none issued and
   outstanding..........................................
  Series B Junior Participating Preferred stock, $.01
   par value,
   400,000 shares authorized, none issued and
   outstanding..........................................
  9.375% Series C Cumulative Redeemable Preferred stock,
   $.01 par value,
   700,000 shares authorized, none issued and
   outstanding..........................................
  Common stock, $.01 par value, 150,000,000 shares
   authorized,
   27,639,210 and 24,475,000 shares issued and
   outstanding, respectively............................         276        245
  Additional paid-in capital............................     487,467    403,163
  Distributions in excess of earnings...................     (11,844)    (6,258)
                                                          ----------  ---------
   Total stockholders' equity...........................     475,899    397,150
                                                          ----------  ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........  $1,105,928  $ 757,654
                                                          ==========  =========

   See accompanying notes to consolidated and combined financial statements.

                   KILROY REALTY CORPORATION CONSOLIDATED AND
                             KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                              Kilroy Realty Corporation       Kilroy Group
                              ------------------------- -------------------------
                                           February 1,  January 1,
                               Year Ended    1997 to      1997 to     Year Ended
                              December 31, December 31, January 31,  December 31,
                                  1998         1997        1997          1996
                              ------------ ------------ -----------  ------------
REVENUES (Note 15):
  Rental income.............   $  117,338   $   56,069  $    2,760    $   35,022
  Tenant reimbursements.....       14,152        6,751         306         3,752
  Development services......                                    14           698
  Interest income...........        1,698        3,571
  Other income (Note 2).....        3,096          889           4            76
                               ----------   ----------  ----------    ----------
    Total revenues..........      136,284       67,280       3,084        39,548
                               ----------   ----------  ----------    ----------
EXPENSES:
  Property expenses (Note
   15)......................       19,281        8,770         579         6,788
  Real estate taxes (Note
   15)......................        9,579        4,199         137         1,673
  General and
   administrative...........        7,739        4,949          78         2,383
  Ground leases (Note 15)...        1,223          938          64           768
  Development expense.......                                    46           650
  Option buy-out cost.......                                               3,150
  Provision for potentially
   unrecoverable
   pre-development costs
   (Note 2).................        1,700
  Interest expense..........       20,568        9,738       1,895        21,853
  Depreciation and
   amortization.............       26,200       13,236         787         9,111
                               ----------   ----------  ----------    ----------
    Total expenses..........       86,290       41,830       3,586        46,376
                               ----------   ----------  ----------    ----------
INCOME (LOSS) BEFORE EQUITY
 IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY, MINORITY
 INTERESTS AND EXTRAORDINARY
 GAINS......................       49,994       25,450        (502)       (6,828)
EQUITY IN INCOME OF
 UNCONSOLIDATED SUBSIDIARY..            5           23
                               ----------   ----------  ----------    ----------
INCOME (LOSS) BEFORE
 MINORITY INTERESTS AND
 EXTRAORDINARY GAINS........       49,999       25,473        (502)       (6,828)
MINORITY INTERESTS:
  Distributions on
   Cumulative Redeemable
   Preferred units..........       (5,556)
  Minority interest in
   earnings.................       (5,621)      (3,413)
                               ----------   ----------
    Total minority
     interests..............      (11,177)      (3,413)
                               ----------   ----------  ----------    ----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY GAINS........       38,822       22,060        (502)       (6,828)
EXTRAORDINARY GAINS (Note
 2).........................                                 3,204        20,095
                               ----------   ----------  ----------    ----------
NET INCOME..................   $   38,822   $   22,060  $    2,702    $   13,267
                               ==========   ==========  ==========    ==========
Net income per common
 share--basic (Note 16).....   $     1.44   $     1.20
                               ==========   ==========
Net income per common
 share--diluted (Note 16)...   $     1.43   $     1.19
                               ==========   ==========
Weighted average shares
 outstanding--basic (Note
 16)........................   26,989,422   18,445,149
                               ==========   ==========
Weighted average shares
 outstanding--diluted
 (Note 16)..................   27,059,988   18,539,299
                               ==========   ==========

   See accompanying notes to consolidated and combined financial statements.

                           KILROY REALTY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      Year Ended December 31, 1998 and the
                  Period February 1, 1997 to December 31, 1997
                (in thousands, except share and per share data)

                                            Additional Distributions
                         Number of   Common  Paid-in   in Excess of
                           Shares    Stock   Capital     Earnings      Total
                         ----------  ------ ---------- ------------- ---------
BALANCE AT FEBRUARY 1,
 1997...................         50          $      1    $(104,540)  $(104,539)
  Issuance of common
   stock (Note 9)....... 24,375,000   $244    438,894      104,540     543,678
  Issuance of restricted
   stock (Note 11)......    100,000      1                                   1
  Restricted stock
   compensation (Note
   11)..................                          422                      422
  Repurchase of common
   stock................        (50)               (1)                      (1)
  Adjustment for
   minority interest....                      (36,153)                 (36,153)
  Dividends declared
   ($1.42 per share)....                                   (28,318)    (28,318)
  Net income............                                    22,060      22,060
                         ----------   ----   --------    ---------   ---------
BALANCE AT DECEMBER 31,
 1997................... 24,475,000    245    403,163       (6,258)    397,150
  Issuance of common
   stock (Note 9).......  3,174,210     31     81,782                   81,813
  Restricted stock
   compensation (Note
   11)..................                          531                      531
  Repurchase of common
   stock................    (10,000)             (285)                    (285)
  Adjustment for
   minority interest....                        2,276                    2,276
  Dividends declared
   ($1.62 per share)....                                   (44,408)    (44,408)
  Net income............                                    38,822      38,822
                         ----------   ----   --------    ---------   ---------
BALANCE AT DECEMBER 31,
 1998................... 27,639,210   $276   $487,467    $ (11,844)  $ 475,899
                         ==========   ====   ========    =========   =========


   See accompanying notes to consolidated and combined financial statements.

                                  KILROY GROUP

                   COMBINED STATEMENTS OF ACCUMULATED DEFICIT

    January 1, 1997 to January 31, 1997 and the Year Ended December 31, 1996
                                 (in thousands)

BALANCE AT JANUARY 1, 1996.......................................... $(121,826)
  Deemed and actual distributions to partners, net of contributions.    (5,218)
  Net income........................................................    13,267
                                                                     ---------
BALANCE AT DECEMBER 31, 1996........................................  (113,777)
  Deemed and actual contributions from partners, net of
   distributions....................................................     6,535
  Net income........................................................     2,702
                                                                     ---------
BALANCE AT JANUARY 31, 1997......................................... $(104,540)
                                                                     =========




   See accompanying notes to consolidated and combined financial statements.

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended
                                                        December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  --------
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................... $  38,822  $  24,762  $ 13,267
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............    26,200     14,023     9,111
    Provision for uncollectible tenant
     receivables and unbilled deferred rent....     1,107      1,078     1,266
    Provision for potentially unrecoverable
     pre-development costs.....................     1,700
    Restricted stock compensation..............       531        422
    Extraordinary gains........................               (3,204)  (20,095)
    Minority interest in earnings..............     5,621      3,413
    Accrued distributions on Cumulative
     Redeemable Preferred units................     1,094
    Other......................................      (281)       (23)
    Changes in assets and liabilities:
      Tenant receivables.......................    (9,370)    (5,403)     (335)
      Deferred leasing costs...................    (2,652)    (4,819)   (1,349)
      Prepaid expenses and other assets........     1,483     (3,654)
      Accounts payable and accrued expenses....     7,455      2,097     1,162
      Accrued cost of option buy-out and tenant
       improvements............................               (1,390)    1,390
      Rents received in advance and tenant
       security deposits.......................     1,719      1,626     1,103
                                                ---------  ---------  --------
        Net cash provided by operating
         activities............................    73,429     28,928     5,520
                                                ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for rental properties...........  (242,287)  (512,071)   (2,354)
  Expenditures for undeveloped land and
   construction in progress....................   (98,438)   (34,671)
  Notes receivable from related parties........    (8,798)
  Decrease (increase) in escrow deposits.......     4,764     (5,114)
  Net investment in and advances from (to)
   unconsolidated subsidiary...................     1,042       (100)
                                                ---------  ---------  --------
        Net cash used in investing activities..  (343,717)  (551,956)   (2,354)
                                                ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...    81,813    543,678
  Net proceeds from issuance of Cumulative
   Redeemable Preferred units..................   107,034
  Proceeds from issuance of mortgage debt......     5,000     98,000    21,143
  Net borrowings on line of credit.............   130,000    142,000
  Principal payments on mortgage debt..........    (2,979)  (226,549)  (19,091)
  Financing costs..............................    (3,007)    (4,325)
  Restricted cash..............................    (1,216)    (5,680)
  Distributions paid...........................   (48,843)   (21,702)
  Deemed and actual contributions from
   (distributions to) partners, net............                6,535    (5,218)
                                                ---------  ---------  --------
        Net cash provided by (used in)
         financing activities..................   267,802    531,957    (3,166)
                                                ---------  ---------  --------
Net (decrease) increase in cash and cash
 equivalents...................................    (2,486)     8,929
Cash and cash equivalents, beginning of
 period........................................     8,929
                                                ---------  ---------  --------
Cash and cash equivalents, end of period....... $   6,443  $   8,929  $      0
                                                =========  =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of capitalized
   interest.................................... $  18,442  $  13,095  $ 25,175
                                                =========  =========  ========
  Distributions paid to Cumulative Redeemable
   Preferred unitholders....................... $   4,462
                                                =========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable (Note 9).... $  12,895  $  10,804
                                                =========  =========
  Issuance of common units of the Operating
   Partnership to acquire rental properties and
   undeveloped land (Note 3)................... $  20,569  $  19,263
                                                =========  =========
  Issuance of mortgage debt to acquire rental
   properties (Note 3).........................            $  41,102
                                                           =========

   See accompanying notes to consolidated and combined financial statements.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 1998

1. Organization and Formation Transactions

  Kilroy Realty Corporation (the "Company") was incorporated in Maryland in September 1996 and commenced operations upon the completion of its initial public offering in January 1997. The Company, which develops, owns and operates office and industrial properties located in California, Washington, Nevada and Arizona, qualifies and operates as a self-administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

  The Company is the successor to the real estate business of the Kilroy Group, which consisted of the combination of Kilroy Industries ("KI") and various entities, the properties of which were under the common control of KI and/or its stockholders, including the Company's Chairman of the Board of Directors, John B. Kilroy, Sr., and the Company's President and Chief Executive Officer, John B. Kilroy, Jr. KI had historically been engaged in the acquisition, management, financing, construction and leasing of office and industrial properties and providing development services to third party owners for a fee. The accompanying combined financial statements of the Kilroy Group have been presented on a combined basis because of common ownership and management and because the entities were the subject of a business combination with the Company in 1997.

  The Company completed its initial public offering of 12,500,000 shares of $.01 par value per share common stock ("common stock") on January 31, 1997. The offering price of $23.00 per share resulted in gross proceeds of $288 million. On February 7, 1997, the underwriters exercised their over-allotment option and, accordingly, the Company issued 1,875,000 additional shares of common stock and received gross proceeds of $43.1 million. The aggregate proceeds to the Company, net of underwriters discount and offering costs, were approximately $303 million. The initial public offering, including the exercise of the over-allotment option in connection therewith, is hereinafter referred to as the "IPO".

  The following transactions occurred simultaneously with the completion of the IPO (collectively, the "Formation Transactions"):

  . The Company consummated various purchase agreements to acquire four properties for approximately $58.2 million in cash.

  . The Company became the sole general partner of Kilroy Realty, L.P. (the "Operating Partnership"). Upon completion of the IPO, the Company contributed substantially all of the net proceeds of the offering in exchange for an approximate 84.5% interest in the Operating Partnership. The Company also contributed cash to purchase 100% of Kilroy Realty Finance, Inc. ("Finance Inc."), which was formed to serve as the general partner of Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Operating Partnership executed various option and purchase agreements whereby it issued 2,652,374 common limited partnership units in the Operating Partnership ("common units"), representing an approximate 15.5% partnership interest, to the continuing investors in exchange for interest in properties. The continuing investors included John B. Kilroy, Sr. and John B. Kilroy, Jr., certain Kilroy family members and certain entities owned by them. The Operating Partnership contributed certain properties to the Finance Partnership in exchange for a limited partnership interest therein. All properties acquired by the Company are held by or through the Operating Partnership or the Finance Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and Finance Inc.

  . The Finance Partnership and the Operating Partnership borrowed $84.0 million and $12.0 million, respectively, under two mortgage loans.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  . The Operating Partnership used a portion of the IPO proceeds and the proceeds of the new mortgage borrowings of $96.0 million to repay approximately $219 million of indebtedness.

  . The Operating Partnership contributed certain assets valued at approximately $0.1 million to Kilroy Services, Inc., an unconsolidated subsidiary of the Company, ("KSI"), for 100% of its non-voting stock, representing a 5% ownership interest and a 95% economic interest in KSI. The voting common stock is owned entirely by John B. Kilroy, Sr. and John B. Kilroy, Jr.

  The transfer of the properties and operating interests of affiliates of the Company to the Operating Partnership for cash or common units was accounted for at the historical cost of those interests.

  In September 1998, the Company formed two limited liability companies, Kilroy Gateway Partners, L.L.C. and Kilroy Carmel Partners, L.L.C. (collectively, the "LLCs") to develop two office projects in San Diego, California in conjunction with The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California (see
Note 12). At December 31, 1998, the Company owned a 100% interest in both of the LLCs.

  As of December 31, 1998, the Company's stabilized portfolio consisted of 80 office buildings (the "Office Properties") and 84 industrial buildings (the "Industrial Properties," and together with the Office Properties, the "Properties"), which encompassed approximately 5.6 million and 6.2 million rentable square feet, respectively, and was 95.9% occupied. The Company owns its interests in all of its Properties through the Operating Partnership and the Finance Partnership, and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.8% and 87.8% general partnership interest in the Operating Partnership as of December 31, 1998 and 1997, respectively.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

  The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership and Finance Inc. The consolidated financial statements as of and for the year ended December 31, 1998 also include the consolidated financial position and results of operations of the LLCs. The operating results of the development services business conducted by KSI are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The combined financial statements of the Kilroy Group reflect a combination of real estate properties which were under the common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr., and which were contributed to the Operating Partnership for 2,652,374 common units upon consummation of the IPO. The Kilroy Group is considered the predecessor entity to the Company due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated in the combined financial statements.

Significant Accounting Policies:

  Rental properties--Rental properties are stated at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of rental properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the rental properties, excluding internal pre-acquisition costs related to the purchase of rental properties, are capitalized to the Company's investment in that property. Maintenance and repairs are charged to expense as incurred.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  The Company evaluates fair value for financial reporting purposes on a property by property basis using future undiscounted cash flows, excluding interest charges. In the event that periodic assessments or other factors revealed a potential impairment condition, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company had not recorded any such impairment losses at December 31, 1998 and 1997.

  Depreciation and amortization--The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from five to 20 years, for tenant improvements. Depreciation expense for buildings and improvements for the year ended December 31, 1998, the eleven months ended December 31, 1997, the one month ended January 31, 1997 and the year ended December 31, 1996 was $23.7 million, $11.5 million, $0.7 million and $7.9 million, respectively.

  Construction in progress--Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress. Once the development and construction of a real estate project are completed and the property is ready for its intended use, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements as the historical cost of the property.

  At December 31, 1998, construction in progress was carried net of a $1.7 million allowance for potentially unrecoverable pre-development costs. The allowance, which provides for costs incurred for development projects that the Company may at some point in the development process decide not to pursue, was established by estimating probable exposures to these types of costs for each of the projects in the Company's development pipeline. Management's determination of the allowance was calculated on a project by project basis using a series of probability factors based on the Company's historical experience. The allowance is increased by provisions charged against income. The allowance for potentially unrecoverable pre-development costs at December 31, 1998 is maintained at a level believed to be adequate by management.

  Cash and cash equivalents--The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Restricted cash--Restricted cash consists of cash held as collateral to provide credit enhancement for the Company's mortgage debt and cash reserves for capital expenditures and tenant improvements.

  Tenant receivables and related revenue recognition--Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the term of the related lease. Unbilled deferred rent receivables represent the amount that straight-line rental income exceeds rents currently due under the lease agreement. Included in tenant receivables are tenant reimbursements which are comprised of additional amounts receivable from tenants based on common area maintenance expenses and certain other expenses that are accrued in the period in which the related expenses are incurred.

  Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible tenant receivables and unbilled deferred rent. Management's determination of the adequacy of the allowance is based upon evaluations of individual receivables, past loss experience, current economic conditions, and other relevant factors. The allowance is increased by provisions charged against income. The allowance for uncollectible tenant receivables and unbilled deferred rent is maintained at a level believed adequate by management to absorb potential losses from both current and deferred tenant receivables at December 31, 1998 and 1997.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Deferred financing and leasing costs--Costs incurred in connection with debt financing and property leasing are capitalized as deferred financing and leasing costs. Deferred financing costs include loan fees which are amortized using the effective interest method over the terms of the respective loans. Deferred leasing costs include leasing commissions which are amortized on the straight-line method over the initial lives of the leases which range from five to 10 years.

  Development services--Development services revenues represent fees earned by the Kilroy Group for supervision services provided for building development of non-owned properties. Fees were typically a percentage of total development costs plus reimbursement for certain expenses. Unreimbursed expenses were recorded as development expenses and included items such as wages, equipment rental and supplies. The Company's development services have been performed by KSI since February 1, 1997.

  Other income--Other income includes revenue earned from lease termination fees, overhead charges for construction management, and management fees. Included in other income for the year ended December 31, 1998 was a $1.9 million net lease termination fee on an office property in San Diego, California.

  Option buy-out costs--In September 1996, the Kilroy Group amended the terms of certain of its lease agreements. Such amendments required the Kilroy Group to pay $3.2 million in consideration for the cancellation of an option to purchase a 50% equity interest in Kilroy Airport Center, El Segundo, which was reflected in the combined statement of operations for the year ended December 31, 1996. In November 1996, $2.3 million of the total liability of $3.7 million was paid by KI and its stockholders. In January 1997, $0.1 million of the amount was paid by the Kilroy Group and the remaining balance was paid by the Company with the proceeds from the IPO.

  Extraordinary gains--On January 31, 1997, pursuant to a forbearance agreement with an insurance company, the Kilroy Group exercised the right to purchase a mortgage note payable with a principal balance of $20.2 million and $2.4 million of accrued interest for $16.1 million. The forgiveness resulted in an extraordinary gain of $3.2 million including the write-off of $1.3 million of deferred financing fees. During June 1996, a bank note with an aggregate principal balance of $16.5 million and $5.7 million of accrued interest was settled for $2.1 million. The forgiveness of $20.1 million was recorded as an extraordinary gain.

  Property taxes--There were no delinquent property taxes at December 31, 1998 and 1997.

  Income taxes--The Company believes it qualifies and intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 1997. As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 95% of its taxable income to its stockholders and satisfies certain quarterly requirements of the Code relating to the composition of its income and assets. The Company had met all of its REIT distribution and technical requirements at December 31, 1998 and 1997. State income tax requirements are essentially the same as Federal tax requirements.

  Fair value of financial instruments--The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 1997 and 1998, respectively.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Derivative financial instruments--The Company's derivative financial instruments at December 31, 1998 consisted of two interest rate cap agreements with an aggregate notional amount of $150 million. The Company purchased the interest rate cap agreements to effectively limit interest expense exposure on borrowings under the Company's unsecured credit facility (the "Credit Facility") during periods of increasing interest rates. The Company did not have any derivative financial instruments at December 31, 1997.

  The Company's interest rate cap agreements consist of agreements with other counterparties to receive, at specified intervals and over specified periods of time, payments equal to the excess, if any, between the hypothetical interest rate (cap rate) and the then current market rate of interest as calculated by reference to a specified notional amount and a specified interest rate index. The only amount the Company is obligated to pay is an initial premium, which is included in other assets and amortized to interest expense ratably over the remaining term of the Credit Facility. At the time the agreements were entered into, the cap rates exceeded market. The interest rate specified by the agreements have been and are expected to continue to be highly correlated with the cap rate. Interest payments to be received as a result of interest rate cap agreements are accrued in other assets and recognized as a reduction of interest expense related to the designated debt (the accrual accounting method). There were no payments from the interest rate cap agreements accrued at December 31, 1998 and 1997.

  Upon termination of an interest rate cap agreement, any resultant gain, to the extent it represents the value attributable to the market rate of interest exceeding the cap rate (the intrinsic value) and assuming that outstanding borrowings under the Credit Facility continue to equal or exceed the notional amounts of the terminated interest rate caps, would be deferred in other liabilities and amortized over the remaining term of the cap agreement as a reduction of interest expense. Additional gains or losses would be recognized in earnings. Any notional amount of agreements in excess of outstanding borrowings under the Credit Facility would be marked to market with changes in market value recorded in other income or expenses.

  Comprehensive income--The Company does not have any items which meet the definition of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Consequently, the Company's net income is equal to its comprehensive income.

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

  Reclassifications--Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Concentration of credit risk--149 of the Company's total 164 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

  One office property tenant, Hughes Space & Communications, accounted for approximately 7.4% and 14.7% of the Company's total base rental revenues for the year ended December 31, 1998 and the eleven months ended December 31, 1997, respectively. At December 31, 1998 and 1997, the Company had no outstanding tenant receivables from this tenant.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.1 million per institution. At December 31, 1998 and 1997, the Company had cash accounts in excess of FDIC insured limits.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Recent accounting pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

3. Property Acquisitions

  During the year ended December 31, 1998, the Company consummated a series of transactions to acquire 25 office and 16 industrial buildings (collectively, the "1998 Acquisitions"), (see Notes 19 and 20) for an aggregate purchase price of approximately $236 million in cash and 703,869 common units of the Operating Partnership valued at approximately $18.1 million from entities controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998 (see Note 13). The office and industrial buildings contain approximately 1.4 million and 674,000 of aggregate rentable square feet, respectively. The Company also consummated a series of transactions to acquire approximately 56 acres of undeveloped land for an aggregate purchase price of approximately $25.4 million in cash and 90,787 common units of the Operating Partnership valued at approximately $2.5 million from a partnership controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr. (see Note 13). The 1998 Acquisitions were funded primarily with existing working capital and borrowings on the Credit Facility.

  During the period February 1, 1997 to December 31, 1997, the Company consummated a series of transactions to acquire 41 office and 55 industrial buildings (collectively, the "1997 Acquisitions") for an aggregate purchase price of approximately $488 million in cash and 753,838 common units of the Operating Partnership valued at approximately $19.3 million. Of the total 753,838 common units issued in connection with building acquisitions, 588,736 were issued to Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998, The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California, (together with Richard S. Allen, "The Allen Group"), and certain other executive officers of The Allen Group (see Note 13). In connection with the 1997 Acquisitions, the Company also assumed four mortgage notes totaling $40.2 million and issued a promissory note in the amount of $0.9 million. The office and industrial buildings contained approximately 2.2 million and 3.7 million of aggregate rentable square feet, respectively. The Company also consummated a series of transactions to acquire approximately 50 acres of undeveloped land for an aggregate purchase price of approximately $25.4 million in cash. The 1997 Acquisitions were funded primarily with existing working capital and borrowings on the Company's secured revolving credit facility.

4. Tenant Receivables

  Tenant receivables consisted of the following at December 31:

                                                               1998     1997
                                                              -------  -------
                                                              (in thousands)
   Tenant rent, reimbursements, and other receivables........ $ 8,837  $ 5,096
   Unbilled deferred rent....................................   8,249    3,407
   Allowance for uncollectible tenant receivables and
    unbilled deferred rent ..................................  (1,456)  (1,136)
                                                              -------  -------
       Tenant receivables, net............................... $15,630  $ 7,367
                                                              =======  =======

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


5. Deferred Financing and Leasing Costs

  Deferred financing and leasing costs are summarized as follows at December
31:

                                                                1998     1997
                                                              --------  -------
                                                               (in thousands)
   Deferred financing costs.................................. $  6,792  $ 4,326
   Deferred leasing costs....................................   20,506   16,299
                                                              --------  -------
       Total deferred financing and leasing costs............   27,298   20,625
   Accumulated amortization..................................  (11,130)  (7,572)
                                                              --------  -------
   Deferred financing and leasing costs, net................. $ 16,168  $13,053
                                                              ========  =======

6. Mortgage Debt

  Mortgage debt consisted of the following at December 31:

                                                                 1998     1997
                                                               -------- --------
                                                                (in thousands)
   Mortgage note payable, due February 2022, fixed interest
    at 8.35%, monthly principal and interest payments(a).....  $ 82,025 $ 83,139
   Mortgage note payable, due January 2000, interest at LIBOR
    + 1.50% (7.05% at December 31, 1998), monthly interest
    payments.................................................    19,000   14,000
   Mortgage note payable, due December 2005, fixed interest
    at 8.45%, monthly principal and interest payments........    13,385   13,765
   Mortgage note payable, due November 2014, fixed interest
    at 8.43%, monthly principal and interest payments........    11,323   11,651
   Mortgage note payable, due October 2013, fixed interest at
    8.21%, monthly principal and interest payments...........     7,650    7,908
   Promissory note, repaid January 1998, fixed interest at
    5.00%....................................................                900
                                                               -------- --------
                                                               $133,383 $131,363
                                                               ======== ========

--------
(a) The mortgage note is subject to increases in the effective interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%, beginning February 2005.

  The Company's mortgage debt was secured by 24 properties at December 31, 1998 with a combined net book value of $166 million and 23 properties at December 31, 1997 with a combined net book value of $165 million. As of December 31, 1998 and 1997, the Company's mortgage debt had a weighted average interest rate of 8.22%.

  Scheduled principal payments for the above mortgage loans at December 31, 1998 were as follows:

     Year Ending
     -----------                                                  (in thousands)
      1999.......................................................   $  2,260
      2000.......................................................     21,456
      2001.......................................................      2,670
      2002.......................................................      2,902
      2003.......................................................      3,154
      Thereafter.................................................    100,941
                                                                    --------
        Total....................................................   $133,383
                                                                    ========

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Two of the mortgage loans contain covenants restricting the sale of certain properties and requiring the Company to meet minimum debt service coverage ratios. All of the mortgage loans have financial reporting requirements. The mortgage notes payable are secured by deeds of trust on certain of the Company's Properties and the assignment of certain rents and leases associated with those Properties.

  In December 1998, the Company entered into a commitment letter with a lender for a mortgage loan collateralized by nine office and industrial properties. The commitment expires on March 24, 1999 and provides, subject to the completion of specified terms and conditions, for a mortgage loan with a principal balance of $95.0 million, monthly principal and interest payments based upon a fixed interest rate of 7.20% and a 25 year amortization schedule, and a maturity date of March 2009. In connection with signing the commitment letter for the $95.0 million mortgage loan, the Company issued one letter of credit for $1.0 million in December 1998 and another letter of credit $1.0 million in January 1999 to cover the deposit and application costs required by the mortgagor. Both letters of credit were issued against available Credit Facility borrowings and will expire upon the closing of the mortgage loan.

  On February 8, 1999, the Company entered into a commitment letter with a lender for a mortgage loan collateralized by an office property and the related ground leases. The commitment has a term of 60 days and provides, subject to the completion of specified terms and conditions, for a mortgage loan with a principal balance of $30.0 million, monthly principal and interest payments based upon a fixed rate of 7.15% and an 18 year amortization schedule, and a maturity date of March 2018.

7. Line of Credit

  In February, 1998, the Company increased its borrowing capacity and converted its previously secured $250 million revolving credit facility into a $350 million unsecured revolving Credit Facility with a bank group led by Morgan Guaranty Trust Company of New York. The Credit Facility bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.13% or LIBOR plus 1.25% (6.81% at December 31, 1998), depending on the Company's leverage ratio at the time of borrowing, and matures in February 2000, with the option to extend for one year. In October 1998, the Credit Facility agreement was amended to include construction in progress in the value of the Company's unencumbered assets, to modify certain financial covenants and to allow the Company to enter into separate construction financing arrangements. The agreement was also amended, while preserving the interest rate options discussed above, to provide that borrowings may bear interest at LIBOR plus 1.38%, depending upon the Company's leverage ratio at the time of borrowing. The Credit Facility is used to finance property acquisitions and development and for general corporate uses. Availability under the Credit Facility depends upon the value of the Company's pool of unencumbered assets and was $77.0 million at December 31, 1998. The fee for unused funds is 0.20% based on outstanding balances. At December 31, 1998, there were borrowings of $272 million and one letter of credit in the amount of $1.0 million outstanding under the Credit Facility. The $1.0 million letter of credit was issued in connection with a signed commitment letter for a mortgage loan that the Company expects to complete in the first quarter of 1999 (see Note 6).

  In July 1998, the Company entered into two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense for borrowings under the Credit Facility during periods of increasing interest rates. The agreements have LIBOR based cap rates of 6.50% and expire in July 2000. The Company's exposure is limited to the $0.2 million cost of the cap agreements, which the Company is amortizing over the term of the Credit Facility and which was included as a component of interest expense in the consolidated statement of operations. The $0.1 million unamortized balance of the cost of the cap agreements was included in other assets in the consolidated balance sheet at December 31, 1998.

  As of December 31, 1997, the Company maintained a $250 million secured revolving credit facility (the "Secured Credit Facility") with a bank group led by Morgan Guaranty Trust Company of New York. The

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

Secured Credit Facility bore interest at rates that ranged from LIBOR plus 1.38% to LIBOR plus 1.50%, depending on the Company's leverage ratio at the time of borrowing, and was scheduled to mature on May 30, 1999, with the option to extend for one year. The Secured Credit Facility was used to finance property acquisitions and development and for general corporate uses. Availability under the Secured Credit Facility was dependent upon, amongst other things, the value of the Company's underlying collateral securing it and was $62.7 million at December 31, 1997. At December 31, 1997 the line of credit was secured by 66 properties with a combined book value of $358 million. The fee for unused funds was 0.25% based on outstanding balances. At December 31, 1997, there were borrowings of $142 million outstanding under the Secured Credit Facility.

  The Credit Facility contains covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of the Credit Facility and Unsecured Credit Facility covenants at December 31, 1998 and 1997, respectively.

  Interest capitalized for the year ended December 31, 1998 and the eleven months ended December 31, 1997 was $8.2 million and $1.5 million, respectively. There was no interest capitalized for the month of January 1997 and the year ended December 31, 1996.

8. Minority Interests

  In February 1998, the Company issued 1,200,000 8.075% Series A Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership (the "Series A Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $60.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $1.7 million, for the repayment of borrowings outstanding under the Credit Facility. In April 1998, the Company issued an additional 300,000 Series A Preferred units for a gross contribution to the Operating Partnership of $15.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $0.4 million for the repayment of borrowings outstanding under the Credit Facility. The Series A Preferred units, which may be called by the Operating Partnership at par on or after February 6, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred units are exchangeable at the option of the majority of the holders for shares of the Company's 8.075% Series A Cumulative Redeemable Preferred stock beginning February 6, 2008, or earlier under certain circumstances.

  In November 1998, the Company issued 700,000 9.375% Series C Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership (the "Series C Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $35.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $0.9 million, for the repayment of borrowings outstanding under the Credit Facility. The Series C Preferred units, which may be called by the Operating Partnership at par on or after November 24, 2003, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company's 9.375% Series C Cumulative Redeemable Preferred stock beginning November 24, 2008, or earlier under certain circumstances.

  The Company makes quarterly distributions to the Series A and Series C Preferred unitholders on the 15th day of each February, May, August and November. Included in the Series A and Series C Preferred unit balances

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

on the balance sheet at December 31, 1998 were $0.8 million and $0.3 million of accrued distributions payable to the Series A and Series C Preferred unitholders, respectively.

  During the year ended December 31, 1998, the Operating Partnership issued 794,656 common units of the Operating Partnership in connection with property and undeveloped land acquisitions (see Note 3). For the eleven months ended December 31, 1997, the Operating Partnership issued 3,406,212 common units of the Operating Partnership of which 2,652,374 were issued in connection with the Company's Formation Transactions on January 31, 1997 (see Note 1), and 753,838 were issued in connection with property acquisitions (see Note 3). As a result of the aforementioned transactions, the Company owned an 86.8% and 87.8% general partnership interest in the Operating Partnership as of December 31, 1998 and 1997, respectively.

9. Stockholders' Equity

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the SEC which registered $400 million of equity securities of the Company. The registration statement was declared effective by the SEC on February 11, 1998. Through December 31, 1998, the Company completed four underwritten offerings aggregating 3,012,326 shares of common stock and two direct placements aggregating 161,884 shares of common stock with aggregate net proceeds of $81.8 million. As of March 10, 1999, an aggregate of $313 million of equity securities were available for issue under the registration statement. The Company, as general partner of the Operating Partnership and as required by the terms and conditions of the Operating Partnership's partnership agreement, contributed the net proceeds of the offerings to the Operating Partnership, which used the net proceeds to repay borrowings under the Credit Facility.

  In October 1998, the Company adopted a Preferred Stock Purchase Rights Plan (the "Rights Plan") under which common stockholders of record on October 15, 1998 received one Right for each share of the Company's outstanding common stock. Each Right, which entitles its holder to buy one one-hundredth of a share of voting preferred stock at an exercise price of $71.00, becomes exercisable, subject to limited exceptions, if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. Upon such event, each Right entitles its holder to purchase, at the Right's then exercise price, a number of shares of the Company's common stock equal to the market value at that time of twice the Right's exercise price. Rights held by the acquirer will become void and will not be exercisable upon the announcement of the acquisition. In the event that the Company is acquired in a merger or other business combination, each Right entitles its holder to purchase, at the Right's then current exercise price, a number of shares of the acquiring company's common stock equal to the market value at that time of twice the Right's exercise price. The Rights Plan expires October 2, 2008. The Board may elect to redeem the Rights at $.001 per Right.

  In February 1999, the Company filed a registration statement on Form S-3 with the SEC which registered the potential issuance and resale of up to 2,817,476 shares of the Company's common stock to the identified holders of 2,817,476 common units of the Operating Partnership. The 2,817,476 common units, previously issued in connection with two 1997 transactions, may be exchanged, at the Company's option, on a one for one basis, into shares of the Company's common stock on or after January 31, 1999. Of the total previously issued 2,817,476 common units, 2,652,374 common units were issued in connection with the Company's Formation Transactions on January 31, 1997 (see
Note 1), and 165,102 common units valued at approximately $4.0 million were issued in connection with property acquisitions in June 1997 (see Note 3). The Company and the Operating Partnership will not receive any of proceeds form the issuance of the common stock to the identified common unitholders. The registration statement has not yet been declared effective by the SEC.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

  On March 10, 1999, the Company filed a registration statement on Form S-3 with the SEC which, in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"), registered 1,000,000 shares of the Company's common stock. The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP") and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The registration statement has not yet been declared effective by the SEC.

  In August 1997, the Company completed a follow-on public offering of 10,000,000 shares of common stock (the "August Offering"). The offering price was $25.50 per share resulting in gross proceeds of $255 million. The aggregate proceeds to the Company, net of underwriter's discounts and offering costs, were approximately $241 million. The proceeds were used to pay outstanding indebtedness and to fund acquisitions.

  Accrued distributions at December 31, 1998 and 1997, consisted of the following amounts payable to registered common stockholders of record holding 24,639,210 shares and 24,475,000 shares of common stock, respectively, and common unitholders holding 4,200,868 and 3,406,212 common units of the Operating Partnership, respectively:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
   Distributions payable to:
     Common stockholders....................................... $11,194 $ 9,484
     Common unitholders........................................   1,701   1,320
                                                                ------- -------
       Total accrued distributions............................. $12,895 $10,804
                                                                ======= =======

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


10. Future Minimum Rent

  The Company has operating leases with tenants that expire at various dates through 2013 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 1998, are summarized as follows:

     Year Ending
     -----------                                                  (in thousands)
      1999.......................................................    $115,544
      2000.......................................................     105,200
      2001.......................................................      87,735
      2002.......................................................      74,682
      2003.......................................................      68,572
      Thereafter.................................................     189,171
                                                                     --------
        Total....................................................    $640,904
                                                                     ========

11. Employee Retirement and Stock Option and Incentive Plans

 Retirement Savings Plan

  Effective November 1, 1997, the Company adopted a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to twenty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant's annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum period of credited service. For the years ended December 31, 1998 and 1997, the Company contributed $0.2 million and $28,000, respectively, to the 401(k) Plan.

 Stock Option and Incentive Plan

  The Company has established a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining officers and key employees, under which restricted shares or stock options may be granted. The Stock Plan authorizes the issuance of 3,000,000 shares of common stock of the Company. As of December 31, 1998 and 1997, 100,000 shares have been issued as restricted shares of common stock and options to purchase 2,344,000 and 1,185,000 shares of common stock, respectively, have been granted to Directors, officers and employees under the Stock Plan. At December 31, 1998, 355,000 of the options were exercisable and had a weighted average exercise price of $23.59. There were no options exercisable at December 31, 1997. The weighted average exercise price of the options outstanding at December 31, 1998 and 1997 were $23.37 and $23.80, respectively, with a weighted average remaining contractual life of 9.1 and 9.2 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  The Company's stock option activity is summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
   Outstanding at February 1, 1997..................         0          --
     Granted........................................ 1,185,000       $23.80
                                                     ---------
   Outstanding at December 31, 1997................. 1,185,000        23.80
     Granted........................................ 1,339,000        23.28
     Cancelled......................................  (180,000)       26.30
                                                     ---------
   Outstanding at December 31, 1998................. 2,344,000       $23.37
                                                     =========

  Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of two Directors who are not officers of the Company, determines compensation, including awards under the Stock Plan, for the Company's executive officers. The shares of restricted stock which have been granted, were sold at a purchase price equal to $0.01 and vest 20% per year over a five-year period. Restricted stock has the same dividend and voting rights as common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value of the Company's common shares and is being amortized on a monthly basis over the five-year vesting period. In connection with the IPO in January 1997, 100,000 shares of restricted stock were issued to an executive officer of the Company for a price of $1,000. Compensation expense relating to these shares was approximately $0.5 million and $0.4 million for the year ended December 31, 1998 and the eleven months ended December 31, 1997, respectively.

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and will continue to use the intrinsic value based method of accounting prescribed by Account Practice Bulletin opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the options granted under the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income on a per share basis would have been adjusted to the pro forma amounts indicated below:

                                                    Year Ended  February 1, 1997
                                                   December 31, to December 31,
                                                       1998           1997
                                                   ------------ ----------------
                                                     (in thousands, except per
                                                          share amounts)
   Net income:
     As reported..................................   $38,822        $22,060
     Pro forma....................................    36,415         20,981
   Net income per common share--basic:
     As reported..................................      1.44           1.20
     Pro forma....................................      1.35           1.14
   Net income per common share--diluted:
     As reported .................................      1.43           1.19
     Pro forma....................................   $  1.35        $  1.13

  The fair value of each option grant issued in 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (amounts shown as 1998 and 1997, respectively): (a) dividend yield of 6.31% and 6.00%, (b) expected volatility of the Company's stock of 26.2% and 21.8%, (c) risk free interest rate of 4.73% and 5.44%, (d) expected option life of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


12. Commitments and Contingencies

  Escrow deposits--At December 31, 1998, the Company had escrow deposits of $0.4 million for the contemplated acquisition of one office building with approximately 50,000 aggregate rentable square feet. The aggregate acquisition cost of the land and building is estimated to be approximately $9.0 million. At December 31, 1997, the Company had escrow deposits of $5.1 million for contemplated acquisitions of approximately 886,000 aggregate rentable square feet of office and industrial buildings and 133 acres of undeveloped land. The Company acquired approximately 600,000 aggregate rentable square feet of office and industrial buildings for $94.7 million.

  Operating leases-- The Company has noncancelable ground lease obligations on Kilroy Airport Center, Long Beach, California with an initial lease period expiring July 2035; the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for another 30 years; 12312
W. Olympic Boulevard in Santa Monica, California expiring in September 2011; and 9455 Towne Center in San Diego, California expiring in October 2043. On the Kilroy Airport Center and the SeaTac Office Center ground leases, rentals are subject to adjustments every five years based on the Consumer Price Index. On the 12312 W. Olympic Boulevard ground lease, rentals are subject to adjustments every year based on the Consumer Price Index. On the 9455 Towne Center ground lease, rentals are subject to 5% annual increases.

  The minimum commitment under these leases at December 31, 1998 was as follows:

     Year Ending
     -----------                                                  (in thousands)
      1999.......................................................    $ 1,734
      2000.......................................................      1,879
      2001.......................................................      1,889
      2002.......................................................      1,899
      2003.......................................................      1,909
      Thereafter.................................................     74,292
                                                                     -------
        Total....................................................    $83,602
                                                                     =======

  Purchase agreement-- In connection with an agreement signed in October 1997 with The Allen Group, the Company is committed to purchase two office properties totaling 254,000 rentable square feet for an aggregate purchase price of $40.1 million. The Company intends to finance these acquisitions with borrowings under the Credit Facility and the issuance of approximately $11.0 million of common units of the Operating Partnership. In addition, the original agreement contemplated the acquisition by the Company of two industrial buildings in San Rafael, California and Las Vegas, Nevada, respectively, and one office building in Redwood City, California for an aggregate purchase price of $22.8 million. Based on the current amended agreement, the Company is no longer obligated to purchase these three non-strategic properties.

  The transaction with The Allen Group also provides for the development of two office projects in San Diego, California with up to 1.0 million aggregate rentable square feet for an estimated aggregate development cost of approximately $150 million. The Company has agreed to purchase a 50% managing interest in the two projects upon completion of all necessary entitlements and infrastructure and is expected to manage the development of both projects. Construction of phase 1 of both office projects commenced in the fourth quarter of 1998.

  In January 1999, the Company purchased a managing interest in phase 1 of the first office project with The Allen Group for an aggregate purchase price of $2.1 million. The 2 acres of undeveloped land were acquired

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

from an entity controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998, with borrowings under the Credit Facility and the issuance of 7,771 common units of the Operating Partnership valued at $0.2 million. An Executive Vice President of the Company who was previously a member of The Allen Group received 5,400 of the total 7,771 common units. The acquisition was based upon terms which the Company believes were similar to arms length negotiations. The 7,771 common units were valued based upon the closing share price of the Company's common stock. The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects.

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

  Environmental Matters--The Company follows the policy of monitoring its Properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the Properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flows.

13. Related-Party Transactions

  During 1998, the Operating Partnership issued 703,869 common units of the Operating Partnership, recorded by the Company at approximately $18.1 million, in connection with the acquisition of four office buildings located in San Diego, California and one industrial building located in Reno, Nevada from entities controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998. An Executive Vice President of the Company who was previously a member of The Allen Group received 303,316 of the total 703,869 common units. The acquisitions of the five buildings were based upon terms which the Company believes were similar to arms length negotiations. The 703,869 common units were valued based upon the closing share price of the Company's common stock.

  In April 1998, the Company acquired 18 acres of undeveloped land in Calabasas, California from a partnership controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr. in exchange for $0.4 million in cash and the issuance of 90,787 common limited partnership units of the Operating Partnership valued at $2.5 million. The acquisition was based upon terms which the Company believes were similar to arms length negotiations. The 90,787 common units were valued based upon the closing share price of the Company's common stock. The land is part of a 66-acre development site in Calabasas, California which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. In February 1999, the Company sold 8 of the total 18 acres it acquired to the City of Calabasas for a total sales price of $1.4 million. The Company presently plans to develop 210,000 rentable square feet of office property on the remaining 10 acres it currently owns. The infrastructure improvements on the land were financed with Mello Roos bonds which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation balance that related to the 8 acres the Company sold to the City of Calabasas was defeased. The Mello Roos bonds currently have a principal balance of approximately $12.5 million. Principal and interest on the bonds will be charged to the Company and other owners through property tax bills through 2028 based on the relative value of land and buildings on the site. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is estimated at $5.5 million but may decrease depending on the actual size and number of buildings built. The periodic Mello Roos assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  In May 1998, the Company entered into an agreement to loan up to $8.5 million to a limited partnership controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998. Advances on the note will be used for infrastructure improvements on undeveloped land in San Diego that secures the note. Pursuant to a separate agreement with the borrower, the Company will acquire a 50% interest in the land upon the completion of all infrastructure improvements. Interest accrues on all outstanding borrowings at a rate of LIBOR plus 1.85% (7.48% at December 31, 1998) and the note and accrued interest are due upon the acquisition of the 50% interest in the land by the Company. At December 31, 1998, $6.5 million was outstanding on the note.

  In May 1998, the Company entered into an agreement to loan up to $2.3 million to a limited liability company also controlled by Richard S. Allen. Advances on the note will be used for tenant improvements and upgrades to a building in San Diego. The note is secured by the pledge of membership interests in the limited liability company. Pursuant to a separate agreement with the borrower, the Company will acquire the building on or before June 30, 1999, subject to the completion of improvements. The note and accrued interest are payable upon the acquisition of the building by the Company. Interest accrues on all outstanding borrowings at a rate of Prime plus 1.00% (8.75% at December 31, 1998). At December 31, 1998, $2.3 million was outstanding on the note.

  Pursuant to management agreements, the Operating Partnership provides management and leasing services, and KSI provides development services with respect to two properties, each of which is beneficially owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. The Operating Partnership recorded fees of $0.2 million and $0.1 million for year ended December 31, 1998 and the eleven months ended December 31, 1997, respectively, relating to the management and leasing services. KSI recorded fees of $0.1 and $0.2 million for year ended December 31, 1998 and the eleven months ended December 31, 1997, respectively, related to the development services.

  On January 31, 1997, the Operating Partnership issued 2,652,374 common units to John B. Kilroy, Sr., John B. Kilroy, Jr., certain Kilroy family members and certain entities owned by them in connection with the Company's Formation Transactions (see Note 1).

  During 1997, the Operating Partnership issued 588,736 common units of the Operating Partnership, valued by the Company at approximately $15.3 million, in connection with the acquisition of four office buildings located in San Diego, California and four industrial buildings located in Las Vegas, Nevada from The Allen Group. An Executive Vice President of the Company who was previously a member of The Allen Group, received 118,721 of the total 588,736 common units. The acquisition of the eight buildings was based upon terms which the Company believes were similar to arms length negotiations. The 588,736 common units were valued based upon closing share price of the Company's common stock.

  In October 1997, KSI entered into a management agreement to manage the development of certain properties owned by entities under the common control of Richard S. Allen. At December 31, 1998 and 1997, KSI had a receivable balance of $0.2 million and $0.3 million, respectively, for management fees earned. The 1998 fees were paid in March 1999 and the 1997 fees were paid in January and February 1998 .

  In December 1997, the Company purchased construction materials and architectural and engineering plans from John B. Kilroy, Sr. and John B. Kilroy, Jr. for approximately $3.0 million.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  Through January 31, 1997, KI provided management, legal, accounting and general administrative services pursuant to agreements that provide for management fees based upon a percentage of gross revenues from the properties and reimbursement of other costs incurred by KI in connection with providing the aforementioned services. Kilroy Company ("KC"), an affiliated entity, provided marketing and leasing services through January 31, 1997. Charges by KC include leasing commissions paid to employees and outside leasing brokers as well as fees to cover its general administrative costs. Management fees are expensed as incurred and are included in property expenses. Leasing fees are capitalized and amortized over the life of the related leases. In addition, KI was a tenant at the Kilroy Airport Center, El Segundo and Kilroy Airport Center, Long Beach, under month-to-month basis leases. Charges for services provided by KI and KC and rental income from KI are summarized as follows:

                                                                       1996
                                                                  --------------
                                                                  (in thousands)
     Management fees.............................................     $1,220
     Leasing fees................................................      1,878
     Rental income...............................................        524

14. Fair Value of Financial Instruments

  The carrying amounts of the Company's cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company's notes receivable from related parties, variable rate mortgage debt, and outstanding borrowings on the Credit Facility and Unsecured Credit Facility approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.

  For fixed rate mortgage debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate mortgage debt was $121 million and $117 million at December 31, 1998 and 1997, respectively.

  For the Series A and Series C Preferred units, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of fixed rate financial instruments. The fair value of the Series A and Series C Preferred units were $99.2 million at December 31, 1998.

  For interest rate cap agreements, the carrying amount of $0.1 million, which is comprised of the unamortized premium the Company paid to enter into the agreements, approximates fair value since at December 31, 1998, the cap rates exceeded the market rate of the contractually specified interest rate indices.

15. Segment Disclosure

  The Company's reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities including legal, accounting, finance, and management information systems which are not considered separate operating segments.

  The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, and ground leases) and does not include interest income and expense, depreciation and amortization, and corporate general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company's summary of significant accounting policies (see Note 2). There is no intersegment activity.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


  The following tables reconcile the Company's segment activity to its consolidated results of operations and financial position as of and for the year ended December 31, 1998 and the period February 1, 1997 to December 31, 1997, and reconciles the Kilroy Group's segment activity to its combined results of operations for the period January 1, 1997 to January 31, 1997 and the year ended December 31, 1996.

                                Kilroy Realty Corporation       Kilroy Group
                                ------------------------- ------------------------
                                             February 1,  January 1,
                                 Year Ended    1997 to      1997 to    Year Ended
                                December 31, December 31, January 31, December 31,
                                    1998         1997        1997         1996
                                ------------ ------------ ----------- ------------
                                                  (in thousands)
Revenues and Expenses
Office Properties:
Operating revenues(1).........    $ 95,662     $47,179      $2,555      $33,034
Property and related expenses.      23,805      11,476         752        8,597
                                  --------     -------      ------      -------
Net operating income, as
 defined......................      71,857      35,703       1,803       24,437
                                  --------     -------      ------      -------
Industrial Properties:
Operating revenues(1).........      38,924      16,530         515        5,816
Property and related expenses.       6,278       2,431          28          632
                                  --------     -------      ------      -------
Net operating income, as
 defined......................      32,646      14,099         487        5,184
                                  --------     -------      ------      -------
Total Reportable Segments:
Operating revenues(1),(2).....     134,586      63,709       3,070       38,850
Property and related expenses.      30,083      13,907         780        9,229
                                  --------     -------      ------      -------
Net operating income, as
 defined......................     104,503      49,802       2,290       29,621
                                  --------     -------      ------      -------
Reconciliation to Consolidated
 Net Income:
Total net operating income, as
 defined, for reportable
 segments.....................     104,503      49,802       2,290       29,621
Other unallocated revenues:
  Interest income.............       1,698       3,571
  Development services........                                  14          698
Other unallocated expenses:
  General and administrative
   expenses...................       7,739       4,949          78        2,383
  Other expenses..............                                  46        3,800
  Provision for potentially
   unrecoverable
   pre-development costs......       1,700
  Interest expense............      20,568       9,738       1,895       21,853
  Depreciation and
   amortization...............      26,200      13,236         787        9,111
                                  --------     -------      ------      -------
Net income before equity in
 income of
 unconsolidated subsidiary,
 minority
 interests and extraordinary
 gains........................      49,994      25,450      $ (502)     $(6,828)
Equity in income of
 unconsolidated subsidiary....           5          23
Minority interests............     (11,177)     (3,413)
                                  --------     -------      ------      -------
Net income (loss) before
 extraordinary gains..........    $ 38,822     $22,060      $ (502)     $(6,828)
                                  ========     =======      ======      =======

--------
(1) All operating revenues are comprised of amounts received from external tenants.

(2) Total consolidated revenues equals total operating revenues from reportable segments plus interest income and development services income.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                               December 31,
                                                           --------------------
                                                              1998      1997
                                                           ---------- ---------
                                                              (in thousands)
Assets
Office Properties:
Land, buildings and improvements, net..................... $  599,771 $ 425,711
Undeveloped land and construction in progress, net........     79,924    11,034
Total assets..............................................    697,352   446,784
Industrial Properties:
Land, buildings and improvements, net.....................    336,717   252,528
Undeveloped land and construction in progress, net........     32,435    23,637
Total assets..............................................    378,975   283,449
Total Reportable Segments:
Land, buildings and improvements, net.....................    936,488   678,239
Undeveloped land and construction in progress, net........    112,359    34,671
Total assets..............................................  1,076,327   730,233
Reconciliation to Consolidated Assets:
Total assets for reportable segments......................  1,076,327   730,233
Other unallocated assets:
  Cash and cash equivalents...............................      6,443     8,929
  Restricted cash.........................................      6,896     5,680
  Notes receivable from related parties...................      8,798
  Escrow deposits.........................................        350     5,114
  Deferred financing costs, net...........................      4,318     3,097
  Prepaid expenses and other assets.......................      2,796     4,601
                                                           ---------- ---------
    Total consolidated assets............................. $1,105,928 $ 757,654
                                                           ========== =========
                                                               December 31,
                                                           --------------------
                                                              1998      1997
                                                           ---------- ---------
                                                              (in thousands)
Capital Expenditures(/1/)
Office Properties:
Building acquisitions and expenditures for completed
 development.............................................. $  177,641 $ 329,213
Recurring capital expenditures and tenant improvements....      8,347     5,866
Industrial Properties:
Building acquisitions and expenditures for completed
 development..............................................     90,722   237,376
Recurring capital expenditures and tenant improvements....      5,196       227
Total Reportable Segments:
Building acquisitions and expenditures for completed
 development..............................................    268,363   566,589
Recurring capital expenditures and tenant improvements.... $   13,543 $   6,093

--------
(1) Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


16. Earnings Per Share

  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive securities since the exchange of common units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the year ended December 31, 1998 and the eleven months ended December 31, 1997:

                                                Year Ended December 31, 1998
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)  Amount
                                             ----------- ------------- ---------
                                             (in thousands, except share and per
                                                       share amounts)
   Basic....................................   $38,822    26,989,422     $1.44
   Effect of dilutive securities:
     Stock options granted..................                  70,566      (.01)
                                               -------    ----------     -----
   Diluted..................................   $38,822    27,059,988     $1.43
                                               =======    ==========     =====

                                               Period From February 1, 1997 to
                                                      December 31, 1997
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)  Amount
                                             ----------- ------------- ---------
                                             (in thousands, except share and per
                                                       share amounts)
   Basic....................................   $22,060    18,445,149     $1.20
   Effect of dilutive securities:
     Stock options granted..................                  94,150      (.01)
                                               -------    ----------     -----
   Diluted..................................   $22,060    18,539,299     $1.19
                                               =======    ==========     =====

17. Quarterly Financial Information (Unaudited)

  Summarized quarterly financial data for the year ended December 31, 1998 and the eleven months ended December 31, 1997 was as follows:

                                            1998 Quarter Ended
                           ----------------------------------------------------
                              March 31,     June 30, September 30, December 31,
                           ---------------- -------- ------------- ------------
                                 (in thousands, except per share amounts)
Total revenues............     $28,951      $33,520     $34,519      $39,294
Income before minority
 interests and
 extraordinary gains......      10,789       12,771      12,886       13,553
Net income................       8,879        9,785       9,985       10,173
Net income per common
 share (basic and
 diluted).................     $  0.35      $  0.36     $  0.36      $  0.37
                             Period from
                           February 1, 1997         1997 Quarter Ended
                                  to        -----------------------------------
                            March 31, 1997  June 30, September 30, December 31,
                           ---------------- -------- ------------- ------------
                                 (in thousands, except per share amounts)
Total revenues............     $ 9,040      $14,738     $19,467      $24,035
Income before minority
 interests and
 extraordinary gains......       3,138        4,876       7,457       10,002
Net income................       2,652        4,108       6,480        8,820
Net income per common
 share (basic and
 diluted).................     $  0.18      $  0.28     $  0.34      $  0.36

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

18. Subsequent Events

  On January 6, 1999, dividends of $12.9 million were paid to common stockholders and common unitholders of record on December 31, 1998.

  In January 1999, the Company purchased a 50% managing interest in the first phase of the first of two office development projects with The Allen Group for an aggregate purchase price of $1.9 million in cash and 7,771 common units of the Operating Partnership valued at approximately $0.2 million (see Note 12).

  In January 1999, the Company issued a $1.0 letter of credit in connection with a signed commitment letter for a $95.0 mortgage loan (see Note 6).

  In February 1999, the Company filed a pre-effective registration Statement on Form S-3 with the SEC which registered the potential issuance and resale of up to 2,817,476 shares of the Company's common stock to the identified holders of 2,817,476 common units of the Operating Partnership (see Note 9).

  In February 1999, the Company sold 8 acres of undeveloped land located in Calabasas, California for a total sales price of approximately $1.4 million (see Note 13).

  In February 1999, the Company acquired 3 acres of undeveloped land in San Diego, California for an aggregate purchase price of approximately
$0.4 million in cash and 119,460 common units of the Operating Partnership valued at approximately $2.5 million from entities controlled by Richard S. Allen, a member of the Company's Board of Directors at December 31, 1998. An Executive Vice President of the Company received 42,564 of the total 119,460 common units. The acquisition was based upon terms which the Company believes were similar to arms length negotiations. The 119,460 common units were valued based upon the closing share price of the Company's common stock.

  In March 1999, the Company filed a pre-effective registration statement on Form S-3 with the SEC which, in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan, registered 1,000,000 shares of the Company's common stock (see Note 9).

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


19. Unaudited Pro Forma Condensed Consolidated Financial Information

  The accompanying unaudited pro forma information for the years ended December 31, 1998 and 1997 are presented as if the 1998 Office and Industrial Acquisitions described in Note 3 had occurred on January 1, 1998 and as if the IPO and Formation Transactions described in Note 1, the August Offering described in Note 9, and the 1997 Office and Industrial Acquisitions described in Note 3 had occurred on January 1, 1997. Such pro forma information is based upon the consolidated financial statements of the Company for the year ended December 31, 1998 and the period from February 1, 1997 to December 31, 1997 and the combined financial statements of the Kilroy Group for the period January 1, 1997 to January 31, 1997.

  This unaudited pro forma condensed consolidated information does not purport to represent what the actual results of operations of the Company would have been assuming the 1997 and 1998 Office and Industrial Acquisitions had been completed as set forth above, nor do they purport to predict the results of operations for future periods.

                          Pro Forma Income Statement
          (unaudited, in thousands, except share and per share data)

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Total revenues........................................ $  139,586 $  114,926
                                                          ========== ==========
   Net income before extraordinary items................. $   38,947 $   28,265
                                                          ========== ==========
   Net income............................................ $   38,947 $   28,265
                                                          ========== ==========
   Net income per share of common stock--basic........... $     1.44 $     1.15
                                                          ========== ==========
   Net income per share of common stock--diluted......... $     1.44 $     1.15
                                                          ========== ==========
   Weighted average number of shares of common stock
    outstanding-- basic.................................. 26,989,422 24,475,000
                                                          ========== ==========
   Weighted average number of shares of common stock
    outstanding-- diluted................................ 27,059,988 24,569,150
                                                          ========== ==========

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


20. Schedule of Rental Property

                                                  December 31, 1998
                     ---------------------------------------------------------------------------
                                                               Gross Amounts
                                                              at which Carried
                         Initial Cost          Costs         at Close of Period
                     ---------------------  Capitalized  --------------------------                               Net
                               Buildings   Subsequent to                                            Date of     Rentable
                                  and      Acquisition/                             Accumulated   Acquis.(A)/    Square
 Property Location     Land   Improvements  Improvement    Land   Building  Total   Depreciation Constrc.(C)(1)   Feet
 -----------------   -------- ------------ ------------- -------- -------- -------- ------------ -------------- --------
                                                           (dollars in thousands)
Office Properties:
Kilroy Airport
 Center, El Segundo
 El Segundo,
  California.......  $  6,141   $ 69,195      $19,828    $  6,141 $ 89,023 $ 95,164   $ 51,687       1983(C)    701,307
Kilroy Airport
 Center, Long
 Beach--Phase I
 Long Beach,
  California.......                            23,689               23,689   23,689      1,293       1997(A)    225,217
Kilroy Airport
 Center, Long
 Beach--Phase II
 Long Beach,
  California.......               47,387        8,461               55,848   55,848     20,872       1989(C)    395,480
La Palma Business
 Center
 4175 E. La Palma
  Avenue
 Anaheim,
  California.......     1,518      2,612          167       1,518    2,779    4,297        146       1997(A)     42,790
2829 Townsgate Road
 Thousand Oaks,
  California.......     5,248      8,001          228       5,248    8,229   13,477        442       1997(A)     81,158
181/185 S. Douglas
 Street
 El Segundo,
  California.......       525      4,687        1,910         628    6,494    7,122      3,998       1978(C)     60,000
SeaTac Office
 Center
 Seattle,
  Washington.......               25,993       16,556               42,549   42,549     25,295       1977(C)    532,430
23600-23610 Telo
 Avenue
 Torrance,
  California.......     2,636      3,975                    2,636    3,975    6,611        180       1997(A)     79,967
2100 Colorado
 Avenue
 Santa Monica,
  California.......     5,474     26,087           14       5,476   26,099   31,575      1,118       1997(A)     94,844
5151-5155 Camino
 Ruiz
 Camarillo,
  California.......     4,501     19,710            7       4,501   19,717   24,218        892       1997(A)    276,216
111 Pacifica
 Irvine,
  California.......     5,165      4,653          182       5,165    4,835   10,000        206       1997(A)     67,344
2501 Pullman
 Santa Ana,
  California.......     6,588      9,050                    6,588    9,050   15,638        388       1997(A)    124,921
701-741 E. Ball
 Road
 Anaheim,
  California.......     2,484      5,475            2       2,484    5,477    7,961        262       1997(A)    113,735
26541 Agoura Road
 Calabasas,
  California.......     1,979      9,630            3       1,979    9,633   11,612        459       1997(A)     90,878
9451 Toledo Way
 Irvine,
  California.......                  869           28                  897      897         37       1997(A)     27,200
1633 26th Street
 Santa Monica,
  California.......     2,080      6,672          330       2,041    7,041    9,082        298       1997(A)     43,800
4351 Latham Avenue
 Riverside,
  California.......       307      1,555          172         307    1,727    2,034         56       1997(A)     21,356
4361 Latham Avenue
 Riverside,
  California.......       764      3,577           37         764    3,614    4,378        128       1997(A)     30,842
601 Valencia Avenue
 Brea, California..     3,518      2,900           21       3,518    2,921    6,439        112       1997(A)     60,891
3750 University
 Avenue
 Riverside,
  California.......     2,909     19,372          116       2,913   19,484   22,397        661       1997(A)    124,986
6220 Greenwich
 Drive
 San Diego,
  California.......     4,796     15,863           58       4,805   15,912   20,717        530       1997(A)    141,214
6055 Lusk Avenue
 San Diego,
  California.......     3,935      8,008           22       3,943    8,022   11,965        267       1997(A)     93,000

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                 December 31, 1998
                    ---------------------------------------------------------------------------
                                                              Gross Amounts
                                                             at which Carried
                        Initial Cost          Costs         at Close of Period
                    ---------------------  Capitalized  --------------------------                                Net
                              Buildings   Subsequent to                                            Date of     Rentable
                                 and      Acquisition/                             Accumulated   Acquis.(A)/    Square
 Property Location    Land   Improvements  Improvement    Land   Building  Total   Depreciation Constrc.(C)(1)   Feet
 -----------------  -------- ------------ ------------- -------- -------- -------- ------------ -------------- ---------
                                                           (dollars in thousands)
6260 Sequence
 Drive
 San Diego,
  California......  $  3,206   $  9,803      $    24    $  3,213 $  9,820 $ 13,033   $    327       1997(A)      130,000
6290 Sequence
 Drive
 San Diego,
  California......     2,403      7,349           17       2,407    7,362    9,769        245       1997(A)       90,000
8101 Kaiser Blvd.
 Anaheim,
  California......     2,369      6,180           28       2,377    6,200    8,577        192       1997(A)       60,177
3130 Wilshire
 Blvd.
 Santa Monica,
  California......     8,921      6,579        2,387       9,187    8,700   17,887        265       1997(A)       88,338
12312 W. Olympic
 Blvd.
 Los Angeles,
  California......     3,325     12,202          197       3,325   12,399   15,724        180       1997(A)       78,000
Pacific Park Plaza
 Aliso Viejo,
  California......     6,281      8,314           38       6,287    8,346   14,633        240       1997(A)      134,667
Anaheim Corporate
 Center
 Anaheim,
  California......     5,305     10,149          146       5,310   10,290   15,600        319       1997(A)      154,776
525 N. Brand Blvd.
 Glendale,
  California......     1,360      8,771          101       1,373    8,859   10,232        253       1997(A)       43,647
Olympic/Bundy
 Los Angeles,
  California......                7,628       (7,628)                                      90       1998(A)       48,356
Fullerton Business
 Center
 Fullerton,
  California......     4,155      6,482           52       4,155    6,534   10,689        187       1998(A)      145,522
501 Santa Monica
 Blvd.
 Santa Monica,
  California......     4,547     12,044          140       4,547   12,184   16,731        318       1998(A)       70,000
1240-1250 Lakeview
 Blvd.
 Anaheim,
  California......     2,851      4,295           10       2,851    4,305    7,156        102       1998(A)       78,903
5770 Armada Drive
 Carlsbad,
  California......     2,626      7,880                    2,626    7,880   10,506        169       1998(A)       81,712
6340-6350 Sequence
 Drive
 San Diego,
  California......     7,375     22,126                    7,375   22,126   29,501        474       1998(A)      200,000
4880 Santa Rosa
 Road
 Camarillo,
  California......     2,389      2,641                    2,389    2,641    5,030         58       1998(A)       41,131
15378 Avenue of
 Science
 San Diego,
  California......     3,565      3,796                    3,565    3,796    7,361         72       1998(A)       68,910
10398-10421
 Pacific Center
 Court
 San Diego,
  California......    14,979     39,634                   14,979   39,634   54,613        849       1998(A)      411,402
3990 Ruffin Road
 San Diego,
  California......     2,467      3,700                    2,467    3,700    6,167         62       1998(A)       45,634
2231 Rutherford
 Road
 Carlsbad,
  California......     1,006      4,155                    1,006    4,156    5,161         69       1998(A)       39,000
9455 Town Center
 Drive
 San Diego,
  California......                3,936                             3,936    3,936         72       1998(A)       45,195
Carmel Valley
 Corporate Center
 San Diego,
  California .....     3,207     18,176                    3,207   18,176   21,383        132       1998(A)      115,513
Kilroy Airport
 Long Beach--
 Phase III & IV(2)
 Long Beach,
  California .....                             4,997                4,997    4,997      2,583       1989(C)
                    --------   --------      -------    -------- -------- --------   --------                  ---------
 TOTAL OFFICE
 PROPERTIES ......  $142,905   $501,111      $72,340    $143,301 $573,055 $716,356   $116,585                  5,600,459
                    --------   --------      -------    -------- -------- --------   --------                  ---------

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                  December 31, 1998
                     ---------------------------------------------------------------------------
                                                               Gross Amounts
                                                              at which Carried
                         Initial Cost          Costs         at Close of Period
                     ---------------------  Capitalized  --------------------------                               Net
                               Buildings   Subsequent to                                            Date of     Rentable
                                  and      Acquisition/                             Accumulated   Acquis.(A)/    Square
 Property Location     Land   Improvements  Improvement    Land   Building  Total   Depreciation Constrc.(C)(1)   Feet
 -----------------   -------- ------------ ------------- -------- -------- -------- ------------ -------------- --------
                                                           (dollars in thousands)
Industrial
 Properties:
2031 E. Mariposa
 Avenue
 El Segundo,
  California.......  $    132   $    867      $ 2,698    $    132 $  3,565 $  3,697   $  3,105       1954(C)    192,053
3340 E. La Palma
 Avenue
 Anaheim,
  California.......        67      1,521        2,830          67    4,351    4,418      3,800       1966(C)    153,320
2260 E. El Segundo
 Blvd.
 El Segundo,
  California.......     1,423      4,194        1,402       1,703    5,316    7,019      3,402       1979(C)    113,820
2265 E. El Segundo
 Blvd.
 El Segundo,
  California.......     1,352      2,028          645       1,571    2,454    4,025      1,716       1978(C)     76,570
1000 E. Ball Road                                                                                    1956(C)/
 Anaheim,
  California.......       838      1,984          921         838    2,905    3,743      2,045       1974(A)    100,000
1230 S. Lewis Road
 Anaheim,
  California.......       395      1,489        2,058         395    3,547    3,942      2,665       1982(C)     57,730
12681/12691 Pala
 Drive
 Garden Grove,
  California.......       471      2,115        2,829         471    4,944    5,415      3,176       1980(A)     84,700
2270 E. El Segundo
 Blvd.
 El Segundo,
  California.......       361        100          125         419      167      586         78       1977(C)      6,362
5115 N. 27th Avenue
 Phoenix, Arizona..       125      1,206           15         125    1,221    1,346      1,168       1962(C)    130,877
12752-12822 Monarch
 Street
 Garden Grove,
  California.......     3,975      5,238          219       3,975    5,457    9,432        288       1997(A)    277,037
4155 E. La Palma
 Avenue
 Anaheim,
  California.......     1,148      2,681           14       1,148    2,695    3,843        147       1997(A)     74,618
4125 E. La Palma
 Avenue
 Anaheim,
  California.......     1,690      2,604           14       1,690    2,618    4,308        150       1997(A)     69,472
Brea Industrial
 Properties
 Brea, California..     1,263     13,927                    1,263   13,927   15,190        630       1997(A)    276,278
Garden Grove
 Industrial
 Properties
 Garden Grove,
  California.......     1,868     11,894          314       1,868   12,208   14,076        568       1997(A)    275,971
821 S. Rockefeller
 Ontario,
  California.......     2,189      3,272                    2,189    3,272    5,461        148       1997(A)    153,566
17150 Von Karman
 Irvine,
  California.......     4,848      7,342                    4,848    7,342   12,190        350       1997(A)    157,458
7421 Orangewood
 Avenue
 Garden Grove,
  California.......       612      3,967                      612    3,967    4,579        161       1997(A)     82,602
5325 East Hunter
 Avenue
 Anaheim,
  California.......     1,728      3,555                    1,728    3,555    5,283        169       1997(A)    109,449
184-220 Technology
 Drive
 Irvine,
  California.......     7,464      7,621          961       7,464    8,582   16,046        433       1997(A)    158,070
9401 Toledo Way
 Irvine,
  California.......     8,572      7,818                    8,572    7,818   16,390        335       1997(A)    244,800
12400 Industry
 Street
 Garden Grove,
  California.......       943      2,110           35         943    2,145    3,088         93       1997(A)     64,200
Walnut Park
 Business Center
 Diamond Bar,
  California.......     2,588      6,090           34       2,588    6,124    8,712        218       1997(A)    165,420
2055 S.E. Main
 Street
 Irvine,
  California.......       772      2,343            4         772    2,347    3,119         89       1997(A)     47,583
201 North Sunrise
 Avenue
 Roseville,
  California.......     2,622     11,741                    2,622   11,741   14,363        447       1997(A)    162,203

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                   December 31, 1998
                         ----------------------------------------------------------------------
                                                                Gross Amounts
                                                              at which Carried
                            Initial Cost         Costs       at Close of Period
                         -------------------  Capitalized  -----------------------                               Net
                                 Buildings   Subsequent to                                         Date of     Rentable
                                    and      Acquisition/                          Accumulated   Acquis.(A)/    Square
   Property Location      Land  Improvements  Improvement   Land  Building  Total  Depreciation Constrc.(C)(1)   Feet
   -----------------     ------ ------------ ------------- ------ -------- ------- ------------ -------------- --------
                                                             (dollars in thousands)
14831 Franklin Avenue
 Tustin, California..... $1,112   $ 1,065       $    3     $1,112 $ 1,068  $ 2,180     $ 41         1997(A)     36,256
6828 Nancy Ridge Drive
 San Diego, California..  1,914     1,110                   1,914   1,110    3,024       42         1997(A)     39,669
1961 Concourse Drive
 San Jose, California...  5,112     6,549                   5,112   6,549   11,661      249         1997(A)    110,132
1710 Fortune Drive
 San Jose, California...  3,362     5,750                   3,362   5,750    9,112      219         1997(A)     86,000
1675 MacArthur
 Costa Mesa, California.  2,076     2,114                   2,076   2,114    4,190       81         1997(A)     50,842
3130-3150 Miraloma
 Anaheim, California....  3,335     3,727           27      3,335   3,754    7,089      133         1997(A)    144,000
3125 E. Coronado Street
 Anaheim, California....  3,669     4,341                   3,669   4,341    8,010      155         1997(A)    144,000
1951 E. Carnegie
 Santa Ana, California..  1,830     3,630          800      1,845   4,415    6,260      129         1997(A)    100,000
5115 E. La Palma Avenue
 Anaheim, California....  2,462     6,675        4,217      2,462  10,892   13,354      159         1997(A)    291,146
3735 Imperial Highway
 Stockton, California...    764    10,747           18        764  10,765   11,529      359         1997(A)    164,540
41093 County Center
 Drive
 Temecula, California...  1,709     2,841            7      1,712   2,845    4,557       95         1997(A)     77,582
1840 Aerojet Way
 Las Vegas, Nevada......    727     3,792            7        727   3,799    4,526      127         1997(A)    102,948
1900 Aerojet Way
 Las Vegas, Nevada......    644     4,093            7        644   4,100    4,744      137         1997(A)    106,717
4880 Colt Street
 Ventura, California....  1,488     3,919          131      1,500   4,038    5,538      124         1997(A)    125,511
Gothard Business Park
 Huntington Beach,
  California............  1,812     1,819           40      1,814   1,857    3,671       53         1997(A)     56,638
Dimension Business Park
 Lake Forest,
  California............  1,606     1,945           43      1,606   1,988    3,594       58         1997(A)     45,257
Giltspur Building
 Garden Grove,
  California............    854     3,843        1,048        854   4,891    5,745      197         1997(A)    110,220
Alton Business Center
 Irvine, California.....  5,130     7,465           63      5,130   7,528   12,658      224         1998(A)    143,117
Fortune Business Center
 San Jose, California...  9,544    18,424          379      9,544  18,803   28,347      481         1998(A)    234,317
795 Trademark Drive
 Reno, Nevada...........  1,731     5,193                   1,731   5,193    6,924      136         1998(A)     75,257
1250 N. Tustin Avenue
 Anaheim, California....  2,098     4,158                   2,098   4,158    6,256       79         1998(A)     84,185
2911 Dow Avenue
 Tustin, California.....  1,124     2,408                   1,124   2,408    3,532       40         1998(A)     54,720
5759 Fleet Street
 Carlsbad, California...  3,112     7,702                   3,112   7,702   10,814        6         1998(A)     82,100
892/909 Towne Center
 Drive
 Foothill Ranch,
  California............  3,334                 12,352      4,949  10,737   15,686      133         1998(C)    303,327

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                 December 31, 1998
                   -----------------------------------------------------------------------------
                                                              Gross Amounts
                                                             at which Carried
                       Initial Cost          Costs          at Close of Period
                   ---------------------  Capitalized  ----------------------------                                Net
                             Buildings   Subsequent to                                              Date of      Rentable
                                and      Acquisition/                               Accumulated   Acquis.(A)/     Square
Property Location    Land   Improvements  Improvement    Land   Building   Total    Depreciation Constrc.(C)(1)    Feet
-----------------  -------- ------------ ------------- -------- -------- ---------- ------------ -------------- ----------
                                                               (in thousands)
3250 E. Carpenter
 Avenue
 Anaheim,
  California.....                          $  2,297             $  2,297 $    2,297   $     14       1998(C)        41,225
                   --------  ---------     --------    -------- -------- ----------   --------                  ----------
 TOTAL INDUSTRIAL
  PROPERTIES(3)..  $107,995  $ 221,017     $ 36,557    $110,199 $255,370 $  365,569   $ 28,852                   6,043,859
                   --------  ---------     --------    -------- -------- ----------   --------                  ----------
 TOTAL ALL
  PROPERTIES(3)..  $250,900  $ 722,128     $108,897    $253,500 $828,425 $1,081,925   $145,437                  11,624,318
                   ========  =========     ========    ======== ======== ==========   ========                  ==========

-------
(1) Represents date of construction or acquisition by the Company, or the Company's Predecessor, the Kilroy Group.

(2) These costs represent infrastructure costs incurred in 1989.

(3) This table does not include one industrial property with an aggregate 113,248 rentable square feet which was occupied at December 31, 1998. This property is part of a three building complex that was constructed by the Company. As substantial tenant improvements still needed to be completed at December 31, 1998, the complex was included in construction in progress at December 31, 1998.

  The aggregate gross cost of property included above for federal income tax purposes, approximated $1.0 billion as of December 31, 1998.

  The following table reconciles the historical cost of the total investment in real estate, net from January 1, 1996 to December 31, 1998:

                                                      Year Ended December 31,
                                                    ----------------------------
                                                       1998      1997     1996
                                                    ---------- -------- --------
                                                           (in thousands)
     Land, building and improvements, beginning of
      year........................................  $  800,019 $227,337 $224,983
       Additions during period--
         Acquisition, improvements, etc...........     281,906  572,682    2,354
                                                    ---------- -------- --------
     Land, building and improvements, end of
      year........................................   1,081,925  800,019  227,337
                                                    ---------- -------- --------
     Undeveloped land and construction in
      progress, net, beginning of year............      34,671
       Change in undeveloped land and construction
        in progress, net..........................      77,688   34,671
                                                    ---------- --------
     Undeveloped land and construction in
      progress, net, end of year..................     112,359   34,671
                                                    ---------- -------- --------
         Total investment in real estate, net, end
          of year.................................  $1,194,284 $834,690 $227,337
                                                    ========== ======== ========

  The following table reconciles the accumulated depreciation from January 1, 1996 to December 31, 1998:

                                                        Year Ended December 31,
                                                       --------------------------
                                                         1998     1997     1996
                                                       -------- -------- --------
                                                             (in thousands)
     Beginning of year...............................  $121,780 $109,668 $101,774
       Additions during period--
         Depreciation and amortization for the year..    23,657   12,112    7,894
                                                       -------- -------- --------
     End of year.....................................  $145,437 $121,780 $109,668
                                                       ======== ======== ========

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Year Ended December 31, 1998,
               Period from February 1, 1997 to December 31, 1997,
            Period from January 1, 1997 to January 31, 1997 and the
                          Year Ended December 31, 1996
                                 (in thousands)

                                                Charged to
                                                Costs and
                                     Balance at  Expenses              Balance
                                     Beginning  or Rental              at End
                                     of Period   Revenue   Deductions of Period
                                     ---------- ---------- ---------- ---------
Year ended December 31, 1998--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $1,136     $1,107    $   (787)  $1,456
                                       ======     ======    ========   ======
February 1, 1997 to December 31,
 1997--Allowance for uncollectible
 tenant receivables and unbilled
 deferred rent.....................    $1,675     $1,028    $(1,567)   $1,136
                                       ======     ======    ========   ======
January 1, 1997 to January 31,
 1997--Allowance for
 uncollectible tenant receivables
 and unbilled deferred rent........    $1,628     $   50    $    (3)   $1,675
                                       ======     ======    ========   ======
Year Ended December 31, 1996--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $1,837     $1,266    $(1,475)   $1,628
                                       ======     ======    ========   ======
Year Ended December 31, 1998--
 Allowance for
 potentially unrecoverable pre-
 development costs.................               $1,700               $1,700
                                                  ======               ======

                                 EXHIBIT INDEX

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
  3.1    Articles of Amendment and Restatement of the
          Registrant(1)
  3.2    Amended and Restated Bylaws of the Registrant(1)
  3.3    Form of Certificate for Common Stock of the
          Registrant(1)
  3.4    Articles Supplementary of the Registrant designating
          8.075% Series A Cumulative Redeemable Preferred
          Stock(10)
  3.5    Articles Supplementary of the Registrant, designating
          8.075% Series A Cumulative Redeemable Preferred
          Stock(13)
  3.6    Articles Supplementary of the Registrant designating
          its Series B Junior Participating Preferred Stock (to
          be filed by amendment)
  3.7    Articles Supplementary of the Registrant designating
          its 9.375% Series C Cumulative Redeemable Preferred
          Stock(15)
  4.1    Registration Rights Agreement, dated January 31,
          1997(1)
  4.2    Registration Rights Agreement, dated February 6,
          1998(10)
  4.3    Registration Rights Agreement, dated April 20, 1998(13)
  4.4    Registration Rights Agreement, dated November 24,
          1998(15)
  4.5    Registration Rights Agreement, dated as of October 31,
          1997(7)
  4.6    Rights Agreement, dated as of October 2, 1998 between
          Kilroy Realty Corporation and ChaseMellon Shareholder
          Services, L.L.C., as Rights Agent, which includes the
          form of Articles Supplementary of the Series B Junior
          Participating Preferred Stock of Kilroy Realty
          Corporation as Exhibit A, the form of Right
          Certificate as Exhibit B and the Summary of Rights to
          Purchase Preferred Shares as Exhibit C(16)
 10.1    Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated November 24,
          1998(15)
 10.2    Omnibus Agreement, dated as of October 30, 1996, by and
          among Kilroy Realty, L.P. and the parties named
          therein(1)
 10.3    Supplemental Representations, Warranties and Indemnity
          Agreement by and among Kilroy Realty, L.P. and the
          parties named therein(1)
 10.4    Pledge Agreement by and among Kilroy Realty, L.P., John
          B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy
          Industries(1)
 10.5    1997 Stock Option and Incentive Plan of the Registrant
          and Kilroy Realty, L.P(1)
 10.6    Form of Indemnity Agreement of the Registrant and
          Kilroy Realty, L.P. with certain officers and
          directors(1)
 10.7    Lease Agreement, dated January 24, 1989, by and between
          Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase I(1)
 10.8    First Amendment to Lease Agreement, dated December 28,
          1990, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase
          I(1)
 10.9    Lease Agreement, dated July 17, 1985, by and between
          Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase III(1)
 10.10   Lease Agreement, dated April 21, 1988, by and between
          Kilroy Long Beach Associates and the Board of Water
          Commissioners of the City of Long Beach, acting for
          and on behalf of the City of Long Beach, for Long
          Beach Phase IV(1)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
 10.11   Lease Agreement, dated December 30, 1988, by and
          between Kilroy Long Beach Associates and City of Long
          Beach for Kilroy Long Beach Phase II(1)
 10.12   First Amendment to Lease, dated January 24, 1989, by
          and between Kilroy Long Beach Associates and the City
          of Long Beach for Kilroy Long Beach Phase III(1)
 10.13   Second Amendment to Lease Agreement, dated December 28,
          1990, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase
          III(1)
 10.14   First Amendment to Lease Agreement, dated December 28,
          1990, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase
          II(1)
 10.15   Third Amendment to Lease Agreement, dated October 10,
          1994, by and between Kilroy Long Beach Associates and
          the City of Long Beach for Kilroy Long Beach Phase
          III(1)
 10.16   Development Agreement by and between Kilroy Long Beach
          Associates and the City of Long Beach(1)
 10.17   Amendment No. 1 to Development Agreement by and between
          Kilroy Long Beach Associates and the City of Long
          Beach(1)
 10.18   Ground Lease by and between Frederick Boysen and Ted
          Boysen and Kilroy Industries, dated May 15, 1969, for
          SeaTac Office Center(1)
 10.19   Amendment No. 1 to Ground Lease and Grant of Easement,
          dated April 27, 1973, among Frederick Boysen and
          Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac
          Properties(1)
 10.20   Amendment No. 2 to Ground Lease and Grant of Easement,
          dated May 17, 1977, among Frederick Boysen and Dorothy
          Boysen, Ted Boysen and Rose Boysen and Sea/Tac
          Properties(1)
 10.21   Airspace Lease, dated July 10, 1980, by and among the
          Washington State Department of Transportation, as
          lessor, and Sea Tac Properties, Ltd. and Kilroy
          Industries, as lessee(1)
 10.22   Lease, dated April 1, 1980, by and among Bow Lake,
          Inc., as lessor, and Kilroy Industries and SeaTac
          Properties, Ltd., as lessees for Sea/Tac Office
          Center(1)
 10.23   Amendment No. 1 to Ground Lease, dated September 17,
          1990, between Bow Lake, Inc., as lessor, and Kilroy
          Industries and Sea/Tac Properties, Ltd., as lessee(1)
 10.24   Amendment No. 2 to Ground Lease, dated March 21, 1991,
          between Bow Lake, Inc., as lessor, and Kilroy
          Industries and Sea/Tac Properties, Ltd., as lessee(1)
 10.25   Property Management Agreement between Kilroy Realty
          Finance Partnership, L.P. and Kilroy Realty, L.P.(1)
 10.26   Environmental Indemnity Agreement(1)
 10.27   Option Agreement by and between Kilroy Realty, L.P. and
          Kilroy Airport Imperial Co.(1)
 10.28   Option Agreement by and between Kilroy Realty, L.P. and
          Kilroy Calabasas Associates(1)
 10.29   Employment Agreement between the Registrant and John B.
          Kilroy, Jr.(1)
 10.30   Employment Agreement between the Registrant and Richard
          E. Moran Jr.(1)
 10.31   Employment Agreement between the Registrant and Jeffrey
          C. Hawken(1)
 10.32   Employment Agreement between the Registrant and C. Hugh
          Greenup(1)
 10.33   Noncompetition Agreement by and between the Registrant
          and John B. Kilroy, Sr.(1)
 10.34   Noncompetition Agreement by and between the Registrant
          and John B. Kilroy, Jr.(1)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
 10.35   License Agreement by and among the Registrant and the
          other persons named therein(1)
 10.36   Form of Indenture of Mortgage, Deed of Trust, Security
          Agreement, Financing Statement, Fixture Filing and
          Assignment of Leases, Rents and Security Deposits(1)
 10.37   Mortgage Note(1)
 10.38   Indemnity Agreement(1)
 10.39   Assignment of Leases, Rents and Security Deposits(1)
 10.40   Variable Interest Rate Indenture of Mortgage, Deed of
          Trust, Security Agreement, Financing Statement,
          Fixture Filing and Assignment of Leases and Rents(1)
 10.41   Environmental Indemnity Agreement(1)
 10.42   Assignment, Rents and Security Deposits(1)
 10.43   Form of Mortgage, Deed of Trust, Security Agreement,
          Financing Statement, Fixture Filing and Assignment of
          Leases and Rents(1)
 10.44   Assignment of Leases, Rents and Security Deposits(1)
 10.45   Purchase and Sale Agreement and Joint Escrow
          Instructions, dated April 30, 1997, by and between
          Mission Land Company, Mission-Vacaville, L.P. and
          Kilroy Realty, L.P.(2)
 10.46   Agreement of Purchase and Sale and Joint Escrow
          Instructions, dated April 30, 1997, by and between
          Camarillo Partners and Kilroy Realty, L.P.(2)
 10.47   Purchase and Sale Agreement and Escrow Instructions,
          dated May 5, 1997, by and between Kilroy Realty, L.P.
          and Pullman Carnegie Associates(4)
 10.48   Amendment to Purchase and Sale Agreement and Escrow
          Instructions, dated June 27, 1997, by and between
          Pullman Carnegie Associates and Kilroy Realty, L.P.(4)
 10.49   Purchase and Sale Agreement, Contribution Agreement and
          Joint Escrow Instructions, dated May 12, 1997, by and
          between Shidler West Acquisition Company, LLC and
          Kilroy Realty, L.P.(3)
 10.50   First Amendment to Purchase and Sale Agreement,
          Contribution Agreement and Joint Escrow Instructions,
          dated June 6, 1997, between Kilroy Realty, L.P. and
          Shidler West Acquisition Company, L.L.C. and Kilroy
          Realty, L.P.(3)
 10.51   Second Amendment to Purchase and Sale Agreement,
          Contribution Agreement and Joint Escrow Instructions,
          dated June 12, 1997, by and between Shidler West
          Acquisition Company, LLC and Kilroy Realty, L.P.(3)
 10.52   Agreement of Purchase and Sale and Joint Escrow
          Instructions, dated June 12, 1997, by and between
          Mazda Motor of America, Inc. and Kilroy Realty,
          L.P.(4)
 10.53   Amendment to Agreement of Purchase and Sale and Joint
          Escrow Instructions, dated June 30, 1997, by and
          between Mazda Motor of America, Inc. and Kilroy
          Realty, L.P.(4)
 10.54   Agreement for Purchase and Sale of 2100 Colorado
          Avenue, Santa Monica, California, dated June 16, 1997,
          by and between Santa Monica Number Seven Associates
          L.P. and Kilroy Realty L.P.(4)
 10.55   Second Amendment to Credit Agreement and First
          Amendment to Variable Interest Rate Indenture of
          Mortgage, Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and Assignment of Leases and
          Rent dated August 13, 1997(5)
 10.56   Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1997, by and between
          Kilroy Realty, L.P. and Mission Square Partners(6)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------
 10.57   First Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated August 22, 1997(6)
 10.58   Second Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 5, 1997(6)
 10.59   Third Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 19, 1997(6)
 10.60   Fourth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 22, 1997(6)
 10.61   Fifth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 23, 1997(6)
 10.62   Sixth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 25, 1997(6)
 10.63   Seventh Amendment to the Purchase and Sale Agreement
          and Joint Escrow Instructions, dated July 10, 1997, by
          and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 29, 1997(6)
 10.64   Eighth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated October 2, 1997(6)
 10.65   Ninth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1997, by and
          between Kilroy Realty, L.P. and Mission Square
          Partners, dated October 24, 1997(6)
 10.66   Contribution Agreement, dated October 21, 1997, by and
          between Kilroy Realty, L.P. and Kilroy Realty
          Corporation and The Allen Group and the Allens(8)
 10.67   Purchase and Sale Agreement and Escrow Instructions,
          dated December 11, 1997, by and between Kilroy Realty,
          L.P. and Swede-Cal Properties, Inc., Viking Investors
          of Southern California, L.P. and Viking Investors of
          Southern California II, L.P.(9)
 10.68   Amendment to the Contribution Agreement, dated October
          14, 1998, by and between Kilroy Realty, L.P. and
          Kilroy Realty Corporation and The Allen Group and the
          Allens, dated October 21, 1997(15)
 10.69   Amended and Restated Revolving Credit Agreement, dated
          as of October 8, 1998 among Kilroy Realty, L.P.,
          Morgan Guaranty Trust Company of New York, as Bank and
          as Lead Agent for the Banks, and the Banks listed
          therein.(14)
 10.70   Amended and Restated Guaranty of Payment, dated as of
          October 8, 1998, between Kilroy Realty Corporation and
          Morgan Guaranty Trust Company of New York.(14)
  21.1   List of Subsidiaries of the Registrant(17)
 *23.1   Consent of Deloitte & Touche LLP

                                                                Sequentially
 Exhibit                                                          Numbered
 Number                       Description                           Page
 -------                      -----------                       ------------
 *24.1   Power of Attorney (included in the signature page of
          this Form 10-K)
 *27.1   Financial Data Schedule

--------
  * Filed herewith

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

(11) Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1998 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 1998 and incorporated herein by reference.

(14) Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 1998 and incorporated herein by reference.

(15) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 1998 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1998 and incorporated herein by reference.

(17) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.