Form 10-Q
period 1999-03-31
KILROY REALTY CORP
filed 1999-05-17
CIK 1025996

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

                 For the quarterly period ended March 31, 1999

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

  As of May 12, 1999, 27,629,210 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of March 31, 1999 and December
         31, 1998 (Unaudited)............................................     3
         Consolidated Statements of Operations for the three months ended
         March 31, 1999 and 1998 (Unaudited).............................     4
         Consolidated Statements of Cash Flows for the three months ended
         March 31, 1999 and 1998 (Unaudited).............................     5
         Notes to the Consolidated Financial Statements (Unaudited)......     6
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    12
 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    22

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS...............................................    25
 Item 2. CHANGES IN SECURITIES...........................................    25
 Item 3. DEFAULTS UPON SENIOR SECURITIES.................................    25
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    25
 Item 5. OTHER INFORMATION...............................................    25
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................    25
         SIGNATURES......................................................    26

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                         March 31,   December 31,
                                                            1999         1998
                                                         ----------  ------------
                         ASSETS
                         ------
INVESTMENT IN REAL ESTATE (Note 2):
  Land and improvements................................  $  258,062   $  253,500
  Buildings and improvements...........................     849,155      828,425
  Undeveloped land and construction in progress, net...     176,011      112,359
                                                         ----------   ----------
   Total investment in real estate.....................   1,283,228    1,194,284
  Accumulated depreciation and amortization............    (151,939)    (145,437)
                                                         ----------   ----------
   Investment in real estate, net......................   1,131,289    1,048,847
CASH AND CASH EQUIVALENTS..............................       2,463        6,443
RESTRICTED CASH........................................       7,457        6,896
TENANT RECEIVABLES, NET................................      15,814       15,630
NOTES RECEIVABLE FROM RELATED PARTIES..................                    8,798
DEFERRED FINANCING AND LEASING COSTS, NET..............      17,375       16,168
PREPAID EXPENSES AND OTHER ASSETS......................       4,423        3,146
                                                         ----------   ----------
   TOTAL ASSETS........................................  $1,178,821   $1,105,928
                                                         ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Mortgage debt (Note 3)...............................  $  227,836   $  133,383
  Unsecured line of credit (Note 3)....................     232,000      272,000
  Accounts payable and accrued expenses................      18,718       18,091
  Accrued distributions (Note 8).......................      13,567       12,895
  Rents received in advance and tenant security
   deposits............................................      13,065       13,160
                                                         ----------   ----------
   Total liabilities...................................     505,186      449,529
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES..........................
MINORITY INTERESTS (Note 4):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders.........................................      73,716       73,718
  9.375% Series C Cumulative Redeemable Preferred
   unitholders.........................................      34,471       34,410
  Common unitholders...................................      80,412       72,372
  Minority interest in Development LLCs................       9,733
                                                         ----------   ----------
   Total minority interests............................     198,332      180,500
                                                         ----------   ----------
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value, 27,200,000 shares
   authorized, none issued and outstanding.............
  8.075% Series A Cumulative Redeemable Preferred
   stock, $.01 par value, 1,700,000 shares authorized,
   none issued and outstanding.........................
  Series B Junior Participating Preferred stock, $.01
   par value, 400,000 shares authorized, none issued
   and outstanding.....................................
  9.375% Series C Cumulative Redeemable Preferred
   stock, $.01 par value, 700,000 shares authorized,
   none issued and outstanding.........................
  Common stock, $.01 par value, 150,000,000 shares
   authorized, 27,629,210 and 27,639,210 shares issued
   and outstanding, respectively.......................         276          276
  Additional paid-in capital...........................     488,565      487,467
  Distributions in excess of earnings..................     (13,538)     (11,844)
                                                         ----------   ----------
   Total stockholders' equity..........................     475,303      475,899
                                                         ----------   ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $1,178,821   $1,105,928
                                                         ==========   ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (unaudited, in thousands, except share and per share data)

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
REVENUES (Note 6):
  Rental income.......................................  $   32,818  $   25,460
  Tenant reimbursements...............................       4,123       3,225
  Interest income.....................................         400         474
  Other income........................................         209         194
                                                        ----------  ----------
    Total revenues....................................      37,550      29,353
                                                        ----------  ----------
EXPENSES:
  Property expenses...................................       5,134       3,971
  Real estate taxes...................................       3,009       2,088
  General and administrative expenses.................       2,314       1,559
  Ground leases.......................................         337         305
  Interest expense....................................       5,759       4,786
  Depreciation and amortization.......................       7,217       5,854
                                                        ----------  ----------
    Total expenses....................................      23,770      18,563
                                                        ----------  ----------
INCOME BEFORE EQUITY IN LOSS OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS                          13,780      10,790
EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY...........                      (1)
                                                        ----------  ----------
INCOME BEFORE MINORITY INTERESTS......................      13,780      10,789
                                                        ----------  ----------
MINORITY INTERESTS:
  Distributions on Cumulative Redeemable
   Preferred units....................................      (2,334)       (700)
  Minority interest in earnings.......................      (1,536)     (1,210)
                                                        ----------  ----------
    Total minority interests..........................      (3,870)     (1,910)
                                                        ----------  ----------
NET INCOME............................................  $    9,910  $    8,879
                                                        ==========  ==========
Net income per common share--basic (Note 7)...........  $     0.36  $     0.35
                                                        ==========  ==========
Net income per common share--diluted (Note 7).........  $     0.36  $     0.35
                                                        ==========  ==========
Weighted average shares outstanding--basic (Note 7)...  27,632,543  25,230,467
                                                        ==========  ==========
Weighted average shares outstanding--diluted (Note 7).  27,632,594  25,400,890
                                                        ==========  ==========


          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            -------------------
                                                              1999      1998
                                                            --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................  $  9,910  $   8,879
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................     7,217      5,854
  Provision for uncollectable tenant receivables and
   deferred rent..........................................       215        190
  Restricted stock compensation...........................       126        115
  Minority interest in earnings...........................     1,536      1,210
  Other...................................................      (217)         1
  Changes in assets and liabilities:
  Tenant receivables......................................      (696)       290
  Deferred leasing costs..................................      (872)    (1,318)
  Prepaid expenses and other assets.......................      (734)      (258)
  Accounts payable and accrued expenses...................     1,553       (330)
  Rents received in advance and tenant security deposits..       (95)     1,097
  Accrued distributions to Cumulative Redeemable Preferred
   unitholders............................................        73        700
                                                            --------  ---------
   Net cash provided by operating activities..............    18,016     16,427
                                                            --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties....................   (18,645)  (124,716)
 Expenditures for undeveloped land and construction in
  progress................................................   (43,240)    (6,157)
 Proceeds from sale of undeveloped land...................     1,387
 Increase in escrow deposits..............................              (11,325)
 Net investment in and advances (to) from unconsolidated
  subsidiary..............................................    (1,173)        19
                                                            --------  ---------
   Net cash used in investing activities..................   (61,671)  (142,179)
                                                            --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuances of common stock..............               58,992
 Net proceeds from issuance of Cumulative Redeemable
  Preferred units.........................................               58,377
 Net (repayment) borrowings on line of credit.............   (40,000)    20,000
 Proceeds from issuance of mortgage debt..................    95,000      5,000
 Principal payments on mortgage debt......................      (547)    (1,404)
 Financing costs..........................................    (1,322)      (578)
 (Increase) decrease in restricted cash...................      (561)       766
 Distributions paid to common stockholders and common
  unitholders.............................................   (12,895)   (10,804)
                                                            --------  ---------
   Net cash provided by financing activities..............    39,675    130,349
                                                            --------  ---------
Net (decrease) increase in cash and cash equivalents......    (3,980)     4,597
Cash and cash equivalents, beginning of period............     6,443      8,929
                                                            --------  ---------
Cash and cash equivalents, end of period .................  $  2,463  $  13,526
                                                            ========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest......  $  5,111  $   3,528
                                                            ========  =========
 Distributions paid to Cumulative Redeemable Preferred
  unitholders.............................................  $  2,261
                                                            ========
NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 8)................  $ 13,567  $  12,413
                                                            ========  =========
 Issuance of common units of the Operating Partnership to
  acquire operating properties and undeveloped land (Note
  2)......................................................  $  9,915  $  13,511
                                                            ========  =========
 Minority interest recorded in connection with Development
  LLC undeveloped land acquisitions (Notes 2 and 4).......  $  9,733
                                                            ========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

1. Organization

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of principally Class A suburban office and industrial properties in select locations in key suburban submarkets, primarily in Southern California. As of March 31, 1999, the Company's stabilized portfolio consisted of 82 office properties and 86 industrial properties, which encompassed approximately 5.7 million and 6.2 million rentable square feet, respectively, and was 95.1% occupied. In addition, as of March 31, 1999, the Company had under development five office and one industrial building which when completed are expected to encompass 408,000 and 212,000 rentable square feet, respectively. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 85.5% general partnership interest in the Operating Partnership as of March 31, 1999.

  The majority of the Company's properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

Basis of Presentation

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Acquisitions and Dispositions

  In February 1999, the Company acquired three acres of undeveloped land in San Diego, California for $0.4 million in cash and 119,460 common units of the Operating Partnership valued at $2.5 million based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange ("NYSE"). The undeveloped land was acquired from The Allen Group, a group of affiliated real estate development companies based in Visalia, California. An Executive Vice President of the Company received 76,896 of the total 119,460 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

  In March 1999, the Company acquired one office property containing 126,000 aggregate rentable square feet in San Diego, California for $17.5 million in cash and 168,402 common units of the Operating Partnership

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

valued at $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE. The office property, which is 100% leased through February 2014, was acquired pursuant to an existing agreement executed between the Company and The Allen Group in October 1997. In May 1998, the Company entered into an agreement to loan up to $2.3 million to a limited liability company controlled by Richard S. Allen, a former member of the Company's Board of Directors, to finance tenant improvements to this property. The $2.3 million balance of the note and the related interest, which accrued at a rate of Prime plus 1.00%, were repaid to the Company in connection with the acquisition. An Executive Vice President of the Company received 98,476 of the total 168,402 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily with existing working capital and borrowings on the Company's revolving credit facility.

  During the three months ended March 31, 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California for $16.1 million and 184,172 common units of the Operating Partnership valued at $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE. The undeveloped land was acquired pursuant to an existing agreement between the Company and The Allen Group that provided for the joint development of two office projects, with approximately 1.0 million aggregate rentable square feet, over the next five years. Both the Company and The Allen Group contributed their respective 50% interests in the undeveloped land to two limited liability companies (the "Development LLCs") upon the completion of the acquisition. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $8.5 million to a limited partnership controlled by Richard S. Allen to finance infrastructure improvements on the undeveloped land. The $8.5 million balance of the note was assumed by the Development LLCs in connection with the undeveloped land acquisition. The related interest, which accrued at a rate of LIBOR plus 1.85%, was paid to the Company by the limited partnership. An Executive Vice President of the Company received 69,694 of the total 184,172 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily with existing working capital and borrowings on the Company's revolving credit facility.

  In February 1999, the Company sold eight acres of its 18-acre undeveloped land parcel in Calabasas, California to the City of Calabasas for a total sales price of $1.4 million. The land is part of a 66-acre development site which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. The Company presently plans to develop 210,000 rentable square feet of office property on the remaining ten acres it currently owns. The infrastructure improvements on the land were financed with Mello Roos bonds which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation that related to the eight acres the Company sold to the City of Calabasas was defeased. The Mello Roos bonds currently have a principal balance of approximately $12.5 million. Principal and interest on the bonds will be charged to the Company and other owners through property tax bills through 2028 based on the relative value of land and buildings on the site. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is estimated at $5.5 million but may decrease depending on the actual size and number of buildings built. The periodic Mello Roos assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction.

3. Unsecured Line of Credit and Mortgage Debt

  As of March 31, 1999, the Company had borrowings of $232 million and one letter of credit in the amount of $0.1 million outstanding under its revolving unsecured line of credit (the "Credit Facility"). Availability under the Credit Facility was $77.9 million at March 31, 1999 based upon the value of the Company's unencumbered stabilized operating assets.

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)


  On March 11, 1999, the Company executed a $95.0 million mortgage loan. The mortgage loan is collateralized by nine office and industrial properties, requires monthly principal and interest payments based on a fixed interest rate of 7.20%, amortizes over 25 years, and matures in April 2009. Two letters of credit totaling $2.0 million, which the Company issued under the Credit Facility in December 1998 and January 1999 to cover the deposit and application costs required by the mortgagor, expired upon the closing of the mortgage loan. The Company used the proceeds from the mortgage loan to repay borrowings under the Credit Facility and to fund development expenditures.

  On April 23, 1999, the Company executed a $30.0 million mortgage loan. The mortgage loan is collateralized by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed interest rate of 7.15%, amortizes over 18 years, and matures in May 2017. The Company used the proceeds from the mortgage loan to repay an existing mortgage loan with an outstanding balance of $19.0 million at March 31, 1999, to repay borrowings under the Credit Facility and to fund development expenditures.

  Total interest capitalized for the three months ended March 31, 1999 and 1998 was $1.9 million and $1.4 million, respectively.

4. Minority Interests

  Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs.

  During the three months ended March 31, 1999, the Operating Partnership issued 472,034 common units of the Operating Partnership in connection with operating property and undeveloped land acquisitions (see Note 2). As a result, the Company owned an 85.5% general partnership interest in the Operating Partnership as of March 31, 1999.

  During the three months ended March 31, 1999, the Company became a 50% managing member in the Development LLCs as a result of the acquisition of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs (see Note 2). The Development LLCs are consolidated for financial reporting purposes since the Company holds significant control over the entities through a 50% ownership interest, combined with the ability to control all significant development decisions.

5. Stockholders Equity

  In February 1999, the Company filed a registration statement on Form S-3 with the SEC which registered the potential issuance and resale of up to 2,817,476 shares of the Company's common stock to the identified holders of 2,817,476 common units of the Operating Partnership. The 2,817,476 common units, previously issued in connection with two 1997 transactions, may be exchanged, at the Company's option, on a one-for-one basis, into shares of the Company's common stock on or after January 31, 1999. The Company and the Operating Partnership will not receive any of the proceeds from the issuance of the common stock to the identified common unitholders. The registration statement has not yet been declared effective by the SEC.

  In March 1999, the Company filed a registration statement on Form S-3 with the SEC which, in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"), registered 1,000,000 shares of the Company's common stock. The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP") and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company or from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The registration statement has not yet been declared effective by the SEC.

  In May 1999, the Company filed a registration statement on Form S-8 with the SEC that registered the potential issuance and resale of up to 1,500,000 shares of the Company's common stock in connection with shares of the Company's common stock issuable to the Company's employees and directors under the 1997 Stock Option and Incentive Plan.

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)


6. Segment Disclosure

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

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
Revenues and Expenses
Office Properties:
  Operating revenues(1)......................................  $25,558  $19,858
  Property and related expenses..............................    6,486    5,101
                                                               -------  -------
  Net operating income, as defined...........................   19,072   14,757
                                                               -------  -------
Industrial Properties:
  Operating revenues(1)......................................   11,592    9,021
  Property and related expenses..............................    1,994    1,263
                                                               -------  -------
  Net operating income, as defined...........................    9,598    7,758
                                                               -------  -------
Total Reportable Segments:
  Operating revenues(1)......................................   37,150   28,879
  Property and related expenses..............................    8,480    6,364
                                                               -------  -------
  Net operating income, as defined...........................   28,670   22,515
                                                               -------  -------
Reconciliation to Consolidated Net Income:
  Total net operating income, as defined, for reportable
   segments..................................................   28,670   22,515
  Other unallocated revenues:
    Interest income..........................................      400      474
  Other unallocated expenses:
    General and administrative expenses......................    2,314    1,559
    Interest expense.........................................    5,759    4,786
    Depreciation and amortization............................    7,217    5,854
                                                               -------  -------
Net income before equity in loss of unconsolidated subsidiary
 and minority interests......................................   13,780   10,790
Equity in loss of unconsolidated subsidiary..................                (1)
Minority interests...........................................   (3,870)  (1,910)
                                                               -------  -------
Net income...................................................  $ 9,910  $ 8,879
                                                               =======  =======

--------
(1) All operating revenues are comprised of amounts received from external tenants.

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)


7. Earnings Per Share

  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive since the exchange of common units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income.

                                              Three Months Ended March 31, 1999
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)  Amount
                                             ----------- ------------- ---------
                                               (in thousands, except share and
                                                     per share amounts)
   Basic....................................   $9,910     27,632,543     $0.36
   Effect of dilutive securities:
     Stock options granted..................                      51
                                               ------     ----------     -----
   Diluted..................................   $9,910     27,632,594     $0.36
                                               ======     ==========     =====

                                              Three Months Ended March 31, 1998
                                             -----------------------------------
                                               Income       Shares     Per Share
                                             (Numerator) (Denominator)  Amount
                                             ----------- ------------- ---------
                                               (in thousands, except share and
                                                     per share amounts)
   Basic....................................   $8,879     25,230,467     $0.35
   Effect of dilutive securities:
     Stock options granted..................                 170,423
                                               ------     ----------     -----
   Diluted..................................   $8,879     25,400,890     $0.35
                                               ======     ==========     =====

  At March 31, 1999, Company employees and directors held options to purchase 2,343,000 shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

8. Subsequent Events

  On April 12, 1999 distributions aggregating $13.6 million were paid to common stockholders and common unitholders of record on March 31, 1999.

  On April 20, 1999, the Company acquired nine acres of undeveloped land located in San Diego, California for an aggregate purchase price of approximately $4.3 million.

  On April 23, 1999, the Company executed a $30.0 million mortgage loan (see
Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

Overview and Background

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of the Kilroy Group, the Company's predecessor, which had been engaged in the acquisition, management, financing, construction and leasing of principally Class A suburban office and industrial properties in select locations in key suburban submarkets, primarily in Southern California. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 85.5% general partnership interest in the Operating Partnership as of March 31, 1999.

Results of Operations

  During the three months ended March 31, 1999, the Company acquired one office property totaling 126,000 rentable square feet, for a total purchase price of $21.1 million. During 1998, the Company acquired 25 office and 16 industrial buildings totaling 1.4 million and 674,000 aggregate rentable square feet, respectively, for an aggregate acquisition cost of approximately $254 million. Operating results for acquired properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition dates.

  As a result of the properties acquired subsequent to March 31, 1998, rentable square footage in the Company's portfolio of stabilized properties increased 2.3 million rentable square feet, or 24.2% to 11.9 million rentable square feet at March 31, 1999 compared to 9.6 million rentable square feet at March 31, 1998. As of March 31, 1999, the Company's portfolio of stabilized properties was comprised of 82 office properties (the "Office Properties") encompassing 5.7 million rentable square feet and 86 industrial properties (the "Industrial Properties" and together with the Office Properties the "Properties") encompassing 6.2 million rentable square feet. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties with the exception of properties and projects included in construction in progress. With respect to properties developed by the Company, the Company's policy is to include properties in its stabilized portfolio upon the earlier of one year from the date of substantial completion or the date such property reaches stabilized occupancy of 95.0%. The portfolio occupancy rate at March 31, 1999 was 95.1%, with the Office and Industrial Properties 94.8% and 95.4% occupied, respectively.

Three Months Ended March 31, 1999 compared to Three Months Ended March 31,
1998

                                             Three Months
                                            Ended March 31,
                                            --------------- Dollar  Percentage
                                             1999    1998   Change    Change
                                            ------- ------- ------  ----------
                                                 (dollars in thousands)
Revenues:
  Rental income............................ $32,818 $25,460 $7,358     28.9%
  Tenant reimbursements....................   4,123   3,225    898     27.8
  Interest income..........................     400     474    (74)   (15.6)
  Other income.............................     209     194     15      7.7
                                            ------- ------- ------
    Total revenues.........................  37,550  29,353  8,197     27.9
                                            ------- ------- ------
Expenses:
  Property expenses........................   5,134   3,971  1,163     29.3
  Real estate taxes........................   3,009   2,088    921     44.1
  General and administrative expenses......   2,314   1,559    755     48.4
  Ground leases............................     337     305     32     10.5
  Interest expense.........................   5,759   4,786    973     20.3
  Depreciation and amortization............   7,217   5,854  1,363     23.3
                                            ------- ------- ------
    Total expenses.........................  23,770  18,563  5,207     28.1
                                            ------- ------- ------
Income before equity in income (loss) of
 unconsolidated subsidiary and minority
 interests................................. $13,780 $10,790 $2,990     27.7%
                                            ======= ======= ======

Rental Operations

  Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for three months ended March 31, 1999 and 1998.

                               Office Properties

                                                Three Months
                                               Ended March 31,
                                               --------------- Dollar Percentage
                                                1999    1998   Change   Change
                                               ------- ------- ------ ----------
                                                    (dollars in thousands)
Operating Revenues:
  Rental income............................... $22,541 $17,427 $5,114    29.3%
  Tenant reimbursements.......................   2,817   2,321    496    21.4
  Other income................................     200     110     90    81.8
                                               ------- ------- ------
    Total.....................................  25,558  19,858  5,700    28.7
                                               ------- ------- ------
Property and related expenses:
  Property expenses...........................   4,285   3,472    813    23.4
  Real estate taxes...........................   1,864   1,323    541    40.9
  Ground leases...............................     337     306     31    10.1
                                               ------- ------- ------
    Total.....................................   6,486   5,101  1,385    27.2
                                               ------- ------- ------
Net operating income, as defined.............. $19,072 $14,757 $4,315    29.2%
                                               ======= ======= ======

  Total revenues from Office Properties increased $5.7 million, or 28.7% to $25.6 million for the three months ended March 31, 1999 compared to $19.9 million for the three months ended March 31, 1998. Rental income from Office Properties increased $5.1 million, or 29.3% to $22.5 million for the three months ended March 31,

1999 compared to $17.4 million for the three months ended March 31, 1998. Of this increase, $0.1 million was generated by one office property acquired during 1999 (the "1999 Office Acquisition"), $3.5 million was generated by the Office Properties acquired during 1998 (the "1998 Office Acquisitions") and $0.7 million was generated by the Office Properties developed in 1998 (the "1998 Office Development Properties"). The remaining $0.8 million of the increase was generated by the stabilized office properties owned at January 1, 1998 and still owned at January 1, 1999 (the "Core Office Portfolio"), and represented a 5.3% increase in rental income for the Core Office Portfolio. Average occupancy in the Core Office Portfolio remained consistent for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in rental income generated by the Core Office Portfolio was primarily attributable to increases in rental rates.

  Tenant reimbursements from Office Properties increased $0.5 million, or 21.4% to $2.8 million for the three months ended March 31, 1999 compared to $2.3 million for three months ended March 31, 1998. Of this increase, $0.4 million was attributable to the 1999 Office Acquisition, the 1998 Office Acquisitions and the 1998 Office Development Properties. The remaining $0.1 million of the increase was generated by the Core Office Portfolio. Other income from office buildings increased $0.1 million, or 81.8% to $0.2 million for the three months ended March 31, 1999 compared to $0.1 million for the comparable period in 1998. This increase is primarily due to a $0.1 million gain on the sale of eight acres of undeveloped land in Calabassas, California.

  Total expenses from Office Properties increased $1.4 million, or 27.2% to $6.5 million for the three months ended March 31, 1999 compared to $5.1 million for the three months ended March 31, 1998. Property expenses increased $0.8 million, or 23.4% to $4.3 million and real estate taxes increased $0.5 million, or 40.9% to $1.8 million for the three months ended March 31, 1999 compared to $3.5 million and $1.3 million, respectively, for the three months ended March 31, 1998. Of the collective increase of $1.3 million in property expenses and real estate taxes, $1.2 million was attributable to the 1998 Office Acquisitions and the 1998 Office Development Properties. The remaining $0.1 million of the increase at the Core Office Portfolio was primarily due to an increase in real estate taxes at the SeaTac Office Center which resulted from the completion of substantial renovations. Ground lease expense remained consistent for the three months ended March 31, 1999 compared to the comparable period in 1998.

  Net operating income, as defined, from Office Properties increased $4.3 million, or 29.2% to $19.1 million for the three months ended March 31, 1999 compared to $14.8 million for the three ended March 31, 1998. Of this increase, $3.5 million was generated by the 1999 Office Acquisition, the 1998 Office Acquisitions, and the 1998 Office Development Properties. The remaining increase of $0.8 million was generated by the Core Office Portfolio and represents a 6.4% increase in net operating income for the Core Office Portfolio.

                             Industrial Properties

                                                Three Months
                                                   Ended
                                                 March 31,
                                               -------------- Dollar  Percentage
                                                1999    1998  Change    Change
                                               ------- ------ ------  ----------
                                                    (dollars in thousands)
Operating Revenues:
  Rental income............................... $10,277 $8,032 $2,245     28.0%
  Tenant reimbursements.......................   1,305    904    401     44.4
  Other income................................      10     85    (75)   (88.2)
                                               ------- ------ ------
    Total.....................................  11,592  9,021  2,571     28.5
                                               ------- ------ ------
Property and related expenses:
  Property expenses...........................     850    498    352     70.7
  Real estate taxes...........................   1,144    765    379     49.5
                                               ------- ------ ------
    Total.....................................   1,994  1,263    731     57.9
                                               ------- ------ ------
Net operating income, as defined.............. $ 9,598 $7,758 $1,840     23.7%
                                               ======= ====== ======

  Total revenues from Industrial Properties increased $2.6 million, or 28.5% to $11.6 million for the three months ended March 31, 1999 compared to $9.0 million for the three months ended March 31, 1998. Rental income increased $2.3 million, or 28.0% to $10.3 million for the three months ended March 31, 1999 compared to $8.0 million for the three months ended March 31, 1998. Of this increase, $1.0 million was generated by the Industrial Properties acquired during 1998 (the "1998 Industrial Acquisitions") and $1.3 million was generated by the Industrial Properties developed in 1998 (the "1998 Industrial Development Properties"). Rental income from the stabilized industrial properties owned at January 1, 1998 and still owned at January 1, 1999 (the "Core Industrial Portfolio") remained consistent for the three months ended March 31, 1999 compared to the comparable period in 1998.

  Tenant reimbursements from Industrial Properties increased $0.4 million, or 44.4% to $1.3 million for the three months ended March 31, 1999 compared to $0.9 million for three months ended March 31, 1998. Of this increase, $0.2 million was attributable to the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties. The remaining $0.2 million was attributable to the Core Industrial Portfolio, of which $0.1 million correlated with the increase in real estate taxes reimbursable by tenants. Other income decreased $75,000 or 88.2% to $10,000 for the three months ended March 31, 1999 compared to $85,000 for the same period in 1998. Other income for the three months ended March 31, 1998 included $75,000 in lease termination fees.

  Total expenses from Industrial Properties increased $0.7 million, or 57.9% to $2.0 million for the three months ended March 31, 1999 compared to $1.3 million for the three months ended March 31, 1998. Property expenses increased $0.3 million, or 70.7% to $0.8 million and real estate taxes increased $0.4 million, or 49.5% to $1.1 million for the three months ended March 31, 1999 compared to $0.5 million and $0.8 million, respectively, for the three months ended March 31, 1998. Of the collective $0.7 million increase in property expenses and real estate taxes, $0.5 million was attributable to the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties. The remaining $0.2 million increase was attributable to the Core Industrial Portfolio and was primarily due to an increase in real estate taxes attributable to acquisition-related increases on properties acquired by the Company in 1997.

  Net operating income, as defined, from Industrial Properties increased $1.8 million, or 23.7% to $9.6 million for the three months ended March 31, 1999 compared to $7.8 million for the three months ended March 31, 1998. An increase of $1.9 million in net operating income generated from the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties was offset by a decrease of $0.1 million in net operating income from the Core Industrial Portfolio. This decrease was due primarily to the recognition of $0.1 million in lease termination fees during the three months ended March 31, 1998.

Non-Property Related Income and Expenses

  Interest income decreased $0.1 million, or 15.6% to $0.4 million for the three months ended March 31, 1999 compared to $0.5 million for the three months ended March 31, 1998 due to a decrease in cash on hand.

  General and administrative expenses increased $0.8 million, or 48.4% to $2.3 million for the three months ended March 31, 1999 compared to $1.5 million for the three months ended March 31, 1998, due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

  Interest expense increased $1.0 million, or 20.3% to $5.8 million for the three months ended March 31, 1999 compared to $4.8 million for the comparable period in 1998, primarily due to a general increase in mortgage borrowings and higher monthly average outstanding balances under the Company's Credit Facility during the first quarter of 1999. The Company's weighted average interest rate decreased 0.5% to 7.0% at March 31, 1999 compared to 7.5% at March 31, 1998.

  Depreciation and amortization expense increased $1.4 million, or 23.3% to $7.2 million for the three months ended March 31, 1999 compared to $5.8 million for the comparable period in 1998. The increase was due to a full quarter of depreciation on properties acquired during 1998.

Liquidity and Capital Resources

  The Company has a $350 million unsecured revolving line of credit (the "Credit Facility") which bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.13%, LIBOR plus 1.25% or LIBOR plus 1.38% (6.23% at March 31,
1999) depending on the Company's leverage ratio at the time of borrowing, and matures in February 2000, with the lender's option to extend for one year. Availability under the Credit Facility depends upon the value of the Company's unencumbered stabilized operating assets and was $77.9 million at March 31, 1999. As of March 31, 1999, the Company had borrowings of $232 million and one letter of credit in the amount of $0.1 million outstanding under the Credit Facility.

  On March 11, 1999, the Company executed a $95.0 million mortgage loan. The mortgage loan is collateralized by nine office and industrial properties, requires monthly principal and interest payments based on a fixed interest rate of 7.20%, amortizes over 25 years, and matures in April 2009. Two letters of credit totaling $2.0 million, which the Company issued under the Credit Facility in December 1998 and January 1999 to cover the deposit and application costs required by the mortgagor, expired upon the closing of the mortgage loan. The Company used the proceeds from the mortgage loan to repay borrowings under the Credit Facility and to fund development expenditures.

  On April 23, 1999, the Company executed a $30.0 million mortgage loan. The mortgage loan is collateralized by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed interest rate of 7.15%, amortizes over 18 years, and matures in May 2017. The Company used the proceeds from the mortgage loan to repay an existing mortgage loan with an outstanding balance of $19.0 million at March 31, 1999, to repay borrowings under the Credit Facility and to fund development expenditures.

  On March 10, 1999, the Company filed a registration statement on Form S-3 with the SEC which, in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"), registered 1,000,000 shares of the Company's common stock. The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the DRIP, the COPP and the WDP. The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment of outstanding indebtedness and general corporate uses. This registration statement has not yet been declared effective by the SEC.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the SEC that registered $400 million of equity securities of the Company. As of May 12, 1999, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

  As of March 31, 1999, the Company had approximately 408,000 and 212,000 rentable square feet of office and industrial space, respectively, under construction at a total budgeted cost of approximately $85.5 million. The Company has spent an aggregate of $42.1 million on these projects as of March 31, 1999. The Company intends to finance the remaining $43.4 million of development costs with borrowings under the Credit Facility and working capital. In addition, at March 31, 1999, the Company has also spent $134 million on land and pre-development costs for phased development projects which are planned for the next five years.

  At March 31, 1999, the Company had escrow deposits of $0.4 million for the contemplated acquisition of one office building with 50,000 aggregate rentable square feet. The aggregate acquisition cost of the land and building is estimated to be approximately $9.0 million. The Company intends to finance the acquisition with borrowings under the Credit Facility and working capital.

  In connection with an agreement signed with The Allen Group in October 1997, the Company is committed to purchase two office properties totaling 254,000 rentable square feet for an aggregate purchase price of $40.1 million. On March 19, 1999, the Company acquired the first of the two office properties encompassing 126,000 rentable square feet for $17.5 million in cash and 168,402 common units of the Operating Partnership valued at approximately $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE. The acquisition was based upon what the Company believes were terms comparable to terms obtainable from third-parties based on arm's-length negotiations. An Executive Vice President of the Company received 98,476 of the total 168,402 common units. The Company intends to finance the remaining acquisition with borrowings under the Credit Facility and the issuance of approximately $7.4 million of common units of the Operating Partnership.

  The transaction with The Allen Group also provides for the development of two office projects in San Diego, California with approximately 1.0 million aggregate rentable square feet for an estimated aggregate development cost of approximately $150 million. The Company agreed to purchase a 50% interest in the two projects and to manage the development of both projects upon completion of all necessary entitlements and infrastructure. During the three months ended March 31, 1999, the Company purchased a 50% managing interest in both of the development projects for an aggregate purchase price of $16.1 million and 184,172 common units of the operating Partnership valued at approximately $3.8 million based upon the closing share price of the Company's common stock on the NYSE. Both the Company and The Allen Group contributed their respective 50% interests to the Development LLCs. The acquisitions were based upon what the Company believes were terms comparable to terms obtainable from third-parties based on arm's-length negotiations. An Executive Vice President of the Company received 69,694 of the total 184,172 common units. The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. Construction of phase 1 of both office projects commenced in the fourth quarter of 1998 and the total budgeted investment of phase 1 of both projects of $39.4 million is included in the total budgeted cost of $85.5 million discussed above.

  The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and property acquisitions, through retained cash flow, long-term secured and unsecured borrowings, and the issuance of debt or equity securities or the issuance of common units of the Operating Partnership.

Building and Lease Information

  The following tables set forth certain information regarding the Company's Office and Industrial Properties at March 31, 1999:
                           Occupancy by Segment Type

                            Number of            Square Feet
Region                      Buildings   Total      Leased    Available Occupancy
------                      --------- ---------- ----------- --------- ---------
Office Properties:
Los Angeles................     27     2,418,339  2,304,466   113,873     95.3%
Orange County..............     27     1,010,983    914,657    96,326     90.5
San Diego..................     22     1,587,580  1,535,040    52,540     96.7
Other......................      6       709,614    671,872    37,742     94.7
                               ---    ---------- ----------   -------
                                82     5,726,516  5,426,035   300,481     94.8
                               ---    ---------- ----------   -------
Industrial Properties:
Los Angeles................      8       679,736    679,561       175    100.0
Orange County..............     62     3,946,456  3,808,447   138,009     96.5
San Diego..................      3       199,351    199,351       --     100.0
Other......................     13     1,326,557  1,181,799   144,758     89.1
                               ---    ---------- ----------   -------
                                86     6,152,100  5,869,158   282,942     95.4
                               ---    ---------- ----------   -------
Total......................    168    11,878,616 11,295,193   583,423     95.1%
                               ===    ========== ==========   =======

                       Lease Expirations by Segment Type

                                                      Percentage
                                             Square    of Leased   Annual Base
                                             Footage  Square Feet  Rent Under
                                  Number of    of     Represented   Expiring
                                  Expiring  Expiring  by Expiring    Leases
Year of Lease Expiration          Leases(1)  Leases    Leases(2)  (in 000's)(3)
------------------------          --------- --------- ----------- -------------
Office Properties:
Remaining 1999...................     80      524,016     9.4%       $ 9,435
2000.............................     91      394,472     7.1          7,317
2001.............................     93    1,062,137    19.0         14,891
2002.............................     46      534,873     9.6          7,745
2003.............................     35      218,753     3.9          3,736
2004.............................     27      801,467    14.3         15,825
                                     ---    ---------                -------
                                     372    3,535,718    63.3%        58,949
                                     ---    ---------                -------
Industrial Properties:
Remaining 1999...................     67      391,289     6.8%       $ 2,475
2000.............................     82      952,556    16.5          7,128
2001.............................     51      870,845    15.1          5,172
2002.............................     21      184,885     3.2          1,813
2003.............................     27      735,333    12.7          4,759
2004.............................      8      458,262     7.9          3,394
                                     ---    ---------                -------
                                     256    3,593,170    62.2%        24,741
                                     ---    ---------                -------
Total............................    628    7,128,888    62.6%       $83,690
                                     ===    =========                =======

--------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month to month tenants.

(2) Based on total leased square footage for the respective portfolios as of March 31, 1999.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before April 1, 1999.

                       Leasing Activity by Segment Type
                     For the Quarter Ended March 31, 1999

                                                                        Weighted
                                   Number of                            Average
                                    Leases      Square Feet              Lease
                                  ----------- --------------- Retention Term (in
                                  New Renewal New(1)  Renewal   Rate    months)
                                  --- ------- ------- ------- --------- --------
Office Properties................  18    21   212,506 260,585   66.8%      68
Industrial Properties............  24    15   109,802 150,269   51.9       49
                                  ---   ---   ------- -------
Total............................  42    36   322,308 410,854   60.4%      61
                                  ===   ===   ======= =======

--------
(1) The lease-up of 302,308 square feet to new tenants includes re-leasing of 94,344 square feet and first generation leasing of 227,964 square feet.

Historical Cash Flows

  The Company's net cash provided by operating activities increased $1.6 million, or 9.7% to $18.0 million for the three months ended March 31, 1999 compared to $16.4 million for the three months ended March 31, 1998. The increase was primarily due to the increase in net income resulting from a full quarter of operating results from the 1998 Office and Industrial Acquisitions and an increase in net operating income, as defined, generated by the Core Office and Industrial Portfolios. The increase was partially offset by increased interest expense and general and administrative expenses.

  Cash used in investing activities decreased $80.5 million, or 56.6% to $61.7 million for the three months ended March 31, 1999 compared to $142 million for the three months ended March 31, 1998. The decrease was due primarily to the purchase of one office property for $15.2 million (net of $3.6 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and the repayment of an existing $2.3 million note receivable), the purchase of 58 acres of undeveloped land for $16.5 million (net of $6.3 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the sale of eight acres of undeveloped land for $1.4 million, expenditures for construction in progress of $26.7 million, and $3.1 million in additional tenant improvements and capital expenditures for the three months ended March 31, 1999 versus the purchase of 25 office and industrial properties for $120 million (net of $13.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the purchase of 2 acres of undeveloped land for $1.6 million, expenditures for construction in progress of $6.2 million, $3.0 million in additional tenant improvements and capital expenditures and $11.3 million for escrow deposits for the three months ended March 31, 1998.

  Cash provided by financing activities decreased $90.7 million, or 69.6% to $39.7 million for the three months ended March 31, 1999 compared to $130 million for the three months ended March 31, 1998. Cash provided by financing activities for the three months ended March 31, 1999 consisted primarily of proceeds of $95.0 million from the issuance of mortgage debt, partially offset by $40.0 million in repayments on the Credit Facility and $12.9 million in distributions paid to common stockholders and common unitholders. Cash provided by financing activities for the three months ended March 31, 1998 consisted of net proceeds of $59.0 million from common stock offerings, net proceeds of $58.4 million from the issuance of 8.075% Series A Cumulative Redeemable Preferred units, $25.0 million in net proceeds from the issuance of mortgage debt and borrowings under the Credit Facility, partially offset by $10.8 million in distributions paid to common stockholders and common unitholders.

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

  The following table presents the Company's Funds from Operations for the three months ended March 31, 1999 and 1998.

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
Net income..................................................... $ 9,910 $ 8,879
  Add:
    Minority interest in earnings..............................   1,536   1,210
    Depreciation and amortization..............................   7,217   5,854
    Other......................................................     127     118
                                                                ------- -------
Funds from Operations.......................................... $18,790 $16,061
                                                                ======= =======

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

Information Technology Systems

  The Company's information technology systems fall into three general categories: accounting and property management systems, network operating systems, and desktop software. The Company replaced its accounting and property management system, acquired all new network hardware and software, and updated all of its desktop systems and software after its IPO in early 1997. The new accounting and property management system, which was tested upon its implementation in 1997, and all the Company's network hardware and software, desktop systems and software packages are Y2K compliant as asserted by the software vendors. In addition, management performed additional testing during 1999 by setting the dates in the operating system and the accounting and property management system ahead to the year 2000. Management believes there is no material Y2K exposure with respect to its information technology systems.

Building Management Systems

  The Company has identified five categories of building management systems that could have potential Y2K exposure: building automation (e.g., HVAC), security card access, fire and life safety, elevator, and office equipment. During 1998, property management executives and personnel began gathering data to identify all of the Company's Y2K sensitive building management systems and to assess whether such systems are currently Y2K compliant or will need to be modified or replaced. Management has completed the discovery and assessment phase and determined the Company's state of readiness as to building management systems in early 1999. Management expects to complete the remediation and implementation phase by September 1999 and the testing and verification phase by the end of fiscal year 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

  In March 1999, the Company executed a fixed rate mortgage loan with a principal balance of $95.0 million, monthly principal and interest payments based upon a fixed interest rate of 7.20% and a 25-year amortization schedule, and a maturity date of April 2009. The Company used a portion of the proceeds from the new $95.0 million fixed rate mortgage loan to repay borrowings under its existing variable rate Credit Facility. As a result of the execution of the new $95.0 million mortgage loan and the simultaneous repayment of a portion of borrowings outstanding under the Credit Facility, the Company's ratio of fixed rate debt to total debt (excluding Cumulative Redeemable Preferred units) increased 17.2% from 28.2% at December 31, 1998 to 45.4% at March 31, 1999.

  In April 1999, the Company executed a second fixed rate mortgage loan with a principal balance of $30.0 million, monthly principal and interest payments based upon a fixed rate of 7.15% and an 18-year amortization schedule, and a maturity date of May 2017. The Company used the proceeds from the new
$30.0 million fixed rate mortgage loan to pay off an existing $19.0 million variable rate mortgage loan and to repay borrowings under its existing variable rate Credit Facility. As a result of the execution of the new
$30.0 million mortgage loan and the simultaneous repayment of a the Company's existing $19.0 million variable rate mortgage loan and a portion of borrowings outstanding under the Credit Facility, the Company's ratio of fixed rate debt to total debt (excluding Cumulative Redeemable Preferred units) increased 3.2% from 45.4% at March 31, 1999 to 48.6% at April 30, 1999.

  The table below provides information about the Company's interest rate sensitive financial and derivative instruments as of March 31, 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

  For the Credit Facility, the table presents the assumption that the outstanding principal balance at March 31, 1999 will be paid upon the Credit Facility's maturity in February 2000, and that the option to extend the term of the Credit Facility until February 2001 will not be exercised. The table also presents the related maximum interest rate index for outstanding Credit Facility borrowings in 1999 and 2000.

  For variable rate mortgage debt, the table presents the assumption that the outstanding principal balance at March 31, 1999 will be paid in April 1999, since as discussed above, the Company subsequently repaid this loan in April 1999. The table also presents the related interest rate index.

  For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at March 31, 1999 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter.

  For the Series A and Series C Preferred units, the table presents the assumption that the outstanding Preferred Units at March 31, 1999 will be exchanged into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate for outstanding Preferred units from 1999 through the exchange date, however the same interest rates will apply when the Preferred units are exchanged into the Cumulative Redeemable Preferred stock.

  For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 1999.

                      Interest Rate Sensitivity Analysis
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in millions)

                                           Maturity Date
                          ------------------------------------------------ Fair Value at
                                                             There-          March 31,
                           1999   2000   2001   2002   2003  after  Total      1999
                          ------ ------ ------ ------ ------ ------ ------ -------------
Liabilities:
Line of credit:
  Variable rate.........         $232.0                             $232.0    $232.0
  Average interest rate    LIBOR  LIBOR
   index................  +1.38% +1.38%
Mortgage debt:
  Variable rate.........  $ 19.0                                    $ 19.0    $ 19.0
  Average interest rate    LIBOR
   index................  +1.50%
  Fixed rate............  $  2.6 $  3.9 $  4.2 $  4.6 $  5.0 $188.5 $208.8    $211.9
  Average interest
   rate.................   7.83%  7.83%  7.83%  7.83%  7.83%  7.83%
Series A and C Preferred
 units:
  Fixed rate............                                     $107.0 $107.0    $ 99.2
  Average interest
   rate.................   8.49%  8.49%  8.49%  8.49%  8.49%  8.49%

                       Interest Rate Sensitivity Analysis
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                       Maturity Date               Unamortized
                         -----------------------------------------   Cost at
                                                     There-         March 31,
                         1999   2000  2001 2002 2003 after  Total     1999
                         ----- ------ ---- ---- ---- ------ ------ -----------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount.......       $150.0                       $150.0    $0.1
  Cap rate.............. 6.50%  6.50%
  Forward rate index.... LIBOR  LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended March 31, 1999, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES--None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number                             Description
 -------                            -----------
 *10.1   Promissory Notes Aggregating $95.0 Million Payable to Teachers
         Insurance and Annuity Association of America.

 *10.2   Form of Deed of Trust, Assignment of Leases and Rents, Security
         Agreement and Fixture Filing Statement Securing Promissory Notes
         Payable to Teachers Insurance and Annuity Association of America.
 *27.1   Financial Data Schedule.

--------
 * Filed herewith.

  (b) Reports on Form 8-K--None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 1999.

                                          Kilroy Realty Corporation

                                          By: /s/  John B. Kilroy, Jr.
                                          -------------------------------------
                                                   John B. Kilroy, Jr.
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

                                          By: /s/ Richard E. Moran Jr.
                                          -------------------------------------
                                                  Richard E. Moran Jr.
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                          By: /s/   Ann Marie Whitney
                                          -------------------------------------
                                                    Ann Marie Whitney
                                              Vice President and Controller
                                             (Principal Accounting Officer)