Form 10-K/A
period 1998-12-31
KILROY REALTY CORP
filed 1999-08-10
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       AMENDMENT NO. 1 TO FORM 10-K

                                    ON

                               FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    13
 Item 3.  Legal Proceedings..............................................    23
 Item 4.  Submission of Matters to a Vote of Security Holders............    23

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    24
 Item 6.  Selected Financial Data........................................    26
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    28
 Item 7A. Quantitative and Qualitative Disclosures About Market Risks....    46
 Item 8.  Financial Statements and Supplementary Data....................    48
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    48

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    49
 Item 11. Executive Compensation.........................................    49
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    49
 Item 13. Certain Relationships and Related Transactions.................    49

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K............................................................    50

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

  Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must meet federal requirements related to access and use by disabled persons. Although the Company believes that its Properties substantially comply with present requirements of the ADA, audits or investigations of all of its Properties have not been conducted to determine compliance. The Company may incur additional costs of complying with the act. Additional federal, state and local laws also may require modifications to the Company's Properties, or restrict its ability to renovate the Properties. The Company cannot predict the ultimate amount of the cost of compliance with the act or other legislation. Although management does not expect such costs to have a material effect, such costs could be substantial.

 Environmental Matters

  Costs related to government regulation and private litigation. Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances released on its Properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. For instance, third parties may seek recovery from for personal injuries associated with asbestos-containing materials and other hazardous or toxic substances if found on the Company's Properties. As of December 31, 1998, 26 of the Company's Properties contained asbestos-containing materials. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its Properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

  Use of hazardous materials by some of our tenants. Some of the Company's tenants routinely handle hazardous substances and wastes on its Properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 1998, less than 5% of the Company's tenants routinely handled hazardous substances and/or wastes on the Company's properties as part of their routine operations. These tenants were primarily involved in the light industrial and warehouse business and more specifically the light electronics assembly business. Management does not believe that these activities by its tenants will have any material adverse effect on the Company's operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company's Properties.

  Existing conditions at some of our properties. Independent environment consultants conducted Phase I or similar environmental site assessments on all of the Company's Properties. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. The Company's site assessments revealed that some of its Properties contain asbestos-containing materials and that historical operations at or near some of its Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. Prior owners of the affected Properties conducted clean-up of contamination in the soils on the properties and the Company does not believe that further clean up of the soils is required. None of the Company's site assessments revealed any other environmental liability that management believes would have a material adverse effect on the Company's business, assets or results of operations. Management is not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at the Company's Properties may be affected in the future by tenants, third parties, or the condition of land or operations near its Properties (such as the presence of underground storage tanks). If the costs of environmental compliance exceed the Company's budgeted limits, it may be unable to make distributions to its stockholders.

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

  Most of the Company's Properties depend upon the Southern California economy. As of December 31, 1998, 85.5% of the aggregate square footage of the Company's stabilized portfolio and 88.4% of the Company's annualized base rent, excluding expense reimbursements and rental abatements, came from properties located in Southern California. The Company's ability to make expected distributions to stockholders depends on its ability to generate funds from operations in excess of scheduled principal payments on debt, payments on the cumulative redeemable preferred units issued by the Operating Partnership, and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company's control may decrease funds available for distribution and the value of the Company's Properties. These events include: local oversupply or reduction in demand of office, industrial or other commercial space; ability to collect rent from tenants; vacancies or inability to rent available space on favorable terms; ability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulation; the relative illiquidity of real estate investments; changing submarket demographics and property damage resulting from seismic activity. The geographical concentration of the Company's Properties may expose it to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company's financial condition, results from operations and cash flows.

  The Company's significant debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its Properties or to pay distributions necessary to maintain its REIT qualification. The Company's level of debt and the limitations imposed by existing debt agreements may have important consequences on the Company, including the following: cash flow may be insufficient to meet required principal and interest payments; the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; the Company may be forced to dispose of one or more of its Properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company's default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If any one of these events were to occur, the Company's financial position, results of operations and cash flows may be affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company's ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended. As of December 31, 1998, the Company had $405 million aggregate principal amount of indebtedness, $2.3 million of which is due prior to December 31, 1999. The Company's debt to total market capitalization ratio at December 31, 1998 was 32.5%.

  The Company faces significant competition which may decrease the occupancy and rental rates of its Properties. The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which have higher vacancy rates. For instance, occupancy rates in the Company's El Segundo and Long Beach office property portfolios at December 31, 1998 were 99.1% and 96.8%, respectively, in comparison to 94.8% and 94.8%, respectively for the El Segundo and Long Beach office property submarkets in total. In addition, the occupancy rate in the Company's Anaheim industrial property portfolio at December 31, 1998 was 94.4% in comparison to 93.2% for the Anaheim industrial property submarket in total. The Company believes that its lower vacancy rates means that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company's competitors have an incentive to decrease rental rates until their available space is leased. If the Company's competitors offer space at rental rates below current market rates, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company's financial condition, results of operations and cash flows may be adversely affected.

  Potential losses may not be covered by insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its Properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsured losses such as loss from riots or acts of war. Some of the Company's insurance policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductions which management believes are commercially reasonable. As of December 31, 1998, 77 of the

Office Properties aggregating 5.1 million square feet (representing 43.1% of the Company's stabilized portfolio based on aggregate square footage and 66.3% based on annualized base rent) were located in areas known to be subject to earthquakes. As of December 31, 1998, 72 of the Company's Industrial Properties aggregating 5.0 million square feet (representing 42.4% of the Company's stabilized portfolio based on aggregate square footage and 24.5% based on annualized base rent) were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as the well as the anticipated future revenue from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were unrepairable.

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

  The Company may be unable to successfully complete and operate developed properties. Property development involves the following significant risks: the Company may be unable to obtain construction financing on favorable terms; the Company may be unable to obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans; the Company may not complete development projects on schedule or within budgeted amounts; the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; the Company may expend funds on and devote management's time to projects which the Company may not complete; and the Company may lease the developed properties at below expected rental rates. For example, one of our development projects was completed three months later than initially projected, resulting in a corresponding delay in the commencement of leasing activity at the particular property. The delay was attributable to bad weather conditions which inhibited construction during the "El Nino" climate condition which ran from 1997 through 1998. In addition, during the fourth quarter of 1998, we withdrew our participation from a master planned commercial development prior to the commencement of construction. If any one of these events were to occur in connection with our projects currently under development, the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected. While the Company primarily develops office and industrial properties in Southern California markets, it may in the future develop properties for retail or other use and expand its business to other geographic regions where the development of property could result in more favorable risk-adjusted returns. Presently, the Company does not possess the same level of familiarity with development of other property types or outside markets which could adversely affect its ability to develop properties or to achieve expected performance.

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

  Downturns in tenants' businesses may reduce the Company's cash flow. As of December 31, 1998, the Company derived 86.1% of its revenues from rents from tenants. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company's Properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. On the other hand, the bankruptcy court might authorize the tenant to reject and terminate its lease. The Company's claim against such a tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, the Company's claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect the Company's cash flow and its ability to make distributions to stockholders. Although the Company has not experienced material losses from tenant bankruptcies, its tenants could file for bankruptcy protection in the future.

  The Company may be unable to renew leases or re-let space as leases expire. As of December 31, 1998, leases representing 13.2% and 11.3% of the square footage of the Company's Properties will expire in 1999 and 2000. Above market rental rates on some of the Company's Properties may force it to renew or re-lease some expiring leases at lower rental rates. While the Company believes that the average rental rates for most of its Properties are below quoted market rates in each of its respective submarkets, the Company cannot assure that leases will be renewed or that its Properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for the Company's Properties decrease, existing tenants do not renew their leases or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to its stockholders would be adversely affected.

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

  The Company cannot depend upon distributions from KSI because its business is not controlled by the Company. The Company has set up the following structure to comply with the REIT asset tests that restrict its ability to own shares of other corporations: the Operating Partnership owns 100% of the non-voting preferred stock of KSI, representing approximately 95.0% of its economic value; and John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, own all of the outstanding voting common stock of KSI, representing approximately 5.0% of its economic value. The Company receives substantially all of the economic benefit derived from KSI's business by virtue of the dividends that the Company receives from its investment in the preferred stock. However, the Company cannot influence KSI's operations, appoint its directors or officers, or require its Board of Directors to declare and pay a cash dividend on the nonvoting preferred stock owned the Operating Partnership. As a result, KSI may make decisions or pursue business policies which could have an adverse effect on the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders.

  KSI may be adversely affected by the Company's REIT status. Changes in the requirements for REIT qualification may in the future limit the Company's ability to receive increased distributions from the fee development operations and related services offered by KSI.

  Common limited partners of the Operating Partnership have limited approval rights which may prevent the Company from completing a change of control transaction which may be in the best interests of stockholders. The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a "termination transaction" described under in the section entitled "Description of Material Provisions of the Partnership Agreement of Kilroy Realty, L.P.--Transferability of partnership interests" which requires the approval of 60% of the common unitholders, including the Company because of the common units it holds in its capacity as general partner. The right of common limited partners to vote on these transactions could limit the Company's ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

  Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed. For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership or sell the property located at 2260 East Imperial Highway at Kilroy Airport Center in El Segundo prior to January 31, 2004. In addition, the Company may not sell 11 of its properties prior to October 31, 2002 without the consent of the limited partners that contributed the properties to the Operating Partnership, except in connection with the sale or transfer of all or substantially all of its assets or those of the Operating Partnership or in connection with a transaction which does not cause the limited partners that contributed the property to recognize taxable income. In addition, the Operating Partnership agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent the Company from completing a transaction which may be in the best interest of its stockholders.

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

  The Internal Revenue Code sets forth stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including: no more than 50% in value of the Company's capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year; subject to certain exceptions, the Company's common stock shares must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and if the Company, or any entity which owns 10% or more of its capital stock, actually or constructively owns 10% or more of one of the Company's tenants, or a tenant of any partnership in which the Company is a partner, then any rents that the Company receives from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code's REIT gross income tests regardless of whether the Company receives the rents directly or through a partnership.

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

  The Company could issue preferred stock without stockholder approval. The Company's charter authorizes its Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights and other terms including the right to vote and the right to convert into common stock of any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in the Company's stockholders' interest. The Operating Partnership has issued 1,500,000 Series A Cumulative Redeemable Preferred Units which in the future may be exchanged one-for-one into shares of Series A Cumulative Redeemable Preferred Stock, and 700,000 Series C Cumulative Redeemable Preferred Units which in the future may be exchanged one for one into shares of Series C Cumulative Redeemable Preferred Stock. In addition, the Company has designated and authorized the issuance of up to 400,000 shares of Series B Junior Participating Preferred Stock. However, no shares of preferred stock are currently issued or outstanding.

  The Company has a stockholders' rights plan. On October 2, 1998, the Company's Board of Directors adopted a stockholders' rights plan and declared a distribution of one preferred share purchase right for each outstanding share of common stock. The rights were issued on October 15, 1998, to each common stockholder of record on that date. The rights have anti-takeover effects. The rights would cause substantial dilution to a person or group that attempts to acquire the Company on terms that the Company's Board of Directors does not approve. The Company may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of its common stock. Therefore, the rights should not interfere with any merger or business combination approved by the Company's Board of Directors.

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

  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets in partnership form. The determination of various factual matters and circumstances not entirely within the Company's control may affect it's ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 95% of its net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company's investors or the Company's ability to qualify as a REIT for tax purposes. Although management believes that the Company is organized and operates in a manner so as to qualify as a REIT, no assurance can be given that the Company will continue to be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT for tax purposes.

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

  The Company's Board of Directors may change investment and financing policies without stockholder approval and become more highly leveraged which may increase the Company's risk of default under its debt obligations.

  The Company is not limited in its ability to incur debt. The Company's Board of Directors adopted a policy of limiting indebtedness to approximately 50% of the Company's total market capitalization. Total market capitalization is the market value of the Company's capital stock, including interests and units, exchangeable for shares of capital stock, plus total debt. However, the Company's organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. The Company's Board of Directors may alter or eliminate management's current policy on borrowing at any time without stockholder approval. If this policy changed, the Company could become more highly leveraged which would result in an increase in its debt service and which could adversely affect cash flow and the ability to make expected distributions to stockholders. Higher leverage also increases the risk of default on the Company's obligations.

  The Company may issue additional shares of capital stock without stockholder approval that may dilute shareholder investment. The Company may issue shares of its common stock, preferred stock or other equity or debt securities without stockholder approval. Similarly, the Company may cause the Operating Partnership to offer its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or the Company's stockholders. Existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a stockholder's investment.

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

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of the Company's Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company's cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company is expected to have a material adverse effect on the Company's cash flows, financial condition or results of operations.

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

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The 1997 results include the Company's results for the period February 1, 1997 to December 31, 1997 and the Kilroy Group's results for the period January 1, 1997 to January 31, 1997.

                                              Year ended
                                             December 31,
                                           ---------------- Dollar   Percentage
                                             1998    1997   Change     Change
                                           -------- ------- -------  ----------
(dollars in thousands)
Revenues:
  Rental income........................... $117,338 $58,829 $58,509      99.5%
  Tenant reimbursements...................   14,152   7,057   7,095     100.5
  Development services....................               14     (14)   (100.0)
  Interest income.........................    1,698   3,571  (1,873)    (52.5)
  Other income............................    3,096     893   2,203     246.7
                                           -------- ------- -------
    Total revenues........................  136,284  70,364  65,920      93.7
                                           -------- ------- -------
Expenses:
  Property expenses.......................   19,281   9,349   9,932     106.2
  Real estate taxes.......................    9,579   4,336   5,243     120.9
  General and administrative..............    7,739   5,027   2,712      53.9
  Ground leases...........................    1,223   1,002     221      22.1
  Development expense.....................               46     (46)   (100.0)
  Provision for potentially unrecoverable
   pre-development costs..................    1,700           1,700     100.0
  Interest expense........................   20,568  11,633   8,935      76.8
  Depreciation and amortization...........   26,200  14,023  12,177      86.8
                                           -------- ------- -------
    Total expenses........................   86,290  45,416  40,874      90.0
                                           -------- ------- -------
Income before equity in income of
 unconsolidated subsidiary, minority
 interests and extraordinary gains........ $ 49,994 $24,948 $25,046     100.4%
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

                                                Year ended
                                               December 31,
                                              --------------- Dollar  Percentage
                                               1998    1997   Change    Change
                                              ------- ------- ------- ----------
(dollars in thousands)
Office Properties
Operating revenues:
  Rental income.............................. $82,164 $43,756 $38,408    87.8%
  Tenant reimbursements......................  10,599   5,490   5,109    93.1
  Other income...............................   2,899     488   2,411   494.1
                                              ------- ------- -------
    Total....................................  95,662  49,734  45,928    92.3
                                              ------- ------- -------
Property and related expenses:
  Property expenses..........................  16,373   8,516   7,857    92.3
  Real estate taxes..........................   6,209   2,710   3,499   129.1
  Ground leases..............................   1,223   1,002     221    22.1
                                              ------- ------- -------
    Total....................................  23,805  12,228  11,577    94.7
                                              ------- ------- -------
Net operating income, as defined............. $71,857 $37,506 $34,351    91.6%
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

                                               Year ended
                                              December 31,
                                             --------------- Dollar   Percentage
                                              1998    1997   Change     Change
                                             ------- ------- -------  ----------
(dollars in thousands)
Industrial Properties
Operating revenues:
  Rental income............................. $35,174 $15,073 $20,101    133.4 %
  Tenant reimbursements.....................   3,553   1,567   1,986    126.7
  Other income..............................     197     405    (208)   (51.4)
                                             ------- ------- -------
    Total...................................  38,924  17,045  21,879    128.4
                                             ------- ------- -------
Property and related expenses:
  Property expenses.........................   2,908     833   2,075    249.1
  Real estate taxes.........................   3,370   1,626   1,744    107.3
  Ground leases.............................
                                             ------- ------- -------
    Total...................................   6,278   2,459   3,819    155.3
                                             ------- ------- -------
Net operating income, as defined............ $32,646 $14,586 $18,060    123.8 %
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

Non-Property Related Income and Expenses

  Interest income decreased $1.9 million, or 52.5% to $1.7 million for the year ended December 31, 1998 compared to $3.6 million for the year ended December 31, 1997. The decrease was attributable to the interest earned in the prior year on the $116 million of net proceeds received from the Company's IPO on January 31, 1997 and the $146 million of net proceeds received from the Company's follow-on offering in August 1997 (the "August Offering"), which were invested in short-term investments and which the Company used for the acquisition of properties and repayment of indebtedness prior to January 1, 1998.

  General and administrative expenses increased $2.7 million, or 53.9% to $7.7 million for the year ended December 31, 1998 compared to $5.0 million for the year ended December 31, 1997, due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

  Interest expense increased $9.0 million, or 76.8% to $20.6 million for the year ended December 31, 1998 compared to $11.6 million for the same period in 1997, primarily due to a general increase in borrowings and higher monthly average outstanding balances under the Company's Credit Facility during 1998 and $32.9 million of mortgage debt assumed in connection with fourth quarter 1997 acquisitions. The Company's weighted average interest rate decreased 0.5% to 7.3% at December 31, 1998 compared to 7.8% at December 31, 1997.

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

Net Income

  Net income before equity in income of unconsolidated subsidiary, minority interests and extraordinary gains increased $25.0 million, or 100.4% to $50.0 million for the year ended December 31, 1998 from $25.0 million for the year ended December 31, 1997. The increase was primarily due to the increase in net operating income from the Office and Industrial Properties of $34.4 million and $18.0 million, respectively, which was primarily due to the acquisition of
1.4 million and 674,000 rentable square feet of office and industrial space, respectively, during 1998, and operating the 2.2 million and 3.7 million rentable square feet of office and industrial space acquired during 1997 for a full year in 1998. The increase in net operating income was offset by an increase in interest expense of $8.9 million and an increase in depreciation and amortization of $12.2 million.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  The 1997 results include the Company's results for the period February 1, 1997 to December 31, 1997 and the Kilroy Group's results for the period January 1, 1997 to January 31, 1997.

                                            Year ended
                                           December 31,
                                          ---------------   Dollar   Percentage
                                           1997    1996     Change     Change
                                          ------- -------  --------  ----------
(dollars in thousands)
Revenues:
  Rental income.......................... $58,829 $35,022  $ 23,807      68.0 %
  Tenant reimbursements..................   7,057   3,752     3,305      88.1
  Development services...................      14     698      (684)    (98.0)
  Interest income........................   3,571             3,571     100.0
  Other income...........................     893      76       817    1075.0
                                          ------- -------  --------
    Total revenues.......................  70,364  39,548    30,816      77.9
                                          ------- -------  --------
Expenses:
  Property expenses......................   9,349   6,788     2,561      37.7
  Real estate taxes......................   4,336   1,673     2,663     159.2
  General and administrative.............   5,027   2,383     2,644     111.0
  Ground leases..........................   1,002     768       234      30.5
  Development expense....................      46     650      (604)    (92.9)
  Option buy-out cost....................           3,150    (3,150)   (100.0)
  Interest expense.......................  11,633  21,853   (10,220)    (46.8)
  Depreciation and amortization..........  14,023   9,111     4,912      53.9
                                          ------- -------  --------
    Total expenses.......................  45,416  46,376      (960)     (2.1)
                                          ------- -------  --------
Income (loss) before equity in income of
 unconsolidated subsidiary, minority
 interests and extraordinary gains....... $24,948 $(6,828) $ 31,776     465.4 %
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

                                                Year ended
                                               December 31,
                                              --------------- Dollar  Percentage
                                               1997    1996   Change    Change
                                              ------- ------- ------- ----------
(dollars in thousands)
Office Properties
Operating revenues:
  Rental income.............................. $43,756 $29,545 $14,211    48.1%
  Tenant reimbursements......................   5,490   3,413   2,077    60.9
  Other income...............................     488      76     412   542.1
                                              ------- ------- -------
    Total....................................  49,734  33,034  16,700    50.6
                                              ------- ------- -------
Property and related expenses:
  Property expenses..........................   8,516   6,495   2,021    31.1
  Real estate taxes..........................   2,710   1,334   1,376   103.1
  Ground leases..............................   1,002     768     234    30.5
                                              ------- ------- -------
    Total....................................  12,228   8,597   3,631    42.2
                                              ------- ------- -------
Net operating income, as defined............. $37,506 $24,437 $13,069    53.5%
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

                                                  Year ended
                                                 December 31,
                                                -------------- Dollar Percentage
                                                 1997    1996  Change   Change
                                                ------- ------ ------ ----------
(dollars in thousands)
Industrial Properties
Operating revenues:
  Rental income................................ $15,073 $5,477 $9,596   175.2%
  Tenant reimbursements........................   1,567    339  1,228   362.2
  Other income.................................     405           405   100.0
                                                ------- ------ ------
    Total......................................  17,045  5,816 11,229   193.1
                                                ------- ------ ------
Property and related expenses:
  Property expenses............................     833    293    540   184.3
  Real estate taxes............................   1,626    339  1,287   379.6
  Ground leases................................
                                                ------- ------ ------
    Total......................................   2,459    632  1,827   289.1
                                                ------- ------ ------
Net operating income, as defined............... $14,586 $5,184 $9,402   181.4%
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

Non-Property Related Income and Expenses

  Interest income increased $3.6 million due to interest earned on the $116 million of net proceeds received from the Company's IPO and the $146 million of net proceeds received from the August Offering, both of which were invested in short-term investments and which the Company used for the acquisition of Properties and repayment of indebtedness prior to January 1, 1998.

  Development services revenue and expenses decreased $0.7 million and $0.6 million, respectively, to $14,000 and $46,000, respectively, for the year ended December 31, 1997 compared to $0.7 million and $0.7 million, respectively, for the year ended December 31, 1996. On February 1, 1997, development services began to be performed by KSI.

  General and administrative expenses increased $2.6 million, or 111.0% to $5.0 million during the year ended December 31, 1997 over the same period in 1996 due to the incremental costs of operating a public company and the additional management, administrative and personnel costs of operating a larger portfolio of properties.

  Interest expense decreased $10.2 million, or 46.8%, to $11.6 million for the year ended December 31, 1997 from $21.8 million for the year ended December 31, 1996, primarily as a result of the repayment of $127 million in debt with the net proceeds of the IPO in January 1997. In addition, the Company's weighted average interest rate decreased 0.9% to 7.8% at December 31, 1997 compared to 8.7% at December 31, 1996.

  Depreciation and amortization expense increased $4.9 million, or 53.9% to $14.0 million for the year ended December 31, 1997 compared to $9.1 million for the year ended December 31, 1996. The increase was due to partial year depreciation on the $507 million of property acquisitions in 1997.

Net Income

  Net income before equity in income of unconsolidated subsidiary, minority interests and extraordinary gains was $25.0 million for the year ended December 31, 1997 compared to a $6.8 million loss for the same period in 1996. The net change in net income before extraordinary gains of $31.8 million was due primarily to the line items discussed above, an increase in net operating income from the Office and Industrial Properties of $13.1 million and $9.4 million, respectively, an increase in interest income of $3.6 million, a decrease in interest expense of $10.2 million and an increase in depreciation and amortization of $4.9 million. In addition, during the year ended December 31, 1996, there was a $3.2 million expense related to the accrued costs of an option buy-out for the cancellation of an option to purchase a 50.0% interest in Kilroy Airport Center, El Segundo.

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

                       Leasing Activity by Segment Type
                     For the year ended December 31, 1998

                           Number of
                            Leases        Square Feet
                         ------------  ----------------  Retention    Weighted Average
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

  The tabular presentation below provides information about the Company's interest rate sensitive financial and derivative instruments. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

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

             Interest Rate Risk Analysis--Tabular Presentation
                        Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in thousands)

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

             Interest Rate Risk Analysis--Tabular Presentation
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                             (dollars in thousands)

                                       Maturity Date
                         ----------------------------------------- Fair Value at
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
   10.66 Contribution Agreement, dated October 21, 1997, by and between Kilroy
          Realty, L.P. and Kilroy Realty Corporation and The Allen Group and
          the Allens(8)
   10.67 Purchase and Sale Agreement and Escrow Instructions, dated December
          11, 1997, by and between Kilroy Realty, L.P. and Swede-Cal
          Properties, Inc., Viking Investors of Southern California, L.P. and
          Viking Investors of Southern California II, L.P.(9)
   10.68 Amendment to the Contribution Agreement, dated October 14, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The
          Allen Group and the Allens, dated October 21, 1997(15)
   10.69 Amended and Restated Revolving Credit Agreement, dated as of October
          8, 1998 among Kilroy Realty, L.P., Morgan Guaranty Trust Company of
          New York, as Bank and as Lead Agent for the Banks, and the Banks
          listed therein.(14)
   10.70 Amended and Restated Guaranty of Payment, dated as of October 8, 1998, between Kilroy Realty Corporation and Morgan Guaranty Trust Company
          of New York.(14)
   21.1  List of Subsidiaries of the Registrant(17)
  *23.1  Consent of Deloitte & Touche LLP
  *24.1  Power of Attorney (included in the signature page of this Form 10-K)
 **27.1  Financial Data Schedule

--------
  *Filed herewith

 **Previously filed

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 1999.

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

                Name                           Title                  Date
                ----                           -----                  ----
    /s/ John B. Kilroy, Sr.
 _________________________________  Chairman of the Board        August 6, 1999
        John B. Kilroy, Sr.

    /s/ John B. Kilroy, Jr.         President, Chief Executive
 _________________________________   Officer and Director        August 6, 1999
        John B. Kilroy, Jr.          (Principal Executive
                                     Officer)

   /s/ Richard E. Moran Jr.         Executive Vice President
 _________________________________   and Chief Financial         August 6, 1999
       Richard E. Moran Jr.          Officer (Principal
                                     Financial Officer)

     /s/ Ann Marie Whitney          Vice President and
 _________________________________   Controller (Principal       August 6, 1999
         Ann Marie Whitney           Accounting Officer)

 _________________________________  Director
          John R. D'Eathe

     /s/ William P. Dickey
 _________________________________  Director                     August 6, 1999
         William P. Dickey

      /s/ Matthew J. Hart
 _________________________________  Director                     August 6, 1999
          Matthew J. Hart

     /s/ Dale F. Kinsella
 _________________________________  Director                     August 6, 1999
         Dale F. Kinsella

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

  Litigation--Neither the Company nor any of the Company's Properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company's cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company is expected to have a material adverse effect on the Company's cash flows, financial condition or results of operations.

  Environmental Matters--The Company follows the policy of monitoring its Properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the Properties that would have a material effect on the Company's financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

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

  In April 1998, the Company acquired 18 acres of undeveloped land in Calabasas, California from a partnership controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr. in exchange for $0.4 million in cash and the issuance of 90,787 common limited partnership units of the Operating Partnership valued at $2.5 million. The acquisition was based upon terms which the Company believes were comparable to arm's-length negotiations. The 90,787 common units were valued based upon the closing share price of the Company's common stock. The land is part of a 66-acre development site in Calabasas, California which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. In February 1999, the Company sold 8 of the total 18 acres it acquired to the City of Calabasas for a total sales price of $1.4 million. The Company presently plans to develop 210,000 rentable square feet of office property on the remaining 10 acres it currently owns. The infrastructure improvements on the land were financed with public facility bonds sponsored by the County of Los Angeles which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation balance that related to the 8 acres the Company sold to the City of Calabasas was defeased. The refinanced bonds, which were sponsored by the City of Calabasas, currently have a principal balance of $12.5 million and consist of: $5.9 million in serial bonds that mature annually beginning on September 1, 2000 through September 1, 2012 with annual principal payments ranging from $0.4 million to $0.6 million and interest rates ranging from 4.00% to 5.55%; $3.4 million of 5.65% Term Bonds due

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

September 1, 2020; and $3.2 million of 5.75% Term Bonds due September 1, 2028. Principal and interest on the public facility bonds are to be charged to the Company and the other property owners through special property tax bills through 2028. The bonds do not contain cross-collateralization provisions and therefore if one property owner defaulted on their special tax payments, the other property owners would not be obligated to repay the defaulted taxes. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is estimated at $5.5 million but may decrease depending on the actual size and number of buildings built. Because the assessment on each individual property owner is dependant upon the rate of development of the entire development site and therefore is not fixed and determinable, the obligation was not recorded by the Company at December 31, 1998. The periodic assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction.

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

  In October 1997, KSI entered into a management agreement to manage the development of certain properties owned by entities under the common control of Richard S. Allen. At December 31, 1998 and 1997, KSI had a receivable balance of $0.2 million and $0.3 million, respectively, for management fees earned. The 1998 fees were paid in March 1999 and the 1997 fees were paid in January and February 1998.

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

  In February 1999, the City of Calabasas refinanced the public facility bonds used to finance the infrastructure improvements on 10 acres of undeveloped land the Company owns in Calabasas, California. The interest rates on the bonds decreased from a range of 6.25% to 7.6% to a range of 4.0% to 5.75%. The term of the bonds increased from 17 years to 28 years. (see Note 13).

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

                          Pro Forma Income Statement
          (unaudited, in thousands, except share and per share data)

                                                         Year Ended December 31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
   Total revenues........................................ $  139,586 $  114,926
                                                          ========== ==========
   Net income before extraordinary items................. $   38,947 $   28,265
                                                          ========== ==========
   Net income............................................ $   38,947 $   28,265
                                                          ========== ==========
   Net income per share of common stock--basic........... $     1.44 $     1.15
                                                          ========== ==========
   Net income per share of common stock--diluted......... $     1.44 $     1.15
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

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


20. Schedule of Rental Property

                                                  December 31, 1998
                     ---------------------------------------------------------------------------
                         Initial Cost          Costs           Gross Amounts
                     ---------------------  Capitalized       at which Carried                                    Net
                               Buildings   Subsequent to     at Close of Period                     Date of     Rentable
                                  and      Acquisition/  -------------------------- Accumulated   Acquis.(A)/    Square
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

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                 December 31, 1998
                    ---------------------------------------------------------------------------
                        Initial Cost          Costs           Gross Amounts
                    ---------------------  Capitalized       at which Carried                                     Net
                              Buildings   Subsequent to     at Close of Period                     Date of     Rentable
                                 and      Acquisition/  -------------------------- Accumulated   Acquis.(A)/    Square
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

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                  December 31, 1998
                     ---------------------------------------------------------------------------
                         Initial Cost          Costs           Gross Amounts
                     ---------------------  Capitalized       at which Carried                                    Net
                               Buildings   Subsequent to     at Close of Period                     Date of     Rentable
                                  and      Acquisition/  -------------------------- Accumulated   Acquis.(A)/    Square
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

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                   December 31, 1998
                         ----------------------------------------------------------------------
                            Initial Cost         Costs          Gross Amounts
                         -------------------  Capitalized     at which Carried                                   Net
                                 Buildings   Subsequent to   at Close of Period                    Date of     Rentable
                                    and      Acquisition/  ----------------------- Accumulated   Acquis.(A)/    Square
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

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                 December 31, 1998
                   -----------------------------------------------------------------------------
                       Initial Cost          Costs            Gross Amounts
                   ---------------------  Capitalized        at which Carried                                      Net
                             Buildings   Subsequent to      at Close of Period                      Date of      Rentable
                                and      Acquisition/  ---------------------------- Accumulated   Acquis.(A)/     Square
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

                                                                Sequentially
 Exhibit                                                          Numbered
 Number                       Description                           Page
 -------                      -----------                       ------------
  *24.1  Power of Attorney (included in the signature page of this Form 10-K)
 **27.1  Financial Data Schedule

--------
  *Filed herewith

 **Previously filed

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