Form 10-Q/A
period 1999-03-31
KILROY REALTY CORP
filed 1999-08-10
CIK 1025996

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       AMENDMENT NO. 1 TO FORM 10-Q

                                    ON

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

  In February 1999, the Company sold eight acres of its 18-acre undeveloped land parcel in Calabasas, California to the City of Calabasas for a total sales price of $1.4 million. The land is part of a 66-acre development site which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. The Company presently plans to develop 210,000 rentable square feet of office property on the remaining ten acres it currently owns. The infrastructure improvements on the land were financed with public facility bonds sponsored by the County of Los Angeles which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation that related to the eight acres the Company sold to the City of Calabasas was defeased. The refinanced bonds, which were sponsored by the City of Calabasas, currently have a principal balance of $12.5 million and consist of: $5.9 million in serial bonds that mature annually beginning on September 1, 2000 through September 1, 2012 with annual principal payments ranging from $0.4 million to $0.6 million and interest rates ranging from 4.00% to 5.55%; $3.4 million of 5.65% Term Bonds due September 1, 2020; and $3.2 million of 5.75% Term Bonds due September 1, 2028. Principal and interest on the public facility bonds are to be charged to the Company and the other property owners through special property tax bills through 2028. The bonds do not contain cross-collateralization provisions and therefore if one property owner defaulted on their special tax payments, the other property owners would not be obligated to repay the defaulted taxes. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is estimated at $5.5 million but may decrease depending on the actual size and number of buildings built. Because the assessment on each individual property owner is dependant upon the rate of development of the entire development site and therefore is not fixed and

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

determinable, the obligation was not recorded by the Company at March 31, 1999. The periodic assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction.

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

                           KILROY REALTY CORPORATION

                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

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

             Interest Rate Risk Analysis--Tabular Presentation
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                          Maturity Date                 Fair
                            ----------------------------------------- Value at
                                                        There-        March 31,
                            1999   2000  2001 2002 2003 after  Total    1999
                            ----- ------ ---- ---- ---- ------ ------ ---------
Interest Rate Derivatives
 Used to Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount.........        $150.0                       $150.0   $0.1
  Cap rate................  6.50%  6.50%
  Forward rate index......  LIBOR  LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended March 31, 1999, no legal proceedings were initiated against or on behalf of the Company, which if determined unfavorably to the Company would have a material adverse effect upon the cash flows, financial condition and results of operations of the Company.

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

 * Previously filed.

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