Form 10-Q
period 1999-06-30
KILROY REALTY CORP
filed 1999-08-16
CIK 1025996

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

                 For the quarterly period ended June 30, 1999

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

  As of August 13, 1999, 27,629,210 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

           QUARTERLY REPORT FOR THE THREE MONTHS ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (unaudited)

         Consolidated Balance Sheets as of June 30, 1999 and December 31,
         1998............................................................     3

         Consolidated Statements of Operations for the six months ended
         June 30, 1999 and 1998..........................................     4

         Consolidated Statements of Operations for the three months ended
         June 30, 1999 and 1998..........................................     5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998..........................................     6

         Notes to the Consolidated Financial Statements..................     7

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    13

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    27

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS...............................................    29
 Item 2. CHANGES IN SECURITIES...........................................    29
 Item 3. DEFAULTS UPON SENIOR SECURITIES.................................    29
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    29
 Item 5. OTHER INFORMATION...............................................    29
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................    29
         SIGNATURES......................................................    30

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                          June 30,   December 31,
                                                            1999         1998
                                                         ----------  ------------
                        ASSETS

INVESTMENT IN REAL ESTATE (Note 2):
  Land and improvements................................  $  274,452   $  253,500
  Buildings and improvements...........................     907,145      828,425
  Undeveloped land and construction in progress, net...     129,615      112,359
                                                         ----------   ----------
   Total investment in real estate.....................   1,311,212    1,194,284

  Accumulated depreciation and amortization............    (158,503)    (145,437)
                                                         ----------   ----------
   Investment in real estate, net......................   1,152,709    1,048,847

CASH AND CASH EQUIVALENTS..............................       9,044        6,443
RESTRICTED CASH........................................       5,422        6,896
TENANT RECEIVABLES, NET................................      17,669       15,630
NOTES RECEIVABLE FROM RELATED PARTIES..................                    8,798
DEFERRED FINANCING AND LEASING COSTS, NET..............      20,295       16,168
PREPAID EXPENSES AND OTHER ASSETS......................       3,402        3,146
                                                         ----------   ----------
   TOTAL ASSETS........................................  $1,208,541   $1,105,928
                                                         ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Mortgage debt (Note 3)...............................  $  237,798   $  133,383
  Unsecured line of credit (Note 3)....................     252,500      272,000
  Accounts payable and accrued expenses................      15,848       16,791
  Accrued distributions (Note 8).......................      13,567       12,895
  Rents received in advance and tenant security
   deposits............................................      15,939       14,460
                                                         ----------   ----------
   Total liabilities...................................     535,652      449,529
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES..........................

MINORITY INTERESTS (Note 4):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders.........................................      73,716       73,718
  9.375% Series C Cumulative Redeemable Preferred
   unitholders.........................................      34,471       34,410
  Common unitholders...................................      80,302       72,372
  Minority interest in Development LLCs................       9,733
                                                         ----------   ----------
   Total minority interests............................     198,222      180,500
                                                         ----------   ----------
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value, 27,200,000 shares
   authorized, none issued and outstanding.............
  8.075% Series A Cumulative Redeemable Preferred
   stock, $.01 par value, 1,700,000 shares authorized,
   none issued and outstanding.........................
  Series B Junior Participating Preferred stock, $.01
   par value, 400,000 shares authorized, none issued
   and outstanding.....................................
  9.375% Series C Cumulative Redeemable Preferred
   stock, $.01 par value, 700,000 shares authorized,
   none issued and outstanding.........................
  Common stock, $.01 par value, 150,000,000 shares
   authorized, 27,629,210 and 27,639,210 shares issued
   and outstanding, respectively.......................         276          276
  Additional paid-in capital...........................     488,737      487,467
  Distributions in excess of earnings..................     (14,346)     (11,844)
                                                         ----------   ----------
   Total stockholders' equity..........................     474,667      475,899
                                                         ----------   ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $1,208,541   $1,105,928
                                                         ==========   ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (unaudited, in thousands, except share and per share data)

                                                           Six Months Ended
                                                               June 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
REVENUES (Note 6):
  Rental income......................................... $   66,982  $   54,448
  Tenant reimbursements.................................      8,316       7,077
  Interest income.......................................        621         883
  Other income..........................................        932         867
                                                         ----------  ----------
    Total revenues......................................     76,851      63,275
                                                         ----------  ----------
EXPENSES:
  Property expenses.....................................     10,463       9,037
  Real estate taxes.....................................      5,861       4,558
  General and administrative expenses...................      4,515       3,702
  Ground leases.........................................        671         595
  Interest expense......................................     11,919       9,379
  Depreciation and amortization.........................     14,677      12,419
                                                         ----------  ----------
    Total expenses......................................     48,106      39,690
                                                         ----------  ----------
INCOME BEFORE EQUITY IN LOSS OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS......................     28,745      23,585
EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY.............        (14)        (25)
                                                         ----------  ----------
INCOME BEFORE MINORITY INTERESTS........................     28,731      23,560
                                                         ----------  ----------

MINORITY INTERESTS:
  Distributions on Cumulative Redeemable
   Preferred units......................................     (4,669)     (2,254)
  Minority interest in earnings.........................     (3,356)     (2,642)
                                                         ----------  ----------
    Total minority interests............................     (8,025)     (4,896)
                                                         ----------  ----------

NET INCOME.............................................. $   20,706  $   18,664
                                                         ==========  ==========
Net income per common share--basic (Note 7)............. $     0.75  $     0.71
                                                         ==========  ==========
Net income per common share--diluted (Note 7)........... $     0.75  $     0.71
                                                         ==========  ==========
Weighted average shares outstanding--basic (Note 7)..... 27,630,867  26,324,554
                                                         ==========  ==========
Weighted average shares outstanding--diluted (Note 7)... 27,673,500  26,466,797
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (unaudited, in thousands, except share and per share data)

                                                          Three Months Ended
                                                               June 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
REVENUES (Note 6):
  Rental income......................................... $   34,164  $   28,988
  Tenant reimbursements.................................      4,193       3,852
  Interest income.......................................        221         409
  Other income..........................................        723         673
                                                         ----------  ----------
    Total revenues......................................     39,301      33,922
                                                         ----------  ----------
EXPENSES:
  Property expenses.....................................      5,329       5,066
  Real estate taxes.....................................      2,852       2,470
  General and administrative expenses...................      2,201       2,143
  Ground leases.........................................        334         290
  Interest expense......................................      6,160       4,593
  Depreciation and amortization.........................      7,460       6,565
                                                         ----------  ----------
    Total expenses......................................     24,336      21,127
                                                         ----------  ----------
INCOME BEFORE EQUITY IN LOSS OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS......................     14,965      12,795
EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY.............        (14)        (24)
                                                         ----------  ----------
INCOME BEFORE MINORITY INTERESTS........................     14,951      12,771
                                                         ----------  ----------

MINORITY INTERESTS:
  Distributions on Cumulative Redeemable
   Preferred units......................................     (2,335)     (1,554)
  Minority interest in earnings.........................     (1,820)     (1,432)
                                                         ----------  ----------
    Total minority interests............................     (4,155)     (2,986)
                                                         ----------  ----------

NET INCOME.............................................. $   10,796  $    9,785
                                                         ==========  ==========
Net income per common share--basic (Note 7)............. $     0.39  $     0.36
                                                         ==========  ==========
Net income per common share--diluted (Note 7)........... $     0.39  $     0.36
                                                         ==========  ==========
Weighted average shares outstanding--basic (Note 7)..... 27,629,210  27,406,618
                                                         ==========  ==========
Weighted average shares outstanding--diluted (Note 7)... 27,713,291  27,520,681
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................... $ 20,706  $  18,664
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization............................   14,677     12,419
 Provision for uncollectable tenant receivables and
  deferred rent...........................................    1,310        740
 Restricted stock compensation............................      254        230
 Minority interest in earnings............................    3,356      2,642
 Gain on sale of undeveloped land.........................     (539)
 Other....................................................     (216)        25
 Changes in assets and liabilities:
  Tenant receivables......................................   (3,349)    (3,126)
  Deferred leasing costs..................................   (1,674)    (1,733)
  Prepaid expenses and other assets.......................     (164)      (113)
  Accounts payable and accrued expenses...................      (19)       890
  Rents received in advance and tenant security deposits..    1,479      1,731
  Accrued distributions to Cumulative Redeemable
   Preferred unitholders..................................       58      1,514
                                                           --------  ---------
   Net cash provided by operating activities..............   35,879     33,883
                                                           --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties....................  (23,977)  (213,009)
 Expenditures for undeveloped land and construction in
  progress................................................  (72,483)   (37,583)
 Proceeds from sale of undeveloped land...................    5,051
 Cash paid for note receivable to related party...........              (2,153)
 Increase in escrow deposits..............................               2,969
 Net advances to unconsolidated subsidiary................   (1,016)       (69)
                                                           --------  ---------
   Net cash used in investing activities..................  (92,425)  (249,845)
                                                           --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuances of common stock..............              82,192
 Net proceeds from issuances of Cumulative Redeemable
  Preferred units.........................................              72,966
 Net (repayment) borrowings on unsecured line of credit...  (19,500)    81,000
 Proceeds from issuance of mortgage debt..................  125,000      5,000
 Principal payments on mortgage debt......................  (20,585)    (1,918)
 Financing costs..........................................     (780)    (1,151)
 Decrease (increase) in restricted cash...................    1,474        (15)
 Distributions paid to common stockholders and common
  unitholders.............................................  (26,462)   (23,190)
                                                           --------  ---------
   Net cash provided by financing activities..............   59,147    214,884
                                                           --------  ---------
Net increase (decrease) in cash and cash equivalents......    2,601     (1,078)
Cash and cash equivalents, beginning of period............    6,443      8,929
                                                           --------  ---------
Cash and cash equivalents, end of period ................. $  9,044  $   7,851
                                                           ========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest...... $ 11,133  $   8,599
                                                           ========  =========
 Distributions paid to Cumulative Redeemable Preferred
  unitholders............................................. $  4,596  $     740
                                                           ========  =========
NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 8)................ $ 13,567  $  12,815
                                                           ========  =========
 Issuance of common units of the Operating Partnership to
  acquire operating properties and undeveloped land (Note
  2)...................................................... $  9,915  $  16,031
                                                           ========  =========
 Minority interest recorded in connection with Development
  LLC undeveloped land acquisitions (Notes 2 and 4)....... $  9,733
                                                           ========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

1. Organization and Basis of Presentation

 Organization

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of the Kilroy Group, which had been engaged in the acquisition, operation, financing and construction of principally class A suburban office and industrial properties in select locations in key suburban submarkets, primarily in Southern California. As of June 30, 1999, the Company's stabilized portfolio consisted of 83 office properties and 86 industrial properties, which encompassed approximately 5.8 million and 6.2 million rentable square feet, respectively, and was 95.6% occupied. The Company's stabilized portfolio consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of June 30, 1999, the Company had seven office properties under construction which when completed are expected to encompass an aggregate of 871,600 rentable square feet and had recently completed construction on two office and three industrial properties encompassing an aggregate of 175,400 and 769,200 rentable square feet, respectively, which were in lease-up at June 30, 1999. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheet upon building shell completion. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 85.5% general partnership interest in the Operating Partnership as of June 30, 1999.

  The majority of the Company's properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industries in which the tenants operate.

 Basis of Presentation

  The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Amendment 1 to Form 10-K on Form 10K-A for the year ended December 31, 1998.

  Certain prior year amounts have been reclassified to conform to the current period's presentation.

                           KILROY REALTY CORPORATION

                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


2. Acquisitions and Dispositions

 Acquisitions

  In February 1999, the Company acquired three acres of undeveloped land in San Diego, California for $0.4 million in cash and 119,460 common units of the Operating Partnership valued at $2.5 million based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange ("NYSE"). The undeveloped land was acquired from The Allen Group, a group of affiliated real estate development companies based in Visalia, California. An Executive Vice President of the Company received 76,896 of the total 119,460 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily with existing working capital.

  In March 1999, the Company acquired one office property containing 126,000 aggregate rentable square feet in San Diego, California for $17.5 million in cash and 168,402 common units of the Operating Partnership valued at $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE. The office property, which is 100% leased through February 2014, was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $2.3 million to a limited liability company controlled by Richard
S. Allen, a former member of the Company's Board of Directors, to finance tenant improvements to this property. The $2.3 million balance of the note and the related interest, which accrued at a rate of Prime plus 1.00%, were repaid to the Company in connection with the acquisition. An Executive Vice President of the Company received 98,476 of the total 168,402 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  During the first quarter of 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California for $16.1 million and 184,172 common units of the Operating Partnership valued at $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE. The undeveloped land was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997 that provided for the joint development of two office projects with approximately 1.1 million aggregate rentable square feet over the next five years. Both the Company and The Allen Group contributed their respective 50% interests in the undeveloped land to two limited liability companies (the "Development LLCs") upon the completion of the acquisition. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $8.5 million to a limited partnership controlled by Richard S. Allen to finance infrastructure improvements on the undeveloped land. The $8.5 million balance of the note was assumed by one of the Development LLCs in connection with the undeveloped land acquisition. The related interest, which accrued at a rate of LIBOR plus 1.85%, was paid to the Company by the limited partnership. An Executive Vice President of the Company received 69,694 of the total 184,172 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  In April 1999, the Company acquired nine acres of undeveloped land in San Diego, California from an unaffiliated third party for $4.3 million in cash. The Company acquired the undeveloped land by exercising an option obtained in connection with the acquisition of the adjacent office property in April 1998. Prior to the acquisition, the Company had leased the undeveloped land from the seller under a ground lease. The acquisition

                           KILROY REALTY CORPORATION

                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

of the undeveloped land was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  In May 1999, the Company acquired the 12.5% minority interest in a three-building office complex in Los Angeles, California for $1.2 million in cash. The Company had originally purchased its 87.5% interest in the office complex in September 1997. The acquisition of the minority interest was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's length negotiations and was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

 Dispositions

  In February 1999, the Company sold eight acres of its 18-acre undeveloped land parcel in Calabasas, California to the City of Calabasas for a total sales price of $1.4 million. The land is part of a 66-acre development site which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. The Company presently plans to develop 213,000 rentable square feet of office space on the remaining ten acres it currently owns. The infrastructure improvements on the land were financed with public facility bonds which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation that related to the eight acres the Company sold to the City of Calabasas was defeased. The refinanced bonds, which were sponsored by the City of Calabasas, currently have a principal balance of $12.5 million. The bonds do not contain cross-collateralization provisions and therefore if one property owner defaulted on their special tax payments, the other property owners would not be obligated to repay the defaulted taxes. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is currently estimated at $5.5 million, but may decrease depending on the actual size and number of buildings built. Because the assessment on each individual property owner is dependent upon the rate of development of the entire development site and therefore is not fixed and determinable, the obligation was not recorded by the Company at June 30, 1999. The periodic assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction. The gain on sale of $0.1 million from the sale of the eight acres of undeveloped land is included in other income in the consolidated statements of operations.

  In May 1999, the Company sold five acres of undeveloped land in San Diego, California to an unaffiliated third party for a total sales price of $3.7 million in cash. The gain on sale of $0.4 million is included in other income in the consolidated statements of operations.

3. Unsecured Line of Credit and Mortgage Debt

  As of June 30, 1999, the Company had borrowings of $253 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $78.6 million.

  In March 1999, the Company borrowed $95.0 million under a mortgage loan that is collateralized by nine office and industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 7.20%, amortizes over 25 years and matures in April 2009. The Company used the proceeds from the mortgage loan to repay borrowings under the Credit Facility and to fund development expenditures.

  In April 1999, the Company borrowed $30.0 million under a mortgage loan that is collateralized by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed annual interest rate of 7.15% and matures in May 2017. The Company used the proceeds from the mortgage

                           KILROY REALTY CORPORATION

                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

loan to repay an existing variable rate mortgage loan with an outstanding balance of $19.0 million, to repay borrowings under the Credit Facility and to fund development expenditures.

  Total interest capitalized for the three months ended June 30, 1999 and 1998 was $2.6 million and $2.3 million, respectively. Total interest capitalized for the six months ended June 30, 1999 and 1998 was $4.6 million and $3.7 million, respectively.

4. Minority Interests

  Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs.

  During the six months ended June 30, 1999, the Operating Partnership issued 472,034 common limited partnership units in the Operating Partnership in connection with operating property and undeveloped land acquisitions (see Note
2). As a result, the Company owned an 85.5% general partnership interest in the Operating Partnership as of June 30, 1999.

  During the first quarter of 1999, the Company became a 50% managing member in each of the Development LLCs as a result of the acquisition of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs (see Note 2). The Development LLCs are consolidated for financial reporting purposes because the Company holds a 50% ownership interest combined with the ability to control all significant development decisions.

5. Stockholders Equity

  The Company has filed a registration statement on Form S-3 with the SEC which, when declared effective, will register the potential issuance and resale of up to 3,660,201 shares of the Company's common stock to the identified holders of 3,660,201 common limited partnership units of the Operating Partnership that were previously issued in connection with acquisitions during 1997 and 1998. The common units may be exchanged at the Company's option, on a one-for-one basis, into shares of the Company's common stock. Neither the Company nor the Operating Partnership will receive any of the proceeds from the issuance of the common stock to the identified common unitholders.

  In March 1999, the Company filed a registration statement on Form S-3 with the SEC to register 1,000,000 shares of the Company's common stock in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP") and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company or from the open market or from privately negotiated transactions,

                           KILROY REALTY CORPORATION

                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The registration statement has not yet been declared effective by the SEC.

  In May 1999, the Company filed a registration statement on Form S-8 with the SEC that registered the potential issuance and resale of up to 1,500,000 shares of the Company's common stock in connection with shares of the Company's common stock issuable to the Company's employees and directors under the 1997 Stock Option and Incentive Plan.

6. Segment Disclosure

  The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes and ground leases) and does not include interest income and expense, depreciation and amortization and corporate general and administrative expenses. All operating revenues are comprised of amounts received from external tenants.

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
                                                 (in thousands)
Revenues and Expenses:
Office Properties:
  Operating revenues................. $  27,210  $  24,323  $ 52,768  $ 44,181
  Property and related expenses......     6,621      6,394    13,245    11,496
                                      ---------  ---------  --------  --------
  Net operating income, as defined...    20,589     17,929    39,523    32,685
                                      ---------  ---------  --------  --------
Industrial Properties:
  Operating revenues.................    11,870      9,190    23,462    18,211
  Property and related expenses......     1,894      1,432     3,750     2,694
                                      ---------  ---------  --------  --------
  Net operating income, as defined...     9,976      7,758    19,712    15,517
                                      ---------  ---------  --------  --------
Total Reportable Segments:
  Operating revenues.................    39,080     33,513    76,230    62,392
  Property and related expenses......     8,515      7,826    16,995    14,190
                                      ---------  ---------  --------  --------
  Net operating income, as defined...    30,565     25,687    59,235    48,202
                                      ---------  ---------  --------  --------
Reconciliation to Consolidated Net
 Income:
  Total net operating income, as
   defined, for reportable segments..    30,565     25,687    59,235    48,202
  Other unallocated revenues:
    Interest income..................       221        409       621       883
  Other unallocated expenses:
    General and administrative
     expenses........................     2,201      2,143     4,515     3,702
    Interest expense.................     6,160      4,593    11,919     9,379
    Depreciation and amortization....     7,460      6,565    14,677    12,419
                                      ---------  ---------  --------  --------
  Net income before equity in loss of
   unconsolidated subsidiary and
   minority interests................    14,965     12,795    28,745    23,585
  Equity in loss of unconsolidated
   subsidiary........................       (14)       (24)      (14)      (25)
  Minority interests.................    (4,155)    (2,986)   (8,025)   (4,896)
                                      ---------  ---------  --------  --------
  Net income......................... $  10,796  $   9,785  $ 20,706  $ 18,664
                                      =========  =========  ========  ========

                           KILROY REALTY CORPORATION

                    Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


7. Earnings Per Share

  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable assuming the exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive since the exchange of common units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income.

                          Three Months Ended June 30, 1999    Three Months Ended June 30, 1998
                         ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------- ------------- ---------
                                   (in thousands, except share and per share amounts)
Basic...................   $10,796    27,629,210     $0.39     $9,785     27,406,618     $0.36
Effect of dilutive
 securities:
  Stock options
   granted..............                  84,081                             114,063
                           -------    ----------     -----     ------     ----------     -----
Diluted.................   $10,796    27,713,291     $0.39     $9,785     27,520,681     $0.36
                           =======    ==========     =====     ======     ==========     =====

                           Six Months Ended June 30, 1999      Six Months Ended June 30, 1998
                         ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------- ------------- ---------
                                   (in thousands, except share and per share amounts)
Basic...................   $20,706    27,630,867     $0.75     $18,664    26,324,554     $0.71
Effect of dilutive
 securities:
  Stock options
   granted..............                  42,633                             142,243
                           -------    ----------     -----     -------    ----------     -----
Diluted.................   $20,706    27,673,500     $0.75     $18,664    26,466,797     $0.71
                           =======    ==========     =====     =======    ==========     =====

  At June 30, 1999, Company employees and directors held options to purchase 2,147,900 shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

8. Subsequent Events

  On July 23, 1999, the Company acquired one office property located in San Diego, California totaling approximately 50,000 rentable square feet for a purchase price of approximately $9.3 million in cash. The property was acquired from an unaffiliated third-party and was funded primarily from working capital and borrowings on the Credit Facility.

  On July 9, 1999, distributions of $13.6 million were paid to common stockholders and common unitholders of record on June 30, 1999.

  On August 13, 1999, the Company sold one office property located in Ventura, California totaling approximately 125,500 rentable square feet to an unaffiliated third party for a sales price of approximately $5.4 million in cash.

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

Overview and Background

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of the Kilroy Group, which had been engaged in the acquisition, operation, financing and construction of principally class A suburban office and industrial properties in select locations in key suburban submarkets, primarily in Southern California. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 85.5% general partnership interest in the Operating Partnership as of June 30, 1999.

Results of Operations

  During the six months ended June 30, 1999, the Company acquired one office property encompassing 126,000 rentable square feet, for a total purchase price of $21.1 million. During 1998, the Company acquired 25 office and 16 industrial buildings totaling 1.4 million and 674,000 aggregate rentable square feet, respectively, for an aggregate acquisition cost of approximately $254 million. Operating results for acquired properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition dates.

  As a result of the properties acquired and the projects developed by the Company subsequent to June 30, 1998, rentable square footage in the Company's portfolio of stabilized properties increased 1.0 million rentable square feet, or 8.5% to 12.0 million rentable square feet at June 30, 1999 compared to 11.0 million rentable square feet at June 30, 1998. As of June 30, 1999, the Company's portfolio of stabilized properties was comprised of 83 office properties (the "Office Properties") encompassing 5.8 million rentable square feet and 86 industrial properties (the "Industrial Properties" and together with the Office Properties, the "Properties") encompassing 6.2 million rentable square feet. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. The stabilized portfolio occupancy rate at June 30, 1999 was 95.6%, with the Office and Industrial Properties 93.1% and 98.0% occupied, respectively.

  During the six months ended June 30, 1999, the Company completed construction on two office and three industrial buildings encompassing an aggregate of 175,400 and 769,200 rentable square feet, respectively, which were in lease-up at June 30, 1999. At June 30, 1999, the Company had seven office properties under construction which when completed are expected to encompass an aggregate of 871,600 rentable square feet.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

                                              Three Months
                                             Ended June 30,
                                             --------------- Dollar  Percentage
                                              1999    1998   Change    Change
                                             ------- ------- ------  ----------
                                                  (dollars in thousands)
Revenues:
  Rental income............................. $34,164 $28,988 $5,176     17.9%
  Tenant reimbursements.....................   4,193   3,852    341      8.9
  Interest income...........................     221     409   (188)   (45.9)
  Other income..............................     723     673     50      7.5
                                             ------- ------- ------
    Total revenues..........................  39,301  33,922  5,379     15.9
                                             ------- ------- ------
Expenses:
  Property expenses.........................   5,329   5,066    263      5.2
  Real estate taxes.........................   2,852   2,470    382     15.5
  General and administrative expenses.......   2,201   2,143     58      2.7
  Ground leases.............................     334     290     44     15.2
  Interest expense..........................   6,160   4,593  1,567     34.1
  Depreciation and amortization.............   7,460   6,565    895     13.6
                                             ------- ------- ------
    Total expenses..........................  24,336  21,127  3,209     15.2
                                             ------- ------- ------
Income before equity in loss of
 unconsolidated subsidiary
 and minority interests..................... $14,965 $12,795 $2,170     17.0%
                                             ======= ======= ======

Rental Operations

  Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the three months ended June 30, 1999 and 1998.

                               Office Properties

                                               Three Months
                                              Ended June 30,
                                              --------------- Dollar  Percentage
                                               1999    1998   Change    Change
                                              ------- ------- ------  ----------
                                                   (dollars in thousands)
Operating revenues:
  Rental income.............................. $23,561 $20,669 $2,892     14.0%
  Tenant reimbursements......................   2,966   2,989    (23)    (0.8)
  Other income...............................     683     665     18      2.7
                                              ------- ------- ------
    Total....................................  27,210  24,323  2,887     11.9
                                              ------- ------- ------
Property and related expenses:
  Property expenses..........................   4,661   4,457    204      4.6
  Real estate taxes..........................   1,626   1,647    (21)    (1.3)
  Ground leases..............................     334     290     44     15.2
                                              ------- ------- ------
    Total....................................   6,621   6,394    227      3.6
                                              ------- ------- ------
Net operating income, as defined............. $20,589 $17,929 $2,660     14.8%
                                              ======= ======= ======

  Total revenues from Office Properties increased $2.9 million, or 11.9% to $27.2 million for the three months ended June 30, 1999 compared to $24.3 million for the three months ended June 30, 1998. Rental income from Office Properties increased $2.9 million, or 14.0% to $23.6 million for the three months ended June 30, 1999 compared to $20.7 million for the three months ended June 30, 1998. Of this increase, $0.6 million was generated by the one office property acquired during 1999 (the "1999 Office Acquisition"), $0.6 million was generated by the Office Properties acquired during 1998 (the "1998 Office Acquisitions") and $0.9 million was generated by the Office Properties developed by the Company in 1998 and in 1999 (the "Office Development Properties"). The remaining $0.8 million of the increase was generated by the stabilized office properties owned at January 1, 1998 and still owned at June 30, 1999 (the "Core Office Portfolio"), and represented a 5.1% increase in rental income for the Core Office Portfolio. Average occupancy in the Core Office Portfolio remained consistent for the three months ended June 30, 1999 compared to the same period in 1998. The increase in rental income generated by the Core Office Portfolio was primarily attributable to increases in rental rates.

  Tenant reimbursements from Office Properties remained consistent for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. An increase of $0.1 million in tenant reimbursements generated by the 1999 Office Acquisition, the 1998 Office Acquisitions and the Office Development Properties was offset by a decrease of $0.1 million in tenant reimbursements generated by the Core Office Portfolio due to a decrease in total expenses for this portfolio. Other income from Office Properties remained consistent for the three months ended June 30, 1999 compared to the same period in 1998. However, for the three months ended June 30, 1999, other income from Office Properties included a $0.4 million gain on the sale of five acres of undeveloped land in San Diego, California and for the three months ended June 30, 1998, other income from Office Properties included a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination and management fees.

  Total expenses from Office Properties increased $0.2 million, or 3.6% to $6.6 million for the three months ended June 30, 1999 compared to $6.4 million for the three months ended June 30, 1998. Property expenses increased $0.2 million, or 4.6% to $4.7 million for the three months ended June 30, 1999 compared to $4.5 million for the same period in 1998. The total increase of $0.2 million in property expenses from Office Properties was attributable to the 1998 Office Acquisitions and the Office Development Properties. Property expenses for the Core Office Portfolio decreased $42,000, or 1.3% for the three months ended June 30, 1999 compared to the same period in 1998 due to management's implementation of cost saving measures. Real estate taxes remained consistent for the three months ended June 30, 1999 as compared to the same period in 1998. An increase in real estate taxes of $0.1 million attributable to owning the 1998 Office Acquisitions for a full quarter in 1999 was offset by a decrease in property taxes for the Core Office Portfolio due primarily to lower than anticipated acquisition-related reassessments on properties acquired by the Company during 1997. Ground lease expense from Office Properties remained consistent for the three months ended June 30, 1999 compared to the same period in 1998.

  Net operating income, as defined, from Office Properties increased $2.7 million, or 14.8% to $20.6 million for the three months ended June 30, 1999 compared to $17.9 million for the three months ended June 30, 1998. Of this increase, $1.7 million was generated by the 1999 Office Acquisition, the 1998 Office Acquisitions, and the Office Development Properties. The remaining increase of $1.0 million was generated by the Core Office Portfolio and represented a 6.5% increase in net operating income for the Core Office Portfolio.

                             Industrial Properties

                                                Three Months
                                               Ended June 30,
                                               --------------- Dollar Percentage
                                                1999    1998   Change   Change
                                               ------- ------- ------ ----------
                                                    (dollars in thousands)
Operating revenues:
  Rental income............................... $10,603 $ 8,319 $2,284    27.5%
  Tenant reimbursements.......................   1,227     863    364    42.2
  Other income................................      40       8     32   400.0
                                               ------- ------- ------
    Total.....................................  11,870   9,190  2,680    29.2
                                               ------- ------- ------
Property and related expenses:
  Property expenses...........................     668     609     59     9.7
  Real estate taxes...........................   1,226     823    403    49.0
                                               ------- ------- ------
    Total.....................................   1,894   1,432    462    32.3
                                               ------- ------- ------
Net operating income, as defined.............. $ 9,976 $ 7,758 $2,218    28.6%
                                               ======= ======= ======

  Total revenues from Industrial Properties increased $2.7 million, or 29.2% to $11.9 million for the three months ended June 30, 1999 compared to $9.2 million for the three months ended June 30, 1998. Rental income from Industrial Properties increased $2.3 million, or 27.5% to $10.6 million for the three months ended June 30, 1999 compared to $8.3 million for the three months ended June 30, 1998. Of this increase, $1.0 million was generated by the Industrial Properties acquired during 1998 (the "1998 Industrial Acquisitions") and $1.1 million was generated by the Industrial Properties developed by the Company in 1998 and 1999 (the "Industrial Development Properties"). The remaining $0.2 million of the increase was generated by the stabilized industrial properties owned at January 1, 1998 and still owned at June 30, 1999 (the "Core Industrial Portfolio") and represented a 3.0% increase in rental income for the Core Industrial Portfolio. Average occupancy in the Core Industrial Portfolio remained consistent for the three months ended June 30, 1999 compared to the same period in 1998. The increase in rental income generated by the Core Industrial Portfolio was primarily attributable to increases in rental rates.

  Tenant reimbursements from Industrial Properties increased $0.4 million, or 42.2% to $1.2 million for the three months ended June 30, 1999 compared to $0.8 million for three months ended June 30, 1998. Of this increase, $0.3 million was attributable to the 1998 Industrial Acquisitions and the Industrial Development Properties. The remaining $0.1 million was generated by the Core Industrial Portfolio and was primarily attributable to an increase in real estate taxes reimbursable by tenants. Other income from Industrial Properties remained consistent for the three months ended June 30, 1999 compared to the same period in 1998.

  Total expenses from Industrial Properties increased $0.5 million, or 32.3% to $1.9 million for the three months ended June 30, 1999 compared to $1.4 million for the three months ended June 30, 1998. Property expenses from Industrial Properties remained consistent for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. An increase of $0.1 million attributable to the 1998 Industrial Acquisitions and the Industrial Development Properties was offset by a decrease of $55,000, or 11.9% for the Core Industrial Portfolio due to management's implementation of cost saving measures. Real estate taxes from Industrial Properties increased $0.4 million, or 49.0% to $1.2 million for the three months ended June 30, 1999 compared to $0.8 million for the three months ended June 30, 1998. Of the total increase in real estate taxes, $0.2 million was attributable to the 1998 Industrial Acquisitions and the Industrial Development Properties. The remaining $0.2 million increase was generated by the Core Industrial Portfolio and was primarily attributable to acquisition-related reassessments on properties acquired by the Company in 1997.

  Net operating income, as defined, from Industrial Properties increased $2.2 million, or 28.6% to $10.0 million for the three months ended June 30, 1999 compared to $7.8 million for the three months ended June 30, 1998. Of this increase, $2.1 million was generated by the 1998 Industrial Acquisitions and the Industrial

Development Properties. The remaining $0.1 million was generated by the Core Industrial Portfolio and represented a 1.8% increase in net operating income for the Core Industrial Portfolio.

Non-Property Related Income and Expenses

  Interest income decreased $0.2 million, or 45.9% to $0.2 million for the three months ended June 30, 1999 compared to $0.4 million for the three months ended June 30, 1998. The Company had higher outstanding cash balances during the second quarter of 1998 due to proceeds received from equity offerings and preferred unit issuances transacted during the first quarter of 1998.

  General and administrative expenses remained relatively consistent at $2.2 million for the three months ended June 30, 1999 compared to $2.1 million for the three months ended June 30, 1998.

  Interest expense increased $1.6 million, or 34.1% to $6.2 million for the three months ended June 30, 1999 compared to $4.6 million for the comparable period in 1998, primarily due to a net increase in aggregate indebtedness. The Company's weighted average interest rate decreased 0.3% to 7.1% at June 30, 1999 as compared to 7.4% at June 30, 1998.

  Depreciation and amortization increased $0.9 million, or 13.6% to $7.5 million for the three months ended June 30, 1999 compared to $6.6 million for the comparable period in 1998. The increase was due primarily to a full quarter of depreciation on properties acquired during 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

                                              Six Months
                                            Ended June 30,
                                            --------------- Dollar   Percentage
                                             1999    1998   Change     Change
                                            ------- ------- -------  ----------
                                                  (dollars in thousands)
Revenues:
  Rental income............................ $66,982 $54,448 $12,534     23.0%
  Tenant reimbursements....................   8,316   7,077   1,239     17.5
  Interest income..........................     621     883    (262)   (29.6)
  Other income.............................     932     867      65      7.5
                                            ------- ------- -------
    Total revenues.........................  76,851  63,275  13,576     21.5
                                            ------- ------- -------
Expenses:
  Property expenses........................  10,463   9,037   1,426     15.8
  Real estate taxes........................   5,861   4,558   1,303     28.6
  General and administrative expenses......   4,515   3,702     813     22.0
  Ground leases............................     671     595      76     12.8
  Interest expense.........................  11,919   9,379   2,540     27.1
  Depreciation and amortization............  14,677  12,419   2,258     18.2
                                            ------- ------- -------
    Total expenses.........................  48,106  39,690   8,416     21.1
                                            ------- ------- -------
Income before equity in loss of
 unconsolidated subsidiary
 and minority interests.................... $28,745 $23,585 $ 5,160     21.9%
                                            ======= ======= =======

Rental Operations

  Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the six months ended June 30, 1999 and 1998.

                               Office Properties

                                                Six Months
                                              Ended June 30,
                                              --------------- Dollar  Percentage
                                               1999    1998   Change    Change
                                              ------- ------- ------- ----------
                                                    (dollars in thousands)
Operating Revenues:
  Rental income.............................. $46,102 $38,097 $ 8,005     21.0%
  Tenant reimbursements......................   5,784   5,310     474      8.9
  Other income...............................     882     774     108     14.0
                                              ------- ------- -------
    Total....................................  52,768  44,181   8,587     19.4
                                              ------- ------- -------
Property and related expenses:
  Property expenses..........................   9,084   7,931   1,153     14.5
  Real estate taxes..........................   3,490   2,970     520     17.5
  Ground leases..............................     671     595      76     12.8
                                              ------- ------- -------
    Total....................................  13,245  11,496   1,749     15.2
                                              ------- ------- -------
Net operating income, as defined............. $39,523 $32,685 $ 6,838     20.9%
                                              ======= ======= =======

  Total revenues from Office Properties increased $8.6 million, or 19.4% to $52.8 million for the six months ended June 30, 1999 compared to $44.2 million for the six months ended June 30, 1998. Rental income from Office Properties increased $8.0 million, or 21.0% to $46.1 million for the six months ended June 30, 1999 compared to $38.1 million for the six months ended June 30, 1998. Of this increase, $0.6 million was generated by the one office property acquired during 1999 (the "1999 Office Acquisition"), $4.1 million was generated by the Office Properties acquired during 1998 (the "1998 Office Acquisitions") and $1.7 million was generated by the Office Properties developed by the Company in 1998 and 1999 (the "Office Development Properties"). The remaining $1.6 million of the increase was generated by the stabilized office properties owned at January 1, 1998 and still owned at June 30, 1999 (the "Core Office Portfolio"), and represented a 4.9% increase in rental income for the Core Office Portfolio. Average occupancy in the Core Office Portfolio remained consistent for the six months ended June 30, 1999 compared to the same period in 1998. The increase in rental income generated by the Core Office Portfolio was primarily attributable to increases in rental rates.

  Tenant reimbursements from Office Properties increased $0.5 million, or 8.9% to $5.8 million for the six months ended June 30, 1999 compared to $5.3 million for the six months ended June 30, 1998. This increase was attributable to tenant reimbursements from the 1999 Office Acquisition, the 1998 Office Acquisitions and the Office Development Properties. Tenant reimbursements from the Core Office Portfolio remained consistent for the six months ended June 30, 1999 compared to the same period in 1998. Other income from Office Properties increased $0.1 million, or 14.0% to $0.9 million for the six months ended June 30, 1999 compared to $0.8 million for the same period in 1998. For the six months ended June 30, 1999 other income from Office Properties included a $0.1 million gain on the sale of eight acres of undeveloped land in Calabassas, California and a $0.4 million gain on the sale of five acres of undeveloped land in San Diego, California. Other income from Office Properties for the six months ended June 30, 1998 included a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination and management fees.

  Total expenses from Office Properties increased $1.7 million, or 15.2% to $13.2 million for the six months ended June 30, 1999 compared to $11.5 million for the six months ended June 30, 1998. Property expenses from Office Properties increased $1.2 million, or 14.5% to $9.1 million and real estate taxes from Office Properties increased $0.5 million, or 17.5% to $3.5 million for the six months ended June 30, 1999 compared to $7.9 million and $3.0 million, respectively, for the six months ended June 30, 1998. Of the collective increase of $1.7 million in property expenses and real estate taxes, $1.8 million was attributable to the 1999 Office Acquisition, 1998 Office Acquisitions and the Office Development Properties. This increase was offset by a $0.1 million decrease at the Core Office Portfolio, primarily due to management's implementation of cost saving measures. Ground lease expense from Office Properties increased $0.1 million, or 12.8% for the six months ended June 30, 1999 compared to the same period in 1998 primarily due to a full six months of ground lease expense at one of the 1998 Office Acquisitions.

  Net operating income, as defined, from Office Properties increased $6.8 million, or 20.9% to $39.5 million for the six months ended June 30, 1999 compared to $32.7 million for the six months ended June 30, 1998. Of this increase, $5.0 million was generated by the 1999 Office Acquisition, the 1998 Office Acquisitions, and the Office Development Properties. The remaining increase of $1.8 million was generated by the Core Office Portfolio and represented a 6.5% increase in net operating income for the Core Office Portfolio.

                             Industrial Properties

                                                Six Months
                                              Ended June 30,
                                              --------------- Dollar  Percentage
                                               1999    1998   Change    Change
                                              ------- ------- ------  ----------
                                                   (dollars in thousands)
Operating Revenues:
  Rental income.............................. $20,880 $16,351 $4,529     27.7%
  Tenant reimbursements......................   2,532   1,767    765     43.3
  Other income...............................      50      93    (43)   (46.2)
                                              ------- ------- ------
    Total....................................  23,462  18,211  5,251     28.8
                                              ------- ------- ------
Property and related expenses:
  Property expenses..........................   1,379   1,106    273     24.7
  Real estate taxes..........................   2,371   1,588    783     49.3
                                              ------- ------- ------
    Total....................................   3,750   2,694  1,056     39.2
                                              ------- ------- ------
Net operating income, as defined............. $19,712 $15,517 $4,195     27.0%
                                              ======= ======= ======

  Total revenues from Industrial Properties increased $5.3 million, or 28.8% to $23.5 million for the six months ended June 30, 1999 compared to $18.2 million for the six months ended June 30, 1998. Rental income from Industrial Properties increased $4.5 million, or 27.7% to $20.9 million for the six months ended June 30, 1999 compared to $16.4 million for the six months ended June 30, 1998. Of this increase, $2.0 million was generated by the Industrial Properties acquired during 1998 (the "1998 Industrial Acquisitions") and
$2.3 million was generated by the Industrial Properties developed by the Company in 1998 and 1999 (the "Industrial Development Properties"). The remaining $0.2 million increase was generated by the stabilized industrial properties owned at January 1, 1998 and still owned at June 30, 1999 (the "Core Industrial Portfolio") and represented a 1.1% increase in rental income for the Core Industrial Portfolio. Average occupancy in the Core Industrial Portfolio remained consistent for the six months ended June 30, 1999 compared to the same period in 1998. The increase in rental income from the Core Industrial Portfolio was primarily attributable to increases in rental rates.

  Tenant reimbursements from Industrial Properties increased $0.8 million, or 43.3% to $2.5 million for the six months ended June 30, 1999 compared to $1.7 million for the six months ended June 30, 1998. Of this increase, $0.6 million was attributable to the 1998 Industrial Acquisitions and the Industrial Development Properties. The remaining $0.2 million was generated by to the Core Industrial Portfolio and was primarily due to an increase in real estate taxes reimbursable by tenants. Other income from Industrial Properties remained consistent for the six months ended June 30, 1999 compared to the same period in 1998.

  Total expenses from Industrial Properties increased $1.1 million, or 39.2% to $3.8 million for the six months ended June 30, 1999 compared to $2.7 million for the six months ended June 30, 1998. Property expenses from Industrial Properties increased $0.3 million, or 24.7% to $1.4 million for the six months ended June 30, 1999 compared to $1.1 million for the six months ended June 30, 1998. This entire increase was attributable to the 1998 Industrial Acquisitions and the Industrial Development Properties. Property expenses for the Core Industrial Portfolio remained consistent for the six months ended June 30, 1999 compared to the comparable period in 1998. Real estate taxes from Industrial Properties increased $0.8 million, or 49.3% to $2.4 million for the six months ended June 30, 1999 compared to $1.6 million for the six months ended June 30, 1998. Of the total increase in real estate taxes, $0.4 million was attributable to the 1998 Industrial Acquisitions and the Industrial Development Properties. The remaining $0.4 million increase was generated by the Core Industrial Portfolio and was primarily due to acquisition-related assessments on properties acquired by the Company in 1997.

  Net operating income, as defined, from Industrial Properties increased $4.2 million, or 27.0% to $19.7 million for the six months ended June 30, 1999 compared to $15.5 million for the six months ended June 30, 1998. This increase of $4.2 million in net operating income from Industrial Properties was generated from the 1998 Industrial Acquisitions and the Industrial Development Properties. Net operating income from the Core Industrial Portfolio remained consistent for the six months ended June 30, 1999 compared to the same period in 1998.

Non-Property Related Income and Expenses

  Interest income decreased $0.3 million, or 29.6% to $0.6 million for the six months ended June 30, 1999 compared to $0.9 million for the six months ended June 30, 1998. The Company had higher outstanding cash balances during 1998 due to proceeds received from equity offerings and preferred unit issuances transacted during the first quarter of 1998.

  General and administrative expenses increased $0.8 million, or 22.0% to $4.5 million for the six months ended June 30, 1999 compared to $3.7 million for the six months ended June 30, 1998 due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

  Interest expense increased $2.5 million, or 27.1% to $11.9 million for the six months ended June 30, 1999 compared to $9.4 million for the comparable period in 1998, primarily due to a net increase in aggregate indebtedness. The Company's weighted average interest rate decreased 0.3% to 7.1% at June 30, 1999 as compared to 7.4% at June 30, 1998.

  Depreciation and amortization increased $2.3 million, or 18.2% to $14.7 million for the six months ended June 30, 1999 compared to $12.4 million for the comparable period in 1998. The increase was due primarily to a full six months of depreciation on properties acquired during 1998.

Liquidity and Capital Resources

  The Company has a $350 million Credit Facility which bears interest at a rate of either LIBOR plus 1.00%, LIBOR plus 1.13%, LIBOR plus 1.25% or LIBOR plus 1.38% (6.25% at June 30, 1999) depending on the Company's leverage ratio at the time of borrowing, and matures in February 2000 with the lender's option to extend for one year. As of June 30, 1999, the Company had borrowings of $253 million outstanding under the Credit Facility and availability of $78.6 million.

  In March 1999, the Company borrowed $95.0 million under a mortgage loan that is collateralized by nine office and industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 7.20%, amortizes over 25 years and matures in April 2009. The Company used the proceeds from the mortgage loan to repay borrowings under the Credit Facility and to fund development expenditures.

  In April 1999, the Company borrowed $30.0 million under a mortgage loan that is collateralized by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed annual interest rate of 7.15% and matures in May 2017. The Company used the proceeds from the mortgage loan to repay an existing variable rate mortgage loan with an outstanding balance of $19.0 million, to repay borrowings under the Credit Facility and to fund development expenditures.

  In March 1999, the Company filed a registration statement on Form S-3 with the SEC to register 1,000,000 shares of the Company's common stock in connection with the adoption of the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the DRIP, the COPP and the WDP. The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment of outstanding indebtedness and general corporate uses. This registration statement has not yet been declared effective by the SEC.

  In January 1998, the Company filed a "shelf" registration statement on Form S-3 with the SEC that registered $400 million of equity securities of the Company. As of August 13, 1999, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

  As of June 30, 1999, the Company had approximately 871,600 rentable square feet of office space under construction at a total budgeted cost of approximately $171 million. The Company has spent an aggregate of $56.1 million on these projects as of June 30, 1999. The Company intends to finance the presently budgeted $115 million of remaining development costs with additional mortgage financing, borrowings under the Credit Facility and working capital. In addition, as of June 30, 1999, the Company has spent $73.5 million on land and pre-development costs for phased development projects which are planned for the next five years.

  At June 30, 1999, the Company had escrow deposits of $0.4 million for the contemplated acquisition of one office building in San Diego, California with 50,000 aggregate rentable square feet. The Company acquired the property in July 1999 for an aggregate acquisition cost of $9.3 million which was financed with borrowings under the Credit Facility and working capital.

  In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds. The purchase price for this property will be determined at the time of acquisition based on the net operating income at that time. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

  The agreement with The Allen Group also provides for the development of two office projects in San Diego, California with approximately 1.1 million aggregate rentable square feet for an estimated aggregate development cost of approximately $150 million. During the first quarter of 1999, the Company purchased a 50% managing interest in both of the development projects. The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. Construction of phase I of both office projects commenced in the fourth quarter of 1998 and construction on phase II on one of the office projects commenced in the second quarter of 1999. The total budgeted investment of $65.1 million for these projects is included in the total budgeted cost of $171 million discussed above. In addition, the Company has spent an aggregate of $31.7 million on the development of these projects as of June 30, 1999, which is included in the aggregate expenditures of $56.1 million discussed above.

  The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and property acquisitions, through retained cash flow, long-term secured and unsecured borrowings, the issuance of debt or equity securities or the issuance of common or preferred units of the Operating Partnership.

Building and Lease Information

  The following tables set forth certain information regarding the Company's Office and Industrial Properties at June 30, 1999:

                           Occupancy by Segment Type

                                                 Square Feet
                                       -------------------------------
                             Number of
Region                       Buildings   Total      Leased   Available Occupancy
------                       --------- ---------- ---------- --------- ---------
Office Properties:
Los Angeles.................     27     2,418,339  2,297,473  120,866     95.0%
Orange County...............     27     1,021,882    814,684  207,198     79.7
San Diego...................     23     1,660,352  1,606,040   54,312     96.7
Other.......................      6       709,614    688,833   20,781     97.1
                                ---    ---------- ----------  -------
                                 83     5,810,187  5,407,030  403,157     93.1
                                ---    ---------- ----------  -------
Industrial Properties:
Los Angeles.................      8       679,736    667,067   12,669     98.1
Orange County...............     62     3,946,531  3,836,883  109,648     97.2
San Diego...................      3       199,351    199,351      --     100.0
Other.......................     13     1,326,557  1,325,676      881     99.9
                                ---    ---------- ----------  -------
                                 86     6,152,175  6,028,977  123,198     98.0
                                ---    ---------- ----------  -------
Total Portfolio.............    169    11,962,362 11,436,007  526,355     95.6%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                      Percentage
                                                       of Total
                                                        Leased     Annual Base
                                         Total Square Square Feet  Rent Under
                               Number of  Footage of  Represented   Expiring
                               Expiring    Expiring   by Expiring    Leases
Year of Lease Expiration       Leases(1)    Leases     Leases(2)  (in 000's)(3)
------------------------       --------- ------------ ----------- -------------
Office Properties:
Remaining 1999................     43       272,919       5.0%       $ 6,364
2000..........................     83       382,368       6.9          7,337
2001..........................     85     1,048,008      19.0         15,211
2002..........................     55       583,378      10.6          8,892
2003..........................     35       218,413       4.0          3,755
2004..........................     31       607,472      11.0         13,485
                                  ---     ---------      ----        -------
                                  332     3,112,558      56.5%        55,044
                                  ---     ---------                  -------
Industrial Properties:
Remaining 1999................     39       224,084       3.9%         1,465
2000..........................     80       975,146      16.8          7,376
2001..........................     58       911,871      15.7          5,433
2002..........................     24       176,047       3.0          1,599
2003..........................     28       779,872      13.4          5,508
2004..........................     11       520,280       8.9          3,878
                                  ---     ---------      ----        -------
                                  240     3,587,300      61.7%        25,259
                                  ---     ---------                  -------
Total Portfolio...............    572     6,699,858      59.2%       $80,303
                                  ===     =========                  =======

--------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month to month tenants.

(2) Based on total leased square footage for the respective portfolios as of June 30, 1999.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before July 1, 1999.

                       Leasing Activity by Segment Type

                                                                       Weighted
                                  Number of                            Average
                                   Leases      Square Feet              Lease
                                 ----------- --------------- Retention Term (in
                                 New Renewal New(1)  Renewal   Rate    months)
                                 --- ------- ------- ------- --------- --------
For the Three Months Ended June
 30, 1999:
Office Properties..............   21    19   122,569  63,619   18.4%      80
Industrial Properties..........   19    15   278,389 120,096   66.5       58
                                 ---   ---   ------- -------
Total Portfolio................   40    34   400,958 183,715   37.9%      65
                                 ===   ===   ======= =======
For the Six Months Ended June
 30, 1999:
Office Properties..............   39    40   335,075 324,204   49.1%      71
Industrial Properties..........   43    30   388,191 270,365   58.6       53
                                 ---   ---   ------- -------
Total Portfolio................   82    70   723,266 594,569   53.0%      62
                                 ===   ===   ======= =======

--------
(1) The lease-up of 400,958 and 723,266 square feet to new tenants for the three and six months ended June 30, 1999, respectively includes re-leasing of 259,655 and 435,868 square feet, respectively and first generation leasing of 141,303 and 287,398 square feet, respectively.

Historical Cash Flows

  The Company's net cash provided by operating activities increased $2.0 million, or 5.9% to $35.9 million for the six months ended June 30, 1999 compared to $33.9 million for the six months ended June 30, 1998. The increase was primarily due to the increase in net income resulting from the 1998 Office and Industrial Acquisitions and the Office and Industrial Development Properties and an increase in net operating income, as defined, generated by the Core Office and Industrial Portfolios. The increase was partially offset by increased interest expense and general and administrative expenses.

  Cash used in investing activities decreased $157 million, or 63.0% to $92.4 million for the six months ended June 30, 1999 compared to $250 million for the six months ended June 30, 1998. Cash used in investing activities for the six months ended June 30, 1999 consisted primarily of the purchase of one office property for $15.2 million (net of $3.6 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and the repayment of an existing $2.3 million note receivable), the purchase of the minority interest in one office complex for $1.2 million, the purchase of 12 acres of undeveloped land for $4.7 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the acquisition of a 50% interest in 55 acres of undeveloped land for $16.1 million (net of $3.8 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership), the sale of 13 acres of undeveloped land for $4.5 million (net of $0.5 million gain on sale), expenditures for construction in progress of $51.7 million, and $7.2 million in additional tenant improvements and capital expenditures. Cash used in investing activities for the six months ended June 30, 1998 consisted primarily of the purchase of 38 office and industrial properties for $208 million (net of $13.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the purchase of 41 acres of undeveloped land for $16.0 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), disbursements for notes receivable from related parties of $2.2 million, expenditures for construction in progress of $21.6 million, $4.5 million in additional tenant improvements and capital expenditures and $3.0 million for escrow deposits.

  Cash provided by financing activities decreased $156 million, or 72.5% to $59.1 million for the six months ended June 30, 1999 compared to $215 million for the six months ended June 30, 1998. Cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of $104 million in net proceeds from the issuance of mortgage debt, partially offset by $19.5 million in repayments to the Credit Facility and $26.5 million in distributions paid to common stockholders and common unitholders. Cash provided by financing activities for the six months ended June 30, 1998 consisted of net proceeds of $82.2 million from common stock offerings, net proceeds of $73.0 million from the issuance of 8.075% Series A Cumulative Redeemable Preferred units, and $84.1 million in net proceeds from the issuance of mortgage debt and borrowings under the Credit Facility, partially offset by $23.2 million in distributions paid to common stockholders and common unitholders.

Funds from Operations

  Industry analysts generally consider Funds From Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds From Operations is defined by NAREIT to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds From Operations published by such other REITs. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

  The following table presents the Company's Funds From Operations for the three and six months ended June 30, 1999 and 1998.

                                                 Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                --------------- ---------------
                                                 1999    1998    1999    1998
                                                ------- ------- ------- -------
                                                        (in thousands)
Net income..................................... $10,796 $ 9,785 $20,706 $18,664
  Add:
    Minority interest in earnings..............   1,820   1,432   3,356   2,642
    Depreciation and amortization..............   7,460   6,565  14,677  12,419
    Other......................................     127     112     254     230
                                                ------- ------- ------- -------
Funds From Operations.......................... $20,203 $17,894 $38,993 $33,955
                                                ======= ======= ======= =======

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

 Costs to Address the Company's Y2K Efforts

  Since the replacement of the accounting and property management system, the acquisition of new network hardware and software and the installation of updated desktop systems and software was performed as a result of the Company becoming a public traded REIT and not in response to Y2K compliance issues, and further, since phase 1 of the building management systems efforts are being performed by 13 salaried Company employees who are not paid for overtime and who management expects will spend approximately 10% of their annual working hours over a 2 to 3 year period focusing on Y2K compliance issues, Y2K costs incurred to date have been minimal and have not been material to the Company's financial position or results of operations.

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

 Efforts to Identify the Y2K Issues of Significant Third Parties

  Due to the Company's diverse tenant base, the success of the Company's business is not closely tied to the success of any one particular tenant. In addition, the success of the Company's business is also not closely tied to the operations of any one vendor, supplier or manufacturer. Regardless, the Company is in the process of surveying significant tenants, vendors, suppliers and other relevant third parties to investigate whether any of these third parties have identified Y2K system exposure within their systems that would interrupt the Company's normal operations. Management anticipates this project will be completed by September 1999.

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

 Developing Contingency Plans

  The Company does not currently have a contingency plan in place in the event of a Y2K failure. Such a contingency plan is expected to be developed by September 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

  In March 1999, the Company entered into a fixed rate mortgage loan with a principal balance of $95.0 million, monthly principal and interest payments based upon a fixed interest annual rate of 7.20% and a 25-year amortization schedule, and a maturity date of April 2009. The Company used a portion of the proceeds from this fixed rate mortgage loan to repay borrowings under its existing variable rate Credit Facility. In April 1999, the Company entered into a second fixed rate mortgage loan with a principal balance of $30.0 million, monthly principal and interest payments based upon a fixed annual interest rate of 7.15% and a maturity date of May 2017. The Company used the proceeds from this $30.0 million fixed rate mortgage loan to pay off an existing $19.0 million variable rate mortgage loan and to repay borrowings under its existing variable rate Credit Facility. As a result of the execution of the two new mortgage loans totaling $125 million and the simultaneous repayment of a portion of borrowings outstanding under the Credit Facility and a $19.0 million variable rate mortgage loan, the Company's ratio of fixed rate debt to total debt (excluding Cumulative Redeemable Preferred units) increased 23.3% from 28.2% at December 31, 1998 to 51.5% at June 30, 1999.

  The tabular presentation below provides information about the Company's interest rate sensitive financial and derivative instruments as of June 30, 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

  For the Credit Facility, the table presents the assumption that the outstanding principal balance at June 30, 1999 will be paid upon the Credit Facility's maturity in February 2000, and that the lenders option to extend the term of the Credit Facility until February 2001 will not be exercised. The table also presents the related maximum interest rate index for outstanding Credit Facility borrowings in 1999 and 2000.

  For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at June 30, 1999 will be paid according to scheduled contractual principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter. The Company had no outstanding variable rate mortgage debt at June 30, 1999.

  For the Series A and Series C Cumulative Redeemable Preferred units (the "Preferred units"), the table presents that the Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate for outstanding Preferred units from 1999 through 2003 and thereafter.

  For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 1999.

                Interest Rate Risk Analysis-Tabular Presentation
                        Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in millions)

                                          Maturity Date
                          ---------------------------------------------
                                                          There-        Fair Value at
                           1999   2000  2001  2002  2003  after  Total  June 30, 1999
                          ------ ------ ----- ----- ----- ------ ------ -------------
Liabilities:
Line of credit:
  Variable rate.........         $252.5                          $252.5    $252.5
  Average interest rate    LIBOR  LIBOR
   index................  +1.38% +1.38%
Mortgage debt:
  Fixed rate............  $  2.2 $  4.8 $ 5.1 $ 5.6 $ 6.1 $214.0 $237.8    $236.7
  Average interest rate.   7.79%  7.79% 7.79% 7.79% 7.79%  7.79%
Series A and C Preferred
 units:
  Fixed rate............                                                   $ 98.3
  Average interest
   rate.................   8.49%  8.49% 8.49% 8.49% 8.49%  8.49%

                Interest Rate Risk Analysis-Tabular Presentation
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                       Maturity Date
                         -----------------------------------------
                                                     There-        Fair Value at
                         1999   2000  2001 2002 2003 after  Total  June 30, 1999
                         ----- ------ ---- ---- ---- ------ ------ -------------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount.......       $150.0                       $150.0     $0.1
  Cap rate.............. 6.50%  6.50%
  Forward rate index.... LIBOR  LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three months ended June 30, 1999, no legal proceedings were initiated against or on behalf of the Company, which if determined unfavorably to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES--None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's annual meeting of its stockholders on May 17, 1999, stockholders elected John B. Kilroy, Sr. (22,303,827 votes for and 5,325,383 votes against or withheld) as a director of the Company for a term expiring in the year 2002. The stockholders also elected Matthew J. Hart (22,638,300 votes for and 4,990,910 votes against or withheld) as a director of the Company for a term expiring in the year 2002.

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number         Description
 -------        -----------
 *27.1   Financial Data Schedule.

--------
*  Filed herewith.

  (b) Reports on Form 8-K

  The Company filed a Report on Form 8-K, dated April 10, 1998, which included the audited statements of certain revenues and certain expenses for one office property acquired in April 1998, since during 1998, the Company consummated a series of transactions to acquire 34 operating buildings in 14 separate transactions for a total purchase price of $175 million, which in aggregate were significant pursuant to Rule 3-14 of Regulation S-X under the Securities Exchange Act of 1934.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1999.

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