Form 10-Q
period 1999-09-30
KILROY REALTY CORP
filed 1999-11-15
CIK 1025996

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

               For the quarterly period ended September 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 12, 1999, 27,894,210 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

    QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (unaudited)
         Consolidated Balance Sheets as of September 30, 1999 and
          December 31, 1998..............................................    3
         Consolidated Statements of Operations for the Three and Nine
         Months Ended
         September 30, 1999 and 1998.....................................    4
         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998.....................................    5
         Notes to the Consolidated Financial Statements..................    6
 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................   13
 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   27

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS...............................................   30
 Item 2. CHANGES IN SECURITIES...........................................   30
 Item 3. DEFAULTS UPON SENIOR SECURITIES.................................   30
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   30
 Item 5. OTHER INFORMATION...............................................   30
 Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................   30
         SIGNATURES......................................................   31

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                       September 30, December 31,
                                                           1999          1998
                                                       ------------- ------------
                       ASSETS
                       ------
INVESTMENT IN REAL ESTATE (Note 2):
  Land and improvements..............................   $  279,499    $  253,500
  Buildings and improvements.........................      935,152       828,425
  Undeveloped land and construction in progress, net.      139,392       112,359
                                                        ----------    ----------
   Total investment in real estate...................    1,354,043     1,194,284
  Accumulated depreciation and amortization..........     (165,000)     (145,437)
                                                        ----------    ----------
   Investment in real estate, net....................    1,189,043     1,048,847

CASH AND CASH EQUIVALENTS............................        6,857         6,443
RESTRICTED CASH......................................        7,451         6,896
TENANT RECEIVABLES, NET..............................       17,006        15,630
NOTES RECEIVABLE FROM RELATED PARTIES................                      8,798
DEFERRED FINANCING AND LEASING COSTS, NET............       22,160        16,168
PREPAID EXPENSES AND OTHER ASSETS....................        2,403         3,146
                                                        ----------    ----------
   TOTAL ASSETS......................................   $1,244,920    $1,105,928
                                                        ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
LIABILITIES:
  Mortgage debt (Note 3).............................   $  236,667    $  133,383
  Unsecured line of credit (Note 3)..................      290,000       272,000
  Accounts payable and accrued expenses..............       16,334        16,791
  Accrued distributions (Note 8).....................       13,567        12,895
  Rents received in advance and tenant security
   deposits..........................................       16,222        14,460
                                                        ----------    ----------
   Total liabilities.................................      572,790       449,529
                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS (Note 4):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders.......................................       73,716        73,718
  9.375% Series C Cumulative Redeemable Preferred
   unitholders.......................................       34,464        34,410
  Common unitholders.................................       75,646        72,372
  Development LLCs...................................        9,766
                                                        ----------    ----------
   Total minority interests..........................      193,592       180,500
                                                        ----------    ----------
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value,
   27,200,000 shares authorized,
   none issued and outstanding ......................
  8.075% Series A Cumulative Redeemable
   Preferred stock, $.01 par value,
   1,700,000 shares authorized,
   none issued and outstanding.......................
  Series B Junior Participating
   Preferred stock, $.01 par value,
   400,000 shares authorized, none issued and
   outstanding.......................................
  9.375% Series C Cumulative Redeemable
   Preferred stock, $.01 par value,
   700,000 shares authorized, none issued and
   outstanding.......................................
  Common stock, $.01 par value, 150,000,000 shares
   authorized, 27,894,210 and 27,639,210 shares
   issued and outstanding, respectively..............          279           276
  Additional paid-in capital.........................      493,409       487,467
  Distributions in excess of earnings................      (15,150)      (11,844)
                                                        ----------    ----------
   Total stockholders' equity........................      478,538       475,899
                                                        ----------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $1,244,920    $1,105,928
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (unaudited, in thousands, except share and per share data)

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
REVENUES (Note 6):
  Rental income......................  $    34,959  $    30,369  $   101,941  $    84,817
  Tenant reimbursements..............        4,214        3,768       12,530       10,845
  Interest income....................          239          308          860        1,191
  Other income.......................          790           74        1,722          941
                                       -----------  -----------  -----------  -----------
    Total revenues...................       40,202       34,519      117,053       97,794
                                       -----------  -----------  -----------  -----------
EXPENSES:
  Property expenses..................        5,054        4,732       15,517       13,769
  Real estate taxes..................        3,108        2,800        8,969        7,358
  General and administrative
   expenses..........................        2,266        1,797        6,781        5,499
  Ground leases......................          331          302        1,002          897
  Interest expense...................        6,501        5,263       18,420       14,642
  Depreciation and amortization......        7,900        6,740       22,577       19,159
                                       -----------  -----------  -----------  -----------
    Total expenses...................       25,160       21,634       73,266       61,324
                                       -----------  -----------  -----------  -----------
INCOME FROM OPERATIONS BEFORE GAIN ON
 SALE OF OPERATING PROPERTIES, EQUITY
 IN (LOSS) INCOME OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS...       15,042       12,885       43,787       36,470
GAIN ON SALE OF OPERATING PROPERTIES.           75                        75
EQUITY IN (LOSS) INCOME OF
 UNCONSOLIDATED SUBSIDIARY...........           (8)           1          (22)         (24)
                                       -----------  -----------  -----------  -----------
INCOME BEFORE MINORITY INTERESTS.....       15,109       12,886       43,840       36,446
                                       -----------  -----------  -----------  -----------
MINORITY INTERESTS:
  Distributions on Cumulative
   Redeemable Preferred units........       (2,334)      (1,450)      (7,003)      (3,704)
  Minority interest in earnings of
   Operating Partnership.............       (1,830)      (1,451)      (5,186)      (4,093)
  Minority interest in earnings of
   Development LLCs..................          (34)                      (34)
                                       -----------  -----------  -----------  -----------
    Total minority interests.........       (4,198)      (2,901)     (12,223)      (7,797)
                                       -----------  -----------  -----------  -----------
NET INCOME...........................  $    10,911  $     9,985  $    31,617  $    28,649
                                       ===========  ===========  ===========  ===========
Net income per common share-basic
 (Note 7)............................  $      0.39  $      0.36  $      1.14  $      1.07
                                       ===========  ===========  ===========  ===========
Net income per common share-diluted
 (Note 7)............................  $      0.39  $      0.36  $      1.14  $      1.07
                                       ===========  ===========  ===========  ===========
Weighted average shares outstanding-
 basic (Note 7)......................   27,658,014   27,647,688   27,640,016   26,770,445
                                       ===========  ===========  ===========  ===========
Weighted average shares outstanding-
 diluted (Note 7)....................   27,676,512   27,647,688   27,674,515   26,865,274
                                       ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (unaudited, in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                --------------------
                                                                                                  1999       1998
                                                                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................................................... $  31,617  $  28,649
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization.................................................................    22,577     19,159
 Provision for uncollectable tenant receivables and deferred rent..............................     1,744      1,059
 Minority interest in earnings of Operating Partnership........................................     5,186      4,093
 Minority interest in earnings of Development LLCs.............................................        34
 Restricted stock compensation.................................................................       381        405
 Gain on sale of operating properties..........................................................       (75)
 Gain on sale of undeveloped land..............................................................      (539)
 Other.........................................................................................      (213)      (262)
 Changes in assets and liabilities:
  Tenant receivables...........................................................................    (3,120)    (6,494)
  Deferred leasing costs.......................................................................    (2,127)      (401)
  Prepaid expenses and other assets............................................................       505        561
  Accounts payable and accrued expenses........................................................       466      4,596
  Rents received in advance and tenant security deposits.......................................     1,762      2,395
  Accrued distributions to Cumulative Redeemable Preferred unitholders.........................        52        757
                                                                                                ---------  ---------
   Net cash provided by operating activities...................................................    58,250     54,517
                                                                                                ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties.........................................................   (37,428)  (216,168)
 Expenditures for undeveloped land and construction in progress................................  (115,601)   (65,353)
 Proceeds from sale of operating properties....................................................    11,000
 Proceeds from sale of undeveloped land........................................................     5,051
 Cash paid for note receivable to related party................................................               (6,655)
 Decrease in escrow deposits...................................................................       295      4,713
 Net advances to unconsolidated subsidiary.....................................................      (935)      (382)
                                                                                                ---------  ---------
   Net cash used in investing activities.......................................................  (137,618)  (283,845)
                                                                                                ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuances of common stock...................................................               82,146
 Net proceeds from issuances of Cumulative Redeemable Preferred units..........................               72,961
 Net borrowings on unsecured line of credit....................................................    18,000    128,000
 Proceeds from issuance of mortgage debt.......................................................   125,000      5,000
 Principal payments on mortgage debt...........................................................   (21,716)    (2,443)
 Financing costs...............................................................................      (918)    (1,335)
 Increase in restricted cash...................................................................      (555)      (616)
 Distributions paid to common stockholders and common unitholders..............................   (40,029)   (36,003)
                                                                                                ---------  ---------
   Net cash provided by financing activities...................................................    79,782    247,710
                                                                                                ---------  ---------
Net increase in cash and cash equivalents......................................................       414     18,382
Cash and cash equivalents, beginning of period.................................................     6,443      8,929
                                                                                                ---------  ---------
Cash and cash equivalents, end of period ...................................................... $   6,857  $  27,311
                                                                                                =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest........................................... $  17,287  $  13,580
                                                                                                =========  =========
 Distributions paid to Cumulative Redeemable Preferred unitholders............................. $   6,930  $   2,947
                                                                                                =========  =========
NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 8)..................................................... $  13,567  $  12,811
                                                                                                =========  =========
 Issuance of common limited partnership units of the Operating Partnership to acquire operating
  properties and undeveloped land (Note 2)..................................................... $   9,915   $ 16,031
                                                                                                =========  =========
 Minority interest recorded in connection with Development LLC undeveloped land acquisitions
  (Notes 2 and 4).............................................................................. $   9,733
                                                                                                =========
 Note receivable from related party satisfied in connection with Development LLC undeveloped
  land acquisition (Note 2).................................................................... $   2,267
                                                                                                =========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


1. Organization and Basis of Presentation

 Organization

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. As of September 30, 1999, the Company's stabilized portfolio consisted of 88 office properties and 88 industrial properties, which encompassed approximately 6.2 million and 6.4 million rentable square feet, respectively, and was 95.5% occupied. The Company's stabilized portfolio consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of September 30, 1999, the Company had seven office properties under construction which when completed are expected to encompass an aggregate of 810,900 rentable square feet. In addition, the Company had recently completed construction on two industrial properties encompassing an aggregate of 558,100 rentable square feet, which were in lease-up at September 30, 1999. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.4% general partnership interest in the Operating Partnership as of September 30, 1999.

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

                           KILROY REALTY CORPORATION

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

2. Acquisitions and Dispositions

 Acquisitions

  In February 1999, the Company acquired three acres of undeveloped land in San Diego, California for $0.4 million in cash and 119,460 common limited partnership units of the Operating Partnership valued at $2.5 million based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange ("NYSE") at the time the property was acquired. The undeveloped land was acquired from The Allen Group, a group of affiliated real estate development companies based in Visalia, California. A former Executive Vice President of the Company received 76,896 of the total 119,460 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily from existing working capital.

  In March 1999, the Company acquired one office property containing 126,000 aggregate rentable square feet in San Diego, California for $17.5 million in cash and 168,402 common limited partnership units of the Operating Partnership valued at $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the property was acquired. The office property, which is 100% leased through February 2014, was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $2.3 million to a limited liability company controlled by Richard S. Allen, a former member of the Company's Board of Directors, to finance tenant improvements to this property. The $2.3 million balance of the note and the related interest, which accrued at a rate of Prime plus 1.00%, were repaid to the Company in connection with the acquisition. A former Executive Vice President of the Company received 98,476 of the total 168,402 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  During the first quarter of 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California for $16.1 million and 184,172 common limited partnership units of the Operating Partnership valued at $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the property was acquired. The undeveloped land was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997 that provided for the joint development of two office projects with approximately 1.1 million aggregate rentable square feet over the next five years. Both the Company and The Allen Group contributed their respective 50% interests in the undeveloped land to two limited liability companies (the "Development LLCs"). In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $8.5 million to a limited partnership controlled by Richard
S. Allen to finance infrastructure improvements on the undeveloped land. The $8.5 million balance of the note was assumed by one of the Development LLCs. The related interest, which accrued at a rate of LIBOR plus 1.85%, was paid to the Company by the limited partnership. A former Executive Vice President of the Company received 69,694 of the total 184,172 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations and was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  In March 1999, the Company acquired construction materials for its Kilroy Airport Center, Long Beach development project from a partnership controlled by John B. Kilroy, Sr., the Chairman of the Company's Board

                           KILROY REALTY CORPORATION

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer, for approximately $4.3 million. The acquisition of the construction materials was based upon terms that the Company believes were comparable to terms obtainable from third-parties based upon arm's-length negotiations and was funded primarily with existing working capital and borrowings on the Company's revolving credit facility.

  In April 1999, the Company acquired nine acres of undeveloped land in San Diego, California from an unaffiliated third party for $4.3 million in cash. The Company acquired the undeveloped land by exercising an option obtained in connection with the acquisition of the adjacent office property in April 1998. Prior to the acquisition, the Company had leased the undeveloped land from the seller under a ground lease. The acquisition of the undeveloped land was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  In May 1999, the Company acquired the 12.5% minority interest in a three-building office complex in Diamond Bar, California from an unaffiliated third party for $1.2 million in cash. The Company had originally purchased its 87.5% interest in the office complex in September 1997. The acquisition of the minority interest was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

  In July 1999, the Company acquired one office property containing approximately 50,900 aggregate rentable square feet in San Diego, California for $9.5 million in cash. The office property, which is 100% leased through July 2004, was acquired from an unaffiliated third party. The acquisition was funded primarily from existing working capital and borrowings on the Company's revolving credit facility.

 Dispositions

  In February 1999, the Company sold eight acres of its 18-acre undeveloped land parcel in Calabasas, California to the City of Calabasas for a total sales price of $1.4 million. The land is part of a 66-acre development site which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. The Company presently plans to develop 213,000 rentable square feet of office space on the remaining ten acres it currently owns. The infrastructure improvements on the land were financed with public facility bonds which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation that related to the eight acres the Company sold to the City of Calabasas was defeased. The refinanced bonds, which were sponsored by the City of Calabasas, currently have a principal balance of $12.5 million. The bonds do not contain cross-collateralization provisions and therefore if one property owner defaulted on their special tax payments, the other property owners would not be obligated to repay the defaulted taxes. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is currently estimated at $5.5 million, but may decrease depending on the actual size and number of buildings built. Because the assessment on each individual property owner is dependent upon the rate of development of the entire development site and therefore is not fixed and determinable, the Company did not record the obligation. The periodic assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction. The gain on sale of $0.1 million from the sale of the eight acres of undeveloped land is included in other income in the consolidated statements of operations. The Company used the proceeds to fund development expenditures.

  In May 1999, the Company sold five acres of undeveloped land in San Diego, California to an unaffiliated third party for a total sales price of $3.7 million in cash. The gain on sale of $0.4 million is included in other income in the consolidated statements of operations. The Company used the sale proceeds to repay outstanding borrowings under its revolving credit facility and to fund development expenditures.

                           KILROY REALTY CORPORATION

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


  In August 1999, the Company sold, in two separate transactions with unaffiliated third parties, two industrial properties totaling approximately 279,100 aggregate rentable square feet for an aggregate sales price of $11.0 million. The properties are located in Ontario and Ventura, California. The total gain on sale of $0.1 million from these two dispositions is reported after income from operations on the consolidated statements of operations. The Company used the sale proceeds to repay outstanding borrowings under its revolving credit facility and to fund development expenditures.

3. Unsecured Line of Credit and Mortgage Debt

  As of September 30, 1999, the Company had borrowings of $290 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $41.1 million. In November 1999, the Company increased its borrowing capacity and obtained a new $400 million unsecured revolving credit facility (the "$400 million Credit Facility") to replace the existing $350 million Credit Facility which was scheduled to mature in February 2000. The $400 million Credit Facility, which will bear interest at a rate between LIBOR plus 1.13% and LIBOR plus 1.75% depending upon the Company's leverage ratio at the time of borrowing and will mature in November 2002, was syndicated to a group of 15 banks led by Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank. The Company expects to use the $400 million Credit Facility to finance development expenditures, to fund acquisitions and for general corporate uses.

  In March 1999, the Company borrowed $95.0 million under a mortgage loan that is secured by nine office and industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 7.20%, amortizes over 25 years and matures in April 2009. The Company used the proceeds from the mortgage loan to repay outstanding borrowings under the Credit Facility and to fund development expenditures.

  In April 1999, the Company borrowed $30.0 million under a mortgage loan that is secured by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed annual interest rate of 7.15% and matures in May 2017. The Company used the proceeds from the loan to repay an existing variable rate mortgage loan with an outstanding balance of $19.0 million, to repay outstanding borrowings under the Credit Facility and to fund development expenditures.

  In October 1999, the Company borrowed $90.0 million under a debt facility that is secured by 13 office properties, requires monthly interest-only payments based on a floating interest rate of LIBOR plus 1.75% and matures in October 2003. The Company used the proceeds from the secured debt facility to repay outstanding borrowings under the Credit Facility and to fund development expenditures.

  Total interest capitalized for the three months ended September 30, 1999 and 1998 was $3.2 million and $2.2 million, respectively. Total interest capitalized for the nine months ended September 30, 1999 and 1998 was $8.1 million and $6.2 million, respectively.

4. Minority Interests

  Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs.

  During the nine months ended September 30, 1999, the Operating Partnership issued 472,034 common limited partnership units of the Operating Partnership in connection with operating property and undeveloped

                           KILROY REALTY CORPORATION

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

land acquisitions (see Note 2). In addition, 265,000 common limited partnership units of the Operating Partnership were exchanged in September 1999 into shares of the Company's common stock on a one-for-one basis (see Note 5). The Company owned an 86.4% general partnership interest in the Operating Partnership as of September 30, 1999.

  During the first quarter of 1999, the Company became a 50% managing member in each of the Development LLCs as a result of the acquisition of certain undeveloped land and the contribution of such land to the Development LLCs (see
Note 2). The Development LLCs are consolidated for financial reporting purposes because the Company holds a 50% ownership interest combined with the ability to control all significant development decisions.

5. Stockholders Equity

  During 1999, the Company filed two registration statements on Form S-3 with the SEC which registered the potential issuance and resale of up to a total of 3,867,850 shares of the Company's common stock in exchange for 3,867,850 common limited partnership units of the Operating Partnership previously issued in connection with certain 1997 and 1998 property acquisitions. The SEC declared the registration statements effective in September and October 1999. The common limited partnership units may be exchanged at the Company's option into shares of the Company's common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any of the proceeds from the issuance of the common stock to the identified common unitholders. In September 1999, 265,000 common limited partnership units of the Operating Partnership owned by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and Kilroy Industries, an entity owned by John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's President and Chief Executive Officer, were exchanged into shares of the Company's common stock.

  In September 1999, the SEC declared effective the Company's registration statement on Form S-3 with respect to 1,000,000 shares of the Company's common stock to be issued under the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP") and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company or from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. As of September 30, 1999, there have been no shares issued under the Plan.

  In May 1999, the Company filed a registration statement on Form S-8 with the SEC that registered the potential issuance and resale of up to 1,500,000 shares of the Company's common stock issuable to the Company's employees and directors under the 1997 Stock Option and Incentive Plan.

                           KILROY REALTY CORPORATION

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


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


                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       --------------------  -----------------
                                         1999       1998       1999     1998
                                       ---------  ---------  --------  -------
                                                   (in thousands)
Revenues and Expenses:
Office Properties:
  Operating revenues.................. $  27,270  $  24,205  $ 80,039  $68,386
  Property and related expenses.......     6,798      6,132    19,995   17,627
                                       ---------  ---------  --------  -------
  Net operating income, as defined....    20,472     18,073    60,044   50,759
                                       ---------  ---------  --------  -------
Industrial Properties:
  Operating revenues..................    12,693     10,006    36,154   28,217
  Property and related expenses.......     1,695      1,702     5,493    4,397
                                       ---------  ---------  --------  -------
  Net operating income, as defined....    10,998      8,304    30,661   23,820
                                       ---------  ---------  --------  -------
Total Reportable Segments:
  Operating revenues..................    39,963     34,211   116,193   96,603
  Property and related expenses.......     8,493      7,834    25,488   22,024
                                       ---------  ---------  --------  -------
  Net operating income, as defined....    31,470     26,377    90,705   74,579
                                       ---------  ---------  --------  -------
Reconciliation to Consolidated Net
 Income:
  Total net operating income, as
   defined, for reportable segments...    31,470     26,377    90,705   74,579
  Other unallocated revenues:
    Interest income...................       239        308       860    1,191
  Other unallocated expenses:
    General and administrative
     expenses.........................     2,266      1,797     6,781    5,499
    Interest expense..................     6,501      5,263    18,420   14,642
    Depreciation and amortization.....     7,900      6,740    22,577   19,159
                                       ---------  ---------  --------  -------
  Net income from operations before
   gain on sale of operating
   properties, equity in (loss) income
   of unconsolidated subsidiary and
   minority interests.................    15,042     12,885    43,787   36,470
  Gain on sale of industrial operating
   properties.........................        75                   75
  Equity in (loss) income of
   unconsolidated subsidiary..........        (8)         1       (22)     (24)
  Minority interests..................    (4,198)    (2,901)  (12,223)  (7,797)
                                       ---------  ---------  --------  -------
  Net income.......................... $  10,911  $   9,985  $ 31,617  $28,649
                                       =========  =========  ========  =======

                           KILROY REALTY CORPORATION

                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


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

                                 Three Months Ended                   Three Months Ended
                                 September 30, 1999                   September 30, 1998
                         ------------------------------------ -----------------------------------
                           Income       Shares      Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)   Amount   (Numerator) (Denominator)  Amount
                         ----------- -------------  --------- ----------- ------------- ---------
                                   (in thousands, except share and per share amounts)
Basic...................   $10,911    27,658,014      $0.39     $ 9,985    27,647,688     $0.36
Effect of dilutive
 securities:
  Stock options granted.                  18,498
                           -------    ----------      -----     -------    ----------     -----
Diluted.................   $10,911    27,676,512      $0.39     $ 9,985    27,647,688     $0.36
                           =======    ==========      =====     =======    ==========     =====
                                  Nine Months Ended                    Nine Months Ended
                                 September 30, 1999                   September 30, 1998
                         ------------------------------------ -----------------------------------
                           Income       Shares      Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)   Amount   (Numerator) (Denominator)  Amount
                         ----------- -------------  --------- ----------- ------------- ---------
                                   (in thousands, except share and per share amounts)
Basic...................   $31,617    27,640,016      $1.14     $28,649    26,770,445     $1.07
Effect of dilutive
 securities:
  Stock options granted.                  34,499                               94,829
                           -------    ----------      -----     -------    ----------     -----
Diluted.................   $31,617    27,674,515      $1.14     $28,649    26,865,274     $1.07
                           =======    ==========      =====     =======    ==========     =====

  At September 30, 1999, Company employees and directors held options to purchase 1,343,000 shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

8. Subsequent Events

  On October 15, 1999, aggregate distributions of $13.6 million were paid to common stockholders and common unitholders of record on September 30, 1999.

  On October 22, 1999, the Company executed a $90.0 million secured debt facility (see Note 3).

  On November 8, 1999, the Company increased its borrowing capacity and obtained a new $400 million unsecured revolving credit facility to replace the existing $350 million Credit Facility which was scheduled to mature in February 2000. (see Note 3).

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

Overview and Background

  Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.4% general partnership interest in the Operating Partnership as of September 30, 1999.

Results of Operations

  During the nine months ended September 30, 1999, the Company acquired three office buildings encompassing 176,900 rentable square feet, for a total purchase price of $30.6 million. During 1998, the Company acquired 25 office and 16 industrial buildings totaling 1.4 million and 674,000 aggregate rentable square feet, respectively, for an aggregate acquisition cost of approximately $254 million. Operating results for acquired properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition dates.

  During the nine months ended September 30, 1999, the Company completed the development of four office and two industrial projects encompassing an aggregate of 419,800 rentable square feet and 390,300 rentable square feet, respectively. During the fourth quarter of 1998, the Company completed the development of three industrial projects encompassing an aggregate of 723,800 rentable square feet. Of these development projects completed subsequent to September 30, 1998, all but five industrial buildings encompassing an aggregate of 558,100 rentable square feet were included in the Company's portfolio of stabilized operating properties at September 30, 1999. The Company's stabilized portfolio of operating properties consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95% occupancy ("lease-up properties") and projects currently under construction or in pre-development. The five industrial buildings encompassing an aggregate of 558,100 rentable square feet were in lease-up as of September 30, 1999.

  As a result of the properties acquired and the projects developed by the Company subsequent to September 30, 1998, rentable square footage in the Company's portfolio of stabilized operating properties increased 1.5 million rentable square feet, or 13.5% to 12.6 million rentable square feet at September 30, 1999 compared to 11.1 million rentable square feet at September 30, 1998. As of September 30, 1999, the Company's stabilized portfolio was comprised of 88 office properties (the "Office Properties") encompassing 6.2 million rentable square feet and 88 industrial properties (the "Industrial Properties" and together with the Office Properties, the "Properties") encompassing 6.4 million rentable square feet. The stabilized portfolio occupancy rate at September 30, 1999 was 95.5%, with the Office and Industrial Properties 93.2% and 97.6% occupied, respectively.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

                                              Three Months
                                                  Ended
                                              September 30,
                                             --------------- Dollar  Percentage
                                              1999    1998   Change    Change
                                             ------- ------- ------  ----------
                                                  (dollars in thousands)
Revenues:
  Rental income............................. $34,959 $30,369 $4,590     15.1%
  Tenant reimbursements.....................   4,214   3,768    446     11.8
  Interest income...........................     239     308    (69)   (22.4)
  Other income..............................     790      74    716    967.6
                                             ------- ------- ------
    Total revenues..........................  40,202  34,519  5,683     16.5
                                             ------- ------- ------
Expenses:
  Property expenses.........................   5,054   4,732    322      6.8
  Real estate taxes.........................   3,108   2,800    308     11.0
  General and administrative expenses.......   2,266   1,797    469     26.1
  Ground leases.............................     331     302     29      9.6
  Interest expense..........................   6,501   5,263  1,238     23.5
  Depreciation and amortization.............   7,900   6,740  1,160     17.2
                                             ------- ------- ------
    Total expenses..........................  25,160  21,634  3,526     16.3
                                             ------- ------- ------
Income from operations before gain on sale
 of operating properties, equity in (loss)
 income of unconsolidated subsidiary and
 minority interests......................... $15,042 $12,885 $2,157     16.7%
                                             ======= ======= ======

Rental Operations

  Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the three months ended September 30, 1999 and 1998.

                               Office Properties

                                               Three Months
                                                   Ended
                                               September 30,
                                              --------------- Dollar  Percentage
                                               1999    1998   Change    Change
                                              ------- ------- ------  ----------
                                                   (dollars in thousands)
Operating revenues:
  Rental income.............................. $23,829 $21,316 $2,513      11.8%
  Tenant reimbursements......................   2,729   2,827    (98)     (3.5)
  Other income...............................     712      62    650    1048.4
                                              ------- ------- ------
    Total....................................  27,270  24,205  3,065      12.7
                                              ------- ------- ------
Property and related expenses:
  Property expenses..........................   4,502   4,097    405       9.9
  Real estate taxes..........................   1,965   1,733    232      13.4
  Ground leases..............................     331     302     29       9.6
                                              ------- ------- ------
    Total....................................   6,798   6,132    666      10.9
                                              ------- ------- ------
Net operating income, as defined............. $20,472 $18,073 $2,399      13.3%
                                              ======= ======= ======

  Total revenues from Office Properties increased $3.1 million, or 12.7% to $27.3 million for the three months ended September 30, 1999 compared to $24.2 million for the three months ended September 30, 1998. Rental income from office properties increased $2.5 million, or 11.8% to $23.8 million for the three months ended September 30, 1999 compared to $21.3 million for the three months ended September 30, 1998. Of this increase, $1.5 million was generated by the office properties acquired during 1999 and 1998 (the "Office Acquisitions") and $1.0 million was generated by the office properties developed by the Company in 1999 and in 1998 (the "Office Development Properties"). Rental income generated by the stabilized office properties owned at January 1, 1998 and still owned at September 30, 1999 (the "Core Office Portfolio") remained consistent for the three months ended September 30, 1999 as compared to the same period in 1998. Average occupancy in the Core Office Portfolio decreased 2.3% to 91.8% for the three months ended September 30, 1999 compared to 94.1% for the same period in 1998. The decrease in rental income resulting from the decrease in occupancy was offset by an increase in rental rates.

  Tenant reimbursements from Office Properties decreased $0.1 million, or 3.5% from $2.7 million for the three months ended September 30, 1999 compared to $2.8 million for the three months ended September 30, 1998. An increase of $0.1 million in tenant reimbursements generated by the Office Acquisitions and the Office Development Properties was offset by a decrease of $0.2 million in tenant reimbursements generated by the Core Office Portfolio. The decrease was attributable to the decrease in occupancy in this portfolio. Other income from Office Properties increased $0.6 million or 1048.4% to $0.7 million for the three months ended September 30, 1999 compared to $0.1 million for the three months ended September 30, 1998. For the three months ended September 30, 1999, other income from Office Properties included a $0.5 million lease termination fee from one tenant at Kilroy Airport Center Long Beach, a Core Office Portfolio property. The termination of this lease was initiated by the Company in order to provide an additional 27,000 square feet of space to a tenant that leased 100% of the recently completed 136,000 square foot office project at Kilroy Airport Center, Long Beach. Both leases expire on October 31, 2009. The remaining amounts in other income from Office Properties for the three months ended September 30, 1999 and total other income from Office Properties for the three months ended September 30, 1998 consisted primarily of additional lease termination fees, management fees and tenant late charges.

  Total expenses from Office Properties increased $0.7 million, or 10.9% to $6.8 million for the three months ended September 30, 1999 compared to $6.1 million for the three months ended September 30, 1998. Property expenses increased $0.4 million, or 9.9% to $4.5 million for the three months ended September 30, 1999 compared to $4.1 million for the same period in 1998. The total increase of $0.4 million in property expenses from Office Properties was attributable to the Office Acquisitions and the Office Development Properties. Property expenses for the Core Office Portfolio remained consistent for the three months ended September 30, 1999 compared to the comparable period in 1998 due to management's implementation of cost saving measures. Real estate taxes increased $0.2 million, or 13.4% to $1.9 million for the three months ended September 30, 1999 as compared to $1.7 million for the comparable period in 1998. This increase was primarily attributable to real estate taxes on the Office Acquisitions and Office Development Properties. Property taxes for the Core Office Portfolio remained consistent for the three months ended September 30, 1999 as compared to the same period in 1998. Ground lease expense from Office Properties remained consistent for the three months ended September 30, 1999 compared to the same period in 1998.

  Net operating income, as defined, from Office Properties increased $2.4 million, or 13.3% to $20.5 million for the three months ended September 30, 1999 compared to $18.1 million for the three months ended September 30, 1998. Of this increase, $2.1 million was generated by the Office Acquisitions and the Office Development Properties. The remaining increase of $0.3 million was generated by the Core Office Portfolio and represented a 2.4% increase in net operating income for the Core Office Portfolio.

                             Industrial Properties

                                          Three Months Ended
                                             September 30,
                                          ------------------- Dollar  Percentage
                                            1999      1998    Change    Change
                                          --------- --------- ------  ----------
                                                 (dollars in thousands)
Operating revenues:
  Rental income.......................... $  11,130 $   9,053 $2,077     22.9%
  Tenant reimbursements..................     1,485       941    544     57.8
  Other income...........................        78        12     66    550.0
                                          --------- --------- ------
    Total................................    12,693    10,006  2,687     26.9
                                          --------- --------- ------
Property and related expenses:
  Property expenses......................       552       635    (83)   (13.1)
  Real estate taxes......................     1,143     1,067     76      7.1
                                          --------- --------- ------
    Total................................     1,695     1,702     (7)    (0.4)
                                          --------- --------- ------
Net operating income, as defined......... $  10,998 $   8,304 $2,694     32.4%
                                          ========= ========= ======

  Total revenues from Industrial Properties increased $2.7 million, or 26.9% to $12.7 million for the three months ended September 30, 1999 compared to $10.0 million for the three months ended September 30, 1998. Rental income from Industrial Properties increased $2.1 million, or 22.9% to $11.1 million for the three months ended September 30, 1999 compared to $9.0 million for the three months ended September 30, 1998. Of this increase, $0.7 million was generated by the industrial properties acquired during 1999 and 1998 and two industrial properties disposed of by the Company in August 1999 (the "Industrial Acquisitions and Dispositions") and $1.1 million was generated by the industrial properties developed by the Company in 1999 and 1998 (the "Industrial Development Properties"). The remaining $0.3 million of the increase was generated by the stabilized industrial properties owned at January 1, 1998 and still owned at September 30, 1999 (the "Core Industrial Portfolio") and represented a 3.4% increase in rental income for the Core Industrial Portfolio. Average occupancy in the Core Industrial Portfolio increased 1.9% to 98.4% for the three months ended September 30, 1999 as compared to 96.5% for the same period in 1998 which contributed to the increase in rental income. The remaining increase in rental income generated by the Core Industrial Portfolio was attributable to increases in rental rates.

  Tenant reimbursements from Industrial Properties increased $0.5 million, or 57.8% to $1.5 million for the three months ended September 30, 1999 compared to $1.0 million for three months ended September 30, 1998. Of this increase, $0.3 million was attributable to the Industrial Acquisitions, net of Industrial Dispositions, and the Industrial Development Properties. The remaining $0.2 million was generated by the Core Industrial Portfolio and was attributable to the increase in occupancy for this portfolio. Other income from Industrial Properties increased by $0.1 million for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to a $0.1 million lease termination fee from a Core Industrial Portfolio tenant.

  Total expenses from Industrial Properties remained consistent for the three months ended September 30, 1999 compared to the same period in 1998. Property expenses from Industrial Properties decreased by $0.1 million, or 13.1% to $0.5 million for the three months ended September 30, 1999 compared to $0.6 million for the three months ended September 30, 1998. The decrease in property expenses from Industrial Properties was attributable to management's implementation of cost saving measures portfolio wide. Real estate taxes from Industrial properties increased by $0.1 million, or 7.1% to $1.2 million for the three months ended September 30, 1999 compared to $1.1 million for the same period in 1998. The increase was primarily due to real estate taxes at the Industrial Development Properties. Real estate taxes for the Core Industrial Portfolio remained consistent for the three months ended September 30, 1999 compared to the same period in 1998.

  Net operating income, as defined, from Industrial Properties increased $2.7 million, or 32.4% to $11.0 million for the three months ended September 30, 1999 compared to $8.3 million for the three months ended September 30, 1998. Of this increase, $2.2 million was generated by the Industrial Acquisitions and Dispositions and the Industrial Development Properties. The remaining $0.5 million was generated by the Core Industrial Portfolio and represented an 8.0% increase in net operating income for the Core Industrial Portfolio.

Non-Property Related Income and Expenses

  Interest income decreased $0.1 million, or 22.4% to $0.2 million for the three months ended September 30, 1999 compared to $0.3 million for the three months ended September 30, 1998. The decrease was due primarily to the receipt of interest income on notes receivable from related parties during the three months ended September 30, 1998.

  General and administrative expenses increased $0.5 million, or 26.1% to $2.3 million for the three months ended September 30, 1999 compared to $1.8 million for the three months ended September 30, 1998 due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

  Interest expense increased $1.2 million, or 23.5% to $6.5 million for the three months ended September 30, 1999 compared to $5.3 million for the comparable period in 1998, primarily due to a net increase in aggregate indebtedness. The Company's weighted average interest rate decreased 0.16% to 7.15% at September 30, 1999 as compared to 7.31% at September 30, 1998.

  Depreciation and amortization increased $1.2 million, or 17.2% to $7.9 million for the three months ended September 30, 1999 compared to $6.7 million for the comparable period in 1998. The increase was due primarily to a full quarter of depreciation on properties acquired and developed by the Company during 1998 and depreciation on properties acquired and developed by the Company during 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

                                              Nine Months
                                                 Ended
                                             September 30,
                                            ---------------- Dollar   Percentage
                                              1999    1998   Change     Change
                                            -------- ------- -------  ----------
                                                  (dollars in thousands)
Revenues:
  Rental income...........................  $101,941 $84,817 $17,124     20.2%
  Tenant reimbursements...................    12,530  10,845   1,685     15.5
  Interest income.........................       860   1,191    (331)   (27.8)
  Other income............................     1,722     941     781     83.0
                                            -------- ------- -------
    Total revenues........................   117,053  97,794  19,259     19.7
                                            -------- ------- -------
Expenses:
  Property expenses.......................    15,517  13,769   1,748     12.7
  Real estate taxes.......................     8,969   7,358   1,611     21.9
  General and administrative expenses.....     6,781   5,499   1,282     23.3
  Ground leases...........................     1,002     897     105     11.7
  Interest expense........................    18,420  14,642   3,778     25.8
  Depreciation and amortization...........    22,577  19,159   3,418     17.8
                                            -------- ------- -------
    Total expenses........................    73,266  61,324  11,942     19.5
                                            -------- ------- -------
Income from operations before gain on sale
 of operating properties, equity in (loss)
 income of unconsolidated subsidiary and
 minority interests.......................  $ 43,787 $36,470 $ 7,317     20.1%
                                            ======== ======= =======

Rental Operations

  Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the nine months ended September 30, 1999 and 1998.

                               Office Properties

                                            Nine Months Ended
                                              September 30,
                                            ----------------- Dollar  Percentage
                                              1999     1998   Change    Change
                                            -------- -------- ------- ----------
                                                   (dollars in thousands)
Operating revenues:
  Rental income............................ $ 69,931 $ 59,412 $10,519    17.7%
  Tenant reimbursements....................    8,513    8,137     376     4.6
  Other income.............................    1,595      837     758    90.6
                                            -------- -------- -------
    Total..................................   80,039   68,386  11,653    17.0
                                            -------- -------- -------
Property and related expenses:
  Property expenses........................   13,538   12,027   1,511    12.6
  Real estate taxes........................    5,455    4,703     752    16.0
  Ground leases............................    1,002      897     105    11.7
                                            -------- -------- -------
    Total..................................   19,995   17,627   2,368    13.4
                                            -------- -------- -------
Net operating income, as defined........... $ 60,044 $ 50,759 $ 9,285    18.3%
                                            ======== ======== =======

  Total revenues from Office Properties increased $11.6 million, or 17.0% to $80.0 million for the nine months ended September 30, 1999 compared to $68.4 million for the nine months ended September 30, 1998. Rental income from Office Properties increased $10.5 million, or 17.7% to $69.9 million for the nine months ended September 30, 1999 compared to $59.4 million for the nine months ended September 30, 1998. Of this increase, $6.2 million was generated by the office properties acquired during 1999 and 1998 (the "Office Acquisitions") and $2.7 million was generated by the office properties developed by the Company in 1999 and 1998 (the "Office Development Properties"). The remaining $1.6 million of the increase was generated by the stabilized office properties owned at January 1, 1998 and still owned at September 30, 1999 (the "Core Office Portfolio"), and represented a 3.2% increase in rental income for the Core Office Portfolio. Average occupancy in the Core Office Portfolio decreased 0.8% to 93.3% for the nine months ended September 30, 1999 compared to 94.1% for the same period in 1998. The increase in rental income generated by the Core Office Portfolio was attributable to increases in rental rates.

  Tenant reimbursements from Office Properties increased $0.4 million, or 4.6% to $8.5 million for the nine months ended September 30, 1999 compared to $8.1 million for the nine months ended September 30, 1998. An increase of $0.6 million in tenant reimbursements generated by the Office Acquisitions and the Office Development Properties was offset by a decrease of $0.2 million in tenant reimbursements generated by the Core Office Portfolio. This decrease in tenant reimbursements for the Core Office Portfolio correlates with a decrease in property expenses for this portfolio of properties. Other income from Office Properties increased $0.8 million, or 90.6% to $1.6 million for the nine months ended September 30, 1999 compared to $0.8 million for the same period in 1998. For the nine months ended September 30, 1999, other income from Office Properties included $0.5 million in gains from the sale of 13 acres of undeveloped land in Calabassas and San Diego, California and $0.8 million in lease termination fees at Core Office Portfolio properties. Other income from Office Properties for the nine months ended September 30, 1998 included a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans. The remaining amounts in other income from Office Properties for both periods consisted primarily of management fees and tenant late charges.

  Total expenses from Office Properties increased $2.4 million, or 13.4% to $20.0 million for the nine months ended September 30, 1999 compared to $17.6 million for the nine months ended September 30, 1998. Property expenses from Office Properties increased $1.5 million, or 12.6% to $13.5 million for the nine months ended September 30, 1999 compared to $12.0 million for the nine months ended September 30, 1998. Of this increase, $1.6 million was attributable to the Office Acquisitions and the Office Development Properties. This increase was offset by a $0.1 million decrease in property expenses for the Core Office Portfolio, which was due primarily to management's implementation of cost saving measures. Real estate taxes from Office Properties increased $0.8 million, or 16.0% to $5.5 million for the nine months ended September 30, 1999 compared to $4.7 million for the nine months ended September 30, 1998. This increase was solely attributable to real estate taxes at the Office Acquisitions and Office Development Properties. Real estate taxes for the Core Office Portfolio remained consistent for the nine months ended September 30, 1999 compared to the comparable period in 1998. Ground lease expense from Office Properties increased $0.1 million, or 11.7% for the nine months ended September 30, 1999 compared to the same period in 1998 primarily due to a full nine months of ground lease expense at one of the 1998 Office Acquisitions.

  Net operating income, as defined, from Office Properties increased $9.3 million, or 18.3% to $60.0 million for the nine months ended September 30, 1999 compared to $50.7 million for the nine months ended September 30, 1998. Of this increase, $7.2 million was generated by the Office Acquisitions and the Office Development Properties. The remaining increase of $2.1 million was generated by the Core Office Portfolio and represented a 4.9% increase in net operating income for the Core Office Portfolio.

                             Industrial Properties

                                              Nine Months Ended
                                                 September 30,
                                              ---------------- Dollar Percentage
                                                1999    1998   Change   Change
                                              -------- ------- ------ ----------
                                                    (dollars in thousands)
Operating Revenues:
  Rental income............................... $32,010 $25,405 $6,605    26.0%
  Tenant reimbursements.......................   4,017   2,708  1,309    48.3
  Other income................................     127     104     23    22.1
                                               ------- ------- ------
    Total.....................................  36,154  28,217  7,937    28.1
                                               ------- ------- ------
Property and related expenses:
  Property expenses...........................   1,979   1,742    237    13.6
  Real estate taxes...........................   3,514   2,655    859    32.4
                                               ------- ------- ------
    Total.....................................   5,493   4,397  1,096    24.9
                                               ------- ------- ------
Net operating income, as defined.............. $30,661 $23,820 $6,841    28.7%
                                               ======= ======= ======

  Total revenues from Industrial Properties increased $7.9 million, or 28.1% to $36.1 million for the nine months ended September 30, 1999 compared to $28.2 million for the nine months ended September 30, 1998. Rental income from Industrial Properties increased $6.6 million, or 26.0% to $32.0 million for the nine months ended September 30, 1999 compared to $25.4 million for the nine months ended September 30, 1998. Of this increase, $2.8 million was generated by the industrial properties acquired during 1999 and 1998 and the two industrial properties disposed of by the Company in August 1999 (the "Industrial Acquisitions and Dispositions") and $3.4 million was generated by the industrial properties developed by the Company in 1999 and 1998 (the "Industrial Development Properties"). The remaining $0.4 million increase was generated by the stabilized industrial properties owned at January 1, 1998 and still owned at September 30, 1999 (the "Core Industrial Portfolio") and represented a 1.9% increase in rental income for the Core Industrial Portfolio. Average occupancy in the Core Industrial Portfolio remained consistent for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in rental income from the Core Industrial Portfolio was primarily attributable to increases in rental rates.

  Tenant reimbursements from Industrial Properties increased $1.3 million, or 48.3% to $4.0 million for the nine months ended September 30, 1999 compared to $2.7 million for the nine months ended September 30, 1998. Of this increase, $0.9 million was attributable to the Industrial Acquisitions and the Industrial Development Properties. The remaining $0.4 million was generated by to the Core Industrial Portfolio and was primarily due to an increase in real estate taxes reimbursable by tenants. Other income from Industrial Properties remained consistent for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

  Total expenses from Industrial Properties increased $1.1 million, or 24.9% to $5.5 million for the nine months ended September 30, 1999 compared to $4.4 million for the nine months ended September 30, 1998. Property expenses from Industrial Properties increased $0.2 million, or 13.6% to $2.0 million for the nine months ended September 30, 1999 compared to $1.8 million for the nine months ended September 30, 1998. This increase was attributable solely to the Industrial Acquisitions and Dispositions and the Industrial Development Properties. Property expenses for the Core Industrial Portfolio remained consistent for the nine months ended September 30, 1999 compared to the same period in 1998. Real estate taxes from Industrial Properties increased $0.9 million, or 32.4% to $3.5 million for the nine months ended September 30, 1999 compared to $2.6 million for the nine months ended September 30, 1998. Of this increase, $0.5 million was attributable to the Industrial Acquisitions and Dispositions and the Industrial Development Properties. The remaining $0.4 million increase was generated by the Core Industrial Portfolio and was primarily due to acquisition-related assessments on properties acquired by the Company in 1997.

  Net operating income, as defined, from Industrial Properties increased $6.8 million, or 28.7% to $30.6 million for the nine months ended September 30, 1999 compared to $23.8 million for the nine months ended September 30, 1998. Of this increase, $6.4 million was generated by the Industrial Acquisitions and Dispositions and the Industrial Development Properties. The remaining $0.4 million was generated by the Core Industrial Portfolio and represented a 2.3% increase in net operating income for the Core Industrial Portfolio.

Non-Property Related Income and Expenses

  Interest income decreased $0.3 million, or 27.8% to $0.9 million for the nine months ended September 30, 1999 compared to $1.2 million for the nine months ended September 30, 1998. The Company had higher outstanding cash balances during 1998 due to proceeds received from equity offerings and preferred unit transactions.

  General and administrative expenses increased $1.3 million, or 23.3% to $6.8 million for the nine months ended September 30, 1999 compared to $5.5 million for the nine months ended September 30, 1998 due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

  Interest expense increased $3.8 million, or 25.8% to $18.4 million for the nine months ended September 30, 1999 compared to $14.6 million for the comparable period in 1998, primarily due to a net increase in aggregate indebtedness. The Company's weighted average interest rate decreased 0.16% to 7.15% at September 30, 1999 as compared to 7.31% at September 30, 1998.

  Depreciation and amortization increased $3.4 million, or 17.8% to $22.6 million for the nine months ended September 30, 1999 compared to $19.2 million for the comparable period in 1998. The increase was due primarily to a full nine months of depreciation on properties acquired during 1998, and depreciation on properties developed by the Company during 1998 and 1999.

Liquidity and Capital Resources

  As of September 30, 1999, the Company had borrowings of $290 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $41.1 million. In November 1999, the Company increased its borrowing capacity and obtained a new $400 million unsecured revolving credit facility (the "$400 million Credit Facility") to replace the existing $350 million Credit Facility which was scheduled to mature in February 2000. The $400 million Credit Facility, which will bear interest at a rate between LIBOR plus 1.13% and LIBOR plus 1.75% depending upon the Company's leverage ratio at the time of borrowing, will mature in November 2002. The Company expects to use the $400 million Credit Facility to finance development expenditures, to fund acquisitions and for general corporate uses.

  In March 1999, the Company borrowed $95.0 million under a mortgage loan that is secured by nine office and industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 7.20%, amortizes over 25 years and matures in April 2009. The Company used the proceeds from the mortgage loan to repay borrowings under the Credit Facility and to fund development expenditures.

  In April 1999, the Company borrowed $30.0 million under a mortgage loan that is secured by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed annual interest rate of 7.15% and matures in May 2017. The Company used the proceeds from the loan to repay an existing variable rate mortgage loan with an outstanding balance of $19.0 million, to repay outstanding borrowings under the Credit Facility and to fund development expenditures.

  In October 1999, the Company borrowed $90.0 million under a debt facility that is secured by 13 office properties, requires monthly interest-only payments based on a floating interest rate of LIBOR plus 1.75% and matures in October 2003. The Company used the proceeds from the secured debt facility to repay outstanding borrowings under the Credit Facility and to fund development expenditures.

  In September 1999, the SEC declared effective the Company's registration statement on Form S-3 with respect to 1,000,000 shares of the Company's common stock to be issued under the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the DRIP, the COPP and the WDP. The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan will acquire shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for transactions executed under the WDP which will be purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment of outstanding indebtedness and general corporate uses. As of September 30, 1999, there have been no shares issued under the Plan.

  In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. As of November 12, 1999, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

  As of September 30, 1999, the Company had approximately 1.1 million rentable square feet of office space that was either under construction or committed for construction at a total budgeted cost of approximately $219 million. The Company has spent an aggregate of $78.9 million on these projects as of September 30, 1999. The Company intends to finance the presently budgeted $140 million of remaining development costs with construction loan financing, borrowings under the Credit Facility and working capital.

  In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds. The purchase price for this property will be determined at the time of acquisition based on the property's net operating income at that time. If the acquisition is completed, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

  The agreement with The Allen Group also provides for the development of two office projects in San Diego, California with approximately 1.1 million aggregate rentable square feet for an estimated aggregate development cost of approximately $150 million. During the first quarter of 1999, the Company purchased a 50% managing interest in both of the development projects. The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. Construction of phase I of the first office project was completed during the second quarter of 1999. With respect to construction of the second office project, phase I is scheduled to be completed during the fourth quarter of 1999, phases II and III commenced during the second and third quarters of 1999, respectively, and phase IV is scheduled to begin during the second quarter of 2000. The total presently budgeted investment of $87.0 million for these four phases of the second office project is included in the total budgeted cost of $219 million discussed above. The Company has spent an aggregate of $32.3 million on these four phases as of September 30, 1999 which is included in the total $78.9 million of expenditures discussed above. The Company intends to finance the remaining development costs for these four phases with construction loan financing and borrowing under the Credit Facility.

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

Building and Lease Information

  The following tables set forth certain information regarding the Company's Office and Industrial Properties at September 30, 1999:

                           Occupancy by Segment Type

                                                 Square Feet
                             Number of -------------------------------
Region                       Buildings   Total      Leased   Available Occupancy
------                       --------- ---------- ---------- --------- ---------
Office Properties:
Los Angeles.................     28     2,554,365  2,362,882  191,483     92.5%
Orange County...............     27     1,021,882    823,990  197,892     80.6
San Diego...................     27     1,923,395  1,905,174   18,221     99.1
Other.......................      6       709,614    696,310   13,304     98.1
                                ---    ---------- ----------  -------
                                 88     6,209,256  5,788,356  420,900     93.2
                                ---    ---------- ----------  -------
Industrial Properties:
Los Angeles.................      7       554,225    539,723   14,502     97.4
Orange County...............     66     4,423,353  4,307,719  115,634     97.4
San Diego...................      3       199,351    199,351      --     100.0
Other.......................     12     1,173,925  1,153,986   19,939     98.3
                                ---    ---------- ----------  -------
                                 88     6,350,854  6,200,779  150,075     97.6
                                ---    ---------- ----------  -------
Total Portfolio.............    176    12,560,110 11,989,135  570,975     95.5%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                        Percentage
                                                         of Total
                                                          Leased     Annual Base
                                           Total Square Square Feet   Rent Under
                                 Number of  Footage of  Represented    Expiring
                                 Expiring    Expiring   by Expiring     Leases
Year of Lease Expiration         Leases(1)    Leases     Leases(2)  (in 000's)(3)
------------------------         --------- ------------ ----------- -------------
Office Properties:
Remaining 1999..................     18       101,507       1.8%      $ 1,647
2000............................    104       433,901       7.7         7,644
2001............................     98     1,079,395      19.1        15,221
2002............................     66       608,176      10.7         9,063
2003............................     36       219,551       3.9         3,827
2004............................     41       736,421      13.0        16,448
                                    ---     ---------      ----       -------
                                    363     3,178,951      56.2        53,850
                                    ---     ---------                 -------
Industrial Properties:
Remaining 1999..................     21       198,101       3.3         1,064
2000............................     79       933,681      15.7         6,981
2001............................     67       661,567      11.1         4,752
2002............................     32       205,735       3.5         1,844
2003............................     30       782,275      13.1         5,624
2004............................     14       660,432      11.1         4,779
                                    ---     ---------      ----       -------
                                    243     3,441,791      57.8        25,044
                                    ---     ---------                 -------
Total Portfolio.................    606     6,620,742      57.0%      $78,894
                                    ===     =========                 =======

--------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month to month tenants.
(2) Based on total leased square footage for the respective portfolios as of September 30, 1999.
(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before October 1, 1999.

                       Leasing Activity by Segment Type

                              Number of                             Weighted
                               Leases      Square Feet              Average
                             ----------- --------------- Retention Lease Term
                             New Renewal  New(1) Renewal   Rate    (in months)
                             --- ------- ------- ------- --------- ----------
For the Three Months Ended
 September 30, 1999:
Office Properties...........  26    17   157,842  56,833   34.3%       59
Industrial Properties.......  15     9    54,596  68,542   79.0        54
                             ---   ---   ------- -------   ----       ---
Total Portfolio.............  41    26   212,438 125,375   49.7%       57
                             ===   ===   ======= =======   ====       ===
For the Nine Months Ended
 September 30, 1999:
Office Properties...........  64    55   492,917 375,287   43.0%       68
Industrial Properties.......  58    38   442,787 305,774   55.5        53
                             ---   ---   ------- -------   ----       ---
Total Portfolio............. 122    93   935,704 681,061   47.8%       61
                             ===   ===   ======= =======   ====       ===

--------
(1) The lease-up of 212,438 and 935,704 square feet to new tenants for the three and nine months ended September 30, 1999, respectively, includes re-leasing of 169,519 and 608,895 square feet, respectively, and first generation leasing of 42,919 and 326,809 square feet, respectively.

Historical Cash Flows

  The Company's net cash provided by operating activities increased $3.8 million, or 6.8% to $58.3 million for the nine months ended September 30, 1999 compared to $54.5 million for the nine months ended September 30, 1998. The increase was primarily due to the increase in net income resulting from the 1998 Office and Industrial Acquisitions and the Office and Industrial Development Properties and an increase in net operating income, as defined, generated by the Core Office and Industrial Portfolios. The increase was partially offset by increased interest expense and general and administrative expenses and a decrease in interest income.

  Cash used in investing activities decreased $146 million, or 51.5% to $138 million for the nine months ended September 30, 1999 compared to $284 million for the nine months ended September 30, 1998. Cash used in investing activities for the nine months ended September 30, 1999 consisted primarily of the purchase of two office properties for $24.7 million (net of $3.6 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership and the satisfaction of an existing $2.3 million note receivable), the purchase of the minority interest in one office complex for $1.2 million, the purchase of 12 acres of undeveloped land for $4.7 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the acquisition of a 50% interest in 55 acres of undeveloped land for $16.1 million (net of $3.8 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership), expenditures for construction in progress of $94.8 million and $11.4 million in additional tenant improvements and capital expenditures, net of the sale of two industrial properties for $11.0 million and the sale of 13 acres of undeveloped land in two separate transactions for $5.1 million. Cash used in investing activities for the nine months ended September 30, 1998 consisted primarily of the purchase of 38 office and industrial properties for $208 million (net of $13.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the purchase of 51 acres of undeveloped land for $21.9 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), disbursements for notes receivable from related parties of $2.2 million, expenditures for construction in progress of $43.4 million and $8.2 million in additional tenant improvements and capital expenditures.

  Cash provided by financing activities decreased $168 million, or 67.8% to $79.8 million for the nine months ended September 30, 1999 compared to $248 million for the nine months ended September 30, 1998. Cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $121 million in net proceeds from the issuance of mortgage debt and net borrowings under the Credit Facility partially offset by $40.0 million in distributions paid to common stockholders and common unitholders. Cash provided by financing activities for the nine months ended September 30, 1998 consisted of net proceeds of $82.1 million from common stock offerings, net proceeds of $73.0 million from the issuance of 8.075% Series A Cumulative Redeemable Preferred units, and $130 million in net proceeds from the issuance of mortgage debt and borrowings under the Credit Facility, partially offset by $36.0 million in distributions paid to common stockholders and common unitholders.

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

  The following table presents the Company's Funds From Operations for the three and nine months ended September 30, 1999 and 1998.

                                               Three Months Ended      Nine Months Ended
                                                   September 30,         September 30,
                                               ------------------      -----------------
                                               1999         1998       1999         1998
                                               -------     -------     -------    ------
                                                      (in thousands)
Net income................................... $10,911      $ 9,985     $31,617    $28,649
  Adjustments:
    Minority interest in earnings of
     Operating Partnership...................   1,830        1,451       5,186      4,093
    Depreciation and amortization............   7,900        6,740      22,577     19,159
    Gain on sale of operating properties.....     (75)                     (75)
    Other....................................     127          175         381        405
                                              -------      -------     -------    -------
Funds From Operations........................ $20,693      $18,351     $59,686    $52,306
                                              =======      =======     =======    =======

Inflation

  The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

  The Year 2000 issue ("Y2K") refers to the inability of certain computer systems, as well as certain hardware and equipment containing date sensitive data, to recognize accurate dates commencing on or after January 1, 2000. This has the potential to affect those systems adversely. In 1997, the Company's Information Technology Committee, which is comprised of representatives from senior management and various departments including accounting, property management and information systems, identified three phases in the Company's Y2K efforts: discovery and assessment, remediation and implementation, and testing and verification. Although many of the phases were completed simultaneously, the following sections describe the activities that the Company has performed to meet its Y2K objectives, as well as management's assessment of the Company's risk of non-compliance.

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

 Building Management Systems

  The Company has identified five categories of building management systems that could have potential Y2K exposure: building automation (e.g., HVAC), security card access, fire and life safety, elevator, and office equipment. During 1998, property management executives and personnel gathered data to identify all of the Company's Y2K sensitive building management systems and to assess whether such systems were Y2K compliant or would need to be modified or replaced. Management completed the discovery and assessment phase and determined the Company's state of readiness as to building management systems in early 1999. During this process, management identified which building systems needed system upgrades. In two cases, management determined that due to the age of certain building automation systems, system replacement, regardless of Y2K compliance, would be more appropriate. Management completed the remediation and implementation phase and the testing and verification phase in October 1999, except for the replacement and testing of the energy management system at the Company's Kilroy Airport Center, El Segundo property, where the Company's corporate headquarters are located. Management expects to complete the replacement and testing of this building management system by the end of November 1999.

 Costs to Address the Company's Y2K Efforts

  The replacement of the accounting and property management system, the acquisition of new network hardware and software and the installation of updated desktop systems and software was performed as a result of the Company becoming a publicly traded REIT and not in response to Y2K compliance issues. Phase 1 of the building management systems efforts were performed by 13 salaried Company employees who are not paid for overtime and who management estimates spent approximately 10% of their annual working hours over a 2 to 3 year period focusing on Y2K compliance issues. Consequently, the Company's Y2K costs incurred have been minimal to date and have not been material to the Company's financial position or results of operations. In addition, management believes that future Y2K expenses will also be minimal and will not have a material effect on the Company's financial position or results of operations. Further, management believes that a significant portion of the costs to complete phases 2 and 3 for the building management systems will be treated as operating expenses and reimbursed to the Company under most tenant leases.

 Efforts to Identify the Y2K Issues of Significant Third Parties

  Due to the Company's diverse tenant base, the success of the Company's business is not closely tied to the success of any one particular tenant. Accordingly, management believes that there would not be a material adverse effect on the Company's financial condition and results of operations if any one of its tenants ceased to conduct business and pay rent due to Y2K related problems. This would not necessarily be the case, however, if Y2K problems affected the financial condition of a number of the Company's tenants. Consequently, the Company distributed surveys to all of its tenants to investigate whether any of them had identified Y2K system exposure that would result in the interruption of the Company's operations. Based on the responses received, including those from the Company's ten largest office tenants and ten largest industrial tenants, which covered approximately 28.8% of the Company's aggregate annual base rental revenue, management is not aware of any material Y2K issues with respect to its tenants. As part of its efforts to keep its tenants advised as to the steps the Company is taking to address Y2K problems, the Company has requested that tenants advise management of any significant Y2K readiness issues as they become apparent. To date, no tenants have advised the Company of any such problems.

  The success of the Company's business is not closely tied to the success of any one particular vendor, supplier or manufacturer. Accordingly, if any of the Company's vendors, suppliers or manufacturers ceased to conduct business as a result of Y2K related issues, the Company expects it would be able to contract with alternative providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

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

  The Company's worst case Y2K scenario would be that the Company's information and building management systems fail. In the event that the Company's information systems fail, the Company would be forced to manually perform its accounting and property management record-keeping functions until the information systems could be restored. In the event that the Company's building management systems fail, the Company's tenants would not have access to or be able to conduct their normal business activities at the Company's properties until the building management systems could be restored or manually overridden. These events could have a material adverse effect on the Company's financial position and results of operations.

 Developing Contingency Plans

  The Company's contingency plan, which focuses on the potential failure of building management systems, consists primarily of the strategic deployment of teams consisting of property managers and facility engineers to monitor the Company's properties. In the event of a Y2K building management systems failure, these teams would be available to manually by-pass or override the building management systems until such systems could be adequately repaired or replaced. In addition, the Company has contacted each of its significant building management systems vendors and security services vendors and has been assured that they will commit additional support in the event it is necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

  In March 1999, the Company entered into a fixed rate mortgage loan with a principal balance of $95.0 million, monthly principal and interest payments based upon a fixed interest rate of 7.20% and a 25-year amortization schedule, and a maturity date of April 2009. The Company used a portion of the proceeds from this fixed rate mortgage loan to repay borrowings under its existing variable rate Credit Facility. In April 1999, the Company entered into a second fixed rate mortgage loan with a principal balance of $30.0 million, monthly principal and interest payments based upon a fixed annual interest rate of 7.15% and a maturity date of May 2017. The Company used the proceeds from this $30.0 million fixed rate mortgage loan to pay off an existing $19.0 million variable rate mortgage loan and to repay borrowings under its existing variable rate Credit Facility. As a result of the execution of the two new mortgage loans totaling $125 million and the simultaneous repayment of a portion of borrowings outstanding under the Credit Facility and a $19.0 million variable rate mortgage loan, the Company's ratio of fixed rate debt to total debt (excluding Cumulative Redeemable Preferred units) increased 16.7% from 28.2% at December 31, 1998 to 44.9% at September 30, 1999.

  In October 1999, the Company executed a floating rate secured debt facility with a principal balance of $90.0 million, monthly interest-only payments based upon a floating rate of LIBOR plus 1.75%, and a maturity date of October 2003. The Company used the proceeds from the new $90.0 million secured debt facility to repay borrowings under its existing variable rate Credit Facility and to fund development expenditures. In November 1999, the Company increased its borrowing capacity and obtained a new $400 million variable rate unsecured revolving Credit Facility to replace the existing $350 million variable rate Credit Facility which was scheduled to mature in February 2000. While the new $400 million Credit Facility is also a LIBOR based variable rate facility and therefore does not change the Company's interest rate risk profile, the maturity date of the $400 million Credit Facility extends to November 2002. As a result of the execution of the new $90.0 million secured debt facility, the Company's ratio of fixed rate debt to total debt (excluding Cumulative Redeemable Preferred units) decreased 2.0% from 44.9% at September 30, 1999 to 42.9% at October 31, 1999.

  The tabular presentation below provides information about the Company's interest rate sensitive financial and derivative instruments as of September 30, 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

  For the Credit Facility, the table presents the assumption that the outstanding principal balance at September 30, 1999 will be paid in November 2002, the maturity date under the Company's new $400 million Credit Facility. The table also presents the related expected maximum interest rate index for outstanding Credit Facility borrowings under the new $400 million Credit Facility in 1999 through 2002.

  For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at September 30, 1999 will be paid according to scheduled contractual principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter. The Company had no outstanding variable rate mortgage debt at September 30, 1999.

  For the Series A and Series C Cumulative Redeemable Preferred units (the "Preferred units"), the table presents reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate for outstanding Preferred units from 1999 through 2003 and thereafter.

  For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 1999.

               Interest Rate Risk Analysis-Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in millions)

                                                Maturity Date
                               ------------------------------------------------------
                                                                                       Fair Value
                                                                       There-         at Sept. 30,
                                1999    2000    2001    2002    2003   after   Total      1999
                               ------  ------  ------  ------  ------  ------  ------ ------------
Liabilities:
Line of credit:
  Variable rate...............                         $290.0                  $290.0    $290.0
  Average interest rate index.  LIBOR   LIBOR   LIBOR   LIBOR
                               +1.50%  +1.50%  +1.50%  +1.50%

Mortgage debt:
  Fixed rate.................. $  1.0  $  4.8  $  5.1  $  5.6  $  6.1  $214.1  $236.7    $232.4
  Average interest rate.......   7.75%   7.75%   7.75%   7.75%   7.75%   7.75%

Series A and C Preferred
 units:
  Fixed rate..................
  Average interest rate.......   8.49%   8.49%   8.49%   8.49%   8.49%   8.49%           $ 98.3

               Interest Rate Risk Analysis-Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                        Maturity Date
                          -----------------------------------------
                                                                    Fair Value at
                                                      There-          Sept. 30,
                          1999   2000  2001 2002 2003 after  Total      1999
                          ----- ------ ---- ---- ---- ------ ------ -------------
Interest Rate
 Derivatives Used to
 Hedge the Line of Cred-
 it:
Interest rate cap
 agreements:
  Notional amount.......        $150.0                       $150.0     $0.1
  Cap rate..............  6.50%  6.50%
  Forward rate index....  LIBOR  LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  During the three and nine months ended September 30, 1999, no legal proceedings were initiated against or on behalf of the Company, which if determined unfavorably to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES

  During the third quarter of 1999, common limited partnership unitholders of the Operating Partnership exchanged 25,000 common limited partnership units into shares of the Company's common stock on a one-for-one basis. The 25,000 shares of common stock issued in exchange for the common limited partnership units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number                              Description
 -------                             -----------
 *10.1   Second Amended and Restated Revolving Credit Agreement and Form of
         Notes Aggregating $400 million.
 *10.2   Second Amended and Restated Guaranty of Payment.
 *10.3   Credit Agreement and Form of Promissory Notes Aggregating $90.0
         million.
 *10.4   Variable Interest Rate Deed of Trust, Leasehold Deed of Trust,
         Assignment of Rents, Security Agreement and Fixture Filing.
 *10.5   Guaranty of Recourse Obligations of Borrowing.
 *27.1   Financial Data Schedule.

--------
*  Filed herewith.

  (b) Reports on Form 8-K--None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 1999.

                                          Kilroy Realty Corporation

                                                  /s/ John B. Kilroy, Jr
                                          By: _________________________________
                                                    John B. Kilroy, Jr.
                                                   President and Chief
                                                    Executive Officer
                                               (Principal Executive Officer)

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

                                                   /s/ Ann Marie Whitney
                                          By: _________________________________
                                                     Ann Marie Whitney
                                               Vice President and Controller
                                              (Principal Accounting Officer)