Form 10-K
period 1999-12-31
KILROY REALTY CORP
filed 2000-03-21
CIK 1025996

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

                  For the fiscal year ended December 31, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on which
             Title of each class                       registered
             -------------------             ------------------------------
         Common Stock, $.01 par value           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $523,466,200 based on the closing price on the New York Stock Exchange for such shares on March 10, 2000.

   As of March 10, 2000, 26,173,310 shares of common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   14

 Item 3.  Legal Proceedings.............................................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24

                                 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   25

 Item 6.  Selected Financial Data.......................................   26

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   28

 Item 7A. Quantitative and Qualitative Disclosures About Market Risks...   46

 Item 8.  Financial Statements and Supplementary Data...................   48

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   48

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............   49

 Item 11. Executive Compensation........................................   49

 Item 12. Security Ownership of Certain Beneficial Owners and              49
          Management....................................................

 Item 13. Certain Relationships and Related Transactions................   49

                                 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K......................................................   50

                                    PART I

ITEM 1. BUSINESS

General

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates, qualifies, and intends to continue to qualify as a self-administered and self-managed real estate investment trust ("REIT") for federal and state income tax purposes, was incorporated in September 1996 and commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of Kilroy Industries, a California corporation ("KI"), and certain of its affiliated corporations, partnerships and trusts (collectively, the "Kilroy Group").

   As of December 31, 1999, the Company's portfolio of stabilized operating properties was comprised of 84 office buildings encompassing approximately 6.1 million rentable square feet (the "Office Properties") and 87 industrial buildings encompassing approximately 6.5 million rentable square feet (the "Industrial Properties" and, together with the Office Properties, the "Properties"). The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties, excluding projects recently developed by the Company that have not yet reached 95% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of December 31, 1999, the Office Properties were approximately 96.4% leased to 395 tenants and the Industrial Properties were approximately 96.9% leased to 258 tenants. As of December 31, 1999, the Company had seven office buildings under construction which when completed are expected to encompass an aggregate of approximately 861,500 rentable square feet. The Company did not have any properties in lease-up at December 31, 1999 since all of the properties developed and completed by the Company during 1999 and 1998, encompassing an aggregate of approximately 862,400 and 1.1 million rentable square feet, respectively, stabilized during 1999. All but 15 of the Company's properties are located in Southern California. All of the Company's development projects are located in Southern California.

   The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the "Finance Partnership"). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 1999, it owned an approximate 86.8% general partnership interest. The remaining 13.2% limited partnership interest in the Operating Partnership was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership, which owns 151 of the Company's 171 properties. The remaining properties, other than two properties which are owned by the Operating Partnership through KR-Carmel Partners and KR-Gateway Partners, two development LLCs (the "Development LLCs") in which the Company owned a 50% managing interest at December 31, 1999, are owned by the Finance Partnership. Kilroy Realty Finance, Inc., a wholly owned subsidiary of the Company is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest.

   The Company's strategy is to own, develop, acquire, lease and manage Class A suburban office and industrial real estate properties in select locations in key suburban submarkets, primarily in Southern California, that the Company believes have strategic advantages compared to neighboring submarkets.

   At December 31, 1999, the Company's ten largest office tenants represented approximately 25.0% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 1999 determined in accordance with generally accepted accounting principles, and its ten largest industrial tenants represented approximately 8.7% of total annual base rental revenues. Of this amount, its largest tenant, Hughes Electronics Corporation's Space and Communications Company ("Hughes Space and Communications"), currently leases approximately 405,300 rentable square feet of office space under five separate leases, representing approximately 6.4% of the Company's total annual base rental revenues at

December 31, 1999. The base periods for 95.6% of the Hughes Space and Communications leases expire in January and July 2004. The base periods for the remaining Hughes Space and Communications leases expire during the period from November 2001 through December 2001.

   The Company's five largest office tenants, based on annualized base rental revenues, include: Hughes Space and Communications, a tenant since 1984 which is engaged in high-technology commercial activities including satellite development and related applications such as DirecTV; The Boeing Company; Epson America, Inc.; Epicor Software Corporation; and Intuit, Inc. The Company's five largest industrial tenants, based on annualized base rental revenues, include: Mattel, Inc.; Celestica California, Inc.; Natural Alternatives International, Inc.; OmniPak (d.b.a. Raven Industries); and Mazda Motor of America, Inc. (See Item 2: Properties--Tenant Information for further discussion on the Company's tenant base.)

Business and Growth Strategies

   Growth Strategies. The Company believes that a number of factors will enable it to continue to achieve growth in Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, including: (i) the opportunity to lease available space at attractive rental rates because of high demand and frictional vacancy levels in the Southern California submarkets in which most of the properties are located; (ii) the quality and location of the properties; (iii) the Company's ability to efficiently manage its assets as a low cost provider of commercial real estate due to its core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal, construction management and new development; (iv) the Company's substantial development pipeline established over the past several years; and (v) the Company's access to development and leasing opportunities as a result of its significant relationship with large Southern California corporate tenants, municipalities and landowners and the Company's 50-year presence in the Southern California market. Management believes that the Company is well positioned to capitalize on existing opportunities because of its extensive experience in certain of its submarkets, its seasoned management team and its proven ability to acquire, develop, lease and efficiently manage office and industrial properties.

   Operating Strategies. The Company focuses on enhancing growth in Funds From Operations, from its properties by: (i) maximizing cash flow from the properties through active leasing and early renewals, increasing contractual base rent to current market levels as leases expire and effective property management; (ii) managing operating expenses through the use of internal management, leasing, marketing, financing, accounting, legal administration and construction management functions; (iii) maintaining and developing long-term relationships with a diverse tenant group; (iv) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals; and (v) continuing to emphasize capital improvements to enhance the properties' competitive advantages in their respective markets and improve the efficiency of building systems.

   Development Strategies. The Company and its predecessors have developed office and industrial properties, including high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. Over the past several years, the Company has established a substantial development pipeline in its three target market regions, Los Angeles, Orange and San Diego Counties. The Company's committed and future development pipeline (including projects held through joint venture arrangements) can support future development of over 2.8 million rentable square feet of office space at a total budgeted cost of over $550 million over the next four to five years. The Company's strategy is to maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control. During 1999 and 1998, the Company completed 17 buildings encompassing an aggregate of approximately 2.0 million rentable square feet at an aggregate cost of approximately $171 million. As of December 31, 1999, the Company had seven office buildings under construction which when completed are expected to encompass an aggregate of approximately 861,500 rentable square feet at a total budgeted cost of approximately $174 million.

   The Company may engage in the additional development of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development. The

Company's activities with third-party owners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop any of the properties.

   Financing Policies. The Company's financing policies and objectives are determined by the Company's Board of Directors. The Company presently intends to maintain a conservative ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock, including interests exchangeable therefor, plus total debt). This ratio may be increased or decreased without the consent of the Company's stockholders and the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. At December 31, 1999, total debt constituted approximately 38.8% of the total market capitalization of the Company. The Company intends to utilize one or more sources of capital for future growth, which may include undistributed cash flow, borrowings under the Company's unsecured credit facility (the "Credit Facility"), the issuance of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance, however, that the Company will be able to obtain capital on terms favorable to the Company.

Government Regulations

   Many laws and governmental regulations are applicable to the Company's properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

   Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations must meet federal requirements related to access and use by disabled persons. Although management believes that its properties substantially comply with present requirements of the ADA, none of its properties have been audited and investigations of all of its properties have not been conducted to determine compliance. The Company may incur additional costs of complying with the ADA. Additional federal, state and local laws also may require modifications to the Company's properties, or restrict its ability to renovate the properties. Management cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If the Company incurs substantial costs to comply with the ADA and any other legislation, its financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected.

 Environmental Matters

   Costs related to government regulation and private litigation. Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances released on its properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. For instance, if asbestos-containing materials and other hazardous or toxic substances were found on the Company's properties, third parties might seek recovery from the Company for personal injuries resulting from the existence of those substances. As of December 31, 1999, 29 of the Company's properties contained asbestos-containing materials. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

   Use of hazardous materials by some of our tenants. Some of the Company's tenants routinely handle hazardous substances and wastes on its properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 1999, less than 5% of the Company's tenants routinely handled hazardous substances and/or wastes on the Company's properties as part of their routine operations. These tenants were primarily involved in the light industrial and warehouse business and more specifically the light electronics assembly business. Management does not believe that these activities by its tenants will have any material adverse effect on the Company's operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company's properties.

   Existing conditions at some of our properties. Independent environmental consultants conducted Phase I or similar environmental site assessments on all of the Company's properties. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. The Company's site assessments revealed that some of its properties contain asbestos-containing materials and that historical operations at or near some of its properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. Prior owners of the affected properties conducted clean-up of contamination in the soils on the properties and management does not believe that further clean-up of the soils is required. None of the Company's site assessments revealed any other environmental liability that management believes would have a material adverse effect on the Company's business, assets, or results of operations. Management is not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at the Company's properties may be affected in the future by tenants, third parties, or the condition of land or operations near its properties (such as the presence of underground storage tanks). The Company cannot give assurance that the costs of future environmental compliance will not affect its ability to make distributions to stockholders.

   Environmental insurance coverage limits. The Company carries what management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination at the affected sites identified in the environmental site assessments. However, management cannot provide any assurance that the Company's insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company's financial condition, results of its operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders.

   Other federal, state and local regulations. The Company's properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company failed to comply with these various requirements, it might incur governmental fines or private damage awards. Management believes that the Company's properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will adversely affect its ability to make distributions to its stockholders. The City of Los Angeles adopted regulations relating to the repair of welded steel moment frames located in certain areas damaged as a result of the January 17, 1994 Northridge earthquake in Southern California. Currently, these regulations apply to only one of the Company's properties representing approximately 78,000 square feet. Management believes that this property complies with these regulations. Management does not know, however, whether other regulatory agencies will adopt similar regulations or whether the Company will acquire additional properties which may be subject to these or similar regulations. Management believes, based in part on engineering reports, that all of its properties are in good condition. However, if the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected.

Employees

   As of March 10, 2000, the Company, through the Operating Partnership and Kilroy Services, Inc., an unconsolidated subsidiary of the Company ("KSI"), employed 130 persons. Of the Company's total 130 employees, approximately 40 are employed as on-site building employees who provide services for the Company's properties. The Company, the Operating Partnership and KSI believe that relations with their employees are good.

Business Risks

   This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Exchange Act of 1934, as amended (the "1934 Act")) pertaining to, among other things, the Company's future results of operations, cash available for distribution, property acquisitions, lease renewals, increases in base rent, fee development activities, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company's current expectations and are subject to a number of risks uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business:

   Most of the Company's properties depend upon the Southern California economy. As of December 31, 1999, 86.5% of the aggregate square footage of the Company's stabilized portfolio and 87.9% of the Company's annualized base rent, excluding expense reimbursements and rental abatements, came from properties located in Southern California. The Company's ability to make expected distributions to stockholders depends on its ability to generate Funds from Operations in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company's control may decrease funds available for distribution and the value of the Company's properties. These events include: local oversupply or reduction in demand of office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing submarket demographics and property damage resulting from seismic activity. The geographical concentration of the Company's properties may expose it to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company's financial condition, results from operations and cash flows.

   The Company's significant debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its properties or to pay distributions necessary to maintain its REIT qualification. The Company's level of debt and the limitations imposed by its debt agreements may have important consequences on the Company, including the following: cash flow may be insufficient to meet required principal and interest payments; the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; the Company may be forced to dispose of one or more of its properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company's default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If any one of these events were to occur, the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company's ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended. As of December 31, 1999, the Company had $554 million aggregate principal amount of indebtedness, $4.8 million of which is due prior to December 31, 2000. The Company's total debt represented 38.8% of its total market capitalization at December 31, 1999.

   The Company faces significant competition which may decrease the occupancy and rental rates of its properties. The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which have higher vacancy rates. Substantially all of the Company's properties are located in areas with similar properties as its competitors. For instance, occupancy rates in the Company's El Segundo and Long Beach office property portfolios at December 31, 1999 were 99.0% and 95.6%, respectively, in comparison to 86.4% and 86.5%, respectively, for the El Segundo and Long Beach office submarkets in total. In addition, the occupancy rate in the Company's Anaheim industrial property portfolio at December 31, 1999 was 100.0% in comparison to 94.2% for the Anaheim industrial property submarket in total. The Company believes that its lower vacancy rates means that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company's competitors have an incentive to decrease rental rates until their available space is leased. If the Company's competitors offer space at rental rates below current market rates, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company's financial condition, results of operations and cash flows may be adversely affected.

   Potential losses may not be covered by insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsured losses such as loss from riots or acts of God. Some of the Company's policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductions which management believes are commercially reasonable. As of December 31, 1999, 81 of the Office Properties aggregating 5.6 million square feet (representing 44.5% of the Company's stabilized portfolio based on aggregate square footage and 64.4% based on annualized base rent) were located in areas known to be subject to earthquakes. As of December 31, 1999, 75 of the Company's Industrial Properties aggregating 5.3 million square feet (representing 42.0% of the Company's stabilized portfolio based on aggregate square footage and 23.5% based on annualized base rent) were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future revenue from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were unrepairable.

   The Company may be unable to successfully complete and operate developed properties. Property development involves the following significant risks: the Company may be unable to obtain construction financing on favorable terms; the Company may be unable to obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans; the Company may not complete development projects on schedule or within budgeted amounts; the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; the Company may expend funds on and devote management's time to projects which the Company may not complete; and the Company may lease the developed properties at below expected rental rates. For example, one of the Company's development projects was completed three months later than initially projected, resulting in a corresponding delay in the commencement of leasing activity at the particular property. The delay was attributable to bad weather conditions which inhibited construction during the "El Nino" climate condition which ran from 1997 through 1998. In addition, during the fourth quarter of 1998, the Company withdrew its participation from a master planned commercial development prior to the commencement of construction. If any one of these events were to occur in connection with projects currently under development, the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected. While the Company primarily develops office and industrial properties in Southern California markets, it may in the future develop properties for retail or other use and expand its business to other geographic regions where it expects the development of property to result in favorable risk-adjusted returns on its investment. Presently, the Company does not possess the same level of familiarity with development of other property types or outside markets which could adversely affect its ability to develop properties or to achieve expected performance.

   The Company may be unable to complete acquisitions and successfully operate acquired properties. The Company may acquire office and industrial properties when strategic opportunities exist. The Company's ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management's satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected.

   The Company could default on leases for land on which some of its properties are located. The Company owns ten office buildings located on various parcels, each of which the Company leases on a long-term basis. If the Company defaults under the terms of any particular lease, it may lose the property subject to the lease. The Company may not be able to renegotiate a new lease on favorable terms, if at all, upon expiration of the lease and all of its options. The loss of these properties or an increase of rental expense would have an adverse effect on the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders. The Company has approximately
1.5 million aggregate rentable square feet of rental space located on these leased parcels. The leases for the land under the SeaTac Office Center, including renewal options, expire in 2062. The lease for the land under 9455 Towne Center in San Diego expires in October 2043. The primary lease for the land under 12312 West Olympic Boulevard in Santa Monica expire in January 2065 with a smaller secondary lease expiring in September 2011. The leases for the land under the Kilroy Airport Center, Long Beach expire in 2035.

   The Company depends on significant tenants. At December 31, 1999, the Company's ten largest office tenants represented approximately 25.0% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.7% of total annual base rental revenues. Of this amount, its largest tenant, Hughes Space and Communications, currently leases approximately 405,300 rentable square feet of office space, representing approximately 6.4% of the Company's total annual base rental revenues. The Company's revenue and cash available for distribution to stockholders would be disproportionately and materially adversely affected if any of its significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or on terms less favorable to the Company than their current terms.

   Downturns in tenants' businesses may reduce the Company's cash flow. As of December 31, 1999, the Company derived 98.0% of its revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company's properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. On the other hand, the bankruptcy court might authorize the tenant to reject and terminate its lease. The Company's claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, the Company's claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect the Company's cash flow and its ability to make distributions to stockholders. Although the Company has not experienced material losses from tenant bankruptcies, its tenants could file for bankruptcy protection in the future.

   The Company may be unable to renew leases or re-let space as leases expire. As of December 31, 1999, leases representing 11.2% and 14.2% of the square footage of the Company's properties will expire in 2000 and 2001. Above market rental rates on some of the Company's properties may force it to renew or re-lease some expiring leases at lower rates. While the Company believes that the average rental rates for most of its properties are below quoted market rates in each of its submarkets, the Company cannot give any assurance that leases will be renewed or that its properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for the Company's properties decrease, existing tenants do not renew their leases, or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to its stockholders would be adversely affected.

   Real estate assets are illiquid and the Company may not be able to sell its properties when it desires. The Company's investments in its properties are relatively illiquid which limits the Company's ability to sell its properties quickly in response to changes in economic or other conditions. Limitations in the Internal Revenue Code and related Treasury Regulations applicable to REITs may also limit the Company's ability to sell its properties. These restrictions on the Company' ability to sell its properties could have an adverse effect on its financial position, results from operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders.

   KSI is subject to tax liabilities on net income which reduces the Company's cash flow. KSI is subject to federal and state income tax on its taxable income at regular corporate rates. Any federal, state or local income taxes that KSI must pay will reduce the cash available for distribution to the Operating Partnership and, ultimately, to the Company's stockholders.

   The Company cannot depend upon distributions from KSI because its business is not controlled by the Company. The Company has set up the following structure to comply with the REIT asset tests that restrict its ability to own shares of other corporations: the Operating Partnership owns 100% of the non-voting preferred stock of KSI, representing approximately 95.0% of its economic value; and John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, own all of the outstanding voting common stock of KSI, representing approximately 5.0% of its economic value. The Company receives substantially all of the economic benefit derived from KSI's business by virtue of the dividends that the Company receives from its investment in the preferred stock. However, the Company cannot influence KSI's operations, elect its directors, appoint its officers, or require its Board of Directors to declare and pay a cash dividend on the nonvoting preferred stock owned by the Operating Partnership. As a result, KSI may make decisions or pursue business policies which could have an adverse effect on the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders.

   KSI may be adversely affected by the Company's REIT status. Changes in the requirements for REIT qualification may in the future limit the Company's ability to receive increased distributions from the fee development operations and related services offered by KSI.

   Common limited partners of the Operating Partnership have limited approval rights which may prevent the Company from completing a change of control transaction which may be in the best interests of stockholders. The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a "termination transaction" which requires the approval of 60% of the common unitholders, including the Company, because of the common units it holds in its capacity as general partner. The right of common limited partners to vote on these transactions could limit the Company's ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

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

   The Company's Chairman of the Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company's affairs. John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, together hold two of the six seats on the Company's Board of Directors. They also beneficially own common limited partnership units exchangeable for an aggregate of 2,158,639 shares of the Company's common stock and currently vested options to purchase an aggregate of 350,000 shares of common stock, representing a total of approximately 9.02% of the total outstanding shares of common stock as of December 31, 1999. Pursuant to the Company's charter no other stockholder may own, actually or constructively, more than 7.0% of the Company's common stock. The Board of Directors has already waived the ownership limits with respect to John B. Kilroy, Sr., John B., Kilroy, Jr., members of their families and some affiliated entities. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest of the Company's stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company's stockholders for approval.

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

   The Internal Revenue Code sets forth stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including: no more than 50% in value of the Company's capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year; subject to exceptions, the Company's common stock shares must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and if the Company, or any entity which owns 10% or more of its capital stock, actually or constructively owns 10% or more of one of the Company's tenants, or a tenant of any partnership in which the Company is a partner, then any rents that the Company receives from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code's REIT gross income tests regardless of whether the Company receives the rents directly or through a partnership.

   The Company's charter establishes clear ownership limits to protect its REIT status. No single stockholder may own, either actually or constructively, more than 7.0% of the Company's common stock outstanding. Similarly, no single holder of the Company's Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may actually or constructively own any class or series of its preferred stock, so that their total capital stock ownership would exceed 7.0% by value of the Company's total capital stock, and no single holder of Series B Preferred Stock, if issued, may actually or constructively own more than 7.0% of the Company's Series B Preferred Stock.

   The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company's REIT status and if it believes that the waiver would be in the Company's best interests. The Board of Directors has already waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the outstanding common stock.

   If anyone acquires shares in excess of any ownership limits, the transfer to the transferee will be void with respect to these excess shares; the excess shares will be automatically transferred from the transferee or owner to a trust for the benefit of a qualified charitable organization, the purported transferee or owner will have no right to vote those excess shares, and the purported transferee or owner will have no right to receive dividends or other distributions from these excess shares.

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

   The Company could issue preferred stock without stockholder approval. The Company's charter authorizes its Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in the Company's stockholders' interest. The Operating Partnership has issued 1,500,000 Series A Cumulative Redeemable Preferred units which in the future may be exchanged one-for-one into shares of 8.075% Series A Cumulative Redeemable Preferred stock, 700,000 Series C Cumulative Redeemable Preferred units which in the future may be exchanged one for one into shares of 9.375% Series C Cumulative Redeemable Preferred stock, and 900,000 Series D Cumulative Redeemable Preferred units which in the future may be exchanged one for one into shares of 9.250% Series D Cumulative Redeemable Preferred stock. In addition, the Company has designated and authorized the issuance of up to 400,000 shares of Series B Junior Participating Preferred stock. However, no shares of preferred stock of any series are currently issued or outstanding.

   The Company has a stockholders' rights plan. In October 1998, the Company's Board of Directors adopted a stockholders' rights plan. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire the Company on terms that the Company's Board of Directors does not approve. The Company may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of its common stock. Therefore, the rights should not interfere with any merger or business combination approved by the Company's Board of Directors.

   The staggered terms for directors, the future issuance of additional common or preferred stock and the Company's stockholders rights plan may: delay or prevent a change of control, even if a change of control might be beneficial to the Company's stockholders; deter tender offers that may be beneficial to the Company's stockholders; or limit stockholders' opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond the Company's ownership limits or otherwise to effect a change of control.

   Loss of the Company's REIT status would have significant adverse consequences to it and the value of the Company's stock. The Company currently operates and has operated since 1997 in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If the Company were to lose its REIT status, it would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved because: the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates; the Company could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and unless entitled to relief under statutory provisions, the Company could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified. In addition, if the Company fails to qualify as a REIT, it will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as ordinary income to the extent of the Company's current and accumulated earnings and profits. As a result of all these factors, the Company's failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of the Company's common stock.

   Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 95% of its net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company's investors or the Company's ability to qualify as a REIT for tax purposes. Although management believes that the Company is organized and operates in a manner so as to qualify as a REIT, no assurance can be given that the Company will continue to be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT for tax purposes.

   To maintain its REIT status, the Company may be forced to borrow funds on a short-term basis during unfavorable market conditions. In order to maintain its REIT status, the Company may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, the Company generally must distribute to its stockholders at least 95% of the Company's net taxable income each year, excluding capital gains. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

   The Company's growth depends on external sources of capital which are outside of the Company's control. The Company is required under the Internal Revenue Code to distribute at least 95% of its taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, it may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund the Company's capital needs. The Company may not be able to obtain the financing on favorable terms or at all. Any additional debt the Company incurs will increase its leverage. Access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of the Company's growth potential; the Company's current and expected future earnings; the Company's cash distributions; and the market price per share of the Company's common stock. If the Company cannot obtain capital from third-party sources, it may not be able to acquire properties when strategic opportunities exist or make the cash distributions to stockholders necessary to maintain its qualification as a REIT.

 The Company's Board of Directors may change investment and financing policies without stockholder approval and become more highly leveraged which may increase the Company's risk of default under its debt obligations.

   The Company is not limited in its ability to incur debt. The Company's Board of Directors adopted a policy of limiting indebtedness to approximately 50% of the Company's total market capitalization. Total market capitalization is the market value of the Company's capital stock, including interests and units exchangeable for shares of capital stock, plus total debt. However, the Company's organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. The Company's Board of Directors may alter or eliminate management's current policy on borrowing at any time without stockholder approval. If this policy changed, the Company could become more highly leveraged which would result in an increase in its debt service and which could adversely affect cash flow and the ability to make expected distributions to stockholders. Higher leverage also increases the risk of default on the Company's obligations.

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

   The Company may invest in securities related to real estate which could adversely affect its ability to make distributions to stockholders. The Company may purchase securities issued by entities which own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages include several risks, including: borrowers may fail to make debt service payments or pay the principal when due; the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and interest rates payable on the mortgages may be lower than the Company's cost for the funds used to acquire these mortgages. Owning these securities may not entitle the Company to control the ownership, operation and management of the underlying real estate. In addition, the Company may have no control over the distributions with respect to these securities, which could adversely affect its ability to make distributions to stockholders.

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

   As of December 31, 1999, 27,808,410 shares of the Company's common stock were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 4,228,702 shares issuable upon the exchange, at the Company's option, of common units issued in connection with the formation of the Operating Partnership and in connection with property acquisitions; 2,900,000 shares issuable under the Company's 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company's Dividend Reinvestment and Direct Stock Purchase Plan. Of the 27,808,410 shares of common stock presently outstanding, all but 40,000 shares may be freely traded in the public market by persons other than the Company's affiliates. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

ITEM 2. PROPERTIES

General

   As of December 31, 1999, the Company's portfolio of stabilized operating properties was comprised of 84 Office Properties encompassing approximately
6.1 million rentable square feet and 87 Industrial Properties encompassing approximately 6.5 million rentable square feet. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties, excluding projects recently developed by the Company that have not yet reached 95% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of December 31, 1999, the Office Properties were approximately 96.4% leased to 395 tenants and the Industrial Properties were approximately 96.9% leased to 258 tenants. All but 15 of the Company's properties are located in Southern California.

   As of December 31, 1999, the Company had seven office buildings under construction which when completed are expected to encompass an aggregate of approximately 861,500 rentable square feet. The Company did not have any properties in lease-up at December 31, 1999 since all of the properties developed and completed by the Company during 1999 and 1998 stabilized during 1999. All of the Company's development projects are located in Southern California.

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

   The Company believes that all of its properties are well maintained and, based on engineering reports obtained within the last five years, do not require significant capital improvements. As of December 31, 1999, the Company managed all of its 84 Office Properties and 80 of its 87 Industrial Properties through internal property managers.

The Office and Industrial Properties

   The following table sets forth certain information relating to each of the Office and Industrial Properties owned as of December 31, 1999. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties, except for the three buildings located at 3579 Valley Center Drive and 5005/5010 Wateridge Vista Drive in which the Company owns a 50% interest through the Development LLCs, and the five office properties located at Kilroy Airport Center, Long Beach, three office properties located at the SeaTac Office Center, one office property located at 2100 Colorado Blvd. in Santa Monica, California and one office property located at 9455 Towne Center Drive in San Diego, California, each of which are held subject to leases for the land on which the properties are located expiring in 2035, 2062, 2065 and 2043 (assuming the exercise of the Company's options to extend such leases), respectively.

                                                                                          Average
                                            Year        Net     Percentage    Annual     Base Rent
                                 No. of    Built/    Rentable    Leased at   Base Rent  Per Sq. Ft.
      Property Location         Buildings Renovated Square Feet 12/31/99(1) ($000's)(2)   ($)(3)
      -----------------         --------- --------- ----------- ----------- ----------- -----------
Office Properties:
Los Angeles County
26541 Agoura Road
 Calabasas, California(7).....       1         1988     90,878     100.0%     $1,955      $21.51
5151-5155 Camino Ruiz
 Camarillo, California(7)(4)..       4         1982    276,216     100.0%      2,678        9.69
4880 Santa Rosa Road
 Camarillo, California(7).....       1         1998     41,131     100.0%        732       17.80
Kilroy Airport Center, El
 Segundo 2250 E. Imperial
 Highway(5)...................       1         1983    291,187      95.9%      4,755       16.33
 2260 E. Imperial Highway(6)..       1         1983    291,187     100.0%      7,677       26.37
 2240 E. Imperial Highway(8)..       1         1983    118,933     100.0%      1,868       15.71
 El Segundo,  California
185 S. Douglas Street
 El Segundo, California(7)....       1         1978     60,000     100.0%      1,523       25.38
525 N. Brand Blvd.
 Glendale, California.........       1         1990     43,647     100.0%      1,254       28.73
Kilroy Airport Center, Long
 Beach 3900 Kilroy Airport
 Way..........................       1         1987    126,840      94.4%      2,695       21.24
 3880 Kilroy Airport Way......       1         1987     98,243     100.0%      1,325       13.49
 3760 Kilroy Airport Way......       1         1989    165,279      85.8%      3,428       20.74
 3780 Kilroy Airport Way......       1         1989    219,743      99.5%      5,038       22.93
 3760 Kilroy Airport Way......       1         1989     10,592     100.0%         66        6.24
 Phase III-Bldg 8, Long Beach,
  Calif.......................       1         1999    136,026     100.0%      3,911       28.76
12312 W. Olympic Blvd.
 Los Angeles, California(7)...       1    1950/1998     78,000     100.0%      1,608       20.61
12100-12166 West Olympic Blvd.
 Los Angeles, California......       1         1968     48,356      85.9%        583       12.05
2100 Colorado Avenue
 Santa Monica, California(7)..       3         1992     94,844     100.0%      2,791       29.42
1633 26th Street
 Santa Monica, California(7)..       1    1972/1997     43,800     100.0%        845       19.30
3130 Wilshire Blvd.
 Santa Monica, California.....       1    1969/1998     88,338     100.0%      2,224       25.18
501 Santa Monica Blvd.
 Santa Monica, California.....       1         1974     70,089     100.0%      1,689       24.10
2829 Townsgate Road
 Thousand Oaks, California....       1         1990     81,158     100.0%      2,018       24.87
23600-23610 Telo Avenue
 Torrance, California(9)......       2         1984     79,967      80.4%        733        9.17
                                   ---               ---------                ------
Subtotal/Weighted Average--
 Los Angeles County...........      28               2,554,454      97.4%     51,396       20.12
                                   ---               ---------                ------

                                                                                          Average
                                            Year        Net     Percentage    Annual     Base Rent
                                 No. of    Built/    Rentable    Leased at   Base Rent  Per Sq. Ft.
      Property Location         Buildings Renovated Square Feet 12/31/99(1) ($000's)(2)   ($)(3)
      -----------------         --------- --------- ----------- ----------- ----------- -----------
Orange County
Pacific Park Plaza
 Aliso Viejo, California(10)..       5         1992    134,667      91.8%     $1,857      $13.79
La Palma Business Center
 4175 E. La Palma Avenue
 Anaheim, California..........       1         1985     42,790      96.6%        766       17.89
8101 Kaiser Blvd.
 Anaheim, California..........       1         1988     60,177      92.2%      1,253       20.82
Anaheim Corporate Center
 Anaheim, California(11)......       4         1985    159,222      80.8%      1,700       10.68
1240 & 1250 Lakeview Avenue
 Anaheim, California..........       2         1987     78,903      94.7%        922       11.69
601 Valencia Avenue,
 Brea, California(7)..........       1         1982     60,891     100.0%        784       12.87
1501-1561 East Orangethorpe
 Avenue Fullerton,
 California(12)...............       4         1985    151,975      90.5%      1,489        9.79
111 Pacifica
 Irvine, California...........       1         1991     67,401      99.9%      1,913       28.39
9451 Toledo Way
 Irvine, California(13).......       1         1984     27,200       0.0%
2501 Pullman/1700 E. Carnegie
 Santa Ana, California(14)....       2    1969/1988    124,921      72.6%      1,448       11.60
                                   ---               ---------                ------
Subtotal/Weighted Average--
 Orange County................      22                 908,147      85.9%     12,132       13.36
                                   ---               ---------                ------

San Diego County
5770 Armada Drive
 Carlsbad, California(7)......       1         1998     81,712     100.0%      1,074       13.14
2231 Rutherford
 Carlsbad, California.........       1         1998     40,772      95.7%        592       14.52
6215/6220 Greenwich Drive
 San Diego, California(15)....       2         1996    212,214     100.0%      3,891       18.34
6055 Lusk Avenue
 San Diego, California(7).....       1         1997     93,000     100.0%      1,149       12.35
6260 Sequence Drive
 San Diego, California(7).....       1         1997    130,000     100.0%      1,192        9.17
6290 Sequence Drive
 San Diego, California(7).....       1         1997     90,000     100.0%        894        9.94
6340 & 6350 Sequence Drive
 San Diego, California(7).....       2         1998    200,000     100.0%      2,936       14.68
15378 Avenue of Science
 San Diego, California(7).....       1         1984     68,910     100.0%        631        9.16
Pacific Corporate Center
 San Diego, California(16)....       7         1995    411,402      96.0%      4,861       11.81
3990 Ruffin Road
 San Diego, California........       1         1998     45,634     100.0%        663       14.53
9455 Towne Center Drive
 San Diego, California(7).....       1         1998     45,195     100.0%        589       13.04
12225-12235 El Camino Real
 San Diego, California(17)....       2         1998    115,513     100.0%      2,368       20.50
4690 Executive Drive
 San Diego, California(7).....       1         1999     50,929     100.0%        955       18.76
12348 High Bluff Drive
 San Diego, California(18)....       1         1999     39,336     100.0%        997       25.33
9785/9791 Towne Center Drive
 San Diego, California(7).....       2         1999    126,000     100.0%      2,250       17.86
5005/5010 Wateridge Vista
 Drive
 San Diego, California(7).....       2         1999    172,778     100.0%      3,367       19.49
3579 Valley Center Drive
 San Diego, California(18)....       1         1999     52,375     100.0%      1,617       30.87
                                   ---               ---------                ------
Subtotal/Weighted Average--
 San Diego County.............      28               1,975,770      99.1%     30,026       15.20
                                   ---               ---------                ------

                                                                                        Average
                                          Year        Net     Percentage    Annual     Base Rent
                               No. of    Built/    Rentable    Leased at   Base Rent  Per Sq. Ft.
     Property Location        Buildings Renovated Square Feet 12/31/99(1) ($000's)(2)   ($)(3)
     -----------------        --------- --------- ----------- ----------- ----------- -----------
Other
4351 Latham Avenue
 Riverside, California......       1         1990     21,356     100.0%    $    368     $17.22
4361 Latham Avenue
 Riverside, California(19)..       1         1992     30,842      92.5%         516      16.72
3750 University Avenue
 Riverside, California......       1         1982    124,986      96.1%       2,707      21.66
SeaTac Office Center
 18000 Pacific Highway......       1         1974    209,904     100.0%       3,194      15.22
 17930 Pacific Highway......       1    1980/1997    211,139     100.0%       2,172      10.29
 17900 Pacific Highway
 Seattle, Washington........       1         1980    111,387     100.0%       2,034      18.26
                                 ---               ---------               --------
Subtotal/Weighted Average--
 Other......................       6                 709,614      99.0%      10,991      15.49
                                 ---               ---------               --------
TOTAL/WEIGHTED AVERAGE
 OFFICE PROPERTIES..........      84               6,147,985      96.4%    $104,545     $17.00
                                 ---               ---------               --------

Industrial Properties:
Los Angeles County
Walnut Park Business Center
 Diamond Bar, California....       3         1987    165,420      97.4%       1,193       7.21
2031 E. Mariposa Avenue
 El Segundo, California.....       1         1954    192,053     100.0%       1,840       9.58
2260 E. El Segundo Blvd.
 El Segundo, California.....       1         1979    113,820     100.0%         555       4.87
2265 E. El Segundo Blvd.
 El Segundo, California.....       1         1978     76,570     100.0%         555       7.24
2270 E. El Segundo Blvd.
 El Segundo, California.....       1         1975      6,362     100.0%          88      13.80
                                 ---               ---------               --------
Subtotal/Weighted Average--
 Los Angeles County.........       7                 554,225      99.2%       4,231       7.63
                                 ---               ---------               --------

Orange County
3340 E. La Palma Avenue
 Anaheim, California........       1         1966    153,320     100.0%       1,064       6.94
1000 E. Ball Road
 Anaheim, California........       1         1956    100,000     100.0%         639       6.39
1230 S. Lewis Road
 Anaheim, California........       1         1982     57,730     100.0%         291       5.04
4155 E. La Palma Avenue
 Anaheim, California(20)....       1         1985     74,618     100.0%         861      11.53
4125 E. La Palma Avenue
 Anaheim, California(20)....       1         1985     69,472     100.0%         519       7.46
5325 East Hunter Avenue
 Anaheim, California........       1         1983    109,449     100.0%         606       5.54
3130-3150 Miraloma
 Anaheim, California........       1         1970    144,000     100.0%         687       4.77
3125 E. Coronado Street
 Anaheim, California........       1         1970    144,000     100.0%         774       5.37
5115 E. La Palma Avenue
 Anaheim, California........       1    1967/1999    286,139     100.0%       1,453       5.08
1250 N. Tustin Avenue
 Anaheim, California........       1         1984     84,185     100.0%         751       8.93
Anaheim Tech Center
 Anaheim, California........       5         1999    593,992     100.0%       3,391       5.71
3250 East Carpenter
 Anaheim, California........       1         1998     41,225     100.0%         242       5.88
Brea Industrial Complex
 Brea, California(21).......       7         1981    276,278      92.8%       1,605       5.81
Brea Industrial--Lambert
 Road Brea, California(20)..       2         1999    178,811     100.0%       1,190       6.66
1675 MacArthur
 Costa Mesa, California.....       1         1986     50,842     100.0%         512      10.07

                                                                                                 Average
                                                   Year        Net     Percentage    Annual     Base Rent
                                        No. of    Built/    Rentable    Leased at   Base Rent  Per Sq. Ft.
     Property Location                 Buildings Renovated Square Feet 12/31/99(1) ($000's)(2)   ($)(3)
     -----------------                 --------- --------- ----------- ----------- ----------- -----------
Dimension Business Park
 El Toro, California(22).........           2      1990        45,257     100.0%         494     $10.92
892/909 Towne Center Drive
 Foothill Ranch, California......           1      1998       303,327      58.9%       1,561       5.15
12681/12691 Pala Drive
 Garden Grove, California........           1      1970        84,700     100.0%         580       6.85
Garden Grove Industrial Complex
 Garden Grove, California(23)....           6      1971       275,971     100.0%       1,708       6.19
12752-12822 Monarch Street
 Garden Grove, California........           1      1970       277,037     100.0%       1,068       3.86
7421 Orangewood Avenue
 Garden Grove, California........           1      1981        82,602     100.0%         575       6.96
12400 Industry Street
 Garden Grove, California........           1      1972        64,200     100.0%         369       5.74
Giltspur Building
 Garden Grove, California........           1      1974       110,220     100.0%         777       7.05
17150 Von Karman
 Irvine, California..............           1      1977       157,458     100.0%       1,139       7.24
184-220 Technology Drive
 Irvine, California..............          10      1990       157,499      93.2%       1,719      10.92
9401 Toledo Way
 Irvine, California..............           1      1984       244,800     100.0%       1,355       5.53
2055 S.E. Main Street
 Irvine, California(24)..........           1      1973        47,583     100.0%         371       7.81
13645-13885 Alton Parkway
 Irvine, California(25)..........           9      1989       143,117      95.6%       1,203       8.41
1951 E. Carnegie
 Santa Ana, California...........           1      1981       100,000     100.0%         734       7.34
14831 Franklin Avenue
 Tustin, California(24)..........           1      1978        36,256     100.0%         226       6.25
2911 Dow Avenue
 Tustin, California..............           1      1998        54,720     100.0%         361       6.60
                                          ---              ----------               --------
Subtotal/Weighted Average--
 Orange County...................          65               4,548,808      96.4%      28,825       6.34
                                          ---              ----------               --------
San Diego County
5759 Fleet Street
 Carlsbad, California............           1      1998        82,923     100.0%       1,504      18.14
6828 Nancy Ridge Drive
 San Diego, California...........           1      1982        39,669     100.0%         385       9.70
41093 Country Center Drive
 San Diego, California...........           1      1997        77,582     100.0%         546       7.04
                                          ---              ----------               --------
Subtotal/Weighted Average--
 San Diego County................           3                 200,174     100.0%       2,435      12.17
                                          ---              ----------               --------
Other
1840 Aerojet Way
 Las Vegas, Nevada...............           1      1993       102,948     100.0%         514       4.91
1900 Aerojet Way
 Las Vegas, Nevada...............           1      1995       106,717     100.0%         505       4.82
795 Trademark Drive
 Reno, Nevada....................           1      1998        75,257     100.0%         809      10.75
5115 N. 27th Avenue
 Phoenix, Arizona(26)............           1      1962       130,877     100.0%         649       4.96
199/201 North Sunrise Avenue
 Roseville, California(27)(28)...           2      1981       162,203     100.0%       1,612       9.94
1961 Concourse Drive
 San Jose, California(28)........           1      1984       110,132      70.7%         837       7.60
1710 Fortune Drive
 San Jose, California(28)........           1      1983        86,000     100.0%       1,244      14.46
2010-2040 Fortune Drive
 San Jose, California(28)........           3      1998       235,251     100.0%       3,447      14.65
3735 Imperial Highway
 Stockton, California.......                1      1996       164,540     100.0%       1,180       7.17
                                          ---              ----------               --------
Subtotal/Weighted Average--
 Other......................               12               1,173,925      97.2%      10,797        9.2
                                          ---              ----------               --------
TOTAL/WEIGHTED AVERAGE
 INDUSTRIAL PROPERTIES...........          87               6,477,132      96.9%    $ 46,288     $ 7.15
                                          ---              ----------     -----     --------
TOTAL/WEIGHTED AVERAGE ALL
 PROPERTIES......................         171              12,625,117      96.7%    $150,833     $11.95
                                          ===              ==========     =====     ========

                                              (footnotes continued on next page)

--------
 (1) Based on all leases at the respective properties in effect as of December 31, 1999.

 (2) Calculated as base rent for the year ended December 31, 1999, determined in accordance with generally accepted accounting principles ("GAAP"), and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

 (3) Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 1999.

 (4) The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985.

 (5) For this property, leases with Hughes Space and Communications for approximately 96,000 rentable square feet and SDRC Software Products Marketing Division, Inc. for approximately 6,800 rentable square feet are written on a full service gross basis, except that there is no Expense Stop.

 (6) For this property, the lease with Hughes Space and Communications is written on a modified full service gross basis under which Hughes Space and Communications pays for all utilities and other internal maintenance costs with respect to the leased space and, in addition, pays its pro rata share of real estate taxes, insurance, and certain other expenses including common area expenses.

 (7) For this property, the lease is written on a triple net basis.

 (8) For this property, leases with Hughes Space and Communications for approximately 103,000 rentable square feet are written on a full service gross basis, except that there is no Expense Stop.

 (9) For this property, a lease for approximately 41,000 rentable square feet is written on a modified gross basis, with the tenant paying its share of taxes and insurance above base year amounts. The leases for the remaining 23,000 rentable square feet are written on a full service gross basis.

(10) For this property, leases for approximately 65,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement, leases for approximately 38,000 rentable square feet are written on a modified full service gross basis, and leases for approximately 29,000 rentable square feet are written on a triple net basis.

(11) For this property, leases for approximately 70,500 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement, leases for approximately 48,500 rentable square feet are written on a modified full service gross basis, and leases for approximately 21,000 rentable square feet are written on a triple net basis.

(12) For this property, a lease for approximately 21,000 rentable square feet is written on a modified full service gross basis, and leases for approximately 11,000 rentable square feet are written on a triple net basis.

(13) This property was 100% leased to one tenant in January 2000 with annualized base rent of $375,000.

(14) For this property, a lease for approximately 52,000 rentable square feet is written on a modified full service gross basis, and a lease for approximately 39,000 rentable square feet is written on a triple net basis.

(15) This property includes an expansion building with 71,000 rentable square feet developed by the Company in 1999.

(16) The leases for this property are written on a modified net basis, with the tenants responsible for their pro-rata share of common area expenses and real estate taxes.

(17) For this property, a lease for 60,840 rentable square feet is written on a triple net basis.

(18) For this property, the leases are written on a modified full service gross basis, with the tenants responsible for paying utilities directly.

(19) For this property, a lease for 15,728 rentable square feet is written on a triple net basis, and leases for 15,114 rentable square feet are written on a modified full service gross basis.

(20) The leases for these industrial properties are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

(21) The seven properties at the Brea Industrial Complex were built between 1981 and 1988.

(22) For this property, leases for approximately 26,000 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement, and leases for approximately 19,000 rentable square feet are written on a modified full service gross basis.

(23) The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985.

                                              (footnotes continued on next page)

(24) For this property, the lease is written on a full service gross basis.

(25) For this property, leases for approximately 53,000 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement, leases for approximately 53,000 rentable square feet are written on a modified triple net basis with the tenants responsible for estimated allocated common area expenses.

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

(28) This property was managed by third-party managers at December 31, 1999.

Development Projects

   The following table sets forth certain information relating to each of the development projects that the Company had under construction at December 31, 1999. The Company owns a 100% interest in all of the development projects other than Peregrine Systems Corporate Center--Buildings 2 and 5 in which the Company owns a 50% managing interest through a Development LLC. The Company did not have any projects in lease-up at December 31, 1999 since all of the properties developed and completed by the Company during 1999 and 1998, encompassing an aggregate of approximately 2.0 million rentable square feet, stabilized during 1999. All of the development projects under construction at December 31, 1999 were office projects.

                                                           Projected         %
                             Estimated         Total       Square Feet  Committed at
                           Stabilization     Estimated        upon     December 31,
 Project Name/Submarket       Date(1)      Investment(2)   Completion     1999(3)
 ----------------------    -------------   -------------- ------------ -------------
                                           (in thousands)
Development Projects in
 Lease-up:
None

Development Projects
 Under Construction:
Brobeck, Phleger and
 Harrison/San Diego.....  1st Quarter 2000    $ 15,548       72,300         100%
Calabasas Park Centre--
 Phase I/Los Angeles....  4th Quarter 2000      17,757      101,600          88%
Carmel Mountain
 Technology
 Center/San Diego.......  1st Quarter 2001      17,160      103,000         100%
Kilroy Airport Center,
 Long Beach--7 Story/Los
 Angeles................  3rd Quarter 2001      31,939      191,800          77%
Peregrine Systems
 Corporate Ctr.--
 Building 2/San
 Diego(4)...............  2nd Quarter 2000      26,334      129,700         100%
Peregrine Systems
 Corporate Ctr.--
 Building 5/San
 Diego(4)...............  3rd Quarter 2000      22,668      112,100         100%
Westside Media Center--
 Phase II/Los Angeles...  4th Quarter 2000      42,412      151,000         100%
                                              --------      -------
  Total Development
   Projects Under
   Construction.........                      $173,818      861,500          93%
                                              ========      =======

--------
(1) Based on management's estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2) Represents total projected development costs at December 31, 1999.

(3) Represents executed leases and signed letters of intent to lease calculated on a square footage basis at December 31, 1999.

(4) Represents projects being developed by the Development LLCs in conjunction with The Allen Group, a group of affiliated real estate and development companies based in Visalia, California. See separate discussion in Item 7:
    Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Expenditures Section for further discussion.

Tenant Information

   The following table sets forth information as to the Company's ten largest office and industrial tenants based upon annualized rental revenues for the year ended December 31, 1999.

                                         Percentage of
                              Annual      Total Base                      Lease
                           Base Rental      Rental     Initial Lease   Expiration
      Tenant Name          Revenues(1)     Revenues       Date(2)         Date
      -----------         -------------- ------------- -------------   ----------
                          (in thousands)
Office Properties:
Hughes Aircraft
 Corporation's Space and
 Communications
 Company(3),(4).........     $ 9,630          6.4%        August 1984       Various
The Boeing
 Company(3),(5).........       5,742          3.8       February 1992       Various
Epson America, Inc.(6)..       4,211          2.8        October 1999       Various
Epicor Software
 Corporation............       3,016          2.0      September 1999   August 2009
Intuit, Inc. ...........       2,937          2.0       November 1997     June 2004
Sony Music
 Entertainment, Inc. ...       2,791          1.9           June 1997 December 2008
Unisys Corporation......       2,678          1.8          March 1997    April 2001
LPL Holdings............       2,247          1.5        October 1998 February 2014
Northwest Airlines,
 Inc.(7)................       2,236          1.5         August 1978       Various
Pacific Bell............       1,994          1.3       December 1998 February 2009
                             -------         ----
  Total Office
   Properties...........     $37,482         25.0%
                             =======         ====
Industrial Properties:
Mattel, Inc. ...........     $ 1,840          1.2%           May 1990  October 2000
Celestica California,
 Inc. ..................       1,561          1.0            May 1998      May 2008
Natural Alternatives
 Intl., Inc. ...........       1,504          1.0        October 1998  October 2013
OmniPak.................       1,453          1.0         August 1998     July 2008
Mazda Motor of America,
 Inc....................       1,355          0.9           July 1997     July 2000
Flextronics Intl USA,
 Inc. ..................       1,244          0.8      September 1999   August 2006
Kraft Foods, Inc. ......       1,180          0.8       February 1996 February 2006
Packard Hughes
 Interconnect...........       1,094          0.7            May 1997  January 2001
Targus, Inc. ...........       1,043          0.7       December 1998    March 2009
Southern Plastic
 Mold(8)................         952          0.6         August 1992       Various
                             -------         ----
  Total Industrial
   Properties...........     $13,226          8.7%
                             =======         ====

--------
(1) Determined in accordance with generally accepted accounting principles.

(2) Represents date of first relationship between tenant and the Company or the Company's predecessor, the Kilroy Group.

(3) In January 2000, The Boeing Company announced the pending acquisition of Hughes' Space and Communications business and related operations (not including DirecTV). While the transaction has not yet closed, the combined entity would have accounted for 10.1% of the Company's total base rental revenues for the year ended December 31, 1999, and total combined net rentable square feet of 841,580 at December 31, 1999.

(4) Hughes Space and Communications leases of 286,151 and 100,978 net rentable square feet expire July 2004 and January 2004, respectively. Leases with other Hughes-affiliated entities of 7,515, 5,388 and 5,234 net rentable square feet expire November 2001, December 2001 and December 2001, respectively.

(5) The Boeing Company leases of 211,139, 49,988, 26,620, 24,356, 14,777, and
    6,814 net rentable square feet expire December 2004, January 2002, December 2000, December 2000, June 2000, and January 2001, respectively. Boeing North America lease of 113,242 net rentable square feet expires May 2009.

(6) Epson America, Inc. and Epson Seiko leases of 123,737, 26,832 and 3,562 net rentable square feet expire October 2009, October 2009 and October 2002, respectively.

(7) Northwest Airlines leases of 60,000 and 27,861 net rentable square feet expire in February 2001 and April 2005, respectively.

(8) Southern Plastic Mold leases of 144,000 and 44,000 rentable square feet expire September 2003 and February 2005, respectively.

   At December 31, 1999, the Company's tenant base was comprised of the following industries, broken down by percentage of total portfolio base rent: manufacturing, 41.9%; services, 23.7%; transportation, communications and public utilities, 12.9%; finance, insurance and real estate, 10.5%; retail trade, 4.2%; wholesale trade, 3.2%; government, 2.3%; construction, 1.1%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of the Company's tenants whose annual base rental revenues were less than 1.0% of the Company's total annual base revenue at December 31, 1999:

 ACG Green Group, Inc.              Hanger Orthopedic Group            Premier, Inc.
 Advanced Tool Systems              LEA Corporation                    QSC Audio Products, Inc.
 Affiliated Computer Services, Inc. Medibuy.com, Inc.                  Raab Karcher Electronics
 Alesis Studio Electronics, Inc.    MRJ Industries, Inc.               Rayonier, Inc.
 AMN Healthcare, Inc.               National Digital Television Center Ricoh Electronics, Inc.
 Applied Micro Circuits Corp.       Otis Elevator Company              Rosemount Analytical, Inc.
 Calbiochem                         Pacific Parking System, Inc.       Troika Network, Inc.
 Celebrity Prime Foods              Pepperdine University              Webhouse, Inc.
 Dovatron Manufacturing S. Calif

Lease Expirations

   The following table sets forth a summary of the Company's lease expirations for the Office and Industrial Properties for each of the ten years beginning with 2000, assuming that none of the tenants exercise renewal options or termination rights.

                                                 Percentage of             Average Annual
                                    Net Rentable Total Leased  Annual Base  Rent Per Net
                                    Area Subject  Square Feet  Rent Under  Rentable Square
                          Number of to Expiring   Represented   Expiring        Foot
                          Expiring     Leases     by Expiring    Leases    Represented by
Year of Lease Expiration  Leases(1)  (Sq. Ft.)     Leases(2)   (000's)(3)  Expiring Leases
------------------------  --------- ------------ ------------- ----------- ---------------
Office Properties:
2000....................      89        379,552        6.2%     $  7,050       $18.57
2001....................      84      1,075,655       17.6        16,454        15.30
2002....................      66        571,575        9.4         8,882        15.54
2003....................      39        228,146        3.7         4,339        19.02
2004....................      51        826,376       13.5        18,697        22.63
2005....................      22        704,601       11.6        10,064        14.28
2006....................      13        369,133        6.1         6,994        18.95
2007....................      10        511,571        8.4         8,948        17.49
2008....................       8        315,214        5.2         6,277        19.91
2009 and beyond.........      16      1,117,962       18.3        28,989        25.93
                             ---     ----------      -----      --------
                             398      6,099,785      100.0%     $116,694       $19.13
                             ---     ----------                 --------
Industrial Properties:
2000....................      75        980,430       16.2%     $  7,432       $ 7.58
2001....................      64        651,980       10.8         4,778         7.33
2002....................      37        222,065        3.7         2,190         9.86
2003....................      28        754,993       12.5         5,763         7.63
2004....................      17        591,256        9.8         4,506         7.62
2005....................       9        420,618        7.0         2,908         6.91
2006....................       9        693,936       11.5         5,984         8.62
2007....................       3        164,595        2.7         1,396         8.48
2008....................       7        859,786       14.2         6,680         7.77
2009 and beyond.........      12        707,345       11.6         5,547         7.84
                             ---     ----------      -----      --------
                             261      6,047,004      100.0%     $ 47,184       $ 7.80
                             ---     ----------                 --------
Total Portfolio.........     659     12,146,789      100.0%     $163,878       $13.49
                             ===     ==========                 ========

                                                       (footnotes on next page)

--------
(1) Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2) Based on total leased square footage for the respective portfolios as of December 31, 1999 unless a lease for a replacement tenant had been executed on or before January 1, 2000.

(3) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 2000.

Mortgage Debt

   At December 31, 1999, the Operating Partnership had seven mortgage loans outstanding, representing aggregate indebtedness of approximately $326 million, which were secured by certain of the Office and Industrial Properties (the "Secured Obligations"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 6 to the Company's consolidated and combined financial statements included herewith. Management believes that as of December 31, 1999, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock began trading on the New York Stock Exchange ("NYSE") on January 28, 1997, under the symbol "KRC." The following table illustrates the high, low and closing prices by quarter during 1999 and 1998 as reported on the NYSE. On March 10, 2000, there were approximately 230 registered holders of the Company's common stock.

                                                                        Common
                                                                         Stock
                                                                       Dividends
1999                                               High   Low   Close  Declared
----                                              ------ ------ ------ ---------
First quarter.................................... $23.38 $19.94 $20.50  $0.4200
Second quarter...................................  26.19  19.69  24.38   0.4200
Third quarter....................................  24.31  20.31  21.13   0.4200
Fourth quarter...................................  22.38  18.00  22.38   0.4200

                                                                        Common
                                                                         Stock
                                                                       Dividends
1998                                               High   Low   Close  Declared
----                                              ------ ------ ------ ---------
First quarter.................................... $29.25 $26.31 $28.56  $0.4050
Second quarter...................................  28.31  24.69  25.00   0.4050
Third quarter....................................  25.56  19.00  23.00   0.4050
Fourth quarter...................................  23.38  19.50  23.00   0.4050

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

   During fiscal year 1999, the Operating Partnership issued 472,034 common units of the Operating Partnership, valued by the Company at approximately $9.9 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of the respective transactions, to entities controlled by Richard S. Allen, a former member of the Company's Board of Directors, in partial consideration for the contribution of certain properties and undeveloped land to the Operating Partnership. A former Executive Vice President of the Company received 245,066 of the total 472,034 common units. The common units become convertible into shares of the Company's common stock, on a one-for-one basis, one year after issuance date. The common units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

   During the fourth quarter of fiscal year 1999, the Company issued 900,000 9.250% Series D Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $45.0 million. The Series D Preferred units are exchangeable, at the option of the majority of the holders, for shares of the Company's 9.250% Series D Cumulative Redeemable Preferred stock, beginning ten years from the date of issuance, or earlier under certain circumstances. The Series D Cumulative Redeemable Preferred units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

   During 1999, the Company issued 442,200 shares of common stock upon the conversion of 442,200 common units of the Operating Partnership by limited partners. The issuance of the common shares on a one-for-one basis was made pursuant to the terms set forth in the partnership agreement of the Operating Partnership. The shares of common stock were issued in a transaction not requiring registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                 Kilroy Realty Corporation and the Kilroy Group
      (in thousands, except per share, square footage and occupancy data)

                          Kilroy Realty Corporation Consolidated         Kilroy Group Combined
                          -------------------------------------- -------------------------------------
                                                    February 1,  January 1,
                           Year Ended   Year Ended    1997 to      1997 to    Year Ended   Year Ended
                          December 31, December 31, December 31, January 31, December 31, December 31,
                              1999         1998         1997        1997         1996         1995
                          ------------ ------------ ------------ ----------- ------------ ------------
Statements of Operations
 Data:
 Rental income..........    $140,182     $117,338     $56,069      $2,760      $35,022      $33,896
 Tenant
  reimbursements........      16,316       14,956       6,751         306        3,752        3,002
 Development services...                                               14          698        1,156
 Sale of air rights.....                                                                      4,456
 Interest income........       1,175        1,698       3,571
 Other income...........       2,027        3,096         889           4           76          398
                            --------     --------     -------      ------      -------      -------
   Total revenues.......     159,700      137,088      67,280       3,084       39,548       42,908
                            --------     --------     -------      ------      -------      -------

 Property expenses......      20,669       19,281       8,770         579        6,788        6,834
 Real estate taxes......      12,369       10,383       4,199         137        1,673        1,416
 General and
  administrative
  expenses..............       9,091        7,739       4,949          78        2,383        2,152
 Ground leases..........       1,397        1,223         938          64          768          789
 Provision for
  potentially
  unrecoverable pre-
  development costs.....                    1,700
 Development expenses...                                               46          650          737
 Option buy-out cost ...                                                         3,150
 Interest expense.......      26,309       20,568       9,738       1,895       21,853       24,159
 Depreciation and
  amortization..........      33,794       26,200      13,236         787        9,111        9,474
                            --------     --------     -------      ------      -------      -------
   Total expenses.......     103,629       87,094      41,830       3,586       46,376       45,561
                            --------     --------     -------      ------      -------      -------
 Income (loss) before
  gains on dispositions
  of operating
  properties, equity in
  income of
  unconsolidated
  subsidiary, minority
  interests and
  extraordinary gains...      56,071       49,994      25,450        (502)      (6,828)      (2,653)
 Gains on dispositions
  of operating
  properties............          46
 Equity in income of
  unconsolidated
  subsidiary............          17            5          23
                            --------     --------     -------      ------      -------      -------
 Income (loss) before
  minority interests
  and extraordinary
  gains.................      56,134       49,999      25,473        (502)      (6,828)      (2,653)
 Minority interests:
   Distributions on
    Cumulative
    Redeemable Preferred
    units...............      (9,560)      (5,556)
   Minority interest in
    earnings of
    Operating
    Partnership.........      (6,480)      (5,621)     (3,413)
   Minority interest in
    earnings of
    Development LLCs....        (199)
                            --------     --------     -------      ------      -------      -------
 Total minority
  interests.............     (16,239)     (11,177)     (3,413)
                            --------     --------     -------
 Income (loss) before
  extraordinary gains...      39,895       38,822      22,060        (502)      (6,828)      (2,653)
 Extraordinary gains--
  extinguishment of
  debt..................                                            3,204       20,095       15,267
                            --------     --------     -------      ------      -------      -------
   Net income...........    $ 39,895     $ 38,822     $22,060      $2,702      $13,267      $12,614
                            ========     ========     =======      ======      =======      =======
Share Data:
 Weighted average
  shares outstanding--
  basic.................      27,701       26,989      18,445
                            ========     ========     =======
 Weighted average
  shares outstanding--
  diluted...............      27,727       27,060      18,539
                            ========     ========     =======
 Net income per common
  share--basic..........    $   1.44     $   1.44     $  1.20
                            ========     ========     =======
 Net income per common
  share--diluted........    $   1.44     $   1.43     $  1.19
                            ========     ========     =======
 Distributions per
  common share..........    $   1.68     $   1.62     $  1.42
                            ========     ========     =======

                                            December 31,
                         -----------------------------------------------------------
                            Kilroy Realty Corporation             Kilroy Group
                                  Consolidated                      Combined
                         -----------------------------------   ---------------------
                            1999         1998        1997        1996        1995
                         ----------   ----------   ---------   ---------   ---------
Balance Sheet Data:
 Investment in real
  estate, before
  accumulated
  depreciation and
  amortization.......... $1,410,238   $1,194,284   $ 834,690   $ 227,337   $ 224,983
 Total assets...........  1,320,501    1,109,217     757,654     128,339     132,857
 Mortgage debt and
  unsecured line of
  credit................    553,516      405,383     273,363     223,297     233,857
 Total liabilities......    613,519      452,818     305,319     242,116     254,683
 Total minority
  interests.............    234,053      180,500      55,185
 Total stockholders'
  equity/(accumulated
  deficit)..............    472,929      475,899     397,150    (113,777)   (121,826)

Other Data:
 Funds From
  Operations(1),(2)..... $   80,631   $   71,174   $  39,142   $   5,433   $   2,365

 Cash flows from(3):
   Operating
    activities..........     84,635       73,429      28,928       5,520      10,071
   Investing
    activities..........   (192,795)    (343,717)   (551,956)     (2,354)     (1,162)
   Financing
    activities..........    127,833      267,802     531,957      (3,166)     (8,909)

 Office Properties:
   Rentable square
    footage.............  6,147,985    5,600,459   4,200,734   1,688,383   1,688,383
   Occupancy............       96.4 %       95.7 %      94.3 %      76.0 %      72.8 %

 Industrial Properties:
   Rentable square
    footage.............  6,477,132    6,157,107   5,027,716     916,570     916,570
   Occupancy............       96.9 %       96.0 %      91.9 %      97.6 %      98.4 %

--------
(1) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), "Funds From Operations" represents net income (loss) before minority interest of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to arrive at Funds From Operations were as follows: in all periods, depreciation and amortization; in 1996, 1995 and 1994 gains on extinguishment of debt; and in 1999, 1998 and 1997 non-cash compensation. Further, in 1996 and 1995, non-recurring items (sale of air rights and option buy-out cost) were excluded. Management considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper, which may differ from the methodology for calculating Funds From Operations utilized by other equity REITs and, accordingly, may not be comparable to Funds From Operations reported by such other REITs. Further, Funds From Operations does not represent amounts available for management's discretionary use because of needed capital reinvestment or expansion, debt service obligations, or other commitments and uncertainties. See the notes to the financial statements of the Company and the Kilroy Group. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure or indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and related notes thereto. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. You are cautioned not to place undue reliance on these forward-looking statements.

Overview and Background

   The Company, which develops, owns, and operates office and industrial real estate, primarily in Southern California, commenced operations upon the completion of its initial public offering in January 1997 and operates as a self-administered REIT. The Company owns its interests in all of its properties through the Operating Partnership and the Finance Partnership and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.8% general partnership interest in the Operating Partnership as of December 31, 1999 and 1998.

   The Company's revenue is derived primarily from rental income, including tenant reimbursements. The Company's revenue growth in 1999 was due primarily to a full year of operating results from $254 million in acquisitions completed in 1998 and operating results from $171 million of development projects completed by the Company in 1998 and 1999. While a significant portion of the Company's revenue growth in 1999 and most of the Company's revenue growth in 1998 and 1997 was due to the acquisition of $792 million of properties in aggregate during the three-year period, the market for property acquisitions continues to be competitive. As a result, management believes that the most significant part of the Company's revenue growth over the next two to three years will come from its substantial development pipeline of over
2.8 million rentable square feet of office space. Management also believes that continued improvement of the real estate market in the Company's principal markets and the continued economic expansion of Southern California will result in strong demand for office and industrial space. Consequently, management currently expects that the Company's revenue in the next one to two years will also grow as a result of re-leasing, at higher lease rates, approximately 1.5 million square feet of office space and 1.6 million square feet of industrial space currently subject to leases expiring during the next two years. In addition, the Company intends to continue its leadership as a low cost operator through integrated operations and disciplined cost management.

Results of Operations

   During the year ended December 31, 1999, the Company acquired three office buildings encompassing 176,900 aggregate rentable square feet for an aggregate acquisition cost of $30.6 million and disposed of five office and five industrial buildings encompassing 113,700 and 335,800 aggregate rentable square feet, respectively, for an aggregate sales price of $22.6 million. During the year ended December 31, 1998, the Company acquired 25 office and 16 industrial buildings encompassing 1.4 million and 674,000 aggregate rentable square feet, respectively, for an aggregate acquisition cost of $254 million. Operating results for acquired properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition dates.

   During the year ended December 31, 1999, the Company completed the development of six office and four industrial buildings encompassing an aggregate of 472,200 and 390,200 rentable square feet, respectively. During the year ended December 31, 1998, the Company completed the development of one office and six industrial buildings encompassing an aggregate of 78,000 and
1.0 million rentable square feet, respectively. All of the aforementioned development projects completed by the Company during 1999 and 1998 were included in the Company's portfolio of stabilized operating properties at December 31, 1999. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties, excluding properties recently developed by the

Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. The Company did not have any lease-up properties at December 31, 1999 since all of the development projects completed during 1998 and 1999 stabilized during 1999. At December 31, 1999, the Company had seven office buildings under construction which when completed are expected to encompass an aggregate of approximately 861,500 rentable square feet.

   As a result of the properties acquired and developed by the Company subsequent to December 31, 1998, net of the effect of properties disposed of during 1999, rentable square footage in the Company's portfolio of stabilized operating properties increased approximately 868,000 rentable square feet, or 7.4%, to 12.6 million rentable square feet at December 31, 1999 compared to
11.8 million rentable square feet at December 31, 1998. As of December 31, 1999, the Company's portfolio of stabilized operating properties was comprised of 84 Office Properties encompassing 6.1 million rentable square feet and 87 Industrial Properties encompassing 6.5 million rentable square feet. The stabilized portfolio occupancy rate at December 31, 1999 was 96.7%, with the Office and Industrial Properties 96.4% and 96.9% occupied, respectively, as of such date.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                                             Year ended
                                            December 31,
                                          ----------------- Dollar   Percentage
                                            1999     1998   Change     Change
                                          -------- -------- -------  ----------
                                                 (dollars in thousands)
Revenues:
  Rental income.......................... $140,182 $117,338 $22,844      19.5 %
  Tenant reimbursements..................   16,316   14,956   1,360       9.1
  Interest income........................    1,175    1,698    (523)    (30.8)
  Other income...........................    2,027    3,096  (1,069)    (34.5)
                                          -------- -------- -------
    Total revenues.......................  159,700  137,088  22,612      16.5
                                          -------- -------- -------
Expenses:
  Property expenses......................   20,669   19,281   1,388       7.2
  Real estate taxes......................   12,369   10,383   1,986      19.1
  General and administrative expenses....    9,091    7,739   1,352      17.5
  Ground leases..........................    1,397    1,223     174      14.2
  Provision for potentially unrecoverable
   pre-development costs.................             1,700  (1,700)   (100.0)
  Interest expense.......................   26,309   20,568   5,741      27.9
  Depreciation and amortization..........   33,794   26,200   7,594      29.0
                                          -------- -------- -------
    Total expenses.......................  103,629   87,094  16,535      19.0
                                          -------- -------- -------
Income before gains on dispositions of
 operating properties, equity in income
 of unconsolidated subsidiary, and
 minority interests...................... $ 56,071 $ 49,994 $ 6,077      12.2 %
                                          ======== ======== =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property segment type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the years ended December 31, 1999 and 1998.

                                               Year ended
                                              December 31,
                                             --------------- Dollar   Percentage
                                              1999    1998   Change     Change
                                             ------- ------- -------  ----------
                                                   (dollars in thousands)
Office Properties
Operating revenues:
  Rental income............................. $96,527 $82,164 $14,363     17.5 %
  Tenant reimbursements.....................  10,966  10,957       9      0.1
  Other income..............................   1,779   2,956  (1,177)   (39.8)
                                             ------- ------- -------
    Total................................... 109,272  96,077  13,195     13.7
                                             ------- ------- -------
Property and related expenses:
  Property expenses.........................  17,553  16,373   1,180      7.2
  Real estate taxes.........................   7,589   6,567   1,022     15.6
  Ground leases.............................   1,397   1,223     174     14.2
                                             ------- ------- -------
    Total...................................  26,539  24,163   2,376      9.8
                                             ------- ------- -------
Net operating income, as defined............ $82,733 $71,914 $10,819     15.0 %
                                             ======= ======= =======

   Total revenues from Office Properties increased $13.2 million, or 13.7% to $109.3 million for the year ended December 31, 1999 compared to $96.1 million for the year ended December 31, 1998. Rental income from Office Properties increased $14.4 million, or 17.5% to $96.5 million for the year ended December 31, 1999 compared to $82.1 million for the year ended December 31, 1998. Of this increase, $7.2 million was generated by office buildings acquired during 1998 and 1999, net of the effect of five office properties disposed of during 1999, (the "Net Office Acquisitions") and $5.5 million was generated by the office buildings developed by the Company in 1998 and 1999 (the "Office Development Properties"). The remaining $1.7 million of the increase was generated by the stabilized office properties owned at January 1, 1998 and still owned at December 31, 1999 (the "Core Office Properties"), and represented a 3.4% increase in rental income for the Core Office Properties. This increase was primarily attributable to increases in rental rates. Average occupancy for the Core Office Properties decreased 0.8%, to 93.4% at December 31, 1999 from 94.2% at December 31, 1998.

   Tenant reimbursements from Office Properties remained consistent for the years ended December 31, 1999 and 1998. An increase of $0.7 million in tenant reimbursements generated by the Net Office Acquisitions and Office Development Properties was offset by a decrease of $0.7 million in tenant reimbursements generated by the Core Office Properties. This decrease in tenant reimbursements for the Core Office Properties is due in part to the decrease in average occupancy in this portfolio, and also to the decrease in property expenses for this portfolio of properties as discussed below. Other income from Office Properties decreased $1.2 million, or 39.8% to $1.8 million for the year ended December 31, 1999 compared to $3.0 million for the same period in 1998. For the year ended December 31, 1999, other income from Office Properties included $0.5 million in gains from the sale of 13 acres of undeveloped land in Calabasas and San Diego, California and $0.8 million in lease termination fees from Core Office Portfolio properties. Other income from Office Properties for the year ended December 31, 1998 included a $1.9 million net lease termination fee from an office property in San Diego, California and $0.5 million in lease termination fees at various properties. In addition, in 1998 the Company earned a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans. The remaining amounts in other income from Office Properties for both periods consisted primarily of management fees and tenant late charges.

   Total expenses from Office Properties increased $2.4 million, or 9.8% to $26.5 million for the year ended December 31, 1999 compared to $24.1 million for the year ended December 31, 1998. Property expenses increased $1.2 million, or 7.2% to $17.6 million for the year ended December 31, 1999 compared to $16.4 million for the year ended December 31, 1998. An increase of $1.6 million in property expenses attributable to the Net Office Acquisitions and the Office Development Properties was offset by a $0.4 million decrease in property expenses at the Core Office Properties. This decrease was primarily attributable to renegotiated property insurance premiums and a decrease in electricity expense resulting from the implementation of energy management systems in several of the buildings. Real estate taxes increased $1.0 million, or 15.6% to $7.6 million for the year ended December 31, 1999 compared to $6.6 million for the year ended December 31, 1998. An increase of $1.1 million attributable to the Net Office Acquisitions and the Office Development Properties was offset by a decrease of $0.1 million for the Core Office Properties. This decrease at the Core Office Properties was due primarily to the effects of prior year property taxes which were successfully appealed and refunded to the Company in 1999. Ground lease expense increased $0.2 million for the year ended December 31, 1999 compared to the same period in 1998 primarily due to a full year of ground lease expense at one of the 1998 office acquisition properties.

   Net operating income, as defined, from Office Properties increased $10.8 million, or 15.0% to $82.7 million for the year ended December 31, 1999 compared to $71.9 million for the year ended December 31, 1998. Of this increase, $8.8 million was generated by the Net Office Acquisitions and the Office Development Properties. The remaining increase of $2.0 million was generated by the Core Office Properties and represented a 3.7% increase in net operating income for the Core Office Properties.

                                                 Year ended
                                                December 31,
                                               --------------- Dollar Percentage
                                                1999    1998   Change   Change
                                               ------- ------- ------ ----------
                                                    (dollars in thousands)
Industrial Properties
Operating revenues:
  Rental income............................... $43,655 $35,174 $8,481    24.1%
  Tenant reimbursements.......................   5,350   3,999  1,351    33.8
  Other income................................     248     140    108    77.1
                                               ------- ------- ------
    Total.....................................  49,253  39,313  9,940    25.3
                                               ------- ------- ------
Property and related expenses:
  Property expenses...........................   3,116   2,908    208     7.2
  Real estate taxes...........................   4,780   3,816    964    25.3
                                               ------- ------- ------
    Total.....................................   7,896   6,724  1,172    17.4
                                               ------- ------- ------
Net operating income, as defined.............. $41,357 $32,589 $8,768    26.9%
                                               ======= ======= ======

   Total revenues from Industrial Properties increased $9.9 million, or 25.3% to $49.2 million for the year ended December 31, 1999 compared to $39.3 million for the year ended December 31, 1998. Rental income from Industrial Properties increased $8.5 million, or 24.1% to $43.7 million for the year ended December 31, 1999 compared to $35.2 million for the year ended December 31, 1998. Of this increase, $3.4 million was generated by the industrial buildings acquired during 1998 and 1999, net of the effect of the five industrial buildings disposed of during 1999 (the "Net Industrial Acquisitions") and $4.6 million was generated by the industrial buildings developed by the Company in 1998 and 1999 (the "Industrial Development Properties"). The remaining $0.5 million of the increase was generated by the stabilized industrial buildings owned at January 1, 1998 and still owned at December 31, 1999 (the "Core Industrial Properties"), and represented a 1.8% increase in rental income for the Core Industrial Properties. This increase was attributable to both an increase in average occupancy of 0.6% and an increase in rental rates of 1.0% for this portfolio.

   Tenant reimbursements from Industrial Properties increased $1.4 million, or 33.8% to $5.4 million for the year ended December 31, 1999 compared to $4.0 million for year ended December 31, 1998. Of this increase, $1.1 million was attributable to the Net Industrial Acquisitions and the Industrial Development Properties. The remaining $0.3 million was attributable to the Core Industrial Properties and was primarily due to an increase in real estate taxes reimbursable by tenants. Other income from Industrial Properties increased $0.1 million, or 77.1% to $0.2 million for the year ended December 31, 1999 compared to $0.1 million for the comparable period in 1998. Other income for the years ended December 31, 1999 and 1998 consisted primarily of lease termination fees.

   Total expenses from Industrial Properties increased $1.2 million, or 17.4% to $7.9 million for the year ended December 31, 1999 compared to $6.7 million for the year ended December 31, 1998. Property expenses increased $0.2 million, or 7.2% to $3.1 million for the year ended December 31, 1999 compared to $2.9 million for the year ended December 31, 1998. An increase of $0.5 million in property expenses attributable to the Net Industrial Acquisitions and the Industrial Development Properties was offset by a decrease of $0.3 million in property expenses at the Core Industrial Properties. This decrease was primarily due to renegotiated property insurance premiums and a decrease in electricity expense resulting from the implementation of energy management systems at several of the buildings. Real estate taxes increased $1.0 million, or 25.3% to $4.8 million for the year ended December 31, 1999 compared to $3.8 million for the year ended December 31, 1998. Of this increase, $0.8 million was attributable to the Net Industrial Acquisitions and Industrial Development Properties. The remaining $0.2 million increase was generated by the Core Industrial Properties and was primarily due to acquisition related assessments on industrial buildings acquired by the Company in 1997.

   Net operating income, as defined, from Industrial Properties increased $8.8 million, or 26.9% to $41.4 million for the year ended December 31, 1999 compared to $32.6 million for the year ended December 31, 1998. Of this increase, $8.0 million was generated by the Net Industrial Acquisitions and the Industrial Development Properties. The remaining increase of $0.8 million was generated by the Core Industrial Properties and represented a 3.2% increase in net operating income for the Core Industrial Properties.

Non-Property Related Income and Expenses

   Interest income decreased $0.5 million, or 30.8% to $1.2 million for the year ended December 31, 1999 compared to $1.7 million for the year ended December 31, 1998. This decrease was due primarily to the receipt of interest income on notes receivable from related parties for three months during the year ended December 31, 1999 versus seven months for the year ended December 31, 1998.

   General and administrative expenses increased $1.4 million, or 17.5% to $9.1 million for the year ended December 31, 1999 compared to $7.7 million for the year ended December 31, 1998. This increase was due primarily to annual increases for salaries and benefits and increased depreciation related to the Company's increased investment in its information systems.

   Interest expense increased $5.7 million, or 27.9% to $26.3 million for the year ended December 31, 1999 compared to $20.6 million for the same period in 1998, primarily due to a net increase in the Company's aggregate indebtedness during 1999 and a general increase in market LIBOR rates during 1999. The Company's weighted average interest rate increased 0.4% to 7.7% at December 31, 1999 compared to 7.3% at December 31, 1998.

   Depreciation and amortization expense increased $7.6 million, or 29.0% to $33.8 million for the year ended December 31, 1999 compared to $26.2 million for the same period in 1998. The increase was primarily due to depreciation on the Net Office and Industrial Acquisitions and the Office and Industrial Development Properties.

   Net income for the year ended December 31, 1998 included a $1.7 million provision for potentially unrecoverable pre-development costs. The provision provided for costs incurred for development projects that the Company may at some point in the development process decide not to pursue. The provision was established by estimating probable exposures to these types of costs for each of the projects in the Company's development pipeline and applying a series of probability factors based on the Company's historical experience. The Company did not record an additional provision for potentially unrecoverable pre-development costs during the year ended December 31, 1999 since the Company's probability analyses supported the adequacy of the related allowance throughout 1999.

Income

   Net income before gains on dispositions of operating properties, equity in income of unconsolidated subsidiary, and minority interests increased $6.1 million, or 12.2% to $56.1 million for the year ended December 31, 1999 from $50.0 million for the year ended December 31, 1998. The increase was primarily due to the increase in net operating income from the Office and Industrial Properties of $10.8 million and $8.8 million, respectively, offset primarily by an increase in interest expense of $5.7 million and an increase in depreciation and amortization of $7.6 million.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   The 1997 results include the Company's results for the period February 1, 1997 to December 31, 1997 and the Kilroy Group's results for the period January 1, 1997 to January 31, 1997.

                                               Year ended
                                              December 31,
                                            ---------------- Dollar   Percentage
                                              1998    1997   Change     Change
                                            -------- ------- -------  ----------
                                                  (dollars in thousands)
Revenues:
  Rental income...........................  $117,338 $58,829 $58,509      99.5%
  Tenant reimbursements...................    14,956   7,057   7,899     111.9
  Interest income.........................     1,698   3,571  (1,873)    (52.5)
  Other income............................     3,096     907   2,189     241.3
                                            -------- ------- -------
    Total revenues........................   137,088  70,364  66,724      94.8
                                            -------- ------- -------
Expenses:
  Property expenses.......................    19,281   9,349   9,932     106.2
  Real estate taxes.......................    10,383   4,336   6,047     139.5
  General and administrative expenses.....     7,739   5,027   2,712      53.9
  Ground leases...........................     1,223   1,002     221      22.1
  Provision for potentially unrecoverable
   pre-development costs..................     1,700           1,700     100.0
  Development expense.....................                46     (46)   (100.0)
  Interest expense........................    20,568  11,633   8,935      76.8
  Depreciation and amortization...........    26,200  14,023  12,177      86.8
                                            -------- ------- -------
    Total expenses........................    87,094  45,416  41,678      91.8
                                            -------- ------- -------
Income before gains on dispositions of
 operating properties, equity in income of
 unconsolidated subsidiary, and minority
 interests................................  $ 49,994 $24,948 $25,046     100.4%
                                            ======== ======= =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property segment type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the years ended December 31, 1998 and 1997. The 1997 results include the Company's results for the period February 1, 1997 to December 31, 1997 and the Kilroy Group's results for the period January 1, 1997 to January 31, 1997.

                                                Year ended
                                               December 31,
                                              --------------- Dollar  Percentage
                                               1998    1997   Change    Change
                                              ------- ------- ------- ----------
                                                    (dollars in thousands)
Office Properties
Operating revenues:
  Rental income.............................. $82,164 $43,756 $38,408    87.8%
  Tenant reimbursements......................  10,957   5,490   5,467    99.6
  Other income...............................   2,956     488   2,468   505.7
                                              ------- ------- -------
    Total....................................  96,077  49,734  46,343    93.2
                                              ------- ------- -------
Property and related expenses:
  Property expenses..........................  16,373   8,516   7,857    92.3
  Real estate taxes..........................   6,567   2,710   3,857   142.3
  Ground leases..............................   1,223   1,002     221    22.1
                                              ------- ------- -------
    Total....................................  24,163  12,228  11,935    97.6
                                              ------- ------- -------
Net operating income, as defined............. $71,914 $37,506 $34,408    91.7%
                                              ======= ======= =======

   Total revenues from Office Properties increased $46.4 million, or 93.2% to $96.1 million for the year ended December 31, 1998 compared to $49.7 million for the year ended December 31, 1997. Rental income from Office Properties increased $38.4 million, or 87.8% to $82.2 million for the year ended December 31, 1998 compared to $43.8 million for the year ended December 31, 1997. Of this increase, $13.3 million was generated by office buildings acquired during 1998 (the "1998 Office Acquisitions") and $0.1 million was generated by the Office Properties developed by the Company in 1998 (the "1998 Office Development Properties"). In addition, $21.5 million of the increase was attributable to a full year of operating results for the office buildings acquired during 1997, subsequent to the IPO on January 31, 1997 (the "1997 Office Acquisitions"). The remaining $3.5 million of the increase was generated by the 13 office buildings owned at the IPO and still owned at December 31, 1998 (the "Existing Office Properties"), and represented a 10.0% increase in rental income for the Existing Office Properties. This increase was primarily attributable to leasing activity at the SeaTac Office Center, including a lease for 211,000 rentable square feet with The Boeing Company (the "Boeing Lease"), which was effective January 1, 1998. Excluding lease-up at the SeaTac Office Center, occupancy remained consistent and the Existing Office Properties experienced an approximate 2.8% increase in rental income attributable to increases in rental rates.

   Tenant reimbursements from Office Properties increased $5.5 million, or 99.6% to $11.0 million for the year ended December 31, 1998 compared to $5.5 million for year ended December 31, 1997. Of this increase, $1.2 million was attributable to the 1998 Office Acquisitions and the 1998 Office Development Properties and $2.7 million was attributable to a full year of operating results from the 1997 Office Acquisitions. The remaining $1.6 million was attributable to the Existing Office Properties, of which $1.2 million represented tenant reimbursements under the Boeing Lease. Other income from Office Properties increased $2.5 million, or 505.7% to $3.0 million for the year ended December 31, 1998 compared to $0.5 million for the same period in 1997. This increase was primarily due to the recognition of a $1.9 million net lease termination fee from an office property in San Diego, California. This property was subsequently re-leased at higher rates for a longer term. In addition, in 1998 the Company earned a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans.

   Total expenses from Office Properties increased $12.0 million, or 97.6% to $24.2 million for the year ended December 31, 1998 compared to $12.2 million for the year ended December 31, 1997. Property expenses increased $7.9 million, or 92.3% to $16.4 million and real estate taxes increased $3.9 million, or 142.3% to $6.6 million for the year ended December 31, 1998 compared to $8.5 million and $2.7 million, respectively, for the year ended December 31, 1997. Of the collective increase of $11.8 million in property expenses and real estate taxes, $3.2 million was attributable to the 1998 Office Acquisitions and the 1998 Office Development Properties and $7.0 million was attributable to a full year of operating results from the 1997 Office Acquisitions. The remaining $1.6 million of the increase at the Existing Office Properties was primarily due to the increase in variable costs associated with the lease-up of space, and an increase in real estate taxes at the SeaTac Office Center which resulted from the completion of substantial renovations. Ground lease expense increased $0.2 million for the year ended December 31, 1998 compared to the same period in 1997 primarily as a result of a full year of ground lease expense on two of the 1997 Office Acquisitions.

   Net operating income, as defined, from Office Properties increased $34.4 million, or 91.7% to $71.9 million for the year ended December 31, 1998 compared to $37.5 million for the year ended December 31, 1997. Of this increase, $31.1 million was generated by the 1998 Office Acquisitions, the 1998 Office Development Properties and the 1997 Office Acquisitions. The remaining increase of $3.3 million was generated by the Existing Office Properties and represented an 11.2% increase in net operating income for the Existing Office Properties, which was primarily attributable to lease-up at the SeaTac Office Center.

                                               Year ended
                                              December 31,
                                             --------------- Dollar   Percentage
                                              1998    1997   Change     Change
                                             ------- ------- -------  ----------
                                                   (dollars in thousands)
Industrial Properties
Operating revenues:
  Rental income............................. $35,174 $15,073 $20,101    133.4%
  Tenant reimbursements.....................   3,999   1,567   2,432    155.2
  Other income..............................     140     419    (279)   (66.6)
                                             ------- ------- -------
    Total...................................  39,313  17,059  22,254    130.5
                                             ------- ------- -------
Property and related expenses:
  Property expenses.........................   2,908     833   2,075    249.1
  Real estate taxes.........................   3,816   1,626   2,190    134.7
                                             ------- ------- -------
    Total...................................   6,724   2,459   4,265    173.4
                                             ------- ------- -------
Net operating income, as defined............ $32,589 $14,600 $17,989    123.2%
                                             ======= ======= =======

   Total revenues from Industrial Properties increased $22.3 million, or 130.5% to $39.3 million for the year ended December 31, 1998 compared to $17.0 million for the year ended December 31, 1997. Rental income from Industrial Properties increased $20.1 million, or 133.4% to $35.2 million for the year ended December 31, 1998 compared to $15.1 million for the year ended December 31, 1997. Of this increase, $3.4 million was generated by the industrial buildings acquired during 1998 (the "1998 Industrial Acquisitions") and $2.1 million was generated by the industrial buildings developed by the Company in 1998 (the "1998 Industrial Development Properties"). In addition, $14.0 million of the increase was attributable to a full year of operating results from the industrial buildings acquired in 1997, subsequent to the IPO on January 31, 1997 (the "1997 Industrial Acquisitions"). The remaining $0.6 million of the increase was generated by the 11 industrial buildings owned at the IPO and still owned at December 31, 1998 (the "Existing Industrial Properties"), and represented a 7.4% increase in rental income for the Existing Industrial Properties. This increase was primarily attributable to the lease-up of 46,000 rentable square feet at the La Palma Business Center in the second quarter of 1998, which had been vacant since the second quarter of 1997. Excluding the lease-up at La Palma Business Center, occupancy and rental rates for the Existing Industrial Properties remained consistent.

   Tenant reimbursements from Industrial Properties increased $2.4 million, or 155.2% to $4.0 million for the year ended December 31, 1998 compared to $1.6 million for year ended December 31, 1997. Of this increase, $0.4 million was attributable to the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties, and $1.8 million was attributable to a full year of operating results from the 1997 Industrial Acquisitions. The remaining $0.2 million was attributable to the Existing Industrial Properties, of which $0.1 million represented an increase in tenant reimbursements at the La Palma Business Center due to the lease-up of space, and $0.1 million correlated with an increase in real estate taxes reimbursable by tenants. Other income from Industrial Properties decreased $0.3 million, or 66.6% to $0.1 million for the year ended December 31, 1998 compared to $0.4 million for the same period in 1997. Other income for the year ended December 31, 1997 included $0.2 million related to receivables which were previously written off as uncollectible.

   Total expenses from Industrial Properties increased $4.3 million, or 173.4% to $6.7 million for the year ended December 31, 1998 compared to $2.4 million for the year ended December 31, 1997. Property expenses increased $2.1 million, or 249.1% to $2.9 million and real estate taxes increased $2.2 million, or 134.7% to $3.8 million for the year ended December 31, 1998 compared to $0.8 million and $1.6 million, respectively, for the year ended December 31, 1997. Of the collective increase of $4.3 million in property expenses and real estate taxes, $1.1 million was attributable to the 1998 Industrial Acquisitions and the 1998 Industrial Development Properties and $3.1 million was attributable to the 1997 Industrial Acquisitions. The remaining $0.1 million of the increase was attributable to the Existing Industrial Properties and was due to an increase in real estate taxes attributable to the reassessment of property values at the date of the IPO. Property expenses for the Existing Industrial Properties remained consistent for the year ended December 31, 1998 compared to the same period in 1997.

   Net operating income, as defined, from Industrial Properties increased $18.0 million, or 123.2% to $32.6 million for the year ended December 31, 1998 compared to $14.6 million for the year ended December 31, 1997. Of this increase, $17.7 million was generated from the 1998 Industrial Acquisitions, the 1998 Industrial Development Properties and a full year of operating results from the 1997 Industrial Acquisitions. The remaining increase of $0.3 million was generated by the Existing Industrial Properties and represented a 4.3% increase in net operating income for the Existing Industrial Properties, which was primarily attributable to lease-up at the La Palma Business Center.

Non-Property Related Income and Expenses

   Interest income decreased $1.9 million, or 52.5% to $1.7 million for the year ended December 31, 1998 compared to $3.6 million for the year ended December 31, 1997. This decrease was attributable to the interest earned in the prior year on the $116 million of net proceeds received from the Company's IPO on January 31, 1997 and the $146 million of net proceeds received from the Company's follow-on offering in August 1997 (the "August Offering"), which were invested in short-term investments and which the Company used for the acquisition of properties and repayment of indebtedness prior to January 1, 1998.

   General and administrative expenses increased $2.7 million, or 53.9% to $7.7 million for the year ended December 31, 1998 compared to $5.0 million for the year ended December 31, 1997, due to increased management, administrative and personnel costs associated with the Company's increased portfolio size.

   Interest expense increased $9.0 million, or 76.8% to $20.6 million for the year ended December 31, 1998 compared to $11.6 million for the same period in 1997, primarily due to a general increase in borrowings and higher monthly average outstanding balances under the Company's unsecured credit facility during 1998 and $32.9 million of mortgage debt assumed in connection with fourth quarter 1997 acquisitions. The Company's weighted average interest rate decreased 0.5% to 7.3% at December 31, 1998 compared to 7.8% at December 31, 1997.

   Depreciation and amortization expense increased $12.2 million, or 86.8% to $26.2 million for the year ended December 31, 1998 compared to $14.0 million for the same period in 1997. The increase was due to partial year depreciation on $254 million of 1998 Office and Industrial Acquisitions and a full year of depreciation on the 1997 Office and Industrial
Acquisitions.

   Net income for the year ended December 31, 1998 included a $1.7 million provision for potentially unrecoverable pre-development costs. The provision provided for costs incurred for development projects that the Company may at some point in the development process decide not to pursue. The provision was established by estimating probable exposures to these types of costs for each of the projects in the Company's development pipeline and applying a series of probability factors based on the Company's historical experience.

Income

   Net income before gains on dispositions of operating properties, equity in income of unconsolidated subsidiary, and minority interests increased $25.0 million, or 100.4% to $50.0 million for the year ended December 31, 1998 from $25.0 million for the year ended December 31, 1997. The increase was primarily due to the increase in net operating income from the Office and Industrial Properties of $34.4 million and $18.0 million, respectively, which was primarily due to the acquisition of 1.4 million and 674,000 rentable square feet of office and industrial space, respectively, during 1998, and operating the 2.2 million and 3.7 million rentable square feet of office and industrial space acquired during 1997 for a full year in 1998. The increase in net operating income was offset primarily by an increase in interest expense of $8.9 million and an increase in depreciation and amortization of $12.2 million.

Liquidity and Capital Resources

   In November 1999, the Company increased its borrowing capacity and obtained a new $400 million unsecured revolving credit facility (the "Credit Facility") to replace its previous $350 million Credit Facility which was scheduled to mature in February 2000. The Credit Facility bears interest at a rate between LIBOR plus 1.13% and LIBOR plus 1.75% (7.56% at December 31, 1999), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. At December 31, 1999, the Company had borrowings of $228 million outstanding under the Credit Facility and availability of approximately $86.7 million. Availability under the Credit Facility depends upon the value of the Company's pool of unencumbered assets. The Company expects to use the $400 million Credit Facility to finance development expenditures and for general corporate uses.

   In March 1999, the Company borrowed $95.0 million under a mortgage loan that is secured by nine office and industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 7.20%, amortizes over 25 years and matures in April 2009. The Company used the proceeds from the mortgage loan to repay borrowings under the $350 million Credit Facility and to fund development expenditures.

   In April 1999, the Company borrowed $30.0 million under a mortgage loan that is secured by one office property and the related ground leases, requires monthly principal and interest payments based on a fixed annual interest rate of 7.15% and matures in May 2017. The Company used the proceeds from the loan to repay an existing variable rate mortgage loan with an outstanding balance of $19.0 million, to repay outstanding borrowings under the $350 million Credit Facility and to fund development expenditures.

   In October 1999, the Company borrowed $90.0 million under a secured debt facility that is secured by 13 office properties, requires monthly interest payments based on a floating interest rate of LIBOR plus 1.75% and matures in October 2003. The Company used the proceeds from the secured debt facility to repay outstanding borrowings under the $350 million Credit Facility and to fund development expenditures.

   As a result of the three new mortgage loans obtained during 1999 and the repayment of the one previously existing mortgage loan as discussed above, the Company's outstanding mortgage debt increased to $326 million or 38.8% of the Company's total market capitalization at December 31, 1999 from $133 million or 32.0% of the Company's total market capitalization at December 31, 1998. The following table lists the composition of the Company's mortgage debt at December 31, 1999 and 1998:

                                                               1999     1998
                                                             -------- --------
                                                              (in thousands)
   Mortgage note payable, due April 2009, fixed interest at
    7.20%, monthly principal and interest payments.........  $ 93,953
   Mortgage note payable, due October 2003, interest at
    LIBOR + 1.75%, (7.94% at December 31, 1999), monthly
    interest-only payments.................................    90,000
   Mortgage note payable, due February 2022, fixed interest
    at 8.35%, monthly principal and interest payments(a)...    80,812 $ 82,025
   Mortgage note payable, due May 2017, fixed interest at
    7.15%, monthly principal and interest payments.........    29,440
   Mortgage note payable, due January 2000, interest at
    LIBOR + 1.50%, (7.05% at December 31, 1998), monthly
    interest-only payments.................................             19,000
   Mortgage note payable, due December 2005, fixed interest
    at 8.45%, monthly principal and interest payments......    12,973   13,385
   Mortgage note payable, due November 2014, fixed interest
    at 8.43%, monthly principal and interest payments......    10,966   11,323
   Mortgage note payable, due October 2013, fixed interest
    at 8.21%, monthly principal and interest payments......     7,372    7,650
                                                             -------- --------
                                                             $325,516 $133,383
                                                             ======== ========

--------
(a) Beginning February 2005, the mortgage note is subject to increases in the effective interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

   The following table sets forth certain information with respect to the Company's aggregate debt composition at December 31, 1999 and 1998:

                                                                     Weighted
                                                           % of       Average
                                                           Total     Interest
                                                           Debt        Rate
                                                         ----------  ----------
                                                         1999  1998  1999  1998
                                                         ----  ----  ----  ----
   Secured vs. unsecured:
     Secured...........................................  58.8% 32.9% 7.8%  8.2%
     Unsecured.........................................  41.2% 67.1% 7.6%  6.8%

   Variable rate vs. fixed rate:
     Variable rate(1), (2), (3)........................  57.5% 71.8% 7.7%  6.8%
     Fixed rate........................................  42.5% 28.2% 7.8%  8.4%

--------
(1) At December 31, 1999, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.5% which expires in July 2000.

(2) Subsequent to December 31, 1999, the Company entered into an 18-month interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.5% starting in July 2000.

(3) Subsequent to December 31, 1999, the Company entered into a two-year interest rate swap agreement to fix $150 million of its floating rate debt. Had this agreement been in place at December 31, 1999, the Company's percentage of fixed rate debt to total debt would have increased to 69.7% and the Company's weighted average interest rate for variable and fixed rate debt would have been 8.0% and 7.8%, respectively.

   In December 1999, the Company issued 900,000 9.250% Series D Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership (the "Series D Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $45.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $1.2 million, for the repayment of borrowings outstanding under the Credit Facility. The Series D Preferred units, which may be called by the Operating Partnership at par on or after December 9, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series D Preferred units are exchangeable at the option of the majority of the holders for shares of the Company's 9.250% Series D Cumulative Redeemable Preferred stock beginning December 9, 2009, or earlier under certain circumstances.

   In December 1999, the Company announced the implementation of its share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock, representing up to approximately 11% of the Company's currently outstanding shares at December 31, 1999. During December 1999, the Company repurchased 265,000 shares in open market transactions for an aggregate repurchase price of $5.4 million or $20.19 per share. Repurchases transacted during December 1999 were funded through proceeds received from the sale of operating properties during December 1999. The Company intends to finance the continuation of its share repurchase program in 2000 through proceeds from a targeted dispositions program of non-strategic and mature industrial assets. Repurchases during 2000 will be made from time to time in the open market or through privately negotiated transactions, and may be discontinued at any time.

   In September 1999, the SEC declared effective the Company's registration statement on Form S-3 with respect to 1,000,000 shares of the Company's common stock to be issued under the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP"), and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan acquires shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for shares acquired under the WDP which are purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment of outstanding indebtedness and general corporate uses. As of December 31, 1999, there have been no previously unissued shares acquired under the Plan.

   In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. As of March 10, 2000, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

   As of December 31, 1999, the Company had approximately 1.4 million rentable square feet of office space that was either under construction or committed for construction at a total budgeted cost of approximately $274 million. The Company has spent an aggregate of $122 million on these projects as of December 31, 1999.

The Company intends to finance the presently budgeted $152 million of remaining development costs with additional construction loan financing, borrowings under the Credit Facility and working capital.

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

   The agreement with The Allen Group also provides for the development of two office projects in San Diego, California with approximately 1.1 million aggregate rentable square feet for an estimated aggregate development cost of approximately $200 million. During the first quarter of 1999, the Company purchased a 50% managing interest in both of the development projects. The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. Construction of phase I of both of the office projects was completed during the third and fourth quarters of 1999. Construction of phases II and III of the first office project commenced during the second and third quarters of 1999, respectively, and phase IV is scheduled to begin during the second quarter of 2000. Construction of phases II and III of the second office project is scheduled to begin during the first quarters of 2000 and 2001, respectively. The total presently budgeted investment of $109 million for the in process and committed phases of these two office projects discussed herein are included in the Company's total budgeted development costs of $274 million discussed above. In addition, the Company has spent an aggregate of $42.3 million on the development of these phases as of December 31, 1999, which is included in the aggregate expenditures of $122 million discussed above.

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

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing
Costs

   The following tables set forth the non-incremental revenue generating recurring capital expenditures, excluding expenditures that are recoverable from tenants, tenant improvements and leasing commissions for renewed and re-tenanted space incurred for the three years ended December 31, 1999, 1998, and 1997 on a per square foot basis.

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Office Properties:
Capital Expenditures:
  Capital expenditures per square foot............... $   0.08 $   0.20 $   0.16
Tenant Improvement and Leasing Costs(1):
  Replacement tenant square feet.....................  196,615  276,992   17,068
    Tenant improvements per square foot leased....... $   5.61 $   1.21 $   6.56
    Leasing commissions per square foot leased....... $   4.18 $   2.12 $   1.64
    Total per square foot............................ $   9.79 $   3.33 $   8.20
  Renewal tenant square feet.........................  421,685  265,154
    Tenant improvements per square foot leased....... $   2.85 $   1.00
    Leasing commissions per square foot leased....... $   0.84 $   0.89
    Total per square foot............................ $   3.69 $   1.89
Total per square foot per year....................... $   2.32 $   0.84 $   1.55
Average lease term...................................      5.8      6.2      5.3

Industrial Properties:
Capital Expenditures:
  Capital expenditures per square foot............... $   0.02 $   0.05 $   0.11
Tenant Improvement and Leasing Costs(1):
  Replacement tenant square feet.....................  323,432  420,194  145,581
    Tenant improvements per square foot leased....... $   2.41 $   0.61
    Leasing commissions per square foot leased....... $   1.76 $   0.44 $   1.08
    Total per square foot............................ $   4.17 $   1.05 $   1.08
  Renewal tenant square feet.........................  398,184  549,158  323,825
    Tenant improvements per square foot leased....... $   0.20 $   0.06 $   0.02
    Leasing commissions per square foot leased....... $   0.07 $   0.16 $   0.23
    Total per square foot............................ $   0.27 $   0.22 $   0.25
Total per square foot per year....................... $   0.94 $   0.22 $   0.31
Average lease term...................................      4.7      5.8      4.3

--------
(1) Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month tenants.

   Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the properties. The Company believes that all of its Office and Industrial Properties are well maintained and, based on engineering reports obtained within the last five years, do not require significant capital improvements. Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Building and Lease Information

   The following tables set forth certain information regarding the Company's Office and Industrial Properties at December 31, 1999:

                           Occupancy by Segment Type

                                                 Square Feet
                             Number of -------------------------------
Region                       Buildings   Total      Leased   Available Occupancy
------                       --------- ---------- ---------- --------- ---------
Office Properties:
  Los Angeles...............     28     2,554,454  2,488,347   66,107     97.4%
  Orange County.............     22       908,147    780,395  127,752     85.9
  San Diego.................     28     1,975,770  1,957,549   18,221     99.1
  Other.....................      6       709,614    700,322    9,292     98.7
                                ---    ---------- ----------  -------
                                 84     6,147,985  5,926,613  221,372     96.4%
                                ---    ---------- ----------  -------
Industrial Properties:
  Los Angeles...............      7       554,225    549,928    4,297     99.2%
  Orange County.............     65     4,548,808  4,386,964  161,844     96.4
  San Diego.................      3       200,174    200,174      --     100.0
  Other.....................     12     1,173,925  1,141,602   32,323     97.2
                                ---    ---------- ----------  -------
                                 87     6,477,132  6,278,668  198,464     96.9%
                                ---    ---------- ----------  -------
Total Portfolio.............    171    12,625,117 12,205,281  419,836     96.7%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                  Percentage of
                                         Square   Total Leased
                                         Footage   Square Feet    Annual Base
                              Number of    of      Represented    Rent Under
                              Expiring  Expiring   by Expiring  Expiring Leases
Year of Lease Expiration      Leases(1)  Leases     Leases(2)    (in 000's)(3)
------------------------      --------- --------- ------------- ---------------
Office Properties:
2000.........................     89      379,552      6.2%         $ 7,050
2001.........................     84    1,075,655     17.6           16,454
2002.........................     66      571,575      9.4            8,882
2003.........................     39      228,146      3.7            4,339
2004.........................     51      826,376     13.5           18,697
                                 ---    ---------     ----          -------
                                 329    3,081,304     50.4%         $55,422
                                 ---    ---------                   -------
Industrial Properties:
2000.........................     75      980,430     16.2%         $ 7,432
2001.........................     64      651,980     10.8            4,778
2002.........................     37      222,065      3.7            2,190
2003.........................     28      754,993     12.5            5,763
2004.........................     17      591,256      9.8            4,506
                                 ---    ---------     ----          -------
                                 221    3,200,704     53.0%         $24,699
                                 ---    ---------                   -------
Total Portfolio..............    550    6,282,028     51.7%         $80,091
                                 ===    =========                   =======

--------
(1) Includes tenants only. Excludes leases for amenity, retail, parking and month to month tenants. Some tenants have multiple leases.

(2) Based on total leased square footage for the respective portfolios as of December 31, 1999, unless a lease for a replacement tenant had been executed on or before January 1, 2000.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before January 1, 2000.

                       Leasing Activity by Segment Type
                     For the year ended December 31, 1999

                             Number of                                Weighted
                              Leases       Square Feet                Average
                            ----------- ----------------- Retention  Lease Term
                            New Renewal  New(1)   Renewal   Rate    (in months.)
                            --- ------- --------- ------- --------- ------------
Office Properties..........  84    71     694,620 435,164   44.4%        70
Industrial Properties......  70    51     518,443 470,119   51.5%        56
                            ---   ---   --------- -------
Total Portfolio............ 154   122   1,213,063 905,283   47.8%        63
                            ===   ===   ========= =======

--------
(1) The lease-up of 1,213,063 square feet to new tenants includes re-leasing of 853,964 square feet and first generation leasing of 359,099 square feet.

Year 2000

   The Year 2000 issue ("Y2K") refers to the inability of certain computer systems, as well as certain hardware and equipment containing date sensitive data, to recognize accurate dates commencing on or after January 1, 2000. This has the ability to affect those systems adversely.

   In 1997, the Company's Information Technology Committee, comprised of representatives from senior management and various departments including accounting, property management and management information systems, identified three phases in the Company's Y2K efforts: discovery and assessment, remediation and implementation, and testing and verification. The Company had successfully completed all of the aforementioned stages by November 1999.

   As of March 10, 2000, the Company has not experienced any significant Y2K problems nor has the Company experienced any interruptions in its normal operations from Y2K issues experienced by any of its significant tenants, vendors, suppliers or other relevant third parties. Further, the Company's Y2K costs incurred to date have been minimal and have not been material to the Company's financial position or results of operations. The Company does not expect to incur any significant additional costs for Y2K related issues in the future.

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

Historical Cash Flows

   The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, public equity financing, cash flow from operating activities and secured debt financing. The Company's net cash provided by operating activities increased $11.2 million, or 15.2% to $84.6 million for the year ended December 31, 1999 compared to $73.4 million for the year ended December 31, 1998. This increase was primarily attributable to the increase in net income resulting from the Net Office and Industrial Acquisitions and the Office and Industrial Development Properties and an increase in net operating income, as defined, generated by the Core Office and Industrial Properties. The increase was partially offset by increased interest expense and general and administrative expenses and a decrease in interest income.

   Cash used in investing activities decreased $151 million, or 43.9% to $193 million for the year ended December 31, 1999 compared to $344 million for the year ended December 31, 1998. Cash used in investing activities for the year ended December 31, 1999 consisted primarily of the purchase of three office buildings for $24.7 million (net of $3.6 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and the repayment of an existing $2.3 million note receivable from related parties), the purchase of the minority interest in one office complex for $1.2 million, the purchase of 31 acres of undeveloped land for $16.3 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the acquisition of a 50% interest in 55 acres of undeveloped land for $16.1 million (net of $3.8 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership), the sale of five office and five industrial properties for $22.6 million, the sale of 13 acres of undeveloped land for $5.1 million, expenditures for construction in progress of $144 million, and $17.0 million in additional tenant improvements and capital expenditures. Cash used in investing activities for year ended December 31, 1998 consisted primarily of the purchase of 25 Office and 16 Industrial Properties during 1998 for $236 million (net of $18.1 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the purchase of 56 acres of undeveloped land for $25.4 million (net of $2.5 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), expenditures for construction in progress of $65.5 million, and $13.5 million in additional tenant improvements and capital expenditures.

   Cash provided by financing activities decreased $140 million, or 52.3% to $128 million for the year ended December 31, 1999 compared to $268 million for the year ended December 31, 1998. Cash provided by financing activities for the year ended December 31, 1999 consisted primarily of $192 million in net proceeds from the issuance of mortgage debt and the issuance of $45.0 million of 9.250% Series D Preferred units (net of $1.2 million aggregate transaction costs), partially offset by $44.0 million in repayments to the Credit Facility, $53.6 million in distributions paid to common stockholders and common unitholders and $5.4 million for the Company's stock repurchase program. Cash provided by financing activities for the year ended December 31, 1998 consisted primarily of $81.8 million in net proceeds from the issuance of 3,012,326 shares of common stock through four underwritten public offerings and the issuance of 161,884 shares of common stock through two public direct placements, the issuance of $75.0 million of 8.075% Series A Preferred units and $35.0 million of 9.375% Series C Preferred units (net of $3.0 million aggregate transaction costs), and net proceeds of $132 million from the issuance of mortgage debt and net borrowings on the Credit Facility, partially offset by $48.8 million in distributions paid to common stockholders and common unitholders.

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

   The following table presents the Company's Funds from Operations, by quarter, for the years ended December 31, 1999 and 1998 and the period February 1, 1997 to December 31, 1997:

                                              1999 Quarter Ended
                                -----------------------------------------------
                                December 31, September 30, June 30,   March 31,
                                ------------ ------------- -------- -----------
                                                (in thousands)
Net income.....................   $ 8,278       $10,911    $10,796   $ 9,910
Add:
  Minority interest in earnings
   of Operating Partnership....     1,294         1,830      1,820     1,536
  Depreciation and
   amortization................    11,217         7,900      7,460     7,217
  (Gains) losses on
   dispositions of operating
   properties..................        29           (75)
  Other........................       127           127        127       127
                                  -------       -------    -------   -------
Funds From Operations..........   $20,945       $20,693    $20,203   $18,790
                                  =======       =======    =======   =======
                                              1998 Quarter Ended
                                -----------------------------------------------
                                December 31, September 30, June 30,   March 31,
                                ------------ ------------- --------  ----------
                                                (in thousands)
Net income.....................   $10,173       $ 9,985    $ 9,785   $ 8,879
Add:
  Minority interest in earnings
   of Operating Partnership....     1,528         1,451      1,432     1,210
  Depreciation and
   amortization................     7,041         6,740      6,565     5,854
  Other........................       126           175        112       118
                                  -------       -------    -------   -------
Funds From Operations..........   $18,868       $18,351    $17,894   $16,061
                                  =======       =======    =======   =======
                                        1997 Quarter Ended
                                ----------------------------------  February 1,
                                                                    to March 31,
                                December 31, September 30, June 30,    1997
                                ------------ ------------- -------- ------------
                                                (in thousands)
Net income.....................   $ 8,820       $ 6,480    $ 4,108   $ 2,652
Add:
  Minority interest in
   earnings....................     1,182           977        768       486
  Depreciation and
   amortization................     4,832         3,660      3,000     1,744
  Other........................       118           118        120        77
                                  -------       -------    -------   -------
Funds From Operations..........   $14,952       $11,235    $ 7,996   $ 4,959
                                  =======       =======    =======   =======

Inflation

   The majority of the Company's leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses. The effect of such provisions is to reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

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

   The primary market risk faced by the Company is the risk of interest rate fluctuations. More specifically, the primary market risk faced by the Company is market risk resulting from increasing LIBOR based interest rates since at December 31, 1999, interest expense on $318 million, or 57.5%, of the Company's total $554 million of debt, including borrowings under the Credit Facility, are tied to a LIBOR based interest rate. As a result, the Company pays lower rates of interest in periods of decreasing interest rates and higher rates of interest in periods of increasing interest rates. To mitigate the effect of changes in interest rates on Credit Facility borrowings and in compliance with Credit Facility debt covenants, in July 1999, the Company entered into two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense for borrowings under the Credit Facility during periods of increasing interest rates. The agreements have LIBOR based cap rates of 6.50% and expire in July 2000. The Company's exposure is limited to the unamortized cost of the caps. The cost of the cap agreements were fully amortized at December 31, 1999.

   The Company is also subject to risk resulting from fluctuations in the general level of U.S. interest rates since at December 31, 1999, $236 million, or 42.5%, of the Company's total $554 million of debt arrangements are established at a fixed weighted average interest rate of 7.75%, and since quarterly distributions of $1.5 million, $0.8 million, and $1.0 million paid to Series A, Series C and Series D Preferred unitholders, respectively, are calculated based upon a fixed rate of 8.075%, 9.375%, and 9.250% respectively. As a result, the Company will pay contractually agreed upon fixed rates of interest regardless of fluctuations in the general interest rate environment.

   The tabular presentation below provides information about the Company's interest rate sensitive financial and derivative instruments at December 31, 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading. Following the tabular presentation is additional information summarizing changes in the Company's market risk profile from 1998 to 1999 as well as changes in the Company's market risk profile subsequent to December 31, 1999.

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at December 31, 1999 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the related expected maximum interest rate index for outstanding Credit Facility borrowings from 2000 through 2002.

   For variable rate mortgage debt, the table presents the assumption that the outstanding principal balance at December 31, 1999 will be paid upon maturity in October 2003. The table also presents the related interest rate index for outstanding variable rate mortgage debt borrowings from 2000 through 2003.

   For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at December 31, 1999 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate for outstanding fixed rate mortgage debt borrowings from 2000 through 2004 and thereafter.

   For the Series A and Series C Cumulative Redeemable Preferred units (the "Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. For the Series D Cumulative Redeemable Preferred units (the "Preferred units"), the table reflects the assumption that the

Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the 9.250% Series D Cumulative Redeemable Preferred stock, in 2009 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate for outstanding Preferred units from 2000 through the exchange date. The same interest rates will apply when the Preferred units are exchanged into the Cumulative Redeemable Preferred stock.

   For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 1999.

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in millions)

                                       Maturity Date                        Fair Value
                         -----------------------------------------              at
                                                            There-         December 31,
                          2000  2001    2002   2003   2004  after   Total      1999
                         ------ ------ ------ ------ ------ ------  ------ ------------
Liabilities:
Unsecured line of
 credit:
  Variable rate.........               $228.0                       $228.0    $228.0
  Average interest rate
   index................  LIBOR  LIBOR  LIBOR
                         +1.50% +1.50% +1.50%
Mortgage debt:
  Variable rate.........                      $ 90.0                $ 90.0    $ 90.0
  Average interest rate
   index................  LIBOR  LIBOR  LIBOR  LIBOR  LIBOR
                         +1.75% +1.75% +1.75% +1.75% +1.75%

  Fixed rate............ $  4.8 $  5.2 $  5.6 $  6.1 $  6.6 $207.2  $235.5    $225.4
  Average interest
   rate.................  7.75%  7.75%  7.75%  7.75%  7.75%  7.75%

Series A, C and D
 Preferred units:
  Fixed rate............                                                      $145.9
  Average interest
   rate.................  8.71%  8.71%  8.71%  8.71%  8.71%   8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                   Maturity Date                   Fair Value
                         ---------------------------------             at
                                                    There-        December 31,
                          2000  2001 2002 2003 2004 after  Total      1999
                         ------ ---- ---- ---- ---- ------ ------ ------------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount....... $150.0                            $150.0    $ --
  Cap rate..............  6.50%
  Forward rate index....  LIBOR

Changes in Primary Risk Exposures

 Changes from December 31, 1998 to December 31, 1999

   The following table demonstrates the change in market risk profile of the Company's outstanding debt from December 31, 1998 to December 31, 1999. The change from year to year reflects a conscious strategy by management to fix a larger proportion of the Company's outstanding debt balances during 1999.

                                                                     Weighted
                                                           % of       Average
                                                           Total     Interest
                                                           Debt        Rate
                                                         ----------  ----------
                                                         1999  1998  1999  1998
                                                         ----  ----  ----  ----
   Variable rate vs. fixed rate debt:
     Variable rate(1),(2),(3)........................... 57.5% 71.8% 7.7%  6.8%
     Fixed rate......................................... 42.5% 28.2% 7.8%  8.4%

--------
(1) At December 31, 1999, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.5% which expires in July 2000.
(2) Subsequent to December 31, 1999, the Company entered into an 18-month interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.5% starting in July 2000.
(3) Subsequent to December 31, 1999, the Company entered into a two-year interest rate swap agreement to fix $150 million of its floating rate debt. Had this agreement been in place at December 31, 1999, the Company's percentage of fixed rate debt to total debt would have increased to 69.7% and the Company's weighted average interest rate for variable and fixed rate debt would have been 8.0% and 7.8%, respectively.

   During 1999, the Company issued 900,000 Series D Preferred units in addition to the 1,200,000 Series A and 700,000 Series C Preferred units issued during the year ended December 31, 1998. Beginning in the first quarter of 2000, quarterly distributions of $1.0 million, calculated using a fixed rate of 9.25%, will be payable to the Series D Preferred unitholders in addition to the $1.5 million and $0.8 million currently paid to the Series A and Series C unitholders, respectively. For the year ended December 31, 1999, distributions accrued for the Series D Preferred unitholders totaled approximately $0.2 million.

 Changes Subsequent to December 31, 1999

   In February 2000, the Company entered into an interest rate swap agreement with a total notional amount of $150 million and an interest rate cap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt instruments during periods of increasing interest rates. The swap agreement, which begins in February 2000 and expires in February 2002, requires the Company to pay a fixed rate interest payment based on an interest rate of 6.95% and receive a floating rate interest payment based on one-month LIBOR. The cap agreement, which begins in July 2000 when the Company's existing $150 million cap agreements expire, has a LIBOR based cap rate of 6.50% and expires in January 2002. The Company's exposure on the cap agreement is limited to the $1.9 million cost of the cap agreement which the Company will amortize over the life of the agreement. Had these two agreements been in place as of December 31, 1999, the Company's ratio of fixed rate debt to total debt would have increased from 42.5% to 69.7% and the Company's weighted average interest rate for fixed and variable rate debt would have increased from 7.75% and 7.67%, respectively, to 7.97% and 7.76%, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 23, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 23, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 23, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 23, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) and (2) Financial Statements and Schedules

   The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

   Independent Auditors' Report...........................................   F-2
   Consolidated Balance Sheets as of December 31, 1999 and 1998...........   F-3
   Consolidated Statements of Operations for the years ended December 31,
    1999 and 1998 and the period February 1, 1997 to December 31, 1997 and
    Combined Statement of Operations for the period January 1, 1997 to
    January 31, 1997......................................................   F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999 and 1998 and the period from February 1, 1997 to
    December 31, 1997.....................................................   F-5
   Combined Statement of Accumulated Deficit for the period January 1,
    1997 to January 31, 1997..............................................   F-6
   Consolidated Statements of Cash Flows for the years ended December 31,
    1999 and 1998 and Combined Statement of Cash Flows for the year ended
    December 31, 1997.....................................................   F-7
   Notes to Consolidated and Combined Financial Statements................   F-8
   Schedule of Valuation and Qualifying Accounts..........................  F-38

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

  3.4    Articles Supplementary of the Registrant designating 8.075% Series A
          Cumulative Redeemable Preferred Stock(10)

  3.5    Articles Supplementary of the Registrant, designating 8.075% Series A
          Cumulative Redeemable Preferred Stock(13)

  3.6    Articles Supplementary of the Registrant designating its Series B
          Junior Participating Preferred Stock (to be filed by amendment)

  3.7    Articles Supplementary of the Registrant designating its 9.375% Series
          C Cumulative Redeemable Preferred Stock(15)

 *3.8    Articles Supplementary of the Registrant designating its 9.250% Series
          D Cumulative Redeemable Preferred Stock

  4.1    Registration Rights Agreement, dated January 31, 1998(1)

  4.2    Registration Rights Agreement, dated February 6, 1999(10)

  4.3    Registration Rights Agreement, dated April 20, 1999(13)

  4.4    Registration Rights Agreement, dated November 24, 1999(15)

  4.5    Registration Rights Agreement, dated as of October 31, 1998(7)

 Exhibit
 Number                                Description
 -------                               -----------
  4.6    Rights Agreement, dated as of October 2, 1999 between Kilroy Realty
          Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights
          Agent, which includes the form of Articles Supplementary of the
          Series B Junior Participating Preferred Stock of Kilroy Realty
          Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit
          C(16)

 *4.7    Registration Rights Agreement, dated as of December 9, 1999

 10.1    Fourth Amended and Restated Agreement of Limited Partnership of Kilroy
          Realty, L.P., dated November 24, 1999(15)

 10.2    Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy
          Realty, L.P. and the parties named therein(1)

 10.3 Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein(1)

 10.4    Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy,
          Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

 10.5    1998 Stock Option and Incentive Plan of the Registrant and Kilroy
          Realty, L.P(1)

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

 10.41   Environmental Indemnity Agreement(1)

 10.42   Assignment, Rents and Security Deposits(1)

 10.43   Form of Mortgage, Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and Assignment of Leases and Rents(1)

 10.44   Assignment of Leases, Rents and Security Deposits(1)

 10.45   Purchase and Sale Agreement and Joint Escrow Instructions, dated April
          30, 1998, by and between Mission Land Company, Mission-Vacaville,
          L.P. and Kilroy Realty, L.P.(2)

 10.46   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
          April 30, 1998, by and between Camarillo Partners and Kilroy Realty,
          L.P.(2)

 10.47   Purchase and Sale Agreement and Escrow Instructions, dated May 5,
          1998, by and between Kilroy Realty, L.P. and Pullman Carnegie
          Associates(4)

 10.48 Amendment to Purchase and Sale Agreement and Escrow Instructions, dated June 27, 1998, by and between Pullman Carnegie Associates and
          Kilroy Realty, L.P.(4)

 Exhibit
 Number                                Description
 -------                               -----------
 10.49   Purchase and Sale Agreement, Contribution Agreement and Joint Escrow
          Instructions, dated May 12, 1998, by and between Shidler West
          Acquisition Company, LLC and Kilroy Realty, L.P.(3)

 10.50 First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions, dated June 6, 1998, between Kilroy
          Realty, L.P. and Shidler West Acquisition Company, L.L.C. and Kilroy
          Realty, L.P.(3)

 10.51   Second Amendment to Purchase and Sale Agreement, Contribution
          Agreement and Joint Escrow Instructions, dated June 12, 1998, by and between Shidler West Acquisition Company, LLC and Kilroy Realty,
          L.P.(3)

 10.52   Agreement of Purchase and Sale and Joint Escrow Instructions, dated
          June 12, 1998, by and between Mazda Motor of America, Inc. and Kilroy
          Realty, L.P.(4)

 10.53   Amendment to Agreement of Purchase and Sale and Joint Escrow
          Instructions, dated June 30, 1998, by and between Mazda Motor of
          America, Inc. and Kilroy Realty, L.P.(4)

 10.54   Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica,
          California, dated June 16, 1998, by and between Santa Monica Number
          Seven Associates L.P. and Kilroy Realty L.P.(4)

 10.55   Second Amendment to Credit Agreement and First Amendment to Variable
          Interest Rate Indenture of Mortgage, Deed of Trust, Security
          Agreement, Financing Statement, Fixture Filing and Assignment of
          Leases and Rent dated August 13, 1998(5)

 10.56   Purchase and Sale Agreement and Joint Escrow Instructions, dated July
          10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners(6)

 10.57   First Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated August 22, 1998(6)

 10.58   Second Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated September 5, 1998(6)

 10.59   Third Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated September 19, 1998(6)

 10.60   Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated September 22, 1998(6)

 10.61   Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated September 23, 1998(6)

 10.62   Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated September 25, 1998(6)

 10.63   Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated September 29, 1998(6)

 10.64   Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated October 2, 1998(6)

 10.65   Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P.
          and Mission Square Partners, dated October 24, 1998(6)

 10.66   Contribution Agreement, dated October 21, 1998, by and between Kilroy
          Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(8)

 Exhibit
 Number                                Description
 -------                               -----------
  10.67  Purchase and Sale Agreement and Escrow Instructions, dated December
          11, 1998, by and between Kilroy Realty, L.P. and Swede-Cal
          Properties, Inc., Viking Investors of Southern California, L.P. and
          Viking Investors of Southern California II, L.P.(9)

  10.68 Amendment to the Contribution Agreement, dated October 14, 1999, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The
          Allen Group and the Allens, dated October 21, 1998(15)

  10.69  Amended and Restated Revolving Credit Agreement, dated as of October
          8, 1999 among Kilroy Realty, L.P., Morgan Guaranty Trust Company of
          New York, as Bank and as Lead Agent for the Banks, and the Banks listed therein.(14)

  10.70 Amended and Restated Guaranty of Payment, dated as of October 8, 1999, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of New York.(14)

  10.71  Promissory Notes Aggregating $95.0 Million Payable to Teachers
          Insurance and Annuity Association of America(18)

  10.72  Form of Deed of Trust, Assignment of Leases and Rents, Security
          Agreement and Fixture Filing Statement Securing Promissory Notes
          Payable to Teachers Insurance and Annuity Association of America(18)

  10.73  Second Amended and Restated Revolving Credit Agreement and Form of
          Notes Aggregating $400 million(19)

  10.74  Second Amended and Restated Guaranty of Payment(19)

  10.75  Credit Agreement and Form of Promissory Notes Aggregating $90.0
          million(19)

  10.76  Variable Interest Rate Deed of Trust, Leasehold Deed of Trust,
          Assignment of Rents, Security Agreement and Fixture Filing(19)

  10.77  Guaranty of Recourse Obligations of Borrowing(19)

 *10.78  First Amendment to Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated December 9, 1999

  21.1   List of Subsidiaries of the Registrant(17)

 *23.1   Consent of Deloitte & Touche LLP

 *24.1   Power of Attorney (included in the signature page of this Form 10-K)

 *27.1   Financial Data Schedule

--------
 *  Filed herewith

**  Previously filed

 (1) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective in January 28, 1998 and incorporated herein by reference.

 (2) Previously filed as exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1998, and incorporated herein by reference.

 (3) Previously filed as exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

 (4) Previously filed as exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.

 (6) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1998, and incorporated herein by reference.

 (7) Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1998, and incorporated herein by reference.

 (8) Previously filed as exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1998, and incorporated herein by reference.

 (9) Previously filed as exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1998, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 6, 1999 and incorporated herein by reference.

(11) Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1998 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 1999 and incorporated herein by reference.

(14) Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 1999 and incorporated herein by reference.

(15) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 1999 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(17) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

(18) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended March 31, 1999, and incorporated herein by reference.

(19) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1999, and incorporated herein by reference.

   (b) Reports on Form 8K

   The Company filed the Current Report on Form 8-K (No. 1-12675) dated December 9, 1999 in connection with the announcement of the Company's up to
3.0 million share repurchase program.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2000.

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

                 Name                           Title                 Date
                 ----                           -----                 ----

     /s/ John B. Kilroy, Sr.          Chairman of the Board      March 16, 2000
 ____________________________________
         John B. Kilroy, Sr.

     /s/ John B. Kilroy, Jr.          President, Chief           March 16, 2000
 ____________________________________  Executive Officer and
         John B. Kilroy, Jr.           Director (Principal
                                       Executive Officer)

     /s/ Richard E. Moran Jr.         Executive Vice President   March 16, 2000
 ____________________________________  and Chief Financial
         Richard E. Moran Jr.          Officer (Principal
                                       Financial Officer)

      /s/ Ann Marie Whitney           Vice President and         March 16, 2000
 ____________________________________  Controller (Principal
          Ann Marie Whitney            Accounting Officer)

       /s/ John R. D'Eathe            Director                   March 16, 2000
 ____________________________________
           John R. D'Eathe

                 Name                   Title         Date
                 ----                   -----         ----

      /s/ William P. Dickey           Director   March 16, 2000
 ____________________________________
          William P. Dickey

       /s/ Matthew J. Hart            Director   March 16, 2000
 ____________________________________
           Matthew J. Hart

       /s/ Dale F. Kinsella           Director   March 16, 2000
 ____________________________________
           Dale F. Kinsella

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998
                       AND FOR THE THREE YEARS THEN ENDED

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998............   F-3

Consolidated Statements of Operations for the years ended December 31,
 1999 and 1998 and the period February 1, 1997 to December 31, 1997 and
 Combined Statement of Operations for the period January 1, 1997 to
 January 31, 1997.......................................................   F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999 and 1998 and the period February 1, 1997 to December
 31, 1997...............................................................   F-5

Combined Statement of Accumulated Deficit for the period January 1, 1997
 to January 31, 1997....................................................   F-6

Consolidated Statements of Cash Flows for the years ended December 31,
 1999 and 1998 and Combined Statement of Cash Flows for the year ended
 December 31, 1997......................................................   F-7

Notes to Consolidated and Combined Financial Statements.................   F-8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

   We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the "Company") as of December 31, 1999 and 1998, the related consolidated statements of operations and shareholders' equity for the years ended December 31, 1999 and 1998 and the period February 1, 1997 to December 31, 1997, and the combined statements of operations and accumulated deficit of the Kilroy Group (described in Note 1) for the period January 1, 1997 to January 31, 1997; and the consolidated statements of cash flows for the years ended December 31, 1999 and 1998 and the combined statement of cash flows for the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of operations and cash flows of the Company and the Kilroy Group for the respective stated periods in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 10, 2000

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                        ASSETS
                        ------

INVESTMENT IN REAL ESTATE (Notes 2, 3, 6, 13, 15, 19,
 and 20):
  Land and improvements................................ $  274,463  $  253,500
  Buildings and improvements...........................    946,130     828,425
  Undeveloped land and construction in progress, net...    189,645     112,359
                                                        ----------  ----------
    Total investment in real estate....................  1,410,238   1,194,284
  Accumulated depreciation and amortization............   (174,427)   (145,437)
                                                        ----------  ----------
    Investment in real estate, net.....................  1,235,811   1,048,847
CASH AND CASH EQUIVALENTS..............................     26,116       6,443
RESTRICTED CASH........................................      6,636       6,896
TENANT RECEIVABLES, NET (Note 4).......................     22,078      18,919
NOTES RECEIVABLE FROM RELATED PARTIES (Note 13)........                  8,798
DEFERRED FINANCING AND LEASING COSTS, NET (Note 5).....     27,840      16,168
PREPAID EXPENSES AND OTHER ASSETS......................      2,020       3,146
                                                        ----------  ----------
    TOTAL ASSETS....................................... $1,320,501  $1,109,217
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
LIABILITIES:
  Mortgage debt (Note 6)............................... $  325,516  $  133,383
  Unsecured line of credit (Note 7)....................    228,000     272,000
  Accounts payable and accrued expenses................     26,260      16,791
  Accrued distributions (Note 9).......................     13,456      12,895
  Rents received in advance and tenant security
   deposits............................................     20,287      17,749
                                                        ----------  ----------
    Total liabilities..................................    613,519     452,818
                                                        ----------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

MINORITY INTERESTS (Note 8):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders.........................................     73,716      73,718
  9.375% Series C Cumulative Redeemable Preferred
   unitholders.........................................     34,464      34,410
  9.250% Series D Cumulative Redeemable Preferred
   unitholders.........................................     44,022
  Common unitholders of the Operating Partnership......     71,920      72,372
  Minority interest in Development LLCs................      9,931
                                                        ----------  ----------
    Total minority interests...........................    234,053     180,500
                                                        ----------  ----------
STOCKHOLDERS' EQUITY (Note 9):
  Preferred stock, $.01 par value, 28,300,000 shares
   authorized,
   none issued and outstanding.........................
  8.075% Series A Cumulative Redeemable Preferred
   stock, $.01 par value, 1,700,000 shares authorized,
   none issued and outstanding.........................
  Series B Junior Participating Preferred stock, $.01
   par value,
   400,000 shares authorized, none issued and
   outstanding.........................................
  9.375% Series C Cumulative Redeemable Preferred
   stock, $.01 par value, 700,000 shares authorized,
   none issued and outstanding.........................
  9.250% Series D Cumulative Redeemable Preferred
   stock, $.01 par value, 1,000,000 shares authorized,
   none issued and outstanding.........................
  Common stock, $.01 par value, 150,000,000 shares
   authorized,
   27,808,410, and 27,639,210 shares issued and
   outstanding, respectively...........................        278         276
  Additional paid-in capital...........................    491,204     487,467
  Distributions in excess of earnings..................    (18,553)    (11,844)
                                                        ----------  ----------
    Total stockholders' equity.........................    472,929     475,899
                                                        ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $1,320,501  $1,109,217
                                                        ==========  ==========

   See accompanying notes to consolidated and combined financial statements.

                   KILROY REALTY CORPORATION CONSOLIDATED AND
                             KILROY GROUP COMBINED

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                      Kilroy Realty Corporation        Kilroy Group
                                -------------------------------------- ------------
                                                          February 1,   January 1,
                                 Year Ended   Year Ended    1997 to      1997 to
                                December 31, December 31, December 31, January 31,
                                    1999         1998         1997         1997
                                ------------ ------------ ------------ ------------
REVENUES (Note 15):
  Rental income...............   $  140,182   $  117,338   $   56,069     $2,760
  Tenant reimbursements.......       16,316       14,956        6,751        306
  Interest income.............        1,175        1,698        3,571
  Other income (Note 2).......        2,027        3,096          889         18
                                 ----------   ----------   ----------     ------
    Total revenues............      159,700      137,088       67,280      3,084
                                 ----------   ----------   ----------     ------
EXPENSES:
  Property expenses (Note
   15)........................       20,669       19,281        8,770        579
  Real estate taxes (Note
   15)........................       12,369       10,383        4,199        137
  General and administrative
   expenses...................        9,091        7,739        4,949         78
  Ground leases (Note 15).....        1,397        1,223          938         64
  Provision for potentially
   unrecoverable pre-
   development costs (Note 2)..                    1,700
  Development expense.........                                                46
  Interest expense............       26,309       20,568        9,738      1,895
  Depreciation and
   amortization...............       33,794       26,200       13,236        787
                                 ----------   ----------   ----------     ------
    Total expenses............      103,629       87,094       41,830      3,586
                                 ----------   ----------   ----------     ------
INCOME (LOSS) BEFORE GAINS ON
 DISPOSITIONS OF OPERATING
 PROPERTIES, EQUITY IN INCOME
 OF UNCONSOLIDATED SUBSIDIARY,
 MINORITY INTERESTS AND
 EXTRAORDINARY GAINS..........       56,071       49,994       25,450       (502)
GAINS ON DISPOSITIONS OF
 OPERATING PROPERTIES.........           46
EQUITY IN INCOME OF
 UNCONSOLIDATED SUBSIDIARY....           17            5           23
                                 ----------   ----------   ----------     ------
INCOME (LOSS) BEFORE MINORITY
 INTERESTS AND EXTRAORDINARY
 GAINS........................       56,134       49,999       25,473       (502)

MINORITY INTERESTS:
  Distributions on Cumulative
   Redeemable Preferred
   units......................       (9,560)      (5,556)
  Minority interest in
   earnings of Operating
   Partnership................       (6,480)      (5,621)      (3,413)
  Minority interest in
   earnings of Development
   LLCs.......................         (199)
                                 ----------   ----------   ----------     ------
    Total minority interests..      (16,239)     (11,177)      (3,413)
                                 ----------   ----------   ----------     ------
INCOME (LOSS) BEFORE
 EXTRAORDINARY GAINS..........       39,895       38,822       22,060       (502)
EXTRAORDINARY GAINS (Note 2)..                                             3,204
                                 ----------   ----------   ----------     ------
NET INCOME....................   $   39,895   $   38,822   $   22,060     $2,702
                                 ==========   ==========   ==========     ======
Net income per common share--
 basic (Note 16)..............   $     1.44   $     1.44   $     1.20
                                 ==========   ==========   ==========
Net income per common share--
 diluted (Note 16)............   $     1.44   $     1.43   $     1.19
                                 ==========   ==========   ==========
Weighted average shares
 outstanding--basic (Note
 16)..........................   27,701,495   26,989,422   18,445,149
                                 ==========   ==========   ==========
Weighted average shares
 outstanding--diluted
 (Note 16) ...................   27,727,303   27,059,988   18,539,299
                                 ==========   ==========   ==========

   See accompanying notes to consolidated and combined financial statements.

                     KILROY REALTY CORPORATION CONSOLIDATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Two Years Ended December 31, 1999 and 1998 and the
                  Period February 1, 1997 to December 31, 1997
                (in thousands, except share and per share data)

                                            Additional Distributions
                         Number of   Common  Paid-in   in Excess of
                           Shares    Stock   Capital     Earnings      Total
                         ----------  ------ ---------- ------------- ---------
BALANCE AT FEBRUARY 1,
 1997...................         50          $      1    $(104,540)  $(104,539)
  Issuance of common
   stock................ 24,375,000   $244    438,894      104,540     543,678
  Issuance of restricted
   stock (Note 11)......    100,000      1                                   1
  Restricted stock
   compensation (Note
   11)..................                          422                      422
  Repurchase of common
   stock................        (50)               (1)                      (1)
  Adjustment for
   minority interest....                      (36,153)                 (36,153)
  Dividends declared
   ($1.42 per share)....                                   (28,318)    (28,318)
  Net income............                                    22,060      22,060
                         ----------   ----   --------    ---------   ---------
BALANCE AT DECEMBER 31,
 1997................... 24,475,000    245    403,163       (6,258)    397,150
  Issuance of common
   stock (Note 9).......  3,174,210     31     81,782                   81,813
  Restricted stock
   compensation (Note
   11)..................                          531                      531
  Repurchase of common
   stock................    (10,000)             (285)                    (285)
  Adjustment for
   minority interest....                        2,276                    2,276
  Dividends declared
   ($1.62 per share)....                                   (44,408)    (44,408)
  Net income............                                    38,822      38,822
                         ----------   ----   --------    ---------   ---------
BALANCE AT DECEMBER 31,
 1998................... 27,639,210    276    487,467      (11,844)    475,899
  Conversion of common
   units of the
   Operating Partnership
   (Note 9).............    444,200      4    (15,644)                 (15,640)
  Restricted stock
   compensation (Note
   11)..................                          508                      508
  Repurchase of common
   stock (Note 9).......   (275,000)    (2)    (5,564)                  (5,566)
  Adjustment for
   minority interest....                       24,437                   24,437
  Dividends declared
   ($1.68 per share)....                                   (46,604)    (46,604)
  Net income............                                    39,895      39,895
                         ----------   ----   --------    ---------   ---------
BALANCE AT DECEMBER 31,
 1999................... 27,808,410   $278   $491,204    $ (18,553)  $ 472,929
                         ==========   ====   ========    =========   =========

   See accompanying notes to consolidated and combined financial statements.

                                  KILROY GROUP

                   COMBINED STATEMENT OF ACCUMULATED DEFICIT

                      January 1, 1997 to January 31, 1997
                                 (in thousands)

BALANCE AT DECEMBER 31, 1996........................................ $(113,777)
  Deemed and actual contributions from partners, net of
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

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                            STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................  $  39,895  $  38,822  $  24,762
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization..............     33,794     26,200     14,023
   Provision for uncollectible tenant
    receivables and unbilled deferred rent....      2,158      1,107      1,078
   Provision for potentially unrecoverable
    pre-development costs.....................                 1,700
   Minority interests in earnings of
    Operating Partnership and Development
    LLCs .....................................      6,679      5,621      3,413
   Restricted stock compensation..............        508        531        422
   Gains on dispositions of operating
    properties and undeveloped land...........       (585)
   Extraordinary gains........................                           (3,204)
   Other, net.................................       (216)      (281)       (23)
   Changes in assets and liabilities:
     Tenant receivables.......................     (5,317)    (9,370)    (5,403)
     Deferred leasing costs...................     (4,808)    (2,652)    (4,819)
     Prepaid expenses and other assets........       (698)     1,483     (3,654)
     Accounts payable and accrued expenses....     10,392      7,455      2,097
     Accrued cost of option buy-out and
      tenant improvements.....................                           (1,390)
     Rents received in advance and tenant
      security deposits.......................      2,538      1,719      1,626
     Accrued distributions on Cumulative
      Redeemable Preferred units..............        295      1,094
                                                ---------  ---------  ---------
       Net cash provided by operating
        activities............................     84,635     73,429     28,928
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for operating properties.......    (43,159)  (242,287)  (512,071)
  Expenditures for undeveloped land and
   construction in progress...................   (178,244)   (98,438)   (34,671)
  Proceeds from dispositions of operating
   properties.................................     22,612
  Proceeds from dispositions of undeveloped
   land.......................................      5,051
  Notes receivable from related parties.......                (8,798)
  Decrease (increase) in escrow deposits......        350      4,764     (5,114)
  Net investment in and advances from (to)
   unconsolidated subsidiary..................        595      1,042       (100)
                                                ---------  ---------  ---------
       Net cash used in investing activities..   (192,795)  (343,717)  (551,956)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..                81,813    543,678
  Repurchases of common stock.................     (5,350)
  Net proceeds from issuance of Cumulative
   Redeemable Preferred units.................     43,779    107,034
  Proceeds from issuance of mortgage debt.....    215,000      5,000     98,000
  Net (repayments) borrowings on line of
   credit.....................................    (44,000)   130,000    142,000
  Principal payments on mortgage debt.........    (22,867)    (2,979)  (226,549)
  Financing costs.............................     (5,392)    (3,007)    (4,325)
  Decrease (increase) in restricted cash......        260     (1,216)    (5,680)
  Distributions paid..........................    (53,597)   (48,843)   (21,702)
  Deemed and actual contributions from
   partners, net..............................                            6,535
                                                ---------  ---------  ---------
       Net cash provided by financing
        activities............................    127,833    267,802    531,957
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     19,673     (2,486)     8,929
Cash and cash equivalents, beginning of year..      6,443      8,929
                                                ---------  ---------  ---------
Cash and cash equivalents, end of year........  $  26,116  $   6,443  $   8,929
                                                =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of capitalized
   interest...................................  $  25,035  $  18,442  $  13,095
                                                =========  =========  =========
  Distributions paid to Cumulative Redeemable
   Preferred unitholders .....................  $   9,265  $   4,462
                                                =========  =========
NON-CASH TRANSACTIONS:
  Accrual of distributions payable (Note 9)...  $  13,456  $  12,895  $  10,804
                                                =========  =========  =========
  Issuance of common limited partnership units
   of the Operating Partnership to acquire
   operating properties and undeveloped land
   (Notes 3 and 13)...........................  $   9,915  $  20,569  $  19,263
                                                =========  =========  =========
  Minority interest recorded in connection
   with Development LLCs undeveloped land
   acquisitions (Notes 3, 8 and 13)...........  $   9,732
                                                =========
  Note receivable from related parties repaid
   in connection with operating property
   acquisition (Note 13)......................  $   2,267
                                                =========
  Note receivable from related parties
   satisfied in connection with Development
   LLCs undeveloped land acquisitions (Note
   13)........................................  $   6,531
                                                =========
  Issuance of mortgage debt to acquire
   operating properties.......................                        $  41,102
                                                                      =========

   See accompanying notes to consolidated and combined financial statements.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 1999

1. Organization and Ownership

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate located in California, Washington, Nevada and Arizona. The Company, which qualifies and operates as a self-administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, commenced operations upon the completion of its initial public offering in January 1997.

   As of December 31, 1999, the Company's stabilized portfolio of operating properties consisted of 84 office buildings (the "Office Properties") and 87 industrial buildings (the "Industrial Properties," and together with the Office Properties, the "Properties") which encompassed approximately 6.1 million and 6.5 million rentable square feet, respectively, and was 96.7% occupied. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties, excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of December 31, 1999, the Company had seven office properties under construction which when completed are expected to encompass an aggregate of approximately 861,500 rentable square feet. The Company did not have any properties in lease-up at December 31, 1999 since all of the properties developed and completed by the Company during 1999 and 1998, encompassing an aggregate of approximately 862,400 and 1.1 million of rentable square feet, respectively, stabilized during 1999. All but 15 of the Company's properties are located in Southern California. All of the Company's development projects are located in Southern California.

   The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 1999 and 1998, it owned an 86.8% general partnership interest. The remaining 13.2% limited partnership interest in the Operating Partnership was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors (see Note
8). Kilroy Realty Finance, Inc, ("Finance Inc."), a wholly owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partner interest. The Operating Partnership, owns the remaining 99% limited partner interest.

   In 1998, the Company formed two limited liability companies, Kilroy Gateway Partners, L.L.C. and Kilroy Carmel Partners, L.L.C. (collectively, the "Development LLCs") to develop two multi-phased office projects in San Diego, California. During the first quarter of 1999, the Company, through the Operating Partnership, became a 50% managing partner in the Development LLCs as a result of the acquisitions of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs (see Notes 3 and 13). The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California, is the other 50% owner. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, Finance Inc. and the Development LLCs.

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

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

   The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership and Finance Inc. The consolidated financial statements as of and for the years ended December 31, 1999 and 1998 also include the consolidated financial position and results of operations of the Development LLCs. The Development LLCs are consolidated for financial reporting purposes since the Company holds significant control over the entities through a 50% managing partner ownership interest, combined with the ability to control all significant development and operating decisions. The operating results of the development services business conducted by Kilroy Services, Inc. ("KSI") are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

   The combined financial statements of the Kilroy Group reflect a combination of real estate properties which were under the common control of KI and/or its stockholders, including John B. Kilroy, Sr. and John B. Kilroy, Jr., and which were contributed to the Operating Partnership upon the consummation of the IPO. The Kilroy Group is considered the predecessor entity to the Company due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated in the combined financial statements.

Significant Accounting Policies:

   Operating properties--Operating properties are stated at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties are capitalized to the Company's investment in that property. Maintenance and repairs are charged to expense as incurred. The Company's stabilized portfolio of operating properties consists of all of the Company's Office and Industrial Properties, excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion.

   The Company evaluates fair value for financial reporting purposes on a property by property basis using future undiscounted cash flows, excluding interest charges. In the event that periodic assessments or other factors reveal a potential impairment condition, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company had not recorded any such impairment losses at December 31, 1999 and 1998.

   Depreciation and amortization--The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 20 years, for tenant improvements. Depreciation expense for buildings and improvements for the years ended December 31, 1999 and 1998, the eleven months ended December 31, 1997, and the one month ended January 31, 1997 was $29.0 million, $23.7 million, $11.5 million and $0.7 million, respectively.

   Construction in progress--Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

progress. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property.

   At December 31, 1999 and 1998, construction in progress was carried net of a $0.7 million and $1.7 million allowance for potentially unrecoverable pre-development costs, respectively. The allowance, which provides for costs incurred for development projects that the Company may at some point in the development process decide not to pursue, was established by estimating probable exposures to these types of costs for each of the projects in the Company's development pipeline. Management's determination of the allowance was calculated on a project by project basis using a series of probability factors based on the Company's historical experience. The allowance is increased by provisions charged against income. The allowance for potentially unrecoverable pre-development costs at December 31, 1999 and 1998 was maintained at a level believed to be adequate by management.

   Cash and cash equivalents--The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

   Restricted cash--Restricted cash consists of cash held as collateral to provide credit enhancement for the Company's mortgage debt and cash reserves for property taxes, capital expenditures and tenant improvements.

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

   Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible tenant receivables and unbilled deferred rent. Management's determination of the adequacy of the allowance is based upon evaluations of individual receivables, past loss experience, current economic conditions, and other relevant factors. The allowance is increased by provisions charged against income. The allowance for uncollectible tenant receivables and unbilled deferred rent was maintained at a level believed adequate by management to absorb potential losses from both current and deferred tenant receivables at December 31, 1999 and 1998.

   Deferred financing and leasing costs--Costs incurred in connection with debt financing and property leasing are capitalized as deferred financing and leasing costs. Deferred financing costs include loan fees which are amortized using the effective interest method over the terms of the respective loans. Deferred leasing costs include leasing commissions which are amortized on the straight-line method over the initial lives of the leases which range from one to 20 years.

   Minority interests--Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs (see Note 8).

   Other income--Other income includes revenue earned from lease termination fees, management fees, and for the year ended December 31, 1999, gains on dispositions of undeveloped land.

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

   Income taxes--The Company believes it qualifies and intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ended December 31, 1997. As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 95% of its taxable income to its stockholders and satisfies certain quarterly requirements of the Code relating to the composition of its income and assets. The Company had met all of its REIT distribution and technical requirements at December 31, 1999, 1998 and 1997. State income tax requirements are essentially the same as Federal tax requirements.

   Fair value of financial instruments--The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 1999 and 1998.

   Derivative financial instruments--The Company's derivative financial instruments at December 31, 1999 and 1998 consisted of two interest rate cap agreements with an aggregate notional amount of $150 million. The Company purchased the interest rate cap agreements to effectively limit interest expense exposure on borrowings under the Company's floating rate debt instruments during periods of increasing interest rates.

   The Company's interest rate cap agreements consist of agreements with other counterparties to receive, at specified intervals and over specified periods of time, payments equal to the excess, if any, between the hypothetical interest rate (cap rate) and the then current market rate of interest as calculated by reference to a specified notional amount and a specified interest rate index. The only amount the Company is obligated to pay is an initial premium, which is included in other assets on the consolidated balance sheets and amortized to interest expense ratably over the shorter of the term of the cap agreement or the remaining life of the debt instrument the cap agreement is hedging. At the time the agreements were entered into, the cap rates exceeded market. The interest rate specified by the agreements have been and are expected to continue to be highly correlated with the interest rates on the Company's floating rate debt. Interest payments to be received as a result of interest rate cap agreements are accrued in other assets and recognized as a reduction of interest expense related to the designated debt (the accrual accounting method). There were no payments from the interest rate cap agreements accrued at December 31, 1999 and 1998.

   Subsequent to December 31, 1999, the Company entered into an interest rate swap agreement with a notional amount of $150 million and an interest rate cap agreement with a notional amount of $150 million. Under the Company's swap agreement the Company will be obligated to pay a fixed interest rate and receive a floating interest rate as calculated by reference to a specified interest rate index. The floating interest rate specified by the agreement has been and is expected to continue to be highly correlated with the floating interest rates on the Company's floating rate debt. Interest payments to be paid or received as a result of interest rate swap agreements will be accrued in accrued expenses on the consolidated balance sheets and recognized as an adjustment of interest expense related to the designated debt (the accrual accounting method).

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

   Concentration of credit risk--156 of the Company's total 171 properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

   One office property tenant, Hughes Space and Communications, accounted for approximately 6.4%, 7.4%, and 14.7% of the Company's total base rental revenues for the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997, respectively. At December 31, 1999 and 1998, the Company had no outstanding tenant receivables from this tenant.

   The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.1 million per institution. At December 31, 1999 and 1998, the Company had cash accounts in excess of FDIC insured limits.

   Recent accounting pronouncements--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

3. Acquisitions, Dispositions, and Completed Development Projects

 Acquisitions

   During the year ended December 31, 1999, the Company consummated a series of transactions to acquire three office buildings (see Note 21) and the 12.5% minority interest in a three-building complex the Company owns in Diamond Bar, California for an aggregate purchase price of approximately $28.2 million in cash and 168,402 common units of the Operating Partnership valued at approximately $3.6 million based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange ("NYSE") at the time of acquisition. The three office buildings contain approximately 176,900 aggregate rentable square feet. The common units were issued in connection with the acquisition of two office buildings located in San Diego, California from entities controlled by Richard S. Allen, a former member of the Company's Board of Directors (see Note 13).

   During the year ended December 31, 1999, the Company consummated a series of transactions to acquire 31 acres of undeveloped land for an aggregate purchase price of approximately $16.3 million in cash and 119,460

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

common units of the Operating Partnership valued at approximately $2.5 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of acquisition. The common units were issued in connection with the acquisition of three acres of undeveloped land located in San Diego, California from The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California (see Note
13).

   During the first quarter of 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California for $16.1 million and 184,172 common limited partnership units of the Operating Partnership valued at $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of acquisition. The undeveloped land was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997 that provided for the joint development of two office projects with approximately 1.1 million aggregate rentable square feet over the next five years (see Note 13).

   During the year ended December 31, 1998, the Company consummated a series of transactions to acquire 25 office and 16 industrial buildings (the "1998 Acquisitions") (see Notes 20 and 21) for an aggregate purchase price of approximately $236 million in cash and 703,869 common units of the Operating Partnership valued at approximately $18.1 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of acquisition. The office and industrial buildings contain approximately 1.4 million and 674,000 aggregate rentable square feet, respectively. The common units were issued in connection with the acquisition of four office buildings located in San Diego, California and one industrial building located in Reno, Nevada from entities controlled by Richard S. Allen (see Note 13).

   During the year ended December 31, 1998, the Company consummated a series of transactions to acquire approximately 56 acres of undeveloped land for an aggregate purchase price of approximately $25.4 million in cash and 90,787 common units of the Operating Partnership valued at approximately $2.5 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of acquisition. The common units were issued in connection with the acquisition of 18 acres of undeveloped land located in Calabasas, California from a partnership controlled by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer (see Note 13).

   The 1999 and 1998 operating property and undeveloped land acquisitions were all funded primarily with existing working capital and borrowings on the Company's revolving unsecured credit facility.

 Dispositions

   During the year ended December 31, 1999, the Company consummated a series of transactions to sell five office and five industrial buildings for an aggregate sales price of $14.6 million and $8.0 million, respectively. The office and industrial buildings contained approximately 113,700 and 335,800 aggregate rentable square feet, respectively. The net gain on sale of $46,000 from these dispositions is reported after income from operations in the consolidated statements of operations. The Company used the sales proceeds to repay borrowings under its revolving unsecured credit facility, to fund development expenditures and to fund the Company's share repurchase program (see Note 9).

   During the year ended December 31, 1999, the Company consummated a series of transactions to sell 13 acres of undeveloped land for an aggregate sales price of $5.1 million. Of the total 13 acres sold, eight acres related to the sale of a portion of the 18-acre undeveloped land parcel in Calabassas, California which the Company acquired from John B. Kilroy, Sr. and John B. Kilroy, Jr. during 1998 (see Note 13). As a result of the sale, a portion of the public facility bonds related to this undeveloped land parcel was defeased (see Note 13).

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

The total gain on sale of $0.5 million from these dispositions is included in other income in the consolidated statements of operations. The Company used the sales proceeds to repay borrowings under its revolving credit facility and to fund development expenditures.

 Completed Development Projects

   During the year ended December 31, 1999, the Company completed the development of six office and four industrial buildings encompassing an aggregate of approximately 472,200 and 390,200 rentable square feet of office and industrial space, respectively. All 10 of these buildings were stabilized by the Company during 1999 and were therefore included in the Company's stabilized portfolio of operating properties at December 31, 1999.

   During the year ended December 31, 1998, the Company completed the development of one office and five industrial buildings encompassing an aggregate of approximately 78,000 and 1.0 million rentable square feet, respectively. Of the total 1.1 million rentable square feet completed during 1998, 344,500 rentable square feet was stabilized by the Company during 1998 and was included in the Company's stabilized operating portfolio at December 31, 1998. The Company stabilized the remaining rentable square feet during 1999.

4. Tenant Receivables

   Tenant receivables consisted of the following at December 31:

                                                               1999     1998
                                                              -------  -------
                                                               (in thousands)
   Tenant rent, reimbursements, and other receivables.......  $ 9,305  $12,126
   Unbilled deferred rent...................................   15,466    8,249
   Allowance for uncollectible tenant receivables and
    unbilled deferred rent..................................   (2,693)  (1,456)
                                                              -------  -------
     Tenant receivables, net................................  $22,078  $18,919
                                                              =======  =======

5. Deferred Financing and Leasing Costs

   Deferred financing and leasing costs are summarized as follows at December
31:

                                                                1999     1998
                                                               -------  -------
                                                                (in thousands)
   Deferred financing costs................................... $ 6,892  $ 6,792
   Deferred leasing costs.....................................  32,872   20,506
                                                               -------  -------
     Total deferred financing and leasing costs...............  39,764   27,298
   Accumulated amortization................................... (11,924) (11,130)
                                                               -------  -------
     Deferred financing and leasing costs, net................ $27,840  $16,168
                                                               =======  =======

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


6. Mortgage Debt

   Mortgage debt consisted of the following at December 31:

                                                               1999     1998
                                                             -------- --------
                                                              (in thousands)
   Mortgage note payable, due April 2009, fixed interest at
    7.20%, monthly principal and interest payments.......... $ 93,953
   Mortgage note payable, due October 2003, interest at
    LIBOR + 1.75%, (7.94% at December 31, 1999), monthly
    interest-only payments..................................   90,000
   Mortgage note payable, due February 2022, fixed interest
    at 8.35%,
    monthly principal and interest payments(a)..............   80,812 $ 82,025
   Mortgage note payable, due May 2017, fixed interest at
    7.15%, monthly principal and interest payments..........   29,440
   Mortgage note payable, due January 2000, interest at
    LIBOR + 1.50%,
    (7.05% at December 31, 1998), monthly interest-only
    payments................................................            19,000
   Mortgage note payable, due December 2005, fixed interest
    at 8.45%, monthly principal and interest payments.......   12,973   13,385
   Mortgage note payable, due November 2014, fixed interest
    at 8.43%, monthly principal and interest payments.......   10,966   11,323
   Mortgage note payable, due October 2013, fixed interest
    at 8.21%, monthly principal and interest payments.......    7,372    7,650
                                                             -------- --------
                                                             $325,516 $133,383
                                                             ======== ========

--------
(a) Beginning February 2005, the mortgage note is subject to increases in the effective interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

   The Company's mortgage debt was secured by 55 properties at December 31, 1999 with a combined net book value of $459 million and 24 properties at December 31, 1998 with a combined net book value of $166 million. As of December 31, 1999 and 1998, the Company's mortgage debt had a weighted average interest rate of 7.80% and 8.22%, respectively.

   At December 31, 1999, six of the Company's mortgage loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company's properties and the assignment of certain rents and leases associated with those properties.

   Scheduled principal payments for the above mortgage loans at December 31, 1999 were as follows:

   Year Ending                                                    (in thousands)
   -----------                                                    -------------
     2000........................................................   $  4,834
     2001........................................................      5,225
     2002........................................................      5,647
     2003........................................................     96,103
     2004........................................................      6,596
     Thereafter..................................................    207,111
                                                                    --------
       Total.....................................................   $325,516
                                                                    ========

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

7. Unsecured Line of Credit

   In November 1999, the Company increased its borrowing capacity and obtained a new $400 million unsecured revolving credit facility (the "Credit Facility") with a bank group lead by Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank, to replace its previous $350 million Credit Facility (the "$350 million Credit Facility") which was scheduled to mature in February 2000, with the option to extend for one year. The Credit Facility bears interest at a rate between LIBOR plus 1.13% and LIBOR plus 1.75% (7.56% at December 31, 1999), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. At December 31, 1999, the Company had borrowings of $228 million outstanding under the Credit Facility and availability of approximately $86.7 million. Availability under the Credit Facility depends upon the value of the Company's pool of unencumbered assets. The fee for unused funds ranges from 0.20% to 0.35% depending on the Company's leverage ratios. The Company expects to use the Credit Facility to finance development expenditures and for general corporate uses.

   In July 1998, the Company entered into two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt instruments during periods of increasing interest rates. The agreements have LIBOR based cap rates of 6.50% and expire in July 2000. The Company's exposure is limited to the $0.2 million cost of the cap agreements, which the Company has amortized and included as a component of interest expense in the consolidated statement of operations. The cost of the cap agreements were fully amortized at December 31, 1999. The $0.1 million unamortized balance of the cost of the cap agreements at December 31, 1998 was included in other assets in the consolidated balance sheet.

   In February 2000, the Company entered into an interest rate swap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement, which begins in February 2000 and expires in February 2002, requires the Company to pay fixed rate interest payments based on an interest rate of 6.95% and receive floating rate interest payments based on one-month LIBOR.

   In February 2000, the Company entered into an interest rate cap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement, which begins in July 2000 when the Company's existing $150 of cap agreements expire, has a LIBOR based cap rate of 6.50% and expires in January 2002. The Company's exposure is limited to the $1.9 million cost of the cap agreement which the Company will amortize over the life of the agreement and include as a component of interest expense in the consolidated statements of operations.

   As of December 31, 1998, the Company maintained a $350 million unsecured Credit Facility with a bank group led by Morgan Guaranty Trust Company of New York. The $350 million Credit Facility bore interest at a rates that ranged from LIBOR plus 1.00% to LIBOR 1.38% (6.81% at December 31, 1998), depending on the Company's leverage ratio at the time of borrowing, and was scheduled to mature in February 2000, with the option to extend for one year. The fee for unused funds was 0.20% based on outstanding balances. At December 31, 1998, there were borrowings of $272 million and one letter of credit in the amount of $1.0 million outstanding under the $350 million Credit Facility. The $1.0 million letter of credit was issued in connection with a signed commitment letter for a mortgage loan that the Company executed during 1999. The $350 million Credit Facility was used to finance property acquisitions, development and for general corporate uses.

   The Credit Facility contains covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of the Credit Facility covenants at December 31, 1999.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Interest capitalized for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997 was $11.3 million, $8.2 million, and $1.5 million, respectively. There was no interest capitalized for the month of January 1997.

8. Minority Interests

   During the year ended December 31, 1999 and 1998, the Operating Partnership issued 472,034 and 794,656 common limited partnership units in the Operating Partnership, respectively, in connection with certain operating property and undeveloped land acquisitions (see Notes 3 and 13). In addition, 444,200 common limited partnership units of the Operating Partnership, of which 440,000 common limited partnership units were owned by John B. Kilroy, Sr., John B. Kilroy, Jr., and Kilroy Industries were exchanged during the third and fourth quarters of 1999 into shares of the Company's common stock on a one-for-one basis (see Notes 9 and 13). The Company owned an 86.8% general partnership interest in the Operating Partnership as of December 31, 1999 and 1998.

   In March 1999, the Company became a 50% managing member in each of the Development LLCs as a result of the acquisition of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs (see Notes 3 and 13). The Development LLCs are consolidated for financial reporting purposes because the Company holds a 50% ownership interest combined with the ability to control all significant development decisions.

   In December 1999, the Company issued 900,000 9.250% Series D Cumulative Redeemable Preferred units, representing limited partnership interests in the Operating Partnership (the "Series D Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $45.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of $1.2 million, for the repayment of borrowings outstanding under the Credit Facility. The Series D Preferred units, which may be called by the Operating Partnership at par on or after December 9, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series D Preferred units are exchangeable at the option of the majority of the holders for shares of the Company's 9.250% Series C Cumulative Redeemable Preferred stock beginning December 9, 2009, or earlier under certain circumstances.

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

   The Company makes quarterly distributions to the Series A, Series C and Series D Preferred unitholders on the 15th day of each February, May, August and November. Included in the Series A, Series C and Series D Preferred unit balances on the balance sheet at December 31, 1999 were $0.8 million, $0.4 million and $0.2 million of accrued distributions payable to the Series A, Series C and Series D Preferred unitholders, respectively. Included in the Series A and Series C Preferred unit balances on the balance sheet at December 31, 1998 were $0.8 million and $0.3 million of accrued distributions payable to the Series A and Series C Preferred unitholders, respectively.

9. Stockholders' Equity

   In December 1999, the Company announced the implementation of its share repurchase program pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock, representing up to approximately 11% of the Company's currently outstanding shares at December 31, 1999. During December 1999, the Company repurchased 265,000 shares in open market transactions for an aggregate repurchase price of $5.4 million or $20.19 per share. Repurchases transacted during December 1999 were funded through proceeds received from the sale of operating properties disposed of by the Company during December 1999 (see Note 3). The Company intends to finance the continuation of its share repurchase program during 2000 through proceeds from a targeted dispositions program of non-strategic and mature industrial assets. Repurchases during 2000 will be made from time to time in the open market or through privately negotiated transactions, and may be discontinued at any time.

   In September 1999, the SEC declared effective the Company's registration statement on Form S-3 with respect to 1,000,000 shares of the Company's common stock to be issued under the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP"), and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2.00% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan acquires shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for shares acquired under the WDP which are purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

of outstanding indebtedness and general corporate uses. As of December 31, 1999, there have been no previously unissued shares acquired under the Plan.

   During 1999, the Company filed two registration statements on Form S-3 with the SEC which registered the potential issuance and resale of up to a total of 3,867,850 shares of the Company's common stock in exchange for 3,867,850 common limited partnership units of the Operating Partnership previously issued in connection with certain 1997 and 1998 property acquisitions. The SEC declared the registration statements effective in September and October 1999. The common limited partnership units may be exchanged at the Company's option into shares of the Company's common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any of the proceeds from the issuance of the common stock to the identified common unitholders. During 1999, 444,200 common limited partnership units of the Operating Partnership, of which 440,000 common limited partnership units were owned by John B. Kilroy, Sr., John B. Kilroy, Jr., and Kilroy Industries were exchanged during the third and fourth quarters of 1999 into shares of the Company's common stock (see Notes 8 and 13).

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

   In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. Through December 31, 1999, the Company completed four underwritten offerings aggregating 3,012,326 shares of common stock and two direct placements aggregating 161,884 shares of common stock with aggregate net proceeds of $81.8 million. As of March 10, 2000, an aggregate of $313 million of equity securities were available for issuance under the registration statement. The Company, as general partner of the Operating Partnership and as required by the terms and conditions of the Operating Partnership's partnership agreement, contributed the net proceeds of the offerings to the Operating Partnership, which used the net proceeds to repay borrowings under the Credit Facility.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   Accrued distributions at December 31, 1999 and 1998, consisted of the following amounts payable to registered common stockholders of record holding 27,808,410 and 27,639,210 shares of common stock, respectively, and common unitholders holding 4,228,702 and 4,200,868 common units of the Operating Partnership, respectively:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
   Distributions payable to:
     Common stockholders....................................... $11,680 $11,194
     Common unitholders........................................   1,776   1,701
                                                                ------- -------
       Total accrued distributions............................. $13,456 $12,895
                                                                ======= =======

10. Future Minimum Rent

   The Company has operating leases with tenants that expire at various dates through 2014 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 1999, are summarized as follows:

   Year Ending
   -----------                                                    (in thousands)
   2000..........................................................   $136,302
   2001..........................................................    119,611
   2002..........................................................    106,972
   2003..........................................................    100,039
   2004..........................................................     84,250
   Thereafter....................................................    244,362
                                                                    --------
     Total.......................................................   $791,536
                                                                    ========

11. Employee Retirement and Stock Option and Incentive Plans

 Retirement Savings Plan

   Effective November 1, 1997, the Company adopted a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to twenty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant's annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum period of credited service. For the years ended December 31, 1999 and 1998, the Company contributed $0.1 million to the 401(k) Plan.

 Stock Option and Incentive Plan

   The Company has established a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining officers and key employees, under which restricted shares or stock options may be

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)

granted. The Stock Plan authorizes the issuance of 3,000,000 shares of common stock of the Company. As of December 31, 1999 and 1998, 100,000 shares have been issued as restricted shares of common stock and options to purchase 25,000 and 1,339,000 shares of common stock, respectively, were granted to Directors, officers and employees under the Stock Plan. At December 31, 1999 and 1998, 1,003,000 and 355,000 of the options, respectively were exercisable and had a weighted average exercise price of $23.24 and $23.59, respectively. The weighted average exercise price of the options outstanding at December 31, 1999 and 1998 was $23.07 and $23.37, respectively, with a weighted average remaining contractual life of 8.0 and 9.1 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

   Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of two Directors who are not officers of the Company, determines compensation, including awards under the Stock Plan, for the Company's executive officers. The shares of restricted stock which have been granted, were sold at a purchase price equal to $0.01 and vest 20% per year over a five-year period. Restricted stock has the same dividend and voting rights as common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value of the Company's common shares and is being amortized on a monthly basis over the five-year vesting period. In connection with the IPO in January 1997, 100,000 shares of restricted stock were issued to an executive officer of the Company for a price of $1,000. Compensation expense relating to these shares was approximately $0.5 million for the years ended December 31, 1999 and 1998 and $0.4 million for the eleven months ended December 31, 1997.

   The Company's stock option activity is summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
   Outstanding at February 1, 1997..................       --
     Granted........................................ 1,185,000       $23.80
                                                     ---------
   Outstanding at December 31, 1997................. 1,185,000        23.80
     Granted........................................ 1,339,000        23.28
     Cancelled......................................  (180,000)       26.30
                                                     ---------
   Outstanding at December 31, 1998................. 2,344,000        23.37
     Granted........................................    25,000        20.38
     Cancelled......................................  (375,000)       24.43
                                                     ---------
   Outstanding at December 31, 1999................. 1,994,000       $23.07
                                                     =========

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

                                                        February 1,
                               Year Ended   Year Ended    1997 to
                              December 31, December 31, December 31,
                                  1999         1998         1997
                              ------------ ------------ ------------
                                 (in thousands, except per share
                                             amounts)
   Net income:
     As reported.............   $39,895      $38,822      $22,060
     Pro forma...............    37,264       37,265       20,981
   Net income per common
    share--basic:
     As reported.............      1.44         1.44         1.20
     Pro forma...............      1.35         1.38         1.14
   Net income per common
    share--diluted:
     As reported.............      1.44         1.43         1.19
     Pro forma...............   $  1.34      $  1.38      $  1.13


   The fair value of each option grant issued in 1999, 1998, and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (amounts shown as 1999, 1998 and 1997, respectively): (a) dividend yield of 6.73%, 6.31% and 6.00%, (b) expected volatility of the Company's stock of 27.0%, 26.2% and 21.8%, (c) risk free interest rate of 6.64%, 4.73% and 5.44%, (d) expected option life of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

12. Commitments and Contingencies

   Operating leases--The Company has noncancelable ground lease obligations on the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for an additional 30 years; 12312 W. Olympic Boulevard in Santa Monica, California with the primary lease expiring in January 2065 and a smaller secondary lease expiring in September 2011; Kilroy Airport Center, Long Beach, California with an initial lease period expiring July 2035; and 9455 Towne Center in San Diego, California expiring in October 2043. On the Kilroy Airport Center and the SeaTac Office Center ground leases, rentals are subject to adjustments every five years based on the Consumer Price Index. On the 12312 W. Olympic Boulevard ground lease, rentals are subject to adjustments every year based on the Consumer Price Index. On the 9455 Towne Center ground lease, rentals are subject to 5% annual increases.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The minimum commitment under these leases at December 31, 1999 was as follows:

   Year Ending
   -----------                                                    (in thousands)
    2000.........................................................    $ 1,879
    2001.........................................................      1,889
    2002.........................................................      1,899
    2003.........................................................      1,909
    2004.........................................................      1,899
    Thereafter...................................................     73,724
                                                                     -------
      Total......................................................    $83,199
                                                                     =======

   Purchase agreement--In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds. The purchase price for this property will be determined at the time of acquisition based on the net operating income at that time. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

   The agreement with The Allen Group also provides for the development of two office projects in San Diego, California with approximately 1.1 million aggregate rentable square feet for an estimated aggregate development cost of approximately $200 million. During the first quarter of 1999, the Company purchased a 50% managing interest in both of the development projects (see Notes 3 and 13). The Company has the option to purchase The Allen Group's remaining interest in both projects for a purchase price to be determined upon completion of the projects. Construction of phase I of both of the office projects was completed during the third and fourth quarters of 1999. Construction of phases II and III of the first office project commenced during the second and third quarters of 1999, respectively, and phase IV is scheduled to begin during the second quarter of 2000. Construction of phases II and III of the second office project is scheduled to begin during the first quarters of 2000 and 2001, respectively. The total presently budgeted investment for the in process and committed phases of these two office projects discussed herein is approximately $109 million, of which the Company has spent an aggregate of $42.3 million as of December 31, 1999.

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

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


13. Related-Party Transactions

   In March 1999, the Company acquired three office buildings in San Diego, California from entities controlled by Richard S. Allen in exchange for $17.5 million in cash and 168,402 common units of the Operating Partnership valued at approximately $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the property was acquired (see Note 3). The office property, which contains approximately 126,000 aggregate rentable square feet and is 100% leased through February 2014, was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan
$2.3 million to a limited liability company controlled by Richard S. Allen to finance tenant improvements to this property. The $2.3 million balance of the note, which was secured by the pledge of membership interests in the limited liability company, and the related interest, which accrued at a rate of Prime plus 1.00%, was repaid to the Company in connection with the acquisition. A former Executive Vice President of the Company received 98,476 of the total 168,402 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

   In February 1999, the Company acquired three acres of undeveloped land in San Diego, California from entities controlled by Richard S. Allen in exchange for $0.4 million in cash and 119,460 common limited partnership units of the Operating Partnership valued at approximately $2.5 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the undeveloped land was acquired (see Note 3). A former Executive Vice President of the Company received 76,896 of the total 119,460 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

   During the first quarter of 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California in exchange for $16.1 million and 184,172 common limited partnership units of the Operating Partnership valued at approximately $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the undeveloped land was acquired (see Note 3). The undeveloped land was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997 that provided for the joint development of two office projects with approximately 1.1 million aggregate rentable square feet over the next five years. Both the Company and The Allen Group contributed their respective 50% interests in the undeveloped land to the two Development LLCs. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $8.5 million to a limited partnership controlled by Richard S. Allen to finance infrastructure improvements on the undeveloped land. The $8.5 million balance of the note, which was secured by the undeveloped land, was assumed by one of the Development LLCs. The related interest, which accrued at a rate of LIBOR plus 1.85%, was paid to the Company by the limited partnership. A former Executive Vice President of the Company received 69,694 of the total 184,172 common units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

   In March 1999, the Company acquired construction materials for its Kilroy Airport Center, Long Beach development project from a partnership controlled by John B. Kilroy Sr. and John B. Kilroy, Jr. for approximately $4.3 million. The acquisition of the construction materials was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

   During the third and fourth quarters of 1999, 440,000 common limited partnership units owned by John B. Kilroy, Sr., John B. Kilroy, Jr., and Kilroy Industries were exchanged into shares of the Company's common stock on a one-for-one basis (see Notes 8 and 9).

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   During 1998, the Company issued 703,869 common units of the Operating Partnership valued at $18.1 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of the respective acquisitions. The common units were issued in connection with the acquisition of four office buildings located in San Diego, California and one industrial building located in Reno, Nevada from entities controlled by Richard S. Allen. A former Executive Vice President of the Company received 303,316 of the total 703,869 common units issued in connection with the acquisitions. The acquisitions were based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

   In April 1998, the Company acquired 18 acres of undeveloped land in Calabasas, California from a partnership controlled by John B. Kilroy, Sr. and John B. Kilroy, Jr. in exchange for $0.4 million in cash and the issuance of 90,787 common limited partnership units of the Operating Partnership valued at $2.5 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the undeveloped land was acquired. The land is part of a 66-acre development site in Calabasas, California which is presently entitled for over 1.0 million rentable square feet of office, retail and hotel development. The acquisition was based upon terms which the Company believes were comparable to arm's-length negotiations. In February 1999, the Company sold eight acres of this 18-acres undeveloped land parcel to the City of Calabasas for a total sales price of $1.4 million. The Company presently plans to develop 213,000 rentable square feet of office space on the remaining ten acres it currently owns. The infrastructure improvements on the land were financed with public facility bonds which were refinanced in February 1999. In connection with the refinancing, the portion of the original obligation that related to the eight acres the Company sold to the City of Calabasas was defeased. The refinanced bonds, which were sponsored by the City of Calabasas, currently have a principal balance of $12.5 million and consist of: $5.9 million in serial bonds that mature annually beginning on September 1, 2000 through September 1, 2012 with annual principal payments ranging from $0.4 million to $0.6 million and interest rates ranging from 4.00% to 5.55%; $3.4 million of 5.65% Term Bonds due September 1, 2020; and $3.2 million of 5.75% Term Bonds due September 1, 2028. Principal and interest on the public facility bonds are to be charged to the Company and the other property owners through special property tax bills through 2028. The bonds do not contain cross-collateralization provisions and therefore if one property owner defaulted on their special tax payments, the other property owners would not be obligated to repay the defaulted taxes. Based on the planned development of the total site, the Company's maximum obligation for its portion of the development site is currently estimated at $5.5 million, but may decrease depending on the actual size and number of buildings built. Because the assessment on each individual property owner is dependent upon the rate of development of the entire development site and therefore is not fixed and determinable, the obligation was not recorded by the Company. The periodic assessments are currently capitalized as development costs and will be charged to operations upon the completion of construction.

   Pursuant to management agreements, the Operating Partnership provided management and leasing services during 1999, 1998 and 1997, and KSI provided development services during 1998 and 1997, with respect to two properties, each of which is beneficially owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. The Operating Partnership recorded fees of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, respectively, relating to the management and leasing services. KSI recorded fees of $0.1 million and $0.2 million for the year ended December 31, 1998 and the eleven months ended December 31, 1997, respectively, related to the development services.

   In October 1997, KSI entered into a management agreement to manage the development of certain properties owned by entities under the common control of Richard S. Allen. At December 31, 1999 and 1998, KSI had a receivable balance of $0.3 million and $0.2 million for management fees earned, respectively.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


14. Fair Value of Financial Instruments

   The carrying amounts of the Company's cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company's variable rate mortgage debt, outstanding borrowings on the Credit Facility and $350 million Credit Facility, and notes receivable from related parties approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.

   For fixed rate mortgage debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate mortgage debt was $225 million and $121 million at December 31, 1999 and 1998, respectively.

   For the Series A, Series C, and Series D Preferred units, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of fixed rate financial instruments. The fair value of the Series A, Series C and Series D Preferred units was $146 million at December 31, 1999. The fair value of the Series A and Series C Preferred units was $99.2 million at December 31, 1998.

   For interest rate cap agreements, the carrying amount, which is comprised of the unamortized premium the Company paid to enter into the agreements, approximates fair value since at December 31, 1999 and 1998, the cap rates exceeded the market rate of the contractually specified interest rate indices.

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

   The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, and ground leases) and excludes interest income and expense, depreciation and amortization, and corporate general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company's summary of significant accounting policies (see Note 2). There is no intersegment activity.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The following tables reconcile the Company's segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 1999 and 1998 and the period February 1, 1997 to December 31, 1997, and reconciles the Kilroy Group's segment activity to its combined results of operations for the period January 1, 1997 to January 31, 1997.

                                    Kilroy Realty Corporation      Kilroy Group
                                  -------------------------------- ------------
                                                      February 1,   January 1,
                                     Year Ended         1997 to      1997 to
                                    December 31,      December 31, January 31,
                                    1999      1998        1997         1997
                                  --------  --------  ------------ ------------
                                                (in thousands)
Revenues and Expenses

Office Properties:
Operating revenues(1)............ $109,272  $ 96,077    $47,179       $2,555
Property and related expenses....   26,539    24,163     11,476          752
                                  --------  --------    -------       ------
Net operating income, as
 defined.........................   82,733    71,914     35,703        1,803
                                  --------  --------    -------       ------

Industrial Properties:
Operating revenues(1)............   49,253    39,313     16,530          529
Property and related expenses....    7,896     6,724      2,431           28
                                  --------  --------    -------       ------
Net operating income, as
 defined.........................   41,357    32,589     14,099          501
                                  --------  --------    -------       ------

Total Reportable Segments:
Operating revenues(1),(2)........  158,525   135,390     63,709        3,084
Property and related expenses....   34,435    30,887     13,907          780
                                  --------  --------    -------       ------
Net operating income, as
 defined.........................  124,090   104,503     49,802        2,304
                                  --------  --------    -------       ------

Reconciliation to Consolidated
 Net Income:
Total net operating income, as
 defined, for reportable
 segments........................  124,090   104,503     49,802        2,304
Other unallocated revenues:
  Interest income................    1,175     1,698      3,571
Other unallocated expenses:
  General and administrative
   expenses......................    9,091     7,739      4,949           78
  Other expenses.................                                         46
  Provision for potentially
   unrecoverable pre-development
   costs.........................                         1,700
  Interest expense...............   26,309    20,568      9,738        1,895
  Depreciation and amortization..   33,794    26,200     13,236          787
                                  --------  --------    -------       ------
Net income before gains on
 dispositions of operating
 properties, equity in income of
 unconsolidated subsidiary,
 minority interests and
 extraordinary gains.............   56,071    49,994     25,450         (502)
Gains on dispositions of
 operating properties............       46
Equity in income of
 unconsolidated subsidiary.......       17         5         23
Minority interests...............  (16,239)  (11,177)    (3,413)
                                  --------  --------    -------       ------
Net income (loss) before
 extraordinary gains............. $ 39,895  $ 38,822    $22,060       $ (502)
                                  ========  ========    =======       ======

--------
(1) All operating revenues are comprised of amounts received from external tenants.

(2) Total consolidated revenues equals total operating revenues from reportable segments plus interest income and development services income.

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                             (in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net.................... $  684,629 $  599,771
Undeveloped land and construction in progress, net.......    189,645     79,924
Total assets.............................................    902,015    699,876

Industrial Properties:
Land, buildings and improvements, net....................    361,536    336,717
Undeveloped land and construction in progress, net.......                32,435
Total assets.............................................    377,179    379,740

Total Reportable Segments:
Land, buildings and improvements, net....................  1,046,165    936,488
Undeveloped land and construction in progress, net.......    189,645    112,359
Total assets.............................................  1,279,194  1,079,616

Reconciliation to Consolidated Assets:
Total assets for reportable segments.....................  1,279,194  1,079,616
Other unallocated assets:
  Cash and cash equivalents..............................     26,116      6,443
  Restricted cash........................................      6,636      6,896
  Notes receivable from related parties..................                 8,798
  Deferred financing costs, net..........................      6,535      4,318
  Prepaid expenses and other assets......................      2,020      3,146
                                                          ---------- ----------
    Total consolidated assets............................ $1,320,501 $1,109,217
                                                          ========== ==========

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
                                                              (in thousands)
Capital Expenditures:(1)
Office Properties:
Building acquisitions and expenditures for completed
 development................................................ $ 97,139 $177,641
Recurring capital expenditures and tenant improvements......   15,662    8,347

Industrial Properties:
Building acquisitions and expenditures for completed
 development................................................   47,107   90,722
Recurring capital expenditures and tenant improvements......    4,298    5,196

Total Reportable Segments:
Building acquisitions and expenditures for completed
 development................................................  144,246  268,363
Recurring capital expenditures and tenant improvements...... $ 19,960 $ 13,543

--------
(1) Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


16. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive securities since the exchange of common units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997:

                                       Year Ended December 31, 1999
                            -------------------------------------------------------
                                 Income              Shares            Per Share
                              (Numerator)        (Denominator)           Amount
                            ----------------   -------------------   --------------
                            (in thousands, except share and per share amounts)
   Basic...................   $39,895             27,701,495           $1.44
   Effect of dilutive
    securities:
     Stock options
      granted..............                           25,808
                              -------             ----------           -----
   Diluted.................   $39,895             27,727,303           $1.44
                              =======             ==========           =====
                                       Year Ended December 31, 1998
                            -------------------------------------------------------
                                 Income              Shares            Per Share
                              (Numerator)        (Denominator)           Amount
                            ----------------   -------------------   --------------
                            (in thousands, except share and per share amounts)
   Basic...................   $38,822             26,989,422           $1.44
   Effect of dilutive
    securities:
     Stock options
      granted..............                           70,566            (.01)
                              -------             ----------           -----
   Diluted.................   $38,822             27,059,988           $1.43
                              =======             ==========           =====
                            Period from February 1, 1997 to December 31, 1997
                            -------------------------------------------------------
                                 Income              Shares            Per Share
                              (Numerator)        (Denominator)           Amount
                            ----------------   -------------------   --------------
                            (in thousands, except share and per share amounts)
   Basic...................   $22,060             18,445,149           $1.20
   Effect of dilutive
    securities:
     Stock options
      granted..............                           94,150            (.01)
                              -------             ----------           -----
   Diluted.................   $22,060             18,539,299           $1.19
                              =======             ==========           =====

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


17. Tax Treatment of Distributions

   The income tax reporting for distributions paid to registered common stockholders and common limited partnership unitholders during the years ended December 31, 1999 and 1998 was as follows:

                                                                 1999   1998
                                                                ------ ------
                                                                (in thousands)
   Distributions for record dates March 31, June 30, and
    September 30 reportable in the current year................ $1.260 $1.215
   Distributions for record date December 31 reportable in
    following year.............................................  0.420  0.405
                                                                ------ ------
   Total distributions per share............................... $1.680 $1.620
                                                                ====== ======

   The income tax treatment for distributions reportable in 1999 and 1998, as identified in the table above, was as follows:

                                                                  1999   1998
                                                                  -----  -----
   Percent of distributions taxable as ordinary income..........  90.48% 98.77%
   Percent of distributions taxable as unrecaptured section 1250
    capital gains...............................................   0.71%
   Percent of distributions not taxable as current year return
    of capital..................................................   8.81%  1.23%

18. Quarterly Financial Information (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997 was as follows:

                                              1999 Quarter Ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                 --------- -------- ------------- ------------
                                   (in thousands, except per share amounts)
   Total revenues...............  $37,550  $39,301     $40,202      $42,647
   Income before minority
    interests and extraordinary
    gains.......................   13,780   14,951      15,109       12,294
   Net income...................    9,910   10,796      10,911        8,278
   Net income per common share
    diluted.....................  $  0.36  $  0.39     $  0.39      $  0.30

                                            1998 Quarter Ended
                            --------------------------------------------------
                            March 31, 1998 June 30, September 30, December 31,
                            -------------- -------- ------------- ------------
                                 (in thousands, except per share amounts)
   Total revenues..........    $29,353     $33,922     $34,519      $39,294
   Income before minority
    interests and
    extraordinary gains....     10,789      12,771      12,886       13,553
   Net income..............      8,879       9,785       9,985       10,173
   Net income per common
   share diluted...........    $  0.35     $  0.36     $  0.36      $  0.37

                    KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


19. Subsequent Events

   In January 2000, aggregate distributions of $13.5 million were paid to common stockholders and common unitholders of record on December 31, 1999.

   In January 2000, the Company sold two office buildings containing approximately 45,300 aggregate rentable square feet for a sales price of $3.4 million at a loss of approximately $0.3 million.

   In February 2000, the Company entered into an interest rate cap agreement with a total notional amount of $150 million that begins in February 2000 and an interest rate swap agreement with a total notional amount of $150 million that begins in July 2000 (see Note 7).

   Through March 10, 2000, the Company repurchased approximately 2.0 million shares of its common stock in open market transactions for an aggregate repurchase price of approximately $41.2 million or $20.58 per share.

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


20. Schedule of Rental Property

                                                December 31, 1999
                     -----------------------------------------------------------------------
                                                             Gross Amounts
                                              Costs        at which Carried
                         Initial Cost      Capitalized    at Close of Period                                      Net
                     -------------------- Subsequent to -----------------------                   Date of       Rentable
                            Buildings and Acquisition/                          Accumulated   Acquisition(A)/    Square
 Property Location    Land  Improvements   Improvement   Land  Building  Total  Depreciation Construction(C)(1)   Feet
 -----------------   ------ ------------- ------------- ------ -------- ------- ------------ ------------------ --------
                                                           (dollars in thousands)
Office Properties:
Kilroy Airport
 Center, El Segundo
 El Segundo,
  California.......  $6,141    $69,195       $21,734    $6,141 $90,929  $97,070   $54,358           1983(C)     701,307
Kilroy Airport
 Center, Phase I--
 Long Beach,
  California.......                           24,379            24,379   24,379     2,009           1997(A)     225,217
Kilroy Airport
 Center, Phase II--
 Long Beach,
  California.......             47,387         8,784            56,171   56,171    23,165           1989(C)     395,480
La Palma Business
 Center
 4175 E. La Palma
  Avenue
 Anaheim,
  California.......   1,518      2,612           257     1,518   2,869    4,387       263           1997(A)      42,790
2829 Townsgate Road
 Thousand Oaks,
  California.......   5,248      8,001         1,208     5,248   9,138   14,457       700           1997(A)      81,158
181/185 S. Douglas
 Street
 El Segundo,
  California.......     525      4,687         1,910       628   6,494    7,122     4,133           1978(C)      60,000
SeaTac Office
 Center
 Seattle,
  Washington.......             25,993        17,367            43,360   43,360    27,007           1977(C)     532,430
23600-23610 Telo
 Avenue
 Torrance,
  California.......   2,636      3,975           292     2,636   4,267    6,903       299           1997(A)      79,967
2100 Colorado
 Avenue
 Santa Monica,
  California.......   5,474     26,087            51     5,476  26,136   31,612     1,865           1997(A)      94,844
5151-5155 Camino
 Ruiz
 Camarillo,
  California.......   4,501     19,710           583     4,501  20,293   24,794     1,469           1997(A)     276,216
111 Pacifica
 Irvine,
  California.......   5,165      4,653           263     5,166   4,915   10,081       370           1997(A)      67,401
2501 Pullman
 Santa Ana,
  California.......   6,588      9,050           900     6,588  10,021   16,538       642           1997(A)     124,921
26541 Agoura Road
 Calabasas,
  California.......   1,979      9,630         2,209     1,979  11,839   13,818       734           1997(A)      90,878
9451 Toledo Way
 Irvine,
  California.......                869           201             1,070    1,070        65           1997(A)      27,200
1633 26th Street
 Santa Monica,
  California.......   2,080      6,672           329     2,040   7,041    9,081       556           1997(A)      43,800
4351 Latham Avenue
 Riverside,
  California.......     307      1,555           172       307   1,727    2,034       121           1997(A)      21,356
4361 Latham Avenue
 Riverside,
  California.......     764      3,577            78       765   3,654    4,419       237           1997(A)      30,842
601 Valencia Avenue
 Brea, California..   3,518      2,900            99     3,519   2,998    6,517       216           1997(A)      60,891
3750 University
 Avenue
 Riverside,
  California.......   2,909     19,372           403     2,912  19,772   22,684     1,249           1997(A)     124,986
6220 Greenwich
 Drive
 San Diego,
  California.......   4,796     15,863            58     4,805  15,912   20,717     1,109           1997(A)     141,214

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                December 31, 1999
                     -----------------------------------------------------------------------
                                                             Gross Amounts
                                              Costs        at which Carried
                         Initial Cost      Capitalized    at Close of Period                                      Net
                     -------------------- Subsequent to -----------------------                   Date of       Rentable
                            Buildings and Acquisition/                          Accumulated   Acquisition(A)/    Square
 Property Location    Land  Improvements   Improvement   Land  Building  Total  Depreciation Construction(C)(1)   Feet
 -----------------   ------ ------------- ------------- ------ -------- ------- ------------ ------------------ --------
                                                           (dollars in thousands)
6055 Lusk Avenue
 San Diego,
  California.......  $3,935    $ 8,008       $   21     $3,942  $8,022  $11,964    $  497          1997(A)       93,000
6260 Sequence Drive
 San Diego,
  California.......   3,206      9,803           23      3,212   9,820   13,032       608          1997(A)      130,000
6290 Sequence Drive
 San Diego,
  California.......   2,403      7,349           17      2,407   7,362    9,769       456          1997(A)       90,000
8101 Kaiser Blvd.
 Anaheim,
  California.......   2,369      6,180           82      2,377   6,254    8,631       376          1997(A)       60,177
3130 Wilshire Blvd.
 Santa Monica,
  California.......   8,921      6,579        3,337      9,188   9,649   18,837       715          1997(A)       88,338
12312 W. Olympic
 Blvd.
 Los Angeles,
  California.......   3,325     12,202          581      3,399  12,709   16,108       599          1997(A)       78,000
Pacific Park Plaza
 Aliso Viejo,
  California.......   6,281      8,314          122      6,287   8,430   14,717       508          1997(A)      134,667
Anaheim Corporate
 Center
 Anaheim
  California.......   5,305     10,149          570      5,310  10,714   16,024       693          1997(A)      159,222
525 N. Brand Blvd.
 Glendale,
  California.......   1,360      8,771          101      1,373   8,859   10,232       506          1997(A)       43,647
Kilroy Airport Long
 Beach--
 Phase III & IV(2)
 Long Beach,
  California ......                           4,997              4,997    4,997     2,818
Olympic/Bundy
 Los Angeles,
  California.......              7,628       (7,583)                45       45       110          1998(A)       48,356
Fullerton Business
 Center
 Fullerton,
  California.......   4,155      6,482          339      4,155   6,821   10,976       410          1998(A)      151,975
501 Santa Monica
 Blvd.
 Santa Monica,
  California.......   4,547     12,044          474      4,551  12,514   17,065       727          1998(A)       70,089
1240-1250 Lakeview
 Blvd.
 Anaheim,
  California.......   2,851      4,295          227      2,851   4,522    7,373       241          1998(A)       78,903
5770 Armada Drive
 Carlsbad,
  California.......   2,626      7,880                   2,626   7,880   10,506       394          1998(A)       81,712
6340-6350 Sequence
 Drive
 San Diego,
  California.......   7,375     22,126        2,400      7,386  24,515   31,901     1,297          1998(A)      200,000
4880 Santa Rosa
 Road
 Camarillo,
  California.......   2,389      2,641                   2,389   2,641    5,030       136          1998(A)       41,131
15378 Avenue of
 Science
 San Diego,
  California.......   3,565      3,796                   3,565   3,796    7,361       181          1998(A)       68,910
10398-10421 Pacific
 Center Court
 San Diego,
  California.......  14,979     39,634          925     14,979  40,559   55,538     1,982          1998(A)      411,402
3990 Ruffin Road
 San Diego,
  California.......   2,467      3,700            1      2,467   3,701    6,168       167          1998(A)       45,634
2231 Rutherford
 Road
 Carlsbad,
  California.......   1,006      4,155            1      1,007   4,155    5,162       188          1998(A)       40,772

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                December 31, 1999
                   ---------------------------------------------------------------------------
                                                             Gross Amounts
                                                            at which Carried
                       Initial Cost          Costs         at Close of Period
                   ---------------------  Capitalized  --------------------------                                    Net
                             Buildings   Subsequent to                                              Date of       Rentable
                                and      Acquisition/                             Accumulated   Acquisition (A)/   Square
Property Location    Land   Improvements  Improvement    Land   Building  Total   Depreciation Construction(C)(1)   Feet
-----------------  -------- ------------ ------------- -------- -------- -------- ------------ ------------------ ---------
                                                         (dollars in thousands)
9455 Town Center
 Drive
 San Diego,
  California.....             $  3,936     $     33             $  3,969 $  3,969   $    222          1998(A)        45,195
Carmel Valley
 Corporate Center
 San Diego,
   California ...     3,207     18,176           55       3,213   18,225   21,438        655          1998(A)       115,513
12348 High Bluff
 Drive San Diego,
 California......     1,629      3,096        1,119       1,629    4,215    5,844        218          1999(C)        39,336
4690 Executive
 Drive San Diego,
 California......     1,623      7,926                    1,623    7,926    9,549         94          1999(A)        50,929
LPL Financial
 Complex
 San Diego,
 California......     4,536     16,554                    4,536   16,554   21,090        355          1999(A)       126,000
Sorrento Gateway
 San Diego,
 California......     7,106     15,816                    7,106   15,816   22,922        259          1999(C)       172,778
3579 Valley
 Center Drive
 San Diego,
 California......     2,167      6,897                    2,167    6,897    9,064         71          1999(C)        52,375
6215 Greenwich
 Drive San Diego,
 California......       343      4,997        2,840         343    7,837    8,180        207          1999(C)        71,000
Kilroy Airport
 Center--Phase
 III
 Long Beach,
  California.....                            20,490               20,490   20,490        309          1999(C)       136,026
                   --------   --------     --------    -------- -------- --------   --------                      ---------
TOTAL OFFICE
 PROPERTIES......  $157,825   $550,922     $112,449    $158,317 $662,879 $821,196   $136,566                      6,147,985
                   --------   --------     --------    -------- -------- --------   --------                      ---------

Industrial
 Properties:
2031 E. Mariposa
 Avenue
 El Segundo,
 California......  $    132   $    867     $  2,698    $    132 $  3,565 $  3,697   $  3,365          1954(C)       192,053
3340 E. La Palma
 Avenue
 Anaheim,
 California......        67      1,521        2,830          67    4,351    4,418      4,066          1966(C)       153,320
2260 E. El
 Segundo Blvd.
 El Segundo,
  California.....     1,423      4,194        1,402       1,703    5,316    7,019      3,509          1979(C)       113,820
2265 E. El
 Segundo Blvd.
 El Segundo,
  California.....     1,352      2,028          645       1,571    2,454    4,025      1,757          1978(C)        76,570
1000 E. Ball Road                                                                                     1956(C)/
 Anaheim,
  California.....       838      1,984          921         838    2,905    3,743      2,161          1974(A)       100,000
1230 S. Lewis
 Road
 Anaheim,
 California......       395      1,489        2,058         395    3,547    3,942      2,738          1982(C)        57,730
12681/12691 Pala
 Drive
 Garden Grove,
 California......       471      2,115        2,688         471    4,803    5,274      3,464          1980(A)        84,700
2270 E. El
 Segundo Blvd.
 El Segundo,
  California.....       361        100          156         419      198      617         87          1977(C)         6,362
5115 N. 27th
 Avenue
 Phoenix,
 Arizona.........       125      1,206          182         125    1,388    1,513      1,168          1962(C)       130,877
12752-12822
 Monarch Street
 Garden Grove,
 California......     3,975      5,238          329       3,975    5,567    9,542        460          1997(A)       277,037
4155 E. La Palma
 Avenue
 Anaheim,
 California......     1,148      2,681          113       1,148    2,794    3,942        256          1997(A)        74,618

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                December 31, 1999
                      ----------------------------------------------------------------------
                                                             Gross Amounts
                                                          at which Carried at
                         Initial Cost         Costs         Close of Period
                      -------------------  Capitalized  -----------------------                                   Net
                              Buildings   Subsequent to                                           Date of       Rentable
                                 and      Acquisition/                          Accumulated   Acquisition(A)/    Square
 Property Location     Land  Improvements  Improvement   Land  Building  Total  Depreciation Construction(C)(1)   Feet
 -----------------    ------ ------------ ------------- ------ -------- ------- ------------ ------------------ --------
                                                            (dollars in thousands)
4125 E. La Palma
 Avenue
 Anaheim,
 California.........  $1,690   $ 2,604       $    15    $1,691 $ 2,618  $ 4,309    $  232           1997(A)      69,472
Brea Industrial
 Properties
 Brea, California...   1,263    13,927            56     1,263  13,983   15,246     1,030           1997(A)     276,278
Garden Grove
 Industrial
 Properties
 Garden Grove,
 California.........   1,868    11,894           340     1,868  12,234   14,102       946           1997(A)     275,971
17150 Von Karman
 Irvine,
 California.........   4,848     7,342                   4,848   7,342   12,190       559           1997(A)     157,458
7421 Orangewood
 Avenue
 Garden Grove,
 California.........     612     3,967                     612   3,967    4,579       274           1997(A)      82,602
5325 East Hunter
 Avenue
 Anaheim,
 California.........   1,728     3,555                   1,728   3,555    5,283       271           1997(A)     109,449
184-220 Technology
 Drive
 Irvine,
 California.........   7,464     7,621         1,057     7,464   8,678   16,142       908           1997(A)     157,499
9401 Toledo Way
 Irvine, California
 (3)................   8,572     7,818        (2,751)    5,665   7,974   13,639       560           1997(A)     244,800
12400 Industry
 Street
 Garden Grove,
 California.........     943     2,110            35       943   2,145    3,088       159           1997(A)      64,200
Walnut Park Business
 Center
 Diamond Bar,
 California.........   2,588     6,090         1,258     2,955   6,981    9,936       415           1997(A)     165,420
2055 S.E. Main
 Street
 Irvine,
  California........     772     2,343            39       772   2,382    3,154       157           1997(A)      47,583
201 North Sunrise
 Avenue
 Roseville,
 California.........   2,622    11,741             2     2,622  11,743   14,365       783           1997(A)     162,203
14831 Franklin
 Avenue
 Tustin,
  California........   1,112     1,065           166     1,113   1,230    2,343        71           1997(A)      36,256
6828 Nancy Ridge
 Drive
 San Diego,
 California.........   1,914     1,110             1     1,914   1,111    3,025        74           1997(A)      39,669
1961 Concourse Drive
 San Jose,
 California.........   5,112     6,549           261     5,112   6,810   11,922       441           1997(A)     110,132
1710 Fortune Drive
 San Jose,
 California.........   3,362     5,750           313     3,362   6,063    9,425       394           1997(A)      86,000
1675 MacArthur
 Costa Mesa,
 California.........   2,076     2,114                   2,076   2,114    4,190       141           1997(A)      50,842
3130-3150 Miraloma
 Anaheim,
 California.........   3,335     3,727            25     3,335   3,752    7,087       241           1997(A)     144,000
3125 E. Coronado
 Street
 Anaheim,
 California.........   3,669     4,341                   3,669   4,341    8,010       279           1997(A)     144,000
1951 E. Carnegie
 Santa Ana,
 California.........   1,830     3,630           801     1,844   4,417    6,261       269           1997(A)     100,000
5115 E. La Palma
 Avenue
 Anaheim,
 California.........   2,462     6,675         4,448     2,464  11,121   13,585       549           1997(A)     286,139
3735 Imperial
 Highway
 Stockton,
 California.........     764    10,747            18       764  10,765   11,529       666           1997(A)     164,540
41093 County Center
 Drive
 Temecula,
 California.........   1,709     2,841             7     1,712   2,845    4,557       176           1997(A)      77,582
1840 Aerojet Way
 Las Vegas, Nevada..     727     3,792             8       728   3,799    4,527       235           1997(A)     102,948

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


                                                 December 31, 1999
                   -----------------------------------------------------------------------------
                                                              Gross Amounts
                                                           at which Carried at
                       Initial Cost          Costs           Close of Period
                   ---------------------  Capitalized  ----------------------------                                    Net
                             Buildings   Subsequent to                                                Date of        Rentable
                                and      Acquisition/                               Accumulated   Acquisition(A)/     Square
Property Location    Land   Improvements  Improvement    Land   Building   Total    Depreciation Construction(C)(1)    Feet
-----------------  -------- ------------ ------------- -------- -------- ---------- ------------ ------------------ ----------
                                                             (dollars in thousands)
1900 Aerojet Way
 Las Vegas,
 Nevada..........  $    644   $  4,093     $      8    $    645 $  4,100 $    4,745   $    254          1997(A)        106,717
Dimension
 Business Park
 Lake Forest,
 California......     1,606      1,945           64       1,608    2,007      3,615        124          1997(A)         45,257
Giltspur Building
 Garden Grove,
 California......       854      3,843        1,047         853    4,891      5,744        412          1997(A)        110,220
Alton Business
 Center
 Irvine,
 California......     5,130      7,465          198       5,130    7,663     12,793        518          1998(A)        143,117
Fortune Business
 Center
 San Jose,
 California......     9,544     18,424        1,047       9,544   19,471     29,015      1,089          1998(A)        235,251
795 Trademark
 Drive
 Reno, Nevada....     1,731      5,193           11       1,734    5,201      6,935        285          1998(A)         75,257
1250 N. Tustin
 Avenue
 Anaheim,
 California......     2,098      4,158                    2,098    4,158      6,256        198          1998(A)         84,185
2911 Dow Avenue
 Tustin,
 California......     1,124      2,408            2       1,124    2,410      3,534        109          1998(A)         54,720
5759 Fleet Street
 Carlsbad,
  California.....     3,112      7,702           24       3,119    7,719     10,838        221          1998(A)         82,923
892/909 Towne
 Center Drive
 Foothill Ranch,
 California......     3,334      8,243        4,714       4,949   11,342     16,291        730          1998(C)        303,327
3250 E. Carpenter
 Avenue
 Anaheim,
 California......                             2,298                2,298      2,298        112          1998(C)         41,225
925 & 1075
 Lambert Road
 Brea,
 California......     3,326      7,020        1,783       3,326    8,803     12,129        217          1999(C)        178,811
Anaheim
 Technology
 Center--Phase I
 Anaheim,
  California.....     6,682     12,249        1,685       6,682   13,934     20,616        465          1998(C)        113,248
Anaheim
 Technology
 Center--Phase II
 Anaheim,
  California.....     3,966      7,972        2,424       3,966   10,396     14,362        266          1999(C)        480,744
                   --------   --------     --------    -------- -------- ----------   --------                      ----------
TOTAL INDUSTRIAL
  PROPERTIES.....  $116,480   $247,491     $ 35,426    $116,146 $283,251 $  399,397   $ 37,861                       6,477,132
                   --------   --------     --------    -------- -------- ----------   --------                      ----------
TOTAL ALL
 PROPERTIES......  $274,305   $798,413     $147,875    $274,463 $946,130 $1,220,593   $174,427                      12,625,117
                   ========   ========     ========    ======== ======== ==========   ========                      ==========

-------
(1) Represents date of construction or acquisition by the Company, or the Company's Predecessor, the Kilroy Group.

(2)  These costs represent infrastructure costs incurred in 1989.

(3) During 1999, a portion of vacant land at this project was reclassified into underdeveloped land and construction in progress as the Company was actively pursuing development on the land.

  The aggregate gross cost of property included above for federal income tax purposes, approximated $1.1 billion as of December 31, 1999.

                     KILROY REALTY CORPORATION CONSOLIDATED
                           AND KILROY GROUP COMBINED

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(Continued)


   The following table reconciles the historical cost of the total investment in real estate, net from January 1, 1997 to December 31, 1999:

                                                    Year Ended December 31,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
                                                         (in thousands)
Land, building and improvements, beginning of
 year........................................... $1,081,925 $  800,019 $227,337
  Net additions during period--Acquisition,
   improvements, etc. (net of dispositions).....    138,668    281,906  572,682
                                                 ---------- ---------- --------
Land, building and improvements, end of year....  1,220,593  1,081,925  800,019
                                                 ---------- ---------- --------
Undeveloped land and construction in progress,
 net, beginning of year.........................    112,359     34,671
  Change in undeveloped land and construction in
   progress, net................................     77,286     77,688   34,671
                                                 ---------- ---------- --------
Undeveloped land and construction in progress,
 net, end of year...............................    189,645    112,359   34,671
                                                 ---------- ---------- --------
    Total investment in real estate, net, end of
     year....................................... $1,410,238 $1,194,284 $834,690
                                                 ========== ========== ========

   The following table reconciles the accumulated depreciation from January 1, 1997 to December 31, 1999:

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in thousands)
   Beginning of year................................ $145,347 $121,780 $109,668
     Additions during period--Depreciation and
      amortization for the year.....................   29,080   23,657   12,112
                                                     -------- -------- --------
   End of year...................................... $174,427 $145,437 $121,780
                                                     ======== ======== ========

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   Year Ended December 31, 1999 and 1998 and
               Period from February 1, 1997 to December 31, 1997,
                   Period from January 1, 1997 to January 31,
                                 (in thousands)

                                                Charged to
                                                Costs and
                                     Balance at  Expenses              Balance
                                     Beginning  or Rental              at End
                                     of Period   Revenue   Deductions of Period
                                     ---------- ---------- ---------- ---------
Year ended December 31, 1999--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $1,456     $2,158    $  (921)   $2,693
                                       ======     ======    =======    ======
Year ended December 31, 1998--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $1,136     $1,107    $  (787)   $1,456
                                       ======     ======    =======    ======
February 1, 1997 to December 31,
 1997--Allowance for uncollectible
 tenant receivables and unbilled
 deferred rent.....................    $1,675     $1,028    $(1,567)   $1,136
                                       ======     ======    =======    ======
January 1, 1997 to January 31,
 1997--Allowance for uncollectible
 tenant receivables and unbilled
 deferred rent.....................    $1,628     $   50    $    (3)   $1,675
                                       ======     ======    =======    ======
Year Ended December 31, 1999--
 Allowance for potentially
 unrecoverable pre-development
 costs.............................    $1,700               $  (997)   $  703
                                       ======               =======    ======
Year Ended December 31, 1998--
 Allowance for potentially
 unrecoverable pre-development
 costs.............................               $1,700               $1,700
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

  3.4    Articles Supplementary of the Registrant designating
          8.075% Series A Cumulative Redeemable Preferred
          Stock(10)

  3.5    Articles Supplementary of the Registrant, designating
          8.075% Series A Cumulative Redeemable Preferred
          Stock(13)

  3.6 Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (to be filed by amendment)

  3.7 Articles Supplementary of the Registrant designating its 9.375% Series C Cumulative Redeemable Preferred
          Stock(15)

 *3.8    Articles Supplementary of the Registrant designating
          its 9.250% Series D Cumulative Redeemable Preferred
          Stock

  4.1    Registration Rights Agreement, dated January 31,
          1998(1)

  4.2    Registration Rights Agreement, dated February 6,
          1999(10)

  4.3    Registration Rights Agreement, dated April 20, 1999(13)

  4.4    Registration Rights Agreement, dated November 24,
          1999(15)

  4.5    Registration Rights Agreement, dated as of October 31,
          1998(7)

  4.6    Rights Agreement, dated as of October 2, 1999 between
          Kilroy Realty Corporation and ChaseMellon Shareholder
          Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior
          Participating Preferred Stock of Kilroy Realty
          Corporation as Exhibit A, the form of Right
          Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C(16)

 *4.7    Registration Rights Agreement, dated as of December 9,
          1999

 10.1    Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated November 24,
          1999(15)

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

 10.5 1998 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P(1)

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

 10.9    Lease Agreement, dated July 17, 1985, by and between
          Kilroy Long Beach Associates and the City of Long
          Beach for Kilroy Long Beach Phase III(1)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------

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

 10.27   Option Agreement by and between Kilroy Realty, L.P. and
          Kilroy Airport Imperial Co.(1)

 10.28   Option Agreement by and between Kilroy Realty, L.P. and
          Kilroy Calabasas Associates(1)

 10.29   Employment Agreement between the Registrant and John B.
          Kilroy, Jr.(1)

 10.30   Employment Agreement between the Registrant and Richard
          E. Moran Jr.(1)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------

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

 10.41   Environmental Indemnity Agreement(1)

 10.42   Assignment, Rents and Security Deposits(1)

 10.43   Form of Mortgage, Deed of Trust, Security Agreement,
          Financing Statement, Fixture Filing and Assignment of
          Leases and Rents(1)

 10.44   Assignment of Leases, Rents and Security Deposits(1)

 10.45   Purchase and Sale Agreement and Joint Escrow
          Instructions, dated April 30, 1998, by and between Mission Land Company, Mission-Vacaville, L.P. and
          Kilroy Realty, L.P.(2)

 10.46   Agreement of Purchase and Sale and Joint Escrow
          Instructions, dated April 30, 1998, by and between Camarillo Partners and Kilroy Realty, L.P.(2)

 10.47 Purchase and Sale Agreement and Escrow Instructions, dated May 5, 1998, by and between Kilroy Realty, L.P.
          and Pullman Carnegie Associates(4)

 10.48   Amendment to Purchase and Sale Agreement and Escrow
          Instructions, dated June 27, 1998, by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(4)

 10.49   Purchase and Sale Agreement, Contribution Agreement and
          Joint Escrow Instructions, dated May 12, 1998, by and between Shidler West Acquisition Company, LLC and
          Kilroy Realty, L.P.(3)

 10.50   First Amendment to Purchase and Sale Agreement,
          Contribution Agreement and Joint Escrow Instructions, dated June 6, 1998, between Kilroy Realty, L.P. and
          Shidler West Acquisition Company, L.L.C. and Kilroy
          Realty, L.P.(3)

 10.51   Second Amendment to Purchase and Sale Agreement,
          Contribution Agreement and Joint Escrow Instructions, dated June 12, 1998, by and between Shidler West
          Acquisition Company, LLC and Kilroy Realty, L.P.(3)

 10.52   Agreement of Purchase and Sale and Joint Escrow
          Instructions, dated June 12, 1998, by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(4)

 10.53   Amendment to Agreement of Purchase and Sale and Joint
          Escrow Instructions, dated June 30, 1998, by and between Mazda Motor of America, Inc. and Kilroy
          Realty, L.P.(4)

 10.54   Agreement for Purchase and Sale of 2100 Colorado
          Avenue, Santa Monica, California, dated June 16, 1998, by and between Santa Monica Number Seven Associates
          L.P. and Kilroy Realty L.P.(4)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------

 10.55   Second Amendment to Credit Agreement and First
          Amendment to Variable Interest Rate Indenture of
          Mortgage, Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and Assignment of Leases and
          Rent dated August 13, 1998(5)

 10.56   Purchase and Sale Agreement and Joint Escrow
          Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners(6)

 10.57   First Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated August 22, 1998(6)

 10.58   Second Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 5, 1998(6)

 10.59   Third Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 19, 1998(6)

 10.60   Fourth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 22, 1998(6)

 10.61   Fifth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 23, 1998(6)

 10.62   Sixth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 25, 1998(6)

 10.63 Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated September 29, 1998(6)

 10.64   Eighth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated October 2, 1998(6)

 10.65   Ninth Amendment to the Purchase and Sale Agreement and
          Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square
          Partners, dated October 24, 1998(6)

 10.66 Contribution Agreement, dated October 21, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty
          Corporation and The Allen Group and the Allens(8)

 10.67 Purchase and Sale Agreement and Escrow Instructions, dated December 11, 1998, by and between Kilroy Realty,
          L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of
          Southern California II, L.P.(9)

 10.68   Amendment to the Contribution Agreement, dated October
          14, 1999, by and between Kilroy Realty, L.P. and
          Kilroy Realty Corporation and The Allen Group and the
          Allens, dated October 21, 1998(15)

 10.69 Amended and Restated Revolving Credit Agreement, dated as of October 8, 1999 among Kilroy Realty, L.P.,
          Morgan Guaranty Trust Company of New York, as Bank and as Lead Agent for the Banks, and the Banks listed therein.(14)

 10.70 Amended and Restated Guaranty of Payment, dated as of October 8, 1999, between Kilroy Realty Corporation and
          Morgan Guaranty Trust Company of New York.(14)

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 -------                       -----------                         ------------

  10.71  Promissory Notes Aggregating $95.0 Million Payable to
          Teachers Insurance and Annuity Association of
          America(18)

  10.72  Form of Deed of Trust, Assignment of Leases and Rents,
          Security Agreement and Fixture Filing Statement
          Securing Promissory Notes Payable to Teachers
          Insurance and Annuity Association of America(18)

  10.73 Second Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $400 million(19)

  10.74  Second Amended and Restated Guaranty of Payment(19)

  10.75  Credit Agreement and Form of Promissory Notes
          Aggregating $90.0 million(19)

  10.76  Variable Interest Rate Deed of Trust, Leasehold Deed of
          Trust, Assignment of Rents, Security Agreement and
          Fixture Filing(19)

  10.77  Guaranty of Recourse Obligations of Borrowing(19)

 *10.78  First Amendment to Fourth Amended and Restated
          Agreement of Limited Partnership of Kilroy Realty,
          L.P., dated December 9, 1999

  21.1   List of Subsidiaries of the Registrant(17)

 *23.1   Consent of Deloitte & Touche LLP

 *24.1   Power of Attorney (included in the signature page of
          this Form 10-K)

 *27.1   Financial Data Schedule

--------
 *   Filed herewith

**   Previously filed

 (1) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective in January 28, 1998 and incorporated herein by reference.

 (2) Previously filed as exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1998, and incorporated herein by reference.

 (3) Previously filed as exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

 (4) Previously filed as exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.

 (6) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1998, and incorporated herein by reference.

 (7) Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1998, and incorporated herein by reference.

 (8) Previously filed as exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1998, and incorporated herein by reference.

 (9) Previously filed as exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1998, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated February 6, 1999 and incorporated herein by reference.

(11) Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1998 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 1999 and incorporated herein by reference.

(14) Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 1999 and incorporated herein by reference.

(15) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 1999 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(17) Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

(18) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended March 31, 1999, and incorporated herein by reference.

(19) Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1999, and incorporated herein by reference.

   (b) Reports on Form 8K

   The Company filed the Current Report on Form 8-K (No. 1-12675) dated December 9, 1999 in connection with the announcement of the Company's up to
3.0 million share repurchase program.