Form 10-Q
period 2000-03-31
KILROY REALTY CORP
filed 2000-05-15
CIK 1025996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 10, 2000, 26,223,309 shares of common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (unaudited)

         Consolidated Balance Sheets as of March 31, 2000 and December
         31, 1999.......................................................     3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999..................................     4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999..................................     5

         Notes to Consolidated Financial Statements.....................     6

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    12

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    22

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    26

 Item 2. CHANGES IN SECURITIES..........................................    26

 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    26

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    26

 Item 5. OTHER INFORMATION..............................................    26

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    26

         SIGNATURES.....................................................    27

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                         March 31,   December 31,
                                                            2000         1999
                                                         ----------  ------------

                         ASSETS
                         ------

INVESTMENT IN REAL ESTATE (Note 2):
 Land and improvements.................................. $  276,318   $  274,463
 Buildings and improvements.............................    959,035      946,130
 Undeveloped land and construction in progress, net.....    220,472      189,645
                                                         ----------   ----------
   Total investment in real estate......................  1,455,825    1,410,238
 Accumulated depreciation and amortization..............   (182,453)    (174,427)
                                                         ----------   ----------
   Investment in real estate, net.......................  1,273,372    1,235,811

CASH AND CASH EQUIVALENTS...............................      9,301       26,116
RESTRICTED CASH.........................................      5,361        6,636
TENANT RECEIVABLES, NET.................................     24,760       22,078
DEFERRED FINANCING AND LEASING COSTS, NET...............     30,306       27,840
PREPAID EXPENSES AND OTHER ASSETS.......................      3,659        2,020
                                                         ----------   ----------
   TOTAL ASSETS......................................... $1,346,759   $1,320,501
                                                         ==========   ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

LIABILITIES:
 Mortgage debt (Notes 2 & 3)............................ $  332,842   $  325,516
 Unsecured line of credit (Note 3)......................    292,500      228,000
 Accounts payable and accrued expenses..................     25,792       26,260
 Accrued distributions (Note 8).........................     13,513       13,456
 Rents received in advance and tenant security
  deposits..............................................     19,083       20,287
                                                         ----------   ----------
   Total liabilities....................................    683,730      613,519
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS (Note 4):
 8.075% Series A Cumulative Redeemable Preferred
  unitholders...........................................     73,716       73,716
 9.375% Series C Cumulative Redeemable Preferred
  unitholders...........................................     34,464       34,464
 9.250% Series D Cumulative Redeemable Preferred
  unitholders...........................................     44,322       44,022
 Common unitholders of the Operating Partnership........     63,468       71,920
 Minority interests in Development LLCs.................      9,599        9,931
                                                         ----------   ----------
   Total minority interests.............................    225,569      234,053
                                                         ----------   ----------
STOCKHOLDERS' EQUITY (Note 5):
 Preferred stock, $.01 par value, 26,200,000 shares
  authorized, none issued and outstanding...............
 8.075% Series A Cumulative Redeemable Preferred stock,
  $.01 par value, 1,700,000 shares authorized, none
  issued and outstanding................................
 Series B Junior Participating Preferred stock, $.01
  par value, 400,000 shares authorized, none issued and
  outstanding...........................................
 9.375% Series C Cumulative Redeemable Preferred stock,
  $.01 par value, 700,000 shares authorized, none
  issued and outstanding................................
 9.250% Series D Cumulative Redeemable Preferred stock,
  $.01 par value, 1,000,000 shares authorized, none
  issued and outstanding................................
 Common stock, $.01 par value, 150,000,000 shares
  authorized, 26,223,309 and 27,808,410 shares issued
  and outstanding, respectively.........................        262          278
 Additional paid-in capital.............................    457,974      491,204
 Distributions in excess of earnings....................    (20,776)     (18,553)
                                                         ----------   ----------
   Total stockholders' equity...........................    437,460      472,929
                                                         ----------   ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $1,346,759   $1,320,501
                                                         ==========   ==========

           See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
REVENUES (Note 6):
  Rental income........................................  $   37,702  $   32,818
  Tenant reimbursements................................       4,694       4,123
  Interest income......................................         294         400
  Other income.........................................       1,074         209
                                                         ----------  ----------
    Total revenues.....................................      43,764      37,550
                                                         ----------  ----------

EXPENSES:
  Property expenses....................................       5,458       5,134
  Real estate taxes....................................       3,387       3,009
  General and administrative expenses..................       2,632       2,314
  Ground leases........................................         389         337
  Interest expense.....................................       7,828       5,759
  Depreciation and amortization........................       9,323       7,217
                                                         ----------  ----------
    Total expenses.....................................      29,017      23,770
                                                         ----------  ----------

INCOME FROM OPERATIONS BEFORE LOSS ON DISPOSITION OF
 OPERATING PROPERTY, EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS.....................      14,747      13,780
LOSS ON DISPOSITION OF OPERATING PROPERTY..............        (305)
EQUITY IN INCOME OF UNCONSOLIDATED SUBSIDIARY..........           7
                                                         ----------  ----------
INCOME BEFORE MINORITY INTERESTS.......................      14,449      13,780
                                                         ----------  ----------

MINORITY INTERESTS:
  Distributions on Cumulative Redeemable Preferred
   units...............................................      (3,375)     (2,334)
  Minority interest in earnings of Operating
   Partnership.........................................      (1,372)     (1,536)
  Minority interest in earnings of Development LLCs....        (124)
                                                         ----------  ----------
    Total minority interests...........................      (4,871)     (3,870)
                                                         ----------  ----------

NET INCOME.............................................  $    9,578  $    9,910
                                                         ==========  ==========

Net income per common share--basic (Note 7)............  $     0.35  $     0.36
                                                         ==========  ==========

Net income per common share--diluted (Note 7)..........  $     0.35  $     0.36
                                                         ==========  ==========

Weighted average shares outstanding--basic (Note 7)....  27,228,497  27,632,543
                                                         ==========  ==========

Weighted average shares outstanding--diluted (Note 7)..  27,228,887  27,632,594
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................. $   9,578  $   9,910
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization...........................     9,323      7,217
 Provision for uncollectable tenant receivables and
  unbilled deferred rent.................................       482        376
 Minority interest in earnings of Operating Partnership
  and Development LLCs...................................     1,496      1,536
 Restricted stock compensation...........................       102        127
 Loss on disposition of operating property...............       305
 Other...................................................      (192)      (218)
 Changes in assets and liabilities:
  Tenant receivables.....................................    (3,164)      (857)
  Deferred leasing costs.................................    (1,716)      (872)
  Prepaid expenses and other assets......................    (1,638)      (734)
  Accounts payable and accrued expenses..................       687      1,553
  Rents received in advance and tenant security
   deposits..............................................    (1,204)       (95)
  Accrued distributions to Cumulative Redeemable
   Preferred unitholders.................................       300         73
                                                          ---------  ---------
   Net cash provided by operating activities.............    14,359     18,016
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties...................    (1,484)   (18,645)
 Expenditures for undeveloped land and construction in
  progress...............................................   (39,218)   (43,240)
 Proceeds from disposition of operating property.........     3,350
 Proceeds from disposition of undeveloped land...........                1,387
 Net advances to unconsolidated subsidiary...............    (1,154)    (1,173)
                                                          ---------  ---------
   Net cash used in investing activities.................   (38,506)   (61,671)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchases of common stock.............................   (41,267)
 Net borrowings (repayments) on unsecured line of
  credit.................................................    64,500    (40,000)
 Proceeds from issuance of mortgage debt.................               95,000
 Principal payments on mortgage debt.....................    (1,174)      (547)
 Financing costs.........................................    (2,088)    (1,322)
 Decrease (increase) in restricted cash..................     1,275       (561)
 Distributions paid to minority interests in Development
  LLCs...................................................      (457)
 Distributions paid to common stockholders and common
  unitholders............................................   (13,457)   (12,895)
                                                          ---------  ---------
   Net cash provided by financing activities.............     7,332     39,675
                                                          ---------  ---------
Net decrease in cash and cash equivalents................   (16,815)    (3,980)
Cash and cash equivalents, beginning of period...........    26,116      6,443
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   9,301  $   2,463
                                                          =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest..... $   7,218  $   5,111
                                                          =========  =========
 Distributions paid to Cumulative Redeemable Preferred
  unitholders............................................ $   3,077  $   2,261
                                                          =========  =========
NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 8)............... $  13,513  $  13,567
                                                          =========  =========
 Issuance of mortgage note payable in connection with
  undeveloped land acquisition (Note 2).................. $   8,500
                                                          =========
 Issuance of common units of the Operating Partnership to
  acquire operating properties and undeveloped land......            $   9,915
                                                                     =========
 Minority interest recorded in connection with
  Development LLCs undeveloped land acquisitions.........            $   9,733
                                                                     =========
 Note receivable from related parties repaid in
  connection with operating property acquisition.........            $   2,267
                                                                     =========
 Note receivable from related parties satisfied in
  connection with Development LLC undeveloped land
  acquisitions...........................................            $   6,531
                                                                     =========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

1. Organization and Basis of Presentation

  Organization

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. As of March 31, 2000, the Company's stabilized portfolio of operating properties consisted of 85 office buildings (the "Office Properties") and 85 industrial buildings (the "Industrial Properties"), which encompassed approximately 6.2 million and 6.4 million rentable square feet, respectively, and was 96.8% occupied. The Company's stabilized portfolio consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of March 31, 2000, the Company had nine office properties under construction which when completed are expected to encompass an aggregate of 993,400 rentable square feet. The Company did not have any properties in lease-up at March 31, 2000 since all of the properties developed and completed by the Company during 2000 and 1999 were stabilized.

   The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.3% general partnership interest in the Operating Partnership as of March 31, 2000.

  Basis of Presentation

   The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Certain prior year amounts have been reclassified to conform to the current period's presentation.

2. Acquisitions, Dispositions and Completed Development Projects

  Acquisitions

   In March 2000, the Company acquired 17 acres of undeveloped land in San Diego, California from an unaffiliated third party for $11.3 million, consisting of a cash payment of $2.8 million and the issuance of an $8.5 million mortgage note payable due to the seller. The $8.5 million mortgage note payable due to the seller will be payable upon the earlier of the successful completion of infrastructure improvements to the undeveloped land that the seller is obligated to perform, or December 31, 2003, the note's stated maturity. The $8.5 million

                           KILROY REALTY CORPORATION
mortgage note payable bears interest at 10.00% until December 31, 2000, the date upon which the seller is expected to complete the infrastructure improvements, and after December 31, 2000, will not accrue any additional interest. In addition, the principal balance of the note will be reduced at the rate of $1,000 per day commencing on January 1, 2001. The cash portion of the purchase price was funded primarily with existing working capital.

  Dispositions

   In January 2000, the Company sold two industrial buildings to unaffiliated third parties for an aggregate sales price of approximately $3.4 million in cash. The two buildings, which encompassed approximately 45,300 aggregate rentable square feet, are located in Lake Forest, California. The Company used the sale proceeds to fund development expenditures.

  Completed Development Projects

   During the three months ended March 31, 2000, the Company completed the development of one office building in Del Mar, California containing approximately 72,300 rentable square feet. The property was included in the Company's stabilized portfolio of operating properties at March 31, 2000 since it was 100% occupied upon completion.

3. Unsecured Line of Credit and Mortgage Debt

   As of March 31, 2000, the Company had borrowings of $293 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $24.7 million. Availability under the Credit Facility depends upon the value of the Company's unencumbered assets. The Company expects to use the Credit Facility to finance development expenditures, to fund acquisitions and for general corporate uses. In April 2000, the Credit Facility agreement was amended to increase the funds available on the unencumbered asset pool and to increase the unsecured leverage ratio. The Company expects to use the approximately $30.0 million of additional availability provided by the amendment to finance development expenditures.

   In February 2000, the Company entered into an interest rate swap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement, which expires in February 2002, requires the Company to pay fixed rate interest payments based on an interest rate of 6.95% and receive floating rate interest payments based on one-month LIBOR.

   In February 2000, the Company entered into an interest rate cap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement, which begins in July 2000 when the Company's existing $150 million of cap agreements expire, has a LIBOR based cap rate of 6.50% and expires in January 2002. The Company's exposure is limited to the $1.9 million cost of the cap agreement which the Company will amortize over the life of the agreement and include as a component of interest expense in the consolidated statements of operations.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan bears interest at LIBOR + 2.70% and matures on April 17, 2002 with an option to extend for up to two six-month periods. The proceeds from the construction loan will be used to finance the development of one of the multi-phased office projects that the Company is developing in San Diego, California, with The Allen Group, a group of affiliated real estate development and investment

                           KILROY REALTY CORPORATION
companies based in Visalia, California. The project is expected to encompass approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the one phase of the project that the Company completed during the fourth quarter of 1999, and all improvements to be constructed.

   In May 2000, one of the Development LLCs entered into an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on it's floating rate construction loan during periods of increasing interest rates. The agreement has an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The Development LLC's exposure is limited to the $0.1 million cost of the cap agreement which will be amortized over the life of the agreement and included as a component of interest expense in the Company's consolidated statements of operations.

   Total interest capitalized for the three months ended March 31, 2000 and 1999 was $4.0 million and $2.1 million, respectively.

4. Minority Interests

   Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs. The Company owned an 87.3% general partnership interest in the Operating Partnership as of March 31, 2000.

   During the three months ended March 31, 2000, 424,199 common units of the Operating Partnership were exchanged into shares of the Company's common stock on a one-for one basis. Of these 424,199 common units, 364,200 common units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. Neither the Company nor the Operating Partnership received any of the proceeds from the issuance of the common stock to the identified common unitholders.

5. Stockholders Equity

   During the first quarter of 2000, the Company repurchased approximately 2.0 million shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million or $20.58 per share. Repurchases transacted during the first quarter of 2000 were funded primarily through working capital and borrowings on the Company's unsecured revolving credit facility.

   In April 2000, the Company filed a registration statement on Form S-3 with the SEC which registered the potential issuance and resale of up to a total of 380,333 shares of the Company's common stock in exchange for 380,333 common limited partnership units of the Operating Partnership previously issued in connection with certain 1999 and 1998 property acquisitions. The common limited partnership units may be exchanged at the Company's option into shares of the Company's common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock to the identified common unitholders. The SEC declared the registration statement effective on May 8, 2000.

                           KILROY REALTY CORPORATION

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

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                              (in thousands)
Revenues and Expenses:
Office Properties:
  Operating revenues......................................... $29,867  $25,558
  Property and related expenses..............................   7,117    6,486
                                                              -------  -------
  Net operating income, as defined...........................  22,750   19,072
                                                              -------  -------
Industrial Properties:
  Operating revenues.........................................  13,603   11,592
  Property and related expenses..............................   2,117    1,994
                                                              -------  -------
  Net operating income, as defined...........................  11,486    9,598
                                                              -------  -------
Total Reportable Segments:
  Operating revenues.........................................  43,470   37,150
  Property and related expenses..............................   9,234    8,480
                                                              -------  -------
  Net operating income, as defined...........................  34,236   28,670
                                                              -------  -------
Reconciliation to Consolidated Net Income:
  Total net operating income, as defined, for reportable
   segments..................................................  34,236   28,670
  Other unallocated revenues:
    Interest income..........................................     294      400
  Other unallocated expenses:
    General and administrative expenses......................   2,632    2,314
    Interest expense.........................................   7,828    5,759
    Depreciation and amortization............................   9,323    7,217
                                                              -------  -------
  Net income from operations before loss on disposition of
   operating property, equity in income of unconsolidated
   subsidiary and minority interests.........................  14,747   13,780
  Loss on disposition of industrial operating property.......    (305)
  Equity in income of unconsolidated subsidiary..............       7
  Minority interests.........................................  (4,871)  (3,870)
                                                              -------  -------
  Net income................................................. $ 9,578  $ 9,910
                                                              =======  =======

                           KILROY REALTY CORPORATION

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

                         Three Months Ended March 31, 2000   Three Months Ended March 31, 1999
                         ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         ----------- ------------  --------- ----------  ------------  ---------
                                  (in thousands, except share and per share amounts)
Basic...................   $9,578     27,228,497     $0.35     $9,910     27,632,543     $0.36
Effect of dilutive
 securities:
  Stock options
   granted..............                     390                                  51
                           ------     ----------     -----     ------     ----------     -----
Diluted ................   $9,578     27,228,887     $0.35     $9,910     27,632,594     $0.36
                           ======     ==========     =====     ======     ==========     =====

   At March 31, 2000, Company employees and directors held options to purchase approximately 2.0 million shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

8. Subsequent Events

   On April 17, 2000, aggregate distributions of $13.5 million were paid to common stockholders and common unitholders of record on March 31, 2000.

   On April 28, 2000, the Company sold one office building containing approximately 110,200 aggregate rentable square feet for a sales price of approximately $6.3 million at a gain of approximately $0.5 million.

   On April 12, 2000, one of the Development LLCs obtained a $57.0 million construction loan (see Note 3).

   On May 2, 2000, one of the Development LLCs entered into an interest-rate cap agreement with a LIBOR based cap rate of 8.50%. The agreement has an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2, 2000 through August 31, 2001, and then remains at $57.0 million until expiration on April 30, 2002 (see Note 3).

   On May 1, 2000, the Company initiated actions that has put it in a position to potentially acquire the fee interest in a three building office complex located in El Segundo, California. The complex, which encompasses approximately 366,000 aggregate rentable square feet, is currently owned by Kilroy Airport Imperial Co. ("KAICO"), a partnership owned by John B. Kilroy, Sr., the Company's Chairman of the Board of Directors, John B. Kilroy, Jr. the Company's President and Chief Executive Officer, and certain other Kilroy family members. The complex is comprised of two office buildings and a parking structure. One of the office buildings is occupied by Hughes Space & Communications Company ("Hughes") and the other office building is vacant. The lease with Hughes contains a 60-day right of first offer that gives Hughes the right to purchase the complex.

                           KILROY REALTY CORPORATION

   In the first step of the transaction, on May 1, 2000, the Company purchased a non-recourse note receivable with an outstanding principal balance of $60.8 million and accrued interest of $10.2 million from an institutional lender for a discounted price of $45.3 million. The note is secured by a first trust deed on the complex and has a contractual interest rate of 9.63% and contractual maturity date of February 1, 2005. At the time of the acquisition, KAICO was in payment default under the contractual terms of the note. The Company recorded its investment in the impaired note at the $45.3 million purchase price and recorded no additional impairment allowance since the Company believes that the purchase price of the note is less than the fair market value of the complex securing it. The acquisition of the note was funded with borrowings under the Company's revolving credit facility.

   As a result of the acquisition of the note, the Company receives all of the net operating income from the complex under a related lockbox agreement. In addition, KAICO also agreed to pay the Company approximately $0.1 million per month, for six months, as additional debt service for amounts due under the note. The Company expects to earn a return of approximately 10.0% on the purchase price it paid for the note through the combined effect of the net operating income and the additional payment by KAICO. The Company will record the interest income on a cash basis.

   The Company and KAICO also entered into an agreement whereby the Company agreed to pay KAICO approximately $3.7 million for the reimbursement of expenditures incurred by KAICO on the complex since 1997 and for the modification of an existing option that the Company holds to purchase the complex. Of the $3.7 million, $2.3 million was paid to KAICO on May 1, 2000 at the time of the note acquisition. The Company, in its capacity as manager of the property, has been named as a codefendant in litigation currently pending between KAICO and Hughes with respect to the lease on the complex between the two parties. The Company believes there would be no material adverse effect upon its financial condition, results of operations and cash flows if the litigation were determined unfavorably to KAICO or the Company.

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

Overview and Background

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company, which operates as a self-administered real estate investment trust ("REIT"), commenced operations upon the completion of its initial public offering in January 1997. The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.3% general partnership interest in the Operating Partnership as of March 31, 2000.

Results of Operations

   The Company continues to focus its efforts on its substantial development pipeline which at March 31, 2000 consisted of 1.4 million aggregate rentable square feet of committed office development projects and 1.6 million of future office development projects that the Company expects to add to its stabilized portfolio. During the three months ended March 31, 2000, the Company completed the development of one office building encompassing approximately 72,300 rentable square feet. During the year ended December 31, 1999, the Company completed the development of six office and four industrial buildings encompassing an aggregate of 472,000 and 390,200 rentable square feet, respectively. All of the aforementioned completed development properties were included in the Company's portfolio of stabilized operating properties at March 31, 2000. The Company's stabilized portfolio of operating properties consists of all of the Company's Office and Industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up properties") and projects currently under construction or in pre-development. The Company did not have any lease-up properties at March 31, 2000 since all of the development projects completed during 2000 and 1999 were stabilized. At March 31, 2000, the Company had nine office projects under construction which when completed are expected to encompass an aggregate of approximately 993,400 rentable square feet.

   During the three months ended March 31, 2000, the Company sold two industrial buildings encompassing 45,300 rentable square feet for an aggregate sales price of $3.4 million. The Company did not acquire any operating properties during the three months ended March 31, 2000. During the year ended December 31, 1999, the Company acquired three office buildings encompassing 176,900 aggregate rentable square feet for an aggregate acquisition cost of $30.6 million and disposed of five office and five industrial buildings encompassing 113,700 and 335,800 aggregate rentable square feet, respectively, for an aggregate sales price of $22.6 million.

   As a result of the properties acquired and the projects developed by the Company subsequent to March 31, 1999, net of the effect of properties disposed of subsequent to March 31, 1999, rentable square footage in the Company's portfolio of stabilized properties increased 0.8 million rentable square feet, or 6.5% to 12.6 million rentable square feet at March 31, 2000 compared to
11.8 million rentable square feet at March 31, 1999. As of March 31, 2000, the Company's stabilized portfolio was comprised of 85 office properties (the "Office Properties") encompassing 6.2 million rentable square feet and 85 industrial properties (the "Industrial Properties") encompassing 6.4 million rentable square feet. The stabilized portfolio occupancy rate at March 31, 2000 was 96.8%, with the Office and Industrial Properties 96.5% and 97.2% occupied, respectively.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

                                              Three Months
                                             Ended March 31,
                                             --------------- Dollar  Percentage
                                              2000    1999   Change    Change
                                             ------- ------- ------  ----------
                                                  (dollars in thousands)
Revenues:
  Rental income............................. $37,702 $32,818 $4,884     14.9%
  Tenant reimbursements.....................   4,694   4,123    571     13.8
  Interest income...........................     294     400   (106)   (26.5)
  Other income..............................   1,074     209    865    413.9
                                             ------- ------- ------
    Total revenues..........................  43,764  37,550  6,214     16.5
                                             ------- ------- ------
Expenses:
  Property expenses.........................   5,458   5,134    324      6.3
  Real estate taxes.........................   3,387   3,009    378     12.6
  General and administrative expenses.......   2,632   2,314    318     13.7
  Ground leases.............................     389     337     52     15.4
  Interest expense..........................   7,828   5,759  2,069     35.9
  Depreciation and amortization.............   9,323   7,217  2,106     29.2
                                             ------- ------- ------
    Total expenses..........................  29,017  23,770  5,247     22.1
                                             ------- ------- ------

Income from operations before loss on
 disposition of operating property, equity
 in income of unconsolidated subsidiary and
 minority interests......................... $14,747 $13,780 $  967      7.0%
                                             ======= ======= ======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the three months ended March 31, 2000 and 1999.

                               Office Properties

                               Total Office Portfolio              Core Office Portfolio
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $26,578 $22,541 $4,037     17.9%   $22,982 $22,015 $  967      4.4%
  Tenant
   reimbursements.......    3,162   2,818    344     12.2      2,859   2,808     51      1.8
  Other income..........      127     199    (72)   (36.2)       123      70     53     75.7
                          ------- ------- ------             ------- ------- ------
    Total...............   29,867  25,558  4,309     16.9     25,964  24,893  1,071      4.3
                          ------- ------- ------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....    4,499   4,285    214      5.0      4,150   4,206    (56)    (1.3)
  Real estate taxes.....    2,229   1,864    365     19.6      1,862   1,823     39      2.1
  Ground leases.........      389     337     52     15.4        351     324     27      8.3
                          ------- ------- ------             ------- ------- ------
    Total...............    7,117   6,486    631      9.7      6,363   6,353     10      0.2
                          ------- ------- ------             ------- ------- ------

Net operating income, as
 defined................  $22,750 $19,072 $3,678     19.3%   $19,601 $18,540 $1,061      5.7%
                          ======= ======= ======             ======= ======= ======

   Total revenues from Office Properties increased $4.3 million, or 16.9% to $29.9 million for the three months ended March 31, 2000 compared to $25.6 million for the three months ended March 31, 1999. Rental income from office properties increased $4.0 million, or 17.9% to $26.5 million for the three months ended March 31, 2000 compared to $22.5 million for the three months ended March 31, 1999. Rental income generated by the stabilized office properties owned at January 1, 1999 and still owned at March 31, 2000 (the "Core Office Portfolio") increased $1.0 million, or 4.4% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average occupancy in the Core Office Portfolio increased 2.0% to 96.1% for the three months ended March 31, 2000 compared to 94.1% for the three months ended March 31, 1999. In addition, there was an increase in rental rates of 2.4%. Of the remaining increase of $3.0 million in rental income from office properties, an increase of $2.6 million was generated by the office properties developed by the Company in 2000 and 1999 (the "Office Development Properties"), and an increase of $0.4 million was generated by the office properties acquired in 1999, offset by the effect of the office properties sold during 1999 (the "Net Office Acquisitions").

   Tenant reimbursements from Office Properties increased $0.3 million, or 12.2% to $3.2 million for the three months ended March 31, 2000 compared to $2.8 million for the three months ended March 31, 1999. An increase of $0.2 million in tenant reimbursements was generated by the Office Development Properties and the remaining increase of $0.1 million was generated by the Net Office Acquisitions. Tenant reimbursements generated by the Core Office Portfolio remained consistent for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Other income from Office Properties decreased $0.1 million or 36.2% to $0.1 million for the three months ended March 31, 2000 compared to $0.2 million for the three months ended March 31, 1999. Other income for the three months ended March 31, 1999 included a $0.1 million gain on the sale of eight acres of undeveloped land in Calabasas, California. The remaining amounts in other income from Office Properties for both periods consisted primarily of management fees and tenant late charges.

   Total expenses from Office Properties increased $0.6 million, or 9.7% to $7.1 million for the three months ended March 31, 2000 compared to $6.5 million for the three months ended March 31, 1999. Property expenses increased $0.2 million, or 5.0% to $4.5 million for the three months ended March 31, 2000 compared to $4.3 million for the three months ended March 31, 1999. An increase of $0.3 million in property expenses attributable to the Office Development Properties was offset by a decrease of $0.1 million in property expenses attributable to the Core Office Portfolio. Real estate taxes increased $0.3 million, or 19.6% to $2.2 million for the three months ended March 31, 2000 as compared to $1.9 million for the three months ended March 31, 1999. This increase was primarily attributable to real estate taxes on the Net Office Acquisitions and the Office Development Properties. Property taxes for the Core Office Portfolio remained consistent for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Ground lease expense from Office Properties increased $50,000, or 15.4% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 which was attributable to increases in ground lease expense at several of the Core Office Portfolio properties.

   Net operating income, as defined, from Office Properties increased $3.7 million, or 19.3% to $22.8 million for the three months ended March 31, 2000 compared to $19.1 million for the three months ended March 31, 1999. Of this increase, $1.1 million was generated by the Core Office Portfolio and represented a 5.7% increase in net operating income for the Core Office Portfolio. Of the remaining increase of $2.6 million, $2.1 million was generated by the Office Development Properties and $0.5 million was generated by the Net Office Acquisitions.

                             Industrial Properties

                             Total Industrial Portfolio        Core Industrial Portfolio
                          --------------------------------- ---------------------------------
                                          Dollar Percentage                Dollar  Percentage
                           2000    1999   Change   Change    2000    1999  Change    Change
                          ------- ------- ------ ---------- ------- ------ ------  ----------
Operating revenues:
  Rental income.........  $11,124 $10,277 $  847      8.2%  $ 9,918 $9,493 $  425        4.5%
  Tenant
   reimbursements.......    1,532   1,305    227     17.4     1,316  1,247     69        5.5
  Other income..........      947      10    937  9,370.0       947      8    939   11,737.5
                          ------- ------- ------            ------- ------ ------
    Total...............   13,603  11,592  2,011     17.3    12,181 10,748  1,433       13.3
                          ------- ------- ------            ------- ------ ------
Property and related
 expenses:
  Property expenses.....      959     850    109     12.8       881    779    102       13.1
  Real estate taxes.....    1,158   1,144     14      1.2     1,030  1,069    (39)      (3.6)
                          ------- ------- ------            ------- ------ ------
    Total...............    2,117   1,994    123      6.2     1,911  1,848     63        3.4
                          ------- ------- ------            ------- ------ ------

Net operating income, as
 defined................  $11,486 $ 9,598 $1,888     19.7%  $10,270 $8,900 $1,370       15.4%
                          ======= ======= ======            ======= ====== ======

   Total revenues from Industrial Properties increased $2.0 million, or 17.3% to $13.6 million for the three months ended March 31, 2000 compared to $11.6 million for the three months ended March 31, 1999. Rental income from Industrial Properties increased $0.8 million, or 8.2% to $11.1 million for the three months ended March 31, 2000 compared to $10.3 million for the three months ended March 31, 1999. An increase of $0.4 million was generated by the stabilized industrial properties owned at January 1, 1999 and still owned at March 31, 2000 (the "Core Industrial Portfolio") and represented a 4.5% increase in rental income for the Core Industrial Portfolio. This increase is net of a $0.4 million write-off of the deferred rent receivable balance for a tenant that early terminated their lease. Excluding this write-off, rental income from the Core Industrial Portfolio increased $0.8 million, or 8.7% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase in rental income from the Core Industrial Portfolio is primarily attributable to an increase in rental rates. Average occupancy in the Core Industrial Portfolio increased 0.3% to 96.7% for the three months ended March 31, 2000 as compared to 96.4% for the three months ended March 31, 1999. An increase of $0.8 million in rental income was generated by the industrial properties developed by the Company in 2000 and 1999 (the "Industrial Development Properties"), offset by a decrease of $0.4 million in rental income attributed to the seven industrial buildings sold during 1999 and the first quarter of 2000 (the "Industrial Dispositions").

   Tenant reimbursements from Industrial Properties increased $0.2 million, or 17.4% to $1.5 million for the three months ended March 31, 2000 compared to $1.3 million for three months ended March 31, 1999. Of this increase, $0.1 million was generated by the Core Industrial Portfolio and $0.2 million was attributable to the Industrial Development Properties offset by a $0.1 million decrease attributable to the Industrial Dispositions. Other income from Industrial Properties increased by $0.9 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Other income for the three months ended March 31, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. Net of the $0.4 million write-off of the deferred rent receivable balance discussed above, the Company recognized a net lease termination fee of $0.5 million on this transaction. The building was subsequently re-leased to a single tenant under a 15-year lease at a higher rental rate.

   Total expenses from Industrial Properties increased $0.1 million, or 6.2% to $2.1 million for the three months ended March 31, 2000 compared to $2.0 million for the three months ended March 31, 1999. Property expenses from Industrial Properties increased by $0.1 million, or 12.8% to $1.0 million for the three months ended March 31, 2000 compared to $0.9 million for the three months ended March 31, 1999. An increase of $0.1 million in the Core Industrial Portfolio and $0.1 million in the Industrial Development Portfolio were offset by a decrease of $0.1 million in real estate taxes for the Industrial Dispositions. Increases of $0.1 million in real estate taxes for the Industrial Development Portfolio was offset by a decrease of $0.1 million for the Industrial Dispositions. Real estate taxes for the Core Industrial Portfolio were consistent for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

   Net operating income, as defined, from Industrial Properties increased $1.9 million, or 19.7% to $11.5 million for the three months ended March 31, 2000 compared to $9.6 million for the three months ended March 31, 1999. Of this increase, $1.4 million was generated by the Core Industrial Portfolio and represented a 15.4% increase in net operating income for the Core Industrial Portfolio. An increase of $0.9 million generated by the Industrial Development Properties was offset by a decrease of $0.4 million from the Industrial Dispositions.

Non-Property Related Income and Expenses

   Interest income decreased $0.1 million, or 26.5% to $0.3 million for the three months ended March 31, 2000 compared to $0.4 million for the three months ended March 31, 1999. The decrease was due primarily to the receipt of interest income on notes receivable from related parties during the three months ended March 31, 1999 which were repaid prior to March 31, 2000.

   General and administrative expenses increased $0.3 million, or 13.7% to $2.6 million for the three months ended March 31, 2000 compared to $2.3 million for the three months ended March 31, 2000. This increase was due primarily to higher salaries and benefits.

   Interest expense increased $2.1 million, or 35.9% to $7.8 million for the three months ended March 31, 2000 compared to $5.7 million for the three months ended March 31, 1999, primarily due to a net increase in aggregate indebtedness and higher interest rates. The Company's weighted average interest rate increased approximately 1.0% to 8.0% at March 31, 2000 as compared to 7.0% at March 31, 1999.

   Depreciation and amortization increased $2.1 million, or 29.2% to $9.3 million for the three months ended March 31, 2000 compared to $7.2 million for the three months ended March 31, 1999. The increase was due primarily to a full quarter of depreciation on properties acquired and developed by the Company during 1999.

Liquidity and Capital Resources

   The Company has a $400 million unsecured revolving credit facility (the "Credit Facility") which bears interest at a rate between LIBOR plus 1.13% and LIBOR plus 1.75% (7.66% at March 31, 2000), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. As of March 31, 2000, the Company had borrowings of $293 million outstanding under the Credit Facility and availability of approximately $24.7 million. Availability under the Credit Facility depends upon the value of the Company's unencumbered assets. The Company expects to use the Credit Facility to finance development expenditures, to fund acquisitions and for general corporate uses. In April 2000, the Credit Facility agreement was amended to increase the funds available on the unencumbered asset pool and to increase the unsecured leverage ratio. The Company expects to use the approximately $30.0 million of additional availability provided by the amendment to finance development expenditures.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan bears interest at LIBOR + 2.70% and matures on April 17, 2002 with an option to extend for up to two six-month periods. The proceeds from the construction loan will be used to finance the development of one of the multi-phased office projects that the Company is developing in San Diego, California, with The Allen Group. The project is expected to encompass approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the one phase of the project that the Company completed during the fourth quarter of 1999, and all improvements to be constructed.

   The following table sets forth the composition of the Company's mortgage debt at March 31, 2000 and December 31, 1999:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
                                                              (in thousands)
Mortgage note payable, due April 2009, fixed interest at
 7.20%,
 monthly principal and interest payments................  $ 93,591    $ 93,953
Mortgage note payable, due October 2003, interest at
 LIBOR + 1.75%, (7.81% and 7.94% at March 31, 2000 and
 December 31, 1999, respectively),
 monthly interest-only payments.........................    90,000      90,000
Mortgage note payable, due February 2022, fixed interest
 at 8.35%,
 monthly principal and interest payments(a).............    80,494      80,812
Mortgage note payable, due May 2017, fixed interest at
 7.15%,
 monthly principal and interest payments................    29,223      29,440
Mortgage note payable, due December 2005, fixed interest
 at 8.45%,
 monthly principal and interest payments................    12,863      12,973
Mortgage note payable, due November 2014, fixed interest
 at 8.43%,
 monthly principal and interest payments................    10,871      10,966
Mortgage note payable, due October 2013, fixed interest
 at 8.21%,
 monthly principal and interest payments................     7,300       7,372
Mortgage note payable, due December 2003, fixed interest
 at 10.0%,
 monthly interest payments through December 31, 2000,
 no interest payments thereafter........................     8,500
                                                          --------    --------
                                                          $332,842    $325,516
                                                          ========    ========

--------
(a) Beginning February 2005, the mortgage note is subject to increases in the effective interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

   The following table sets forth certain information with respect to the Company's aggregate debt composition at March 31, 2000 and December 31, 1999:

                                                            Weighted Average
                                     % of Total Debt         Interest Rate
                                  ---------------------- ----------------------
                                  March 31, December 31, March 31, December 31,
                                    2000        1999       2000        1999
                                  --------- ------------ --------- ------------
   Secured vs. unsecured:
     Secured.....................   53.2%       58.8%       7.9%       7.8%
     Unsecured...................   46.8%       41.2%       8.1%       7.6%
   Fixed rate vs. variable rate:
     Fixed rate (1), (4).........   62.8%       42.5%       8.1%       7.8%
     Variable rate (2), (3)......   37.2%       57.5%       7.8%       7.7%

--------
(1) At March 31, 2000, the Company had an interest rate swap agreement to fix $150 million of its floating rate debt that expires in February 2002.

(2) At March 31, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.5% which expires in July 2000.

(3) In February 2000, the Company entered into an 18-month interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.5% starting in July 2000 and expiring in January 2002.

(4) The percentage of fixed rate debt to total debt at March 31, 2000 does not take into consideration the portion of floating rate debt capped by the Company's $150 million interest-rate cap agreement since LIBOR rates were below the 6.5% cap rate at March 31, 2000. Including the effects of the interest-rate cap agreement, the Company had fixed or capped approximately 86.8% of its total outstanding debt at March 31, 2000.

   In December 1999, the Company announced the implementation of its share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock, representing up to approximately 11% of the Company's currently outstanding shares at the time the program was announced. During the first quarter of 2000, the Company repurchased approximately 2.0 million shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million or $20.58 per share. Repurchases to date total approximately 2.3 million shares. Repurchases transacted during the first quarter of 2000 were funded primarily through working capital and borrowings on the Company's unsecured revolving credit facility. Depending on changes in the Company's stock price, the Company intends to finance the continuation of its share repurchase program in 2000 through proceeds from a targeted dispositions program of non-strategic and mature industrial assets. Repurchases during 2000 may be made from time to time in the open market or through privately negotiated transactions, and may be discontinued at any time.

   In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. As of May 10, 2000, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

   As of March 31, 2000, the Company had approximately 1.4 million rentable square feet of office space that was either under construction or committed for construction at a total budgeted cost of approximately $284 million. The Company has spent an aggregate of $146 million on these projects as of March 31, 2000. The Company intends to finance the presently budgeted $138 million of remaining development costs, $26.9 million of which relates to the Company's Peregrine Systems Corporate Center project which is being financed with proceeds from the $57.0 million construction loan obtained in April 2000, with additional construction loan financing, proceeds from a targeted dispositions program of non-strategic and mature industrial assets, borrowings under the Credit Facility and working capital.

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

   On May 1, 2000, the Company initiated actions that has put it in a position to potentially acquire the fee interest in a three building office complex located in El Segundo, California (see Note 8 to the consolidated financial statements included at Item 1 for further discussion of this transaction). In the first step of the transaction, the Company purchased a non-recourse note receivable with an outstanding principal balance of $60.8 million and accrued interest of $10.2 million from an institutional lender for a discounted price of $45.3 million. If the Company acquires the fee interest, the Company currently estimates that it could invest up to an additional $20.0 million to $30.0 million related to this complex and expects to spend approximately
$10.0 million to $20.0 million over the next twelve months.

   The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and property acquisitions, through retained cash flow, long-term secured and unsecured borrowings, proceed from the Company's targeted dispositions program, or the issuance of common or preferred units of the Operating Partnership.

Building and Lease Information

   The following tables set forth certain information regarding the Company's Office and Industrial Properties at March 31, 2000:

                           Occupancy by Segment Type

                                                      Square Feet
                             Number of -----------------------------------------
   Region                    Buildings   Total      Leased   Available Occupancy
   ------                    --------- ---------- ---------- --------- ---------
   Office Properties:
   Los Angeles..............     28     2,554,453  2,492,882   61,571     97.6%
   Orange County............     22       912,972    785,020  127,952     86.0
   San Diego................     29     2,048,102  2,029,881   18,221     99.1
   Other....................      6       709,615    697,844   11,771     98.3
                                ---    ---------- ----------  -------
                                 85     6,225,142  6,005,627  219,515     96.5
                                ---    ---------- ----------  -------    -----
   Industrial Properties:
   Los Angeles..............      7       554,225    435,463  118,762     78.6
   Orange County............     63     4,503,551  4,442,753   60,798     98.6
   San Diego................      2       122,592    122,592             100.0
   Other....................     13     1,251,507  1,251,507             100.0
                                ---    ---------- ----------  -------
                                 85     6,431,875  6,252,315  179,560     97.2
                                ---    ---------- ----------  -------
   Total Portfolio..........    170    12,657,017 12,257,942  399,075     96.8%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                     Percentage
                                             Total    of Total
                                            Square     Leased     Annual Base
                                            Footage  Square Feet  Rent Under
                                 Number of    of     Represented   Expiring
                                 Expiring  Expiring  by Expiring    Leases
   Year of Lease Expiration      Leases(1)  Leases    Leases(2)  (in 000's)(3)
   ------------------------      --------- --------- ----------- -------------
   Office Properties:
   Remaining 2000...............     64      258,687     4.4%       $ 5,441
   2001.........................     87      964,884    16.4         16,095
   2002.........................     67      483,792     8.2          8,144
   2003.........................     47      257,283     4.4          4,945
   2004.........................     51      818,826    13.9         18,437
   2005.........................     27      771,916    13.1         11,417
                                    ---    ---------    ----        -------
                                    343    3,555,388    60.4         64,479
                                    ---    ---------                -------
   Industrial Properties:
   Remaining 2000...............     50      697,393    11.3          5,522
   2001.........................     65      789,173    12.8          5,524
   2002.........................     38      312,904     5.1          2,826
   2003.........................     31      761,613    12.4          5,944
   2004.........................     17      594,181     9.6          4,517
   2005.........................     11      533,660     8.7          3,541
                                    ---    ---------    ----        -------
                                    212    3,688,924    59.9         27,874
                                    ---    ---------                -------
   Total Portfolio..............    555    7,244,312    60.1%       $92,353
                                    ===    =========                =======

--------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month to month tenants.

(2) Based on total leased square footage for the respective portfolios as of March 31, 2000.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before April 1, 2000.

                       Leasing Activity by Segment Type

                              Number of                             Weighted
                               Leases      Square Feet               Average
                             ----------- --------------- Retention Lease Term
                             New Renewal New(1)   Rate    Renewal  (in months)
                             --- ------- ------- ------- --------- -----------
For the Three Months Ended
 March 31, 2000:
Office Properties...........   9    15    18,327  89,705   67.4%        24
Industrial Properties.......  13    15   196,840 324,827   65.6%        68
                             ---   ---   ------- -------
Total Portfolio.............  22    30   215,167 414,532   66.0%        60
                             ===   ===   ======= =======

--------
(1) The lease-up of 215,167 square feet to new tenants for the three months ended March 31, 2000 includes re-leasing of 67,237 square feet and first generation leasing of 147,930 square feet.

Historical Cash Flows

   The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured debt financing and proceeds from the Company's targeted dispositions program. The Company's net cash provided by operating activities decreased $3.6 million, or 20.3% to $14.4 million for the three months ended March 31, 2000 compared to $18.0 million for the three months ended March 31, 1999. This decrease was primarily attributable to an increase in tenant receivables and cash paid for deferred leasing costs and prepaid expenses.

   Cash used in investing activities decreased $23.2 million, or 37.6% to $38.5 million for the three months ended March 31, 2000 compared to $61.7 million for the three months ended March 31, 1999. Cash used in investing activities for the three months ended March 31, 2000 consisted primarily of the purchase of 17 acres of undeveloped land for $11.3 million (net of an $8.5 million mortgage note payable issued in connection with the acquisition), the sale of two office buildings for $3.4 million, expenditures for construction in progress of $36.4 million, and $1.5 million in additional tenant improvements and capital expenditures. Cash used in investing activities for three months ended March 31, 1999 consisted primarily of the purchase of one office property for $15.2 million (net of $3.6 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and the repayment of an existing $2.3 million note receivable), the purchase of 58 acres of undeveloped land for $16.5 million (net of $6.3 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the sale of eight acres of undeveloped land for $1.4 million, expenditures for construction in progress of $26.7 million, and $3.1 million in additional tenant improvements and capital expenditures.

   Cash provided by financing activities decreased $32.4 million, or 81.5% to $7.3 million for the three months ended March 31, 2000 compared to $39.7 million for the three months ended March 31, 1999. Cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of $64.5 million in borrowings under the Credit Facility, partially offset by $13.5 million in distributions paid to common stockholders and common unitholders, $0.5 million in distributions paid to the minority interests in the Development LLCs, and $41.3 million paid for the Company's stock repurchase program. Cash provided by financing activities for the three months ended March 31, 1999 consisted primarily of proceeds of $95.0 million from the issuance of mortgage debt, partially offset by $40.0 million in repayments to the Credit Facility and $12.9 million in distributions paid to common stockholders and common unitholders.

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

   The following table presents the Company's Funds From Operations for the three months ended March 31, 2000 and 1999.

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
                                                               (in thousands)
   Net income................................................. $ 9,578 $ 9,910
     Adjustments:
       Minority interest in earnings of Operating
        Partnership...........................................   1,372   1,536
       Depreciation and amortization..........................   9,323   7,217
       Loss on disposition of operating property..............     305
       Other..................................................     102     127
                                                               ------- -------
   Funds From Operations...................................... $20,680 $18,790
                                                               ======= =======

Inflation

   The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

   Changes from December 31, 1999 to March 31, 2000

   In February 2000, the Company entered into an interest-rate swap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement, which expires in February 2002, requires the Company to pay fixed rate interest payments based on an interest rate of 6.95% and receive floating rate interest payments based on one-month LIBOR. As a result of the execution of the interest-rate swap agreement, the Company's ratio of fixed rate debt to total debt (excluding Cumulative Redeemable Preferred units) increased 20.3% from 42.5% at December 31, 1999 to 62.8% at March 31, 2000. This percentage does not take into consideration the portion of the floating rate debt capped by the Company's existing interest-rate cap agreements since LIBOR rates were below the contractual cap rates at March 31, 2000. The Company currently has interest-rate cap agreements to cap LIBOR on $150 million of its floating rate debt at 6.50% through January 2002. Including the effect of the interest-rate cap agreements, the Company had fixed or capped approximately 86.8% of its total outstanding debt at March 31, 2000.

   Changes Subsequent to March 31, 2000

   In May 2000, one of the Development LLCs entered into an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on it's floating rate construction loan during periods of increasing interest rates. The agreement has an initial notional amount of $21.1 million that increases from $21.1 million to $57.0 million during the period from May 2000 through August 2001, and than remains at $57.0 million until expiration in April 2002. Including the effects of this additional interest-rate cap agreement, the Company had fixed or capped approximately 84.6% of its total outstanding debt at May 10, 2000.

Tabular Presentation of Market Risk

   The tabular presentations below provide information about the Company's interest rate sensitive financial and derivative instruments as of March 31, 2000 and 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

   Presentation at March 31, 2000

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at March 31, 2000 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the related expected maximum contractual interest rate index for outstanding Credit Facility borrowings from 2000 through 2002.

   For variable rate mortgage debt, the table presents the assumption that the outstanding principal balance at March 31, 2000 will be paid upon maturity in October 2003. The table also presents the related contractual interest rate index for outstanding variable rate mortgage debt borrowings from 2000 through 2003.

   For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at March 31, 2000 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related contractual weighted-average interest rate at March 31, 2000 for outstanding fixed rate mortgage debt borrowings from 2000 through 2004 and thereafter.

   For the Series A and Series C Cumulative Redeemable Preferred units (the "Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the

Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. For the Series D Cumulative Redeemable Preferred units (the "Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the 9.250% Series D Cumulative Redeemable Preferred stock, in 2009 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate at March 31, 2000 for outstanding Preferred units from 2000 through the exchange date. The same interest rates will apply when the Preferred units are exchanged into the Cumulative Redeemable Preferred stock.

   For interest-rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. For interest-rate swaps, the table presents notional amounts, average maximum contractual fixed pay rates, and the related interest rate index upon which the floating rate receive rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances March 31, 2000.

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                                March 31, 2000
                             (dollars in millions)

                                    Maturity Date
                         -----------------------------------------         Fair Value at
                                                            There-           March 31,
                         2000   2001    2002   2003   2004  after   Total      2000
                         -----  -----  ------  -----  ----  ------  ------ -------------
Liabilities:
Unsecured line of
 credit:
  Variable rate.........               $292.5                       $292.5    $292.5
  Average interest       LIBOR  LIBOR   LIBOR
   rate index........... +1.50% +1.50%  +1.50%

Mortgage debt:
  Variable rate.........                       $90.0                $ 90.0    $ 90.0
  Average interest       LIBOR  LIBOR   LIBOR  LIBOR
   rate index........... +1.75% +1.75%  +1.75% +1.75%

  Fixed rate............ $ 3.7  $ 5.2  $  5.6  $14.6  $6.6  $207.1  $242.8    $240.5
  Average interest
   rate.................  7.82%  7.82%   7.82%  7.82% 7.82%   7.82%

Series A, C and D
 Preferred units:
  Fixed rate............                                                      $142.1
  Average interest
   rate.................  8.71%  8.71%   8.71%  8.71% 8.71%   8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                                March 31, 2000
                             (dollars in millions)

                                   Maturity Date
                         -------------------------------------        Fair Value at
                                                        There-          March 31,
                          2000   2001  2002   2003 2004 after  Total      2000
                         ------  ---- ------  ---- ---- ------ ------ -------------
Interest Rate
 Derivatives Used to
 Hedge Variable Rate
 Debt:
Interest rate cap
 agreements:
  Notional amount....... $150.0       $150.0                   $300.0     $ 1.5
  Cap rate..............   6.50%        6.50%
  Forward rate index....  LIBOR        LIBOR

Interest rate swap
 agreements:
  Notional amount.......              $150.0                   $150.0     $(0.1)
  Fixed pay interest
   rate.................                8.45%
  Floating receive
   interest                            LIBOR
   rate index...........               +1.50%

  Presentation at March 31, 1999

   For the unsecured line of credit, the table presents that the outstanding principal balance at March 31, 1999 was paid in November 1999 when the Company obtained its new $400 million Credit Facility. The table also presents the related maximum interest rate index for outstanding Credit Facility borrowings in 1999.

   For variable rate mortgage debt, the table presents that the outstanding principal balance at March 31, 1999 was paid in April 1999 when the Company subsequently repaid this loan. The table also presents the related interest rate index.

   For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at March 31, 1999 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate at March 31, 1999 for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter.

   For the Series A and Series C Cumulative Redeemable Preferred units (the "Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Preferred units since the Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate for outstanding Preferred units at March 31, 1999 from 1999 through the exchange date, however the same interest rates will apply when the Preferred units are exchanged into the Cumulative Redeemable Preferred stock.

   For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 1999. For interest-rate caps, the unamortized cost of the premiums at March 31, 1999 is shown as the market value at March 31, 1999 since the Company's exposure is limited to the costs paid to enter into such agreements.

                       Interest Rate Sensitivity Analysis
                        Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                                 March 31, 1999
                             (dollars in millions)

                                                                                    Fair Value
                                      Maturity Date                                     at
                          ------------------------------------------                March 31,
                           1999   2000  2001  2002  2003  Thereafter   Total           1999
                          ------  ----  ----  ----  ----  ----------   ------         ------
Liabilities:
Line of credit:
  Variable rate.........  $232.0                                       $232.0         $232.0
  Average interest rate    LIBOR
   index................   +1.38%

Mortgage debt:
  Variable rate.........  $ 19.0                                       $ 19.0         $ 19.0
  Average interest rate    LIBOR
   index................   +1.50%

  Fixed rate............  $  2.6  $3.9  $4.2  $4.6  $5.0    $188.5     $208.8         $211.9
  Average interest
   rate.................    7.83% 7.83% 7.83% 7.83% 7.83%     7.83%

Series A and C Preferred
 units:
  Fixed rate............                                    $107.0     $107.0         $ 99.2
  Average interest
   rate.................    8.49% 8.49% 8.49% 8.49% 8.49%     8.49%

                       Interest Rate Sensitivity Analysis
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                                 March 31, 1999
                             (dollars in millions)

                                                                                 Unamortized
                                                                                     Cost
                                     Maturity Date                                    at
                         ----------------------------------------                 March 31,
                         1999    2000   2001 2002 2003 Thereafter   Total            1999
                         -----  ------  ---- ---- ---- ----------   ------          ------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount.......        $150.0                              $150.0           $0.1
  Cap rate..............  6.50%   6.50%
  Forward rate index.... LIBOR   LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   During the three months ended March 31, 2000, no legal proceedings were initiated against or on behalf of the Company, which if determined unfavorably to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES

   During the first quarter of 2000, common unitholders of the Operating Partnership exchanged 424,199 common limited partnership units for shares of the Company's common stock on a one-for-one basis. The 424,199 common shares issued in connection with the redemption were registered on registration statements declared effective by the SEC in September and October 1999. The common units that were redeemed in connection with the exchange were previously issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit
 Number  Description
 ------- -----------
 *27.1   Financial Data Schedule.

--------
 *Filed herewith.

   (b) Reports on Form 8-K

   The Company filed a Report on Form 8-K, dated May 3, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.

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

                                                 /s/ Ann Marie Whitney
                                          By: _________________________________
                                                     Ann Marie Whitney
                                                 Senior Vice President and
                                                         Controller
                                               (Principal Accounting Officer)