Form 10-Q
period 2000-06-30
KILROY REALTY CORP
filed 2000-08-14
CIK 1025996

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

                 For the quarterly period ended June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 11, 2000, 26,455,400 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

       QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (unaudited)

         Consolidated Balance Sheets as of June 30, 2000 and December
         31, 1999.......................................................     3

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2000 and 1999............................     4

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999.........................................     5

         Notes to Consolidated Financial Statements.....................     6

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    13

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    27

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    30

 Item 2. CHANGES IN SECURITIES..........................................    30

 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    30

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    30

 Item 5. OTHER INFORMATION..............................................    30

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    30

         SIGNATURES.....................................................    31

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------  ------------


                        ASSETS
                        ------

INVESTMENT IN REAL ESTATE (Note 2):
 Land and improvements................................ $  274,541   $  274,463
 Buildings and improvements...........................  1,016,166      946,130
 Undeveloped land and construction in progress, net...    176,858      189,645
                                                       ----------   ----------
   Total investment in real estate....................  1,467,565    1,410,238
 Accumulated depreciation and amortization............   (189,410)    (174,427)
                                                       ----------   ----------
   Investment in real estate, net.....................  1,278,155    1,235,811

CASH AND CASH EQUIVALENTS.............................     16,518       26,116
RESTRICTED CASH.......................................      6,322        6,636
TENANT RECEIVABLES, NET...............................     25,621       22,078
NOTES RECEIVABLE FROM RELATED PARTY (Note 3)..........     45,278
DEFERRED FINANCING AND LEASING COSTS, NET.............     32,997       27,840
PREPAID EXPENSES AND OTHER ASSETS (Note 2)............     18,172        2,020
                                                       ----------   ----------
   TOTAL ASSETS....................................... $1,423,063   $1,320,501
                                                       ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
 Mortgage debt (Notes 2 & 4).......................... $  386,034   $  325,516
 Unsecured line of credit (Note 4)....................    305,000      228,000
 Accounts payable and accrued expenses................     32,165       26,260
 Accrued distributions (Note 9).......................     13,591       13,456
 Rents received in advance and tenant security
  deposits............................................     20,664       20,287
                                                       ----------   ----------
   Total liabilities..................................    757,454      613,519
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 5):
 8.075% Series A Cumulative Redeemable Preferred
  unitholders.........................................     73,716       73,716
 9.375% Series C Cumulative Redeemable Preferred
  unitholders.........................................     34,464       34,464
 9.250% Series D Cumulative Redeemable Preferred
  unitholders.........................................     44,321       44,022
 Common unitholders of the Operating Partnership......     62,315       71,920
 Minority interests in Development LLCs...............     10,969        9,931
                                                       ----------   ----------
   Total minority interests...........................    225,785      234,053
                                                       ----------   ----------
STOCKHOLDERS' EQUITY (Note 6):
 Preferred stock, $.01 par value, 26,200,000 shares
  authorized, none issued and outstanding.............
 8.075% Series A Cumulative Redeemable Preferred
  stock, $.01 par value,
  1,700,000 shares authorized, none issued and
   outstanding........................................
 Series B Junior Participating Preferred stock, $.01
  par value,
  400,000 shares authorized, none issued and
   outstanding........................................
 9.375% Series C Cumulative Redeemable Preferred
  stock, $.01 par value,
  700,000 shares authorized, none issued and
   outstanding........................................
 9.250% Series D Cumulative Redeemable Preferred
  stock, $.01 par value,
  1,000,000 shares authorized, none issued and
   outstanding........................................
 Common stock, $.01 par value, 150,000,000 shares
  authorized,                                                 265          278
  26,455,400 and 27,808,410 shares issued and
   outstanding, respectively..........................
 Additional paid-in capital...........................    459,436      491,204
 Distributions in excess of earnings..................    (19,877)     (18,553)
                                                       ----------   ----------
   Total stockholders' equity.........................    439,824      472,929
                                                       ----------   ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $1,423,063   $1,320,501
                                                       ==========   ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                           ----------------------  ----------------------
                                                              2000        1999        2000        1999
                                                           ----------  ----------  ----------  ----------
REVENUES (Note 7):
  Rental income........................................... $   39,370  $   34,164  $   77,072  $   66,982
  Tenant reimbursements...................................      4,594       4,193       9,288       8,316
  Interest income.........................................      1,016         221       1,302         621
  Other income............................................        380         723       1,461         932
                                                           ----------  ----------  ----------  ----------
    Total revenues........................................     45,360      39,301      89,123      76,851
                                                           ----------  ----------  ----------  ----------
EXPENSES:
  Property expenses.......................................      6,074       5,329      11,532      10,463
  Real estate taxes.......................................      3,049       2,852       6,436       5,861
  General and administrative expenses.....................      2,555       2,201       5,187       4,515
  Ground leases...........................................        399         334         788         671
  Interest expense........................................      9,948       6,160      17,776      11,919
  Depreciation and amortization...........................      9,645       7,460      18,968      14,677
                                                           ----------  ----------  ----------  ----------
    Total expenses........................................     31,670      24,336      60,687      48,106
                                                           ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS BEFORE GAINS ON DISPOSITIONS OF
 OPERATING PROPERTIES, EQUITY IN LOSS OF UNCONSOLIDATED
 SUBSIDIARY AND MINORITY INTERESTS........................     13,690      14,965      28,436      28,745
GAINS ON DISPOSITIONS OF OPERATING PROPERTIES.............      4,273                   3,968
EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY...............        (24)        (14)        (17)        (14)
                                                           ----------  ----------  ----------  ----------
INCOME BEFORE MINORITY INTERESTS..........................     17,939      14,951      32,387      28,731
                                                           ----------  ----------  ----------  ----------
MINORITY INTERESTS:
  Distributions on Cumulative Redeemable Preferred units..     (3,375)     (2,335)     (6,750)     (4,669)
  Minority interest in earnings of Operating Partnership..     (1,843)     (1,820)     (3,215)     (3,356)
  Minority interest in earnings of Development LLCs.......         83                     (41)
                                                           ----------  ----------  ----------  ----------
    Total minority interests..............................     (5,135)     (4,155)    (10,006)     (8,025)
                                                           ----------  ----------  ----------  ----------
NET INCOME................................................ $   12,804  $   10,796  $   22,381  $   20,706
                                                           ==========  ==========  ==========  ==========
Net income per common share--basic (Note 8)............... $     0.49  $     0.39  $     0.84  $     0.75
                                                           ==========  ==========  ==========  ==========
Net income per common share--diluted (Note 8)............. $     0.49  $     0.39  $     0.84  $     0.75
                                                           ==========  ==========  ==========  ==========
Weighted average shares outstanding--basic (Note 8)....... 26,258,821  27,629,210  26,743,659  27,630,867
                                                           ==========  ==========  ==========  ==========
Weighted average shares outstanding--diluted (Note 8)..... 26,348,049  27,713,291  26,788,468  27,673,500
                                                           ==========  ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................... $  22,381  $ 20,706
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization............................    18,968    14,677
 Provision for uncollectable tenant receivables and
    unbilled deferred rent................................     1,297     1,310
 Minority interest in earnings of Operating Partnership
    and Development LLCs..................................     3,256     3,356
 Amortization of restricted stock grants..................       236       254
 Gains on dispositions of operating properties and
    undeveloped land......................................    (3,968)     (539)
 Other....................................................      (184)     (216)
 Changes in assets and liabilities:
  Tenant receivables......................................    (5,693)   (3,349)
  Deferred leasing costs..................................    (1,413)   (1,674)
  Prepaid expenses and other assets.......................    (3,853)     (164)
  Accounts payable and accrued expenses...................     6,219       (19)
  Rents received in advance and tenant security
    deposits..............................................       377     1,479
  Accrued distributions to Cumulative Redeemable
   Preferred unitholders..................................       299        58
                                                           ---------  --------
   Net cash provided by operating activities..............    37,922    35,879
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties....................    (7,577)  (23,977)
 Expenditures for undeveloped land and construction in
  progress................................................   (79,653)  (72,483)
 Cash paid to acquire note receivable.....................   (45,278)
 Proceeds received from dispositions of operating
  properties..............................................    26,294
 Proceeds received from dispositions of undeveloped land..               5,051
 Net advances to unconsolidated subsidiary................      (314)   (1,016)
                                                           ---------  --------
   Net cash used in investing activities..................  (106,528)  (92,425)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchases of common stock..............................   (41,255)
 Net borrowings (repayments) on unsecured line of credit..    77,000   (19,500)
 Proceeds from issuance of mortgage debt..................    54,388   125,000
 Principal payments on mortgage debt......................    (2,370)  (20,585)
 Financing costs..........................................    (3,097)     (780)
 Decrease in restricted cash..............................       314     1,474
 Net contributions from minority interests in Development
  LLCs....................................................       996
 Distributions paid to common stockholders and common
  unitholders.............................................   (26,968)  (26,462)
                                                           ---------  --------
   Net cash provided by financing activities..............    59,008    59,147
                                                           ---------  --------
Net (decrease) increase in cash and cash equivalents......    (9,598)    2,601
Cash and cash equivalents, beginning of period............    26,116     6,443
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $  16,518  $  9,044
                                                           =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest...... $  16,411  $ 11,133
                                                           =========  ========
 Distributions paid to Cumulative Redeemable Preferred
  unitholders............................................. $   6,452  $  4,596
                                                           =========  ========

NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 8)................ $  13,591  $ 13,567
                                                           =========  ========
 Issuance of mortgage note payable in connection with
  undeveloped land acquisition (Note 2)................... $   8,500
                                                           =========
 Issuance of common units of the Operating Partnership to
  acquire operating properties and undeveloped land.......            $  9,915
                                                                      ========
 Minority interest recorded in connection with Development
  LLCs undeveloped land acquisitions......................            $  9,733
                                                                      ========
 Note receivable from related parties repaid in connection
  with operating property acquisition.....................            $  2,267
                                                                      ========
 Note receivable from related parties satisfied in
  connection with Development LLC undeveloped land
  acquisitions............................................            $  6,531
                                                                      ========


          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

1. Organization and Basis of Presentation

   Organization

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust ("REIT"). As of June 30, 2000, the Company's stabilized portfolio of operating properties consisted of 82 office buildings (the "Office Properties") and 83 industrial buildings (the "Industrial Properties"), which encompassed approximately 6.3 million and 6.2 million rentable square feet, respectively, and was 97.3% occupied. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of June 30, 2000, the Company had recently completed construction on two office properties encompassing an aggregate of approximately 293,800 rentable square feet which were in the lease-up phase. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. In addition, as of June 30, 2000, the Company had 10 office properties under construction which when completed are expected to encompass an aggregate of approximately 906,500 rentable square feet.

   The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.6% general partnership interest in the Operating Partnership as of June 30, 2000. The Operating Partnership owns a 50% interest in two limited liability companies (the "Development LLCs") which were formed to develop two multi-phased office projects in San Diego, California. The Development LLCs are consolidated for financial reporting purposes since the Company holds significant control over the entities through a 50% managing partner ownership interest, combined with the ability to control all significant development and operating decisions.

   Basis of Presentation

   The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Certain prior year amounts have been reclassified to conform to the current period's presentation.

   New Accounting Pronouncement

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying GAAP to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

                           KILROY REALTY CORPORATION

2. Acquisitions, Dispositions and Completed Development Projects

   Acquisitions

   In March 2000, the Company acquired 17 acres of undeveloped land in San Diego, California from an unaffiliated third party for $11.3 million, consisting of a cash payment of $2.8 million and the issuance of an $8.5 million mortgage note payable due to the seller. The $8.5 million mortgage note payable due to the seller is payable upon the earlier of the successful completion of infrastructure improvements to the undeveloped land that the seller is obligated to perform, or December 31, 2003, the note's stated maturity. The note bears interest at 10.00% per annum until December 31, 2000, the date upon which the seller is expected to complete the infrastructure improvements. If the infrastructure improvements are not completed by December 31, 2000, the note will not accrue any additional interest and the principal balance of the note will be reduced at the rate of $1,000 per day. The cash portion of the purchase price was funded primarily with existing working capital.

   Dispositions

   During the six months ended June 30, 2000, the Company sold, through four separate transactions, five office and four industrial buildings containing an aggregate of approximately 373,100 rentable square feet, to unaffiliated third parties for an aggregate sales price of $40.2 million as follows:

                                              Month of                  Rentable Square   Sales Price
   Property Type                Location     Disposition # of Buildings      Feet       ($ in millions)
   -------------            ---------------- ----------- -------------- --------------- ---------------
   Industrial.............. Lake Forest, CA    January         2             45,300          $ 3.3
   Industrial.............. Garden Grove, CA    April          1            110,200            6.3
   Industrial.............. Carlsbad, CA        June           1             82,900           12.6
   Office.................. Aliso Viejo, CA     June           5            134,700           18.0
                                                              ---           -------          -----
     Total..............................................       9            373,100          $40.2
                                                              ===           =======          =====

   In connection with the disposition of the industrial property in Carlsbad, California which closed on June 30, 2000, the Company recorded a $12.5 million escrow receivable relating to the net sales proceeds as of June 30, 2000. The escrow receivable is included in prepaid expenses and other assets on the consolidated balance sheet at June 30, 2000.

   Completed Development Projects

   During the six months ended June 30, 2000, the Company completed the development of, and stabilized three office buildings containing an aggregate of approximately 314,100 rentable square feet as shown on the table below. These properties were included in the Company's stabilized portfolio at June 30, 2000 since they exceeded 95% occupancy upon completion.

                                           Completion &                   Rentable Square Occupancy at
   Property Type             Location   Stabilization Date # of Buildings      Feet       June 30, 2000
   -------------            ----------- ------------------ -------------- --------------- -------------
   Office.................. Del Mar, CA      Q1 2000              1            72,300          100%
   Office.................. Del Mar, CA      Q2 2000              1           129,700          100%
   Office.................. Del Mar, CA      Q2 2000              1           112,100          100%
                                                                ---           -------
     Total................................................        3           314,100          100%
                                                                ===           =======

                           KILROY REALTY CORPORATION

   At June 30, 2000, the Company had recently completed construction on two office properties encompassing an aggregate of approximately 293,800 rentable square feet, which were in the lease-up phase as follows:

                                                                          Rentable Square
   Property Type               Location    Completion Date # of Buildings      Feet
   -------------            -------------- --------------- -------------- ---------------
   Office.................. Long Beach, CA     Q2 2000            1           192,400
   Office.................. Calabasas, CA      Q2 2000            1           101,400
                                                                ---           -------
     Total................................................        2           293,800
                                                                ===           =======

3. Notes Receivable from Related Party

   On May 1, 2000, the Company initiated actions that have put it in a position to potentially acquire the fee interest in a three building office complex located in El Segundo, California. The complex, which encompasses approximately 366,000 aggregate rentable square feet, is currently owned by Kilroy Airport Imperial Co. ("KAICO"), a partnership owned by John B. Kilroy, Sr., the Company's Chairman of the Board of Directors, John B. Kilroy, Jr. the Company's President and Chief Executive Officer, and certain other Kilroy family members. The complex is comprised of two office buildings and a parking structure. One of the office buildings is occupied by Hughes Space & Communications Company ("Hughes") and the other office building is vacant. The lease with Hughes contains a 60-day right of first offer that gives Hughes, under certain circumstances, the right to offer to purchase the complex. The Company believes the 60-day right of first offer expired in July 2000.

   In the first step of the transaction, on May 1, 2000, the Company purchased a non-recourse note receivable with an outstanding principal balance of $60.8 million and accrued interest of $10.2 million from an institutional lender for $45.3 million. The note is secured by a first trust deed on the complex and has an annual interest rate of 9.63% and a maturity date of February 1, 2005. At the time of the acquisition, KAICO was in payment default under the terms of the note. The Company recorded its investment in the impaired note at the $45.3 million purchase price and recorded no additional impairment allowance since the Company believes that the purchase price of the note is less than the fair market value of the complex securing it. The acquisition of the note was funded with borrowings under the Company's revolving credit facility.

   As a result of the acquisition of the note, the Company is receiving all of the net operating income from the complex under a related agreement. In addition, KAICO will pay the Company approximately $98,000 per month for six months. The Company is recording these amounts as interest income on the consolidated statement of operations on a cash basis. For the months of May and June 2000, the Company recorded approximately $0.8 million of interest income related to this note.

   The Company and KAICO also entered into an agreement whereby the Company agreed to pay KAICO approximately $3.7 million for the reimbursement of expenditures incurred by KAICO on the complex since 1997 and for the modification of an existing option that the Company holds to purchase the complex. Of the $3.7 million, $2.3 million was paid to KAICO on May 1, 2000 at the time of the note acquisition. The Company, in its capacity as manager of the property, has been named as a codefendant in litigation currently pending between KAICO and Hughes with respect to the lease on the complex. The Company believes there would be no material adverse effect upon its financial condition, results of operations and cash flows if the litigation were determined adversely to KAICO or the Company.

4. Unsecured Line of Credit and Mortgage Debt

   As of June 30, 2000, the Company had borrowings of $305 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $54.6 million. Availability

                           KILROY REALTY CORPORATION
under the Credit Facility is based upon the value of the Company's unencumbered assets. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.18% at June 30, 2000), depending upon the Company's leverage ratio at the time of borrowing. In April 2000, the Credit Facility agreement was amended to increase the funds available on the unencumbered asset pool and to increase the unsecured leverage ratio. The Company expects to use the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   In February 2000, the Company entered into an interest rate swap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement, which expires in February 2002, requires the Company to pay fixed rate interest payments based on an annual interest rate of 6.95% and receive floating rate interest payments based on one-month LIBOR.

   Also, in February 2000, the Company entered into an interest rate cap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement begins in July 2000, has a LIBOR based cap rate of 6.50%, and expires in January 2002. The Company's exposure is limited to the $1.9 million cost of the agreement which the Company will amortize over the life of the agreement and include as a component of interest expense in the consolidated statements of operations.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan, which had an outstanding balance of approximately $32.4 million at June 30, 2000, bears interest at an annual interest rate of LIBOR plus 2.70% (9.37% at June 30, 2000) and matures on April 17, 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of one of the multi-phased office projects that the Company is developing in San Diego, California, with The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California. The project is expected to encompass approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the three phases of the project that the Company has completed as of June 30, 2000, and all improvements to be constructed.

   In May 2000, one of the Development LLCs entered into an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on the aforementioned floating rate construction loan during periods of increasing interest rates. The agreement has an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The notional amount of this interest rate cap agreement was approximately $31.2 million at June 30, 2000. The Development LLC's exposure is limited to the $0.1 million cost of the agreement.

   In June 2000, one of the Development LLCs borrowed $22.0 million under a mortgage loan that requires monthly principal and interest payments based on a floating annual interest rate of LIBOR plus 1.75% (8.40% at June 30, 2000) amortizes over 25 years, and matures in June 2004. The mortgage loan is secured by two buildings that the Company has developed with The Allen Group and completed in the fourth quarter of 1999. The Development LLC used the proceeds from the mortgage loan to fund development expenditures on the remaining phases of the multi-phase office project to be constructed.

   On July 3, 2000, in connection with the disposition of the industrial property in Carlsbad, California (see Note 2), the Company made a $6.8 million partial paydown on the principal balance of an existing $90.0 million variable-mortgage note payable which has an annual interest rate of LIBOR plus 1.75% and matures in October 2003.

                           KILROY REALTY CORPORATION

   Total interest capitalized for the three months ended June 30, 2000 and 1999 was $4.0 million and $2.8 million, respectively. Total interest capitalized for the six months ended June 30, 2000 and 1999 was $8.0 million and $4.9 million, respectively.

5. Minority Interests

   Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs. The Company owned an 87.6% general partnership interest in the Operating Partnership as of June 30, 2000.

   During the six months ended June 30, 2000, 481,290 common units of the Operating Partnership were exchanged into shares of the Company's common stock on a one-for-one basis. Of these 481,290 common units, 364,200 common units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. In addition, of the 481,290 common units, 1,739 common units were owned by a Vice President of the Company. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common unitholders.

6. Stockholders Equity

   During the first quarter of 2000, the Company repurchased 1,999,300 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million or an average repurchase price of $20.58 per share. Repurchases during the first quarter of 2000 were funded primarily through working capital and borrowings on the Company's unsecured revolving credit facility. The Company did not repurchase any shares of common stock in the second quarter of 2000.

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

   On June 23, 2000, the Company's Compensation Committee, comprised of two independent directors, granted 175,000 shares of restricted stock to certain key employees, the grantees. All of the shares of restricted stock granted, which were sold at a purchase price of $0.01 per share, contain cliff-vesting provisions such that the shares vest 100% on March 1, 2003. Compensation expense for the restricted shares is calculated based upon the Company's closing share price of $24.94 on the June 23, 2000 grant date, and is amortized on a straight-line basis over the vesting period and included in general and administrative expenses in the consolidated statements of operations. The restricted shares have the same dividend and voting rights as common stock. The restricted shares are included in the Company's calculation of weighted average outstanding shares at June 30, 2000.

                           KILROY REALTY CORPORATION

7. Segment Disclosure

   The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) and does not include interest income and expense, depreciation and amortization and corporate general and administrative expenses. All operating revenues are comprised of amounts received from third-party tenants.

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  --------
                                                 (in thousands)
Revenues and Expenses:

Office Properties:
  Operating revenues................. $  31,084  $  27,210  $ 60,958  $ 52,768
  Property and related expenses......     7,672      6,574    14,967    13,198
                                      ---------  ---------  --------  --------
  Net operating income, as defined...    23,412     20,636    45,991    39,570
                                      ---------  ---------  --------  --------
Industrial Properties:
  Operating revenues.................    13,260     11,870    26,863    23,462
  Property and related expenses......     1,850      1,941     3,789     3,797
                                      ---------  ---------  --------  --------
  Net operating income, as defined...    11,410      9,929    23,074    19,665
                                      ---------  ---------  --------  --------
Total Reportable Segments:
  Operating revenues.................    44,344     39,080    87,821    76,230
  Property and related expenses......     9,522      8,515    18,756    16,995
                                      ---------  ---------  --------  --------
  Net operating income, as defined...    34,822     30,565    69,065    59,235
                                      ---------  ---------  --------  --------
Reconciliation to Consolidated Net
 Income:
  Total net operating income, as
   defined, for reportable segments..    34,822     30,565    69,065    59,235
  Other unallocated revenues:
    Interest income..................     1,016        221     1,302       621
  Other unallocated expenses:
    General and administrative
     expenses........................     2,555      2,201     5,187     4,515
    Interest expense.................     9,948      6,160    17,776    11,919
    Depreciation and amortization....     9,645      7,460    18,968    14,677
                                      ---------  ---------  --------  --------
  Net income from operations before
   gains on dispositions of operating
   properties, equity in loss of
   unconsolidated subsidiary and
   minority interests................    13,690     14,965    28,436    28,745
  Gains on dispositions of operating
   properties........................     4,273                3,968
  Equity in loss of unconsolidated
   subsidiary........................       (24)       (14)      (17)      (14)
  Minority interests.................    (5,135)    (4,155)  (10,006)   (8,025)
                                      ---------  ---------  --------  --------
  Net income......................... $  12,804  $  10,796  $ 22,381  $ 20,706
                                      =========  =========  ========  ========

                           KILROY REALTY CORPORATION

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

                          Three Months Ended June 30, 2000    Three Months Ended June 30, 1999
                         ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------- ------------- ---------
                                   (in thousands, except share and per share amounts)
Basic...................   $12,804    26,258,821     $0.49     $10,796    27,629,210     $0.39
Effect of dilutive
 securities:
  Stock options
   granted..............                  89,228                              84,081
                           -------    ----------     -----     -------    ----------     -----
Diluted ................   $12,804    26,348,049     $0.49     $10,796    27,713,291     $0.39
                           =======    ==========     =====     =======    ==========     =====

                           Six Months Ended June 30, 2000      Six Months Ended June 30, 1999
                         ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------  ------------- ---------
                                   (in thousands, except share and per share amounts)
Basic...................   $22,381    26,743,659     $0.84    $20,706     27,630,867     $0.75
Effect of dilutive
 securities:
  Stock options
   granted..............                  44,809                              42,633
                           -------    ----------     -----    -------     ----------     -----
Diluted ................   $22,381    26,788,468     $0.84    $20,706     27,673,500     $0.75
                           =======    ==========     =====    =======     ==========     =====

   At June 30, 2000, Company employees and directors held options to purchase approximately 1,093,000 shares of the Company's common stock that, based on the Company's average share price for the quarter ended June 30, 2000, were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

9. Subsequent Events

   On July 3, 2000, in connection with disposition of the industrial property in Carlsbad, California (see Note 2), the Company made a $6.8 million partial paydown of the principal balance of an existing $90.0 million variable-rate mortgage note payable due October 2003 (see Note 4).

   On July 14, 2000, aggregate distributions of $13.6 million were paid to common stockholders and common unitholders of record on June 30, 2000.

   On July 24, 2000, the Company sold five industrial buildings encompassing approximately 430,000 aggregate rentable square feet to an unaffiliated third party. The buildings, which are located in San Jose, California, were sold for an aggregate sales price of $62.4 million in cash at a gain of approximately $7.0 million.

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

Overview and Background

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust ("REIT"). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.6% general partnership interest in the Operating Partnership as of June 30, 2000.

Results of Operations

   The Company continues to focus its efforts on its substantial development pipeline which at June 30, 2000 consisted of an aggregate of approximately 1.3 million rentable square feet of in-process and committed office development projects and an aggregate of approximately 1.5 million rentable square feet of future office development projects that the Company expects to add to its stabilized portfolio. During the six months ended June 30, 2000, the Company completed and stabilized three office buildings encompassing an aggregate of approximately 314,100 rentable square feet. During the third and fourth quarters of 1999, the Company completed and stabilized six office and four industrial buildings encompassing an aggregate of approximately 472,000 and 390,200 rentable square feet, respectively. The Company's stabilized portfolio of operating properties consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. At June 30, 2000, the Company had two office buildings encompassing an aggregate of approximately 293,800 rentable square feet in the lease-up phase and ten office projects under construction which when completed are expected to encompass an aggregate of approximately 906,500 rentable square feet.

   During the six months ended June 30, 2000, the Company sold four industrial and five office buildings encompassing an aggregate of approximately 238,400 and 134,700 rentable square feet respectively, for an aggregate sales price of $40.2 million. During the third and fourth quarters of 1999, the Company disposed of five office and five industrial buildings encompassing an aggregate of 113,700 and 335,800 rentable square feet, respectively, for an aggregate sales price of $22.6 million. The Company did not acquire any operating properties during the six months ended June 30, 2000. During the third and fourth quarters of 1999, the Company acquired one office building encompassing an aggregate of 50,900 rentable square feet for an aggregate acquisition cost of $9.5 million.

   As a result of the properties acquired and the projects developed by the Company subsequent to June 30, 1999, net of the effect of properties disposed of subsequent to June 30, 1999, rentable square footage in the Company's portfolio of stabilized properties increased by approximately 609,000 rentable square feet, or 5.1% to 12.5 million rentable square feet at June 30, 2000 compared to 12.0 million rentable square feet at June 30, 1999. As of June 30, 2000, the Company's stabilized portfolio was comprised of 82 office properties (the "Office Properties") encompassing 6.3 million rentable square feet and 83 industrial properties (the "Industrial Properties") encompassing approximately
6.2 million rentable square feet. The stabilized portfolio occupancy rate at June 30, 2000 was 97.3%, with the Office and Industrial Properties 96.2% and 98.4% occupied, respectively.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

                                             Three Months
                                            Ended June 30,
                                            --------------- Dollar   Percentage
                                             2000    1999   Change     Change
                                            ------- ------- -------  ----------
                                            (unaudited, dollars in thousands)
Revenues:
  Rental income............................ $39,370 $34,164 $ 5,206     15.2%
  Tenant reimbursements....................   4,594   4,193     401      9.6
  Interest income..........................   1,016     221     795    359.7
  Other income.............................     380     723    (343)   (47.4)
                                            ------- ------- -------
    Total revenues.........................  45,360  39,301   6,059     15.4
                                            ------- ------- -------
Expenses:
  Property expenses........................   6,074   5,329     745     14.0
  Real estate taxes........................   3,049   2,852     197      6.9
  General and administrative expenses......   2,555   2,201     354     16.1
  Ground leases............................     399     334      65     19.5
  Interest expense.........................   9,948   6,160   3,788     61.5
  Depreciation and amortization............   9,645   7,460   2,185     29.3
                                            ------- ------- -------
    Total expenses.........................  31,670  24,336   7,334     30.1
                                            ------- ------- -------
Income from operations before gains on
 dispositions of operating properties,
 equity in loss of unconsolidated
 subsidiary and minority interests......... $13,690 $14,965 $(1,275)    (8.5%)
                                            ======= ======= =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the three months ended June 30, 2000 and 1999.

                               Office Properties

                               Total Office Portfolio              Core Office Portfolio
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $27,459 $23,561 $3,898     16.5%   $22,435 $21,739 $ 696       3.2%
  Tenant
   reimbursements.......    3,287   2,966    321     10.8      2,971   2,843   128       4.5
  Other income..........      338     683   (345)   (50.5)       104     270  (166)    (61.5)
                          ------- ------- ------             ------- ------- -----
    Total...............   31,084  27,210  3,874     14.2     25,510  24,852   658       2.6
                          ------- ------- ------             ------- ------- -----
Property and related
 expenses:
  Property expenses.....    5,210   4,614    596     12.9      4,744   4,369   375       8.6
  Real estate taxes.....    2,063   1,626    437     26.9      1,668   1,502   166      11.1
  Ground leases.........      399     334     65     19.5        360     320    40      12.5
                          ------- ------- ------             ------- ------- -----
    Total...............    7,672   6,574  1,098     16.7      6,772   6,191   581       9.4
                          ------- ------- ------             ------- ------- -----
Net operating income, as
 defined................  $23,412 $20,636 $2,776     13.5%   $18,738 $18,661 $  77       0.4%
                          ======= ======= ======             ======= ======= =====

   Total revenues from Office Properties increased $3.9 million, or 14.2% to $31.1 million for the three months ended June 30, 2000 compared to $27.2 million for the three months ended June 30, 1999. Rental income from Office Properties increased $3.9 million, or 16.5% to $27.5 million for the three months ended June 30, 2000 compared to $23.6 million for the three months ended June 30, 1999. Rental income generated by the stabilized office properties owned at January 1, 1999 and still owned at June 30, 2000 (the "Core Office Portfolio") increased $0.7 million, or 3.2% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase is primarily attributable to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 2.8% to 96.0% for the three months ended June 30, 2000 compared to 93.2% for the three months ended June 30, 1999. The remaining increase of $3.2 million in rental income from office properties was generated by the office properties developed by the Company in 2000 and 1999 (the "Office Development Properties").

   Tenant reimbursements from Office Properties increased $0.3 million, or 10.8% to $3.3 million for the three months ended June 30, 2000 compared to $3.0 million for the three months ended June 30, 1999. An increase of $0.1 million, or 4.5% in tenant reimbursements was generated by the Core Office Portfolio which was primarily due to the increase in occupancy in this portfolio. An increase of $0.1 million in tenant reimbursements was generated by the Office Development Properties and the remaining increase of $0.1 million was generated by the Office Properties acquired in 1999, offset by the effect of the Office Properties sold subsequent to June 30, 1999 (the "Net Office Acquisitions and Dispositions"). Other income from Office Properties decreased $0.4 million or 50.5% to $0.3 million for the three months ended June 30, 2000 compared to $0.7 million for the three months ended June 30, 1999. Other income for the three months ended June 30, 1999 included a $0.4 million gain on the sale of five acres of undeveloped land in San Diego, California. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

   Total expenses from Office Properties increased $1.1 million, or 16.7% to $7.7 million for the three months ended June 30, 2000 compared to $6.6 million for the three months ended June 30, 1999. Property expenses increased $0.6 million, or 12.9% to $5.2 million for the three months ended June 30, 2000 compared to $4.6 million for the three months ended June 30, 1999. An increase of $0.4 million in property expenses was attributable to the Core Office Properties, one-third of which was due to occupancy gains. The remaining increase of $0.2 million was attributable to the Office Development Properties. Real estate taxes increased $0.4 million, or 26.9% to $2.0 million for the three months ended June 30, 2000 as compared to $1.6 million for the three months ended June 30, 1999. An increase of $0.2 million in real estate taxes was attributable to the Core Office Properties of which $0.1 million was due to the effect of refunds of prior year real estates taxes which were successfully appealed by the Company and received during the three months ended June 30, 1999. The remaining $0.2 million increase was from the Office Development Properties. Ground lease expense from Office Properties increased $0.1 million, or 19.5% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Of this increase, 10% was attributable to two additional months of ground lease expense at one of the Core Office Portfolio properties, and the remaining increase was attributable to increases in ground lease expense at several other properties.

   Net operating income, as defined, from Office Properties increased $2.8 million, or 13.5% to $23.4 million for the three months ended June 30, 2000 compared to $20.6 million for the three months ended June 30, 1999. Of this increase, $0.1 million was generated by the Core Office Portfolio and represented a 0.4% increase in net operating income for the Core Office Portfolio. Of the remaining increase of $2.7 million, $2.6 million was generated by the Office Development Properties and $0.1 million was generated by the Net Office Acquisitions and Dispositions.

                             Industrial Properties

                             Total Industrial Portfolio         Core Industrial Portfolio
                          ---------------------------------- ---------------------------------
                                          Dollar  Percentage                Dollar  Percentage
                           2000    1999   Change    Change    2000    1999  Change    Change
                          ------- ------- ------  ---------- ------- ------ ------  ----------
Operating revenues:
  Rental income.........  $11,911 $10,603 $1,308     12.3%   $10,412 $8,932 $1,480     16.6%
  Tenant
   reimbursements.......    1,307   1,227     80      6.5      1,074  1,035     39      3.8
  Other income..........       42      40      2      5.0         41     24     17     70.8
                          ------- ------- ------             ------- ------ ------
    Total...............   13,260  11,870  1,390     11.7     11,527  9,991  1,536     15.4
                          ------- ------- ------             ------- ------ ------
Property and related
 expenses:
  Property expenses.....      864     715    149     20.8        665    562    103     18.3
  Real estate taxes.....      986   1,226   (240)   (19.6)       823  1,096   (273)   (24.9)
                          ------- ------- ------             ------- ------ ------
    Total...............    1,850   1,941    (91)    (4.7)     1,488  1,658   (170)   (10.3)
                          ------- ------- ------             ------- ------ ------
Net operating income, as
 defined................  $11,410 $ 9,929 $1,481     14.9%   $10,039 $8,333 $1,706     20.5%
                          ======= ======= ======             ======= ====== ======

   Total revenues from Industrial Properties increased $1.4 million, or 11.7% to $13.3 million for the three months ended June 30, 2000 compared to $11.9 million for the three months ended June 30, 1999. Rental income from Industrial Properties increased $1.3 million, or 12.3% to $11.9 million for the three months ended June 30, 2000 compared to $10.6 million for the three months ended June 30, 1999. An increase of $1.5 million was generated by the stabilized industrial properties owned at January 1, 1999 and still owned at June 30, 2000 (the "Core Industrial Portfolio") and represented a 16.6% increase in rental income for the Core Industrial Portfolio. This increase in rental income from the Core Industrial Portfolio is primarily attributable to an increase in occupancy with additional growth provided by increases in rental rates on renewed and re-leased space in this portfolio. An increase of $0.5 million in rental income was generated by the industrial properties developed by the Company in 2000 and 1999 (the "Industrial Development Properties"), offset by a decrease of $0.7 million in rental income attributed to the seven industrial buildings sold subsequent to June 30, 1999 (the "Industrial Dispositions").

   Tenant reimbursements from Industrial Properties increased $0.1 million, or 6.5% to $1.3 million for the three months ended June 30, 2000 compared to $1.2 million for three months ended June 30, 1999. The increase was primarily generated by the Industrial Development Properties. Other income from Industrial Properties remained consistent for the three months ended June 30, 2000 compared to the same period in 1999.

   Total expenses from Industrial Properties decreased $0.1 million, or 4.7% to $1.8 million for the three months ended June 30, 2000 compared to $1.9 million for the three months ended June 30, 1999. Property expenses from Industrial Properties increased by $0.1 million, or 20.8% to $0.8 million for the three months ended June 30, 2000 compared to $0.7 million for the three months ended June 30, 1999. An increase in property expenses of $0.1 million in the Core Industrial Portfolio due to increased occupancy and a $0.1 million increase from the Industrial Development Portfolio were offset by a decrease of $0.1 million in property expenses for the Industrial Dispositions. Real estate taxes decreased by $0.2 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. A $0.2 million decrease in real estate taxes was attributable to the Core Industrial Portfolio which was due primarily to the effect of prior year property taxes which were successfully appealed by the Company in 2000. An increase of $0.1 million for the Industrial Development Portfolio was offset by a decrease of $0.1 million for the Industrial Dispositions.

   Net operating income, as defined, from Industrial Properties increased $1.5 million, or 14.9% to $11.4 million for the three months ended June 30, 2000 compared to $9.9 million for the three months ended June 30, 1999. An increase of $1.7 million was generated by the Core Industrial Portfolio and represented a 20.5% increase in net operating income for the Core Industrial Portfolio. An increase of $0.4 million in net operating income generated by the Industrial Development Properties was offset by a decrease of $0.6 million in net operating income from the Industrial Dispositions.

Non-Property Related Income and Expenses

   Interest income increased $0.8 million, or 359.7% to $1.0 million for the three months ended June 30, 2000 compared to $0.2 million for the three months ended June 30, 1999. The increase was due primarily to the receipt of interest income on a note receivable acquired in May 2000.

   General and administrative expenses increased $0.4 million, or 16.1% to $2.6 million for the three months ended June 30, 2000 compared to $2.2 million for the three months ended June 30, 1999. This increase was primarily due to higher salaries and benefits.

   Interest expense increased $3.8 million, or 61.5% to $10.0 million for the three months ended June 30, 2000 compared to $6.2 million for the three months ended June 30, 1999, primarily due to a net increase in aggregate indebtedness and higher interest rates. The Company's weighted average annual interest rate increased approximately 1.1% to 8.2% at June 30, 2000 as compared to 7.1% at June 30, 1999.

   Depreciation and amortization increased $2.2 million, or 29.3% to $ 9.7 million for the three months ended June 30, 2000 compared to $7.5 million for the three months ended June 30, 1999. The increase was due primarily to a full quarter of depreciation on properties developed by the Company subsequent to June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

                                              Six Months
                                            Ended June 30,
                                            --------------- Dollar   Percentage
                                             2000    1999   Change     Change
                                            ------- ------- -------  ----------
                                            (unaudited, dollars in thousands)
Revenues:
  Rental income............................ $77,072 $66,982 $10,090     15.1%
  Tenant reimbursements....................   9,288   8,316     972     11.7
  Interest income..........................   1,302     621     681    109.7
  Other income.............................   1,461     932     529     56.8
                                            ------- ------- -------
    Total revenues.........................  89,123  76,851  12,272     16.0
                                            ------- ------- -------
Expenses:
  Property expenses........................  11,532  10,463   1,069     10.2
  Real estate taxes........................   6,436   5,861     575      9.8
  General and administrative expenses......   5,187   4,515     672     14.9
  Ground leases............................     788     671     117     17.4
  Interest expense.........................  17,776  11,919   5,857     49.1
  Depreciation and amortization............  18,968  14,677   4,291     29.2
                                            ------- ------- -------
    Total expenses.........................  60,687  48,106  12,581     26.2
                                            ------- ------- -------

Income from operations before gains on
 dispositions of operating
 properties, equity in loss of
 unconsolidated subsidiary and
 minority interests........................ $28,436 $28,745 $  (309)    (1.1%)
                                            ======= ======= =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements, other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the six months ended June 30, 2000 and 1999.

                               Office Properties

                               Total Office Portfolio              Core Office Portfolio
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $54,037 $46,102 $7,935     17.2%   $44,942 $43,293 $1,649      3.8%
  Tenant
   reimbursements.......    6,449   5,784    665     11.5      5,802   5,619    183      3.3
  Other income..........      472     882   (410)   (46.5)       225     340   (115)   (33.8)
                          ------- ------- ------             ------- ------- ------
    Total...............   60,958  52,768  8,190     15.5     50,969  49,252  1,717      3.5
                          ------- ------- ------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....    9,886   9,037    849      9.4      8,969   8,628    341      4.0
  Real estate taxes.....    4,292   3,490    802     23.0      3,469   3,248    221      6.8
  Ground leases.........      789     671    117     17.4        712     644     68     10.6
                          ------- ------- ------             ------- ------- ------
    Total...............   14,967  13,198  1,768     13.4     13,150  12,520    630      5.0
                          ------- ------- ------             ------- ------- ------

Net operating income, as
 defined................  $45,991 $39,570 $6,422     16.2%   $37,819 $36,732 $1,087      3.0%
                          ======= ======= ======             ======= ======= ======

   Total revenues from Office Properties increased $8.2 million, or 15.5% to $61.0 million for the six months ended June 30, 2000 compared to $52.8 million for the six months ended June 30, 1999. Rental income from Office Properties increased $7.9 million, or 17.2% to $54.0 million for the six months ended June 30, 2000 compared to $46.1 million for the six months ended June 30, 1999. Rental income generated by the stabilized office properties owned at January 1, 1999 and still owned at June 30, 2000 (the "Core Office Portfolio") increased $1.6 million, or 3.8% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily attributable to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 2.6% to 96.8% for the six months ended June 30, 2000 compared to 94.2% for the six months ended June 30, 1999. In addition, there was an increase in rental income generated by a change in rental rates of 2.2%. Of the remaining increase of $6.3 million in rental income from office properties, an increase of $5.9 million was generated by the office properties developed by the Company in 2000 and 1999 (the "Office Development Properties"), and an increase of $0.4 million was generated by the office properties acquired in 1999, offset by the effect of the office properties sold during 1999 and 2000 (the "Net Office Acquisitions and Dispositions").

   Tenant reimbursements from Office Properties increased $0.7 million, or 11.5% to $6.5 million for the six months ended June 30, 2000 compared to $5.8 million for the six months ended June 30, 1999. An increase of $0.2 million in tenant reimbursements was generated by the Core Office Portfolio which was primarily due to the increase in occupancy in this portfolio. An increase of $0.3 million was generated by the Office Development Properties and the remaining increase of $0.2 million was generated by the Net Office Acquisitions and Dispositions. Other income from Office Properties decreased $0.4 million or 46.5% to $0.5 million for the six months ended June 30, 2000 compared to $0.9 million for the six months ended June 30, 1999. Other income for the six months ended June 30, 1999 included $0.5 million in gains on the sale of thirteen acres of undeveloped land in Calabasas and San Diego, California. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

   Total expenses from Office Properties increased $1.8 million, or 13.4% to $15.0 million for the six months ended June 30, 2000 compared to $13.2 million for the six months ended June 30, 1999. Property expenses increased
$0.8 million, or 9.4% to $9.9 million for the six months ended June 30, 2000 compared to $9.1 million for the six months ended June 30, 1999. An increase of $0.3 million in property expenses was attributable to the Core Office Properties which was due to occupancy gains and increased salaries and benefits. Of the remaining increase of $0.5 million in property expenses, an increase of $0.6 million was attributable to the Office Development Portfolio which was offset by a $0.1 million decrease attributable to the Net Office Acquisitions and Dispositions. Real estate taxes increased $0.8 million, or 23.0% to $4.3 million for the six months ended June 30, 2000 as compared to $3.5 million for the six months ended June 30, 1999. Of this increase, $0.2 million was attributable to real estate taxes on the Core Office Portfolio. An increase of $0.5 million was attributable to the Office Development Properties and the remaining increase of $0.1 million was attributable to the Net Office Acquisitions and Dispositions. Ground lease expense from Office Properties increased $0.1, or 17.4% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Of this increase, 7.0% was attributable to two additional months of ground lease expense at one of the Core Office Portfolio properties, and the remaining increase was attributable to increases in ground lease expense at several other properties.

   Net operating income, as defined, from Office Properties increased $6.4 million, or 16.2% to $46.0 million for the six months ended June 30, 2000 compared to $39.6 million for the six months ended June 30, 1999. Of this increase, $1.1 million was generated by the Core Office Portfolio and represented a 3.0% increase in net operating income for the Core Office Portfolio. Of the remaining increase of $5.3 million, $4.8 million was generated by the Office Development Properties and $0.5 million was generated by the Net Office Acquisitions and Dispositions.

                             Industrial Properties

                             Total Industrial Portfolio          Core Industrial Portfolio
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $23,035 $20,880 $2,155      10.3%  $19,783 $17,859 $1,924      10.8%
  Tenant
   reimbursements.......    2,839   2,532    307      12.1     2,341   2,250     91       4.0
  Other income..........      989      50    939   1,878.0       988      32    956   2,987.5
                          ------- ------- ------             ------- ------- ------
    Total...............   26,863  23,462  3,401      14.5    23,112  20,141  2,971      14.8
                          ------- ------- ------             ------- ------- ------
Property and related
 expenses:
Property expenses.......    1,645   1,426    219      15.4     1,364   1,200    164      13.7
Real estate taxes.......    2,144   2,371   (227)     (9.6)    1,809   2,123   (314)    (14.8)
                          ------- ------- ------             ------- ------- ------
    Total...............    3,789   3,797     (8)     (0.2)    3,173   3,323   (150)     (4.5)
                          ------- ------- ------             ------- ------- ------

Net operating income, as
 defined................  $23,074 $19,665 $3,409      17.3%  $19,939 $16,818 $3,121      18.6%
                          ======= ======= ======             ======= ======= ======

   Total revenues from Industrial Properties increased $3.4 million, or 14.5% to $26.9 million for the six months ended June 30, 2000 compared to $23.5 million for the six months ended June 30, 1999. Rental income from Industrial Properties increased $2.1 million, or 10.3% to $23.0 million for the six months ended June 30, 2000 compared to $20.9 million for the six months ended June 30, 1999. An increase of $1.9 million was generated by the stabilized Industrial Properties owned at January 1, 1999 and still owned at June 30, 2000 (the "Core Industrial Portfolio") and represented a 10.8% increase in rental income for the Core Industrial Portfolio. This increase in rental income for the Core Industrial Portfolio is primarily attributable to an increase in occupancy with additional growth provided by increases in rental rates on renewed and re-leased space in this portfolio. An increase of $1.4 million in rental income generated by the industrial properties developed by the Company in 2000 and 1999 (the "Industrial Development Properties"), was offset by a decrease of $1.2 million in rental income attributed to the seven industrial buildings sold subsequent to June 30, 1999 (the "Industrial Dispositions").

   Tenant reimbursements from Industrial Properties increased $0.3 million, or 12.1% to $2.8 million for the six months ended June 30, 2000 compared to $2.5 million for six months ended June 30, 1999. Of this increase, $0.1 million was generated by the Core Industrial Portfolio. An increase of $0.3 million was attributable to the Industrial Development Properties which was partially offset by a $0.1 million decrease attributable to the Industrial Dispositions. Other income from Industrial Properties increased by $0.9 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Other income for the six months ended June 30, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. Net of a $0.4 million write-off of the related deferred rent receivable balance, the Company recognized a net lease termination fee of $0.5 million on this transaction. The building was subsequently re-leased to a single tenant under a 15-year lease at a higher rental rate.

  Total expenses from Industrial Properties remained consistent at $3.8 million for the six months ended June 30, 2000 and June 30, 1999. Property expenses from Industrial Properties increased by $0.2 million, or 15.4% to $1.6 million for the six months ended June 30, 2000 compared to $1.4 million for the six months ended June 30, 1999. Increases of $0.2 million in the Core Industrial Portfolio and $0.1 million in the Industrial Development Portfolio were offset by a decrease of $0.1 million in property expense at the Industrial Dispositions. The increase in property expenses for the Core Industrial Portfolio is primarily due to the occupancy gains in that portfolio. As the majority of the leases signed allow for recovery of expenses from the tenants, this increase in expenses is partially offset by an increase in tenant reimbursement income. Real estate taxes decreased by $0.2 million or 9.6% to $2.2 million for the six months ended June 30, 2000 compared to $2.4 million for the six months ended June 30, 1999. A decrease of $0.3 million was attributable to the Core Industrial Portfolio which was due primarily to the effect of prior year property taxes which were successfully appealed by the Company in 2000. An increase of $0.2 million in real estate taxes for the Industrial Development Portfolio was offset by a decrease of $0.1 million for the Industrial Dispositions.

   Net operating income, as defined, from Industrial Properties increased $3.4 million, or 17.3% to $23.1 million for the six months ended June 30, 2000 compared to $19.7 million for the six months ended June 30, 1999. Of this increase, $3.1 million was generated by the Core Industrial Portfolio and represented a 18.6% increase in net operating income for the Core Industrial Portfolio. An increase of $1.3 million generated by the Industrial Development Properties was offset by a decrease of $1.0 million from the Industrial Dispositions.

Non-Property Related Income and Expenses

   Interest income increased $0.7 million, or 109.7% to $1.3 million for the six months ended June 30, 2000 compared to $0.6 million for the six months ended June 30, 1999. The increase was due primarily to the receipt of interest income on a note receivable acquired in May 2000.

   General and administrative expenses increased $0.7 million, or 14.9% to $5.2 million for the six months ended June 30, 2000 compared to $4.5 million for the six months ended June 30, 2000. This increase was due primarily to higher salaries and benefits.

   Interest expense increased $5.9 million, or 49.1% to $17.8 million for the six months ended June 30, 2000 compared to $11.9 million for the six months ended June 30, 1999, primarily due to a net increase in aggregate indebtedness and higher interest rates. The Company's weighted average annual interest rate increased approximately 1.1% to 8.2% at June 30, 2000 as compared to 7.1% at June 30, 1999.

   Depreciation and amortization increased $4.3 million, or 29.2% to $19.0 million for the six months ended June 30, 2000 compared to $14.7 million for the six months ended June 30, 1999. The increase was due primarily to a full six months of depreciation on properties acquired and developed by the Company subsequent to June 30, 1999.

Liquidity and Capital Resources

   The Company has a $400 million unsecured revolving credit facility (the "Credit Facility") which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.18% at June 30, 2000), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. As of June 30, 2000, the Company had borrowings of $305 million outstanding under the Credit Facility and availability of approximately $54.6 million. Availability under the Credit Facility is based upon the value of the Company's unencumbered assets. The Company uses the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan, which had an outstanding balance of approximately $32.4 million at June 30, 2000, bears interest at an annual rate of LIBOR plus 2.70% (9.37% at June 30, 2000) and matures on April 17, 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of one of the multi-phased office projects that the Company is developing in San Diego, California, with The Allen Group, a group of affiliated real estate development and investment companies based in Visalia, California. The project is expected to encompass an aggregate of approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the three phases of the project that the Company has completed as of June 30, 2000, and all improvements to be constructed.

   In June 2000, one of the Development LLCs borrowed $22.0 million under a mortgage loan that requires monthly principal and interest payments based on a floating annual interest rate of LIBOR plus 1.75% (8.40% at June 30, 2000), amortizes over 25 years, and matures in June 2004. The mortgage loan is secured by two buildings that the Company developed with The Allen Group and completed in the fourth quarter of 1999. The Development LLC used the proceeds from the secured debt facility to fund development expenditures on the remaining phases of the multi-phased office project to be constructed.

   The following table sets forth the composition of the Company's mortgage debt at June 30, 2000 and December 31, 1999:

                                                                                June 30, December 31,
                                                                                  2000       1999
                                                                                -------- ------------
                                                                                   (in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%,
 monthly principal and interest payments....................................    $ 93,222   $ 93,953
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%,
 (8.44% and 7.94% at June 30, 2000 and December 31, 1999, respectively),
 monthly interest-only payments.............................................      90,000     90,000
Mortgage note payable, due February 2022, fixed interest  at 8.35%,
 monthly principal and interest payments(a).................................      80,168     80,812
Mortgage note payable, due May 2017, fixed interest at  7.15%,
 monthly principal and interest payments....................................      29,002     29,440
Construction loan payable, due April 2002, interest at  LIBOR plus 2.70%,
 (9.37% at June 30, 2000)...................................................      32,388
Mortgage note payable, due June 2004, interest at LIBOR  plus 1.75%,
 (8.40% at June 30, 2000),
 monthly principal and interest payments....................................      22,000
Mortgage note payable, due December 2005, fixed interest  at  8.45%,
 monthly principal and interest payments....................................      12,753     12,973
Mortgage note payable, due November 2014, fixed interest   at 8.43%,
 monthly principal and interest payments....................................      10,776     10,966
Mortgage note payable, due December 2003, fixed interest  at 10.00%, monthly interest accrued through December 31, 2000, no
 interest accrues thereafter................................................       8,500
Mortgage note payable, due October 2013, fixed interest   at 8.21%,
 monthly principal and interest payments....................................       7,225      7,372
                                                                                --------   --------
                                                                                $386,034   $325,516
                                                                                ========   ========

-------
(a) Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

   The following table sets forth certain information with respect to the Company's aggregate debt composition at June 30, 2000 and December 31, 1999:

                                     Percentage of Total    Weighted Average
                                            Debt              Interest Rate
                                    --------------------- ---------------------
                                    June 30, December 31, June 30, December 31,
                                      2000       1999       2000       1999
                                    -------- ------------ -------- ------------

Secured vs. unsecured:
  Secured..........................   55.9%      58.8%      8.1%       7.8%
  Unsecured........................   44.1%      41.2%      8.3%       7.6%
Fixed rate vs. variable rate:
  Fixed rate         1, 5..........   56.7%      42.5%      8.1%       7.8%
  Variable rate 2, 3,
   4...............................   43.3%      57.5%      8.3%       7.7%

--------
(1) At June 30, 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expires in February 2002.

(2) At June 30, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50% that expires in July 2000.

(3) In February 2000, the Company entered into an 18-month interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50% starting in July 2000 and expiring in January 2002.

(4) In May 2000, one of the Development LLCs entered into a 24-month interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50%. The notional amount of the cap will increase over the 24-month period as the balance of the construction loan increases. At June 30, 2000, the notional amount of the interest rate cap was approximately $31.2 million.

(5) The percentage of fixed rate debt to total debt at June 30, 2000 does not take into consideration the portion of floating rate debt capped by the Company's interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 82.9% of its total outstanding debt at June 30, 2000.

   In December 1999, the Company announced the implementation of its share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock, representing up to approximately 11% of the Company's currently outstanding shares at the time the program was announced. During the first quarter of 2000, the Company repurchased 1,999,300 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million or an average repurchase price of $20.58 per share. The Company did not repurchase any shares during the second quarter of 2000. Repurchases to date total 2,264,300 shares for an aggregate repurchase price of $46.5 million or an average repurchase price of $20.54 per share. Repurchases during the first quarter of 2000 were funded primarily through working capital and borrowings on the Company's unsecured revolving credit facility. Depending on market conditions, the Company will evaluate the opportunity to repurchase additional shares during the remainder of 2000.

   In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. As of August 11, 2000, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

   As of June 30, 2000, the Company had an aggregate of approximately 1.3 million rentable square feet of office space that was either under construction or committed for construction at a total budgeted cost of approximately $256 million. The Company has spent an aggregate of approximately $138 million on these projects as of June 30, 2000. The Company intends to finance the presently budgeted $118 million of remaining development costs, $14.7 million of which relates to the Company's Peregrine Systems Corporate Center project which is being financed with proceeds from the $57.0 million construction loan obtained in April 2000, with additional construction loan financing, proceeds from the Company's dispositions program of non-strategic and mature industrial assets, borrowings under the Credit Facility and from working capital.

   In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing approximately 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds. The purchase price for this property will be determined at the time of acquisition based on the net operating income at the time of acquisition. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

   On May 1, 2000, the Company initiated actions that has put it in a position to potentially acquire the fee interest in a three building office complex located in El Segundo, California (see Note 4 to the consolidated financial statements included at Item 1 for further discussion of this transaction). In the first step of the transaction, the Company purchased a non-recourse note receivable with an outstanding principal balance of $60.8 million and accrued interest of $10.2 million from an institutional lender for $45.3 million. If the Company acquires the fee interest, the Company currently estimates that it could invest up to an additional $20.0 million to $30.0 million related to this complex and expects to spend approximately $10.0 million to $20.0 million over the next twelve months.

   The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and property acquisitions, through retained cash flow, long-term secured and unsecured borrowings, proceeds from the Company's dispositions program, or the issuance of common or preferred units of the Operating Partnership.

Building and Lease Information

   The following tables set forth certain information regarding the Company's Office and Industrial Properties at June 30, 2000:

                           Occupancy by Segment Type

                                                 Square Feet
                             Number of -------------------------------
   Region                    Buildings   Total      Leased   Available Occupancy
   ------                    --------- ---------- ---------- --------- ---------
   Office Properties:
   Los Angeles..............     28     2,554,453  2,497,491   56,962     97.8%
   Orange County............     17       778,837    674,660  104,177     86.6
   San Diego................     31     2,289,849  2,233,547   56,302     97.5
   Other....................      6       709,615    686,275   23,340     96.7
                                ---    ---------- ----------  -------
                                 82     6,332,754  6,091,973  240,781     96.2
                                ---    ---------- ----------  -------
   Industrial Properties:
   Los Angeles..............      7       554,225    539,537   14,688     97.3
   Orange County............     62     4,392,965  4,306,063   86,902     98.0
   San Diego................      1        39,669     39,669             100.0
   Other....................     13     1,251,507  1,251,507             100.0
                                ---    ---------- ----------  -------
                                 83     6,238,366  6,136,776  101,590     98.4
                                ---    ---------- ----------  -------
   Total Portfolio..........    165    12,571,120 12,228,749  342,371     97.3%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                     Percentage
                                                      of Total      Annual
                                            Total      Leased      Base Rent
                                            Square   Square Feet     Under
                                Number of Footage of Represented   Expiring
                                Expiring   Expiring  by Expiring    Leases
   Year of Lease Expiration     Leases(1)   Leases    Leases(2)  (in 000's)(3)
   ------------------------     --------- ---------- ----------- -------------
   Office Properties:
   Remaining 2000..............     41      151,494      2.6%       $ 3,143
   2001........................     75      940,932     16.4         15,773
   2002........................     60      456,051      7.9          7,571
   2003........................     47      251,124      4.4          4,914
   2004........................     51      825,277     14.4         18,589
   2005........................     33      810,286     14.1         12,556
                                   ---    ---------     ----        -------
                                   307    3,435,164     59.8         62,546
                                   ---    ---------                 -------
   Industrial Properties:
   Remaining 2000..............     32      708,986     11.3          6,979
   2001........................     70      798,374     12.7          5,620
   2002........................     44      325,195      5.2          2,962
   2003........................     36      817,838     13.0          6,731
   2004........................     16      556,705      8.9          4,251
   2005........................     15      709,924     11.3          5,692
                                   ---    ---------     ----        -------
                                   213    3,917,022     62.4         32,235
                                   ---    ---------                 -------
   Total Portfolio.............    520    7,352,186     61.2%       $94,781
                                   ===    =========                 =======

--------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.

(2) Based on total leased square footage for the respective portfolios as of June 30, 2000.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before July 1, 2000.

                       Leasing Activity by Segment Type

                              Number of                             Weighted
                               Leases      Square Feet               Average
                             ----------- --------------- Retention Lease Term
                             New Renewal   New   Renewal   Rate    (in months)
                             --- ------- ------- ------- --------- -----------
For the Three Months Ended
 June 30, 2000:
Office Properties...........  12     7    67,296  28,060   67.5%        50
Industrial Properties.......   7     4   124,446  28,426   20.7%       148
                             ---   ---   ------- -------   ----        ---
Total portfolio.............  19    11   191,742  56,486   42.3%       112
                             ===   ===   ======= =======   ====        ===

                              Number of                             Weighted
                               Leases      Square Feet               Average
                             ----------- --------------- Retention Lease Term
                             New Renewal New(1)  Renewal   Rate    (in months)
                             --- ------- ------- ------- --------- -----------
For the Six Months Ended
 June 30, 2000:
Office Properties...........  21    22    85,623 117,765   65.3%        36
Industrial Properties.......  20    19   321,286 353,253   55.3%        86
                             ---   ---   ------- -------   ----        ---
Total portfolio.............  41    41   406,909 471,018   58.2%        74
                             ===   ===   ======= =======   ====        ===

--------
(1) The lease-up of 406,909 square feet to new tenants for the six months ended June 30, 2000 includes re-leasing of 285,303 square feet and first generation leasing of 121,606 square feet.

Historical Cash Flows

   The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured and unsecured debt financing and proceeds from the Company's dispositions program. The Company's net cash provided by operating activities increased $2.0 million, or 12.2% to $37.9 million for the six months ended June 30, 2000 compared to $35.9 million for the six months ended June 30, 1999. This increase was primarily attributable to an increase in net income resulting from the Office and Industrial Development Properties and an increase in net operating income, as defined, generated by the Core Office Portfolio and the Core Industrial Portfolio. The increase was partially offset by increased interest expense.

   Net cash used in investing activities increased $16.5 million, or 17.8% to $109 million for the six months ended June 30, 2000 compared to $92.4 million for the six months ended June 30, 1999. Cash used in investing activities for the six months ended June 30, 2000 consisted primarily of the purchase of 17 acres of undeveloped land for $11.3 million (net of an $8.5 million mortgage note payable issued in connection with the acquisition), the sale of five office and four industrial buildings for approximately $27.7 million (net of approximately $1.4 million in selling costs), expenditures for construction in progress of $76.9 million, $7.6 million in additional tenant improvements and capital expenditures, and $45.3 million paid to acquire a note receivable. Cash used in investing activities for the six months ended June 30, 1999 consisted primarily of the purchase of one office property for $21.1 million (net of $3.6 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and the repayment of an existing $2.3 million note receivable), the purchase of the minority interest in one office complex for $1.2 million, the purchase of 67 acres of undeveloped land for $27.1 million (net of $6.3 million of contributed value in exchange for which the Company issued common units of the Operating Partnership), the sale of 13 acres of undeveloped land for $5.0 million, expenditures for construction in progress of $51.7 million, and $7.2 million in additional tenant improvements and capital expenditures.

   Net cash provided by financing activities decreased $0.1 million, or 0.2% to $59.0 million for the six months ended June 30, 2000 compared to $59.1 million for the six months ended June 30, 1999. Cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of $77.0 million in borrowings under the Credit Facility and $52.0 million in net proceeds from the issuance of mortgage and construction debt, partially offset by $27.0 million in distributions paid to common stockholders and common unitholders, and $41.3 million paid for the Company's stock repurchase program. Cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of proceeds of $104 million in net proceeds from the issuance of mortgage debt, partially offset by $19.5 million in repayments to the Credit Facility and $26.5 million in distributions paid to common stockholders and common unitholders.

Funds from Operations

   Industry analysts generally consider Funds From Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds From Operations is defined by NAREIT to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper as clarified by the November 1999 NAREIT National Policy Bulletin which became effective on January 1, 2000 which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds From Operations published by such other REITs. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

   The following table presents the Company's Funds From Operations for the three and six months ended June 30, 2000 and 1999.

                                               Three Months      Six Months
                                              Ended June 30,   Ended June 30,
                                              ---------------- ----------------
                                               2000     1999    2000     1999
                                              -------  ------- -------  -------
                                              (in thousands)    (in thousands)
Net income................................... $12,804  $10,796 $22,381  $20,706
  Adjustments:
    Minority interest in earnings of
     Operating Partnership...................   1,843    1,820   3,215    3,356
    Depreciation and amortization............   9,645    7,460  18,968   14,677
    Gains on dispositions of operating
     properties..............................  (4,273)          (3,968)
    Non cash amortization of restricted stock
     grants..................................     134      127     236      254
                                              -------  ------- -------  -------
Funds From Operations........................ $20,153  $20,203 $40,832  $38,993
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

   Information about the Company's changes in primary risk exposures from December 31, 1999 to June 30, 2000, is incorporated herein by reference from "Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Tabular Presentation of Market Risk

   The tabular presentations below provide information about the Company's interest rate sensitive financial and derivative instruments as of June 30, 2000 and 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

   Presentation at June 30, 2000

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at June 30, 2000 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the expected maximum contractual weighted average interest rate index for outstanding Credit Facility borrowings from 2000 through 2002.

   For variable rate mortgage debt, the table presents the assumption that the Company will elect to exercise all available debt extension options and that the outstanding principal balance at June 30, 2000 will be paid upon the extended debt maturities. The table also presents the contractual weighted average interest rate index for outstanding variable rate mortgage debt borrowings from 2000 through 2004.

   For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at June 30, 2000 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related contractual weighted-average interest rate at June 30, 2000 for outstanding fixed rate mortgage debt borrowings from 2000 through 2004 and thereafter.

   For the Series A and Series C Cumulative Redeemable Preferred units (the "Series A and Series C Preferred units") the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series A and Series C Preferred units since the Series A and Series C Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Series A and Series C Preferred units become exchangeable at the option of the majority of the holders. For the Series D Cumulative Redeemable Preferred units (the "Series D Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series D Preferred units since the Series D Preferred units will either remain outstanding or be converted into shares of the 9.250% Series D Cumulative Redeemable Preferred stock in 2009 when the Series D Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate at June 30, 2000 for outstanding Series A, C and D Preferred units from 2000 through the exchange date. The same interest rates will apply when the Series A, C and D Preferred units are exchanged into the Cumulative Redeemable Preferred stock.

   For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. For interest rate swaps, the table presents notional amounts, average maximum contractual fixed pay rates, and the related interest rate index upon which the floating receive rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances June 30, 2000.

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                                 June 30, 2000
                             (dollars in millions)

                                      Maturity Date
                         --------------------------------------------         Fair Value
                                                               There-         at June 30,
                          2000   2001    2002    2003   2004   after   Total     2000
                         ------  -----  ------  ------  -----  ------  ------ -----------
Liabilities:
Unsecured line of
 credit:
  Variable rate.........                $305.0                         $305.0   $305.0
  Average interest rate   LIBOR  LIBOR   LIBOR
   index................  +1.50% +1.50%  +1.50%

Mortgage debt:
  Variable rate......... $  0.1  $ 0.2  $  0.3  $122.7  $21.1          $144.4   $144.4
  Average interest rate   LIBOR  LIBOR   LIBOR   LIBOR  LIBOR
   index................  +1.94% +1.94%  +1.94%  +1.94% +1.94%
  Fixed rate............ $  2.5  $ 5.2  $  5.6  $ 14.6  $ 6.6  $207.1  $241.6   $237.6
  Average interest
   rate.................   7.83%  7.83%   7.83%   7.83%  7.83%   7.83%

Series A, C and D
 Preferred units:
  Fixed rate............                                                        $142.1
  Average interest
   rate.................   8.71%  8.71%   8.71%   8.71%  8.71%   8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                                 June 30, 2000
                             (dollars in millions)

                                      Maturity Date
                         --------------------------------------------         Fair Value
                                                               There-         at June 30,
                          2000   2001    2002    2003   2004   after   Total     2000
                         ------  -----  ------  ------  -----  ------  ------ -----------
Interest Rate
 Derivatives Used to
 Hedge Variable Rate
 Debt:
Interest rate cap
 agreements:
  Notional amount....... $150.0         $150.0                         $300.0   $  1.3
  Cap rate..............   6.50%  6.50%   6.50%
  Forward rate index....  LIBOR  LIBOR   LIBOR

Interest rate swap
 agreements:
  Notional amount.......                $150.0                         $150.0   $  0.1
  Fixed pay interest
   rate.................   8.45%  8.45%   8.45%
  Floating receive
   interest rate          LIBOR  LIBOR   LIBOR
   index................  +1.50% +1.50%  +1.50%

   Presentation at June 30, 1999

   For the unsecured line of credit, the table presents that the outstanding principal balance at June 30, 1999 was paid in November 1999 when the Company obtained its new $400 million Credit Facility. The table also presents the maximum interest rate index for outstanding Credit Facility borrowings in 1999.

   For fixed rate mortgage debt, the table presents the assumption that the outstanding principal balance at June 30, 1999 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate at June 30, 1999 for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter. The Company had no outstanding variable rate mortgage debt at June 30, 1999.

   For the Series A and Series C Preferred units the table presents the same assumptions as discussed for the presentation at June 30, 2000.

   For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 1999. For interest-rate caps, the unamortized cost of the premiums at June 30, 1999 is shown as the market value at June 30, 1999 since the Company's exposure is limited to the costs paid to enter into such agreements.

                      Interest Rate Sensitivity Analysis
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                                 June 30, 1999
                             (dollars in millions)

                                             Maturity Date                         Fair Value
                                 ------------------------------------------        at June 30,
                                  1999   2000  2001  2002  2003  Thereafter Total     1999
                                 ------  ----  ----  ----  ----  ---------- ------ -----------
Liabilities:
Line of credit:
  Variable rate................  $252.5                                     $252.5   $252.5
  Average interest rate           LIBOR
   index.......................   +1.38%

Mortgage debt:
  Fixed rate...................  $  2.2  $4.8  $5.1  $5.6  $6.1    $214.0   $237.8   $236.7
  Average interest rate........    7.79% 7.79% 7.79% 7.79% 7.79%     7.79%

Series A and C Preferred units:
  Fixed rate...................                                                      $ 98.3
  Average interest rate........    8.49% 8.49% 8.49% 8.49% 8.49%     8.49%

                      Interest Rate Sensitivity Analysis
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                                 June 30, 1999
                             (dollars in millions)

                                                                         Unamortized
                                     Maturity Date                         Cost at
                         ----------------------------------------         June 30,
                         1999    2000   2001 2002 2003 Thereafter Total     1999
                         -----  ------  ---- ---- ---- ---------- ------ -----------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount.......        $150.0                            $150.0    $0.1
  Cap rate..............  6.50%   6.50%
  Forward rate index.... LIBOR   LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   During the three months ended June 30, 2000, no legal proceedings were initiated against or on behalf of the Company, which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES

   During the three months ended June 30, 2000, common unitholders of the Operating Partnership exchanged 117,090 common limited partnership units for shares of the Company's common stock on a one-for-one basis. The 117,090 common shares issued in connection with the redemption were registered on registration statements declared effective by the SEC in September and October 1999 and May 2000. The common units that were redeemed in connection with the exchange were previously issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's annual meeting of its stockholders on May 23, 2000, stockholders elected John B. Kilroy, Jr. (23,047,612 votes for and 176,518 votes withheld or against) as a director of the Company for a term expiring in the year 2003. The stockholders also elected Dale F. Kinsella (23,046,274 votes for and 177,856 votes withheld or against) as a director of the Company for a term expiring in the year 2003.

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number  Description
 ------- -----------
 *27.1   Financial Data Schedule.

--------
*  Filed herewith.

  (b) Reports on Form 8-K--None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.

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