Form 10-Q
period 2000-09-30
KILROY REALTY CORP
filed 2000-11-14
CIK 1025996

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

               For the quarterly period ended September 30, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 10, 2000, 26,455,400 shares of common stock, par value $.01 per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

    QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (unaudited)

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999..............................................     3

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 2000 and 1999.......................     4

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and 1999....................................     5

         Notes to Consolidated Financial Statements.....................     6

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    14

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    30

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    34

 Item 2. CHANGES IN SECURITIES..........................................    34

 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    34

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    34

 Item 5. OTHER INFORMATION..............................................    34

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    34

         SIGNATURES.....................................................    35

                         PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                       September 30, December 31,
                                                           2000          1999
                                                       ------------- ------------
                        ASSETS
                        ------

INVESTMENT IN REAL ESTATE (Note 2):
 Land and improvements................................  $  263,923    $  274,463
 Buildings and improvements...........................   1,034,081       946,130
 Undeveloped land and construction in progress, net...     151,453       189,645
                                                        ----------    ----------
   Total investment in real estate....................   1,449,457     1,410,238
 Accumulated depreciation and amortization............    (194,563)     (174,427)
                                                        ----------    ----------
   Investment in real estate, net.....................   1,254,894     1,235,811
CASH AND CASH EQUIVALENTS.............................      12,801        26,116
RESTRICTED CASH.......................................      35,506         6,636
TENANT RECEIVABLES, NET...............................      25,181        22,078
NOTE RECEIVABLE FROM RELATED PARTY (Note 3)...........      45,278
DEFERRED FINANCING AND LEASING COSTS, NET.............      34,657        27,840
PREPAID EXPENSES AND OTHER ASSETS.....................       5,735         2,020
                                                        ----------    ----------
   TOTAL ASSETS.......................................  $1,414,052    $1,320,501
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
 Secured debt (Note 4)................................  $  387,556    $  325,516
 Unsecured line of credit (Note 4)....................     186,000       228,000
 Unsecured term facility (Note 4).....................     100,000
 Accounts payable and accrued expenses................      39,177        26,260
 Accrued distributions (Note 9).......................      13,591        13,456
 Rents received in advance and tenant security
  deposits............................................      16,773        20,287
                                                        ----------    ----------
   Total liabilities..................................     743,097       613,519
                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 5):
 8.075% Series A Cumulative Redeemable Preferred
  unitholders.........................................      73,716        73,716
 9.375% Series C Cumulative Redeemable Preferred
  unitholders.........................................      34,464        34,464
 9.250% Series D Cumulative Redeemable Preferred
  unitholders.........................................      44,321        44,022
 Common unitholders of the Operating Partnership......      62,900        71,920
 Minority interests in Development LLCs...............      11,606         9,931
                                                        ----------    ----------
   Total minority interests...........................     227,007       234,053
                                                        ----------    ----------
STOCKHOLDERS' EQUITY (Note 6):
 Preferred stock, $.01 par value, 26,200,000 shares
  authorized, none issued and outstanding.............
 8.075% Series A Cumulative Redeemable Preferred
  stock, $.01 par value, 1,700,000 shares authorized,
  none issued and outstanding.........................
 Series B Junior Participating Preferred stock, $.01
  par value,
  400,000 shares authorized, none issued and
  outstanding.........................................
 9.375% Series C Cumulative Redeemable Preferred
  stock, $.01 par value, 700,000 shares authorized,
  none issued and outstanding.........................
 9.250% Series D Cumulative Redeemable Preferred
  stock, $.01 par value, 1,000,000 shares authorized,
  none issued and outstanding.........................
 Common stock, $.01 par value, 150,000,000 shares
  authorized, 26,455,400 and 27,808,410 shares issued
  and outstanding, respectively.......................         265           278
 Additional paid-in capital...........................     459,785       491,204
 Distributions in excess of earnings..................     (16,102)      (18,553)
                                                        ----------    ----------
   Total stockholders' equity.........................     443,948       472,929
                                                        ----------    ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $1,414,052    $1,320,501
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
REVENUES (Note 7):
  Rental income................ $   40,555  $   34,959  $  117,627  $  101,941
  Tenant reimbursements........      4,748       4,214      14,036      12,530
  Interest income..............      1,706         239       3,008         860
  Other income.................        212         790       1,673       1,722
                                ----------  ----------  ----------  ----------
    Total revenues.............     47,221      40,202     136,344     117,053
                                ----------  ----------  ----------  ----------
EXPENSES:
  Property expenses............      6,217       5,054      17,749      15,517
  Real estate taxes............      3,523       3,108       9,959       8,969
  General and administrative
   expenses....................      2,890       2,266       8,077       6,781
  Ground leases................        423         331       1,211       1,002
  Interest expense.............     10,024       6,501      27,800      18,420
  Depreciation and
   amortization................      9,941       7,900      28,909      22,577
                                ----------  ----------  ----------  ----------
    Total expenses.............     33,018      25,160      93,705      73,266
                                ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS BEFORE
 NET GAINS ON DISPOSITIONS OF
 OPERATING PROPERTIES, EQUITY
 IN INCOME (LOSS) OF
 UNCONSOLIDATED SUBSIDIARY AND
 MINORITY INTERESTS............     14,203      15,042      42,639      43,787
NET GAINS ON DISPOSITIONS OF
 OPERATING PROPERTIES..........      7,288          75      11,256          75
EQUITY IN INCOME (LOSS) OF
 UNCONSOLIDATED SUBSIDIARY.....         28          (8)         11         (22)
                                ----------  ----------  ----------  ----------
INCOME BEFORE MINORITY
 INTERESTS.....................     21,519      15,109      53,906      43,840
                                ----------  ----------  ----------  ----------
MINORITY INTERESTS:
  Distributions on Cumulative
   Redeemable Preferred units..     (3,375)     (2,334)    (10,125)     (7,003)
  Minority interest in earnings
   of Operating Partnership....     (2,227)     (1,830)     (5,442)     (5,186)
  Minority interest in earnings
   of Development LLCs.........       (238)        (34)       (279)        (34)
                                ----------  ----------  ----------  ----------
    Total minority interests...     (5,840)     (4,198)    (15,846)    (12,223)
                                ----------  ----------  ----------  ----------
NET INCOME..................... $   15,679  $   10,911  $   38,060  $   31,617
                                ==========  ==========  ==========  ==========
Net income per common share--
 basic (Note 8)................ $     0.59  $     0.39  $     1.43  $     1.14
                                ==========  ==========  ==========  ==========
Net income per common share--
 diluted (Note 8).............. $     0.59  $     0.39  $     1.42  $     1.14
                                ==========  ==========  ==========  ==========
Weighted average shares
 outstanding--basic (Note 8)... 26,455,400  27,658,014  26,646,871  27,640,016
                                ==========  ==========  ==========  ==========
Weighted average shares
 outstanding--diluted (Note
 8)............................ 26,696,985  27,676,512  26,757,751  27,674,515
                                ==========  ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................ $ 38,060  $ 31,617
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization.............................   28,909    22,577
 Provision for uncollectable tenant receivables and
  deferred rent............................................    3,508     1,744
 Minority interest in earnings of Operating Partnership
  and Development LLCs.....................................    5,721     5,220
 Amortization of restricted stock grants...................      744       381
 Net gains on dispositions of operating properties and
  undeveloped land.........................................  (11,256)     (614)
 Other.....................................................     (284)     (213)
 Changes in assets and liabilities:
  Tenant receivables.......................................   (8,482)   (3,120)
  Deferred leasing costs...................................   (1,739)   (2,127)
  Prepaid expenses and other assets........................   (4,430)      505
  Accounts payable and accrued expenses....................   11,920       466
  Rents received in advance and tenant security deposits...   (3,514)    1,762
  Accrued distributions to Cumulative Redeemable Preferred
   unitholders.............................................      299        52
                                                            --------  --------
   Net cash provided by operating activities...............   59,456    58,250
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties.....................   (8,509)  (37,428)
 Expenditures for undeveloped land and construction in
  progress................................................. (128,401) (115,601)
 Cash paid to acquire note receivable......................  (45,278)
 Net proceeds received from dispositions of operating
  properties...............................................  110,642    11,000
 Net proceeds received from dispositions of undeveloped
  land.....................................................              5,051
 Decrease in escrow deposits...............................                295
 Net investment in and advances (to) unconsolidated
  subsidiary...............................................      470      (935)
                                                            --------  --------
   Net cash used in investing activities...................  (71,076) (137,618)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchases of common stock...............................  (41,270)
 Net (repayments) borrowings on unsecured line of credit...  (42,000)   18,000
 Proceeds from issuance of secured and unsecured debt......  163,961   125,000
 Principal payments on secured debt........................  (10,421)  (21,716)
 Financing costs...........................................   (3,932)     (918)
 Increase in restricted cash...............................  (28,870)     (555)
 Net contributions from minority interests in Development
  LLCs.....................................................    1,396
 Distributions paid to common stockholders and common
  unitholders..............................................  (40,559)  (40,029)
                                                            --------  --------
   Net cash (used) provided by financing activities........   (1,695)   79,782
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......  (13,315)      414
Cash and cash equivalents, beginning of period.............   26,116     6,443
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 12,801  $  6,857
                                                            ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest....... $ 26,441  $ 17,287
                                                            ========  ========
 Distributions paid to Cumulative Redeemable Preferred
  unitholders.............................................. $  9,827  $  6,930
                                                            ========  ========

NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 9)................. $ 13,591  $ 13,567
                                                            ========  ========
 Issuance of secured note payable in connection with
  undeveloped land acquisition (Note 2).................... $  8,500
                                                            ========
 Issuance of common units of the Operating Partnership to
  acquire operating properties and undeveloped land........           $  9,915
                                                                      ========
 Minority interest recorded in connection with Development
  LLCs undeveloped land acquisitions.......................           $  9,733
                                                                      ========
 Note receivable from related parties repaid in connection
  with operating property acquisition......................           $  2,267
                                                                      ========
 Note receivable from related parties satisfied in
  connection with Development LLC undeveloped land
  acquisitions.............................................           $  6,531
                                                                      ========


          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

1. Organization and Basis of Presentation

   Organization

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust ("REIT"). As of September 30, 2000, the Company's stabilized portfolio of operating properties consisted of 80 office buildings (the "Office Properties") and 78 industrial buildings (the "Industrial Properties"), which encompassed an aggregate of approximately 6.3 million and 5.8 million rentable square feet, respectively, and was approximately 96.9% occupied. The Company's stabilized portfolio of operating properties consists of all of the Company's Office and Industrial Properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of September 30, 2000, the Company had recently completed construction on two office properties encompassing an aggregate of approximately 294,700 rentable square feet which were in the lease-up phase. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. In addition, as of September 30, 2000, the Company had eight office properties under construction which when completed are expected to encompass an aggregate of approximately 606,000 rentable square feet.

   The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.6% general partnership interest in the Operating Partnership as of September 30, 2000. The Operating Partnership owns a 50% interest in two limited liability companies (the "Development LLCs") which were formed to develop two multi-phased office projects in San Diego, California. The Development LLCs are consolidated for financial reporting purposes since the Company holds significant control over the entities through a 50% managing partner ownership interest, combined with the ability to control all significant development and operating decisions.

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

   New Accounting Pronouncement

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying GAAP to revenue recognition issues in

                           KILROY REALTY CORPORATION
financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

2. Acquisitions, Dispositions and Completed Development Projects

   Acquisitions

   In March 2000, the Company acquired 17 acres of undeveloped land in San Diego, California from an unaffiliated third party for $11.3 million, consisting of a cash payment of $2.8 million and the issuance of an $8.5 million mortgage note payable due to the seller. The $8.5 million mortgage note is payable upon the earlier of the successful completion of infrastructure improvements to the undeveloped land that the seller is obligated to perform, or December 31, 2003, the note's stated maturity. The note bears interest at 10.00% per annum until December 31, 2000. If the infrastructure improvements are not completed by December 31, 2000, the note will not accrue any additional interest and the principal balance of the note will be reduced at the rate of $1,000 per day. The Company expects that the infrastructure improvements will be completed in the third quarter of 2001. The cash portion of the purchase price was funded primarily with existing working capital.

   Dispositions

   During the nine months ended September 30, 2000, the Company sold, through six separate transactions, nine office and nine industrial buildings encompassing an aggregate of approximately 956,500 rentable square feet, to unaffiliated third parties for an aggregate sales price of $113.6 million as follows:

                                              Month of                  Rentable Square   Sales Price
   Property Type                Location     Disposition # of Buildings      Feet       ($ in millions)
   -------------            ---------------- ----------- -------------- --------------- ---------------
   Industrial ............. Lake Forest, CA    January         2             45,300         $  3.3
   Industrial ............. Garden Grove, CA    April          1            110,200            6.3
   Industrial ............. Carlsbad, CA        June           1             82,900           12.6
   Office ................. Aliso Viejo, CA     June           5            134,700           18.0
   Industrial.............. San Jose, CA        July           5            431,400           62.4
   Office.................. Fullerton, CA      August          4            152,000           11.0
                                                              ---           -------         ------
     Total .............................................       18           956,500         $113.6
                                                              ===           =======         ======

   Completed Development Projects

   During the nine months ended September 30, 2000, the Company completed the development of and stabilized seven office buildings encompassing an aggregate of approximately 630,500 rentable square feet as shown on the table below.

                                              Completion &                   Rentable Square  Stabilized
   Property Type               Location    Stabilization Date # of Buildings      Feet       Occupancy(1)
   -------------             ------------- ------------------ -------------- --------------- -----------
   Office .................  Del Mar, CA        Q1 2000             1             72,300         100%
   Office .................  Del Mar, CA        Q2 2000             1            129,700         100%
   Office .................  Del Mar, CA        Q2 2000             1            112,100         100%
   Office .................  San Diego, CA      Q3 2000             2            103,000         100%
   Office .................  San Diego, CA      Q3 2000             1             62,400         100%
   Office .................  West LA, CA        Q3 2000             1            151,000         100%(/1/)
                                                                   ---           -------
     Total .................................................         7           630,500
                                                                   ===           =======

--------
  (1) All of these properties were included in the Company's stabilized portfolio at September 30, 2000, with the exception of the office project in West LA since occupancy commenced on October 2, 2000. As a result, this property will be included in the Company's stabilized portfolio starting in October 2000.

                           KILROY REALTY CORPORATION

   At September 30, 2000, the Company had recently completed construction on two office properties encompassing an aggregate of approximately 294,700 rentable square feet, which were in the lease-up phase as follows:

                                                                           Rentable Square    Occupancy at
   Property Type                Location    Completion Date # of Buildings      Feet       September 30, 2000
   -------------             -------------- --------------- -------------- --------------- ------------------
   Office..................  Long Beach, CA     Q2 2000           1            192,400             87%
   Office..................  Calabasas, CA      Q2 2000           1            102,300             81%
                                                                 ---           -------
     Total ...............................................         2           294,700             85%
                                                                 ===           =======

3. Notes Receivable from Related Party

   In May 2000, the Company initiated actions that put it in a position to potentially acquire the fee interest in a three building office complex located in El Segundo, California from Kilroy Airport Imperial Co. ("KAICO"), a partnership owned by John B. Kilroy, Sr., the Company's Chairman of the Board of Directors, John B. Kilroy, Jr. the Company's President and Chief Executive Officer, and certain other Kilroy family members. The complex, which encompasses approximately 366,000 aggregate rentable square feet, is comprised of two office buildings and a parking structure. One of the office buildings is occupied by Hughes Space & Communications Company ("Hughes") and the other office building is vacant. The lease with Hughes contained a 60-day right of first offer that gave Hughes, under certain circumstances, the right to offer to purchase the complex. Hughes has waived this 60-day right of first offer.

   On May 1, 2000, the Company purchased a non-recourse note receivable with an outstanding principal balance of $60.8 million and accrued interest of $10.2 million from an institutional lender for $45.3 million. The note is secured by the first trust deed on the complex, has an annual interest rate of 9.63% and matures February 1, 2005. At the time of the acquisition, KAICO was in payment default under the terms of the note. The Company recorded its investment in the impaired note at the $45.3 million purchase price and recorded no additional impairment allowance since the Company believes that the purchase price of the note is less than the fair market value of the complex securing it. The acquisition of the note was funded with borrowings under the Company's revolving credit facility.

   As a result of the acquisition of the note, the Company receives all of the net operating income from the complex under a related agreement. In addition, the Company also receives payment of an additional $98,000 per month from KAICO through October 2000. The Company records these amounts on a cash basis as interest income on the consolidated statement of operations. For the period from May 1 to September 30, 2000, the Company recorded approximately $1.9 million of interest income related to this note receivable.

   On October 13, 2000, the Company and KAICO agreed to modify the terms of the existing note receivable to write down the principal value and accrued interest owed on the note to $45.3 million. A wholly-owned subsidiary of the Company concurrently acquired a 25% tenancy in common interest in the complex from KAICO subject to 25% or $11.3 million of the $45.3 million note in exchange for 1,133 common units of the Operating Partnership valued at approximately $30,000 based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange.

   The Company and KAICO also entered into agreements whereby the Company agreed to pay KAICO approximately $3.3 million for the reimbursement of expenditures incurred by KAICO on the complex since 1997 and for the modification of an existing option that the Company holds to purchase the complex. Of the $3.3 million, $2.3 million was paid to KAICO in May 2000 and $0.4 million was paid to KAICO in October 2000.

                           KILROY REALTY CORPORATION

   The Company, in its capacity as manager of the property, was named as a codefendant in litigation that was pending between KAICO and Hughes with respect to the lease on the complex. In October 2000, the litigation was settled without adverse effect upon the Company's financial condition, results of operations and cash flows.

4. Unsecured Line of Credit and Debt

   As of September 30, 2000, the Company had borrowings of $186 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $80.0 million. Availability under the Credit Facility is based upon the value of the Company's pool of unencumbered assets and is reduced by amounts outstanding under the Credit Facility and the Company's $100.0 million unsecured term facility, as discussed in the following paragraph. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.14% at September 30, 2000), depending upon the Company's leverage ratio at the time of borrowing. The Company expects to use the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   In September 2000, the Company borrowed $100.0 million under an unsecured debt facility from a bank group led by The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York. The $100.0 million facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.13% at September 30, 2000), depending upon the Company's leverage ratio at the time of borrowing. Availability under the Company's Credit Facility, as discussed above, takes into consideration amounts outstanding under both the Credit Facility and this $100.0 million facility, since a common pool of unencumbered assets is used to determine availability for both financings.

   In February 2000, the Company entered into an interest rate swap agreement with a total notional amount of $150.0 million to effectively limit interest expense on the Company's variable rate debt during periods of increasing interest rates. The agreement, which expires in February 2002, requires the Company to pay fixed rate interest payments based on an annual interest rate of 6.95% and receive variable rate interest payments based on one-month LIBOR.

   Also, in February 2000, the Company entered into an interest rate cap agreement with a total notional amount of $150.0 million to effectively limit interest expense on the Company's variable rate debt during periods of increasing interest rates. The agreement begins in July 2000, has a LIBOR based cap rate of 6.50% and expires in January 2002. The Company's exposure is limited to the $1.9 million cost of the agreement which is amortized over the life of the agreement and included as a component of interest expense in the consolidated statements of operations.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan, which had an outstanding balance of approximately $42.0 million and an annual interest rate of LIBOR plus 2.70% (9.26% at September 30, 2000) at September 30, 2000, matures in April 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of part of a multi-phased office project that the Company is developing in San Diego, California, with The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California. In October 2000, the construction loan was modified to increase the total commitment to $61.0 million and to decrease the interest rate on $37.2 million of the loan to LIBOR plus 2.00%. The project is expected to encompass an aggregate of approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the three phases of the project that the Company had completed as of September 30, 2000, and improvements on one of the two remaining buildings to be constructed.

                           KILROY REALTY CORPORATION

   In May 2000, one of the Development LLCs entered into an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on the aforementioned variable rate construction loan during periods of increasing interest rates. The agreement has an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The notional amount of the interest rate cap agreement was approximately $38.9 million at September 30, 2000. The Development LLC's exposure is limited to the $0.1 million cost of the agreement.

   In June 2000, one of the Development LLCs borrowed $22.0 million under a mortgage loan that requires monthly principal and interest payments based on a floating annual interest rate of LIBOR plus 1.75% (8.37% at September 30, 2000), amortizes over 25 years, and matures in June 2004. The mortgage loan is secured by two office buildings that the Company has developed with The Allen Group and completed in the fourth quarter of 1999. The Development LLC used the proceeds from the mortgage loan to repay an intercompany loan to the Operating Partnership. The Operating Partnership concurrently used the proceeds to repay borrowings under the Company's Credit Facility.

   In July 2000, in connection with the disposition of the industrial property in Carlsbad, California (see Note 2), the Company made a $6.8 million partial paydown on the principal balance of an existing $90.0 million variable-rate mortgage note payable which has an annual interest rate of LIBOR plus 1.75% and matures in October 2003.

   In October 2000, the Company obtained a construction loan with a total commitment of $18.5 million. The construction loan bears interest at an annual rate of LIBOR plus 1.75% and matures in October 2002, with the option to extend for up to one twelve-month period. The proceeds from the construction loan are being used to finance the development of an office project in San Diego, California that is expected to encompass an aggregate of approximately 102,900 rentable square feet upon completion. The construction loan is secured by the improvements to be constructed.

   In October 2000, the Company obtained a construction loan with a total commitment of $13.3 million. The construction loan bears interest at an annual rate of LIBOR plus 1.75% and matures in March 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of two office buildings in San Diego, California that are expected to encompass an aggregate of approximately 119,000 rentable square feet upon completion. The construction loan is secured by a first deed of trust on the project.

   Total interest capitalized for the three months ended September 30, 2000 and 1999 was $4.3 million and $3.2 million, respectively. Total interest capitalized for the nine months ended September 30, 2000 and 1999 was $13.5 million and $8.1 million, respectively.

5. Minority Interests

   Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs. The Company owned an 87.6% general partnership interest in the Operating Partnership as of September 30, 2000.

   During the nine months ended September 30, 2000, 481,290 common units of the Operating Partnership were exchanged into shares of the Company's common stock on a one-for-one basis. Of these 481,290 common units, 364,200 common units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. In addition, of the 481,290 common units, 1,739 common units were owned by a Vice

                           KILROY REALTY CORPORATION

President of the Company. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common unitholders.

6. Stockholders' Equity

   During the first quarter of 2000, the Company repurchased 1,999,300 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million, or an average repurchase price of $20.58 per share. Repurchases during the first quarter of 2000 were funded primarily through working capital and borrowings on the Company's Credit Facility. The Company did not repurchase any shares of common stock in the second or third quarters of 2000.

   In April 2000, the Company filed a registration statement on Form S-3 with the SEC which registered the potential issuance and resale of up to a total of 380,333 shares of the Company's common stock in exchange for 380,333 common limited partnership units of the Operating Partnership previously issued in connection with certain 1999 and 1998 property acquisitions. The common limited partnership units may be exchanged at the Company's option into shares of the Company's common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock resulting from any such exchange. The SEC declared the registration statement effective on May 8, 2000.

   On June 23, 2000, the Company's Compensation Committee, comprised of two independent directors, granted 175,000 shares of restricted stock to certain key employees, the grantees. All of the shares of restricted stock granted, which were sold at a purchase price of $0.01 per share, contain cliff-vesting provisions such that the shares vest 100% on March 1, 2003. Compensation expense for the restricted shares is calculated based upon the Company's closing share price of $24.94 on the June 23, 2000 grant date, and is amortized on a straight-line basis over the vesting period and included in general and administrative expenses in the consolidated statements of operations. The restricted shares have the same dividend and voting rights as common stock. The restricted shares are included in the Company's calculation of weighted average outstanding shares at September 30, 2000.

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

                                           Three Months
                                          Ended September   Nine Months Ended
                                                30,           September 30,
                                          ----------------  ------------------
                                           2000     1999      2000      1999
                                          -------  -------  --------  --------
                                                   (in thousands)
Revenues and Expenses:

Office Properties:
  Operating revenues..................... $33,604  $27,270  $ 94,562  $ 80,039
  Property and related expenses..........   8,183    6,798    23,150    19,995
                                          -------  -------  --------  --------
  Net operating income, as defined.......  25,421   20,472    71,412    60,044
                                          -------  -------  --------  --------
Industrial Properties:
  Operating revenues.....................  11,911   12,693    38,774    36,154
  Property and related expenses..........   1,980    1,695     5,769     5,493
                                          -------  -------  --------  --------
  Net operating income, as defined.......   9,931   10,998    33,005    30,661
                                          -------  -------  --------  --------
Total Reportable Segments:
  Operating revenues.....................  45,515   39,963   133,336   116,193
  Property and related expenses..........  10,163    8,493    28,919    25,488
                                          -------  -------  --------  --------
  Net operating income, as defined.......  35,352   31,470   104,417    90,705
                                          -------  -------  --------  --------
Reconciliation to Consolidated Net
 Income:
  Total net operating income, as defined,
   for reportable segments...............  35,352   31,470   104,417    90,705
  Other unallocated revenues:
    Interest income......................   1,706      239     3,008       860
  Other unallocated expenses:
    General and administrative expenses..   2,890    2,266     8,077     6,781
    Interest expense.....................  10,024    6,501    27,800    18,420
    Depreciation and amortization........   9,941    7,900    28,909    22,577
                                          -------  -------  --------  --------
  Net income from operations before net
   gains on dispositions of operating
   properties, equity in income (loss) of
   unconsolidated subsidiary and minority
   interests.............................  14,203   15,042    42,639    43,787
  Net gains on dispositions of operating
   properties............................   7,288       75    11,256        75
  Equity in income (loss) of
   unconsolidated subsidiary.............      28       (8)       11       (22)
  Minority interests.....................  (5,840)  (4,198)  (15,846)  (12,223)
                                          -------  -------  --------  --------
  Net income............................. $15,679  $10,911  $ 38,060  $ 31,617
                                          =======  =======  ========  ========

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

                         Three Months Ended September 30, 2000          Three Months Ended September 30, 1999
                         -------------------------------------------    -------------------------------------------
                            Income          Shares        Per Share        Income          Shares        Per Share
                         (Numerator)    (Denominator)       Amount      (Numerator)    (Denominator)       Amount
                         ------------   ---------------   ----------    ------------   ---------------   ----------
                                      (in thousands, except share and per share amounts)
Basic...................   $     15,679       26,455,400    $     0.59    $     10,911       27,658,014    $     0.39
Effect of dilutive
 securities:
  Stock options
   granted..............                         241,585                                         18,498
                           ------------  ---------------    ----------    ------------  ---------------    ----------
Diluted.................   $     15,679       26,696,985    $     0.59    $     10,911       27,676,512    $     0.39
                           ============  ===============    ==========    ============  ===============    ==========

                          Nine Months Ended September 30, 2000           Nine Months Ended September 30, 1999
                         -------------------------------------------    -------------------------------------------
                            Income          Shares        Per Share        Income          Shares        Per Share
                         (Numerator)    (Denominator)       Amount      (Numerator)    (Denominator)       Amount
                         ------------   ---------------   ----------    ------------   ---------------   ----------
                                      (in thousands, except share and per share amounts)
Basic...................   $     38,060       26,646,871    $     1.43    $     31,617       27,640,016    $     1.14
Effect of dilutive
 securities:
  Stock options
   granted..............                         110,880          (.01)                          34,499
                           ------------  ---------------    ----------    ------------  ---------------    ----------
Diluted.................   $     38,060       26,757,751    $     1.42    $     31,617       27,674,515    $     1.14
                           ============  ===============    ==========    ============  ===============    ==========

   At September 30, 2000, Company employees and directors held options to purchase 63,000 shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

9. Subsequent Events

   On October 17, 2000, aggregate distributions of $13.6 million were paid to common stockholders and common unitholders of record on September 30, 2000.

   On October 13, 2000, the Company agreed to modify the terms of the note receivable with KAICO and acquired a 25% tenancy in common interest in the KAICO complex (see Note 3).

   On October 6, 2000, a consolidated entity of the Company obtained an $18.5 million construction loan (See Note 4).

   On October 17, 2000, the Company obtained a $13.3 million construction loan (see Note 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company's current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company's actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise. For a discussion of important risks related to the Company's business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption "business risks" in the Company's annual report on Form 10-K for the year ended December 31, 1999. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust ("REIT"). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.6% general partnership interest in the Operating Partnership as of September 30, 2000.

Results of Operations

   The Company continues to capitalize on its substantial development pipeline which at September 30, 2000 consisted of an aggregate of approximately 1.1 million rentable square feet of in-process and committed office development projects and an aggregate of approximately 1.5 million rentable square feet of future office development projects that the Company expects to add to its stabilized portfolio. During the nine months ended September 30, 2000, the Company completed and stabilized seven office buildings encompassing an aggregate of approximately 630,500 rentable square feet. During the fourth quarter of 1999, the Company completed and stabilized one office building encompassing an aggregate of approximately 52,400 rentable square feet and stabilized two industrial buildings encompassing an aggregate of approximately 178,800 rentable square feet. The Company's stabilized portfolio of operating properties consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. At September 30, 2000, the Company had two office buildings encompassing an aggregate of approximately 294,700 rentable square feet in the lease-up phase and eight office projects under construction which when completed are expected to encompass an aggregate of approximately 606,100 rentable square feet.

   During the nine months ended September 30, 2000, the Company sold nine industrial and nine office buildings encompassing an aggregate of approximately 669,800 and 286,700 rentable square feet, respectively, for an aggregate sales price of $113.6 million. During the fourth quarter of 1999, the Company disposed of five office and one industrial building encompassing an aggregate of approximately 113,700 and 56,700 rentable square feet, respectively, for an aggregate sales price of $11.6 million. The Company did not acquire any operating properties during the nine months ended September 30, 2000, or during the fourth quarter of 1999.

   As a result of the properties acquired and the projects developed by the Company subsequent to September 30, 1999, net of the effect of properties disposed of subsequent to September 30, 1999, rentable square footage in the Company's portfolio of stabilized properties decreased by an aggregate of approximately 524,000 rentable square feet, or 4.1% to 12.1 million rentable square feet at September 30, 2000 compared to 12.6 million rentable square feet at September 30, 1999. As of September 30, 2000, the Company's stabilized portfolio was comprised of 80 office properties (the "Office Properties") encompassing an aggregate of approximately 6.3 million rentable square feet and 78 industrial properties (the "Industrial Properties") encompassing an aggregate of approximately 5.8 million rentable square feet. The stabilized portfolio occupancy rate at September 30, 2000 was 96.9%, with the Office and Industrial Properties 95.3% and 98.7% occupied, respectively.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

                                              Three Months
                                             Ended September
                                                   30,
                                             --------------- Dollar  Percentage
                                              2000    1999   Change    Change
                                             ------- ------- ------  ----------
                                             (unaudited, dollars in thousands)
Revenues:
  Rental income............................. $40,555 $34,959 $5,596     16.0 %
  Tenant reimbursements.....................   4,748   4,214    534     12.7
  Interest income...........................   1,706     239  1,467    613.8
  Other income..............................     212     790   (578)   (73.2)
                                             ------- ------- ------
    Total revenues..........................  47,221  40,202  7,019     17.5
                                             ------- ------- ------
Expenses:
  Property expenses.........................   6,217   5,054  1,163     23.0
  Real estate taxes.........................   3,523   3,108    415     13.4
  General and administrative expenses.......   2,890   2,266    624     27.5
  Ground leases.............................     423     331     92     27.8
  Interest expense..........................  10,024   6,501  3,523     54.2
  Depreciation and amortization.............   9,941   7,900  2,041     25.8
                                             ------- ------- ------
    Total expenses..........................  33,018  25,160  7,858     31.2
                                             ------- ------- ------
Income from operations before net gains on
 dispositions of operating properties,
 equity in income (loss) of unconsolidated
 subsidiary and minority interests.......... $14,203 $15,042 $ (839)    (5.6)%
                                             ======= ======= ======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the three months ended September 30, 2000 and 1999.

                               Office Properties

                               Total Office Portfolio            Core Office Portfolio(1)
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $29,997 $23,829 $6,168     25.9 %  $21,836 $21,022 $ 814       3.9 %
  Tenant reimbursement..    3,423   2,729    694     25.4      3,032   2,552   480      18.8
  Other income..........      183     712   (529)   (74.3)       116     694  (578)    (83.3)
                          ------- ------- ------             ------- ------- -----
    Total...............   33,603  27,270  6,333     23.2     24,984  24,268   716       3.0
                          ------- ------- ------             ------- ------- -----
Property and related
 expenses:
  Property expenses.....    5,241   4,502    739     16.4      4,324   4,232    92       2.2
  Real estate taxes.....    2,519   1,965    554     28.2      1,731   1,757   (26)     (1.5)
  Ground leases.........      423     331     92     27.8        333     327     6       1.8
                          ------- ------- ------             ------- ------- -----
    Total...............    8,183   6,798  1,385     20.4      6,388   6,316    72       1.1
                          ------- ------- ------             ------- ------- -----
Net operating income, as
 defined................  $25,420 $20,472 $4,948     24.2 %  $18,596 $17,952 $ 644       3.6 %
                          ======= ======= ======             ======= ======= =====

--------
(1) Stabilized office properties owned at January 1, 1999 and still owned at September 30, 2000.

   Total revenues from Office Properties increased $6.3 million, or 23.2% to $33.6 million for the three months ended September 30, 2000 compared to $27.3 million for the three months ended September 30, 1999. Rental income from Office Properties increased $6.2 million, or 25.9% to $30.0 million for the three months ended September 30, 2000 compared to $23.8 million for the three months ended September 30, 1999. Rental income generated by the Core Office Portfolio increased $0.8 million, or 3.9% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily attributable to an increase in occupancy with additional growth provided by increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Office Portfolio increased 2.6% to 94.4% for the three months ended September 30, 2000 compared to 91.8% for the three months ended September 30, 1999. Of the remaining increase of $5.4 million in rental income from office properties, an increase of $6.2 million was generated by the office properties developed by the Company in 2000 and 1999 (the "Office Development Properties"), offset by a decrease of $0.8 million in rental income attributed to the 14 office buildings sold during 2000 and 1999, net of the three office buildings acquired in 1999 (the "Net Office Acquisitions and Dispositions").

   Tenant reimbursements from Office Properties increased $0.7 million, or 25.4% to $3.4 million for the three months ended September 30, 2000 compared to $2.7 million for the three months ended September 30, 1999. An increase of $0.5 million, or 18.8% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to the collection of amounts identified in common area maintenance reconciliations as well as an increase in average occupancy in this portfolio. An increase of $0.1 million in tenant reimbursements was generated by the Office Development Properties and the remaining increase of $0.1 million was generated by the Net Office Acquisitions and Dispositions. Other income from Office Properties decreased $0.5 million or 74.3% to $0.2 million for the three months ended September 30, 2000 compared to $0.7 million for the three months ended September 30, 1999. Other income for the three months ended September 30, 1999 included a $0.5 million lease termination fee. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

   Total expenses from Office Properties increased $1.4 million, or 20.4% to $8.2 million for the three months ended September 30, 2000 compared to $6.8 million for the three months ended September 30, 1999. Property expenses increased $0.7 million, or 16.4% to $5.2 million for the three months ended September 30, 2000 compared to $4.5 million for the three months ended September 30, 1999. An increase of $0.1 million in property expenses was attributable to the Core Office Portfolio as a result of increased variable expenses due to occupancy gains. Of the remaining increase of $0.6 million, an increase of $0.8 million attributable to the Office Development Properties was offset by a decrease of $0.2 million from the Net Office Acquisitions and Dispositions. Real estate taxes increased $0.6 million, or 28.2% to $2.5 million for the three months ended September 30, 2000 as compared to $1.9 million for the three months ended September 30, 1999. This increase was attributable to the Office Development Properties. Real estate taxes for the Core Office Portfolio remained consistent for the three months ended September 30, 2000 compared to the comparable period in 1999. Ground lease expense from Office Properties increased $0.1 million, or 27.8% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This increase was attributable to ground leases at two of the Office Development Properties.

   Net operating income, as defined, from Office Properties increased $5.0 million, or 24.2% to $25.4 million for the three months ended September 30, 2000 compared to $20.4 million for the three months ended September 30, 1999. Of this increase, $0.6 million was generated by the Core Office Portfolio and represented a 3.6% increase in net operating income for the Core Office Portfolio. The remaining increase of $4.4 million was generated by an increase of $4.9 million from the Office Development Properties, offset by a $0.5 million decrease generated by the Net Office Acquisitions and Dispositions.

                             Industrial Properties

                              Total Industrial Portfolio        Core Industrial Portfolio(1)
                          ----------------------------------- --------------------------------
                                          Dollar   Percentage                Dollar Percentage
                           2000    1999   Change     Change    2000    1999  Change   Change
                          ------- ------- -------  ---------- ------- ------ ------ ----------
Operating revenues:
  Rental income.........  $10,558 $11,130 $  (572)    (5.1)%  $ 9,046 $8,297  $749      9.0 %
  Tenant
   reimbursements.......    1,325   1,485    (160)   (10.8)     1,177    953   224     23.5
  Other income..........       29      78     (49)   (62.3)        30     41   (11)   (26.8)
                          ------- ------- -------             ------- ------  ----
    Total...............   11,912  12,693    (781)    (6.2)    10,253  9,291   962     10.4
                          ------- ------- -------             ------- ------  ----
Property and related
 expenses:
  Property expenses.....      976     552     424     76.8        527    401   126     31.4
  Real estate taxes.....    1,004   1,143    (139)   (12.2)       860    881   (21)    (2.4)
                          ------- ------- -------             ------- ------  ----
    Total...............    1,980   1,695     285     16.8      1,387  1,282   105      8.2
                          ------- ------- -------             ------- ------  ----
Net operating income, as
 defined................  $ 9,932 $10,998 $(1,066)    (9.7)%  $ 8,866 $8,009  $857     10.7 %
                          ======= ======= =======             ======= ======  ====

--------
(1) Stabilized industrial properties owned at January 1, 1999 and still owned at September 30, 2000.

   Total revenues from Industrial Properties decreased $0.8 million, or 6.2% to $11.9 million for the three months ended September 30, 2000 compared to $12.7 million for the three months ended September 30, 1999. Rental income from Industrial Properties decreased $0.6 million, or 5.1% to $10.5 million for the three months ended September 30, 2000 compared to $11.1 million for the three months ended September 30, 1999. An increase of $0.7 million was generated by the Core Industrial Portfolio and represented a 9.0% increase in rental income for the Core Industrial Portfolio. This increase in rental income from the Core Industrial Portfolio is primarily attributable to an increase in occupancy with additional growth provided by increases in rental rates on renewed and re-leased space in this portfolio. An increase of $0.4 million in rental income was generated by the industrial properties developed by the Company in 2000 and 1999 (the "Industrial Development Properties"), offset by a decrease of $1.7 million in rental income attributed to the 14 industrial buildings sold during 1999 and 2000 (the "Industrial Dispositions").

   Tenant reimbursements from Industrial Properties decreased $0.2 million, or 10.8% to $1.3 million for the three months ended September 30, 2000 compared to $1.5 million for three months ended September 30, 1999. An increase of $0.2 million was primarily attributable to an increase in property expenses reimbursable by tenants in the Core Industrial Portfolio. In addition, an increase of $0.1 million generated by the Industrial Development Properties was offset by a $0.3 million decrease generated by the Industrial Dispositions. Other income from Industrial Properties remained consistent for the three months ended September 30, 2000 compared to the comparable period in 1999.

   Total expenses from Industrial Properties increased $0.3 million, or 16.8% to $2.0 million for the three months ended September 30, 2000 compared to $1.7 million for the three months ended September 30, 1999. Property expenses from Industrial Properties increased by $0.4 million, or 76.8% to $1.0 million for the three months ended September 30, 2000 compared to $0.6 million for the three months ended September 30, 1999. An increase of $0.1 million in property expenses generated by the Core Industrial Portfolio was due to increased occupancy. Of the remaining increase of $0.3 million, $0.2 million was from the Industrial Development Portfolio and $0.1 million was from Industrial Dispositions. Real estate taxes decreased by $0.1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Real estate taxes for the Core Industrial Portfolio remained consistent for the three months ended September 30, 2000 compared to the same period in 1999. An increase of $0.1 million from the Industrial Development Portfolio was offset by a decrease of $0.2 million from the Industrial Dispositions.

   Net operating income, as defined, from Industrial Properties decreased $1.1 million, or 9.7% to $9.9 million for the three months ended September 30, 2000 compared to $11.0 million for the three months ended September 30, 1999. An increase of $0.8 million was generated by the Core Industrial Portfolio and represented a 10.7% increase in net operating income for the Core Industrial Portfolio. This was offset by a decrease of $1.9 million in net operating income from the Industrial Dispositions.

Non-Property Related Income and Expenses

   Interest income increased $1.5 million, or 613.8% to $1.7 million for the three months ended September 30, 2000 compared to $0.2 million for the three months ended September 30, 1999. The increase was due primarily to the receipt of interest income on a note receivable acquired in May 2000.

   General and administrative expenses increased $0.6 million, or 27.5% to $2.9 million for the three months ended September 30, 2000 compared to $2.3 million for the three months ended September 30, 1999. This increase was primarily due to higher salaries and benefits.

   Interest expense increased $3.5 million, or 54.2% to $10.0 million for the three months ended September 30, 2000 compared to $6.5 million for the three months ended September 30, 1999, primarily due to a net increase in aggregate indebtedness and higher interest rates. The Company's weighted average annual interest rate increased approximately 1.02 % to 8.17% at September 30, 2000 as compared to 7.15% at September 30, 1999.

   Depreciation and amortization increased $2.0 million, or 25.8% to $9.9 million for the three months ended September 30, 2000 compared to $7.9 million for the three months ended September 30, 1999. The increase was due primarily to depreciation on properties developed by the Company subsequent to September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

                                           Nine Months Ended
                                             September 30,
                                           ----------------- Dollar   Percentage
                                             2000     1999   Change     Change
                                           -------- -------- -------  ----------
                                            (unaudited, dollars in thousands)
Revenues:
  Rental income..........................  $117,627 $101,941 $15,686     15.4 %
  Tenant reimbursements..................    14,036   12,530   1,506     12.0
  Interest income........................     3,008      860   2,148    249.8
  Other income...........................     1,673    1,722     (49)    (2.8)
                                           -------- -------- -------
    Total revenues.......................   136,344  117,053  19,291     16.5
                                           -------- -------- -------
Expenses:
  Property expenses......................    17,749   15,517   2,232     14.4
  Real estate taxes......................     9,959    8,969     990     11.0
  General and administrative expenses....     8,077    6,781   1,296     19.1
  Ground leases..........................     1,211    1,002     209     20.9
  Interest expense.......................    27,800   18,420   9,380     50.9
  Depreciation and amortization..........    28,909   22,577   6,332     28.0
                                           -------- -------- -------
    Total expenses.......................    93,705   73,266  20,439     27.9
                                           -------- -------- -------
Income from operations before net gains
 on dispositions of operating properties,
 equity in income (loss) of
 unconsolidated subsidiary and minority
 interests...............................  $ 42,639 $ 43,787 $(1,148)    (2.6)%
                                           ======== ======== =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements, other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the nine months ended September 30, 2000 and 1999.

                               Office Properties

                                Total Office Portfolio            Core Office Portfolio(1)
                          ----------------------------------- ----------------------------------
                                          Dollar   Percentage                 Dollar  Percentage
                           2000    1999   Change     Change    2000    1999   Change    Change
                          ------- ------- -------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $84,034 $69,931 $14,103     20.2%   $67,257 $64,776 $2,481      3.8%
  Tenant
   reimbursements.......    9,872   8,513   1,359     16.0      8,861   8,202    659      8.0
  Other income..........      656   1,595    (939)   (58.9)       343   1,034   (691)   (66.8)
                          ------- ------- -------             ------- ------- ------
    Total...............   94,562  80,039  14,523     18.1     76,461  74,012  2,449      3.3
                          ------- ------- -------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....   15,128  13,538   1,590     11.7     13,390  12,946    444      3.4
  Real estate taxes.....    6,811   5,455   1,356     24.9      5,261   5,082    179      3.5
  Ground leases.........    1,211   1,002     209     20.9      1,045     972     73      7.5
                          ------- ------- -------             ------- ------- ------
    Total...............   23,150  19,995   3,155     15.8     19,696  19,000    696      3.7
                          ------- ------- -------             ------- ------- ------
Net operating income, as
 defined................  $71,412 $60,044 $11,368     18.9%   $56,765 $55,012 $1,753      3.2%
                          ======= ======= =======             ======= ======= ======

--------
(1) Stabilized office properties owned at January 1, 1999 and still owned at September 30, 2000.

   Total revenues from Office Properties increased $14.5 million, or 18.1% to $94.5 million for the nine months ended September 30, 2000 compared to $80.0 million for the nine months ended September 30, 1999. Rental income from Office Properties increased $14.1 million, or 20.2% to $84.0 million for the nine months ended September 30, 2000 compared to $69.9 million for the nine months ended September 30, 1999. Rental income generated by the Core Office Portfolio increased $2.5 million, or 3.8% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily attributable to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 2.5% to 95.5% for the nine months ended September 30, 2000 compared to 93.0% for the nine months ended September 30, 1999. In addition, there was an increase in rental income generated by an increase in rental rates. The remaining increase of $11.6 million in rental income from office properties was generated by an increase of $12.1 million from the office properties developed by the Company in 2000 and 1999 (the "Office Development Properties"), offset by a decrease of $0.5 million from the 14 office properties sold during 1999 and 2000, net of the office properties acquired in 1999 (the "Net Office Acquisitions and Dispositions").

   Tenant reimbursements from Office Properties increased $1.4 million, or 16.0% to $9.9 million for the nine months ended September 30, 2000 compared to $8.5 million for the nine months ended September 30, 1999. An increase of $0.7 million in tenant reimbursements was generated by the Core Office Portfolio which was primarily due to the collection of amounts identified in common area maintenance reconciliations as well as an increase in average occupancy in this portfolio. An increase of $0.4 million was generated by the Office Development Properties and the remaining increase of $0.3 million was generated by the Net Office Acquisitions and Dispositions. Other income from Office Properties decreased $0.9 million or 58.9% to $0.7 million for the nine months ended September 30, 2000 compared to $1.6 million for the nine months ended September 30, 1999. Other income for the nine months ended September 30, 1999 included $0.5 million in gain on the sale of 13 acres of undeveloped land in Calabasas and San Diego, California and a $0.5 million lease termination fee from one tenant at a Core Office Portfolio property. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

   Total expenses from Office Properties increased $3.1 million, or 15.8% to $23.1 million for the nine months ended September 30, 2000 compared to $20.0 million for the nine months ended September 30, 1999. Property expenses increased $1.6 million, or 11.7% to $15.1 million for the nine months ended September 30, 2000 compared to $13.5 million for the nine months ended September 30, 1999. An increase of $0.4 million in property expenses was attributable to the Core Office Portfolio which was due to occupancy gains and increased salaries and benefits. Of the remaining increase of $1.2 million in property expenses, an increase of $1.4 million was attributable to the Office Development Properties which was offset by a $0.2 million decrease attributable to the Net Office Acquisitions and Dispositions. Real estate taxes increased $1.4 million, or 24.9% to $6.8 million for the nine months ended September 30, 2000 as compared to $5.4 million for the nine months ended September 30, 1999. Of this increase, $0.2 million was attributable to real estate taxes on the Core Office Portfolio. The remaining increase of $1.2 million was attributable to the Office Development Properties. Ground lease expense from Office Properties increased $0.2 million, or 20.9% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Of this increase, $0.1 million was attributable to the Core Office Portfolio properties, and the remaining $0.1 million increase was attributable to ground leases at two of the Office Development Properties.

   Net operating income, as defined, from Office Properties increased $11.4 million, or 18.9% to $71.4 million for the nine months ended September 30, 2000 compared to $60.0 million for the nine months ended September 30, 1999. Of this increase, $1.8 million was generated by the Core Office Portfolio and represented a 3.2% increase in net operating income for the Core Office Portfolio. The remaining increase of $9.6 million was generated by the Office Development Properties.

                             Industrial Properties

                             Total Industrial Portfolio        Core Industrial Portfolio(1)
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income ........  $33,593 $32,010 $1,583      4.9%   $29,376 $26,722 $2,654       9.9%
  Tenant reimbursements
   .....................    4,164   4,017    147      3.7      3,567   3,236    331      10.2
  Other income .........    1,017     127    890    700.8      1,018      73    945    1294.5
                          ------- ------- ------             ------- ------- ------
    Total...............   38,774  36,154  2,620      7.2     33,961  30,031  3,930      13.1
                          ------- ------- ------             ------- ------- ------
Property and related
 expenses:
  Property expenses ....    2,621   1,979    642     32.4      1,894   1,604    290      18.1
  Real estate taxes ....    3,148   3,514   (366)   (10.4)     2,713   3,046   (333)    (10.9)
                          ------- ------- ------             ------- ------- ------
    Total ..............    5,769   5,493    276      5.0      4,607   4,650    (43)     (0.9)
                          ------- ------- ------             ------- ------- ------
Net operating income, as
 defined................  $33,005 $30,661 $2,344      7.6%   $29,354 $25,381 $3,973      15.7%
                          ======= ======= ======             ======= ======= ======

--------
(1) Stabilized industrial properties owned at January 1, 1999 and still owned at September 30, 2000.

   Total revenues from Industrial Properties increased $2.6 million, or 7.2% to $38.8 million for the nine months ended September 30, 2000 compared to $36.2 million for the nine months ended September 30, 1999. Rental income from Industrial Properties increased $1.6 million, or 4.9% to $33.6 million for the nine months ended September 30, 2000 compared to $32.0 million for the nine months ended September 30, 1999. An increase of $2.7 million was generated by the Core Industrial Portfolio and represented a 9.9% increase in rental income for the Core Industrial Portfolio. This increase in rental income for the Core Industrial Portfolio is attributable to an increase in occupancy with additional growth provided by increases in rental rates on renewed and re-leased space in this portfolio. An increase of $1.7 million in rental income generated by the industrial properties developed by the Company in 2000 and 1999 (the "Industrial Development Properties"), was offset by a decrease of $2.8 million in rental income attributed to the 14 industrial buildings sold during 1999 and 2000 (the "Industrial Dispositions").

   Tenant reimbursements from Industrial Properties increased $0.2 million, or 3.7% to $4.2 million for the nine months ended September 30, 2000 compared to $4.0 million for nine months ended September 30, 1999. Of this increase, $0.3 million was generated by the Core Industrial Portfolio. An increase of $0.3 million attributable to the Industrial Development Properties was offset by a $0.4 million decrease attributable to the Industrial Dispositions. Other income from Industrial Properties increased by $0.9 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Other income for the nine months ended September 30, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. Net of a $0.4 million write-off of the related deferred rent receivable balance, the Company recognized a net lease termination fee of $0.5 million on this transaction. The building was subsequently re-leased to a single tenant under a 15-year lease at a higher rental rate.

   Total expenses from Industrial Properties increased $0.3 million, or 5.0% to $5.8 million for the nine months ended September 30, 2000 compared to $5.5 million for the nine months ended September 30, 1999. Property expenses from Industrial Properties increased by $0.6 million, or 32.4% to $2.6 million for the nine months ended September 30, 2000 compared to $2.0 million for the nine months ended September 30, 1999. Increases of $0.3 million in the Core Industrial Portfolio and $0.4 million in the Industrial Development Properties were offset by a decrease of $0.1 million in property expense at the Industrial Dispositions. The increase in property expenses for the Core Industrial Portfolio is primarily due to the occupancy gains in that portfolio. As the majority of the leases signed allow for recovery of expenses from the tenants, this increase in expenses is offset by an increase in tenant reimbursement income. Real estate taxes decreased by $0.4 million, or 10.4% to $3.1 million for the nine months ended September 30, 2000 compared to $3.5 million for the nine months ended September 30, 1999. A decrease of $0.3 million was attributable to the Core Industrial Portfolio which was due primarily to the effect of prior year real estate taxes which were successfully appealed by the Company in 2000. An increase of $0.3 million in real estate taxes for the Industrial Development Properties was offset by a decrease of $0.4 million for the Industrial Dispositions.

   Net operating income, as defined, from Industrial Properties increased $2.3 million, or 7.6% to $33.0 million for the nine months ended September 30, 2000 compared to $30.7 million for the nine months ended September 30, 1999. An increase of $4.0 million was generated by the Core Industrial Portfolio and represented a 15.7% increase in net operating income for the Core Industrial Portfolio. In addition, an increase of $1.3 million generated by the Industrial Development Properties was offset by a decrease of $2.8 million from the Industrial Dispositions.

Non-Property Related Income and Expenses

   Interest income increased $2.1 million, or 249.8% to $3.0 million for the nine months ended September 30, 2000 compared to $0.9 million for the nine months ended September 30, 1999. The increase was due primarily to the receipt of interest income on a note receivable acquired in May 2000.

   General and administrative expenses increased $1.3 million, or 19.1% to $8.1 million for the nine months ended September 30, 2000 compared to $6.8 million for the nine months ended September 30, 2000. This increase was due primarily to higher salaries and benefits.

   Interest expense increased $9.4 million, or 50.9% to $27.8 million for the nine months ended September 30, 2000 compared to $18.4 million for the nine months ended September 30, 1999, primarily due to a net increase in aggregate indebtedness and higher interest rates. The Company's weighted average interest rate increased approximately 1.02% to 8.17% at September 30, 2000 as compared to 7.15% at September 30, 1999.

   Depreciation and amortization increased $6.3 million, or 28.0% to $28.9 million for the nine months ended September 30, 2000 compared to $22.6 million for the nine months ended September 30, 1999. The increase was primarily due to depreciation on properties developed by the Company subsequent to September 30, 1999.

Liquidity and Capital Resources

   The Company has a $400 million unsecured revolving credit facility (the "Credit Facility") which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.14% at September 30, 2000), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. As of September 30, 2000, the Company had borrowings of $186 million outstanding under the Credit Facility and availability of approximately $80.0 million. Availability under the Credit Facility is based upon the value of the Company's unencumbered assets and is reduced by the amounts outstanding under the Credit Facility and the Company's $100.0 million unsecured term facility discussed in the following paragraph. The Company uses the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   In September 2000, the Company borrowed $100.0 million under an unsecured debt facility from a bank group led by The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York. The $100.0 million facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.13% at September 30, 2000), and prices based upon the same pricing tiers and leverage ratio at the time of borrowing. Availability under the Company's Credit Facility, as discussed above, takes into consideration amounts outstanding under both the Credit Facility and this $100.0 million facility, since the same pool of unencumbered assets is used to determine availability for both financings.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan, which had an outstanding balance of approximately $42.0 million and an annual rate of LIBOR plus 2.70% (9.26% at September 30, 2000) at September 30, 2000, matures in April 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of part of a multi-phased office project that the Company is developing in San Diego, California, with The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California. In October 2000, the construction loan agreement was modified to increase the total commitment to $61.0 million, and to decrease the interest rate on $37.2 million of the loan to LIBOR plus 2.00%. The project is expected to encompass approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the three phases of the project that the Company had completed as of September 30, 2000, and all improvements on one of the two remaining buildings to be constructed.

   In June 2000, one of the Development LLCs borrowed $22.0 million under a mortgage loan that requires monthly principal and interest payments based on a floating annual interest rate of LIBOR plus 1.75% (8.37% at September 30, 2000), amortizes over 25 years, and matures in June 2004. The mortgage loan is secured by two buildings that the Company developed with The Allen Group and completed in the fourth quarter of 1999. The Development LLC used the proceeds from the mortgage loan to repay an intercompany loan to the Operating Partnership. The Operating Partnership concurrently used the proceeds to repay borrowings under the Company's Credit Facility.

   In October 2000, the Company obtained a construction loan with a total commitment of $18.5 million. The construction loan bears interest at an annual rate of LIBOR plus 1.75% and matures in October 2002, with the option to extend for up to one twelve-month period. The proceeds from the construction loan are being used to finance the development of an office project in San Diego, California that is expected to encompass an aggregate of approximately 102,900 rentable square feet upon completion. The construction loan is secured by the improvements to be constructed.

   In October 2000, the Company obtained a construction loan with a total commitment of $13.3 million. The construction loan bears interest at an annual rate of LIBOR plus 1.75% and matures in March 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of two office buildings in San Diego, California that are expected to encompass an aggregate of approximately 119,000 rentable square feet upon completion. The construction loan is secured by a first deed of trust on the project.

   The following table sets forth the composition of the Company's secured debt at September 30, 2000 and December 31, 1999:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                            (in thousands)
Mortgage note payable, due April 2009, fixed
 interest at 7.20%, monthly principal and interest
 payments...........................................    $ 92,847      $ 93,953
Mortgage note payable, due October 2003, interest at
 LIBOR plus 1.75%, (8.30% and 7.94% at September 30,
 2000 and December 31, 1999, respectively), monthly
 interest-only payments.............................      83,213        90,000
Mortgage note payable, due February 2022, fixed
 interest at 8.35%, monthly principal and interest
 payments(a)........................................      79,835        80,812
Construction loan payable, due April 2002, interest
 at LIBOR plus 2.70%, (9.26% at September 30,
 2000)..............................................      41,961
Mortgage note payable, due May 2017, fixed interest
 at 7.15%, monthly principal and interest payments..      28,778        29,440
Mortgage note payable, due June 2004, interest at
 LIBOR plus 1.75%, (8.37% at September 30, 2000),
 monthly principal and interest payments............      21,956
Mortgage note payable, due December 2005, fixed
 interest at 8.45%, monthly principal and interest
 payments...........................................      12,639        12,973
Mortgage note payable, due November 2014, fixed
 interest at 8.43%, monthly principal and interest
 payments...........................................      10,678        10,966
Mortgage note payable, due December 2003, fixed
 interest at 10.00%, monthly interest accrued
 through December 31, 2000, no interest accrues
 thereafter.........................................       8,500
Mortgage note payable, due October 2013, fixed
 interest at 8.21%, monthly principal and interest
 payments...........................................       7,149         7,372
                                                        --------      --------
                                                        $387,556      $325,516
                                                        ========      ========

--------
(a) Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

   The following table sets forth certain information with respect to the maturities and scheduled principal repayments of the Company's secured debt and unsecured term facility at September 30, 2000, assuming the exercise of available debt extension options:

     Year Ending                                                     Dollars
     -----------                                                  --------------
                                                                  (in thousands)
     Remaining 2000..............................................    $  1,308
     2001........................................................       5,525
     2002........................................................      47,932
     2003........................................................      98,167
     2004........................................................     127,511
     Thereafter..................................................     207,113
                                                                     --------
       Total.....................................................    $487,556
                                                                     ========

   The following table sets forth certain information with respect to the Company's aggregate debt composition at September 30, 2000 and December 31, 1999:

                                                    Weighted Average Interest
                          Percentage of Total Debt             Rate
                         -------------------------- --------------------------
                         September 30, December 31, September 30, December 31,
                             2000          1999         2000          1999
                         ------------- ------------ ------------- ------------
Secured vs. unsecured:
  Secured...............     57.5%         58.8%         8.1%         7.8%
  Unsecured.............     42.5%         41.2%         8.3%         7.6%
Fixed rate vs. variable
 rate:
  Fixed rate(1)(4)......     58.0%         42.5%         8.1%         7.8%
  Variable rate(2)(3)...     42.0%         57.5%         8.3%         7.7%

--------
(1) At September 30, 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expires in February 2002.

(2) At September 30, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50% that expires in January 2002.

(3) At September 30, 2000, one of the Development LLCs had an interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50%. The notional amount of the cap increases over the life of the agreement as the balance of the related construction loan increases. At September 30, 2000, the notional amount of the interest rate cap was approximately $38.9 million.

(4) The percentage of fixed rate debt to total debt at September 30, 2000 does not take into consideration the portion of floating rate debt capped by the Company's interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 86.0% of its total outstanding debt at September 30, 2000.

   In December 1999, the Company announced the implementation of its share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock, representing up to approximately 11% of the Company's currently outstanding shares at the time the program was announced. During the first quarter of 2000, the Company repurchased 1,999,300 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million or an average repurchase price of $20.58 per share. The Company did not repurchase any shares during the second or third quarters of 2000. Repurchases to date total 2,264,300 shares for an aggregate repurchase price of $46.5 million or an average repurchase price of $20.54 per share. Repurchases during the first quarter of 2000 were funded primarily through working capital and borrowings on the Company's unsecured revolving credit facility. Depending on market conditions, the Company will evaluate the opportunity to repurchase additional shares in the future.

   In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. As of November 10, 2000, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

   As of September 30, 2000, the Company had an aggregate of approximately 1.1 million rentable square feet of office space that was either under construction or committed for construction at a total budgeted cost of approximately $211 million. The Company has spent an aggregate of approximately $114 million on these projects as of September 30, 2000. The Company intends to finance the presently budgeted $97.0 million of remaining development costs, $9.9 million of which relates to the Company's Peregrine Systems Corporate Center project which is being financed with proceeds from the $61.0 million Development LLC construction loan, with additional construction loan financing, proceeds from the Company's dispositions program of non-strategic assets, borrowings under the Credit Facility and from working capital.

   In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing approximately 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds and other tenancy requirements. The purchase price for this property will be determined at the time of acquisition based on the net operating income at the time of acquisition. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

   On May 1, 2000, the Company initiated actions that has put it in a position to potentially acquire the fee interest in a three building office complex located in El Segundo, California (see Note 3 to the consolidated financial statements included at Item 1 for further discussion of this transaction). The Company presently owns a 25% tenancy in common interest in the complex. If the Company acquires the remaining tenancy in common interest, the Company currently estimates that it could invest up to an additional $15.0 million to $20.0 million related to this complex over the next twelve months.

   The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and undeveloped land acquisitions, through retained cash flow, long-term secured and unsecured borrowings, proceeds from the Company's dispositions program, or the issuance of common or preferred units of the Operating Partnership.

Building and Lease Information

   The following tables set forth certain information regarding the Company's Office and Industrial Properties at September 30, 2000:

                           Occupancy by Segment Type

                                                 Square Feet
                             Number of -------------------------------
   Region                    Buildings   Total      Leased   Available Occupancy
   ------                    --------- ---------- ---------- --------- ---------
   Office Properties:
   Los Angeles..............     27     2,506,098  2,404,492  101,606     95.9%
   Orange County............     13       625,893    505,245  120,648     80.7
   San Diego................     34     2,452,429  2,397,962   54,467     97.8
   Other....................      6       709,575    688,133   21,442     97.0
                                ---    ---------- ----------  -------
                                 80     6,293,995  5,995,832  298,163     95.3
                                ---    ---------- ----------  -------
   Industrial Properties:
   Los Angeles..............      7       554,225    551,055    3,170     99.4
   Orange County............     62     4,393,470  4,320,579   72,891     98.3
   San Diego................      1        39,669     39,669             100.0
   Other....................      8       820,124    820,124             100.0
                                ---    ---------- ----------  -------
                                 78     5,807,488  5,731,427   76,061     98.7
                                ---    ---------- ----------  -------
   Total Portfolio..........    158    12,101,483 11,727,259  374,224     96.9%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                     Percentage
                                             Total    of Total
                                            Square     Leased     Annual Base
                                            Footage  Square Feet  Rent Under
                                 Number of    of     Represented   Expiring
                                  Expiring Expiring  by Expiring    Leases
   Year of Lease Expiration      Leases(1)  Leases    Leases(2)  (in 000's)(3)
   ------------------------      --------- --------- ----------- -------------
   Office Properties:
   Remaining 2000...............     16       61,057     1.1%       $ 1,407
   2001.........................     71      900,381    15.5         15,361
   2002.........................     57      403,440     7.0          7,231
   2003.........................     46      258,500     4.5          5,048
   2004.........................     49      788,505    13.6         17,999
   2005.........................     47      923,201    15.9         15,363
                                    ---    ---------    ----        -------
                                    286    3,335,084    57.6         62,409
                                    ---    ---------    ----        -------
   Industrial Properties:
   Remaining 2000...............     18      376,817     6.6          3,141
   2001.........................     73      800,345    14.1          5,670
   2002.........................     48      331,473     5.6          3,031
   2003.........................     34      713,293    12.6          4,958
   2004.........................     14      529,130     9.3          3,769
   2005.........................     14      681,255    12.0          5,115
                                    ---    ---------    ----        -------
                                    201    3,432,313    60.2         25,684
                                    ---    ---------    ----        -------
   Total Portfolio .............    487    6,767,397    55.9%       $88,093
                                    ===    =========                =======

-------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.

(2) Based on total leased square footage for the respective portfolios as of September 30, 2000.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before October 1, 2000.

                       Leasing Activity by Segment Type

                          Number of                            Change  Weighted
                           Leases      Square Feet               in     Average
                         ----------- --------------- Retention  GAAP  Lease Term
                         New Renewal   New   Renewal   Rate    Rents  (in months)
                         --- ------- ------- ------- --------- ------ -----------
For the Three Months Ended September
 30, 2000:
Office Properties.......  22    14   174,542  75,723   54.2%    21.3%      51
Industrial Properties...  12     8    81,671  27,105   58.8%    13.9%      59
                         ---   ---   ------- -------   ----     ----      ---
Total Portfolio.........  34    22   256,213 102,828   55.5%    20.5%      53
                         ===   ===   ======= =======   ====     ====      ===

                          Number of                            Change  Weighted
                           Leases      Square Feet               in     Average
                         ----------- --------------- Retention  GAAP  Lease Term
                         New Renewal New(1)  Renewal   Rate    Rents  (in months)
                         --- ------- ------- ------- --------- ------ -----------
For the Nine Months Ended September
 30, 2000:
Office Properties ......  43    36   260,165 193,487   55.0%    22.4%      42
Industrial Properties...  32    27   402,957 380,358   61.4%    24.2%      62
                         ---   ---   ------- -------   ----     ----      ---
Total Portfolio.........  75    63   663,122 573,845   58.8%    23.0%      54
                         ===   ===   ======= =======   ====     ====      ===

-------
(1) The lease-up of 663,122 square feet to new tenants for the nine months ended September 30, 2000 includes re-leasing of 400,390 square feet and first generation leasing of 262,732 square feet.

Historical Cash Flows

   The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured and unsecured debt financing and proceeds from the Company's dispositions program. The Company's net cash provided by operating activities increased $1.2 million, or 2.1% to $59.5 million for the nine months ended September 30, 2000 compared to $58.3 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in net income resulting from the Office and Industrial Development Properties and an increase in net operating income, as defined, generated by the Core Office Portfolio and the Core Industrial Portfolio.

   Net cash used in investing activities decreased $66.5 million, or 48.3% to $71.1 million for the nine months ended September 30, 2000 compared to $137.6 million for the nine months ended September 30, 1999. Cash used in investing activities for the nine months ended September 30, 2000 consisted primarily of the purchase of 17 acres of undeveloped land for $11.3 million less $8.5 million for a mortgage note payable issued in connection with the acquisition, expenditures for construction in progress of $126 million, $8.5 million in additional tenant improvements and capital expenditures, and $45.3 million paid to acquire a note receivable, net of the effect of net proceeds received from the sale of nine office and nine industrial buildings of approximately $111 million. Cash used in investing activities for the nine months ended September 30, 1999 consisted primarily of the purchase of two office properties for $30.6 million less $3.6 million of contributed value in exchange for which the Company issued common units of the Operating Partnership and the repayment of an existing $2.3 million note receivable, the purchase of the minority interest in one office complex for $1.2 million, the purchase of 67 acres of undeveloped land for $27.1 million less $6.3 million of contributed value in exchange for which the Company issued common units of the Operating Partnership, expenditures for construction in progress of $94.8 million, and $11.4 million in additional tenant improvements and capital expenditures, net of the effect of net proceeds received from the sale of two industrial properties of approximately $11.0 million and the sale of 13 acres of undeveloped land of approximately $5.1 million.

   Net cash provided by financing activities decreased $81.5 million, or 102.1% to $1.7 million net cash used by financing activities for the nine months ended September 30, 2000 as compared to $79.8 million net cash provided by financing activities for the nine months ended September 30, 1999. Cash used in financing activities for the nine months ended September 30, 2000 consisted primarily of $42.0 million in repayments to the Credit Facility, $41.0 million in distributions paid to common stockholders and common unitholders, $41.3 million paid for securities purchased in the Company's stock repurchase program and a $28.9 million increase in restricted cash partially offset by $154 million in net proceeds from the issuance of secured and unsecured debt. Cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $103 million in net proceeds from the issuance of secured debt and $18.0 million in borrowings under the Credit Facility partially offset by $40.0 million in distributions paid to common stockholders and common unitholders.

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

   The following table presents the Company's Funds From Operations for the three and nine months ended September 30, 2000 and 1999.

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------  ------------------
                                        2000       1999       2000      1999
                                      ---------  ---------  --------  --------
                                        (in thousands)        (in thousands)
Net income........................... $  15,679  $  10,911  $ 38,060  $ 31,617
  Adjustments:
    Minority interest in earnings of
     Operating Partnership...........     2,227      1,830     5,442     5,186
    Depreciation and amortization....     9,941      7,900    28,909    22,577
    Net gains on dispositions of
     operating properties............    (7,288)       (75)  (11,256)      (75)
    Non cash amortization of
     restricted stock grants.........       508        127       744       381
                                      ---------  ---------  --------  --------
Funds From Operations................ $  21,067  $  20,693  $ 61,899  $ 59,686
                                      =========  =========  ========  ========

Inflation

   The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

   Information about the Company's changes in primary risk exposures from December 31, 1999 to September 30, 2000, is incorporated herein by reference from "Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Tabular Presentation of Market Risk

   The tabular presentations below provide information about the Company's interest rate sensitive financial and derivative instruments as of September 30, 2000 and 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

  Presentation at September 30, 2000

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at September 30, 2000 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the expected maximum contractual weighted average interest rate index for outstanding Credit Facility borrowings from 2000 through 2002.

   For variable rate secured debt and unsecured term debt, the table presents the assumption that all available debt extension options will either be exercised or extended and that the outstanding principal balance at September 30, 2000 will be paid upon the extended debt maturities. The table also presents the contractual weighted average interest rate index for outstanding variable rate mortgage debt borrowings from 2000 through 2004.

   For fixed rate secured debt, the table presents the assumption that the outstanding principal balance at September 30, 2000 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related contractual weighted-average interest rate at September 30, 2000 for outstanding fixed rate mortgage debt borrowings from 2000 through 2004 and thereafter.

   For the Series A and Series C Cumulative Redeemable Preferred units (the "Series A and Series C Preferred units") the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series A and Series C Preferred units since the Series A and Series C Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Series A and Series C Preferred units become exchangeable at the option of the majority of the holders. For the Series D Cumulative Redeemable Preferred units (the "Series D Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series D Preferred units since the Series D Preferred units will either remain outstanding or be converted into shares of the 9.250% Series D Cumulative Redeemable Preferred stock in 2009 when the Series D Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate at September 30, 2000 for outstanding Series A, C and D Preferred units from 2000 through the exchange date. The same interest rates will apply when the Series A, C and D Preferred units are exchanged into the respective Cumulative Redeemable Preferred stock.

   For the interest rate cap, the table presents the notional amount, cap rate and the related interest rate index upon which the cap rate is based, by contractual maturity date. For the interest rate swap, the table presents the notional amount, maximum contractual fixed pay rate, and related interest rate index upon which the floating receive rate is based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances September 30, 2000.

               Interest Rate Risk Analysis--Tabular Presentation
                        Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                               September 30, 2000
                             (dollars in millions)

                                           Maturity Date
                            -------------------------------------------------         Fair Value at
                                                                       There-         September 30,
                               2000      2001    2002   2003    2004   after   Total      2000
                            --------------------------  -----  ------  ------  ------ -------------
Liabilities:
Unsecured line of credit:
  Variable rate............                     $186.0                         $186.0    $186.0
  Average interest rate           LIBOR  LIBOR   LIBOR
   index...................       +1.50% +1.50%  +1.50%

Secured debt and unsecured term debt:
  Variable rate............ $       0.1  $ 0.3  $ 42.2  $83.6  $120.9          $247.1    $247.1
  Average interest rate           LIBOR  LIBOR   LIBOR  LIBOR   LIBOR
   index...................       +2.02% +2.02%  +2.02% +2.02%  +2.02%

  Fixed rate............... $       1.2  $ 5.2  $  5.7  $14.6  $  6.6  $207.1  $240.4    $236.6
  Average interest rate....        7.83%  7.83%   7.83%  7.83%   7.83%   7.83%

Series A, C and D Preferred units:
  Fixed rate...............                                                              $142.1
  Average interest rate....        8.71%  8.71%   8.71%  8.71%   8.71%   8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                               September 30, 2000
                             (dollars in millions)

                                    Maturity Date
                         --------------------------------------        Fair Value at
                                                         There-        September 30,
                         2000   2001    2002   2003 2004 after  Total      2000
                         -----  -----  ------  ---- ---- ------ ------ -------------
Interest Rate
 Derivatives Used to
 Hedge Variable Rate
 Debt:
Interest rate cap
 agreement:
  Notional amount.......               $150.0                   $150.0     $ 0.5
  Cap rate .............  6.50%  6.50%   6.50%
  Forward rate index.... LIBOR  LIBOR   LIBOR

Interest rate swap
 agreement:
  Notional amount.......               $150.0                   $150.0     $(0.8)
  Fixed pay interest
   rate.................  8.45%  8.45%   8.45%
  Floating receive       LIBOR  LIBOR   LIBOR
   interest rate index.. +1.50% +1.50%  +1.50%

   Presentation at September 30, 1999

   For the unsecured line of credit, the table presents that the outstanding principal balance at September 30, 1999 was paid in November 1999 when the Company obtained its new $400 million Credit Facility. The table also presents the maximum interest rate index for outstanding Credit Facility borrowings in 1999.

   For fixed rate secured debt, the table presents the assumption that the outstanding principal balance at September 30, 1999 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate at September 30, 1999 for outstanding fixed rate mortgage debt borrowings from 1999 through 2003 and thereafter. The Company had no outstanding variable rate mortgage debt at September 30, 1999.

   For the Series A and Series C Preferred units the table presents the same assumptions as discussed for the presentation at September 30, 2000.

   For interest rate caps, the table presents notional amounts, average cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 1999.

                      Interest Rate Sensitivity Analysis
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                              September 30, 1999
                             (dollars in millions)

                                             Maturity Date                          Fair Value at
                                 -------------------------------------------        September 30,
                                 1999    2000   2001  2002  2003  Thereafter Total      1999
                                 -----  ------  ----  ----  ----  ---------- ------ -------------
Liabilities:
Line of credit:
  Variable rate................         $290.0                               $290.0    $290.0
                                 LIBOR   LIBOR
  Average interest rate index..  +1.50%  +1.50%

Secured debt:
  Fixed rate...................  $ 1.0  $  4.8  $5.1  $5.6  $6.1    $214.1   $236.7    $232.4
  Average interest rate........   7.75%   7.75% 7.75% 7.75% 7.75%     7.75%

Series A and C Preferred units:
  Fixed rate...................                                                        $ 98.3
  Average interest rate........   8.49%   8.49% 8.49% 8.49% 8.49%     8.49%

                       Interest Rate Sensitivity Analysis
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                               September 30, 1999
                             (dollars in millions)

                                     Maturity Date                       Fair Value at
                         ----------------------------------------        September 30,
                         1999    2000   2001 2002 2003 Thereafter Total      1999
                         -----  ------  ---- ---- ---- ---------- ------ -------------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreement:
  Notional amount.......        $150.0                            $150.0     $0.1
  Cap rate..............  6.50%   6.50%
  Forward rate index.... LIBOR   LIBOR

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   During the three months ended September 30, 2000, no legal proceedings were initiated against or on behalf of the Company, which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES--None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number                             Description
 -------                            -----------
 *10.1   Credit Agreement and Form of Promissory Notes Aggregating $100.0
         million.
 *27.1   Financial Data Schedule.

--------
*  Filed herewith.

  (b) Reports on Form 8-K

   The Company filed the Current Report on Form 8-K (No. 1-12673), dated November 1, 2000, in connection with its third quarter 2000 earnings release.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2000.

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