Form 10-K
period 2000-12-31
KILROY REALTY CORP
filed 2001-03-28
CIK 1025996

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

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $721,831,122 based on the closing price on the New York Stock Exchange for such shares on March 26, 2001.

   As of March 26, 2001, 26,893,857 shares of common stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   15

 Item 3.  Legal Proceedings.............................................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24

                                 PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   25

 Item 6.  Selected Financial Data.......................................   26

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   28

 Item 7A. Quantitative and Qualitative Disclosures About Market Risks...   47

 Item 8.  Financial Statements and Supplementary Data...................   51

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   51

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............   52

 Item 11. Executive Compensation........................................   52

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   52

 Item 13. Certain Relationships and Related Transactions................   52

                                 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   53

                                    PART I

ITEM 1. BUSINESS

The Company
   Kilroy Realty Corporation (the "Company") owns, operates, develops, and acquires Class A suburban office and industrial real estate in key suburban submarkets, primarily in Southern California, that the Company believes have strategic advantages and strong barriers to entry. The Company, which operates, qualifies, and intends to continue to qualify as a self-administered and self-managed real estate investment trust ("REIT") for federal and state income tax purposes, was incorporated in September 1996 and commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of Kilroy Industries, a California corporation ("KI"), and certain of its affiliated corporations, partnerships and trusts (collectively, the "Kilroy Group").

   As of December 31, 2000, the Company's portfolio of stabilized operating properties was comprised of 83 office buildings (the "Office Properties") and 78 industrial buildings (the "Industrial Properties," and together with the Office Properties, the "Properties") which encompassed an aggregate of approximately 6.6 million and 5.8 million rentable square feet, respectively. The Properties include 21 properties that the Company developed and then stabilized during 2000 and 1999 encompassing an aggregate of approximately 809,000 and 1.2 million rentable square feet, respectively. As of December 31, 2000, the Office Properties were approximately 96.2% leased to 302 tenants and the Industrial Properties were 97.8% leased to 220 tenants. All but ten of the Properties are located in Southern California.

   The Company's stabilized portfolio excludes projects currently under construction or in pre-development and "lease-up" properties. The Company defines "lease-up" properties as properties recently developed by the Company that have not yet reached 95% occupancy. The Company had one lease-up property at December 31, 2000, encompassing an aggregate of approximately 197,300 rentable square feet, which stabilized on January 15, 2001. As of December 31, 2000, the Company had 11 office properties under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 964,400 rentable square feet at a total estimated investment of approximately $232 million. In addition, as of December 31, 2000, the Company owned approximately 67 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.3 million rentable square feet of office space within the next three to four years. All of the Company's development projects and undeveloped land parcels are located in Southern California.

   The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the "Finance Partnership"). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2000, it owned an approximate 87.6% general partnership interest. The remaining 12.4% limited partnership interest in the Operating Partnership was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership, which owns 137 of the Company's 161 Properties. The remaining properties, other than six buildings which are owned by the Operating Partnership through KR-Carmel Partners and KR-Gateway Partners, (together, the "Development LLCs"), in which the Operating Partnership owned a 50% managing interest at December 31, 2000, are owned by the Finance Partnership. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest of the Finance Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, the Development LLCs and all wholly-owned subsidiaries and controlled entities.

   As of December 31, 2000 the Operating Partnership owned 100% of the non-voting preferred stock and a 95% economic interest in Kilroy Services, Inc. ("KSI"), an unconsolidated subsidiary of the Company. All of the voting interest was held by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. Prior to December 31, 2000, the operating results of the development services business conducted by KSI were accounted for under the equity method of accounting. On January 1, 2001, KSI was merged into a newly formed entity, Kilroy Services, LLC ("KSLLC"). In connection with the merger, the interests held by Messers Kilroy were liquidated and KSLLC became a wholly owned subsidiary of the Company. KSLLC will be consolidated for financial reporting purposes beginning January 1, 2001.

Current Year Highlights

   The Company continued to successfully attain its primary business objective of maximizing growth in Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, ("NAREIT") through accomplishing the following during the year ended December 31, 2000:

  . Execution of lease agreements on approximately 2.0 million rentable square feet of office and industrial space, including both renewals and turnovers, at average rental rates 23.7% above 1999 average rental rates on a basis consistent with generally accepted accounting principles ("GAAP").

  . Achievement of 96.9% average occupancy for the Company's stabilized portfolio for the year ended December 31, 2000. Occupancy was 97.0% at December 31, 2000.

  . Completion of nine office buildings encompassing approximately 1.0 million rentable square feet at a total estimated investment of $203 million. These properties were approximately 98% occupied at December 31, 2000.

  . Continued improvement of the quality of the Company's portfolio through reinvesting approximately $114 million of capital obtained from the sale of mature, non-strategic assets, into brand new, state-of-the-market assets that the Company is developing in attractive coastal submarkets in Southern California.

  . Acquisition of approximately 20 acres of undeveloped land and the initiation of actions to acquire an office complex containing approximately 366,000 rentable square feet. In January 2001, the Company completed the acquisition of this office complex and began the redevelopment of one of the buildings.

  . Execution of seven new secured and unsecured debt financings that provided the Company with approximately $239 million of additional future borrowing capacity. The Company's total debt as a percentage of total market capitalization was approximately 41.9% at December 31, 2000.

  . Execution of interest rate swap and interest rate cap agreements that resulted in approximately 82.1% of the Company's total debt being fixed or capped at December 31, 2000.

Business and Growth Strategies

   Growth Strategies. The Company believes that a number of factors will enable it to continue to achieve its objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, and Funds From Operations, as defined by NAREIT, as well as maximization of long-term stockholder value including: (i) the opportunity to lease available space at attractive rental rates because of high demand and frictional vacancy levels in the Southern California submarkets in which most of the properties are located; (ii) the quality and location of the Company's properties; (iii) the Company's existing substantial development pipeline as established over the past several years; (iv) the Company's access to development and leasing opportunities as a result of its extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given the Company's over 50-year presence in the Southern California market; and (v) the Company's ability to efficiently manage its assets as a low cost provider of commercial real estate due to its core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal, construction management and new development. Management believes that the Company is well positioned to capitalize on existing opportunities because of its extensive experience in its submarkets, its seasoned management team and its proven ability to develop, lease, acquire and efficiently manage office and industrial properties.

   Operating Strategies. The Company focuses on enhancing growth in net operating income and Funds From Operations from its properties by: (i) maintaining higher than average occupancy rates; (ii) maximizing cash flow from the properties through active leasing, early renewals, increasing contractual base rent to current market levels as leases expire and effective property management; (iii) structuring leases to maximize returns and internal growth and underwriting leases to manage portfolio credit risk; (iv) managing operating expenses through the efficient use of internal management, leasing, marketing, financing, accounting and construction management functions; (v) maintaining and developing long-term relationships with a diverse tenant group; (vi) managing the buildings in a way that offers the maximum degree of utility and operational efficiency to tenants; (vii) continuing to emphasize capital improvements to enhance the properties' competitive advantages in their respective markets and improve the efficiency of building systems; and
(viii) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals.

   Development Strategies. The Company and its predecessors have developed office and industrial properties, including high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. Over the past several years, the Company has established a substantial development pipeline in its two target market regions, Los Angeles and San Diego Counties. The Company's, in-process, committed and future development pipeline (including projects held through joint venture arrangements) can support future development of approximately an aggregate of
2.3 million rentable square feet of office space at a total budgeted cost of approximately $486 million within the next three to four years. The Company's strategy with respect to development is as follows: (i) reinvest capital from strategic dispositions of mature, non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return; (ii) maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control; (iii) continue to expand the Company's build-to-suit program where it develops properties committed to be leased by specific tenants since such strategy provides for lower risk development; (iv) pursue redevelopment opportunities in land constrained markets since such efforts achieve similar returns to new development with reduced entitlement risk and shorter construction periods; and (v) to be the premier low-cost provider of two four-story campus style office buildings in Southern California.

   During 2000 and 1999, the Company completed an aggregate of 19 buildings encompassing an aggregate of approximately 1.9 million rentable square feet at an aggregate cost of approximately $305 million. As of December 31, 2000, the Company had 11 office buildings under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 964,400 rentable square feet at a total estimated investment of approximately $232 million. The Company may engage in the additional development of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development. The Company's activities with third-party owners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop any of the properties or that it will have access to additional development opportunities.

   Financing Strategies. The Company's financing policies and objectives are determined by the Company's Board of Directors. The Company's goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock, including interests exchangeable therefor, plus total debt). This ratio may be increased or decreased without the consent of the Company's stockholders and the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. At December 31, 2000, total debt constituted approximately 41.9% of the total market capitalization of the Company. The Company's funding strategies are as follows: (i) maintain financial flexibility and the ability to access a variety of capital sources; (ii) maintain a staggered debt maturity schedule to limit risk exposure to any particular point in the capital and credit market cycles; (iii) complete financing deals in advance of the need for capital; and (iv) manage interest rate exposure.

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

Significant Tenants

   As of March 22, 2001, the Company's ten largest office tenants represented approximately 28.9% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2000 determined on a straight-line basis over the term of the related lease in accordance with GAAP, and its ten largest industrial tenants represented approximately 9.3% of total annual base rental revenues. Of this amount, its largest tenant, The Boeing Company, currently leases an aggregate of approximately 776,900 rentable square feet of office space under twelve separate leases, representing approximately 9.2% of the Company's total annual base rental revenues at December 31, 2000. The base periods for 14.9% of The Boeing Company leases expire over the next 18 months. The base periods for the remaining leases for The Boeing Company expire during the period from January 2004 through August 2005.

   The Company's five largest office tenants, based on annualized base rental revenues, include: The Boeing Company; Peregrine Systems, Inc.; Epson America, Inc.; Epicor Software Corporation; and Intuit, Inc. The Company's five largest industrial tenants, based on annualized base rental revenues, include:
Celestica California, Inc.; Qwest Communications Corporation; Mattel, Inc.; Abovenet Communications, Inc.; and OmniPak (d.b.a. Raven Industries); (See
Item 2: Properties--Tenant Information for further discussion on the Company's tenant base.)

Employees

   As of March 22, 2001, the Company, through the Operating Partnership and KSI employed 143 persons. The Company, the Operating Partnership and KSI believe that relations with their employees are good.

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

 Environmental Matters

   Costs related to government regulation and private litigation. Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances released on its properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. For instance, if asbestos-containing materials and other hazardous or toxic substances were found on the Company's properties, third parties might seek recovery from the Company for personal injuries associated with the existence of those substances. As of December 31, 2000, 30 of the Company's properties contained asbestos-containing materials. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

   Use of hazardous materials by some of our tenants. Some of the Company's tenants routinely handle hazardous substances and wastes on its properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 2000, less than 5% of the Company's tenants routinely handled hazardous substances and/or wastes on the Company's properties as part of their routine operations. These tenants were primarily involved in the light industrial and warehouse business and more specifically the light electronics assembly business. Management does not believe that these activities by its tenants will have any material adverse effect on the Company's operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company's properties.

   Existing conditions at some of our properties. Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the Company's properties. The Company generally obtains these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by tenants. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. The Company's site assessments revealed that 30 of its properties contain asbestos-containing materials and that historical operations at or near some of its properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. Prior owners of the affected properties conducted clean-up of contamination in the soils on the properties and management does not believe that further clean-up of the soils is required. None of the Company's site assessments revealed any other environmental liability that management believes would have a material adverse effect on the Company's business, assets, or results of operations. Management is not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at the Company's properties may be affected in the future by tenants, third parties, or the condition of land or operations near its properties (such as the presence of underground storage tanks). The Company cannot give assurance that the costs of future environmental compliance will not affect its ability to make distributions to stockholders.

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

Management believes that the Company's properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will adversely affect its ability to make distributions to its stockholders. The City of Los Angeles adopted regulations relating to the repair of welded steel moment frames located in certain areas damaged as a result of the January 17, 1994 Northridge earthquake in Southern California. Currently, these regulations apply to only one of the Company's properties representing approximately 78,000 rentable square feet. Management believes that this property complies with these regulations. Management does not know, however, whether other regulatory agencies will adopt similar regulations or whether the Company will acquire additional properties which may be subject to these or similar regulations. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of its properties comply in all material respects with the current regulations. However, if the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected.

Business Risks

   This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Exchange Act of 1934, as amended (the "1934 Act")) pertaining to, among other things, the Company's future results of operations, cash available for distribution, property acquisitions, lease renewals, increases in base rent, development activities, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors should be considered in addition to the other information contained herein in evaluating the Company and its business:

   Most of the Company's properties depend upon the Southern California economy. As of December 31, 2000, 89.7% of the aggregate square footage of the Company's stabilized portfolio and 92.2% of the Company's annualized base rent, excluding expense reimbursements and rental abatements, came from properties located in Southern California. The Company's ability to make expected distributions to stockholders depends on its ability to generate Funds From Operations in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company's control may decrease funds available for distribution and the value of the Company's properties. These events include: local oversupply or reduction in demand of office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing submarket demographics and property damage resulting from seismic activity. The geographical concentration of the Company's properties may expose it to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company's financial condition, results from operations and cash flows.

   Increasing utility costs and power outages in California may have an adverse effect on the Company's operating results. Uncertainties and problems associated with the deregulation of the electric industry in California have resulted in higher utility costs and intermittent service interruptions in some areas of the state.

However, approximately 75% (based on net rentable square footage) of the Company's current leases require tenants to pay utility costs directly; therefore, eliminating the Company's exposure. The remaining 25% of the Company's leases provide that the tenants reimburse the Company for utility costs in excess of a base year amount.

   Although the Company has not experienced any material trends or effects arising from this regional issue, it is possible that some of its tenants may not fulfill their lease obligations or reimburse the Company for their share of any significant utility increases. In addition it is possible that the Company may not be able to retain or replace its tenants if energy problems in California continue or worsen. As a result the Company's financial condition, results of operations, and cash flows may be adversely affected.

   The Company's debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations. Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its properties or to pay distributions necessary to maintain its REIT qualification. The Company's level of debt and the limitations imposed by its debt agreements may have important consequences on the Company, including the following: cash flow may be insufficient to meet required principal and interest payments; the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; the Company may be forced to dispose of one or more of its properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; the Company's default under one mortgage loan with cross default provisions could result in a default on other indebtedness; and the Company may be unable to complete its development plans or pursue other development opportunities. If one or more of these events were to occur, the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company's ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended. As of December 31, 2000, the Company had approximately $724 million aggregate principal amount of indebtedness, $5.7 million of which is due prior to December 31, 2001. The Company's total debt represented 41.9% of its total market capitalization at December 31, 2000.

   The Company faces significant competition which may decrease the occupancy and rental rates of its properties. The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which have higher vacancy rates. Substantially all of the Company's properties are located in areas with similar properties as its competitors. For instance, the occupancy rate for the Company's Long Beach Airport office property portfolio at December 31, 2000 was 94.1%, in comparison to 90.9%, for the Long Beach Airport office submarket in total. The Company believes that its lower vacancy rates means that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company's competitors have an incentive to decrease rental rates until their available space is leased. If the Company's competitors offer space at rental rates below current market rates, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company's financial condition, results of operations and cash flows may be adversely affected.

   Potential losses may not be covered by insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of the Company's policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductions which management believes are commercially reasonable. As of December 31, 2000, 80 of the Office Properties aggregating 6.1 million square feet (representing approximately 49.0% of the Company's stabilized portfolio based on aggregate square footage and approximately 70.4% based on annualized base rent) were located in areas known to be subject to earthquakes. As of December 31, 2000, 74 of the Company's Industrial Properties aggregating 5.4 million square feet (representing approximately 43.4% of the Company's stabilized portfolio based on aggregate square footage and approximately 23.5% based on annualized base rent) were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future revenue from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were unrepairable.

   The Company may be unable to successfully complete and operate developed properties. There are several risks associated with property development. The Company may be unable to obtain construction financing on favorable terms or may be unable to obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans. In addition, the Company may not complete development projects on schedule or within budgeted amounts; the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations; the Company may expend funds on and devote management's time to projects which the Company may not complete. Also, the Company may lease the developed properties at below expected rental rates. For example, during the fourth quarter of 1998, the Company withdrew its participation from a master planned commercial development prior to the commencement of construction. Also, during the third quarter of 2000, the Company delayed commencement of construction on one of its projects by four months. The project was an assemblage in an urban infill location that required the relocation of some existing businesses. The Company encountered delays when one of the existing tenants experienced difficulty in relocating as a result of the high leasing demand and tight supply constraints in that sub-market.

   If one or more of these events were to occur in connection with projects currently under development, the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders could be adversely affected. While the Company primarily develops office and industrial properties in Southern California markets, it may in the future develop properties for retail or other use and expand its business to other geographic regions where it expects the development of property to result in favorable risk-adjusted returns on its investment. Presently, the Company does not possess the same level of familiarity with development of other property types or outside markets which could adversely affect its ability to develop properties or to achieve expected performance.

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

   The Company could default on leases for land on which some of its properties are located. The Company owns ten office buildings located on various parcels, each of which the Company leases on a long-term basis. If the Company defaults under the terms of any particular lease, it may lose the property subject to the lease. The Company may not be able to renegotiate a new lease on favorable terms, if at all, upon expiration of the lease and all of its options. The loss of these properties or an increase of rental expense would have an adverse effect on the Company's financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to stockholders. The Company has approximately
1.3 million aggregate rentable square feet of rental space located on these leased parcels at December 31, 2000. The leases for the land under the SeaTac Office Center, including renewal options, expire in 2062. The lease for the land under 9455 Towne Center in San Diego expires in October 2043. The primary lease for the land under 12312 West Olympic Boulevard in Santa Monica expires in January 2065 with a smaller secondary lease expiring in September 2011. The leases for the land under the Kilroy Airport Center, Long Beach expire in 2035. Subsequent to December 31, 2000, the Company acquired the fee interest in the land at 9455 Towne Center Drive in San Diego, California and the ground lease was terminated.

   The Company depends on significant tenants. As of March 22, 2001, the Company's ten largest office tenants represented approximately 28.9% of total annualized base rent at December 31, 2000 and its ten largest industrial tenants represented approximately 9.3% of total annualized base rent at December 31, 2000. Of this amount, its largest tenant, The Boeing Company, currently leases approximately 776,900 rentable square feet of office space, representing approximately 9.2% of the Company's total annual base rental revenues. See further discussion on the composition of the Company's tenants by industry at "Item 2--Properties." The Company's revenue and cash available for distribution to stockholders would be disproportionately and materially adversely affected if any of its significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or on terms less favorable to the Company than their current terms.

   Downturns in tenants' businesses may reduce the Company's cash flow. As of December 31, 2000, the Company derived approximately 96.6% of its revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company's properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. On the other hand, the bankruptcy court might authorize the tenant to reject and terminate its lease. The Company's claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, the Company's claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect the Company's cash flow and its ability to make distributions to stockholders. Although the Company has not experienced material losses from tenant bankruptcies, the Company may experience losses as a result of tenants filing for bankruptcy protection in the future.

   Subsequent to December 31, 2000, one of the Company's tenants, eToys, Inc. ("eToys"), defaulted under its lease with the Company covering 151,000 rentable square feet of office space. In connection with the execution of the lease, eToys had provided the Company with $15.0 million in letters of credit, which were established pursuant to the lease to provide credit support to eToys lease obligations. In January 2001, the Company exercised its rights under the lease and the letters of credit and drew down $15.0 million. Subsequent to the Company drawing the $15.0 million, eToys filed for protection under Chapter 11 of the federal bankruptcy laws. As discussed in the preceding paragraph, the Company may experience losses in connection with the bankruptcy of eToys, including losses resulting from costs, delays and rental rate decreases the Company may experience in its ability to release the space, and any losses resulting from the bankruptcy could be material to the Company's consolidated results from operations.

   The Company may be unable to renew leases or re-let space as leases expire. As of December 31, 2000, leases representing approximately 14.2% and 6.1% of the square footage of the Company's properties will expire in 2001 and 2002, respectively. Above market rental rates on some of the Company's properties may force it to renew or re-lease some expiring leases at lower rates. While the Company believes that the average rental rates for most of its properties are below currently quoted market rates in each of its submarkets, the Company cannot give any assurance that leases will be renewed or that its properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for the Company's properties decrease, existing tenants do not renew their leases, or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to pay distributions to its stockholders would be adversely affected.

   Real estate assets are illiquid and the Company may not be able to sell its properties when it desires. The Company's investments in its properties are relatively illiquid which limits the Company's ability to sell its properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended, generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could effect the Company's ability to sell properties. These restrictions on the Company' ability to sell its properties could have an adverse effect on its financial position, results from operations, cash flow, quoted per share trading price of its common stock and ability to repay indebtedness and to pay distributions to stockholders.

   Common limited partners of the Operating Partnership have limited approval rights which may prevent the Company from completing a change of control transaction which may be in the best interests of stockholders. The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a "termination transaction" which requires the approval of 60% of the common limited partnership unitholders, which include the Company because of its percentage holding of the common limited partnership units it holds in its capacity as general partner. The right of common limited partners to vote on these transactions could limit the Company's ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

   Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed. For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership or sell the property located at 2260 East Imperial Highway at Kilroy Airport Center in El Segundo prior to January 31, 2004. As of December 31, 2000, limited partners owned approximately 12.4% of the outstanding interests in the Operating Partnership. In addition, the Company may not sell 11 of its properties prior to October 31, 2002 without the consent of the limited partners that contributed the properties to the Operating Partnership, except in connection with the sale or transfer of all or substantially all of its assets or those of the Operating Partnership or in connection with a transaction which does not cause the limited partners that contributed the property to recognize taxable income. In addition, the Operating Partnership agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent the Company from completing a transaction which may be in the best interest of its stockholders.

 The Company's Chairman of the Board of Directors and its President and Chief Executive Officer each have potential conflicts of interest with the Company.

   The Company's Chairman of the Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company's affairs. John B. Kilroy, Sr. and John B. Kilroy, Jr., the Company's Chairman of the Board of Directors and President and Chief Executive Officer, respectively, together hold two of the six seats on the Company's Board of Directors. They also beneficially own common limited partnership units exchangeable for an aggregate of 1,795,572 shares of the Company's common stock and currently vested options to purchase an aggregate of 433,334 shares of common stock, representing a total of approximately 8.4% of the total outstanding shares of common stock as of December 31, 2000. Pursuant to the Company's charter no other stockholder may own, actually or constructively, more than 7.0% of the Company's common stock. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B., Kilroy, Jr., members of their families and some affiliated entities. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest of the Company's stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company's stockholders for approval.

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

   The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company's REIT status and if it believes that the waiver would be in the Company's best interests. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the outstanding common stock.

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

   The Company has a stockholders' rights plan. In October 1998, the Company's Board of Directors adopted a stockholders' rights plan and declared a distribution of one preferred share purchase right for each outstanding share of common stock. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire the Company on terms that the Company's Board of Directors does not approve. The Company may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of its common stock. Therefore, the rights should not interfere with any merger or business combination approved by the Company's Board of Directors.

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

   Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 95% of its net taxable income (90% beginning January 1, 2001), excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the

Company's investors or the Company's ability to qualify as a REIT for tax purposes. Although management believes that the Company is organized and operates in a manner so as to qualify as a REIT, no assurance can be given that the Company has been or will continue to be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT for tax purposes.

   To maintain its REIT status, the Company may be forced to borrow funds on a short-term basis during unfavorable market conditions. To qualify as a REIT, the Company generally must distribute to its stockholders at least 95% (90% beginning January 1, 2001) of its net taxable income each year, excluding capital gains, and the Company is subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. In order to maintain its REIT status, the Company may need to borrow funds on a short term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

   The Company's growth depends on external sources of capital which are outside of the Company's control. The Company is required under the Internal Revenue Code to distribute at least 95% of its taxable income (90% beginning January 1, 2001), determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, it may not be able to fund future capital needs, including any necessary development financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund the Company's capital needs. The Company may not be able to obtain the financing on favorable terms or at all. Any additional debt the Company incurs will increase its leverage. Access to third-party sources of capital depends, in part, on: general market conditions; the market's perception of the Company's growth potential; the Company's current and expected future earnings; the Company's cash distributions; and the market price per share of the Company's common stock. If the Company cannot obtain capital from third-party sources, it may not be able to acquire properties when strategic opportunities exist or make the cash distributions to stockholders necessary to maintain its qualification as a REIT.

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

   As of December 31, 2000, 26,475,470 shares of the Company's common stock were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 3,748,545 shares issuable upon the exchange, at the Company's option, of common units issued in connection with the formation of the Operating Partnership and in connection with property acquisitions; 2,704,930 shares issuable under the Company's 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company's Dividend Reinvestment and Direct Stock Purchase Plan. Of the 26,475,470 shares of common stock presently outstanding, all but 195,000 shares may be freely traded in the public market by persons other than the Company's affiliates. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

ITEM 2. PROPERTIES

General

   As of December 31, 2000, the Company's portfolio of stabilized operating properties was comprised of 83 Office Properties and 78 Industrial Properties which encompassed an aggregate of approximately 6.6 million and 5.8 million rentable square feet, respectively. The Properties include 21 properties that the Company developed and then stabilized during 2000 and 1999 encompassing an aggregate of approximately 809,000 and 1.2 million rentable square feet, respectively. As of December 31, 2000, the Office Properties were approximately 96.2% leased to 302 tenants and the Industrial Properties were 97.8% leased to 220 tenants. All but ten of the Properties are located in Southern California.

   The Company's stabilized portfolio excludes projects currently under construction or in pre-development and "lease-up" properties. The Company defines "lease-up" properties as properties recently developed by the Company that have not yet reached 95% occupancy. The Company had one lease-up property at December 31, 2000, encompassing an aggregate of 197,300 rentable square feet, which stabilized on January 15, 2001. As of December 31, 2000, the Company had 11 office properties under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 964,400 rentable square feet at a total estimated investment of approximately $232 million. All of the Company's development projects are located in Southern California.

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

   The Company believes that all of its properties are well maintained and, based on engineering reports obtained within the last five years, do not require significant capital improvements. As of December 31, 2000, the Company managed all of its 83 Office Properties and 76 of its 78 Industrial Properties through internal property managers.

The Office and Industrial Properties

   The following table sets forth certain information relating to each of the Office and Industrial Properties owned as of December 31, 2000. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties, except for the six office buildings located at 3579 Valley Center Drive, 5005/5010 Wateridge Vista Drive and 4955 Directors Place in which the Company owns a 50% interest through the Development LLCs, and the six office buildings located at Kilroy Airport Center, Long Beach, three office buildings located at the SeaTac Office Center, and one office building located at 9455 Towne Center Drive in San Diego, California, each of which are held subject to leases for the land on which the properties are located expiring in 2035, 2062, and 2043 (assuming the exercise of the Company's options to extend such leases), respectively. Subsequent to December 31, 2000, the Company acquired the fee interest in the land at 9455 Towne Center Drive in San Diego, California and the ground lease was terminated.

                                                                                      Average
                                                    Net     Percentage  Annual Base  Base Rent
                           No. of   Year Built/  Rentable    Leased at     Rent     Per Sq. Ft.
Property Location         Buildings  Renovated  Square Feet 12/31/00(1) ($000's)(2)   ($)(3)
-----------------         --------- ----------- ----------- ----------- ----------- -----------
Office Properties:
Los Angeles County
26541 Agoura Road
 Calabasas,
 California(7)..........       1          1988      90,878     100.0%    $  1,955     $21.51
5151-5155 Camino Ruiz
 Camarillo,
 California(7)(4).......       4          1982     276,216     100.0%       2,705       9.79
4880 Santa Rosa Road
 Camarillo,
 California(7)..........       1          1998      41,131     100.0%         720      17.51
Kilroy Airport Center,
 El Segundo
 2250 E. Imperial
 Highway(5).............       1          1983     291,187      96.0%       5,163      17.73
 2260 E. Imperial
  Highway(6)............       1          1983     291,187     100.0%       7,448      25.58
 2240 E. Imperial
  Highway(8)............       1          1983     118,933     100.0%       1,877      15.78
 El Segundo, California
185 S. Douglas Street
 El Segundo,
 California(7)..........       1          1978      60,000     100.0%       1,523      25.38
525 N. Brand Blvd.
 Glendale, California...       1          1990      43,647     100.0%       1,255      28.74
Kilroy Airport Center,
 Long Beach
 3900 Kilroy Airport
 Way....................       1          1987     126,840      97.3%       2,805      22.12
 3880 Kilroy Airport
  Way...................       1          1987      98,243     100.0%       1,326      13.49
 3760 Kilroy Airport
  Way...................       1          1989     165,279      80.0%       3,231      19.55
 3780 Kilroy Airport
  Way...................       1          1989     219,743      96.4%       5,691      25.90
 3750 Kilroy Airport
  Way...................       1          1989      10,592     100.0%         147      13.85
 3840 Kilroy Airport
  Way...................       1          1999     136,026     100.0%       3,520      25.87
 Long Beach, California
12312 W. Olympic Blvd.
 Los Angeles,
  California(7).........       1     1950/1998      78,000     100.0%       1,613      20.68
2100 Colorado Avenue
 Santa Monica,
 California(7)..........       3          1992      94,844     100.0%       2,891      30.48
1633 26th Street
 Santa Monica,
 California(7)..........       1     1972/1997      43,800     100.0%         845      19.30
3130 Wilshire Blvd.
 Santa Monica,
  California............       1     1969/1998      88,338      97.9%       2,200      24.91
501 Santa Monica Blvd.
 Santa Monica,
  California............       1          1974      70,089      96.3%       1,774      25.30
2829 Townsgate Road
 Thousand Oaks,
 California.............       1          1990      81,158     100.0%       2,029      25.01
23600-23610 Telo Avenue
 Torrance,
 California(9)..........       2          1984      79,967      87.2%         887      11.09
24025 Park Sorrento
 Calabasas, California..       1          2000     102,264      96.8%       2,920      28.55
12200 W. Olympic Blvd.
 Los Angeles,
  California(7).........       1          2000     151,000     100.0%       5,033      33.33
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 Los Angeles County.....      29                 2,759,362      97.3%      59,558      21.58
                             ---                ----------               --------

                                                                                      Average
                                                    Net     Percentage  Annual Base  Base Rent
                           No. of   Year Built/  Rentable    Leased at     Rent     Per Sq. Ft.
Property Location         Buildings  Renovated  Square Feet 12/31/00(1) ($000's)(2)   ($)(3)
-----------------         --------- ----------- ----------- ----------- ----------- -----------

Orange County
La Palma Business Center
 4175 E. La Palma Avenue
 Anaheim, California....       1          1985      42,790      96.6%    $    782     $18.28
8101 Kaiser Blvd.
 Anaheim, California....       1          1988      60,177     100.0%       1,313      21.81
Anaheim Corporate Center
 Anaheim,
 California(10).........       4          1985     158,785      97.1%       2,071      13.04
1240 & 1250 Lakeview
 Avenue
 Anaheim, California....       2          1987      78,903      96.0%         987      12.51
601 Valencia Avenue,
 Brea, California(7)....       1          1982      60,891     100.0%         801      13.15
111 Pacifica
 Irvine, California.....       1          1991      67,381      61.0%       1,070      15.88
9451 Toledo Way
 Irvine, California(7)..       1          1984      27,200     100.0%         442      16.25
2501 Pullman/1700 E.
 Carnegie
 Santa Ana, California..       2     1969/1988     129,766       --           --         --
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 Orange County..........      13                   625,893      73.6%       7,466      11.93
                             ---                ----------               --------

San Diego County
5770 Armada Drive
 Carlsbad,
 California(7)..........       1          1998      81,712     100.0%       1,077      13.17
2231 Rutherford
 Carlsbad, California...       1          1998      39,000     100.0%         598      15.32
6215/6220 Greenwich
 Drive
 San Diego,
 California(11).........       2          1996     212,214     100.0%       3,353      15.80
6055 Lusk Avenue
 San Diego,
 California(7)..........       1          1997      93,000     100.0%       1,149      12.35
6260 Sequence Drive
 San Diego,
 California(7)..........       1          1997     130,000     100.0%       1,199       9.22
6290 Sequence Drive
 San Diego,
 California(7)..........       2          1997     152,415     100.0%       2,084      13.68
6340 & 6350 Sequence
 Drive
 San Diego,
 California(7)..........       2          1998     199,000     100.0%       2,952      14.83
15378 Avenue of Science
 San Diego,
 California(7)..........       1          1984      68,910     100.0%         625       9.06
Pacific Corporate Center
 San Diego,
 California(12).........       7          1995     411,339     100.0%       5,407      13.14
3990 Ruffin Road
 San Diego, California..       1          1998      45,634     100.0%         665      14.57
9455 Towne Center Drive
 San Diego,
 California(7)..........       1          1998      45,195     100.0%         610      13.50
12225-12235 El Camino
 Real
 San Diego,
 California(13).........       2          1998     115,513     100.0%       2,251      19.49
4690 Executive Drive
 San Diego,
 California(7)..........       1          1999      50,929     100.0%         957      18.80
12348 High Bluff Drive
 San Diego,
 California(14).........       1          1999      40,274     100.0%       1,175      29.19
9785/9791 Towne Center
 Drive
 San Diego,
 California(7)..........       2          1999     126,000     100.0%       2,250      17.86
5005/5010 Wateridge
 Vista Drive
 San Diego,
 California(7)..........       2          1999     172,778     100.0%       3,351      19.40
3579 Valley Center Drive
 San Diego,
 California(14).........       3          1999     294,122     100.0%       9,240      31.42
Carmel Mountain
 Technology Center
 San Diego, California..       2          2000     103,000     100.0%       2,782      27.01
4955 Directors Place
 San Diego,
 California(7)..........       1          2000      76,246     100.0%       2,652      34.78
12390 El Camino Real
 San Diego,
 California(7)..........       1          2000      72,332     100.0%       1,596      22.07
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 San Diego County.......      35                 2,529,613     100.0%      45,973      18.17
                             ---                ----------               --------

                                                                                      Average
                                                    Net     Percentage  Annual Base  Base Rent
                           No. of   Year Built/  Rentable    Leased at     Rent     Per Sq. Ft.
Property Location         Buildings  Renovated  Square Feet 12/31/00(1) ($000's)(2)   ($)(3)
-----------------         --------- ----------- ----------- ----------- ----------- -----------

Other
4351 Latham Avenue
 Riverside, California..       1          1990      21,357     100.0%    $    369     $17.30
4361 Latham Avenue
 Riverside,
 California(15).........       1          1992      30,581      92.9%         540      17.67
3750 University Avenue
 Riverside, California..       1          1982     124,986      91.3%       2,603      20.83
SeaTac Office Center
 18000 Pacific Highway..       1          1974     209,978     100.0%       3,359      16.00
 17930 Pacific Highway..       1     1980/1997     211,213     100.0%       2,172      10.28
 17900 Pacific Highway..       1          1980     111,460     100.0%       2,088      18.73
                             ---                ----------               --------
 Seattle, Washington
Subtotal/Weighted
 Average--
 Other..................       6                   709,575      98.2%      11,131      15.69
                             ---                ----------               --------
TOTAL/WEIGHTED AVERAGE
 OFFICE PROPERTIES......      83                 6,624,443      96.2%    $124,128     $18.74
                             ---                ----------               --------
Industrial Properties:
Los Angeles County
Walnut Park Business
 Center
 Diamond Bar,
 California.............       3          1987     165,420      99.5%       1,318       7.97
2031 E. Mariposa Avenue
 El Segundo,
 California.............       1          1954     192,053     100.0%       2,023      10.53
2260 E. El Segundo Blvd.
 El Segundo,
  California............       1          1979     113,820     100.0%       1,467      12.89
2265 E. El Segundo Blvd.
 El Segundo,
  California............       1          1978      76,570     100.0%         556       7.27
2270 E. El Segundo Blvd.
 El Segundo,
  California............       1          1975       6,362     100.0%          88      13.80
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 Los Angeles County.....       7                   554,225      99.8%       5,452       9.84
                             ---                ----------               --------

Orange County
3340 E. La Palma Avenue
 Anaheim, California....       1          1966     153,320      40.8%         410       2.68
1000 E. Ball Road
 Anaheim, California....       1          1956     100,000     100.0%         639       6.39
1230 S. Lewis Road
 Anaheim, California....       1          1982      57,730     100.0%         313       5.43
4155 E. La Palma Avenue
 Anaheim,
 California(16).........       1          1985      74,618     100.0%         764      10.24
4123 E. La Palma Avenue
 Anaheim,
 California(16).........       1          1985      69,472     100.0%         518       7.46
5325 East Hunter Avenue
 Anaheim, California....       1          1983     109,449     100.0%         609       5.57
3130-3150 Miraloma
 Anaheim, California....       1          1970     144,000     100.0%         687       4.77
3125 E. Coronado Street
 Anaheim, California....       1          1970     144,000     100.0%         879       6.10
5115 E. La Palma Avenue
 Anaheim, California....       1     1967/1998     286,139     100.0%       1,453       5.08
1250 N. Tustin Avenue
 Anaheim, California....       1          1984      84,185     100.0%         754       8.95
Anaheim Tech Center
 Anaheim, California....       5          1999     593,992     100.0%       3,844       6.47
3250 East Carpenter
 Anaheim, California....       1          1998      41,225     100.0%         271       6.57
Brea Industrial Complex
 Brea, California(17)...       7          1981     276,278      97.8%       1,762       6.38
Brea Industrial--Lambert
 Road
 Brea, California(16)...       2          1999     178,811     100.0%       1,264       7.07
1675 MacArthur
 Costa Mesa,
 California.............       1          1986      50,842     100.0%         515      10.13

                                                                                      Average
                                                    Net     Percentage  Annual Base  Base Rent
                           No. of   Year Built/  Rentable    Leased at     Rent     Per Sq. Ft.
Property Location         Buildings  Renovated  Square Feet 12/31/00(1) ($000's)(2)   ($)(3)
-----------------         --------- ----------- ----------- ----------- ----------- -----------

892/909 Towne Center
 Drive
 Foothill Ranch,
 California.............       1          1998     303,533     100.0%    $  2,499     $ 8.23
12681/12691 Pala Drive
 Garden Grove,
 California.............       1          1970      84,700     100.0%         582       6.87
Garden Grove Industrial
 Complex
 Garden Grove,
 California(18).........       6          1971     275,971     100.0%       1,706       6.18
12752-12822 Monarch
 Street
 Garden Grove,
 California.............       1          1970     277,037     100.0%       1,068       3.85
7421 Orangewood Avenue
 Garden Grove,
 California.............       1          1981      82,602     100.0%         575       6.96
12400 Industry Street
 Garden Grove,
 California.............       1          1972      64,200     100.0%         370       5.76
17150 Von Karman
 Irvine, California.....       1          1977     157,458     100.0%       1,087       6.90
184-220 Technology Drive
 Irvine, California.....      10          1990     157,499      92.4%       1,864      11.84
9401 Toledo Way
 Irvine, California.....       1          1984     244,800     100.0%       2,417       9.87
2055 S.E. Main Street
 Irvine,
 California(19).........       1          1973      47,583     100.0%         373       7.83
13645-13885 Alton
 Parkway
 Irvine,
 California(20).........       9          1989     143,117      88.2%       1,139       7.95
1951 E. Carnegie
 Santa Ana, California..       1          1981     100,000     100.0%         802       8.02
14831 Franklin Avenue
 Tustin,
 California(19).........       1          1978      36,256     100.0%         250       6.91
2911 Dow Avenue
 Tustin, California.....       1          1998      54,720     100.0%         361       6.60
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 Orange County..........      62                 4,393,537      97.1%      29,775       6.78
                             ---                ----------               --------
San Diego County
6828 Nancy Ridge Drive
 San Diego, California..       1          1982      39,669     100.0%         385       9.70
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 San Diego County.......       1                    39,669     100.0%         385       9.70
                             ---                ----------               --------


Other
41093 County Center
 Drive
 Temecula, California...       1          1997      77,582     100.0%         546       7.04
1840 Aerojet Way
 Las Vegas, Nevada......       1          1993     102,948     100.0%         505       4.91
1900 Aerojet Way
 Las Vegas, Nevada......       1          1995     106,717     100.0%         514       4.82
795 Trademark Drive
 Reno, Nevada...........       1          1998      75,257     100.0%         809      10.75
5115 N. 27th Avenue
 Phoenix, Arizona(21)...       1          1962     130,877     100.0%         649       4.96
199/201 North Sunrise
 Avenue
 Roseville,
 California(22)(23).....       2          1981     162,203     100.0%       1,618       9.97
3735 Imperial Highway
 Stockton, California...       1          1996     164,540     100.0%       1,180       7.17
                             ---                ----------               --------
Subtotal/Weighted
 Average--
 Other..................       8                   820,124     100.0%       5,821       7.10
                             ---                ----------               --------
TOTAL/WEIGHTED AVERAGE
 INDUSTRIAL PROPERTIES..      78                 5,807,555      97.8%    $ 41,433     $ 7.13
                             ---                ----------     -----     --------
TOTAL/WEIGHTED AVERAGE
 ALL PROPERTIES.........     161                12,431,998      97.0%    $165,561     $13.32
                             ===                ==========     =====     ========

                                                        (footnotes on next page)

--------
(1) Based on all leases at the respective properties in effect as of December 31, 2000.

(2) Calculated as base rent for the year ended December 31, 2000, determined in accordance with generally accepted accounting principles ("GAAP"), and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant's proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3) Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2000.

(4) The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985.

(5) For this property, leases with The Boeing Company for approximately 96,000 rentable square feet and SDRC Software Products Marketing Division, Inc. for approximately 6,800 rentable square feet are written on a full service gross basis, except that there is no Expense Stop.

(6) For this property, the lease with The Boeing Company is written on a modified full service gross basis under which The Boeing Company pays for all utilities and other internal maintenance costs with respect to the leased space and, in addition, pays its pro rata share of real estate taxes, insurance, and certain other expenses including common area expenses.

(7) For this property, the lease is written on a triple net basis.

(8) For this property, leases with The Boeing Company for approximately 103,000 rentable square feet are written on a full service gross basis, except that there is no Expense Stop.

(9) For this property, a lease for approximately 41,000 rentable square feet is written on a modified gross basis, with the tenant paying its share of taxes and insurance above base year amounts. The leases for the remaining 23,000 rentable square feet are written on a full service gross basis.

(10) For this property, leases for approximately 70,500 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement, leases for approximately 48,500 rentable square feet are written on a modified full service gross basis, and leases for approximately 21,000 rentable square feet are written on a triple net basis.

(11) This property includes an expansion building with 71,000 rentable square feet developed by the Company in 2000.

(12) The leases for this property are written on a modified net basis, with the tenants responsible for their pro-rata share of common area expenses and real estate taxes.

(13) For this property, a lease for 60,840 rentable square feet is written on a triple net basis.

(14) For this property, the leases are written on a modified full service gross basis, with the tenants responsible for paying utilities directly.

(15) For this property, a lease for 15,728 rentable square feet is written on a triple net basis, and leases for 15,114 rentable square feet are written on a modified full service gross basis.

(16) The leases for these industrial properties are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

(17) The seven properties at the Brea Industrial Complex were built between 1981 and 1988.

(18) The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985.

(19) For this property, the lease is written on a full service gross basis.

(20) For this property, leases for approximately 53,000 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement, leases for approximately 53,000 rentable square feet are written on a modified triple net basis with the tenants responsible for estimated allocated common area expenses.

(21) This industrial property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

(22) For this property, leases for approximately 115,500 rentable square feet are written on a triple net basis and, leases for approximately 46,500 rentable square feet are written on a full service basis, with the tenants paying no expense reimbursement.

(23) This two-building property was managed by third-party property managers at December 31, 2000.

Development Projects

   The following table sets forth certain information relating to each of the development projects that the Company had under construction at December 31, 2000. The table also sets forth projects committed for future development at December 31, 2000. The Company owns a 100% interest in all of the development projects other than Peregrine Systems Corporate Center--Building 3 and Sorrento Gateway--Lot 4 in which the Company owns a 50% managing interest through one of the Development LLCs. The Company had one lease-up property at December 31, 2000, encompassing an aggregate of approximately 197,300 rentable square feet, which stabilized on January 15, 2001. The remaining eight development properties completed by the Company during 2000, encompassing an aggregate of approximately 809,000 rentable square feet, were stabilized at December 31, 2000. All of the development projects under construction and committed for development at December 31, 2000 were office projects.

                                                                      Percentage
                                                          Projected   Leased or
                             Estimated         Total     Square Feet under LOI at
                           Stabilization     Estimated      upon     December 31,
 Project Name/Submarket       Date(1)      Investment(2) Completion    2000(3)
 ----------------------   ---------------- ------------- ----------- ------------
                                              (in thousands)
Development Projects
 Under Construction:
Calabasas Park Centre--
 Phase II/Calabasas,
 CA.....................  1st Quarter 2002   $ 19,656       98,706        67%
Calabasas Park Centre--
 Phase III/Calabasas,
 CA.....................  1st Quarter 2002      2,381       11,744         0%
Innovation Corporate
 Center--Lot 8/San
 Diego, CA..............  2nd Quarter 2002      8,358       48,833        50%
Innovation Corporate
 Center--Lot 12/San
 Diego, CA..............  2nd Quarter 2002     11,510       70,617         0%
Pacific Technology
 Center/San Diego, CA...  2nd Quarter 2001     12,001       67,995       100%
Peregrine Systems
 Corporate Ctr--Bldg.
 3(4)/ Del Mar, CA......  2nd Quarter 2002     27,209      129,752       100%
Sorrento Rim Business
 Park II/San Diego, CA..  2nd Quarter 2001     25,055      102,875       100%
Westside Media Center--
 Phase III/West LA, CA..  1st Quarter 2003     53,457      151,000         0%
                                             --------      -------
  Total Development
   Projects Under
   Construction.........                      159,627      681,522        57%
                                             --------      -------
Committed Development:
Brobeck, Phleger &
 Harrison Expansion/Del
 Mar, CA................  2nd Quarter 2002     22,880       89,168       100%
Imperial &
 Sepulveda(5)/El
 Segundo, CA............  4th Quarter 2002     34,397      133,678         0%
Sorrento Gateway--Lot
 4(4)/San Diego, CA.....  1st Quarter 2002     15,485       60,060       100%
                                             --------      -------
  Total Committed
   Development..........                       72,762      282,906        53%
                                             --------      -------

  Total In-Process and
   Committed Development
   Projects.............                     $232,389      964,428        56%
                                             ========      =======

--------
(1) Based on management's estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2) Represents total projected development costs at December 31, 2000.

(3) Represents executed leases and signed letters of intent to lease calculated on a square footage basis at December 31, 2000.

(4) Project is being developed by a Development LLC in which the Company holds a 50% managing interest. The estimated investment figure includes the capital required to purchase the remaining 50% interest in the project.

(5) The Company owned a 25% tenancy-in-common interest in this project at December 31, 2000 and acquired the remaining 75% tenancy-in-common interest on January 9, 2001.

Tenant Information

   The following table sets forth information as to the Company's ten largest office and industrial tenants as of March 22, 2001 based upon annualized rental revenues for the year ended December 31, 2000.

                                         Percentage
                                          of Total
                           Annual Base      Base                          Lease
                              Rental       Rental   Initial Lease      Expiration
        Tenant Name        Revenues(1)    Revenues     Date(2)            Date
        -----------       -------------- ---------- --------------    -------------
                          (in thousands)
Office Properties(3):
The Boeing Company......     $15,693         9.2%      August 1984          Various(4)
Peregrine Systems,
 Inc. ..................       9,193         5.4      October 1999          Various(5)
Epson America, Inc......       4,239         2.5      October 1999          Various(6)
Epicor Software
 Corporation............       3,351         2.0    September 1999      August 2009
Intuit, Inc. ...........       3,128         1.8     November 1997       April 2007
Unisys Corporation......       2,797         1.6        March 1997       April 2001
Sony Music
 Entertainment, Inc. ...       2,796         1.6         June 1997    December 2008
SCAN Health Plan........       3,186         1.9     February 1996    February 2009
Diversa Corporation.....       2,652         1.6     November 2000    November 2015
Northwest Airlines,
 Inc. ..................       2,289         1.3           Various(7)       Various(7)
                             -------        ----
  Total Office
   Properties...........     $49,324        28.9%
                             =======        ====
Industrial Properties:
Celestica California,
 Inc. ..................     $ 2,576         1.5%         May 1998         May 2008
Qwest Communications
 Corporation............       2,416         1.4     November 2000     October 2015
Mattel, Inc. ...........       2,023         1.2          May 1990     October 2005
AboveNet Communications,
 Inc. ..................       1,494         0.9        March 2000      August 2015
OmniPak.................       1,453         0.9       August 1998        July 2008
Targus, Inc. ...........       1,451         0.9     December 1998          Various(8)
Kraft Foods, Inc. ......       1,173         0.7     February 1996    February 2006
Packard Hughes
 Interconnect...........       1,087         0.6      January 1996     January 2001
Southern Plastic Mold,
 Inc. ..................       1,057         0.6    September 1997          Various(9)
Extron Electronics......         953         0.6     February 1995          Various(10)
                             -------        ----
  Total Industrial
   Properties...........     $15,683         9.3%
                             =======        ====

--------
 (1) Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

 (2) Represents date of first relationship between tenant and the Company or the Company's predecessor, the Kilroy Group.

 (3) Subsequent to December 31, 2000, one of the Company's tenants, eToys, Inc. ("eToys"), defaulted on its lease and declared bankruptcy. In January 2001, the Company drew $15.0 million under letters of credit that the Company held as credit support under the terms of the lease. The eToys lease for 151,000 rentable square feet would have represented approximately $5.6 million or 3.3% of the Company's annual base rental revenues at December 31, 2000 had eToys not defaulted on their lease subsequent to year end.

 (4) Boeing Commercial Airplane Group lease at Sea Tac Office Center expires in December 2004. The Boeing Company leases at Kilroy Airport Center Long Beach of 49,988, 43,636, 6,814, 26,620, 24,536, 11,100, 8,404 and
      15,547 net rentable square feet expire January 2002, August 2005, January 2001, December 2001 (26,620 and 24,536), June 2005, August 2005,
      and September 2005, respectively. Boeing Satellite Systems, Inc. leases of 286,151 and 100,978 net rentable square feet expire July 2004 and January 2004, respectively; and a lease of 7,515 expires November 2001, respectively.

 (5) Peregrine Systems, Inc. leases of 52,375, 129,680 and 112,067 net rentable square feet expire September 2010, April 2012 and July 2011, respectively.

 (6) Epson America, Inc. leases of 162,858 and 3,717 net rentable square feet expire October 2009 and October 2002, respectively.

 (7) Northwest Airlines, Inc. leases of 60,000 and 27,861 net rentable square feet began on initial lease dates of August 1978 and May 1980 and expire February 2001 and April 2005, respectively.

 (8) Targus, Inc. leases of 200,646 and 65,447 net rentable square feet expire March 2009 and October 2005, respectively.

 (9) Southern Plastic Mold, Inc. leases of 144,000 and 44,000 rentable square feet expire September 2003 and February 2005, respectively.

(10) Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire April 2005 and January 2005, respectively.

   At December 31, 2000, the Company's tenant base was comprised of the following industries, broken down by percentage of total portfolio base rent: manufacturing, 34.1%; services, 32.3%; transportation, communications and public utilities, 11.5%; finance, insurance and real estate, 10.7%; wholesale trade, 4.6%; retail trade, 3.5%; government, 2.1%; construction, 1.0%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of the Company's tenants whose annual base rental revenues were less than 1.0% of the Company's total annual base revenue at December 31, 2000:

Capital Products, Inc.          Matrix Rehabilitation, Inc.    Pleasant Holidays LLC
Critchfield Mechanical, Inc.    Motion City Films              Principia Financial Services
Cybermann, Inc.                 Netsol International, Inc.     QTC Management Inc.
EVA Airways Corporation         New Zealand Tourism Board      Studio Acoustics Inc.
Facilities Protection Systems   North Star Network Solutions   Systems Technology Associates
Fiberlink Communications, Inc.  Nucleus Electronics Corp.      Wescom Credit Union
Hemlock Printers (USA), Inc.    Pacific Food Services, Inc.    Western Global Telecomm
Integrity Dental Technology     Penn Mutual Life Insurance Co.
Longstar International, Inc.    Perio Support, Inc.

Lease Expirations

   The following table sets forth a summary of the Company's lease expirations for the Office and Industrial Properties for each of the ten years beginning with 2001, assuming that none of the tenants exercise renewal options or termination rights.

                                                 Percentage of             Average Annual
                                    Net Rentable Total Leased  Annual Base  Rent Per Net
                                    Area Subject  Square Feet  Rent Under     Rentable
                          Number of to Expiring   Represented   Expiring     Square Foot
                          Expiring     Leases     by Expiring    Leases    Represented by
Year of Lease Expiration  Leases(1)  (Sq. Ft.)     Leases(2)   (000's)(3)  Expiring Leases
------------------------  --------- ------------ ------------- ----------- ---------------
Office Properties:
2001....................      68        879,677       14.1%     $ 14,734       $16.75
2002....................      57        407,110        6.5         6,974        17.13
2003....................      51        271,549        4.4         5,323        19.60
2004....................      50        772,479       12.4        17,364        22.48
2005....................      50        915,230       14.7        16,722        18.27
2006....................      24        530,948        8.5        12,112        22.81
2007....................      15        630,304       10.1        12,097        19.19
2008....................       6        313,092        5.0         6,225        19.88
2009....................      10        772,982       12.4        18,260        23.62
2010 and beyond.........      12        745,127       11.9        26,255        35.24
                             ---     ----------      -----      --------
                             343      6,238,498      100.0%     $136,066       $21.81
                             ---     ----------                 --------
Industrial Properties:
2001....................      74        799,932       14.2%     $  5,674       $ 7.09
2002....................      50        316,658        5.6         2,929         9.25
2003....................      40        735,605       13.1         5,158         7.01
2004....................      15        535,472        9.5         3,825         7.14
2005....................      15        746,635       13.3         5,586         7.48
2006....................       6        457,336        8.1         3,249         7.10
2007....................       3        164,595        2.9         1,397         8.49
2008....................       5        839,712       14.9         6,268         7.46
2009....................       9        530,066        9.4         3,996         7.54
2010 and beyond.........       5        503,978        9.0         6,489        12.88
                             ---     ----------      -----      --------
                             222      5,629,989      100.0%     $ 44,571       $ 7.92
                             ---     ----------                 --------
Total Portfolio.........     565     11,868,487      100.0%     $180,637       $15.22
                             ===     ==========                 ========

                                                       (footnotes on next page)

--------
(1) Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2) Based on total leased square footage for the respective portfolios as of December 31, 2000 unless a lease for a replacement tenant had been executed on or before January 1, 2001.

(3) Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 2001.

Secured Debt

   At December 31, 2000, the Operating Partnership had 14 secured mortgage and construction loans outstanding, representing aggregate indebtedness of approximately $433 million, which were secured by certain of the Properties and development projects (the "Secured Obligations"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note 6 to the Company's consolidated financial statements included herewith. Management believes that as of December 31, 2000, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock began trading on the New York Stock Exchange ("NYSE") on January 28, 1997, under the symbol "KRC." The following table illustrates the high, low and closing prices by quarter during 2000 and 1999 as reported on the NYSE. On March 20, 2001, there were approximately 235 registered holders of the Company's common stock.

                                                                        Common
                                                                         Stock
                                                                       Dividends
2000                                               High   Low   Close  Declared
----                                              ------ ------ ------ ---------
First quarter.................................... $21.56 $19.44 $21.06  $0.4500
Second quarter...................................  26.50  21.19  25.95   0.4500
Third quarter....................................  26.94  24.81  26.69   0.4500
Fourth quarter...................................  29.13  25.56  28.06   0.4500

                                                                        Common
                                                                         Stock
                                                                       Dividends
1999                                               High   Low   Close  Declared
----                                              ------ ------ ------ ---------
First quarter.................................... $23.38 $19.94 $20.50  $0.4200
Second quarter...................................  26.19  19.69  24.38   0.4200
Third quarter....................................  24.31  20.31  21.13   0.4200
Fourth quarter...................................  22.38  18.00  22.38   0.4200

   The Company pays distributions to common stockholders on or about the 17th day of each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on the Company's Funds From Operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and such other factors as the Board of Directors deems relevant.

   During 2000, the Company issued 481,290 shares of common stock upon the conversion of 481,290 common limited partnership units of the Operating Partnership by limited partners. The issuances of the common shares on a one-for-one basis were made pursuant to the terms set forth in the partnership agreement of the Operating Partnership. The shares of common stock were issued in transactions, not requiring registration under federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

   On October 13, 2000, the Operating Partnership issued 1,133 common limited partnership units of the Operating Partnership, valued by the Company at approximately $30,000 based upon the closing share price of the Company's common stock as reported on the NYSE at the time of the respective transactions, to Kilroy Airport Imperial Co. ("KAICO"), a partnership owned by John B. Kilroy, Sr., the Company's Chairman of the Board of Directors, John B. Kilroy, Jr. the Company's President and Chief Executive Officer, and certain other Kilroy family members, in connection with the acquisition of the 25% tenancy-in-common interest in the KAICO complex (see Note 13 to the Company's consolidated financial statements). The common limited partnership units were issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering. These units may be redeemed at the option of the Company for cash or shares of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                 Kilroy Realty Corporation and the Kilroy Group
      (in thousands, except per share, square footage and occupancy data)

                                Kilroy Realty Corporation Consolidated         Kilroy Group Combined
                          --------------------------------------------------- ------------------------
                                                                 February 1,  January 1,
                           Year Ended   Year Ended   Year Ended    1997 to      1997 to    Year Ended
                          December 31, December 31, December 31, December 31, January 31, December 31,
                              2000         1999         1998         1997        1997         1996
                          ------------ ------------ ------------ ------------ ----------- ------------
Statements of Operations
 Data:
 Rental income..........    $161,236     $140,182     $117,338     $56,069      $2,760      $35,022
 Tenant
  reimbursements........      19,441       16,316       14,956       6,751         306        3,752
 Development services...                                                            14          698
 Interest income........       4,602        1,175        1,698       3,571
 Other income...........       1,834        2,027        3,096         889           4           76
                            --------     --------     --------     -------      ------      -------
   Total revenues.......     187,113      159,700      137,088      67,280       3,084       39,548
                            --------     --------     --------     -------      ------      -------

 Property expenses......      23,347       20,669       19,281       8,770         579        6,788
 Real estate taxes......      14,591       12,369       10,383       4,199         137        1,673
 General and
  administrative
  expenses..............      11,114        9,091        7,739       4,949          78        2,383
 Ground leases..........       1,643        1,397        1,223         938          64          768
 Provision for
  potentially
  unrecoverable pre-
  development costs.....                                 1,700
 Development expenses...                                                            46          650
 Option buy-out cost ...                                                                      3,150
 Interest expense.......      39,109       26,309       20,568       9,738       1,895       21,853
 Depreciation and
  amortization..........      41,125       33,794       26,200      13,236         787        9,111
                            --------     --------     --------     -------      ------      -------
   Total expenses.......     130,929      103,629       87,094      41,830       3,586       46,376
                            --------     --------     --------     -------      ------      -------
 Income (loss) before
  net gains on
  dispositions of
  operating properties,
  equity in income of
  unconsolidated
  subsidiary, minority
  interests and
  extraordinary gains...      56,184       56,071       49,994      25,450        (502)      (6,828)
 Net gains on
  dispositions of
  operating
  properties............      11,256           46
 Equity in income of
  unconsolidated
  subsidiary............          10           17            5          23
                            --------     --------     --------     -------      ------      -------
 Income (loss) before
  minority interests
  and extraordinary
  gains.................      67,450       56,134       49,999      25,473        (502)      (6,828)
 Minority interests:
   Distributions on
    Cumulative
    Redeemable Preferred
    units...............     (13,500)      (9,560)      (5,556)
   Minority interest in
    earnings of
    Operating
    Partnership.........      (6,683)      (6,480)      (5,621)     (3,413)
   Minority interest in
    earnings of
    Development LLCs....        (421)        (199)
                            --------     --------     --------     -------      ------      -------
 Total minority
  interests.............     (20,604)     (16,239)     (11,177)     (3,413)
                            --------     --------     --------     -------
 Income (loss) before
  extraordinary gains...      46,846       39,895       38,822      22,060        (502)      (6,828)
 Extraordinary gains--
  extinguishment of
  debt..................                                                         3,204       20,095
                            --------     --------     --------     -------      ------      -------
   Net income...........    $ 46,846     $ 39,895     $ 38,822     $22,060      $2,702      $13,267
                            ========     ========     ========     =======      ======      =======
Share Data:
 Weighted average
  shares outstanding--
  basic.................      26,599       27,701       26,989      18,445
                            ========     ========     ========     =======
 Weighted average
  shares outstanding--
  diluted...............      26,755       27,727       27,060      18,539
                            ========     ========     ========     =======
 Net income per common
  share--basic..........    $   1.76     $   1.44     $   1.44     $  1.20
                            ========     ========     ========     =======
 Net income per common
  share--diluted........    $   1.75     $   1.44     $   1.43     $  1.19
                            ========     ========     ========     =======
 Distributions per
  common share..........    $   1.80     $   1.68     $   1.62     $  1.42
                            ========     ========     ========     =======

                                              December 31,
                         -----------------------------------------------------------
                                                                        Kilroy Group
                           Kilroy Realty Corporation Consolidated         Combined
                         ---------------------------------------------  ------------
                            2000        1999        1998       1997         1996
                         ----------  ----------  ----------  ---------  ------------
Balance Sheet Data:
 Investment in real
  estate, before
  accumulated
  depreciation and
  amortization.......... $1,496,477  $1,410,238  $1,194,284  $ 834,690   $ 227,337
 Total assets...........  1,457,169   1,320,501   1,109,217    757,654     128,339
 Total debt.............    723,688     553,516     405,383    273,363     223,297
 Total liabilities......    789,010     613,519     452,818    305,319     242,116
 Total minority
  interests.............    226,734     234,053     180,500     55,185
 Total stockholders'
  equity/(accumulated
  deficit)..............    441,425     472,929     475,899    397,150    (113,777)

Other Data:
 Funds From
  Operations(1)(2)...... $   83,471  $   80,631  $   71,174  $  39,142   $   5,433

 Cash flows from(3):
   Operating
    activities..........     74,009      84,635      73,429     28,928       5,520
   Investing
    activities..........   (117,731)   (192,795)   (343,717)  (551,956)     (2,354)
   Financing
    activities..........     35,206     127,833     267,802    531,957      (3,166)

 Office Properties:
   Rentable square
    footage.............  6,624,423   6,147,985   5,600,459  4,200,734   1,688,383
   Occupancy............       96.2%       96.4%       95.7%      94.3%       76.0%

 Industrial Properties:
   Rentable square
    footage.............  5,807,555   6,477,132   6,157,107  5,027,716     916,570
   Occupancy............       97.8%       96.9%       96.0%      91.9%       97.6%

--------
(1) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), "Funds From Operations" represents net income (loss) before minority interest of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to arrive at Funds From Operations were as follows: in all periods, depreciation and amortization; in 1996, gains on extinguishment of debt; and in 2000, 1999, 1998 and 1997 non-cash amortization of restricted stock grants. Further, in 1996, non-recurring items (option buy-out cost) were excluded. Management considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper as clarified by the November 1999 NAREIT National policy bulletin which became effective on January 1, 2000, which may differ from the methodology for calculating Funds From Operations utilized by other equity REITs and, accordingly, may not be comparable to Funds From Operations reported by such other REITs. Further, Funds From Operations does not represent amounts available for management's discretionary use because of needed capital reinvestment or expansion, debt service obligations, or other commitments and uncertainties. See the notes to the financial statements of the Company. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure or indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company's current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company's actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise. For a discussion of important risks related to the Company's business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption "business risks" in Item 1-Business. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

   The Company, which owns, develops, operates, and acquires office and industrial real estate, primarily in Southern California, commenced operations upon the completion of its initial public offering in January 1997 and operates as a self-administered REIT. The Company owns its interests in all of its properties through the Operating Partnership and the Finance Partnership and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.6% and 86.8% general partnership interest in the Operating Partnership as of December 31, 2000 and 1999, respectively. The Finance Partnership is a wholly-owned subsidiary of the Company.

   The Company's revenue is derived primarily from rental income, including tenant reimbursements. The Company's revenue growth in 2000 was due primarily to operating results from $327 million of development projects completed and added to the Company's portfolio of stabilized properties in 1999 and 2000 and was also due to a 7.1% increase in net operating income from the Company's "Core Portfolio". The Company defines its "Core Portfolio" as stabilized properties owned at January 1, 1999 and still owned at December 31, 2000. Management believes that the most significant part of the Company's revenue growth within the next two to three years will come from its substantial development pipeline of approximately 1.3 million rentable square feet of office space to be developed over the next three to four years. Management also believes that continued success of the real estate market in the Company's principal markets will result in strong demand for office and industrial space. Consequently, management currently expects that the Company's revenue in the next one to two years will also grow as a result of re-leasing, at generally higher lease rates, approximately 1.3 million square feet of office space and 1.1 million square feet of industrial space currently subject to leases expiring during the next two years.

Factors Which May Affect Future Results of Operations

   As 89.7% of the total net rentable square footage of the Company's stabilized portfolio is located in California, the Company's operating results are and will continue to be affected by uncertainties and problems associated with the deregulation of the electric industry in California. Such deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. As of the date of this report, the Company has not experienced any material trends or effects arising from this regional issue. Approximately 75% (based on net rentable square footage) of the Company's current leases require tenants to pay utility costs directly; therefore, eliminating the Company's exposure. The remaining 25% of the Company's leases provide that the tenants reimburse the Company for utility costs in excess of a base year amount. See "Risk factors--Increasing utility costs and power outages in California may have an adverse effect on the Company's operating results."

Results of Operations

   During the year ended December 31, 2000, the Company completed the development of nine office buildings encompassing an aggregate of approximately $1.0 million rentable square feet. During the year ended December 31, 1999, the Company completed the development of six office and four industrial buildings encompassing an aggregate of approximately 472,200 and 390,200 rentable square feet, respectively. All of the aforementioned development projects completed by the Company during 2000 and 1999 were included in the Company's portfolio of stabilized operating properties at December 31, 2000 with the exception of one property which became stabilized on January 15, 2001. The Company's stabilized portfolio consists of all of the Company's Office and Industrial Properties, excluding projects currently under construction or in pre-development and properties developed by the Company that have not reached 95.0% occupancy ("lease-up" properties). At December 31, 2000, the Company had eleven office buildings under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 964,400 rentable square feet.

   During the year ended December 31, 2000, the Company disposed of nine office and nine industrial buildings encompassing 286,700 and 669,800 aggregate rentable square feet, respectively, for an aggregate sales price of $113.6 million at a net gain of approximately $11.3 million. During the year ended December 31, 1999, the Company acquired three office buildings encompassing an aggregate of approximately 176,900 rentable square feet, for an aggregate acquisition cost of $30.6 million, and disposed of five office and five industrial building encompassing 113,700 and 335,800 aggregate rentable square feet, respectively for an aggregate sales price of $22.6 million. Operating results for acquired properties are included in the consolidated financial statements of the Company subsequent to their respective acquisition dates.

   As a result of the properties developed by the Company subsequent to December 31, 1999, net of the effect of properties disposed of during 2000, rentable square footage in the Company's portfolio of stabilized operating properties decreased approximately 0.2 million rentable square feet, or 1.6%, to 12.4 million rentable square feet at December 31, 2000 compared to 12.6 million rentable square feet at December 31, 1999. As of December 31, 2000, the Company's portfolio of stabilized operating properties was comprised of 83 Office Properties encompassing 6.6 million rentable square feet and 78 Industrial Properties encompassing 5.8 million rentable square feet. The stabilized portfolio occupancy rate at December 31, 2000 was 97.0%, with the Office and Industrial Properties 96.2% and 97.8% occupied, respectively, as of such date.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

                                            Year ended
                                           December 31,
                                         ----------------- Dollar   Percentage
                                           2000     1999   Change     Change
                                         -------- -------- -------  ----------
                                                (dollars in thousands)
Revenues:
  Rental income......................... $161,236 $140,182 $21,054     15.0%
  Tenant reimbursements.................   19,441   16,316   3,125     19.2
  Interest income.......................    4,602    1,175   3,427    291.7
  Other income..........................    1,834    2,027    (193)    (9.5)
                                         -------- -------- -------
    Total revenues......................  187,113  159,700  27,413     17.2
                                         ======== ======== =======
Expenses:
  Property expenses.....................   23,347   20,669   2,678     13.0
  Real estate taxes.....................   14,591   12,369   2,222     18.0
  General and administrative expenses...   11,114    9,091   2,023     22.3
  Ground leases.........................    1,643    1,397     246     17.7
  Interest expense......................   39,109   26,309  12,800     48.7
  Depreciation and amortization.........   41,125   33,794   7,331     21.7
                                         -------- -------- -------
    Total expenses......................  130,929  103,629  27,300     26.3
                                         ======== ======== =======
Income from operations before net gains
 on dispositions of operating
 properties, equity in income of
 unconsolidated subsidiary, and minority
 interests.............................. $ 56,184 $ 56,071 $   113      0.2%
                                         ======== ======== =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property segment type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the years ended December 31, 2000 and 1999.

                               Office Properties

                                Total Office Portfolio             Core Office Portfolio(1)
                          ------------------------------------ ----------------------------------
                                           Dollar   Percentage                 Dollar  Percentage
                            2000    1999   Change     Change    2000    1999   Change    Change
                          -------- ------- -------  ---------- ------- ------- ------  ----------
                                                 (dollars in thousands)
Operating revenues:
  Rental income.........  $117,309 $96,527 $20,782     21.5%   $90,056 $86,804 $3,252      3.7%
  Tenant
   reimbursements.......    14,077  10,966   3,111     28.4     12,109  10,340  1,769     17.1
  Other income..........       786   1,779    (993)   (55.8)       523   1,206   (683)   (56.6)
                          -------- ------- -------             ------- ------- ------
    Total...............   132,172 109,272  22,900     21.0    102,688  98,350  4,338      4.4
                          -------- ------- -------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....    19,596  17,553   2,043     11.6     16,684  16,539    145      0.9
  Real estate taxes.....    10,527   7,589   2,938     38.7      8,055   6,716  1,339     19.9
  Ground leases.........     1,643   1,397     246     17.6      1,390   1,336     54      4.0
                          -------- ------- -------             ------- ------- ------
    Total...............    31,766  26,539   5,227     19.7     26,129  24,591  1,538      6.3
                          -------- ------- -------             ------- ------- ------
Net operating income, as
 defined................  $100,406 $82,733 $17,673     21.4%   $76,559 $73,759 $2,800      3.8%
                          ======== ======= =======             ======= ======= ======

--------
(1) Stabilized office properties owned at January 1, 1999 and still owned at December 31, 2000.

   Total revenues from Office Properties increased $22.9 million, or 21.0% to $132.2 million for the year ended December 31, 2000 compared to $109.3 million for the year ended December 31, 1999. Rental income from Office Properties increased $20.8 million, or 21.5% to $117.3 million for the year ended December 31, 2000 compared to $96.5 million for the year ended December 31, 1999. Of this increase, $19.1 million was generated by the office buildings developed by the Company in 1999 and 2000 (the "Office Development Properties") which was offset by a decrease of $1.5 million generated by office buildings acquired during 1999, net of the effect of office properties disposed of during 1999 and 2000 (the "Net Office Dispositions"). The remaining $3.2 million increase was generated by the Core Office Portfolio and represented a 3.7% increase in rental income for the Core Office Properties. This increase was attributable to both an increase in rental rates and an increase in average occupancy. Average occupancy for the Core Office Properties increased 1.6%, to 95.4% at December 31, 2000 from 93.8% at December 31, 1999.

   Tenant reimbursements from Office Properties increased $3.1 million, or 28.4% to $14.1 million for the year ended December 31, 2000 compared to $11.0 million for the year ended December 31, 1999. An increase of $1.3 million in tenant reimbursements was generated by the Office Development Properties net of Net Office Dispositions. The remaining increase of $1.8 million in tenant reimbursements was generated by the Core Office Properties which was primarily due to the collection of amounts identified in common area maintenance reconciliations. In addition, $0.8 million relates to an amount recorded for estimated tenant reimbursement of supplemental real estate taxes accrued in 2000. Other income from Office Properties decreased $1.0 million, or 55.8% to $0.8 million for the year ended December 31, 2000 compared to $1.8 million for the same period in 1999. For the year ended December 31, 1999, other income from Office Properties included $0.5 million in gains from the sale of 13 acres of undeveloped land in Calabasas and San Diego, California. In addition, in 1999 the Company earned a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

   Total expenses from Office Properties increased $5.2 million, or 19.7% to $31.8 million for the year ended December 31, 2000 compared to $26.6 million for the year ended December 31, 1999. Property expenses increased $2.0 million, or 11.6% to $19.6 million for the year ended December 31, 2000 compared to $17.6 million for the year ended December 31, 1999. An increase of $1.9 million in property expenses was attributable to the Office Development Properties net of Net Office Dispositions. The remaining increase of $0.1 million in property expenses was attributable to the Core Office Properties and was due primarily to increased salaries and benefits for property management personnel. Real estate taxes increased $2.9 million, or 38.7% to $10.5 million for the year ended December 31, 2000 compared to $7.6 million for the year ended December 31, 1999. An increase of $1.6 million was attributable to the Office Development Properties net of Net Office Dispositions. The remaining increase of $1.3 million was attributable to the Core Office Properties. This increase at the Core Office Properties was due primarily to a one-time $1.1 million adjustment for potential supplemental real estate taxes. As noted above, the Company recorded $0.8 million in estimated tenant reimbursements related to this one-time adjustment. Ground lease expense increased $0.2 million for the year ended December 31, 2000 compared to the same period in 1999 primarily due to ground lease expense at two of the Office Development Properties.

   Net operating income, as defined, from Office Properties increased $17.7 million, or 21.4% to $100.4 million for the year ended December 31, 2000 compared to $82.7 million for the year ended December 31, 1999. Of this increase, $14.9 million was generated by the Office Development Properties net of Net Office Dispositions. The remaining increase of $2.8 million was generated by the Core Office Properties and represented a 3.8% increase in net operating income for the Core Office Properties.

                             Industrial Properties

                             Total Industrial Portfolio         Core Industrial Portfolio(1)
                          ---------------------------------- ----------------------------------
                                          Dollar  Percentage                 Dollar  Percentage
                           2000    1999   Change    Change    2000    1999   Change    Change
                          ------- ------- ------  ---------- ------- ------- ------  ----------
                                                (dollars in thousands)
Operating revenues:
  Rental income.........  $43,927 $43,655 $  272      0.6%   $38,447 $34,981 $3,466      9.9%
  Tenant
   reimbursements.......    5,364   5,350     14      0.3      4,468   4,118    350      8.5
  Other income..........    1,048     248    800    322.6      1,048     123    925    752.0
                          ------- ------- ------             ------- ------- ------
    Total...............   50,339  49,253  1,086      2.2     43,963  39,222  4,741     12.1
                          ------- ------- ------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....    3,751   3,116    635     20.4      2,954   2,555    399     15.6
  Real estate taxes.....    4,064   4,780   (716)   (15.0)     3,514   3,910   (396)   (10.1)
                          ------- ------- ------             ------- ------- ------
    Total...............    7,815   7,896    (81)    (1.0)     6,468   6,465      3      0.0
                          ------- ------- ------             ------- ------- ------
Net operating income, as
 defined................  $42,524 $41,357 $1,167      2.8%   $37,495 $32,757 $4,738     14.5%
                          ======= ======= ======             ======= ======= ======

--------
(1) Stabilized industrial properties owned at January 1, 1999 and still owned at December 31, 2000.

   Total revenues from Industrial Properties increased $1.1 million, or 2.2% to $50.3 million for the year ended December 31, 2000 compared to $49.2 million for the year ended December 31, 1999. Rental income from Industrial Properties increased $0.3 million, or 0.6% to $43.9 million for the year ended December 31, 2000 compared to $43.6 million for the year ended December 31, 1999. Of this increase, $1.7 million was generated by the industrial buildings developed by the Company in 1999 and 2000 (the "Industrial Development Properties") offset by a decrease of $4.9 million generated by the industrial buildings disposed of during 1999 and 2000 (the "Industrial Dispositions"). The remaining $3.5 million increase was generated by the Core Industrial Portfolio which represented a 9.9% increase in rental income for the Core Industrial Properties. This increase was attributable to both an increase in average occupancy of 0.7% and an increase in rental rates for the Core Industrial Properties.

   Tenant reimbursements from Industrial Properties remained consistent for the years ended December 31, 2000 and 1999. A decrease of $0.3 million was attributable to the Industrial Dispositions and the Industrial Development Properties, which was offset by an increase of $0.3 million attributable to the Core Industrial Portfolio. Other income from Industrial Properties increased $0.8 million, or 322.6% to $1.1 million for the year ended December 31, 2000 compared to $0.3 million for the comparable period in 1999. Other income for the years ended December 31, 2000 and 1999 consisted primarily of lease termination fees.

   Total expenses from Industrial Properties decreased $0.1 million, or 1.0% to $7.8 million for the year ended December 31, 2000 compared to $7.9 million for the year ended December 31, 1999. Property expenses increased $0.6 million, or 20.4% to $3.7 million for the year ended December 31, 2000 compared to $3.1 million for the year ended December 31, 1999. An increase of $0.2 million in property expenses was attributable to the Industrial Dispositions and the Industrial Development Properties. The remaining increase of $0.4 million in property expenses was attributable to the Core Industrial Portfolio. This increase was due to increased salaries and benefits for property management personnel, and increases in variable costs due to higher occupancy. Real estate taxes decreased $0.7 million, or 15.0% to $4.1 million for the year ended December 31, 2000 compared to $4.8 million for the year ended December 31, 1999. Of this decrease, $0.3 million was attributable to the Net Industrial Dispositions and Industrial Development Properties. The remaining $0.4 million decrease was attributable to the Core Industrial Portfolio and was primarily due to the effect of prior year real estate taxes which were successfully appealed and refunded to the Company in 2000.

   Net operating income, as defined, from Industrial Properties increased $1.2 million, or 2.8% to $42.5 million for the year ended December 31, 2000 compared to $41.3 million for the year ended December 31, 1999. An increase of $4.8 million generated by the Core Industrial Portfolio, which represented a 14.5% increase in net operating income for the Core Industrial Portfolio, was offset by a $3.6 million decrease generated by the Industrial Dispositions and the Industrial Development Properties.

Non-Property Related Income and Expenses

   Interest income increased $3.4 million, or 291.7% to $4.6 million for the year ended December 31, 2000 compared to $1.2 million for the year ended December 31, 1999. This increase was due primarily to the receipt of interest income on a note receivable acquired in May 2000.

   General and administrative expenses increased $2.0 million, or 22.3% to $11.1 million for the year ended December 31, 2000 compared to $9.1 million for the year ended December 31, 1999. This increase was due primarily to annual increases for salaries and benefits and a $0.8 million increase in non-cash amortization of restricted stock grants.

   Interest expense increased $12.8 million, or 48.7% to $39.1 million for the year ended December 31, 2000 compared to $26.3 million for the same period in 1999, primarily due to a net increase in the Company's aggregate indebtedness during 2000 and a general increase in market LIBOR rates during 2000. The Company's weighted average interest rate increased approximately 0.5% to 8.2% at December 31, 2000 compared to 7.7% at December 31, 1999.

   Depreciation and amortization expense increased $7.3 million, or 21.7% to $41.1 million for the year ended December 31, 2000 compared to $33.8 million for the same period in 1999. The increase was primarily due to depreciation on the Office and Industrial Development Properties developed by the Company in 1999 and 2000.

Income

   Net income before net gains on dispositions of operating properties, equity in income of unconsolidated subsidiary, and minority interests increased $0.1 million or 0.2% to $56.2 million for the year ended December 31, 2000 from $56.1 million for the year ended December 31, 1999. The increase was due to the increase in net operating income from the Office and Industrial Properties of $17.7 million and $1.2 million, respectively, offset primarily by an increase in interest expense of $12.8 million and an increase in depreciation and amortization of $7.3 million.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                                            Year ended
                                           December 31,
                                         ----------------- Dollar   Percentage
                                           1999     1998   Change     Change
                                         -------- -------- -------  ----------
                                                (dollars in thousands)
Revenues:
  Rental income......................... $140,182 $117,338 $22,844      19.5%
  Tenant reimbursements.................   16,316   14,956   1,360       9.1
  Interest income.......................    1,175    1,698    (523)    (30.8)
  Other income..........................    2,027    3,096  (1,069)    (34.5)
                                         -------- -------- -------
    Total revenues......................  159,700  137,088  22,612      16.5
                                         -------- -------- -------
Expenses:
  Property expenses.....................   20,669   19,281   1,388       7.2
  Real estate taxes.....................   12,369   10,383   1,986      19.1
  General and administrative expenses...    9,091    7,739   1,352      17.5
  Ground leases.........................    1,397    1,223     174      14.2
  Provision for potentially
   unrecoverable pre-development costs..             1,700  (1,700)   (100.0)
  Interest expense......................   26,309   20,568   5,741      27.9
  Depreciation and amortization.........   33,794   26,200   7,594      29.0
                                         -------- -------- -------
    Total expenses......................  103,629   87,094  16,535      19.0
                                         -------- -------- -------
Income from operations before net gains
 on dispositions of operating
 properties, equity in income of
 unconsolidated subsidiary, and minority
 interests.............................. $ 56,071 $ 49,994 $ 6,077      12.2%
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

                               Office Properties

                                Total Office Portfolio              Core Office Portfolio(1)
                          ------------------------------------ ----------------------------------
                                           Dollar   Percentage                 Dollar  Percentage
                            1999    1998   Change     Change    1999    1998   Change    Change
                          -------- ------- -------  ---------- ------- ------- ------  ----------
                                                 (dollars in thousands)
Operating revenues:
  Rental income.........  $ 96,527 $82,164 $14,363     17.5%   $67,937 $66,233 $1,704      2.6%
  Tenant
   reimbursements.......    10,966  10,957       9      0.1      8,931   9,623   (692)    (7.2)
  Other income..........     1,779   2,956  (1,177)   (39.8)     1,027     319    708    221.9
                          -------- ------- -------             ------- ------- ------
    Total...............   109,272  96,077  13,195     13.7     77,895  76,175  1,720      2.3
                          -------- ------- -------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....    17,553  16,373   1,180      7.2     12,819  13,214   (395)    (3.0)
  Real estate taxes.....     7,589   6,567   1,022     15.6      4,925   5,028   (103)    (2.0)
  Ground leases.........     1,397   1,223     174     14.2      1,171   1,127     44      3.9
                          -------- ------- -------             ------- ------- ------
    Total...............    26,539  24,163   2,376      9.8     18,915  19,369   (454)    (2.3)
                          -------- ------- -------             ------- ------- ------
Net operating income, as
 defined................  $ 82,733 $71,914 $10,819     15.0%   $58,980 $56,806 $2,174      3.8%
                          ======== ======= =======             ======= ======= ======

--------
(1) Stabilized office properties owned at January 1, 1998 and still owned at December 31, 1999.

   Total revenues from Office Properties increased $13.2 million, or 13.7% to $109.3 million for the year ended December 31, 1999 compared to $96.1 million for the year ended December 31, 1998. Rental income from Office Properties increased $14.4 million, or 17.5% to $96.5 million for the year ended December 31, 1999 compared to $82.1 million for the year ended December 31, 1998. Of this increase, $7.2 million was generated by office buildings acquired during 1998 and 1999, net of the effect of office properties disposed of during 1999, (the "Net Office Acquisitions") and $5.5 million was generated by the office buildings developed by the Company in 1998 and 1999 (the "Office Development Properties"). The remaining $1.7 million of the increase was generated by the stabilized office properties owned at January 1, 1998 and still owned at December 31, 1999 (the "Core Office Properties"), and represented a 2.6% increase in rental income for the Core Office Properties. This increase was primarily attributable to increases in rental rates. Average occupancy for the Core Office Properties decreased 0.8%, to 93.4% at December 31, 1999 from 94.2% at December 31, 1998.

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

   Net operating income, as defined, from Office Properties increased $10.8 million, or 15.0% to $82.7 million for the year ended December 31, 1999 compared to $71.9 million for the year ended December 31, 1998. Of this increase, $8.8 million was generated by the Net Office Acquisitions and the Office Development Properties. The remaining increase of $2.0 million was generated by the Core Office Properties and represented a 3.8% increase in net operating income for the Core Office Properties.

                             Industrial Properties

                             Total Industrial Portfolio        Core Industrial Portfolio(1)
                          --------------------------------- ----------------------------------
                                          Dollar Percentage                 Dollar  Percentage
                           1999    1998   Change   Change    1999    1998   Change    Change
                          ------- ------- ------ ---------- ------- ------- ------  ----------
                                                (dollars in thousands)
Operating revenues:
  Rental income.........  $43,655 $35,174 $8,481    24.1%   $29,869 $29,290 $  579      2.0%
  Tenant reimbursement..    5,350   3,999  1,351    33.8      3,669   3,435    234      6.8
  Other income..........      248     140    108    77.1        167     111     56     50.5
                          ------- ------- ------            ------- ------- ------
    Total...............   49,253  39,313  9,940    25.3     33,705  32,836    869      2.6
                          ------- ------- ------            ------- ------- ------
Property and related
 expenses:
  Property expenses.....    3,116   2,908    208     7.2      1,733   2,097   (364)   (17.4)
  Real estate taxes.....    4,780   3,816    964    25.3      3,293   3,083    210      6.8
                          ------- ------- ------            ------- ------- ------
    Total...............    7,896   6,724  1,172    17.4      5,026   5,180   (154)    (3.0)
                          ------- ------- ------            ------- ------- ------
Net operating income, as
 defined................  $41,357 $32,589 $8,768    26.9%   $28,679 $27,656 $1,023      3.7%
                          ======= ======= ======            ======= ======= ======

--------
(1) Stabilized industrial properties owned at January 1, 1998 and still owned at December 31, 1999.

   Total revenues from Industrial Properties increased $9.9 million, or 25.3% to $49.2 million for the year ended December 31, 1999 compared to $39.3 million for the year ended December 31, 1998. Rental income from Industrial Properties increased $8.5 million, or 24.1% to $43.7 million for the year ended December 31, 1999 compared to $35.2 million for the year ended December 31, 1998. Of this increase, $3.3 million was generated by the industrial buildings acquired during 1998 and 1999, net of the effect of the industrial buildings disposed of during 1999 (the "Net Industrial Acquisitions") and $4.6 million was generated by the industrial buildings developed by the Company in 1998 and 1999 (the "Industrial Development Properties"). The remaining $0.6 million of the increase was generated by the stabilized industrial buildings owned at January 1, 1998 and still owned at December 31, 1999 (the "Core Industrial Properties"), and represented a 2.0% increase in rental income for the Core Industrial Properties. This increase was attributable to both an increase in average occupancy of 0.6% and an increase in rental rates for this portfolio.

   Tenant reimbursements from Industrial Properties increased $1.4 million, or 33.8% to $5.4 million for the year ended December 31, 1999 compared to $4.0 million for year ended December 31, 1998. Of this increase, $1.2 million was attributable to the Net Industrial Acquisitions and the Industrial Development Properties. The remaining $0.2 million was attributable to the Core Industrial Properties and was primarily due to an increase in real estate taxes reimbursable by tenants. Other income from Industrial Properties increased $0.1 million, or 77.1% to $0.2 million for the year ended December 31, 1999 compared to $0.1 million for the comparable period in 1998. Other income for the years ended December 31, 1999 and 1998 consisted primarily of lease termination fees.

   Total expenses from Industrial Properties increased $1.2 million, or 17.4% to $7.9 million for the year ended December 31, 1999 compared to $6.7 million for the year ended December 31, 1998. Property expenses increased $0.2 million, or 7.2% to $3.1 million for the year ended December 31, 1999 compared to $2.9 million for the year ended December 31, 1998. An increase of $0.6 million in property expenses attributable to the Net Industrial Acquisitions and the Industrial Development Properties was offset by a decrease of $0.4 million in property expenses at the Core Industrial Properties. This decrease was primarily due to renegotiated property insurance premiums and a decrease in electricity expense resulting from the implementation of energy management systems at several of the buildings. Real estate taxes increased $1.0 million, or 25.3% to $4.8 million for the year ended December 31, 1999 compared to $3.8 million for the year ended December 31, 1998. Of this increase, $0.8 million was attributable to the Net Industrial Acquisitions and Industrial

Development Properties. The remaining $0.2 million increase was generated by the Core Industrial Properties and was primarily due to acquisition related assessments on industrial buildings acquired by the Company in 1997.

   Net operating income, as defined, from Industrial Properties increased $8.8 million, or 26.9% to $41.4 million for the year ended December 31, 1999 compared to $32.6 million for the year ended December 31, 1998. Of this increase, $7.8 million was generated by the Net Industrial Acquisitions and the Industrial Development Properties. The remaining increase of $1.0 million was generated by the Core Industrial Properties and represented a 3.7% increase in net operating income for the Core Industrial Properties.

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

Liquidity and Capital Resources

   The Company has a $400 million unsecured revolving credit facility (the "Credit Facility") which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.26% at December 31, 2000), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. As of December 31, 2000, the Company had borrowings of $191 million outstanding under the Credit Facility and availability of approximately
$75.0 million. The Company uses the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   In September 2000, the Company borrowed $100.0 million under an unsecured debt facility from a bank group led by The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York. The $100.0 million facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate which ranges between LIBOR plus 1.13% and LIBOR plus 1.75% (8.19% at December 31, 2000), depending upon the Company's leverage ratio at the time of borrowing.

   In April 2000, one of the Development LLCs obtained a non-recourse construction loan with a total commitment of $57.0 million. The construction loan, which had an outstanding balance of approximately $50.1 million and an annual interest rate between LIBOR plus 2.00% and LIBOR plus 2.70% at December 31, 2000, matures in April 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of part of a multi-phased office project that the Company is developing in San Diego, California, with The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California. In October 2000, the construction loan agreement was modified to increase the total commitment to $61.0 million, and to decrease the interest rate on $37.2 million of the loan from LIBOR plus 2.70% to LIBOR plus 2.00%. The project is expected to encompass approximately 550,000 rentable square feet of office space upon completion of all phases. The construction loan is secured by the land for the entire project, the three phases of the project that the Company had completed as of December 31, 2000, and all improvements on one of the two remaining buildings to be constructed.

   In June 2000, one of the Development LLCs borrowed $22.0 million under a mortgage loan that requires monthly principal and interest payments based on a floating annual interest rate of LIBOR plus 1.75%, amortizes over 25 years, and matures in June 2004. The mortgage loan is secured by two buildings that the Company developed with The Allen Group and completed in the fourth quarter of 1999. The Development LLC used the proceeds from the mortgage loan to repay cash received from the Operating Partnership. The Operating Partnership used the proceeds to repay borrowings under the Company's Credit Facility.

   In October 2000, the Company obtained a construction loan with a total commitment of $18.5 million. The construction loan, which had an outstanding balance at December 31, 2000 of approximately $9.4 million, bears interest at an annual rate of LIBOR plus 1.75% and matures in October 2002, with the option to extend for twelve months. The proceeds from the construction loan are being used to finance the development of an office project in San Diego, California that is expected to encompass an aggregate of approximately 102,900 rentable square feet upon completion. The construction loan is secured by the improvements to be constructed.

   In October 2000, the Company obtained a construction loan with a total commitment of $13.3 million. The construction loan, which had an outstanding balance at December 31, 2000 of approximately $4.7 million, bears interest at an annual rate of LIBOR plus 1.75% and matures in April 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development of two office buildings in San Diego, California that are expected to encompass an aggregate of approximately 119,000 rentable square feet upon completion. The construction loan is secured by a first deed of trust on the project.

   In November 2000, one of the Development LLCs obtained a construction loan with a total commitment of $11.8 million. The construction loan, which had an outstanding balance at December 31, 2000 of approximately $11.4 million, bears interest at an annual rate of LIBOR plus 3.00% and matures in November 2002, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development costs of an office building in San Diego, California that encompasses an aggregate of approximately 76,200 rentable square feet. The construction loan is secured by a first deed of trust on the project.

   In December 2000, the Company borrowed $12.8 million under a mortgage loan that is secured by one Office Property requires monthly principal and interest payments based on an annual interest rate of 8.13% and matures in November 2014. The property securing this loan also secures the Company's $10.6 million mortgage loan. The Company used the proceeds from the mortgage loan to repay borrowings under the Credit Facility and to finance development expenditures.

   The following table sets forth the composition and contractual terms of the Company's secured debt at December 31, 2000 and December 31, 1999:

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Mortgage note payable, due April 2009, fixed interest at
    7.20%, monthly principal and interest payments..........  $ 92,465 $ 93,953
   Mortgage note payable, due October 2003, interest at
    LIBOR plus 1.75%, (8.32% and 7.94% at December 31, 2000
    and 1999, respectively), monthly interest-only
    payments(a)(b)..........................................    83,213   90,000
   Mortgage note payable, due February 2022, fixed interest
    at 8.35%, monthly principal and interest payments(c)....    79,495   80,812
   Construction loan payable, due April 2002, interest
    between LIBOR plus 2.00% and LIBOR plus 2.70%, (8.86% at
    December 31, 2000)(b)(d)(e).............................    50,068
   Mortgage note payable, due May 2017, fixed interest at
    7.15%, monthly principal and interest payments..........    28,549   29,440
   Mortgage note payable, due June 2004, interest at LIBOR
    plus 1.75%, (8.49% at December 31, 2000), monthly
    principal and interest payments(b)......................    21,890
   Mortgage loan payable, due November 2014, fixed interest
    at 8.13%, monthly principle and interest payments.......    12,844
   Mortgage note payable, due December 2005, fixed interest
    at 8.45%, monthly principal and interest payments.......    12,523   12,973
   Construction loan payable, due November 2002, interest at
    LIBOR plus 3.00% (9.73% at December 31, 2000)(b)(e).....    11,367
   Mortgage note payable, due November 2014, fixed interest
    at 8.43%, monthly principal and interest payments.......    10,578   10,966
   Construction loan payable, due October 2002, interest at
    LIBOR plus 1.75% (8.37% at December 31, 2000)(b)(f).....     9,399
   Mortgage note payable, due December 2003, fixed interest
    at 10.00%, monthly interest accrued through December 31,
    2000, no interest accrues thereafter....................     8,500
   Mortgage note payable, due October 2013, fixed interest
    at 8.21%, monthly principal and interest payments.......     7,070    7,372
   Construction loan payable, due April 2002, interest at
    LIBOR plus 1.75% (9.10% at December 31, 2000)(b)(e).....     4,727
                                                              -------- --------
                                                              $432,688 $325,516
                                                              ======== ========

--------
(a) During the year ended December 31, 2000, the Company partially paid down $6.8 million of the original $90.0 million principal balance in connection with the disposition of an industrial property in Carlsbad, California.

(b) The variable interest rates stated as of December 31, 2000 and 1999 are based on the last repricing date during the respective year. The repricing rates may not be equal to LIBOR at December 31, 2000 and 1999.

(c) Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(d) In May 2000, the Company, through one of the Development LLCs, entered into an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on the this variable rate construction loan during periods of increasing interest rates. The agreement has an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The notional amount of the interest rate cap agreement was approximately $42.0 million at December 31, 2000.

(e) This loan contains options to extend the maturity for up to two six-month periods.

(f)  This loan contains an option to extend the maturity twelve months.

   The following table sets forth certain information with respect to the maturities and scheduled principal repayments of the Company's secured debt at December 31, 2000, assuming the exercise of all available debt extension options:

   Year Ending
   -----------                                                    (in thousands)
    2001.........................................................    $  5,675
    2002.........................................................       6,148
    2003.........................................................     173,919
    2004.........................................................      27,719
    2005.........................................................      16,965
    Thereafter...................................................     202,262
                                                                     --------
     Total.......................................................    $432,688
                                                                     ========

   The following table sets forth certain information with respect to the Company's aggregate debt composition at December 31, 2000 and 1999:

                                                          Weighted Average
                            Percentage of Total Debt        Interest Rate
                            ------------------------- -------------------------
                            December 31, December 31, December 31, December 31,
                                2000         1999         2000         1999
                            ------------ ------------ ------------ ------------
   Secured vs. unsecured:
     Secured...............     59.8%        58.8%        8.2%         7.8%
     Unsecured.............     40.2%        41.2%        8.3%         7.6%
   Fixed rate vs. variable
    rate:

     Fixed rate(1)(5)......     55.6%        42.5%        8.1%         7.8%
     Variable
      rate(2)(3)(4)........     44.4%        57.5%        8.4%         7.7%

--------
(1) At December 31, 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expires in February 2002.

(2) At December 31, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50%. The Company terminated this interest rate cap agreement in January 2001.

(3) In January 2001, the Company entered into an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt starting in January 2001 and expiring in November 2002.

(4) At December 31, 2000, the Company, through one of the Development LLCs, had an interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50% that expires in April 2002. The notional amount of the cap increases over the life of the agreement as the balance of the related construction loan increases. At December 31, 2000, the notional amount of the interest rate cap was approximately $42.0 million.

(5) The percentage of fixed rate debt to total debt at December 31, 2000 does not take into consideration the portion of floating rate debt capped by the Company's interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 82.1% of its total outstanding debt at December 31, 2000.

   In December 1999, the Company announced the approval of its share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock, representing up to approximately 11% of the Company's outstanding shares at the time the program was announced. During December 1999, the Company repurchased 265,000 shares in open market transactions for an aggregate repurchase price of $5.4 million or $20.19 per share. During the first quarter of 2000, the Company repurchased 1,999,300 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million or $20.58 per share. The Company did not repurchase any shares during the remainder of 2000. Repurchases to date total 2,264,300 shares for an aggregate repurchase price of $46.5 million or $20.54 per share. Repurchases were funded primarily through working capital, borrowings on the Company's unsecured revolving credit facility, and proceeds received from the Company's disposition program. Depending on market conditions, the Company will evaluate the opportunity to repurchase additional shares in the future.

   In February 1998, the SEC declared effective the Company's "shelf" registration statement on Form S-3 with respect to $400 million of the Company's equity securities. As of March 22, 2001, an aggregate of $313 million of equity securities were available for issuance under the registration statement.

Capital Expenditures

   As of December 31, 2000, the Company had an aggregate of approximately 964,400 rentable square feet of office space that was either under construction or committed for construction at a total budgeted cost of approximately $232 million. The Company has spent an aggregate of approximately $111 million on these projects as of December 31, 2000. The Company intends to finance $18 million of the remaining $121 million of presently budgeted development costs with proceeds from construction loans obtained in 2000. The Company intends to finance the remaining $103 million of budgeted development costs with additional construction loan financing, proceeds from the Company's dispositions program of non-strategic assets, borrowings under the Credit Facility and from working capital.

   In connection with an agreement signed with The Allen Group in October 1997, the Company agreed to purchase one office property encompassing approximately 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds and other tenancy requirements. The purchase price for this property will be determined at the time of acquisition based on the net operating income at the time of acquisition. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

   The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and undeveloped land acquisitions, through retained cash flow, borrowings under the Credit Facility, proceeds from the Company's dispositions program, long-term secured and unsecured borrowings, or the issuance of common or preferred units of the Operating Partnership.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing
Costs

   The following tables set forth the non-incremental revenue generating recurring capital expenditures, excluding expenditures that are recoverable from tenants, tenant improvements and leasing commissions for renewed and re-tenanted space incurred for the three years ended December 31, 2000, 1999, and 1998 on a per square foot basis.

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
Office Properties:
Capital Expenditures:
  Capital expenditures per square foot............... $   0.14 $   0.08 $   0.20
Tenant Improvement and Leasing Costs(1):
  Replacement tenant square feet.....................  297,578  196,615  276,992
    Tenant improvements per square foot leased....... $   5.03 $   5.61 $   1.21
    Leasing commissions per square foot leased....... $   4.26 $   4.18 $   2.12
    Total per square foot............................ $   9.29 $   9.79 $   3.33
  Renewal tenant square feet.........................  244,221  421,685  265,154
    Tenant improvements per square foot leased....... $   3.28 $   2.85 $   1.00
    Leasing commissions per square foot leased....... $   1.69 $   0.84 $   0.89
    Total per square foot............................ $   4.97 $   3.69 $   1.89
Total per square foot per year....................... $   3.66 $   2.32 $   0.84
Average lease term (in years)........................      3.9      5.8      6.2

Industrial Properties:
Capital Expenditures:
  Capital expenditures per square foot............... $   0.05 $   0.02 $   0.05
Tenant Improvement and Leasing Costs(1):
  Replacement tenant square feet.....................  279,866  323,432  420,194
    Tenant improvements per square foot leased....... $   1.24 $   2.41 $   0.61
    Leasing commissions per square foot leased....... $   1.15 $   1.76 $   0.44
    Total per square foot............................ $   2.39 $   4.17 $   1.05
  Renewal tenant square feet.........................  604,492  398,184  549,158
    Tenant improvements per square foot leased....... $   0.50 $   0.20 $   0.06
    Leasing commissions per square foot leased....... $   0.41 $   0.07 $   0.16
    Total per square foot............................ $   0.91 $   0.27 $   0.22
Total per square foot per year....................... $   0.66 $   0.94 $   0.22
Average lease term (in years)........................      5.0      4.7      5.8

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

Building and Lease Information

   The following tables set forth certain information regarding the Company's Office and Industrial Properties at December 31, 2000:
                           Occupancy by Segment Type

                                                 Square Feet
                             Number of -------------------------------
Region                       Buildings   Total      Leased   Available Occupancy
------                       --------- ---------- ---------- --------- ---------
Office Properties:
  Los Angeles...............     29     2,759,362  2,685,349   74,013     97.3%
  Orange County.............     13       625,893    460,590  165,303     73.6
  San Diego.................     35     2,529,613  2,529,613             100.0
  Other.....................      6       709,575    696,550   13,025     98.2
                                ---    ---------- ----------  -------    -----
                                 83     6,624,443  6,372,102  252,341     96.2%
                                ---    ---------- ----------  -------    -----
Industrial Properties:
  Los Angeles...............      7       554,225    553,370      855     99.8%
  Orange County.............     62     4,393,537  4,268,033  125,504     97.1
  San Diego.................      1        39,669     39,669             100.0
  Other.....................      8       820,124    820,124             100.0
                                ---    ---------- ----------  -------    -----
                                 78     5,807,555  5,681,196  126,359     97.8%
                                ---    ---------- ----------  -------    -----
Total Portfolio.............    161    12,431,998 12,053,298  378,700     97.0%
                                ===    ========== ==========  =======    =====

                       Leasing Activity by Segment Type
                     For the year ended December 31, 2000

                                                                                      Weighted
                                                                  Changes              Average
                          Number of                    Changes in in Cash  Retention Lease Term
                          Leases(1)    Square Feet(1)   Rents(2)  Rents(3) Rates(4)  (in months)
                         ----------- ----------------- ---------- -------  --------- -----------
                         New Renewal  New(5)   Renewal
                         --- ------- --------- -------
Office Properties.......  54    49     393,461 244,221    21.6%    15.9%     52.0%        47
Industrial Properties...  42    35     729,533 604,492    27.4%    13.1%     50.4%        60
                         ---   ---   --------- -------    ----     ----
Total Portfolio.........  96    84   1,122,994 848,713    23.7%    14.9%     50.9%        55
                         ===   ===   ========= =======    ====     ====

--------
(1) Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.

(2) Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.

(3) Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.

(4) Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

(5) The lease-up of 1,122,994 square feet to new tenants includes re-leasing of 577,444 square feet and first generation leasing of 545,550 square feet.

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

Historical Cash Flows

   The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured and unsecured debt financing and proceeds from the Company's dispositions program. The Company's net cash provided by operating activities decreased $10.6 million, or 12.5% to $74.0 million for the year ended December 31, 2000 compared to $84.6 million for the year ended December 31, 1999. This decrease was primarily attributable to timing differences in payments of accounts payable and other receivable balances at the end of each comparable period.

   Net cash used in investing activities decreased $75.1 million, or 39.0% to $117.7 million for the year ended December 31, 2000 compared to $192.8 million for the year ended December 31, 1999. Cash used in investing activities for the year ended December 31, 2000 consisted primarily of the purchase of 20 acres of undeveloped land for $15.5 million less $8.5 million for a mortgage note payable issued in connection with the acquisition, expenditures for construction in progress of $159.4 million, $15.9 million in additional tenant improvements and capital expenditures, and $45.3 million paid to acquire a note receivable, net of the effect of net proceeds received from the sale of nine office and nine industrial buildings of approximately $110.6 million. Cash used in investing activities for the year ended December 31, 1999 consisted primarily of the purchase of three office properties for $30.6 million less $3.6 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership and the repayment of an existing $2.3 million note receivable, the purchase of the minority interest in one office complex for $1.2 million, the purchase of 86 acres of undeveloped land for $38.7 million less $6.3 million of contributed value in exchange for which the Company issued common limited partnership units of the Operating Partnership, expenditures for construction in progress of $144.0 million, and $17.0 million in additional tenant improvements and capital expenditures, net of the effect of net proceeds received from the sale of five office and five industrial properties of approximately $22.6 million and the sale of 13 acres of undeveloped land of approximately $5.1 million.

   Net cash provided by financing activities decreased $92.6 million, or 72.5% to $35.2 million for the year ended December 31, 2000 as compared to $127.8 million for the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 2000 consisted primarily of $194.6 million in net proceeds from the issuance of secured and unsecured debt partially offset by $37.0 million in repayments to the Credit Facility, $54.2 million in distributions paid to common stockholders and common unitholders, $41.3 million paid for securities purchased in the Company's stock repurchase program and a $28.4 million increase in restricted cash representing cash received from property dispositions that are held at Qualified Intermediaries for future use in tax deferred exchanges. Cash provided by financing activities for the year ended December 31, 1999 consisted primarily of the issuance of $45.0 million of 9.250% Series D Preferred units (net of $1.2 million aggregate transaction costs) and $186.7 million in net proceeds from the issuance of secured debt partially offset by $54.0 million in distributions paid to common stockholders and common unitholders, $44.0 million in repayments to the Credit Facility and $5.4 million paid for securities purchased in the Company's stock repurchase program.

Funds From Operations

   Industry analysts generally consider Funds From Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds From Operations is defined by NAREIT to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper as clarified by the November 1999 NAREIT National Policy Bulletin which became effective on January 1, 2000, which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds From Operations published by such other REITs. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

   The following table presents the Company's Funds from Operations, by quarter, for the years ended December 31, 2000, 1999 and 1998:

                                               2000 Quarter Ended
                                  ----------------------------------------------
                                  December 31, September 30, June 30,  March 31,
                                  ------------ ------------- --------  ---------
                                                 (in thousands)
Net income.......................   $ 8,786       $15,679    $12,804    $ 9,578
Adjustments:
  Minority interest in earnings
   of Operating Partnership......     1,241         2,227      1,843      1,372
  Depreciation and amortization..    11,037         9,941      9,645      9,323
  (Gains) losses on dispositions
   of operating properties.......                  (7,288)    (4,273)       305
  Non-cash amortization of
   restricted stock grants.......       508           508        134        102
                                    -------       -------    -------    -------
Funds From Operations............   $21,572       $21,067    $20,153    $20,680
                                    =======       =======    =======    =======

                                               1999 Quarter Ended
                                  ----------------------------------------------
                                  December 31, September 30, June 30,  March 31,
                                  ------------ ------------- --------  ---------
                                                 (in thousands)
Net income.......................   $ 8,278       $10,911    $10,796    $ 9,910
Adjustments:
  Minority interest in earnings
   of Operating Partnership......     1,294         1,830      1,820      1,536
  Depreciation and amortization..    11,217         7,900      7,460      7,217
  (Gains) losses on dispositions
   of operating properties.......        29           (75)
  Non-cash amortization of
   restricted stock grants.......       127           127        127        127
                                    -------       -------    -------    -------
Funds From Operations............   $20,945       $20,693    $20,203    $18,790
                                    =======       =======    =======    =======

                                               1998 Quarter Ended
                                  ----------------------------------------------
                                  December 31, September 30, June 30,  March 31,
                                  ------------ ------------- --------  ---------
                                                 (in thousands)
Net income.......................   $10,173       $ 9,985    $ 9,785    $ 8,879
Adjustments:
  Minority interest in earnings
   of Operating Partnership......     1,528         1,451      1,432      1,210
  Depreciation and amortization..     7,041         6,740      6,565      5,854
  Non-cash amortization of
   restricted stock grants.......       126           175        112        118
                                    -------       -------    -------    -------
Funds From Operations............   $18,868       $18,351    $17,894    $16,061
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

New Accounting Pronouncements

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") in June 1998 and June 2000, respectively. SFAS 133 and SFAS 138 are effective for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value. If the derivative instrument qualifies as a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 and 138 on January 1, 2001 and recorded a $2.0 million non-cash charge to other comprehensive income and a $1.4 million non-cash charge to the income statement as the cumulative effect of a change in accounting principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information about the Company's changes in primary risk exposures from December 31, 1999 to December 31, 2000 and changes subsequent to December 31, 2000, is incorporated herein by reference from "Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Tabular Presentation of Market Risk

   The tabular presentations below provide information about the Company's interest rate sensitive financial and derivative instruments as of December 31, 2000 and 1999. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

 Presentation at December 31, 2000

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at December 31, 2000 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the expected maximum contractual weighted average interest rate index for outstanding Credit Facility borrowings from 2001 through 2002.

   For variable rate secured debt and unsecured term debt, the table presents the assumption that all available debt extension options will either be exercised or extended and that the outstanding principal balance at December 31, 2000 will be paid upon the extended debt maturities. The table also presents the contractual weighted average interest rate index for outstanding variable rate mortgage debt borrowings from 2001 through 2004.

   For fixed rate secured debt, the table presents the assumption that the outstanding principal balance at December 31, 2000 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related contractual weighted-average interest rate at December 31, 2000 for outstanding fixed rate secured debt borrowings from 2001 through 2005 and thereafter.

   For the Series A and Series C Cumulative Redeemable Preferred units (collectively, the "Series A and Series C Preferred units") the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series A and Series C Preferred units since the Series A and Series C Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A and 9.375% Series C Cumulative Redeemable Preferred stock, respectively, in 2008 when the Series A and Series C Preferred units become exchangeable at the option of the majority of the holders. For the Series D Cumulative Redeemable Preferred units (the "Series D Preferred units"), the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series D Preferred units since the Series D Preferred units will either remain outstanding or be converted into shares of the 9.250% Series D Cumulative Redeemable Preferred stock in 2009 when the Series D Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate at December 31, 2000 for outstanding collectively, Series A, C and D Preferred units from 2001 through the exchange date. The same interest rates will apply when the collectively, Series A, C or D Preferred units are exchanged into the respective Series A, C or D Cumulative Redeemable Preferred stock.

   For the interest rate cap agreement, the table presents the notional amount, cap rate and the related interest rate index upon which the cap rate is based, by contractual maturity date. For the interest rate swap agreement, the table presents the notional amount, maximum contractual fixed pay rate, and related interest rate index upon which the floating receive rate is based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2000.

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in millions)

                                                                               Fair Value
                                         Maturity Date                             at
                          --------------------------------------------        December 31,
                           2001   2002   2003   2004  2005  Thereafter Total      2000
                          ------ ------ ------ ------ ----- ---------- ------ ------------
Liabilities:
Unsecured line of
 credit:
  Variable rate.........         $191.0                                $191.0    $191.0
  Average interest rate
   index................   LIBOR  LIBOR
                          +1.50% +1.50%

Secured debt & unsecured
 term debt:
  Variable rate.........  $  0.3 $  0.3 $159.1 $121.0                  $280.7    $280.7
  Average interest rate
   index................   LIBOR  LIBOR  LIBOR  LIBOR
                          +1.78% +1.78% +1.78% +1.78%

  Fixed rate............  $  5.4 $  5.8 $ 14.8 $  6.8 $17.0   $202.2   $252.0    $256.7
  Average interest
   rate.................   7.50%  7.50%  7.50%  7.50% 7.50%    7.50%

Series A, C and D
 Preferred units:
  Fixed rate............                                                         $142.1
  Average interest
   rate.................   8.71%  8.71%  8.71%  8.71% 8.71%    8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                                                        Fair Value
                                     Maturity Date                          at
                         --------------------------------------        December 31,
                         2001   2002  2003 2004 2005 Thereafter Total      2000
                         ----- ------ ---- ---- ---- ---------- ------ ------------
Interest Rate
 Derivatives Used to
 Hedge Variable Rate
 Debt:
Interest rate cap
 agreements:
  Notional amount.......       $207.0                           $207.0    $ 0.1
  Cap rate.............. 7.05%  7.05%
  Forward rate index.... LIBOR  LIBOR

Interest rate swap
 agreement:
  Notional amount.......       $150.0                           $150.0    $(2.0)
  Fixed pay interest
   rate................. 6.95%  6.95%
  Floating receive
   interest rate index.. LIBOR  LIBOR

 Presentation at December 31, 1999

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at December 31, 1999 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the expected maximum contractual weighted average interest rate index for outstanding Credit Facility borrowings from 2000 through 2002.

   For variable rate secured debt, the table presents the assumption that the outstanding principal balance at December 31, 1999 will be paid according to scheduled principal payments. The table also presents the contractual weighted average interest rate index for outstanding variable rate mortgage debt borrowings from 2000 through 2003.

   For fixed rate secured debt, the table presents the assumption that the outstanding principal balance at December 31, 1999 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate at December 31, 1999 for outstanding fixed rate mortgage debt borrowings from 2000 through 2004 and thereafter.

   For the Series A, C and D Preferred units the table presents the same assumptions as discussed for the presentation at December 31, 2000.

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

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                             (dollars in millions)

                                         Maturity Date                        Fair Value at
                         ---------------------------------------------        December 31,
                          2000   2001   2002   2003   2004  Thereafter Total      1999
                         ------ ------ ------ ------ ------ ---------- ------ -------------
Liabilities:
Unsecured line of
 credit:
  Variable rate.........               $228.0                          $228.0    $228.0
  Average interest rate
   index................  LIBOR  LIBOR  LIBOR
                         +1.50% +1.50% +1.50%
Secured debt:
  Variable rate.........                      $ 90.0                   $ 90.0    $ 90.0
  Average interest rate
   index................  LIBOR  LIBOR  LIBOR  LIBOR  LIBOR
                         +1.75% +1.75% +1.75% +1.75% +1.75%

  Fixed rate............ $  4.8 $  5.2 $  5.6 $  6.1 $  6.6   $207.2   $235.5    $225.4
  Average interest
   rate.................  7.75%  7.75%  7.75%  7.75%  7.75%    7.75%

Series A, C and D
 Preferred units:
  Fixed rate............                                                         $145.9
  Average interest
   rate.................  8.71%  8.71%  8.71%  8.71%  8.71%    8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                             (dollars in millions)

                                         Maturity Date                        Fair Value at
                         ---------------------------------------------        December 31,
                          2000   2001   2002   2003   2004  Thereafter Total      1999
                         ------ ------ ------ ------ ------ ---------- ------ -------------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreements:
  Notional amount....... $150.0                                        $150.0    $   --
  Cap rate..............  6.50%
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 22, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 22, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 22, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting presently scheduled to be held on May 22, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) and (2) Financial Statements and Schedules

   The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

   Independent Auditors' Report..........................................   F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999..........   F-3
   Consolidated Statements of Operations for the Years ended December 31,
    2000, 1999 and 1998..................................................   F-4
   Consolidated Statements of Stockholders' Equity for the Years ended
    December 31, 2000, 1999 and 1998.....................................   F-5
   Consolidated Statements of Cash Flows for the Years ended December 31,
    2000, 1999 and 1998..................................................   F-6
   Notes to Consolidated Financial Statements............................   F-7
   Schedule of Valuation and Qualifying Accounts.........................  F-38

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

  3.2    Amended and Restated Bylaws of the Registrant(1)

  3.3    Form of Certificate for Common Stock of the Registrant(1)

  3.4    Articles Supplementary of the Registrant designating 8.075% Series A
          Cumulative Redeemable Preferred Stock(10)

  3.5    Articles Supplementary of the Registrant, designating 8.075% Series A
          Cumulative Redeemable Preferred Stock(13)

  3.6    Articles Supplementary of the Registrant designating its Series B
          Junior Participating Preferred Stock(23)

  3.7    Articles Supplementary of the Registrant designating its 9.375% Series
          C Cumulative Redeemable Preferred Stock(15)

  3.8    Articles Supplementary of the Registrant designating its 9.250% Series
          D Cumulative Redeemable Preferred Stock(20)

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

  4.7    Registration Rights Agreement, dated as of December 9, 1999(20)

 *4.8    Registration Rights Agreement, dated as of October 6, 2000

  4.9 The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item
          601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

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

 10.16 Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

 10.17   Amendment No. 1 to Development Agreement by and between Kilroy Long
          Beach Associates and the City of Long Beach(1)

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
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

  10.74  Second Amended and Restated Guaranty of Payment(19)

  10.75  Credit Agreement and Form of Promissory Notes Aggregating $90.0
          million(19)

  10.76  Variable Interest Rate Deed of Trust, Leasehold Deed of Trust,
          Assignment of Rents, Security Agreement and Fixture Filing(19)

  10.77  Guaranty of Recourse Obligations of Borrowing(19)

  10.78  First Amendment to Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated December 9, 1999(21)

 *10.79  Second Amendment to Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated December 30, 1999

 *10.80 Admission of New Partner and Amendment to New Partnership Agreement dated October 6, 2000

  10.81  Credit Agreement and Form of Promissory Notes Aggregating $100.0
          million(22)

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

(20) Previously filed as exhibit 3.8 to the annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(21) Previously filed as exhibit 4.18 to the Registration Statement on Form S-3 (No. 333-34638) and incorporated herein by reference.

(22) Previously filed as an exhibit on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

(23) Previously filed as an exhibit on the Registration Statement on Form S-3 (No. 333-72229) as declared effective on September 15, 1999, and incorporated herein by reference.

   (b) Reports on Form 8K

   The Company filed two Current Reports on Form 8-K (No. 1-12675) dated May 8, 2000 and November 2, 2000 in connection with its quarterly earnings releases.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

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

                 Name                           Title                 Date
                 ----                           -----                 ----

     /s/ John B. Kilroy, Sr.          Chairman of the Board      March 26, 2001
 ____________________________________
         John B. Kilroy, Sr.

     /s/ John B. Kilroy, Jr.          President, Chief           March 26, 2001
 ____________________________________  Executive Officer and
         John B. Kilroy, Jr.           Director (Principal
                                       Executive Officer)

     /s/ Richard E. Moran Jr.         Executive Vice President   March 26, 2001
 ____________________________________  and Chief Financial
         Richard E. Moran Jr.          Officer (Principal
                                       Financial Officer)

      /s/ Ann Marie Whitney           Senior Vice President      March 26, 2001
 ____________________________________  and Controller
          Ann Marie Whitney            (Principal Accounting
                                       Officer)

       /s/ John R. D'Eathe            Director                   March 26, 2001
 ____________________________________
           John R. D'Eathe

                 Name                   Title         Date
                 ----                   -----         ----

      /s/ William P. Dickey           Director   March 26, 2001
 ____________________________________
          William P. Dickey

       /s/ Matthew J. Hart            Director   March 26, 2001
 ____________________________________
           Matthew J. Hart

       /s/ Dale F. Kinsella           Director   March 26, 2001
 ____________________________________
           Dale F. Kinsella

                           KILROY REALTY CORPORATION

       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999
                       AND FOR THE THREE YEARS THEN ENDED

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  F-3

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998.....................................................  F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999
 and 1998................................................................  F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

   We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP

Los Angeles, California
March 9, 2001

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                        ASSETS

INVESTMENT IN REAL ESTATE (Notes 2, 3, 6, 13, 15, 19,
 and 20):
  Land and improvements................................  $  266,444  $  274,463
  Buildings and improvements...........................   1,054,995     946,130
  Undeveloped land and construction in progress, net...     162,633     189,645
  Investment in unconsolidated real estate.............      12,405
                                                         ----------  ----------
   Total investment in real estate.....................   1,496,477   1,410,238
  Accumulated depreciation and amortization............    (205,332)   (174,427)
                                                         ----------  ----------
   Investment in real estate, net......................   1,291,145   1,235,811
CASH AND CASH EQUIVALENTS..............................      17,600      26,116
RESTRICTED CASH (Note 2)...............................      35,014       6,636
TENANT RECEIVABLES, NET (Note 4).......................      32,521      22,078
NOTE RECEIVABLE FROM RELATED PARTY (Note 13)...........      33,274
DEFERRED FINANCING AND LEASING COSTS, NET (Note 5).....      39,674      27,840
PREPAID EXPENSES AND OTHER ASSETS......................       7,941       2,020
                                                         ----------  ----------
   TOTAL ASSETS........................................  $1,457,169  $1,320,501
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Secured debt (Note 6)................................  $  432,688  $  325,516
  Unsecured line of credit (Note 7)....................     191,000     228,000
  Unsecured term facility (Note 7).....................     100,000
  Accounts payable and accrued expenses................      33,911      26,260
  Accrued distributions (Note 9).......................      13,601      13,456
  Rents received in advance and tenant security
   deposits............................................      17,810      20,287
                                                         ----------  ----------
   Total liabilities...................................  $  789,010  $  613,519
                                                         ----------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

MINORITY INTERESTS (Note 8):
  8.075% Series A Cumulative Redeemable Preferred
   unitholders.........................................      73,716      73,716
  9.375% Series C Cumulative Redeemable Preferred
   unitholders.........................................      34,464      34,464
  9.250% Series D Cumulative Redeemable Preferred
   unitholders.........................................      44,321      44,022
  Common unitholders of the Operating Partnership......      62,485      71,920
  Minority interest in Development LLCs................      11,748       9,931
                                                         ----------  ----------
   Total minority interests............................     226,734     234,053
                                                         ----------  ----------
STOCKHOLDERS' EQUITY (Note 9):
  Preferred stock, $.01 par value, 26,200,000 shares
   authorized, none issued and outstanding.............
  8.075% Series A Cumulative Redeemable Preferred
   stock, $.01 par value,
   1,700,000 shares authorized, none issued and
   outstanding.........................................
  Series B Junior Participating Preferred stock, $.01
   par value,
   400,000 shares authorized, none issued and
   outstanding.........................................
  9.375% Series C Cumulative Redeemable Preferred
   stock, $.01 par value,
   700,000 shares authorized, none issued and
   outstanding.........................................
  9.250% Series D Cumulative Redeemable Preferred
   stock, $.01 par value,
   1,000,000 shares authorized, none issued and
   outstanding.........................................
  Common stock, $.01 par value, 150,000,000 shares
   authorized, 26,475,470 and 27,808,410 shares issued
   and outstanding, respectively.......................         265         278
  Additional paid-in capital...........................     460,390     491,204
  Distributions in excess of earnings..................     (19,230)    (18,553)
                                                         ----------  ----------
   Total stockholders' equity..........................     441,425     472,929
                                                         ----------  ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $1,457,169  $1,320,501
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                Year Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
REVENUES (Note 15):
  Rental income............................ $  161,236  $  140,182  $  117,338
  Tenant reimbursements....................     19,441      16,316      14,956
  Interest income..........................      4,602       1,175       1,698
  Other income (Note 2)....................      1,834       2,027       3,096
                                            ----------  ----------  ----------
    Total revenues.........................    187,113     159,700     137,088
                                            ----------  ----------  ----------
EXPENSES:
  Property expenses........................     23,347      20,669      19,281
  Real estate taxes........................     14,591      12,369      10,383
  General and administrative expenses......     11,114       9,091       7,739
  Ground leases............................      1,643       1,397       1,223
  Provision for potentially unrecoverable
   pre-development costs...................                              1,700
  Interest expense.........................     39,109      26,309      20,568
  Depreciation and amortization............     41,125      33,794      26,200
                                            ----------  ----------  ----------
    Total expenses.........................    130,929     103,629      87,094
                                            ----------  ----------  ----------
INCOME FROM OPERATIONS BEFORE NET GAINS ON
 DISPOSITIONS OF OPERATING PROPERTIES,
 EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY, AND MINORITY INTERESTS........     56,184      56,071      49,994
NET GAINS ON DISPOSITIONS OF OPERATING
 PROPERTIES................................     11,256          46
EQUITY IN INCOME OF UNCONSOLIDATED
 SUBSIDIARY................................         10          17           5
                                            ----------  ----------  ----------
INCOME BEFORE MINORITY INTERESTS...........     67,450      56,134      49,999
MINORITY INTERESTS:
  Distributions on Cumulative Redeemable
   Preferred units.........................    (13,500)     (9,560)     (5,556)
  Minority interest in earnings of
   Operating Partnership...................     (6,683)     (6,480)     (5,621)
  Minority interest in earnings of
   Development LLCs........................       (421)       (199)
                                            ----------  ----------  ----------
    Total minority interests...............    (20,604)    (16,239)    (11,177)
                                            ----------  ----------  ----------
NET INCOME................................. $   46,846  $   39,895  $   38,822
                                            ==========  ==========  ==========
Net income per common share--basic (Note
 16)....................................... $     1.76  $     1.44  $     1.44
                                            ==========  ==========  ==========
Net income per common share--diluted (Note
 16)....................................... $     1.75  $     1.44  $     1.43
                                            ==========  ==========  ==========
Weighted average shares outstanding--basic
 (Note 16)................................. 26,598,926  27,701,495  26,989,422
                                            ==========  ==========  ==========
Weighted average shares outstanding--
 diluted (Note 16) ........................ 26,754,984  27,727,303  27,059,988
                                            ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (in thousands, except share and per share data)

                                             Additional Distributions
                          Number of   Common  Paid-in   in Excess of
                            Shares    Stock   Capital     Earnings     Total
                          ----------  ------ ---------- ------------- --------
BALANCE AT DECEMBER 31,
 1997.................... 24,475,000   $245   $403,163    $ (6,258)   $397,150
  Issuance of common
   stock.................  3,174,210     31     81,782                  81,813
  Non-cash amortization
   of restricted stock
   grants (Note 11)......                          531                     531
  Repurchase of common
   stock.................    (10,000)             (285)                   (285)
  Adjustment for minority
   interest..............                        2,276                   2,276
  Dividends declared
   ($1.62 per share).....                                  (44,408)    (44,408)
  Net income.............                                   38,822      38,822
                          ----------   ----   --------    --------    --------
BALANCE AT DECEMBER 31,
 1998.................... 27,639,210    276    487,467     (11,844)    475,899
  Conversion of common
   units of the Operating
   Partnership (Note 9)..    444,200      4    (15,644)                (15,640)
  Non-cash amortization
   of restricted stock
   grants (Note 11)......                          508                     508
  Repurchase of common
   stock (Note 9)........   (275,000)    (2)    (5,564)                 (5,566)
  Adjustment for minority
   interest..............                       24,437                  24,437
  Dividends declared
   ($1.68 per share).....                                  (46,604)    (46,604)
  Net income.............                                   39,895      39,895
                          ----------   ----   --------    --------    --------
BALANCE AT DECEMBER 31,
 1999.................... 27,808,410    278    491,204     (18,553)    472,929
  Repurchase of common
   stock (Note 9)........ (2,009,300)   (20)   (41,440)                (41,460)
  Conversion of common
   units of the Operating
   Partnership (Note 9)..    481,290      5    (10,714)                (10,709)
  Issuance of restricted
   stock (Note 11).......    175,000      2                                  2
  Non-cash amortization
   of restricted stock
   grants (Note 11)......                        1,252                   1,252
  Exercise of stock
   options (Note 11).....     20,070               192                     192
  Adjustment for minority
   interest..............                       19,896                  19,896
  Dividends declared
   ($1.80 per share).....                                  (47,523)    (47,523)
  Net income.............                                   46,846      46,846
                          ----------   ----   --------    --------    --------
BALANCE AT DECEMBER 31,
 2000.................... 26,475,470   $265   $460,390    $(19,230)   $441,425
                          ==========   ====   ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................  $  46,846  $  39,895  $  38,822
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization..............     41,125     33,794     26,200
   Provision for uncollectible tenant
    receivables and unbilled deferred rent....      3,650      2,158      1,107
   Provision for potentially unrecoverable
    pre-development costs.....................                            1,700
   Minority interests in earnings of Operating
    Partnership and Development LLCs..........      7,104      6,679      5,621
   Non-cash amortization of restricted stock
    grants....................................      1,252        508        531
   Net gains on dispositions of operating
    properties and undeveloped land...........    (11,256)      (585)
   Other......................................        523       (216)      (281)
   Changes in assets and liabilities:
     Tenant receivables.......................    (15,963)    (5,317)    (9,370)
     Deferred leasing costs...................     (3,814)    (4,808)    (2,652)
     Prepaid expenses and other assets........     (2,371)      (698)     1,483
     Accounts payable and accrued expenses....      7,143     10,392      7,455
     Rents received in advance and tenant
      security deposits.......................       (529)     2,538      1,719
     Accrued distributions to Cumulative
      Redeemable Preferred unitholders........        299        295      1,094
                                                ---------  ---------  ---------
      Net cash provided by operating
       activities.............................     74,009     84,635     73,429
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties........    (15,899)   (43,159)  (242,287)
 Expenditures for undeveloped land and
  construction in progress....................   (166,391)  (178,244)   (98,438)
 Net proceeds received from dispositions of
  operating properties........................    110,639     22,612
 Net proceeds received from dispositions of
  undeveloped land............................                 5,051
 Cash paid to acquire note receivable from
  related party...............................    (45,278)               (8,798)
 (Increase) decrease in escrow deposits.......     (1,106)       350      4,764
 Net investment in unconsolidated subsidiary..        304        595      1,042
                                                ---------  ---------  ---------
      Net cash used in investing activities...   (117,731)  (192,795)  (343,717)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock...                           81,813
 Repurchases of common stock..................    (41,266)    (5,350)
 Proceeds from issuance of secured and
  unsecured debt..............................    210,405    215,000      5,000
 Net (repayments) borrowings on unsecured line
  of credit...................................    (37,000)   (44,000)   130,000
 Net proceeds from issuance of Cumulative
  Redeemable Preferred units..................                43,779    107,034
 Principal payments on secured debt...........    (11,733)   (22,867)    (2,979)
 Financing costs..............................     (4,068)    (5,392)    (3,007)
 (Increase) decrease in restricted cash.......    (28,378)       260     (1,216)
 Distributions paid to common stockholders and
  common unitholders..........................    (54,150)   (53,597)   (48,843)
 Net contributions from minority interests in
  Development LLCs............................      1,396
                                                ---------  ---------  ---------
      Net cash provided by financing
       activities.............................     35,206    127,833    267,802
                                                ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................     (8,516)    19,673     (2,486)
Cash and cash equivalents, beginning of year..     26,116      6,443      8,929
                                                ---------  ---------  ---------
Cash and cash equivalents, end of year........  $  17,600  $  26,116  $   6,443
                                                =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized
  interest....................................  $  37,289  $  25,035  $  18,442
                                                =========  =========  =========
 Distributions paid to Cumulative Redeemable
  Preferred unitholders.......................  $  13,202  $   9,265  $   4,462
                                                =========  =========  =========
NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 9)....  $  13,601  $  13,456  $  12,895
                                                =========  =========  =========
 Issuance of secured note payable in
  connection with undeveloped land acquisition
  (Note 3)....................................  $   8,500
                                                =========
 Note receivable from related party satisfied
  in connection with investment in
  unconsolidated real estate (Note 13)........  $  11,319
                                                =========
 Issuance of common limited partnership units
  of the Operating Partnership to acquire
  operating properties and undeveloped land
  (Notes 3 and 13)............................             $   9,915  $  20,569
                                                           =========  =========
 Minority interest recorded in connection with
  Development LLCs undeveloped land
  acquisitions (Notes 3, 8 and 13)............             $   9,732
                                                           =========
 Note receivable from related parties repaid
  in connection with operating property
  acquisition (Note 13).......................             $   2,267
                                                           =========
 Note receivable from related parties
  satisfied in connection with Development
  LLCs undeveloped land acquisitions (Note
  13).........................................             $   6,531
                                                           =========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Three Years Ended December 31, 2000

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

   As of December 31, 2000, the Company's portfolio of stabilized operating properties was comprised of 83 office buildings (the "Office Properties") and 78 industrial buildings (the "Industrial Properties," and together with the Office Properties, the "Properties") which encompassed approximately 6.6 million and 5.8 million rentable square feet, respectively, and was 97.0% occupied. The Properties include 21 properties developed by the Company and stabilized during 2000 and 1999 which encompass an aggregate of approximately 809,000 and 1.2 million rentable square feet, respectively. All but ten of the Properties are included in Southern California.

   The Company's stabilized portfolio excludes projects currently under construction or in pre-development and "lease-up" properties. The Company defines "lease-up" properties as properties recently developed by the Company that have not yet reached 95% occupancy. The Company had one lease-up property at December 31, 2000, encompassing an aggregate of 197,300 rentable square feet, which stabilized on January 15, 2001. As of December 31, 2000, the Company had eleven office properties under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 964,400 rentable square feet. All of the Company's development projects are located in Southern California.

   The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership"). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2000 and 1999, it owned an 87.6% and 86.8% general partnership interest, respectively. The remaining 12.4% and 13.2% limited partnership interest in the Operating Partnership as of December 31, 2000 and 1999, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors (see
Note 8). Kilroy Realty Finance, Inc, ("Finance Inc."), a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest.

   During the first of quarter 1999, the Company, through the Operating Partnership, became a 50% managing partner in two limited liability companies, Kilroy Gateway Partners, L.L.C. and Kilroy Carmel Partners, L.L.C. (collectively, the "Development LLCs") as a result of the acquisitions of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs (see Notes 3 and 13). The Development LLCs were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, is the other 50% joint venture partner. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, the Development LLCs, and all wholly-owned subsidiaries and controlled entities.

                           KILROY REALTY CORPORATION

   As of December 31, 2000, the Operating Partnership owned 100% of the non-voting preferred stock and a 95% economic interest in Kilroy Services, Inc. ("KSI"). 100% of the voting interest was held by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. Prior to December 31, 2000, the operating results of the development services business conducted by KSI were accounted for under the equity method of accounting. On January 1, 2001, KSI was merged into a newly formed entity, Kilroy Services, LLC ("KSLLC"). In connection with the merger, the interests held by Messers Kilroy were liquidated resulting in Messers Kilroy receiving $8,000 in cash and KSLLC became a wholly-owned subsidiary of the Company. As a result, KSLLC will be consolidated for financial reporting purposes beginning January 1, 2001.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

   The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities. The consolidated financial statements as of and for the years ended December 31, 2000 and 1999 also include the consolidated financial position and results of operations of the Development LLCs. The Development LLCs are consolidated for financial reporting purposes since the Company holds significant control over the entities through a 50% managing partner ownership interest, combined with the ability to control all significant development and operating decisions. The operating results of the development services business conducted by Kilroy Services, Inc. ("KSI") are accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Significant Accounting Policies:

   Operating properties--Operating properties are carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties are capitalized to the Company's investment in that property. Maintenance and repairs are charged to expense as incurred. The Company's stabilized portfolio of operating properties consists of all of the Company's Office and Industrial Properties, excluding projects currently under construction or in pre-development and lease-up properties. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets.

   The Company evaluates fair value for financial reporting purposes on a property by property basis using future undiscounted cash flows, excluding interest charges. In the event that periodic assessments or other factors reveal a potential impairment condition, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company had not recorded any such impairment losses at December 31, 2000, 1999 and 1998.

   Depreciation and amortization--The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 20 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2000, 1999 and 1998, was $35.6 million, $29.0 million, and $23.7 million, respectively.

   Construction in progress--Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are

                           KILROY REALTY CORPORATION
capitalized during the period in which activities necessary to get the property ready for its intended use are in progress. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property.

   Cash and cash equivalents--The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

   Restricted cash--Restricted cash consists of cash held as collateral to provide credit enhancement for the Company's mortgage debt, cash reserves for property taxes, capital expenditures and tenant improvements, and at December 31, 2000, $28.4 million in proceeds received from property dispositions that are held at Qualified Intermediaries for future use in tax-deferred exchanges.

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

   Deferred financing and leasing costs--Costs incurred in connection with debt financing and property leasing are capitalized as deferred financing and leasing costs. Deferred financing costs include loan fees which are amortized using the effective interest method over the terms of the respective loans. Deferred leasing costs include leasing commissions which are amortized on the straight-line method over the initial lives of the leases which range from one to 15 years.

   Minority interests--Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs.

   Other income--Other income includes revenue earned from lease termination fees and management fees. For the year ended December 31, 2000, other income also included the equity in earnings from unconsolidated real estate (see Note
13) and for the year ended December 31, 1999, other income includes gains on dispositions of undeveloped land.

   Income taxes--The Company believes it qualifies and intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the

                           KILROY REALTY CORPORATION
taxable year ended December 31, 1997. As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 95% of its taxable income to its stockholders and satisfies certain quarterly requirements of the Code relating to the composition of its income and assets. Pursuant to recently enacted legislation the 95% distribution requirement will be reduced to 90% effective for taxable years beginning after December 31, 2000. The Company had met all of its REIT distribution and technical requirements at December 31, 2000, 1999 and 1998. State income tax requirements are essentially the same as Federal tax requirements.

   Fair value of financial instruments--The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2000 and 1999.

   Derivative financial instruments--The Company periodically enters into derivative financial instruments such as interest rate caps and interest rate swaps to effectively limit interest expense on the Company's floating rate debt during periods of rising interest rates. These derivative financial instruments are designated as hedges and deferral accounting has been applied. Net amounts paid or received under these agreements are recognized as adjustments to interest expense The initial premiums on cap agreements are amortized over the life of the agreement using the straight-line method.

   Use of estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   Reclassifications--Certain prior year amounts have been reclassified to conform to the current year's presentation.

   Concentration of credit risk--151 of the Company's total 161 properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

   For the year ended December 31, 2000, the Company's largest tenant as defined by the percentage of the Company's total base rental revenues, The Boeing Company, accounted for approximately 9.2% of the Company's total base revenues. During the years ended December 31, 1999 and 1998, Hughes Space and Communications was the Company's largest tenant and accounted for 6.4% and 7.4% of the Company's base rental revenues. During the year ended December 31, 2000, The Boeing Company acquired Hughes Space & Communications' business and related operations. Had this merger occurred prior to the year 2000, The Boeing Company and Hughes Space and Communications together accounted for approximately 10.2% and 11.6% of the Company's total base revenues, for the years ended December 31, 1999 and 1998, respectively. At December 31, 2000, the Company had no outstanding tenant receivables from this tenant.

   The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $0.1 million per institution. At December 31, 2000 and 1999, the Company had cash accounts in excess of FDIC insured limits.

                           KILROY REALTY CORPORATION

   Recent accounting pronouncements--The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." ("SFAS 138") in June 1998 and June 2000, respectively. SFAS 133 and SFAS 138 are effective for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value. If the derivative instrument qualifies as a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 and 138 on January 1, 2001 and recorded a $2.0 million non-cash charge to other comprehensive income and a $1.4 million non-cash charge to the income statement as the cumulative effect of change in accounting principle.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC issued SAB 101B to defer the effective date for implementation of SAB 101 until the fourth quarter of fiscal 2000. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

3. Acquisitions, Dispositions, and Completed Development Projects

 Acquisitions of Undeveloped Land

   During the year ended December 31, 2000, the Company acquired 20 acres of undeveloped land through two separate transactions from two unaffiliated third parties for $15.5 million, consisting of $7.0 million in cash and the issuance of an $8.5 million mortgage note payable due to one of the sellers. The $8.5 million mortgage note is payable upon the earlier of the successful completion of infrastructure improvements to the undeveloped land that the seller is obligated to perform, or December 31, 2003, the note's stated maturity. Through December 31, 2000 the note accrued interest at 10.00% per annum. If the infrastructure improvements are not completed by December 31, 2000, the note will not accrue any additional interest and the principal balance of the note will be reduced at the rate of $1,000 per day. As of December 31, 2000, the infrastructure improvements were not completed. The Company currently expects that the infrastructure improvements will be completed in the fourth quarter of 2001.

   During the year ended December 31, 1999, the Company consummated a series of transactions to acquire 31 acres of undeveloped land for an aggregate purchase price of approximately $16.3 million in cash and 119,460 common limited partnership units of the Operating Partnership valued at approximately $2.5 million based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange ("NYSE") at the time of acquisition. The common limited partnership units were issued in connection with the acquisition of three acres of undeveloped land located in San Diego, California from The Allen Group (see Note 13).

   During the first quarter of 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California for $16.1 million and 184,172 common limited partnership units of the Operating Partnership valued at $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of acquisition. The undeveloped land was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997 that provided for the joint development of two multi-phased office projects with approximately 1.1 million aggregate rentable square feet over the next three years (see Note 13).

                           KILROY REALTY CORPORATION

 Acquisitions of Operating Properties

   In October 2000, the Company acquired a 25% tenancy-in-common interest in office complex located in El Segundo, California from Kilroy Airport Imperial Co. The complex encompasses approximately 366,000 aggregate rentable square feet and is comprised of two office buildings and one parking structure. The remaining 75% tenancy-in-common interest was acquired in January 2001 (see Notes 13 & 19).

   During the year ended December 31, 1999, the Company consummated a series of transactions to acquire three office buildings and the 12.5% minority interest in a three-building complex the Company owns in Diamond Bar, California for an aggregate purchase price of approximately $28.2 million in cash and 168,402 common limited partnership units of the Operating Partnership valued at approximately $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time of acquisition. The three office buildings contain approximately 176,900 aggregate rentable square feet. The common limited partnership units were issued in connection with the acquisition of two office buildings located in San Diego, California from entities controlled by a senior executive officer of The Allen Group (see Note
13).

   The cash portions of the 2000 and 1999 operating property and undeveloped land acquisitions were all funded primarily with existing working capital and borrowings on the Company's revolving unsecured credit facility and unsecured term facility.

 Dispositions of Undeveloped Land

   During the year ended December 31, 1999, the Company consummated a series of transactions to sell 13 acres of undeveloped land for an aggregate sales price of $5.1 million. As a result of the sale of eight acres in Calabasas, a portion of the public facility bonds related to this land parcel was defeased. The total gain on sale of $0.5 million from these dispositions is included in other income in the consolidated statements of operations.

 Dispositions of Operating Properties

   During the year ended December 31, 2000, the Company sold the following properties:

   Property                        Month of                  Rentable Square   Sales Price
   Type              Location     Disposition # of Buildings      Feet       ($ in millions)
   --------      ---------------- ----------- -------------- --------------- --------------
   Industrial..  Lake Forest, CA    January         2             45,300         $  3.3
   Industrial..  Garden Grove, CA    April          1            110,200            6.3
   Industrial..  Carlsbad, CA        June           1             82,900          12.6(1)
   Office......  Aliso Viejo, CA     June           5            134,700           18.0
   Industrial..  San Jose, CA        July           5            431,400           62.4
   Office......  Fullerton, CA      August          4            152,000           11.0
                                                   ---           -------         ------
     Total..................................        18           956,500         $113.6
                                                   ===           =======         ======

--------
(1) In connection with the disposition of the industrial property in Carlsbad, California, the Company repaid $6.8 million on the principal balance of an existing $90.0 million variable rate mortgage note payable (see Note 6).

                           KILROY REALTY CORPORATION

   During the year ended December 31, 1999, the Company sold the following properties:

   Property                            Month of    No. of   Rentable Square   Sales Price
   Type                Location       Disposition Buildings      Feet       ($ in millions)
   --------      -------------------- ----------- --------- --------------- --------------
   Industrial..  Ventura CA             August        1         125,500         $ 5.4
   Industrial..  Ontario, CA            August        1         153,600           5.6
   Office......  Anaheim, CA           December       5         113,700           8.0
   Industrial..  Huntington Beach, CA  December       3          56,700           3.6
                                                     ---        -------         -----
     Total......................................     10         449,500         $22.6
                                                     ===        =======         =====

   The Company used the proceeds from its 2000 and 1999 dispositions to fund development expenditures and to fund the Company's share repurchase program (see Note 9).

 Completed Development Projects

   During the year ended December 31, 2000, the Company completed and stabilized the following development projects:

   Property                                      No. of   Rentable Square Stabilized
   Type          Location    Stabilization Date Buildings      Feet       Occupancy
   --------   -------------- ------------------ --------- --------------- ----------
   Office..   Del Mar, CA         Q1 2000           1           72,300       100%
   Office..   Del Mar, CA         Q2 2000           1          129,700       100%
   Office..   Del Mar, CA         Q2 2000           1          112,100       100%
   Office..   San Diego, CA       Q3 2000           1          103,000       100%
   Office..   San Diego, CA       Q3 2000           1           62,400       100%
   Office..   West LA, CA         Q3 2000           1          151,000       100%
   Office..   Calabasas, CA       Q4 2000           1          102,300        97%
   Office..   Long Beach, CA      Q4 2000           1          197,300        99%(1)
   Office..   San Diego, CA       Q4 2000           1           76,200       100%
                                                   ---       ---------
     Total...................................       9        1,006,300
                                                   ===       =========

--------
(1) This project reached 99% occupancy at January 15, 2001 and was 89% occupied at December 31, 2000.

   During the year ended December 31, 1999, the Company stabilized the following development projects:

   Property                                         No. of   Rentable Square Stabilized
   Type             Location    Stabilization Date Buildings      Feet       Occupancy
   --------      -------------- ------------------ --------- --------------- ----------
   Office......  San Diego, CA       Q2 1999           1           71,000       100%
   Industrial..  Anaheim, CA         Q3 1999           2          211,400       100%
   Office......  Long Beach, CA      Q3 1999           1          136,000       100%
   Office......  Del Mar, CA         Q3 1999           1           40,000       100%
   Office......  San Diego, CA       Q3 1999           2          172,800       100%
   Industrial..  Anaheim, CA         Q4 1999           3          382,500       100%(1)
   Industrial..  Brea, CA            Q4 1999           2          178,800       100%
   Office......  Del Mar, CA         Q4 1999           1           52,400       100%
                                                      ---       ---------
     Total.......................................     13        1,244,900
                                                      ===       =========

--------
(1) This project was completed during the year ended December 31, 1998 and reached stabilized occupancy of at least 95% during the year ended December 31, 1999.

                           KILROY REALTY CORPORATION

4. Tenant Receivables

   Tenant receivables consisted of the following at December 31:

                                                              2000     1999
                                                             -------  -------
                                                             (in thousands)
   Tenant rent, reimbursements, and other receivables....... $13,689  $ 9,305
   Unbilled deferred rent...................................  22,449   15,466
   Allowance for uncollectible tenant receivables and
    unbilled deferred rent..................................  (3,617)  (2,693)
                                                             -------  -------
     Tenant receivables, net................................ $32,521  $22,078
                                                             =======  =======

5. Deferred Financing and Leasing Costs

   Deferred financing and leasing costs are summarized as follows at December
31:

                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)

   Deferred financing costs................................. $ 10,868  $  6,892

   Deferred leasing costs...................................   47,425    32,872
                                                             --------  --------
     Total deferred financing and leasing costs.............   58,293    39,764

   Accumulated amortization.................................  (18,619)  (11,924)
                                                             --------  --------
     Deferred financing and leasing costs, net.............. $ 39,674  $ 27,840
                                                             ========  ========

                           KILROY REALTY CORPORATION

6. Secured Debt

   Secured debt consisted of the following at December 31:

                                                               2000     1999
                                                             -------- --------
                                                              (in thousands)
   Mortgage note payable, due April 2009, fixed interest at
    7.20%, monthly principal and interest payments.........  $ 92,465 $ 93,953
   Mortgage note payable, due October 2003, interest at
    LIBOR plus 1.75%, (8.32% and 7.94% at December 31, 2000
    and 1999, respectively), monthly interest-only
    payments(a)(b).........................................    83,213   90,000
   Mortgage note payable, due February 2022, fixed interest
    at 8.35%, monthly principal and interest payments(c)...    79,495   80,812
   Construction loan payable, due April 2002, interest
    between LIBOR plus 2.00% and LIBOR plus 2.70%, (8.86%
    at December 31, 2000)(b)(d)(e).........................    50,068
   Mortgage note payable, due May 2017, fixed interest at
    7.15%, monthly principal and interest payments.........    28,549   29,440
   Mortgage note payable, due June 2004, interest at LIBOR
    plus 1.75%, (8.49% at December 31, 2000), monthly
    principal and interest payments(b).....................    21,890
   Mortgage loan payable, due November 2014, fixed interest
    at 8.13%, monthly principle and interest payments......    12,844
   Mortgage note payable, due December 2005, fixed interest
    at 8.45%, monthly principal and interest payments......    12,523   12,973
   Construction loan payable, due November 2002, interest
    at LIBOR plus 3.00% (9.73% at December 31,
    2000)(b)(e)............................................    11,367
   Mortgage note payable, due November 2014, fixed interest
    at 8.43%, monthly principal and interest payments......    10,578   10,966
   Construction loan payable, due October 2002, interest at
    LIBOR plus 1.75% (8.37% at December 31, 2000)(b)(f)....     9,399
   Mortgage note payable, due December 2003, fixed interest
    at 10.00%, monthly interest accrued through December
    31, 2000, No interest accrues thereafter (see Note 3)..     8,500
   Mortgage note payable, due October 2013, fixed interest
    at 8.21%, monthly principal and interest payments......     7,070    7,372
   Construction loan payable, due April 2002, interest at
    LIBOR plus 1.75% (9.10% at December 31, 2000)(b)(e)....     4,727
                                                             -------- --------
                                                             $432,688 $325,516
                                                             ======== ========

--------
(a) During the year ended December 31, 2000, the Company repaid $6.8 million of the original $90.0 million principal balance in connection with the disposition of an industrial property in Carlsbad, California (see Note
    3).

(b) The variable interest rates stated as of December 31, 2000 and 1999 are based on the last repricing date during the respective year. The repricing rates may not be equal to LIBOR at December 31, 2000 and 1999.

(c) Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate equal to the greater of 13.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(d) In May 2000, the Company, through one of the Development LLCs, entered into an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on the this variable rate construction loan during periods of increasing interest rates. The agreement has an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The notional amount of the interest rate cap agreement was approximately $42.0 million at December 31, 2000.

(e) This loan contains options to extend the maturity for up to two six-month periods.

(f) This loan contains an option to extend the maturity for twelve months.

   The Company's secured debt was secured by 60 operating properties and five development projects under construction at December 31, 2000 with a combined net book value of $581 million and 55 operating properties at December 31, 1999 with a combined net book value of $459 million. As of December 31, 2000 and 1999, the Company's secured debt had a weighted average interest rate of 8.16% and 7.80%, respectively.

                           KILROY REALTY CORPORATION

   At December 31, 2000, seven of the Company's secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The secured notes payable are secured by deeds of trust on certain of the Company's properties and the assignment of certain rents and leases associated with those properties.

   Scheduled principal payments for the above secured debt at December 31, 2000 were as follows:

   Year Ending
   -----------                                                    (in thousands)
    2001.........................................................   $  5,675
    2002.........................................................     81,709
    2003.........................................................     98,358
    2004.........................................................     27,719
    2005.........................................................     16,965
    Thereafter...................................................    202,262
                                                                    --------
     Total.......................................................   $432,688
                                                                    ========

7. Unsecured Line of Credit and Unsecured Term Facility

   In November 1999, the Company increased its borrowing capacity and obtained a new $400 million unsecured revolving credit facility (the "Credit Facility") with a bank group lead by Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank, to replace its previous $350 million Credit Facility which was scheduled to mature in February 2000. The Credit Facility bears interest at a rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.26% and 7.56% at December 31, 2000 and 1999, respectively), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. At December 31, 2000 and 1999, the Company had borrowings of $191 million and $228 million, respectively, outstanding under the Credit Facility. Availability under the Credit Facility, was approximately $75.0 million at December 31, 2000. The fee for unused funds ranges from 0.20% to 0.35% depending on the Company's leverage ratios. The Company expects to use the available borrowing capacity under the Credit Facility to finance development expenditures and for general corporate uses.

   In September 2000, the Company borrowed $100.0 million under an unsecured debt facility from a bank group led by The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York. The $100.0 million facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (8.19% at December 31, 2000), depending upon the Company's leverage ratio at the time of borrowing.

   In January 2001, the Company entered into an interest rate swap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement expires in November 2002, requires the Company to pay fixed rate interest payments based on an interest rate of 5.48% and receive floating rate interest payments based on one-month LIBOR.

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

                           KILROY REALTY CORPORATION

   In February 2000, the Company entered into an interest rate cap agreement with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreement cost $1.9 million, began in July 2000, had a LIBOR based cap rate of 6.50%, and a contractual expiration date of January 2002. The Company terminated this cap agreement on January 2, 2001.

   As of December 31, 1999, the Company was party to two interest rate cap agreements with a total notional amount of $150 million to effectively limit interest expense on the Company's floating rate debt during periods of increasing interest rates. The agreements had LIBOR based cap rates of 6.50% and expired in July 2000.

   The Credit Facility and the $100.0 million facility contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of the Credit Facility and the $100.0 million facility covenants at December 31, 2000 and 1999.

   Interest capitalized for the years ended December 31, 2000 and 1999 and 1998 was $18.0 million, $11.3 million, and $8.2 million, respectively.

8. Minority Interests

 Common Limited Partnership Unitholders

   The Company owned an 87.6% and 86.8% general partnership interest in the Operating Partnership as of December 31, 2000 and 1999, respectively. The remaining 12.4% and 13.2% common limited partnership interest as of December 31, 2000 and 1999, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units.

   During the years ended December 31, 2000 and 1999, the Operating Partnership issued 1,133 and 472,034 common limited partnership units in the Operating Partnership, respectively, in connection with certain operating property and undeveloped land acquisitions (see Notes 3 and 13).

   During the year ended December 31, 2000, 481,290 common limited partnership units of the Operating Partnership were exchanged into shares of the Company's common stock on a one-for-one basis. Of these 481,290 common limited partnership units, 364,200 common limited partnership units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. In addition, 1,739 of the 481,290 common limited partnership units were owned by a Vice President of the Company (see notes 9 and 13). During the year ended December 31, 1999, 444,200 common limited partnership units of the Operating Partnership, of which 440,000 common limited partnership units were owned by John B. Kilroy, Sr., John B. Kilroy, Jr., and Kilroy Industries were exchanged into shares of the Company's common stock on a one-for-one basis (see Notes 9 and 13). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common limited partnership unitholders.

 Preferred Unitholders

   In December 1999, the Company issued 900,000 9.250% Series D Cumulative Redeemable Preferred units, representing preferred limited partnership interests in the Operating Partnership (the "Series D Preferred units"), with a liquidation value of $50.00 per unit, in exchange for a gross contribution to the Operating Partnership of $45.0 million. The Company used the contribution proceeds, less applicable transaction costs and expenses of

                           KILROY REALTY CORPORATION

$1.2 million, for the repayment of borrowings outstanding under the Credit Facility. The Series D Preferred units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after December 9, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series D Preferred units are exchangeable at the option of the majority of the holders for shares of the Company's 9.250% Series D Cumulative Redeemable Preferred stock beginning December 9, 2009, or earlier under certain circumstances.

   As of December 31, 2000 and 1999, the Company had issued and outstanding 700,000 9.375% Series C Cumulative Redeemable Preferred units (the "Series C Preferred units") and 1,500,000 8.075% Series A Cumulative Redeemable Preferred units (the "Series A Preferred units"), representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. The Series A and Series C Preferred units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after November 24, 2003 and February 6, 2003, respectively, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A and Series C Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company's 9.375% Series C Cumulative Redeemable Preferred stock beginning November 24, 2008, and the Company's 8.075% Series A Cumulative Redeemable Preferred stock beginning February 6, 2008, respectively, or earlier under certain circumstances.

   The Company makes quarterly distributions to the Series A, Series C and Series D Preferred unitholders on the 15th day of each February, May, August and November. Included in the Series A, Series C and Series D Preferred unit balances on the balance sheet at December 31, 2000 were $0.8 million, $0.4 million and $0.5 million of accrued distributions payable to the Series A, Series C and Series D Preferred unitholders, respectively. Included in the Series A, Series C and Series D Preferred unit balances on the balance sheet at December 31, 1999 were $0.8 million and $0.4 million and $0.2 million of accrued distributions payable to the Series A, Series C and Series D Preferred unitholders, respectively.

 Development LLCs

   The Company became a 50% managing member in each of the Development LLCs in March 1999 as a result of the acquisition of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs (see Notes 3 and 13). The Development LLCs are consolidated for financial reporting purposes because the Company holds a 50% ownership interest combined with the ability to control all significant development decisions.

9. Stockholders' Equity

   The Company announced the approval of its share repurchase program in December 1999, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. During the first quarter of 2000, the Company repurchased 1,999,300 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 million, or $20.58 per share. The Company did not repurchase any shares of common stock in the second, third and fourth quarters of 2000. During December 1999, the Company repurchased 265,000 shares in open market transactions for an aggregate repurchase price of $5.4 million or $20.19 per share. Repurchases during 2000 and 1999 were funded primarily through proceeds received from the Company's dispositions, working capital and borrowings on the Company's Credit Facility.

   In June 2000, the Company's Compensation Committee, comprised of two independent directors, granted 175,000 shares of restricted stock to certain key employees, the grantees. All of the shares of restricted stock

                           KILROY REALTY CORPORATION
granted, which were sold for $0.01 per share, contain cliff-vesting provisions such that the shares vest 100% on March 1, 2003. Compensation expense for the restricted shares is calculated based upon the Company's closing share price of $24.94 on the June 23, 2000 grant date, and is amortized on a straight-line basis over the vesting period and included in general and administrative expenses in the consolidated statements of operations. The restricted shares have the same dividend and voting rights as common stock. The restricted shares are included in the Company's calculation of weighted average outstanding shares at December 31, 2000.

   During 2000, 481,290 common limited partnership units of the Operating Partnership were exchanged into shares of the Company's common stock. Of these 481,290 common limited partnership units, 364,200 common limited partnership units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company's Board of Directors and John B. Kilroy, Jr., the Company's President and Chief Executive Officer. In addition, 1,739 of the 481,290 common limited partnership units, were owned by a Vice President of the Company (see notes 8). During 1999, 444,200 common limited partnership units of the Operating Partnership, of which 440,000 common limited partnership units were owned by John B. Kilroy, Sr., John B. Kilroy, Jr., and Kilroy Industries were exchanged into shares of the Company's common stock (see Notes 8).

   During 2000 and 1999, the SEC declared effective four registration statements filed by the Company on Form S-3 which registered the potential issuance and resale of up to a total of 4,672,902 shares of the Company's common stock in exchange for 4,672,902 common limited partnership units of the Operating Partnership previously issued in connection with certain 1997, 1998 and 1999 property acquisitions and the formation of the Operating Partnership. The common limited partnership units may be exchanged at the Company's option into shares of the Company's common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock resulting from any such exchange.

   In September 1999, the SEC declared effective the Company's registration statement on Form S-3 with respect to 1,000,000 shares of the Company's common stock to be issued under the Company's Dividend Reinvestment and Direct Purchase Plan (the "Plan"). The Plan, which is designed to provide the Company's stockholders and other investors with a convenient and economical method to purchase shares of the Company's common stock, consists of three programs: the Dividend Reinvestment Program (the "DRIP"), the Cash Option Purchase Plan (the "COPP"), and the Waiver Discount Plan (the "WDP"). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company's common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company's common stock by making optional cash purchases, at a discount to market of up to 2% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan acquires shares of the Company's common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for shares acquired under the WDP which are purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. The Company intends to use the proceeds received from the Plan, less transaction costs, for development and investment activities, repayment of outstanding indebtedness and general corporate uses. As of December 31, 2000, there have been no previously unissued shares acquired under the Plan.

   In May 1999, the Company filed a registration statement on Form S-8 with the SEC that registered the potential issuance and resale of up to 1,500,000 shares of the Company's common stock issuable to the Company's employees and directors under the 1997 Stock Option and Incentive Plan (see Note 11).

                           KILROY REALTY CORPORATION

   The Company has an effective "shelf" registration statement for the issuance of $313 million of the Company's equity securities at March 9, 2001.

   Accrued distributions at December 31, 2000 and 1999, consisted of the following amounts payable to registered common stockholders of record holding 26,475,470 and 27,808,410 shares of common stock, respectively, and common unitholders holding 3,748,545 and 4,228,702 common limited partnership units of the Operating Partnership, respectively:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Distributions payable to:
     Common stockholders....................................... $11,914 $11,680
     Common unitholders of the Operating Partnership...........   1,687   1,776
                                                                ------- -------
       Total accrued distributions............................. $13,601 $13,456
                                                                ======= =======

10. Future Minimum Rent

   The Company has operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2000, are summarized as follows:

   Year Ending
   -----------                                                    (in thousands)
    2001.........................................................   $154,709
    2002.........................................................    141,026
    2003.........................................................    132,951
    2004.........................................................    118,940
    2005.........................................................    100,452
    Thereafter...................................................    347,649
                                                                    --------
     Total.......................................................   $995,727
                                                                    ========

11. Employee Retirement and Stock Option and Incentive Plans

 Retirement Savings Plan

   Effective November 1, 1997, the Company adopted a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to twenty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant's annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum period of credited service. For the years ended December 31, 2000, 1999, and 1998, the Company contributed $0.2 million, $0.1 million, and $0.1 million respectively to the 401(k) Plan.

                           KILROY REALTY CORPORATION

 Stock Option and Incentive Plan

   The Company has established a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining officers and key employees, under which restricted shares or stock options may be granted. The Stock Plan authorizes the issuance of 3,000,000 shares of common stock of the Company. At December 31, 2000 and 1999, an aggregate of 1,608,140 and 1,003,000 options were exercisable for shares of the Company's common stock at a weighted average exercise price of $23.20 and $23.24, respectively. The weighted average exercise price of the options outstanding at December 31, 2000 and 1999 was $23.13 and $23.07, respectively, with a weighted average remaining contractual life of 7.1 years and 8.0 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

   Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of two Directors who are not officers of the Company, determines compensation, including awards under the Stock Plan, for the Company's executive officers. Restricted stock has the same dividend and voting rights as common stock and is issued and outstanding. In connection with the Company's initial public offering in January 1997, 100,000 shares of restricted stock were issued to an executive officer of the Company for a price of $1,000 and vest 20% per year over a five-year period. Compensation expense is determined by reference to the market value of the Company's common shares and is being amortized on a monthly basis over the five-year vesting period. Compensation expense relating to these shares was approximately $0.4 million for the year ended December 31, 2000, and approximately $0.5 million for the years ended December 31, 1999 and 1998. On June 23, 2000, the Company granted 175,000 shares of restricted stock to certain key employees, the grantees. The shares of restricted stock contain stock-vesting provisions such that the shares vest 100% on March 1, 2003. Compensation expense for the restricted shares is calculated based on the closing per share price of $24.94 on the June 23, 2000 grant date and is amortized on a straight-line basis over the vesting period. The compensation expense related to this restricted stock grant was approximately $0.8 million for the year ended December 31, 2000. In the event all of the grantees remain with the Company until the March 1, 2003 stock-vesting date, non-cash compensation expense related to this grant will be recorded at a rate of approximately $1.6 million per year. Restricted shares are included in the Company's outstanding shares at December 31, 2000.

   The Company's stock option activity is summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
   Outstanding at December 31, 1997................. 1,185,000       $23.80
     Granted........................................ 1,339,000        23.28
     Cancelled......................................  (180,000)       26.30
                                                     ---------
   Outstanding at December 31, 1998................. 2,344,000        23.37
     Granted........................................    25,000        20.38
     Cancelled......................................  (375,000)       24.43
                                                     ---------
   Outstanding at December 31, 1999................. 1,994,000        23.07
     Granted........................................    95,000        23.93
     Exercised......................................   (59,535)       22.42
     Cancelled......................................   (16,666)       27.69
                                                     ---------
   Outstanding at December 31, 2000................. 2,012,799       $23.13
                                                     =========

                           KILROY REALTY CORPORATION

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and will continue to use the intrinsic value based method of accounting prescribed by Account Practice Bulletin opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accordingly, no compensation cost has been recognized for the options granted under the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income on a per share basis would have been adjusted to the pro forma amounts indicated below:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                         (in thousands, except
                                                          per share amounts)
   Net income:
     As reported....................................... $46,846 $39,895 $38,822
     Pro forma.........................................  44,638  37,264  37,265
   Net income per common share--basic:
     As reported.......................................    1.76    1.44    1.44
     Pro forma.........................................    1.68    1.35    1.38
   Net income per common share--diluted:
     As reported.......................................    1.75    1.44    1.43
     Pro forma......................................... $  1.67 $  1.34 $  1.38

   The fair value of each option grant issued in 2000, 1999, and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (amounts shown as 2000, 1999, and 1998, respectively): (a) dividend yield of 6.90%, 6.73%, and 6.31%, (b) expected volatility of the Company's stock of 26.2%, 27.0%, and 26.2%, (c) risk free interest rate of 5.18%, 6.64%, and 4.73%, and (d) expected option life of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

12. Commitments and Contingencies

   Operating leases--The Company has noncancelable ground lease obligations on the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for an additional 30 years; 12312 W. Olympic Boulevard in Santa Monica, California with the primary lease expiring in January 2065 and a smaller secondary lease expiring in September 2011; Kilroy Airport Center, Long Beach, California with an initial lease period expiring July 2035; and 9455 Towne Center in San Diego, California expiring in
October 2043. On the Kilroy Airport Center and the SeaTac Office Center ground leases, rentals are subject to adjustments every five years based on the Consumer Price Index. On the 12312 W. Olympic Boulevard ground lease, rentals are subject to adjustments every year based on the Consumer Price Index. Subsequent to December 31, 2000, the Company acquired the fee interest in the land at 9455 Towne Center in San Diego, California and the ground lease was terminated.

                           KILROY REALTY CORPORATION

   The minimum commitment under these leases at December 31, 2000 was as follows:

   Year Ending
   -----------                                                    (in thousands)
    2001.........................................................    $ 1,946
    2002.........................................................      1,957
    2003.........................................................      1,967
    2004.........................................................      1,957
    2005.........................................................      1,954
    Thereafter...................................................     46,638
                                                                     -------
     Total.......................................................    $56,419
                                                                     =======

   Purchase agreement--In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds and other tenancy requirements. The purchase price for this property will be determined at the time of acquisition based on the net operating income at that time. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

   Litigation--Neither the Company nor any of the Company's properties are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company's cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company's cash flows, financial condition or results of operations.

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

 Note Receivable from Related Party

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

   On May 1, 2000, the Company purchased a non-recourse note receivable secured by the aforementioned office complex with an outstanding principal balance of $60.8 million, accrued interest of $10.2 million, an annual interest rate of 9.63%, and a maturity date of February 1, 2005 from an institutional lender for $45.3 million. At the time of the acquisition, KAICO was in payment default under the terms of the note. The

                           KILROY REALTY CORPORATION

Company recorded its investment in the impaired note at the $45.3 million purchase price and recorded no additional impairment allowance since the Company believes that the purchase price of the note is less than the fair market value of the complex securing it as supported by independent, third-party appraisals. The Company and KAICO also entered into agreements whereby the Company agreed to pay KAICO approximately $3.3 million for the reimbursement of expenditures incurred by KAICO on the complex since 1997 and for the modification of an existing option that the Company holds to purchase the complex. The acquisition of the note was funded with borrowings under the Company's revolving credit facility.

   As a result of the acquisition of the note, the Company received approximately $2.7 million which was recorded as interest income. In October 2000, the Company and KAICO agreed to modify the terms of the note to write down the principal value and accrued interest to $45.3 million. In connection with the modification of the note in October 2000, a wholly-owned subsidiary of the Company acquired a 25% tenancy-in-common interest in the complex from KAICO subject to 25% or $11.3 million of the $45.3 million note in exchange for 1,133 common units of the Operating Partnership valued at approximately $30,000 based upon the closing share price of the Company's common stock as reported on the New York Stock Exchange. During the fourth quarter of 2000 the Company recorded approximately $0.2 million as other income related to its equity in earnings from its 25% tenancy-in-common interest. The tenancy-in-common interest is included as an investment in unconsolidated real estate in the consolidated balance sheet as of December 31, 2000.

   On January 9, 2001, the Operating Partnership acquired the remaining 75% tenancy-in-common interest in the complex from KAICO for $33.4 million in cash. KAICO concurrently used the proceeds to pay off the outstanding note receivable balance and related accrued interest to the Company.

 Acquisitions

   In March 1999, the Company acquired three office buildings in San Diego, California from entities controlled by a senior executive officer of The Allen Group in exchange for $17.5 million in cash and 168,402 common units of the Operating Partnership valued at approximately $3.6 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the property was acquired (see Note 3). The office property, which contains approximately 126,000 aggregate rentable square feet and is 100% leased through February 2014, was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997, prior to The Allen Group becoming a related party of the Company. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan $2.3 million to a limited liability company controlled by a senior executive officer of The Allen Group to finance tenant improvements to this property. The $2.3 million balance of the note, which was secured by the pledge of membership interests in the limited liability company, and the related interest, which accrued at a rate of Prime plus 1.00%, was repaid to the Company in connection with the acquisition. A former Executive Vice President of the Company received 98,476 of the total 168,402 common limited partnership units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

   In February 1999, the Company acquired three acres of undeveloped land in San Diego, California from entities controlled by a senior executive officer of the Allen Group in exchange for $0.4 million in cash and 119,460 common limited partnership units of the Operating Partnership valued at approximately $2.5 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the undeveloped land was acquired (see
Note 3). A former Executive Vice President of the Company received 76,896 of the total 119,460 common limited partnership units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

                           KILROY REALTY CORPORATION

   During the first quarter of 1999, the Company acquired a 50% interest in 55 acres of undeveloped land in San Diego, California in exchange for $16.1 million and 184,172 common limited partnership units of the Operating Partnership valued at approximately $3.8 million based upon the closing share price of the Company's common stock as reported on the NYSE at the time the undeveloped land was acquired (see Note 3). The interest in the undeveloped land was acquired pursuant to an existing agreement executed by the Company and The Allen Group in October 1997 that provided for the joint development of two office projects with approximately 1.1 million aggregate rentable square feet over the next three years. Both the Company and The Allen Group contributed their respective 50% interests in the undeveloped land to the two Development LLCs. In connection with this anticipated transaction, the Company entered into an agreement in May 1998 to loan up to $8.5 million to a limited partnership controlled by a senior executive officer of The Allen Group to finance infrastructure improvements on the undeveloped land. The $8.5 million balance of the note, which was secured by the undeveloped land, was assumed by one of the Development LLCs. The related interest, which accrued at a rate of LIBOR plus 1.85%, was paid to the Company by the limited partnership. A former Executive Vice President of the Company received 69,694 of the total 184,172 common limited partnership units issued in connection with the acquisition. The acquisition was based upon terms that the Company believes were comparable to terms obtainable from third-parties based on arm's-length negotiations.

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

 Other Transactions

   Pursuant to management agreements, the Operating Partnership provided management and leasing services during 2000, 1999 and 1998, and KSI provided development services during 1998, with respect to two properties, each of which is beneficially owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. The Operating Partnership recorded fees of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2000, 1999, and 1998, respectively, relating to the management and leasing services. KSI recorded fees of $0.1 million for the year ended December 31, 1998 related to the development services.

   In October 1997, KSI entered into a management agreement to manage the development of certain properties owned by entities under the common control of a senior executive officer of The Allen Group. At December 31, 2000 and 1999, KSI had a receivable balance of $.2 million and $0.3 million for management fees earned, respectively.

   At December 31, 2000, other assets include a note receivable and accrued interest totaling $0.3 million due from a Senior Vice President of the Company. The note bears interest at 8%, matures in July 2005 and is secured by real property owned by the officer.

14. Fair Value of Financial Instruments

   The carrying amounts of the Company's cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company's variable rate secured debt and unsecured term facility, outstanding borrowings on the Credit Facility, and note receivable from related party approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.

                           KILROY REALTY CORPORATION

   For fixed rate secured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate secured debt was $257 million and $225 million at December 31, 2000 and 1999, respectively.

   For the Series A, Series C, and Series D Preferred units, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of fixed rate financial instruments. The fair value of the Series A, Series C and Series D Preferred units was $142 million and $146 million at December 31, 2000 and 1999, respectively.

   For interest rate cap agreements and interest rate swap agreements, the Company estimates fair value by using available market information and appropriate valuation techniques. At December 31, 2000 and 1999, the Company's derivative instruments had a negative fair value of $1.9 million and zero, respectively.

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

                           KILROY REALTY CORPORATION

   The following tables reconcile the Company's segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2000, 1999 and 1998.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (in thousands)
Revenues and Expenses

Office Properties:
Operating revenues(1)............................ $132,172  $109,272  $ 96,077
Property and related expenses....................   31,766    26,539    24,163
                                                  --------  --------  --------
Net operating income, as defined.................  100,406    82,733    71,914
                                                  --------  --------  --------
Industrial Properties:
Operating revenues(1)............................   50,339    49,253    39,313
Property and related expenses....................    7,815     7,896     6,724
                                                  --------  --------  --------
Net operating income, as defined.................   42,524    41,357    32,589
                                                  --------  --------  --------
Total Reportable Segments:
Operating revenues(1)............................  182,511   158,525   135,390
Property and related expenses....................   39,581    34,435    30,887
                                                  --------  --------  --------
Net operating income, as defined.................  142,930   124,090   104,503
                                                  --------  --------  --------
Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for
 reportable segments.............................  142,930   124,090   104,503
Other unallocated revenues:
  Interest income................................    4,602     1,175     1,698
Other unallocated expenses:
  General and administrative expenses............   11,114     9,091     7,739
  Provision for potentially unrecoverable pre-
   development costs.............................                        1,700
  Interest expense...............................   39,109    26,309    20,568
  Depreciation and amortization..................   41,125    33,794    26,200
                                                  --------  --------  --------
Income from operations before net gains on
 dispositions of operating properties, equity in
 income of unconsolidated subsidiary, and
 minority interests..............................   56,184    56,071    49,994
Net gains on dispositions of operating
 properties......................................   11,256        46
Equity in income of unconsolidated subsidiary....       10        17         5
Minority interests...............................  (20,604)  (16,239)  (11,177)
                                                  --------  --------  --------
Net income....................................... $ 46,846  $ 39,895  $ 38,822
                                                  ========  ========  ========

--------
(1) All operating revenues are comprised of amounts received from external tenants.

                           KILROY REALTY CORPORATION

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                             (in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net.................... $  828,449 $  684,629
Undeveloped land and construction in progress, net.......    162,633    189,645
Investment in unconsolidated real estate.................     12,405
Total assets.............................................  1,053,109    902,015

Industrial Properties:
Land, buildings and improvements, net....................    287,657    361,536
Total assets.............................................    302,524    377,179

Total Reportable Segments:
Land, buildings and improvements, net....................  1,116,106  1,046,165
Undeveloped land and construction in progress, net.......    162,633    189,645
Investment in unconsolidated real estate.................     12,405
Total assets.............................................  1,355,633  1,279,194

Reconciliation to Consolidated Assets:
Total assets for reportable segments.....................  1,355,633  1,279,194
Other unallocated assets:
  Cash and cash equivalents..............................     17,600     26,116
  Restricted cash........................................     35,014      6,636
  Note receivable from related party.....................     33,274
  Deferred financing costs, net..........................      7,707      6,535
  Prepaid expenses and other assets......................      7,941      2,020
                                                          ---------- ----------
    Total consolidated assets............................ $1,457,169 $1,320,501
                                                          ========== ==========

                                                                December 31,
                                                              ----------------
                                                                2000    1999
                                                              -------- -------
                                                               (in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for operating properties, undeveloped land and
 construction in progress.................................... $155,411 $97,139
Recurring capital expenditures and tenant improvements.......   10,448  15,662
Investment in unconsolidated real estate.....................   12,405

Industrial Properties:
Expenditures for operating properties, undeveloped land and
 construction in progress....................................           47,107
Recurring capital expenditures and tenant improvements.......    4,934   4,298

Total Reportable Segments:
Expenditures for operating properties, undeveloped land and
 construction in progress....................................  155,411 144,246
Recurring capital expenditures and tenant improvements.......   15,382  19,960
Investment in unconsolidated real estate.....................   12,405

--------
(1) Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

                           KILROY REALTY CORPORATION

16. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the three years ended December 31, 2000, 1999 and 1998:

                                       Year Ended December 31, 2000
                            -------------------------------------------------------
                                 Income              Shares            Per Share
                              (Numerator)        (Denominator)           Amount
                            ----------------   -------------------   --------------
                            (in thousands, except share and per share amounts)
   Basic...................   $         46,846           26,598,926    $         1.76
   Effect of dilutive
    securities:
     Stock options
      granted..............                                 156,058              (0.1)
                              ----------------  -------------------    --------------
   Diluted.................   $         46,846           26,754,984    $         1.75
                              ================  ===================    ==============

                                       Year Ended December 31, 1999
                            -------------------------------------------------------
                                 Income              Shares            Per Share
                              (Numerator)        (Denominator)           Amount
                            ----------------   -------------------   --------------
                            (in thousands, except share and per share amounts)
   Basic...................   $         39,895           27,701,495    $         1.44
   Effect of dilutive
    securities:
     Stock options
      granted..............                                  25,808
                              ----------------  -------------------    --------------
   Diluted.................   $         39,895           27,727,303    $         1.44
                              ================  ===================    ==============

                                       Year Ended December 31, 1998
                            -------------------------------------------------------
                                 Income              Shares            Per Share
                              (Numerator)        (Denominator)           Amount
                            ----------------   -------------------   --------------
                            (in thousands, except share and per share amounts)
   Basic...................   $         38,822           26,989,422    $         1.44
   Effect of dilutive
    securities:
     Stock options
      granted..............                                  70,566              (.01)
                              ----------------  -------------------    --------------
   Diluted.................   $         38,822           27,059,988    $         1.43
                              ================  ===================    ==============

17. Tax Treatment of Distributions

   The income tax reporting for distributions paid to registered common stockholders and common limited partnership unitholders during the years ended December 31, 2000 and 1999 was as follows:

                                                                 2000   1999
                                                                ------ ------
                                                                     (in
                                                                 thousands)
   Distributions for record dates March 31, June 30, and
    September 30 reportable in the current year................ $1.350 $1.260
   Distributions for record date December 31 reportable in
    following year.............................................  0.450  0.420
                                                                ------ ------
   Total distributions per share............................... $1.800 $1.680
                                                                ====== ======

                           KILROY REALTY CORPORATION

   The income tax treatment for distributions reportable in 2000 and 1999, as identified in the table above, was as follows:

                                                                 2000    1999
                                                                ------  ------
   Percent of distributions taxable as ordinary income........   62.71%  90.48%
   Percent of distributions taxable as unrecaptured section
    1250 capital gains........................................    3.56    0.71
   Percent of distributions taxable as twenty percent rate
    gain......................................................    8.42
   Percent of distributions not taxable as current year return
    of capital................................................   25.31    8.81
                                                                ------  ------
                                                                100.00% 100.00%
                                                                ======  ======

18. Quarterly Financial Information (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 2000 and 1999 was as follows:

                                               2000 Quarter Ended
                                  --------------------------------------------
                                             June
                                  March 31,   30,   September 30, December 31,
                                  --------- ------- ------------- ------------
                                    (in thousands, except per share amounts)
   Total revenues................  $43,764  $45,360    $47,221      $50,769
   Income before minority
    interests....................   14,449   17,939     21,519       13,544
   Net income....................    9,578   12,804     15,679        8,786
   Net income per common share
    diluted......................  $  0.35  $  0.49    $  0.59      $  0.33

                                               1999 Quarter Ended
                                  --------------------------------------------
                                             June
                                  March 31,   30,   September 30, December 31,
                                  --------- ------- ------------- ------------
                                    (in thousands, except per share amounts)
   Total revenues................  $37,550  $39,301    $40,202      $42,647
   Income before minority
    interests....................   13,780   14,951     15,109       12,294
   Net income....................    9,910   10,796     10,911        8,278
   Net income per common share
    diluted......................  $  0.36  $  0.39    $  0.39      $  0.30

19. Subsequent Events

   On January 16, 2001, aggregate distributions of $13.6 million were paid to common stockholders and common unitholders of record on December 31, 2000.

   On January 3, 2001, the Company entered into an interest rate swap agreement with a total notional amount of $150 million that begins in January 2001 (see
Note 7).

   On January 12, 2001 the Company acquired the fee interest from the City of San Diego for 9455 Town Center Drive, San Diego. The Company previously leased this property from the City of San Diego (see Note 12).

   On January 1, 2001, KSI merged into KSLLC and became a wholly owned subsidiary of the Company (See Note 1).

   On January 9, 2001, the Company acquired the remaining 75% tenancy-in-common interest in the KAICO complex (see Note 13).

                           KILROY REALTY CORPORATION

   On February 22, 2001, the Company sold one industrial building encompassing approximately 39,700 aggregate rentable square feet to an unaffiliated third party. The building, which is located in San Diego, California, was sold for an aggregate sales price of $3.3 million in cash.

   Subsequent to December 31, 2000, one of the Company's tenants, eToys Inc., defaulted on its lease and declared bankruptcy. In January 2001, the Company drew $15.0 million under letters of credit that the Company held as credit support under the terms of the lease.

                           KILROY REALTY CORPORATION

20. Schedule of Rental Property

                                                December 31, 2000
                   ----------------------------------------------------------------------------
                                                              Gross Amounts
                                              Costs          at which Carried
                        Initial Cost       Capitalized      at Close of Period                                       Net
                   ---------------------- Subsequent to --------------------------                   Date of       Rentable
                            Buildings and Acquisition/                             Accumulated   Acquisition(A)/    Square
Property Location    Land   Improvements   Improvement    Land   Building  Total   Depreciation Construction(C)(1)   Feet
-----------------  -------- ------------- ------------- -------- -------- -------- ------------ ------------------ --------
                                                            (dollars in thousands)
Office
 Properties:
Kilroy Airport
 Center,
 El Segundo
 El Segundo,
  California.....  $  6,141   $ 69,195      $ 22,438    $  6,141 $ 91,633 $ 97,774   $ 56,944         1983(C)      701,307
Kilroy Airport
 Center, Phase
 I--
 Long Beach,
  California.....                             24,500               24,500   24,500      2,810         1997(A)      225,217
Kilroy Airport
 Center, Phase
 II--
 Long Beach,
  California.....               47,387        10,075               57,462   57,462     25,266         1989(C)      395,480
La Palma Business
 Center
 4175 E. La Palma
  Avenue
 Anaheim,
  California.....     1,518      2,612           257       1,518    2,869    4,387        384         1997(A)       42,790
2829 Townsgate
 Road
 Thousand Oaks,
  California.....     5,248      8,001         1,594       5,248    9,595   14,843      1,061         1997(A)       81,158
181/185 S.
 Douglas Street
 El Segundo,
  California.....       525      4,687         1,910         628    6,494    7,122      4,268         1978(C)       60,000
SeaTac Office
 Center
 Seattle,
  Washington.....               25,993        18,102               44,095   44,095     28,682         1977(C)      532,651
23600-23610 Telo
 Avenue
 Torrance,
  California.....     2,636      3,975           643       2,636    4,618    7,254        497         1997(A)       79,967
2100 Colorado
 Avenue
 Santa Monica,
  California.....     5,474     26,087           547       5,476   26,632   32,108      2,615         1997(A)       94,844
5151-5155 Camino
 Ruiz
 Camarillo,
  California.....     4,501     19,710           587       4,501   20,297   24,798      2,067         1997(A)      276,216
111 Pacifica
 Irvine,
  California.....     5,165      4,653           541       5,166    5,193   10,359        559         1997(A)       67,381
2501 Pullman
 Santa Ana,
  California.....     6,588      9,050          (501)      6,588    8,549   15,137        906         1997(A)      129,766
26541 Agoura Road
 Calabasas,
  California.....     1,979      9,630         2,460       1,979   12,090   14,069      1,231         1997(A)       90,878
9451 Toledo Way
 Irvine,
  California.....                  869         1,135                2,004    2,004        249         1997(A)       27,200
1633 26th Street
 Santa Monica,
  California.....     2,080      6,672           329       2,040    7,041    9,081        813         1997(A)       43,800
4351 Latham
 Avenue
 Riverside,
  California.....       307      1,555           170         307    1,725    2,032        188         1997(A)       21,357
4361 Latham
 Avenue
 Riverside,
  California.....       764      3,577           118         765    3,694    4,459        355         1997(A)       30,581
601 Valencia
 Avenue
 Brea,
  California.....     3,518      2,900            99       3,519    2,998    6,517        319         1997(A)       60,891
3750 University
 Avenue
 Riverside,
  California.....     2,909     19,372           486       2,912   19,855   22,767      1,867         1997(A)      124,986
6220/6215
 Greenwich Drive
 San Diego,
  California.....     4,796     15,863         8,242       5,148   23,753   28,901      2,269         1997(A)      212,214
6055 Lusk Avenue
 San Diego,
  California.....     3,935      8,008            21       3,942    8,022   11,964        726         1997(A)       93,000
6260 Sequence
 Drive
 San Diego,
  California.....     3,206      9,803            23       3,212    9,820   13,032        888         1997(A)      130,000
6290 Sequence
 Drive
 San Diego,
  California.....     2,403      7,349            17       2,407    7,362    9,769        666         1997(A)       90,000

                           KILROY REALTY CORPORATION

                                                December 31, 2000
                   ----------------------------------------------------------------------------
                                                              Gross Amounts
                                              Costs          at which Carried
                        Initial Cost       Capitalized      at Close of Period                                       Net
                   ---------------------- Subsequent to --------------------------                   Date of       Rentable
                            Buildings and Acquisition/                             Accumulated   Acquisition(A)/    Square
Property Location    Land   Improvements   Improvement    Land   Building  Total   Depreciation Construction(C)(1)   Feet
-----------------  -------- ------------- ------------- -------- -------- -------- ------------ ------------------ --------
                                                            (dollars in thousands)
8101 Kaiser Blvd.
 Anaheim,
  California.....  $  2,369   $  6,180      $    236    $  2,377 $  6,408 $  8,785   $    583         1997(A)       60,177
3130 Wilshire
 Blvd.
 Santa Monica,
  California.....     8,921      6,579         3,384       9,188    9,696   18,884      1,350         1997(A)       88,338
12312 W. Olympic
 Blvd.
 Los Angeles,
  California.....     3,325     12,202           581       3,399   12,709   16,108      1,017         1997(A)       78,000
Anaheim Corporate
 Center
 Anaheim,
  California.....     5,305     10,149         1,612       5,311   11,755   17,066      1,145         1997(A)      158,785
525 N. Brand
 Blvd.
 Glendale,
  California.....     1,360      8,771           114       1,373    8,872   10,245        760         1997(A)       43,647
Kilroy Airport
 Long Beach--
 Phase IV(2)
 Long Beach,
  California ....                              2,088                2,088    2,088      1,274
501 Santa Monica
 Blvd.
 Santa Monica,
  California.....     4,547     12,044           723       4,551   12,763   17,314      1,178         1998(A)       70,089
1240-1250
 Lakeview Blvd.
 Anaheim,
  California.....     2,851      4,295           318       2,851    4,613    7,464        430         1998(A)       78,903
5770 Armada Drive
 Carlsbad,
  California.....     2,626      7,880                     2,626    7,880   10,506        619         1998(A)       81,712
6340-6350
 Sequence Drive
 San Diego,
  California.....     7,375     22,126         2,403       7,386   24,518   31,904      2,210         1998(A)      199,000
4880 Santa Rosa
 Road
 Camarillo,
  California.....     2,389      2,641            21       2,389    2,662    5,051        215         1998(A)       41,131
15378 Avenue of
 Science
 San Diego,
  California.....     3,565      3,796                     3,565    3,796    7,361        289         1998(A)       68,910
10398-10421
 Pacific Center
 Court
 San Diego,
  California.....    14,979     39,634         3,063      14,978   42,698   57,676      3,415         1998(A)      411,339
3990 Ruffin Road
 San Diego,
  California.....     2,467      3,700             1       2,467    3,701    6,168        273         1998(A)       45,634
2231 Rutherford
 Road
 Carlsbad,
  California.....     1,006      4,155             1       1,007    4,155    5,162        307         1998(A)       39,000
9455 Town Center
 Drive
 San Diego,
  California.....                3,936            25                3,961    3,961        370         1998(A)       45,195
Carmel Valley
 Corporate Center
 San Diego,
  California ....     3,207     18,176            42       3,213   18,212   21,425      1,173         1998(A)      115,513
12348 High Bluff
 Drive
 San Diego,
  California.....     1,629      3,096         1,222       1,629    4,318    5,947        590         1999(C)       40,274
4690 Executive
 Drive
 San Diego,
  California.....     1,623      7,926           449       1,623    8,375    9,998        415         1999(A)       50,929
LPL Financial
 Complex
 San Diego,
  California.....     4,536     16,554            46       4,546   16,590   21,136        829         1999(A)      126,000
Sorrento Gateway
 San Diego,
  California.....     7,106     15,816           129       7,106   15,945   23,051      1,041         1999(C)      172,778
Kilroy Carmel
 Center Building
 1
 San Diego,
  California.....     2,167      6,897             1       2,167    6,898    9,065        357         1999(C)       52,375
Kilroy Airport
 Center--Phase
 III
 Long Beach,
  California.....               49,654         3,010               52,664   52,664      3,562         1999(C)      136,026
12390 El Camino
 Real
 San Diego,
  California.....     3,453     11,981            52       3,453   12,033   15,486        442         2000(C)       72,332

                           KILROY REALTY CORPORATION

                                                              December 31, 2000
                                 ----------------------------------------------------------------------------
                                                                            Gross Amounts
                                                            Costs          at which Carried
                                      Initial Cost       Capitalized      at Close of Period
                                 ---------------------- Subsequent to --------------------------                   Date of
    Property                              Buildings and Acquisition/                             Accumulated   Acquisition(A)/
    Location                       Land   Improvements   Improvement    Land   Building  Total   Depreciation Construction(C)(1)
    --------                     -------- ------------- ------------- -------- -------- -------- ------------ ------------------
                                                                          (dollars in thousands)
6310 Sequence
 Drive
 San Diego,
  California....                 $  2,941   $  4,946                  $  2,941 $  4,946 $  7,887   $     82         2000(C)
Carmel Mountain
 Tech Center
 San Diego,
  California....                    4,286     12,622                     4,286   12,622   16,908        446         2000(C)
24025 Park
 Sorrento
 Calabasas,
  California....                      845     15,896                       845   15,896   16,741        346         2000(C)
Westside Media
 Center--
 Phase II
 Los Angeles,
  California....                    4,329     43,116      $ (7,584)      4,329   35,532   39,861        430         2000(C)
Kilroy Carmel Center Building 2
 San Diego,
  California....                    4,184     19,352                     4,184   19,352   23,536        490         2000(C)
Kilroy Carmel Center Building 5
 San Diego,
  California....                    3,452     16,152             1       3,452   16,153   19,605        306         2000(C)
4955 Directors
 Place
 San Diego,
  California....                    2,521     14,122            19       2,521   14,141   16,662        125         2000(C)
                                 --------   --------      --------    -------- -------- --------   --------
TOTAL OFFICE
 PROPERTIES.....                 $173,057   $711,342      $105,750    $173,896 $816,253 $990,149   $161,700
                                 --------   --------      --------    -------- -------- --------   --------
                                    Net
                                 Rentable
    Property                      Square
    Location                       Feet
    --------                     ---------
6310 Sequence
 Drive
 San Diego,
  California....                    62,415
Carmel Mountain
 Tech Center
 San Diego,
  California....                   103,000
24025 Park
 Sorrento
 Calabasas,
  California....                   102,264
Westside Media
 Center--
 Phase II
 Los Angeles,
  California....                   151,000
Kilroy Carmel Center Building 2
 San Diego,
  California....                   129,680
Kilroy Carmel Center Building 5
 San Diego,
  California....                   112,067
4955 Directors
 Place
 San Diego,
  California....                    76,246
                                 ---------
TOTAL OFFICE
 PROPERTIES.....                 6,624,443
                                 ---------

Industrial
 Properties:
2031 E. Mariposa
 Avenue
 El Segundo,
  California....                 $    132   $    867      $  2,698    $    132 $  3,565 $  3,697   $  3,539         1954(C)
3340 E. La Palma
 Avenue
 Anaheim,
  California....                       67      1,521         2,996          67    4,517    4,584      4,255         1966(C)
2260 E. El
 Segundo Blvd.
 El Segundo,
  California....                    1,423      4,194         1,692       1,703    5,606    7,309      3,615         1979(C)
2265 E. El
 Segundo Blvd.
 El Segundo,
  California....                    1,352      2,028           651       1,571    2,460    4,031      1,797         1978(C)
1000 E. Ball
 Road                                                                                                               1956(C)/
 Anaheim,
  California....                      838      1,984           921         838    2,905    3,743      2,269         1974(A)
1230 S. Lewis
 Road
 Anaheim,
  California....                      395      1,489         2,058         395    3,547    3,942      2,796         1982(C)
12681/12691 Pala
 Drive
 Garden Grove,
  California....                      471      2,115         2,683         471    4,798    5,269      3,699         1980(A)
2270 E. El
 Segundo Blvd.
 El Segundo,
  California....                      361        100           156         419      198      617         97         1977(C)
5115 N. 27th
 Avenue
 Phoenix,
  Arizona.......                      125      1,206           182         125    1,388    1,513      1,168         1962(C)
12752-12822
 Monarch Street
 Garden Grove,
  California....                    3,975      5,238           587       3,975    5,825    9,800        668         1997(A)
4155 E. La Palma
 Avenue
 Anaheim,
  California....                    1,148      2,681           163       1,148    2,844    3,992        368         1997(A)
4125 E. La Palma
 Avenue
 Anaheim,
  California....                    1,690      2,604            14       1,690    2,618    4,308        314         1997(A)
Brea Industrial
 Properties
 Brea,
  California....                    1,263     13,927           206       1,263   14,133   15,396      1,469         1997(A)
Garden Grove
 Industrial
 Properties
 Garden Grove,
 California.....                    1,868     11,894           357       1,868   12,251   14,119      1,324         1997(A)
Industrial
 Properties:
2031 E. Mariposa
 Avenue
 El Segundo,
  California....                   192,053
3340 E. La Palma
 Avenue
 Anaheim,
  California....                   153,320
2260 E. El
 Segundo Blvd.
 El Segundo,
  California....                   113,820
2265 E. El
 Segundo Blvd.
 El Segundo,
  California....                    76,570
1000 E. Ball
 Road
 Anaheim,
  California....                   100,000
1230 S. Lewis
 Road
 Anaheim,
  California....                    57,730
12681/12691 Pala
 Drive
 Garden Grove,
  California....                    84,700
2270 E. El
 Segundo Blvd.
 El Segundo,
  California....                     6,362
5115 N. 27th
 Avenue
 Phoenix,
  Arizona.......                   130,877
12752-12822
 Monarch Street
 Garden Grove,
  California....                   277,037
4155 E. La Palma
 Avenue
 Anaheim,
  California....                    74,618
4125 E. La Palma
 Avenue
 Anaheim,
  California....                    69,472
Brea Industrial
 Properties
 Brea,
  California....                   276,278
Garden Grove
 Industrial
 Properties
 Garden Grove,
 California.....                   275,971

                           KILROY REALTY CORPORATION

                                                December 31, 2000
                     -----------------------------------------------------------------------
                                                             Gross Amounts
                                              Costs        at which Carried
                         Initial Cost      Capitalized    at Close of Period                                      Net
                     -------------------- Subsequent to -----------------------                   Date of       Rentable
                            Buildings and Acquisition/                          Accumulated   Acquisition(A)/    Square
 Property Location    Land  Improvements   Improvement   Land  Building  Total  Depreciation Construction(C)(1)   Feet
 -----------------   ------ ------------- ------------- ------ -------- ------- ------------ ------------------ --------
                                                           (dollars in thousands)
17150 Von Karman
 Irvine,
  California.......  $4,848    $7,342        $     1    $4,848  $7,343  $12,191    $ 769           1997(A)      157,458
7421 Orangewood
 Avenue
 Garden Grove,
  California.......     612     3,967                      612   3,967    4,579      387           1997(A)       82,602
5325 East Hunter
 Avenue
 Anaheim,
  California.......   1,728     3,555                    1,728   3,555    5,283      372           1997(A)      109,449
184-220 Technology
 Drive
 Irvine,
  California.......   7,464     7,621          1,151     7,464   8,772   16,236    1,411           1997(A)      157,499
9401 Toledo Way
 Irvine,
  California.......   8,572     7,818         (2,744)    5,665   7,981   13,646      791           1997(A)      244,800
12400 Industry
 Street
 Garden Grove,
  California.......     943     2,110             35       943   2,145    3,088      225           1997(A)       64,200
Walnut Park
 Business Center
 Diamond Bar,
  California.......   2,588     6,090          1,344     2,955   7,067   10,022      636           1997(A)      165,420
2055 S.E. Main
 Street
 Irvine,
  California.......     772     2,343             44       772   2,387    3,159      233           1997(A)       47,583
201 North Sunrise
 Avenue
 Roseville,
  California.......   2,622    11,741              2     2,622  11,743   14,365    1,118           1997(A)      162,203
14831 Franklin
 Avenue
 Tustin,
  California.......   1,112     1,065            271     1,113   1,335    2,448      145           1997(A)       36,256
6828 Nancy Ridge
 Drive
 San Diego,
  California.......   1,914     1,110              1     1,914   1,111    3,025      106           1997(A)       39,669
1675 MacArthur
 Costa Mesa,
  California.......   2,076     2,114                    2,076   2,114    4,190      201           1997(A)       50,842
3130-3150 Miraloma
 Anaheim,
  California.......   3,335     3,727            (27)    3,335   3,700    7,035      348           1997(A)      144,000
3125 E. Coronado
 Street
 Anaheim,
  California.......   3,669     4,341                    3,669   4,341    8,010      403           1997(A)      144,000
1951 E. Carnegie
 Santa Ana,
  California.......   1,830     3,630          1,541     1,844   5,157    7,001      409           1997(A)      100,000
5115 E. La Palma
 Avenue
 Anaheim,
  California.......   2,462     6,675          4,515     2,464  11,188   13,652      947           1997(A)      286,139
3735 Imperial
 Highway
 Stockton,
  California.......     764    10,747             18       764  10,765   11,529      974           1997(A)      164,540
41093 County Center
 Drive
 Temecula,
  California.......   1,709     2,841              7     1,712   2,845    4,557      257           1997(A)       77,582
1840 Aerojet Way
 Las Vegas,
  Nevada...........     727     3,792              8       728   3,799    4,527      344           1997(A)      102,948
1900 Aerojet Way
 Las Vegas,
  Nevada...........     644     4,093              8       645   4,100    4,745      372           1997(A)      106,717
Alton Business
 Center
 Irvine,
  California.......   5,130     7,465            262     5,130   7,727   12,857      806           1998(A)      143,117
795 Trademark Drive
 Reno, Nevada......   1,731     5,193             11     1,734   5,201    6,935      433           1998(A)       75,257
1250 N. Tustin
 Avenue
 Anaheim,
  California.......   2,098     4,158                    2,098   4,158    6,256      317           1998(A)       84,185
2911 Dow Avenue
 Tustin,
  California.......   1,124     2,408              2     1,124   2,410    3,534      178           1998(A)       54,720
892/909 Towne
 Center Drive
 Foothill Ranch,
  California.......   3,334     8,243          4,718     4,949  11,346   16,295    1,339           1998(C)      303,533

                           KILROY REALTY CORPORATION

                                                  December 31, 2000
                   --------------------------------------------------------------------------------
                                                                Gross Amounts
                                              Costs            at which Carried
                        Initial Cost       Capitalized        at Close of Period                                          Net
                   ---------------------- Subsequent to ------------------------------                   Date of        Rentable
                            Buildings and Acquisition/                                 Accumulated   Acquisition(A)/     Square
Property Location    Land   Improvements   Improvement    Land    Building    Total    Depreciation Construction(C)(1)    Feet
-----------------  -------- ------------- ------------- -------- ---------- ---------- ------------ ------------------ ----------
                                                               (dollars in thousands)
3250 E. Carpenter
 Avenue
 Anaheim,
  California.....                           $  2,298             $    2,298 $    2,298   $    210         1998(C)          41,225
925 & 1075
 Lambert Road
 Brea,
  California.....  $  3,326   $  7,020         1,717    $  3,326      8,737     12,063        694         1999(C)         178,811
Anaheim
 Technology
 Center
 Anaheim,
  California.....    10,648     20,221         4,575      10,649     24,795     35,444      1,830         1999(C)         593,992
                   --------   --------      --------    -------- ---------- ----------   --------                      ----------
TOTAL INDUSTRIAL
 PROPERTIES......  $ 92,890   $203,278      $ 35,122    $ 92,548 $  238,742 $  331,290   $ 43,633                       5,807,555
                   --------   --------      --------    -------- ---------- ----------   --------                      ----------
TOTAL ALL
 PROPERTIES......  $265,947   $914,620      $140,872    $266,444 $1,054,995 $1,321,439   $205,332                      12,431,998
                   ========   ========      ========    ======== ========== ==========   ========                      ==========

-------
(1) Represents date of construction or acquisition by the Company, or the Company's Predecessor, the Kilroy Group.

(2)  These costs represent infrastructure costs incurred in 1989.

   The aggregate gross cost of property included above for federal income tax purposes, approximated $1.1 billion as of December 31, 2000.

                           KILROY REALTY CORPORATION

   The following table reconciles the historical cost of the total investment in real estate, net from January 1, 1998 to December 31, 2000:

                                                   Year Ended December 31,
                                               ---------------------------------
                                                  2000        1999       1998
                                               ----------  ---------- ----------
                                                        (in thousands)
Land, building and improvements, beginning of
 year........................................  $1,220,593  $1,081,925 $  800,019
  Net additions during period--Acquisition,
   improvements, etc. (net of dispositions)..     100,846     138,668    281,906
                                               ----------  ---------- ----------
Land, building and improvements, end of
 year........................................   1,321,439   1,220,593  1,081,925
                                               ----------  ---------- ----------
Undeveloped land and construction in
 progress, net, beginning of year............     189,645     112,359     34,671
  Change in undeveloped land and construction
   in progress, net..........................     (27,012)     77,286     77,688
                                               ----------  ---------- ----------
Undeveloped land and construction in
 progress, net, end of year..................     162,633     189,645    112,359
                                               ----------  ---------- ----------
Investment in unconsolidated real estate.....      12,405
                                               ----------  ---------- ----------
    Total investment in real estate, net, end
     of year.................................  $1,496,477  $1,410,238 $1,194,284
                                               ==========  ========== ==========

   The following table reconciles the accumulated depreciation from January 1, 1998 to December 31, 2000:

                                                      Year Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Beginning of year................................ $174,427 $145,347 $121,780
     Net additions during period--Depreciation and
      amortization for the year.....................   30,905   29,080   23,657
                                                     -------- -------- --------
   End of year...................................... $205,332 $174,427 $145,437
                                                     ======== ======== ========

        KILROY REALTY CORPORATION CONSOLIDATED AND KILROY GROUP COMBINED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Year Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                Charged to
                                                Costs and
                                     Balance at  Expenses              Balance
                                     Beginning  or Rental              at End
                                     of Period   Revenue   Deductions of Period
                                     ---------- ---------- ---------- ---------
Year Ended December 31, 2000--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $2,693     $1,554     $(638)    $3,617
                                       ======     ======     =====     ======
Year Ended December 31, 1999--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $1,456     $2,158     $(921)    $2,693
                                       ======     ======     =====     ======
Year Ended December 31, 1998--
 Allowance for uncollectible tenant
 receivables and unbilled deferred
 rent..............................    $1,136     $1,107     $(787)    $1,456
                                       ======     ======     =====     ======
Year Ended December 31, 2000--
 Allowance for potentially
 unrecoverable pre-development
 costs.............................    $  703                $(197)    $  506
                                       ======                =====     ======
Year Ended December 31, 1999--
 Allowance for potentially
 unrecoverable pre-development
 costs.............................    $1,700                $(997)    $  703
                                       ======                =====     ======
Year Ended December 31, 1998--
 Allowance for potential
 unrecoverable pre-development
 costs.............................               $1,700               $1,700
                                                  ======               ======

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Articles of Amendment and Restatement of the Registrant(1)

  3.2    Amended and Restated Bylaws of the Registrant(1)

  3.3    Form of Certificate for Common Stock of the Registrant(1)

  3.4    Articles Supplementary of the Registrant designating 8.075% Series A
          Cumulative Redeemable Preferred Stock(10)

  3.5    Articles Supplementary of the Registrant, designating 8.075% Series A
          Cumulative Redeemable Preferred Stock(13)

  3.6    Articles Supplementary of the Registrant designating its Series B
          Junior Participating Preferred Stock(23)

  3.7    Articles Supplementary of the Registrant designating its 9.375% Series
          C Cumulative Redeemable Preferred Stock(15)

  3.8    Articles Supplementary of the Registrant designating its 9.250% Series
          D Cumulative Redeemable Preferred Stock(20)

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

  4.7    Registration Rights Agreement, dated as of December 9, 1999(20)

 *4.8    Registration Rights Agreement, dated as of October 6, 2000

  4.9 The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item
          601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request.

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

 10.9    Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach
          Associates and the City of Long Beach for Kilroy Long Beach Phase
          III(1)

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.31   Employment Agreement between the Registrant and Jeffrey C. Hawken(1)

 10.32   Employment Agreement between the Registrant and C. Hugh Greenup(1)

 10.33   Noncompetition Agreement by and between the Registrant and John B.
          Kilroy, Sr.(1)

 10.34   Noncompetition Agreement by and between the Registrant and John B.
          Kilroy, Jr.(1)

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.73   Second Amended and Restated Revolving Credit Agreement and Form of
          Notes Aggregating $400 million(19)

 10.74   Second Amended and Restated Guaranty of Payment(19)

 10.75   Credit Agreement and Form of Promissory Notes Aggregating $90.0
          million(19)

 10.76   Variable Interest Rate Deed of Trust, Leasehold Deed of Trust,
          Assignment of Rents, Security Agreement and Fixture Filing(19)

 10.77   Guaranty of Recourse Obligations of Borrowing(19)

 Exhibit
 Number                               Description
 -------                              -----------
  10.78  First Amendment to Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated December 9, 1999(21)

 *10.79  Second Amendment to Fourth Amended and Restated Agreement of Limited
          Partnership of Kilroy Realty, L.P., dated December 30, 1999

 *10.80 Admission of New Partner and Amendment to New Partnership Agreement dated October 6, 2000

  10.81  Credit Agreement and Form of Promissory Notes Aggregating $100.0
          million(22)

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

(20) Previously filed as exhibit 3.8 to the annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(21) Previously filed as exhibit 4.18 to the Registration Statement on Form S-3 (No. 333-34638) and incorporated herein by reference.

(22) Previously filed as an exhibit on Form 10Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

(23) Previously filed as an exhibit on the Registration Statement on Form S-3 (No. 333-72229) as declared effective on September 15, 1999, and incorporated herein by reference.

   (b) Reports on Form 8K

   The Company filed two Current Reports on Form 8-K (No. 1-12675) dated May 8, 2000 and November 2, 2000 in connection with its quarterly earnings releases.