Form 10-Q
period 2001-03-31
KILROY REALTY CORP
filed 2001-05-15
CIK 1025996

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

                 For the quarterly period ended March 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 14, 2001, 27,190,206 shares of common stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KILROY REALTY CORPORATION

           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I--FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS (unaudited)

         Consolidated Balance Sheets as of March 31, 2001 and December
         31, 2000.......................................................     3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2001 and 2000..................................     4

         Consolidated Statement of Stockholders' Equity for the Three
         Months Ended March 31, 2001....................................     5

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000..................................     6

         Notes to Consolidated Financial Statements.....................     7

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................    13

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    24

                           PART II--OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS..............................................    28

 Item 2. CHANGES IN SECURITIES..........................................    28

 Item 3. DEFAULTS UPON SENIOR SECURITIES................................    28

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    28

 Item 5. OTHER INFORMATION..............................................    28

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    28

 SIGNATURES..............................................................   29

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           KILROY REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  (unaudited, in thousands, except share data)

                                                       March 31,   December 31,
                                                          2001         2000
                                                       ----------  ------------

                        ASSETS
                        ------

INVESTMENT IN REAL ESTATE (Note 2):
 Land and improvements................................ $  272,013   $  266,444
 Buildings and improvements...........................  1,106,079    1,054,995
 Undeveloped land and construction in progress, net...    181,674      162,633
 Investment in unconsolidated real estate.............                  12,405
                                                       ----------   ----------
   Total investment in real estate....................  1,559,766    1,496,477
 Accumulated depreciation and amortization............   (215,176)    (205,332)
                                                       ----------   ----------
   Investment in real estate, net.....................  1,344,590    1,291,145

CASH AND CASH EQUIVALENTS.............................     19,669       17,600
RESTRICTED CASH (Note 2)..............................      6,662       35,014
TENANT RECEIVABLES, NET...............................     28,695       32,521
NOTE RECEIVABLE FROM RELATED PARTY (Note 2)...........                  33,274
DEFERRED FINANCING AND LEASING COSTS, NET.............     35,633       39,674
PREPAID EXPENSES AND OTHER ASSETS.....................      9,226        7,941
                                                       ----------   ----------
   TOTAL ASSETS....................................... $1,444,475   $1,457,169
                                                       ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
 Secured debt......................................... $  440,541   $  432,688
 Unsecured line of credit (Note 3)....................    162,000      191,000
 Unsecured term facility..............................    100,000      100,000
 Accounts payable and accrued expenses (Note 4).......     39,752       33,911
 Accrued distributions (Note 9).......................     14,523       13,601
 Rents received in advance, tenant security deposits
  and deferred revenue (Note 5).......................     30,909       17,810
                                                       ----------   ----------
   Total liabilities.................................. $  787,725   $  789,010
                                                       ----------   ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 6):
 8.075% Series A Cumulative Redeemable Preferred
  unitholders.........................................     73,716       73,716
 9.375% Series C Cumulative Redeemable Preferred
  unitholders.........................................     34,464       34,464
 9.250% Series D Cumulative Redeemable Preferred
  unitholders.........................................     44,321       44,321
 Common unitholders of the Operating Partnership......     53,440       62,485
 Minority interests in Development LLCs...............     11,707       11,748
                                                       ----------   ----------
   Total minority interests...........................    217,648      226,734
                                                       ----------   ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 26,200,000 shares
  authorized, none issued and outstanding.............
 8.075% Series A Cumulative Redeemable Preferred
  stock, $.01 par value,
  1,700,000 shares authorized, none issued and
  outstanding.........................................
 Series B Junior Participating Preferred stock, $.01
  par value,
  400,000 shares authorized, none issued and
  outstanding.........................................
 9.375% Series C Cumulative Redeemable Preferred
  stock, $.01 par value,
  700,000 shares authorized, none issued and
  outstanding.........................................
 9.250% Series D Cumulative Redeemable Preferred
  stock, $.01 par value,
  1,000,000 shares authorized, none issued and
  outstanding.........................................
 Common stock, $.01 par value, 150,000,000 shares
  authorized,
  26,974,526 and 26,475,470 shares issued and
  outstanding, respectively...........................        270          265
 Additional paid-in capital...........................    470,077      460,390
 Distributions in excess of earnings..................    (25,751)     (19,230)
 Accumulated other comprehensive loss.................     (5,494)
                                                       ----------   ----------
   Total stockholders' equity.........................    439,102      441,425
                                                       ----------   ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $1,444,475   $1,457,169
                                                       ==========   ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands, except share and per share data)

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
REVENUES (Note 7):
  Rental income........................................  $   44,379  $   37,702
  Tenant reimbursements................................       5,520       4,694
  Interest income......................................         436         294
  Other income.........................................          32       1,081
                                                         ----------  ----------
    Total revenues.....................................      50,367      43,771
                                                         ----------  ----------
EXPENSES:
  Property expenses....................................       6,895       5,458
  Real estate taxes....................................       3,635       3,387
  General and administrative expenses..................       3,354       2,632
  Ground leases........................................         392         389
  Interest expense.....................................      10,791       7,828
  Depreciation and amortization........................      13,433       9,323
                                                         ----------  ----------
    Total expenses.....................................      38,500      29,017
                                                         ----------  ----------
INCOME FROM OPERATIONS BEFORE NET GAINS (LOSSES) ON
 DISPOSITIONS OF OPERATING PROPERTIES, MINORITY
 INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..................................      11,867      14,754
NET GAINS (LOSSES) ON DISPOSITIONS OF OPERATING
 PROPERTIES............................................         305        (305)
                                                         ----------  ----------
INCOME BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE.....................      12,172      14,449
                                                         ----------  ----------
MINORITY INTERESTS:
  Distributions on Cumulative Redeemable Preferred
   units...............................................      (3,375)     (3,375)
  Minority interest in earnings of Operating
   Partnership.........................................        (845)     (1,372)
  Minority interest in earnings of Development LLCs....        (134)       (124)
                                                         ----------  ----------
    Total minority interests...........................      (4,354)     (4,871)
                                                         ----------  ----------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..................................       7,818       9,578
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
 (Note 1)..............................................      (1,392)
                                                         ----------  ----------
NET INCOME.............................................  $    6,426  $    9,578
                                                         ==========  ==========
Net income per common share--basic (Note 8)............  $     0.24  $     0.35
                                                         ==========  ==========
Net income per common share--diluted (Note 8)..........  $     0.24  $     0.35
                                                         ==========  ==========
Weighted average shares outstanding--basic (Note 8)....  26,713,078  27,228,497
                                                         ==========  ==========
Weighted average shares outstanding--diluted (Note 8)..  26,971,289  27,228,887
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           (unaudited in thousands, except share and per share data)

                                            Additional Distributions Accumulated
                         Number of   Common  Paid-in   in Excess of  Other Comp.
                           Shares    Stock   Capital     Earnings       Loss      Total
                         ----------  ------ ---------- ------------- ----------- --------
BALANCE AT DECEMBER 31,
 2000................... 26,475,470   $265   $460,390    $(19,230)     $         $441,425
  Conversion of common
   units of the
   Operating Partnership
   (Note 6).............    466,236      5     11,451                              11,456
  Exercise of stock
   options..............     40,000               907                                 907
  Non-cash amortization
   of restricted stock
   grants...............                          548                                 548
  Repurchase of common
   stock................     (7,180)             (202)                               (202)
  Adjustment for
   minority interest....                       (3,017)                             (3,017)
  Dividends declared
   ($1.92 per share)....                                  (12,947)                (12,947)
  Net income............                                    6,426                   6,426
  Other comprehensive
   loss (Notes 1 and
   4)...................                                                (5,494)    (5,494)
                         ----------   ----   --------    --------      -------   --------
BALANCE AT MARCH 31,
 2001................... 26,974,526   $270   $470,077    $(25,751)     $(5,494)  $439,102
                         ==========   ====   ========    ========      =======   ========





          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................. $   6,426  $   9,578
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization...........................    13,433      9,323
 Cumulative effect of change in accounting principle.....     1,392
 Provision for uncollectable tenant receivables and
  deferred rent..........................................     1,336        482
 Minority interest in earnings of Operating Partnership
  and Development LLCs...................................       979      1,496
 Non-cash amortization of restricted stock grants........       548        102
 Net (gains) losses on dispositions of operating
  properties.............................................      (305)       305
 Other...................................................       (77)      (192)
 Changes in assets and liabilities:
  Tenant receivables.....................................     1,372     (3,164)
  Deferred leasing costs.................................      (106)    (1,716)
  Prepaid expenses and other assets......................    (4,316)    (1,638)
  Accounts payable and accrued expenses..................       289        687
  Rents received in advance, tenant security deposits
   and deferred revenue (Note 5).........................    14,217     (1,204)
  Accrued distributions to Cumulative Redeemable
   Preferred unitholders.................................                  300
                                                          ---------  ---------
   Net cash provided by operating activities.............    35,188     14,359
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for operating properties...................    (4,778)    (1,484)
 Expenditures for undeveloped land and construction in
  progress...............................................   (25,819)   (39,218)
 Net proceeds received from dispositions of operating
  properties.............................................     3,220      3,350
 Net advances to unconsolidated subsidiary...............               (1,154)
                                                          ---------  ---------
   Net cash used in investing activities.................   (27,377)   (38,506)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings on unsecured line of
  credit.................................................   (29,000)    64,500
 Proceeds from secured debt..............................     9,282
 Principal payments on secured debt......................    (1,429)    (1,174)
 Financing costs.........................................       (78)    (2,088)
 Share repurchase program................................              (41,267)
 Proceeds from exercise of stock options.................       907
 Decrease in restricted cash (Note 2)....................    28,352      1,275
 Distribution paid to minority interests in Development
  LLCs...................................................      (175)      (457)
 Distributions paid to common stockholders and common
  unitholders............................................   (13,601)   (13,457)
                                                          ---------  ---------
   Net cash (used in) provided by financing activities...    (5,742)     7,332
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....     2,069    (16,815)
Cash and cash equivalents, beginning of period...........    17,600     26,116
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $  19,669  $   9,301
                                                          =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of capitalized interest..... $   8,810  $   7,218
                                                          =========  =========
 Distributions paid to Cumulative Redeemable Preferred
  unitholders............................................ $   3,375  $   3,077
                                                          =========  =========
NON-CASH TRANSACTIONS:
 Accrual of distributions payable (Note 9)............... $  14,523  $  13,513
                                                          =========  =========
 Note receivable repaid in connection with property
  acquisition (Note 2)................................... $  33,274
                                                          =========
 Issuance of secured note payable in connection with
  undeveloped land acquisition...........................            $   8,500
                                                                     =========

          See accompanying notes to consolidated financial statements.

                           KILROY REALTY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

1. Organization and Basis of Presentation

  Organization

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust ("REIT"). As of March 31, 2001, the Company's stabilized portfolio of operating properties consisted of 85 office buildings (the "Office Properties") and 77 industrial buildings (the "Industrial Properties"), which encompassed an aggregate of approximately 7.1 million and 5.8 million rentable square feet, respectively, and was approximately 96.6% occupied. The Company's stabilized portfolio of operating properties consists of all of the Company's Office and Industrial Properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. As of March 31, 2001, the Company had two office properties encompassing an aggregate of approximately 110,500 rentable square feet which were in the lease-up phase. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. In addition, as of March 31, 2001, the Company had ten office properties under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 920,900 rentable square feet.

   The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. (the "Finance Partnership") and conducts substantially all of its operations through the Operating Partnership. The Company owned an 89.2% general partnership interest in the Operating Partnership as of March 31, 2001. The Operating Partnership owns a 50% interest in two limited liability companies (the "Development LLCs") which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, is the other 50% joint venture partner. The Development LLCs are consolidated for financial reporting purposes since the Company controls all significant development and operating decisions.

   On January 1, 2001, Kilroy Services, Inc. ("KSI") was merged into a newly formed entity, Kilroy Services, LLC ("KSLLC"). The Company historically accounted for the operating results of the development services business conducted by KSI under the equity method of accounting. Prior to the merger, John B. Kilroy, Sr., the Chairman of the Company's Board of Directors, and John B. Kilroy, Jr., the Company's President and Chief Executive Officer, owned 100% of the voting interest of KSI and the Operating Partnership owned 100% of the non-voting preferred stock and a 95% economic interest in KSI. In connection with the merger, Messers Kilroy received $8,000 in cash for their economic interest and KSLLC became a wholly-owned subsidiary of the Company. As a result, KSLLC was consolidated for financial reporting purposes beginning January 1, 2001. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, the Development LLC's, and all wholly-owned subsidiaries and controlled entities.

  Basis of Presentation

   The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, the

                           KILROY REALTY CORPORATION
interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current period's presentation.

  New Accounting Pronouncement

   As part of the Company's overall interest rate risk management strategy, the Company uses derivative instruments, including interest rate swaps and caps, to hedge exposures to interest rate risk on its variable-rate debt. The Company does not enter into any derivative instruments for speculative purposes. On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Additionally, any of the adjustments to fair value will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes. The Company determines fair value based upon available market information at each balance sheet date using standard valuation techniques such as discounted cash flow analysis and option pricing models.

   Prior to the adoption of SFAS 133, the Company applied deferral accounting for all derivative financial instruments that were designated as hedges. Amounts paid or received under these agreements were recognized as adjustments to interest expense. The initial premiums on cap agreements were amortized over the life of the agreement using the straight-line method.

   On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded a $1.4 million cumulative effect of change in accounting principle to record an existing cap agreement at fair market value. The Company also recorded a $2.0 million non-cash charge to other comprehensive loss to record the Company's swap on the balance sheet at fair market value.

2. Acquisitions, Dispositions and Completed Development Projects

  Acquisition of Land

   In January 2001, the Company acquired the fee interest in a parcel of land at 9455 Town Center Drive, San Diego for $3.1 million. The Company had previously leased this land from the city of San Diego. This land is the site of one of the Company's Office Properties.

  Related Party Acquisition

   In January 2001, the Operating Partnership purchased a 75% tenancy-in-common interest in a three building office complex located in El Segundo, California for $33.4 million in cash. The complex, which encompasses an aggregate of approximately 366,000 rentable square feet, is comprised of two office buildings and a parking structure. One of the office buildings is 100% leased by Hughes Space & Communications Company. The Company is currently redeveloping the second office building.

   The Company partially funded the acquisition with $28.4 million in proceeds from property dispositions that were held as restricted cash for the use in tax-deferred property exchanges and included in

                           KILROY REALTY CORPORATION
restricted cash at December 31, 2000. The remaining $5.0 million was funded with borrowings under the Company's unsecured line of credit. The interests were purchased from entities owned by John B. Kilroy, Sr., the Company's Chairman of the Board of Directors, John B. Kilroy, Jr. the Company's President and Chief Executive Officer, and certain other Kilroy family members. Concurrent with the purchase of the 75% interest, the outstanding note receivable from related party and accrued interest balances were paid to the Company.

   As a result of the acquisition, the Company owned a 100% interest in the complex at March 31, 2001. The initial 25% tenancy-in-common interest was acquired by a wholly owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000.

  Dispositions

   In February 2001, the Company sold one industrial building to an unaffiliated third party for an aggregate sales price of approximately $3.3 million in cash. The building, which encompasses approximately 39,700 rentable square feet, is located in San Diego, California. The Company recorded a gain of approximately $0.3 million in connection with the sale. The Company used the sales proceeds to fund development expenditures.

  Completed Development Projects

   At March 31, 2001, the Company had the following two office properties in lease-up:

                                                                                      Percentage Leased
                                                                                      or Under Letter of   Estimated
                                                                      Rentable Square     Intent at      Stabilization
Property Type              Location    Completion Date # of Buildings      Feet         March 31, 2001      Date(1)
-------------            ------------- --------------- -------------- --------------- ------------------ -------------
Office.................. Calabasas, CA     Q1 2001            1            98,700             49%           Q1 2002
Office.................. Calabasas, CA     Q1 2001            1            11,800            100%           Q3 2001
                                                            ---           -------
Total ..................                                      2           110,500             54%
                                                            ===           =======

--------
(1) Based on Management's estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

3. Unsecured Line of Credit

   As of March 31, 2001, the Company had borrowings of $162 million outstanding under its revolving unsecured line of credit (the "Credit Facility") and availability of approximately $154 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (6.69% at March 31, 2001), depending upon the Company's leverage ratio at the time of borrowing. The Company expects to use the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   Total interest capitalized for the three months ended March 31, 2001 and 2000 was $3.3 million and $4.0 million, respectively.

4. Derivative Financial Instruments and Interest Rate Risk Management

   The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which includes the periodic use of derivatives. The Company's primary strategy in entering into derivative contracts is to

                           KILROY REALTY CORPORATION
minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that are designated as cash flow hedges, typically interest rate swaps and caps, to effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

  Interest Rate Swaps and Caps

   For interest rate swap agreements, the Company receives variable interest rate payments and pays fixed interest rate payments, thereby creating the equivalent of fixed rate debt. For interest rate cap agreements the Company effectively limits its interest expense to a certain specified rate on a portion of its variable rate debt. These agreements are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders' equity as a component of accumulated other comprehensive income or loss. To the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings. For the three months ended March 31, 2001, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company's swap contracts and debt obligations are effectively matched.

   As of March 31, 2001, the Company had two interest rate swap agreements to receive variable-rates of interest (LIBOR) and pay fixed-rates of interest (weighted average rate of 6.21%) on an aggregate notional amount of $300 million, $150 million which expires in February 2002 and $150 million which expires in November 2002. The Company, through one of the Development LLC's, also had one interest rate cap agreement with a LIBOR based cap rate of 8.50% and a notional amount of $48.1 million at March 31, 2001. The agreement had an initial notional amount of $21.1 million that increases to $57.0 million through August 2001, and then remains at $57.0 million until expiration in April 2002. Each of these instruments have been designated as cash flow hedges. As of March 31, 2001, the Company has a derivative liability of $5.5 million, which is included in accounts payable and accrued expenses in the consolidated balance sheet. During the next twelve months, the Company estimates that it will record approximately $4.7 million of interest expense related to these instruments.

   In January 2001, the Company terminated an interest rate cap agreement which had a LIBOR based cap rate of 6.50% and a notional amount of $150 million.

5. Deferred Revenue

   In January 2001, one of the Company's tenants, eToys, Inc., defaulted on its lease and as a result, the Company drew $15.0 million under two letters of credit which were held as credit support under the terms of the lease and as security for the related tenant improvements and leasing commissions.

6. Minority Interests

   Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs. The Company owned an 89.2% general partnership interest in the Operating Partnership as of March 31, 2001.

   During the three months ended March 31, 2001, 466,236 common units of the Operating Partnership were exchanged into shares of the Company's common stock on a one-for-one basis. Of these 466,236 common limited partnership units, 242,669 common limited partnership units were owned by a partnership affiliated with The Allen Group. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common unitholders.

                           KILROY REALTY CORPORATION

7. Segment Disclosure

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

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                            (in thousands)
Revenues and Expenses:

Office Properties:
  Operating revenues..................................... $  38,356  $  29,874
  Property and related expenses..........................     9,086      7,117
                                                          ---------  ---------
  Net operating income, as defined.......................    29,270     22,757
                                                          ---------  ---------
Industrial Properties:
  Operating revenues.....................................    11,575     13,603
  Property and related expenses..........................     1,836      2,117
                                                          ---------  ---------
  Net operating income, as defined.......................     9,739     11,486
                                                          ---------  ---------
Total Reportable Segments:
  Operating revenues.....................................    49,931     43,477
  Property and related expenses..........................    10,922      9,234
                                                          ---------  ---------
  Net operating income, as defined.......................    39,009     34,243
                                                          ---------  ---------
Reconciliation to Consolidated Net Income:
  Total net operating income, as defined, for reportable
   segments..............................................    39,009     34,243
  Other unallocated revenues:
    Interest income......................................       436        294
  Other unallocated expenses:
    General and administrative expenses..................     3,354      2,632
    Interest expense.....................................    10,791      7,828
    Depreciation and amortization........................    13,433      9,323
                                                          ---------  ---------
  Income from operations.................................    11,867     14,754
  Net gains (losses) on dispositions of operating
   properties............................................       305       (305)
  Minority interests.....................................    (4,354)    (4,871)
  Cumulative effect of change in accounting principle....    (1,392)
                                                          ---------  ---------
  Net income............................................. $   6,426  $   9,578
                                                          =========  =========

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

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
Numerator:
  Net income before cumulative effect of change in
   accounting principle............................... $     7,818  $     9,578
  Cumulative effect of change in accounting
   principle..........................................      (1,392)
                                                       -----------  -----------
  Net income--numerator for basic and diluted earnings
   per share.......................................... $     6,426  $     9,578
                                                       ===========  ===========
Denominator:
  Basic weighted average shares outstanding...........  26,713,078   27,228,497
  Effect of dilutive securities--stock options........     258,211          390
                                                       -----------  -----------
  Diluted weighted average shares and common share
   equivalents outstanding............................  26,971,289   27,228,887
                                                       ===========  ===========
Basic and diluted earnings per share:
  Net income before cumulative effect of change in
   accounting principle............................... $      0.29  $      0.35
  Cumulative effect of change in accounting
   principle..........................................       (0.05)
                                                       -----------  -----------
  Net income.......................................... $      0.24  $      0.35
                                                       ===========  ===========

   At March 31, 2001, Company employees and directors held options to purchase 88,000 shares of the Company's common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options.

9. Subsequent Events

   On April 16, 2001, aggregate distributions of $14.5 million were paid to common stockholders and common unitholders of record on March 31, 2001.

   On April 24, 2001, the Company sold two industrial buildings encompassing an aggregate of approximately 162,200 rentable square feet to an unaffiliated third party. The buildings, which are located in Roseville, CA, were sold for an aggregate sales price of $15.4 million in cash.

   In January 2001, one of the Company's tenants, eToys, defaulted on its lease and declared bankruptcy. Subsequently, the Company drew $15.0 million under two letters of credit which were held as credit support under the terms of the lease and as security for the related tenant improvements and leasing commissions. On May 2, 2001, the United States Bankruptcy Court for the District of Delaware approved a stipulation under which the eToys lease was terminated. Upon the execution of the stipulation, the Company obtained possession of approximately 128,000 of the total 151,000 rentable square feet leased to eToys and will have the right to obtain possession of the remaining 23,000 rentable square feet by May 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company's current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company's actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise. For a discussion of important risks related to the Company's business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption "Business Risks" in the Company's annual report on Form 10-K for the year ended December 31, 2000. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

   Kilroy Realty Corporation (the "Company") develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust ("REIT"). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the "Operating Partnership") and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 89.2% general partnership interest in the Operating Partnership as of March 31, 2001.

Results of Operations

   The Company continues to capitalize on its development program which at March 31, 2001 consisted of an aggregate of approximately 1.0 million rentable square feet of in-process and committed office development projects and an aggregate of approximately 1.2 million rentable square feet of future office development projects. The Company's stabilized portfolio of operating properties consists of all of the Company's office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy ("lease-up" properties) and projects currently under construction or in pre-development. During the year ended December 31, 2000 the Company completed the development of nine office buildings encompassing an aggregate of approximately 1.0 million rentable square feet. All of these completed development properties were included in the Company's portfolio of stabilized operating properties at March 31, 2001. At March 31, 2001, the Company had two office buildings encompassing an aggregate of approximately 110,500 rentable square feet in the lease-up phase and seven office projects under construction which when completed are expected to encompass an aggregate of approximately 702,700 rentable square feet.

   During the three months ended March 31, 2001, the Company acquired a 75% tenancy-in-common interest in a three building office complex encompassing an aggregate of approximately 366,000 rentable square feet. As a result of the acquisition, the Company owned a 100% interest in the complex at March 31, 2001. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000. The Company did not acquire any other operating properties during the year ended December 31, 2000. During the three months ended March 31, 2001, the Company disposed of one industrial building encompassing an aggregate of approximately 39,700 rentable square feet, for an aggregate sales price of $3.3 million. During the year ended December 31, 2000, the Company disposed of nine office and nine industrial buildings encompassing an aggregate of approximately 286,700 and 669,800 rentable square feet, respectively, for an aggregate sales price of $113.6 million.

   As a result of the property acquired and the projects developed by the Company subsequent to March 31, 2000, net of the effect of properties disposed of subsequent to March 31, 2000, rentable square footage in the Company's portfolio of stabilized properties increased by an aggregate of approximately 175,000 rentable square feet, or 1.4%, to 12.8 million rentable square feet at March 31, 2001 compared to 12.6 million rentable square feet at March 31, 2000. As of March 31, 2001, the Company's stabilized portfolio was comprised of 85 office properties (the "Office Properties") encompassing an aggregate of approximately 7.1 million rentable square feet and 77 industrial properties (the "Industrial Properties") encompassing an aggregate of approximately
5.8 million rentable square feet. The stabilized portfolio occupancy rate at March 31, 2001 was 96.6%, with the Office and Industrial Properties 95.7% and 97.7% occupied, respectively.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

                                              Three Months
                                                  Ended
                                                March 31,
                                             --------------- Dollar   Percentage
                                              2001    2000   Change     Change
                                             ------- ------- -------  ----------
                                             (unaudited, dollars in thousands)
Revenues:
  Rental income............................. $44,379 $37,702 $ 6,677     17.7%
  Tenant reimbursements.....................   5,520   4,694     826     17.6
  Interest income...........................     436     294     142     48.3
  Other income..............................      32   1,081  (1,049)   (97.0)
                                             ------- ------- -------
    Total revenues..........................  50,367  43,771   6,596     15.1
                                             ------- ------- -------
Expenses:
  Property expenses.........................   6,895   5,458   1,437     26.3
  Real estate taxes.........................   3,635   3,387     248      7.3
  General and administrative expenses.......   3,354   2,632     722     27.4
  Ground leases.............................     392     389       3      0.8
  Interest expense..........................  10,791   7,828   2,963     37.9
  Depreciation and amortization.............  13,433   9,323   4,110     44.1
                                             ------- ------- -------
    Total expenses..........................  38,500  29,017   9,483     32.7
                                             ------- ------- -------
Income from operations...................... $11,867 $14,754 $(2,887)   (19.6)%
                                             ======= ======= =======

Rental Operations

   Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the three months ended March 31, 2001 and 2000.

                               Office Properties

                               Total Office Portfolio            Core Office Portfolio(1)
                          ---------------------------------- ---------------------------------
                                          Dollar  Percentage                 Dollar Percentage
                           2001    2000   Change    Change    2001    2000   Change   Change
                          ------- ------- ------  ---------- ------- ------- ------ ----------
Operating revenues:
  Rental income.........  $34,096 $26,578 $7,518     28.3%   $26,017 $25,655  $362      1.4%
  Tenant reimbursement..    4,234   3,162  1,072     33.9      3,334   3,071   263      8.6
  Other income..........       26     134   (108)   (80.6)        48     127   (79)   (62.2)
                          ------- ------- ------             ------- -------  ----
    Total...............   38,356  29,874  8,482     28.4     29,399  28,853   546      1.9
                          ------- ------- ------             ------- -------  ----
Property and related
 expenses:
  Property expenses.....    6,075   4,499  1,576     35.0      4,490   4,245   245      5.8
  Real estate taxes.....    2,619   2,229    390     17.5      2,038   2,114   (76)    (3.6)
  Ground leases.........      392     389      3      0.8        332     380   (48)   (12.6)
                          ------- ------- ------             ------- -------  ----
    Total...............    9,086   7,117  1,969     27.7      6,860   6,739   121      1.8
                          ------- ------- ------             ------- -------  ----
Net operating income, as
 defined................  $29,270 $22,757 $6,513     28.6%   $22,539 $22,114  $425      1.9%
                          ======= ======= ======             ======= =======  ====

--------
(1) Stabilized office properties owned at January 1, 2000 and still owned at March 31, 2001.

   Total revenues from Office Properties increased $8.5 million, or 28.4% to $38.4 million for the three months ended March 31, 2001 compared to $29.9 million for the three months ended March 31, 2000. Rental income from Office Properties increased $7.5 million, or 28.3% to $34.1 million for the three months ended March 31, 2001 compared to $26.6 million for the three months ended March 31, 2000. Rental income generated by the Core Office Portfolio increased $0.4 million, or 1.4% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily attributable to growth provided by increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Office Portfolio decreased 1.5% to 95.1% for the three months ended March 31, 2001 compared to 96.6% for the three months ended March 31, 2000. Of the remaining increase of $7.1 million in rental income from Office Properties, an increase of $8.0 million was generated by the office properties developed by the Company in 2000 (the "Office Development Properties"), offset by a decrease of $0.9 million in rental income attributed to the nine office buildings sold during 2000, (the "Office Dispositions").

   Tenant reimbursements from Office Properties increased $1.1 million, or 33.9% to $4.2 million for the three months ended March 31, 2001 compared to $3.1 million for the three months ended March 31, 2000. An increase of $0.3 million, or 8.6% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to an increase in property expenses which were reimbursable by tenants. Of the remaining increase of $0.8 million, an increase of $0.9 million in tenant reimbursements was generated by the Office Development Properties offset by a decrease of $0.1 million generated by the Office Dispositions. Other income from Office Properties decreased $0.1 million or 80.6% to $26,000 for the three months ended March 31, 2001 compared to $0.1 million for the three months ended March 31, 2000. Other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

   Total expenses from Office Properties increased $2.0 million, or 27.7% to $9.1 million for the three months ended March 31, 2001 compared to $7.1 million for the three months ended March 31, 2000. Property expenses from Office Properties increased $1.6 million, or 35.0% to $6.1 million for the three months ended March 31,

2001 compared to $4.5 million for the three months ended March 31, 2000. An increase of $0.2 million in property expenses was attributable to the Core Office Portfolio. This increase was primarily attributable to $140,000 of estimated repairs at the SeaTac office center due to damage resulting from the Seattle earthquake. Of the remaining increase of $1.4 million, an increase of $1.6 million generated by the Office Development Properties was offset by a decrease of $0.2 million generated by Office Dispositions. Real estate taxes increased $0.4 million, or 17.5% to $2.6 million for the three months ended March 31, 2001 as compared to $2.2 million for the three months ended March 31, 2000. An increase of $0.6 million attributable to the Office Development Properties was offset by a decrease of $0.1 million from the Office Dispositions. Real estate taxes for the Core Office Portfolio decreased $0.1 million, or 3.6% for the three months ended March 31, 2001 compared to the comparable period in 2000. This decrease was primarily due to the effect of prior year real estate taxes which were successfully appealed by the Company in 2001. Ground lease expense from Office Properties remained constant for both periods.

   Net operating income, as defined, from Office Properties increased $6.5 million, or 28.6% to $29.3 million for the three months ended March 31, 2001 compared to $22.8 million for the three months ended March 31, 2000. Of this increase, $0.4 million was generated by the Core Office Portfolio and represented a 1.9% increase in net operating income for the Core Office Portfolio. Excluding the effect of the $140,000 one-time repair costs due to damage resulting from the Seattle earthquake included in the first quarter 2001 results, net operating income for the Core Office Portfolio increased 2.6%. The remaining increase of $6.1 million was generated by an increase of $6.7 million from the Office Development Properties, offset by a $0.6 million decrease generated by the Office Dispositions.

                             Industrial Properties

                              Total Industrial Portfolio        Core Industrial Portfolio(1)
                          ----------------------------------- ----------------------------------
                                          Dollar   Percentage                 Dollar  Percentage
                           2001    2000   Change     Change    2001    2000   Change    Change
                          ------- ------- -------  ---------- ------- ------- ------  ----------
Operating revenues:
  Rental income.........  $10,283 $11,124 $  (841)    (7.6)%  $10,228 $ 9,175 $1,053     11.5%
  Tenant
   reimbursements.......    1,286   1,532    (246)   (16.1)     1,268   1,251     17      1.4
  Other income..........        6     947    (941)   (99.4)         5     946   (941)   (99.5)
                          ------- ------- -------             ------- ------- ------
    Total...............   11,575  13,603  (2,028)   (14.9)    11,501  11,372    129      1.1
                          ------- ------- -------             ------- ------- ------
Property and related
 expenses:
  Property expenses.....      820     959    (139)   (14.5)       808     766     42      5.5
  Real estate taxes.....    1,016   1,158    (142)   (12.3)     1,011     960     51      5.3
                          ------- ------- -------             ------- ------- ------
    Total...............    1,836   2,117    (281)   (13.3)     1,819   1,726     93      5.4
                          ------- ------- -------             ------- ------- ------
Net operating income, as
 defined................  $ 9,739 $11,486 $(1,747)   (15.2)%  $ 9,682  $9,646 $   36      0.4%
                          ======= ======= =======             ======= ======= ======

--------
(1) Stabilized industrial properties owned at January 1, 2000 and still owned at March 31, 2001.

   Total revenues from Industrial Properties decreased $2.0 million, or 14.9% to $11.6 million for the three months ended March 31, 2001 compared to $13.6 million for the three months ended March 31, 2000. Rental income from Industrial Properties decreased $0.8 million, or 7.6% to $10.3 million for the three months ended March 31, 2001 compared to $11.1 million for the three months ended March 31, 2000. Rental income generated by the Core Industrial Portfolio increased $1.1 million, or 11.5% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. In addition, rental income for the three months ended March 31, 2000 included a $0.4 million write-off of the deferred rent receivable balance for a tenant that terminated its lease. Average occupancy in the Core Industrial Portfolio increased 0.3% to 97.9% for the three months ended March 31, 2001 compared to 97.6% for the three months ended March 31, 2000. The $1.1 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $1.9 million in rental income attributable to the ten industrial buildings sold during 2000 and 2001 (the "Industrial Dispositions").

   Tenant reimbursements from Industrial Properties decreased $0.2 million, or 16.1% to $1.3 million for the three months ended March 31, 2001 compared to $1.5 million for three months ended March 31, 2000. This decrease was attributable to a $0.2 million decrease in tenant reimbursements generated by the Industrial Dispositions. Tenant reimbursements for the Core Industrial Portfolio remained consistent for the three months ended March 31, 2001 compared to the comparable period in 2000. Other income from Industrial Properties decreased $0.9 million, or 99.4% to $6,000 for the three months ended March 31, 2001 compared to $0.9 million for the three months ended March 31, 2000. Other income from Industrial Properties for the three months ended March 31, 2000 was comprised primarily of a $0.9 million lease termination fee from a building in El Segundo, California. Net of the $0.4 million write-off of the deferred rent receivable balance discussed above, the Company recognized a net lease termination fee of $0.5 million on this transaction.

   Total expenses from Industrial Properties decreased $0.3 million, or 13.3% to $1.8 million for the three months ended March 31, 2001 compared to $2.1 million for the three months ended March 31, 2000. Property expenses from Industrial Properties decreased by $0.1 million, or 14.5% to $0.8 million for the three months ended March 31, 2001 compared to $0.9 million for the three months ended March 31, 2000. The decrease was attributable to a $0.1 million decrease in property expenses generated by the Industrial Dispositions. Property expenses for the Core Industrial Portfolio remained consistent for the three months ended March 31, 2001 compared to the comparable period in 2000. Real estate taxes decreased by $0.1 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Real estate taxes for the Core Industrial Portfolio increased $0.1 million, or 5.3% for the three months ended March 31, 2001 compared to the same period in 2000. This $0.1 million increase was offset by a decrease of $0.2 million from the Industrial Dispositions.

   Net operating income, as defined, from Industrial Properties decreased $1.8 million, or 15.2% to $9.7 million for the three months ended March 31, 2001 compared to $11.5 million for the three months ended March 31, 2000. Net operating income for the Core Industrial Portfolio increased $36,000, or 0.4% for the three months ended March 31, 2001 compared to the same period in 2000. Excluding the effect of the $0.5 million net lease termination fee included in the first quarter 2000 results, net operating income for the Core Industrial Portfolio increased 5.9%. The decrease of $1.8 million in net operating income was due to the Industrial Dispositions.

Non-Property Related Income and Expenses

   Interest income increased $0.1 million, or 48.3% to $0.4 million for the three months ended March 31, 2001 compared to $0.3 million for the three months ended March 31, 2000. The increase was due primarily to interest earned on restricted cash held for deferred tax property exchanges at the beginning of 2001.

   General and administrative expenses increased $0.7 million, or 27.4% to $3.3 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000. This increase was primarily due to higher salaries and benefits.

   Interest expense increased $3.0 million, or 37.9% to $10.8 million for the three months ended March 31, 2001 compared to $7.8 million for the three months ended March 31, 2000, primarily due to a net increase in aggregate indebtedness. The Company's weighted average annual interest rate decreased approximately 0.4% to 7.6% at March 31, 2001 as compared to 8.0% at March 31, 2000.

   Depreciation and amortization increased $4.1 million, or 44.1% to $13.4 million for the three months ended March 31, 2001 compared to $9.3 million for the three months ended March 31, 2000. The increase was due primarily to depreciation on properties developed and stabilized by the Company subsequent to March 31, 2000 net of the effect of properties disposed of subsequent to March 31, 2000.

Liquidity and Capital Resources

   The Company has a $400 million unsecured revolving credit facility (the "Credit Facility") which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (6.69% at March 31, 2001), depending upon the Company's leverage ratio at the time of borrowing, and matures in November 2002. As of March 31, 2001, the Company had borrowings of $162 million outstanding under the Credit Facility and availability of approximately $154 million. The Company uses the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

   The Company has a $100.0 million unsecured debt facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (6.69% at March 31, 2001), and prices based upon the same pricing tiers and leverage ratio as the Credit Facility. The same pool of unencumbered assets is used to determine availability for the Credit Facility and the $100.0 million unsecured debt facility.

   The following table sets forth the composition of the Company's secured debt at March 31, 2001 and December 31, 2000:

                                                         March 31, December 31,
                                                           2001        2000
                                                         --------- ------------
                                                             (in thousands)
Mortgage note payable, due April 2009, fixed interest
 at 7.20%,
 monthly principal and interest payments...............  $ 92,077    $ 92,465
Mortgage note payable, due October 2003, interest at
 LIBOR plus 1.75%,
 (7.11% and 8.32% at March 31, 2001 and December 31,
 2000, respectively), monthly interest-only
 payments(a)...........................................    83,213      83,213
Mortgage note payable, due February 2022, fixed
 interest at 8.35%,
 monthly principal and interest payments(b)............    79,149      79,495
Construction loan payable, due April 2002, interest
 between LIBOR plus
 2.00% and LIBOR plus 2.70%, (7.49% and 8.86% at March
 31, 2001 and December 31, 2000,
 respectively)(a)(c)(d)................................    52,887      50,068
Mortgage note payable, due May 2017, fixed interest at
 7.15%,
 monthly principal and interest payments...............    28,316      28,549
Mortgage note payable, due June 2004, interest at LIBOR
 plus 1.75%,
 (7.03% and 8.49% at March 31, 2001 and December 31,
 2000, respectively), monthly principal and interest
 payments(a)...........................................    21,823      21,890
Mortgage loan payable, due November 2014, fixed
 interest at 8.13%,
 monthly principle and interest payments...............    12,804      12,844
Mortgage note payable, due December 2005, fixed
 interest at 8.45%,
 monthly principal and interest payments...............    12,405      12,523
Construction loan payable, due November 2002, interest
 at LIBOR plus 3.00% (8.26% and 9.73% at March 31, 2001
 and December 31, 2000, respectively)(a)(d)............    11,724      11,367
Mortgage note payable, due November 2014, fixed
 interest at 8.43%,
 monthly principal and interest payments...............    10,476      10,578
Construction loan payable, due October 2002, interest
 at LIBOR plus 1.75% (7.09% and 8.37% at March 31, 2001
 and December 31, 2000, respectively)(a)(e)............    13,697       9,399
Mortgage note payable, due December 2003, fixed
 interest at 10.00%,
 monthly interest accrued through December 31, 2000, no
 interest accrues thereafter...........................     8,410       8,500
Mortgage note payable, due October 2013, fixed interest
 at 8.21%,
 monthly principal and interest payments...............     6,991       7,070
Construction loan payable, due April 2002, interest at
 LIBOR plus 1.75% (6.85% and 9.10% at March 31, 2001
 and December 31, 2000, respectively)(a)(d)............     6,569       4,727
                                                         --------    --------
                                                         $440,541    $432,688
                                                         ========    ========

--------
(a) The variable interest rates stated as of March 31, 2001 and December 31, 2000 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at March 31, 2001 and December 31, 2000.

(b) Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(c) The Company, through one of the Development LLCs, has an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on the this variable rate construction loan during periods of increasing interest rates. The agreement had an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The notional amount of the interest rate cap agreement was approximately $48.1 and $42.0 million at March 31, 2001 and December 31, 2000, respectively.

(d) This loan contains options to extend the maturity for up to two six-month periods.

(e) This loan contains an option to extend the maturity twelve months.

   The following table sets forth certain information with respect to the maturities and scheduled principal repayments of the Company's secured debt and unsecured term facility at March 31, 2001, assuming the exercise of available debt extension options:

     Year Ending                                                     Dollars
     -----------                                                  --------------
                                                                  (in thousands)
     Remaining 2001..............................................    $  4,302
     2002........................................................       6,148
     2003........................................................     183,145
     2004........................................................     127,719
     2005........................................................      16,965
     Thereafter..................................................     202,262
                                                                     --------
       Total.....................................................    $540,541
                                                                     ========

   The following table sets forth certain information with respect to the Company's aggregate debt composition at March 31, 2001 and December 31, 2000:

                                   Percentage of Total      Weighted Average
                                           Debt              Interest Rate
                                  ---------------------- ----------------------
                                  March 31, December 31, March 31, December 31,
                                    2001        2000       2001        2000
                                  --------- ------------ --------- ------------
   Secured vs. unsecured:
     Secured.....................   62.7%       59.8%       7.4%       8.2%
     Unsecured...................   37.3%       40.2%       7.8%       8.3%
   Fixed rate vs. variable rate:
     Fixed rate (1)(2)(5)........   78.4%       55.6%       7.6%       8.1%
     Variable rate (3)(4)........   21.6%       44.4%       7.2%       8.4%

--------
(1) At March 31, 2001 and December 31, 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expires in February 2002.

(2) In January 2001, the Company entered into an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt starting in January 2001 and expiring in November 2002.

(3) At December 31, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50%. The Company terminated this cap agreement in January 2001.

(4) At March 31, 2001, one of the Development LLCs had an interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50%. The notional amount of the cap increases over the life of the agreement as the balance of the related construction loan increases. At March 31, 2001 and December 31, 2000, the notional amount of the interest rate cap was approximately $48.1 million and $42.0 million, respectively.

(5) The percentage of fixed rate debt to total debt at March 31, 2001 and December 31, 2000 does not take into consideration the portion of floating rate debt capped by the Company's interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 85.2% and 82.1% of its total outstanding debt at March 31, 2001 and December 31, 2000, respectively.

   As of May 14, 2001, the Company had an aggregate of $313 million of equity securities available for issuance under a registration statement.

Capital Expenditures

   As of March 31, 2001, the Company had an aggregate of approximately 1.0 million rentable square feet of office space that was either in lease-up, under construction or committed for construction at a total budgeted cost of approximately $250 million. The Company has spent an aggregate of approximately $134 million on these projects as of March 31, 2001. The Company intends to finance $9 million of the remaining $116 million of presently budgeted development costs, with proceeds from construction loans obtained in 2000. The Company intends to finance the remaining $107 million of budgeted development costs with additional construction loan financing, proceeds from the Company's dispositions program, borrowings under the Credit Facility and from working capital.

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

Building and Lease Information

   The following tables set forth certain information regarding the Company's Office and Industrial Properties at March 31, 2001:

                           Occupancy by Segment Type

                                                      Square Feet
                             Number of -----------------------------------------
   Region                    Buildings   Total      Leased   Available Occupancy
   ------                    --------- ---------- ---------- --------- ---------
   Office Properties:
   Los Angeles..............     31     3,199,985  3,091,586  108,399     96.6%
   Orange County............     13       624,866    444,856  180,010     71.2
   San Diego................     35     2,529,613  2,529,613             100.0
   Other....................      6       709,575    696,550   13,025     98.2
                                ---    ---------- ----------  -------
                                 85     7,064,039  6,762,605  301,434     95.7
                                ---    ---------- ----------  -------
   Industrial Properties:
   Los Angeles..............      7       554,490    553,904      586     99.9
   Orange County............     62     4,393,537  4,263,032  130,505     97.0
   Other....................      8       820,124    820,124             100.0
                                ---    ---------- ----------  -------
                                 77     5,768,151  5,637,060  131,091     97.7
                                ---    ---------- ----------  -------
   Total Portfolio..........    162    12,832,190 12,399,665  432,525     96.6%
                                ===    ========== ==========  =======

                       Lease Expirations by Segment Type

                                                     Percentage
                                             Total    of Total
                                            Square     Leased     Annual Base
                                            Footage  Square Feet  Rent Under
                                 Number of    of     Represented   Expiring
                                 Expiring  Expiring  by Expiring    Leases
   Year of Lease Expiration      Leases(1)  Leases    Leases(2)  (in 000's)(3)
   ------------------------      --------- --------- ----------- -------------
   Office Properties:
   Remaining 2001...............     50      654,785    10.6%      $  9,318
   2002.........................     59      472,594     7.6          8,756
   2003.........................     53      365,557     5.9          7,463
   2004.........................     50      771,081    12.4         17,313
   2005.........................     52      919,251    14.8         16,890
   2006.........................     29      573,446     9.3         13,604
                                    ---    ---------    ----       --------
                                    293    3,756,714    60.6         73,344
                                    ---    ---------    ----       --------
   Industrial Properties:
   Remaining 2001...............     59      576,754    10.3          4,084
   2002.........................     54      323,788     5.8          3,019
   2003.........................     48      760,939    13.6          5,455
   2004.........................     17      542,795     9.7          3,917
   2005.........................     15      746,635    13.3          5,676
   2006.........................      8      621,390    11.1          4,930
                                    ---    ---------    ----       --------
                                    201    3,572,301    63.8         27,081
                                    ---    ---------    ----       --------
   Total Portfolio..............    494    7,329,015    57.1%      $100,425
                                    ===    =========               ========

--------
(1) Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.

(2) Based on total leased square footage for the respective portfolios as of March 31, 2001.

(3) Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before April 1, 2001.

                       Leasing Activity by Segment Type
                   For the Three Months Ended March 31, 2001

                                                                                      Weighted
                          Number of                                                   Average
                          Leases(1)   Square Feet(1)             Change in           Lease Term
                         ----------- ----------------- Change In   Cash    Retention    (in
                         New Renewal  New   Renewal(2) Rents(2)  Rents(3)   Rate(4)   months)
                         --- ------- ------ ---------- --------- --------- --------- ----------
Office Properties.......   6     8   36,318   86,555     23.0%     16.8%     36.1%       34
Industrial Properties...   7     8   23,930  169,268     63.8%     40.2%     88.5%       55
                         ---   ---   ------  -------     ----      ----      ----       ---
Total Portfolio.........  13    16   60,248  255,823     47.2%     30.7%     59.3%       47
                         ===   ===   ======  =======     ====      ====      ====       ===

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

Historical Cash Flows

   The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured and unsecured debt financing and proceeds from the Company's dispositions. The Company's net cash provided by operating activities increased $20.8 million, or 144.4% to $35.2 million for the three months ended March 31, 2001 compared to $14.4 million for the three months ended March 31, 2000. This increase was primarily attributable to $15.0 million the Company drew under letters of credit that the Company held as credit support under the terms of the lease and as security for the related tenant improvements and leasing commissions after one of its tenants defaulted on its lease in January 2001. The increase is also due to timing differences in payments of accounts payable at the end of each comparable period.

   Net cash used in investing activities decreased $11.1 million, or 28.8% to $27.4 million for the three months ended March 31, 2000 compared to $38.5 million for the three months ended March 31, 2000. Cash used in investing activities for the three months ended March 31, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of it Office Properties for $3.1 million, expenditures for construction in progress of $25.7 million, and $1.1 million in additional tenant improvements and capital expenditures offset by $3.2 million in net proceeds received from the sale of one industrial building. Cash used in investing activities for the three months ended March 31, 2000 consisted primarily of the purchase of 17 acres of undeveloped land for $11.3 million (net of an $8.5 million mortgage note payable issued in connection with the acquisition), expenditures for construction in progress of $36.4 million, and $1.5 million in additional tenant improvements and capital expenditures offset by $3.4 million in net proceeds received from the sale of two office buildings.

   Net cash used in financing activities decreased $13.0 million, or 178.3% to $5.7 million net cash used by financing activities for the three months ended March 31, 2001 compared to $7.3 million net cash provided by financing activities for the three months ended March 31, 2000. Cash used by financing activities for the three months ended March 31, 2001 consisted primarily of $29.0 million in repayments to the Credit Facility and $13.6 million in distributions paid to common stockholders and common unitholders, partially offset by a $28.3 decrease in restricted cash used in a tax deferred property exchange and $9.3 million of additional funding drawn under the Company's existing construction loans. Cash provided by financing activities for the three months ended March 31, 2000 consisted primarily of $64.5 million in borrowings under the Credit Facility, partially offset by $13.5 million in distributions paid to common stockholders and common unitholders, $0.5 million in distributions paid to the minority interests in the Development LLCs, and $41.3 million paid for the Company's stock repurchase program.

Funds from Operations

   Industry analysts generally consider Funds From Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds From Operations is defined by NAREIT to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper as clarified by the November 2000 NAREIT National Policy Bulletin which became effective on January 1, 2000 which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds From Operations published by such other REITs. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties' financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties' liquidity, nor is it indicative of funds available to fund the properties' cash needs, including the Company's ability to pay dividends or make distributions.

   The following table presents the Company's Funds From Operations for the three months ended March 31, 2001 and 2000.

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                              (in thousands)
   Net income................................................ $ 6,426  $ 9,578
     Adjustments:
       Minority interest in earnings of Operating
        Partnership..........................................     845    1,372
       Depreciation and amortization.........................  12,970    9,323
       Net (gains) losses on dispositions of operating
        properties...........................................    (305)     305
       Cumulative effect of change in accounting principle...   1,392
       Non-cash amortization of restricted stock grants......     548      102
                                                              -------  -------
   Funds From Operations..................................... $21,876  $20,680
                                                              =======  =======

Inflation

   The majority of the Company's tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Primary Risk Exposures

   Information about the Company's changes in primary risk exposures from December 31, 2000 to March 31, 2001, is incorporated herein by reference from "Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Tabular Presentation of Market Risk

   The tabular presentations below provide information about the Company's interest rate sensitive financial and derivative instruments as of March 31, 2001 and 2000. All of the Company's interest rate sensitive financial and derivative instruments are designated as held for purposes other than trading.

  Presentation at March 31, 2001

   For the Credit Facility, the table presents the assumption that the outstanding principal balance at March 31, 2001 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the expected maximum contractual weighted average interest rate index for outstanding Credit Facility borrowings through 2002.

   For variable rate secured debt and unsecured term debt, the table presents the assumption that all available debt extension options will either be exercised or extended and that the outstanding principal balance at March 31, 2001 will be paid upon the extended debt maturities. The table also presents the contractual weighted average interest rate index for outstanding variable rate mortgage debt borrowings through 2004.

   For fixed rate secured debt, the table presents the assumption that the outstanding principal balance at March 31, 2001 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related contractual weighted-average interest rate at March 31, 2001 for outstanding fixed rate mortgage debt borrowings through 2005 and thereafter.

   For the Series A, Series C, and Series D Cumulative Redeemable Preferred units (the "Series A, Series C and Series D Preferred units") the table reflects the assumption that the Company is not contractually obligated to repay the outstanding balance of the Series A, Series C, and Series D Preferred units since the Series A, Series C and Series D Preferred units will either remain outstanding or be converted into shares of the Company's 8.075% Series A, 9.375% Series C, and 9.25% Series D Cumulative Redeemable Preferred stock, respectively, in 2008, 2008, and 2009, respectively when the Series A, Series C and Series D Preferred units become exchangeable at the option of the majority of the holders. The table also presents the related weighted-average interest rate at March 31, 2001 for outstanding Series A, C and D Preferred units through the exchange date. The same interest rates will apply when the Series A, C and D Preferred units are exchanged into the respective Cumulative Redeemable Preferred stock.

   For the interest rate cap agreement, the table presents the notional amount, cap rate and the related interest rate index upon which the cap rate is based, by contractual maturity date. For the interest rate swap agreements, the table presents the aggregate notional amount, average contractual fixed pay rate, and related interest rate index upon which the floating receive rate is based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2001.

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                                March 31, 2001
                             (dollars in millions)

                                        Maturity Date                                        Fair Value at
                         ------------------------------------------------                      March 31,
                         2001    2002    2003    2004   2005   Thereafter    Total                2001
                         -----  ------  ------  ------  -----  ----------    ------              ------
Liabilities:
Unsecured line of
 credit:
  Variable rate.........        $162.0                                       $162.0              $162.0
  Average interest rate  LIBOR   LIBOR
   index................ +1.50%  +1.50%

Secured debt and
 unsecured term debt:
  Variable rate......... $ 0.2  $  0.3  $168.5  $120.9                       $289.9              $289.9
  Average interest rate  LIBOR   LIBOR   LIBOR   LIBOR
   index................ +1.79%  +1.79%  +1.79%  +1.79%

  Fixed rate............ $ 4.1  $  5.8  $ 14.7  $  6.8  $17.0    $202.2      $250.6              $257.8
  Average interest
   rate.................  7.50%   7.50%   7.50%   7.50%  7.50%     7.50%

Series A, C and D
 Preferred units:
  Fixed rate............                                                                         $142.1
  Average interest
   rate.................  8.71%   8.71%   8.71%   8.71%  8.71%     8.71%

               Interest Rate Risk Analysis--Tabular Presentation
                       Financial Derivative Instruments
                   Notional Amounts by Contractual Maturity
                                March 31, 2001
                             (dollars in millions)

                                       Maturity Date                                   Fair Value at
                           ----------------------------------------                      March 31,
                           2001    2002   2003 2004 2005 Thereafter    Total                2001
                           -----  ------  ---- ---- ---- ----------    ------              ------
Interest Rate Derivatives
 Used to Hedge Variable
 Rate Debt:
Interest rate swap
 agreements:
  Notional amount.........        $300.0                               $300.0              $ (5.5)
  Fixed pay interest
   rate...................          6.21%
  Floating receive
   interest rate index....         LIBOR

Interest rate cap
 agreement:
  Notional amount.........        $ 57.0                               $ 57.0              $  --
  Cap rate ...............  8.50%   8.50%
  Forward rate index...... LIBOR   LIBOR

  Presentation at March 31, 2000

   For the unsecured line of credit, the table presents that the outstanding principal balance at March 31, 2000 will be paid upon the Credit Facility's maturity in November 2002. The table also presents the maximum interest rate index for outstanding Credit Facility borrowings from 2000 through 2002.

   For variable rate secured debt, the table presents the assumption that the outstanding principal balance at March 31, 2000 will be paid according to scheduled principal payments. The table also presents the contractual weighted average interest rate index for outstanding variable rate mortgage debt borrowings from 2000 through 2003.

   For fixed rate secured debt, the table presents the assumption that the outstanding principal balance at March 31, 2000 will be paid according to scheduled principal payments and that the Company will not prepay any of the outstanding principal balance. The table also presents the related weighted-average interest rate at March 31, 2000 for outstanding fixed rate mortgage debt borrowings from 2000 through 2004 and thereafter.

   For the Series A, C and D Preferred units the table presents the same assumptions as discussed for the presentation at March 31, 2001.

   For interest rate cap agreements, the table presents notional amounts, cap rates and the related interest rate index upon which cap rates are based, by contractual maturity date. For the interest rate swap agreements, the table presents the notional amount, maximum contractual fixed pay rate, and related interest rate index upon which the floating receive rate is based, by contractual maturity date. Notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2000.

                      Interest Rate Sensitivity Analysis
                       Financial Assets and Liabilities
                Outstanding Principal by Expected Maturity Date
                                March 31, 2000
                             (dollars in millions)

                                       Maturity Date                                       Fair Value at
                          ---------------------------------------------                      March 31,
                          2000   2001    2002   2003   2004  Thereafter    Total                2000
                          -----  -----  ------  -----  ----  ----------    ------              ------
Liabilities:
Line of credit:
  Variable rate.........                $292.5                             $292.5              $292.5
  Average interest rate   LIBOR  LIBOR   LIBOR
   index................  +1.50% +1.50%  +1.50%
Secured debt:
  Variable rate.........                        $90.0                      $ 90.0              $ 90.0
  Average interest rate   LIBOR  LIBOR   LIBOR  LIBOR
   index................  +1.75% +1.75%  +1.75% +1.75%

  Fixed rate............  $ 3.7  $ 5.2  $  5.6  $14.6  $6.6    $207.1      $242.8              $240.5
  Average interest
   rate.................   7.82%  7.82%   7.82%  7.82% 7.82%     7.82%

Series A and C Preferred
 units:
  Fixed rate............                                                                       $142.1
  Average interest
   rate.................   8.71%  8.71%   8.71%  8.71% 8.71%     8.71%

                       Interest Rate Sensitivity Analysis
                        Financial Derivative Instruments
                    Notional Amounts by Contractual Maturity
                                 March 31, 2000
                             (dollars in millions)

                                      Maturity Date                       Fair Value at
                         -----------------------------------------          March 31,
                          2000   2001  2002   2003 2004 Thereafter Total      2000
                         ------  ---- ------  ---- ---- ---------- ------ -------------
Interest Rate
 Derivatives Used to
 Hedge the Line of
 Credit:
Interest rate cap
 agreement:
  Notional amount....... $150.0       $150.0                       $300.0     $ 1.5
  Cap rate..............   6.50%        6.50%
  Forward rate index....  LIBOR        LIBOR

Interest rate swap
 agreement:
  Notional amount....... $150.0                                    $150.0     $(0.1)
  Fixed pay rate........   8.45%
  Floating receive
   interest rate index..  LIBOR

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   During the three months ended March 31, 2001, no legal proceedings were initiated against or on behalf of the Company, which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES

   During the three months ended March 31, 2001, common unitholders of the Operating Partnership exchanged 466,236 common limited partnership units for shares of the Company's common stock on a one-for-one basis. The 466,236 common shares issued in connection with the exchange were registered on four registration statements declared effective by the SEC during 1999 and 2000. The common units that were redeemed in connection with the exchange were previously issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--None

ITEM 5. OTHER INFORMATION--None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit
 Number  Description
 ------- -----------
 None

--------
   (b) Reports on Form 8-K

   The Company filed the Current Report on Form 8-K (No. 1-12673), dated February 1, 2001 in connection with its fourth quarter 2000 earnings release.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2001.

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