Form 10-Q
period 2001-06-30
KILROY REALTY CORP
filed 2001-08-14
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12675

KILROY REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4598246 (I.R.S. Employer Identification Number)

2250 East Imperial Highway, Suite 1200, El Segundo, California 90245
(Address of principal executive offices)

(310) 563-5500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒         No  ☐

        As of August 10, 2001, 27,306,914 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2001	December 31, 2000
ASSETS

INVESTMENT IN REAL ESTATE (Note 2):
Land and improvements	$ 285,733	$ 266,444
Buildings and improvements	1,154,660	1,054,995
Undeveloped land and construction in progress, net	143,564	162,633
Investment in unconsolidated real estate		12,405

Total investment in real estate	1,583,957	1,496,477
Accumulated depreciation and amortization	(224,157)	(205,332)

Investment in real estate, net	1,359,800	1,291,145

CASH AND CASH EQUIVALENTS	13,898	17,600
RESTRICTED CASH (Note 2)	7,222	35,014
TENANT RECEIVABLES, NET	30,095	32,521
NOTE RECEIVABLE FROM RELATED PARTY (Note 2)		33,274
DEFERRED FINANCING AND LEASING COSTS, NET	37,455	39,674
PREPAID EXPENSES AND OTHER ASSETS	5,371	7,941

TOTAL ASSETS	$1,453,841	$1,457,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Secured debt (Note 3)	$ 438,947	$ 432,688
Unsecured line of credit (Note 3)	185,000	191,000
Unsecured term facility	100,000	100,000
Accounts payable and accrued expenses (Note 4)	38,554	33,911
Accrued distributions (Note 9)	14,558	13,601
Rents received in advance and tenant security deposits	16,302	17,810

Total liabilities	793,361	789,010

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 5):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	50,076	62,485
Minority interests in Development LLCs	12,177	11,748

Total minority interests	214,754	226,734

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,265,614 and 26,475,470 shares issued and outstanding, respectively	273	265
Additional paid-in capital	474,864	460,390
Distributions in excess of earnings	(23,742)	(19,230)
Accumulated other comprehensive loss	(5,669)

Total stockholders’ equity	445,726	441,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,453,841	$1,457,169

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUES (Note 7):
Rental income	$ 46,029	$ 39,370	$ 90,408	$ 77,072
Tenant reimbursements	6,170	4,594	11,690	9,288
Interest income	277	1,016	713	1,302
Other income (Note 6)	5,758	356	5,790	1,444

Total revenues	58,234	45,336	108,601	89,106

EXPENSES:
Property expenses	7,443	6,074	14,338	11,532
Real estate taxes	4,744	3,049	8,379	6,436
General and administrative expenses	3,034	2,555	6,388	5,187
Ground leases	375	399	767	788
Interest expense	10,612	9,948	21,403	17,776
Depreciation and amortization	12,521	9,645	25,954	18,968

Total expenses	38,729	31,670	77,229	60,687

INCOME FROM OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES, MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	19,505	13,666	31,372	28,419
NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES	1,234	4,273	1,539	3,968

INCOME BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	20,739	17,939	32,911	32,387

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)	(6,750)	(6,750)
Minority interest in earnings of Operating Partnership	(1,796)	(1,843)	(2,641)	(3,215)
Minority interest in earnings of Development LLCs	(471)	83	(605)	(41)

Total minority interests	(5,642)	(5,135)	(9,996)	(10,006)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	15,097	12,804	22,915	22,381
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 1)			(1,392)

NET INCOME	$ 15,097	$ 12,804	$ 21,523	$ 22,381

Net income per common share—basic (Note 8)	$ 0.56	$ 0.49	$ 0.80	$ 0.84

Net income per common share—diluted (Note 8)	$ 0.55	$ 0.49	$ 0.79	$ 0.84

Weighted average shares outstanding—basic (Note 8)	27,159,582	26,258,821	26,937,564	26,743,659

Weighted average shares outstanding—diluted (Note 8)	27,380,348	26,348,049	27,176,948	26,788,468

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2000	26,475,470	$265	$460,390	$(19,230)		$$441,425
Exchange of common units of the Operating Partnership (Note 5)	685,691	7	13,652			13,659
Exercise of stock options	111,633	1	1,453			1,454
Non-cash amortization of restricted stock grants			1,096			1,096
Repurchase of common stock	(7,180)		(217)			(217)
Adjustment for minority interest			(1,510)			(1,510)
Dividends declared ($0.96 per share)				(26,035)		(26,035)
Net income				21,523		21,523
Other comprehensive loss (Notes 1 and 4)					(5,669)	(5,669)

BALANCE AT JUNE 30, 2001	27,265,614	$273	$474,864	$(23,742)	$ (5,669)	$445,726

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 21,523	$ 22,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,954	18,968
Cumulative effect of change in accounting principle	1,392
Provision for uncollectable tenant receivables and deferred rent	1,893	1,297
Minority interest in earnings of Operating Partnership and Development LLCs	3,246	3,256
Non-cash amortization of restricted stock grants	1,096	236
Net gains on dispositions of operating properties	(1,539)	(3,968)
Other	(72)	(184)
Changes in assets and liabilities:
Tenant receivables	441	(5,693)
Deferred leasing costs	(121)	(1,413)
Prepaid expenses and other assets	(982)	(3,853)
Accounts payable and accrued expenses	(837)	6,219
Rents received in advance and tenant security deposits	(1,508)	377
Accrued distributions to Cumulative Redeemable Preferred unitholders		299

Net cash provided by operating activities	50,486	37,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(6,506)	(7,577)
Expenditures for undeveloped land and construction in progress	(57,922)	(79,653)
Cash paid to acquire note receivable		(45,278)
Net proceeds received from dispositions of operating properties	18,266	26,294
Net advances to unconsolidated subsidiary		(314)

Net cash used in investing activities	(46,162)	(106,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on unsecured line of credit	(6,000)	77,000
Proceeds from secured debt	16,840	54,388
Principal payments on secured debt (Note 3)	(19,706)	(2,370)
Financing costs	(105)	(3,097)
Share repurchase program		(41,255)
Proceeds from exercise of stock options	1,454
Decrease in restricted cash (Note 2)	27,792	314
Net (distributions to) contributions from minority interests in Development LLCs	(176)	996
Distributions paid to common stockholders and common unitholders	(28,125)	(26,968)

Net cash (used in) provided by financing activities	(8,026)	59,008

Net decrease in cash and cash equivalents	(3,702)	(9,598)
Cash and cash equivalents, beginning of period	17,600	26,116

Cash and cash equivalents, end of period	$ 13,898	$ 16,518

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$ 17,900	$ 16,411

Distributions paid to Cumulative Redeemable Preferred unitholders	$ 6,750	$ 6,452

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 9)	$ 14,558	$ 13,591

Note receivable repaid in connection with property acquisition (Note 2)	$ 33,274

Issuance of secured note payable in connection with undeveloped land acquisition (Note 2)	$ 9,125	$ 8,500

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2001 and 2000
(Unaudited)

1.    Organization and Basis of Presentation

    Organization

        Kilroy Realty Corporation (the “Company”) develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2001, the Company’s stabilized portfolio of operating properties consisted of 87 office buildings (the “Office Properties”) and 75 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.2 million and 5.6 million rentable square feet, respectively, and was approximately 94.9% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy (“lease-up” properties) and projects currently under construction or in pre-development. As of June 30, 2001, the Company had five office properties encompassing an aggregate of approximately 357,600 rentable square feet which were in the lease-up phase. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. In addition, as of June 30, 2001, the Company had six office properties under construction or committed for construction which when completed are expected to encompass an aggregate of approximately 617,700 rentable square feet.

        The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 89.9% general partnership interest in the Operating Partnership as of June 30, 2001. The Operating Partnership owns a 50% interest in two limited liability companies (the “Development LLCs”) which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, is the other 50% member of the Development LLC’s. The Development LLCs are consolidated for financial reporting purposes since the Company controls all significant development and operating decisions.

        On January 1, 2001, Kilroy Services, Inc. (“KSI”) was merged into a newly formed entity, Kilroy Services, LLC (“KSLLC”). The Company historically accounted for the operating results of the development services business conducted by KSI under the equity method of accounting. Prior to the merger, John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, and John B. Kilroy, Jr., the Company’s President and Chief Executive Officer, owned 100% of the voting interest of KSI and the Operating Partnership owned 100% of the non-voting preferred stock and a 95% economic interest in KSI. In connection with the merger, Messers Kilroy received $8,000 in cash for their economic interest and KSLLC became a wholly-owned subsidiary of the Company. As a result, KSLLC was consolidated for financial reporting purposes beginning January 1, 2001. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, the Development LLC’s, and all wholly-owned subsidiaries and controlled entities.

    Basis of Presentation

        The accompanying interim financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

    New Accounting Pronouncements

        As part of the Company’s overall interest rate risk management strategy, the Company uses derivative instruments, including interest rate swaps and caps, to hedge exposures to interest rate risk on its debt. The Company does not enter into any derivative instruments for speculative purposes. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Additionally, any of the adjustments to fair value will affect either shareholders’ equity or net income depending on the nature of the hedge and whether the derivative instrument qualifies as a hedge for accounting purposes. The Company determines fair value based upon available market information at each balance sheet date using standard valuation techniques such as discounted cash flow analysis and option pricing models.

        Prior to the adoption of SFAS 133, the Company applied deferral accounting for all derivative financial instruments that were designated as hedges. Amounts paid or received under these agreements were recognized as adjustments to interest expense. The initial premiums on cap agreements were amortized over the life of the agreement using the straight-line method.

        On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded a $1.4 million cumulative effect of change in accounting principle to record an existing cap agreement at fair market value. The Company also recorded a $2.0 million non-cash charge to other comprehensive loss to record the Company’s swap on the balance sheet at fair market value.

        In June 2001, the Financial Accounting Standards Board issued two new pronouncements: SFAS 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 141 prohibits the use of the pooling-of-interests method, requiring all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. Management does not expect the adoption of these statements will have a material effect on the Company’s results of operations or financial position.

2.    Acquisitions, Dispositions and Completed Development Projects

    Acquisition of Land

        In June 2001, the Company acquired 9.8 acres of undeveloped land in San Diego, California from an unaffiliated third party for $15.1 million, consisting of a cash payment of $6.0 million and the issuance of a $9.1 million non-interest bearing mortgage note payable to the seller. The note is secured by the undeveloped land and is due on or before December 6, 2001, the note’s stated maturity. The note may be prepaid at any time, in whole or in part, without penalty or premium.

        In January 2001, the Company acquired the fee interest in a parcel of land at 9455 Town Center Drive, San Diego for $3.1 million. The Company had previously leased this land from the city of San Diego. This land is the site of one of the Company’s Office Properties.

    Related Party Acquisition

        In January 2001, the Operating Partnership purchased a 75% tenancy-in-common interest in a three-building office complex located in El Segundo, California for $33.4 million in cash. The complex, which encompasses an aggregate of approximately 366,000 rentable square feet, is comprised of two office buildings and a parking structure. One of the office buildings is 100% leased to The Boeing Company. The Company is currently redeveloping the second office building.

        The Company partially funded the acquisition with $28.4 million in proceeds from property dispositions that were held as restricted cash for the use in tax-deferred property exchanges and included in restricted cash at December 31, 2000. The remaining $5.0 million was funded with borrowings under the Company’s unsecured line of credit. The interest was purchased from entities owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members. Concurrent with the purchase of the 75% interest, the outstanding note receivable from related party and related accrued interest balances were paid to the Company.

        As a result of the acquisition, the Company now owns a 100% interest in the complex. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000.

    Dispositions

        During the six months ended June 30, 2001, the Company sold the following properties:

Property Type	Location	Month of Disposition	No. of Buildings	Rentable Square Feet	Sale Price ($ in millions)
Industrial	San Diego, CA	February	1	39,700	$ 3.3
Industrial	Roseville, CA	April	2	162,200	15.4

Total			3	201,900	$18.7

        The Company recorded a gain of approximately $1.5 million in connection with the sales of these properties. The Company used the sales proceeds to fund development expenditures.

    Completed Development Projects

        During the six months ended June 30, 2001, the Company completed and stabilized the following development projects:

Property Type	Location	Stabilization Date	No. of Buildings	Rentable Square Feet	Stabilized Occupancy
Office	San Diego, CA	Q2 2001	1	68,000	100%
Office	San Diego, CA	Q2 2001	1	102,900	100%

Total			2	170,900

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At June 30, 2001, the Company had the following five office properties in the lease-up phase:

Property Type	Location	Completion Date	No. of Buildings	Rentable Square Feet	Percentage Committed at June 30, 2001(1)		Estimated Stabilization Date(2)
Office	Calabasas, CA	Q1 2001	1	98,700	58%		Q1 2002
Office	Calabasas, CA	Q1 2001	1	11,800	100	%(3)	Q3 2001
Office	San Diego, CA	Q2 2001	1	46,700	51%		Q2 2002
Office	San Diego, CA	Q2 2001	1	70,600	0%		Q2 2002
Office	Del Mar, CA	Q2 2001	1	129,800	100	%(4)	Q4 2001

Total			5	357,600

(1)	Includes executed leases calculated on a square footage basis.
(2)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.
(3)	This project is 100% leased to one tenant. The Company presently expects the tenant to occupy 100% of the space during the third quarter of 2001.
(4)
This project is 100% leased to one tenant. The tenant occupied 82% of the project at June 30, 2001 under a staged move-in plan. The Company presently expects the tenant to occupy the remaining space during the fourth quarter of 2001.

3.    Unsecured Line of Credit and Secured Debt

        As of June 30, 2001, the Company had borrowings of $185 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $159 million. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of between 1.13% and 1.75% (5.50% at June 30, 2001), depending upon the Company’s leverage ratio at the time of borrowing. The Company expects to use the Credit Facility to fund development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

        In June 2001, the Company repaid the $16.8 million principal balance of an existing construction loan which had an annual interest rate of LIBOR plus 1.75% and a stated maturity of October 2002. The payment was made in conjunction with a tax-deferred property exchange and was primarily funded with the $15.4 million in proceeds from the disposition of the industrial property in Roseville, California (see Note 2).

        Total interest capitalized for the three months ended June 30, 2001 and 2000 was $3.4 million and $4.0 million, respectively. Total interest capitalized for the six months ended June 30, 2001 and 2000 was $6.7 million and $8.0 million, respectively.

4.    Derivative Financial Instruments and Interest Rate Risk Management

        The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that are designated as cash flow hedges, typically interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

    Interest Rate Swaps and Caps

        For interest rate swap agreements, the Company receives variable interest rate payments and pays fixed interest rate payments, thereby creating the equivalent of fixed rate debt. For interest rate cap agreements the Company effectively limits its interest expense to a certain specified rate on a portion of its variable rate debt. These agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. To the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings. For the six months ended June 30, 2001, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s swap contracts and debt obligations are effectively matched.

        As of June 30, 2001, the Company had two interest rate swap agreements to receive variable rates of interest (LIBOR) and pay fixed rates of interest (weighted average rate of 6.21%) on an aggregate notional amount of $300 million, $150 million which expires in February 2002 and $150 million which expires in November 2002. The Company, through one of the Development LLC’s, also had one interest rate cap agreement with a LIBOR based cap rate of 8.50% and a notional amount of $54.4 million at June 30, 2001. The agreement had an initial notional amount of $21.1 million that increases to $57.0 million through August 2001, and then remains at $57.0 million until expiration in April 2002. Each of these instruments have been designated as cash flow hedges. As of June 30, 2001, the Company has a derivative liability of $5.7 million, which is included in accounts payable and accrued expenses in the consolidated balance sheet. During the next twelve months, the Company estimates that it will record approximately $5.0 million of interest expense related to these instruments.

        In January 2001, the Company terminated an interest rate cap agreement which had a LIBOR based cap rate of 6.50% and a notional amount of $150 million.

5.    Minority Interests

        Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs. The Company owned an 89.9% general partnership interest in the Operating Partnership as of June 30, 2001.

        During the six months ended June 30, 2001, 685,691 common units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Of these 685,691 common limited partnership units, 410,849 common limited partnership units were owned by a partnership affiliated with The Allen Group. In addition, 47,500 of the 685,691 common limited partnership units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, and John B. Kilroy, Jr., the Company’s President and Chief Executive Officer. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common unitholders.

6.    Lease Termination Fee

        In January 2001, one of the Company’s tenants, eToys, Inc. (“eToys”) defaulted on its lease and, thereafter, declared bankruptcy on March 7, 2001. Prior to the eToys’ bankruptcy filing, the Company drew $15.0 million under two letters of credit which were held as credit support under the terms of the lease and as security for the related tenant improvements and leasing commissions. In May 2001, the United States Bankruptcy Court for the District of Delaware approved a stipulation rejecting the eToys’ lease. The Company recorded a net lease termination fee of $5.4 million representing the $15.0 million of letter of credit proceeds offset by $9.6 million of accounts receivable and other costs and obligations associated with the lease.

        Upon the execution of the stipulation, the Company obtained possession of approximately 128,000 of the total 151,000 rentable square feet leased to eToys. eToys continues to occupy the remaining 23,000 rentable square feet and has been paying rent on this space based on the terms in the stipulation. The Company currently expects eToys to vacate this space by August 31, 2001.

7.    Segment Disclosure

        The Company’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities including legal, accounting, finance, and management information systems which are not considered separate operating segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Revenues and Expenses:

Office Properties:
Operating revenues	$46,677	$31,060	$ 85,033	$ 60,941
Property and related expenses	10,814	7,672	19,867	14,967

Net operating income, as defined	35,863	23,388	65,166	45,974

Industrial Properties:
Operating revenues	11,280	13,260	22,855	26,863
Property and related expenses	1,748	1,850	3,617	3,789

Net operating income, as defined	9,532	11,410	19,238	23,074

Total Reportable Segments:
Operating revenues	57,957	44,320	107,888	87,804
Property and related expenses	12,562	9,522	23,484	18,756

Net operating income, as defined	45,395	34,798	84,404	69,048

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	45,395	34,798	84,404	69,048
Other unallocated revenues:
Interest income	277	1,016	713	1,302
Other unallocated expenses:
General and administrative expenses	3,034	2,555	6,388	5,187
Interest expense	10,612	9,948	21,403	17,776
Depreciation and amortization	12,521	9,645	25,954	18,968

Income from operations	19,505	13,666	31,372	28,419
Net gains on dispositions of operating properties	1,234	4,273	1,539	3,968
Minority interests	(5,642)	(5,135)	(9,996)	(10,006)
Cumulative effect of change in accounting principle			(1,392)

Net income	$15,097	$12,804	$ 21,523	$ 22,381

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands, except share and per share amounts)
Numerator:
Net income before cumulative effect of change in accounting principle	$ 15,097	$ 12,804	$ 22,915	$ 22,381
Cumulative effect of change in accounting principle			(1,392)

Net income—numerator for basic and diluted earnings per share	$ 15,097	$ 12,804	$ 21,523	$ 22,381

Denominator:
Basic weighted average shares outstanding	27,159,582	26,258,821	26,937,564	26,743,659
Effect of dilutive securities—stock options	220,766	89,228	239,384	44,809

Diluted weighted average shares and common share equivalents outstanding	27,380,348	26,348,049	27,176,948	26,788,468

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$ 0.56	$ 0.49	$ 0.85	$ 0.84
Cumulative effect of change in accounting principle			(0.05)

Net income	$ 0.56	$ 0.49	$ 0.80	$ 0.84

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$ 0.55	$ 0.49	$ 0.84	$ 0.84
Cumulative effect of change in accounting principle			(0.05)

Net income	$ 0.55	$ 0.49	$ 0.79	$ 0.84

        At June 30, 2001, Company employees and directors held options to purchase 88,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

9.    Subsequent Events

        On July 18, 2001, aggregate distributions of $14.6 million were paid to common stockholders and common unitholders of record on June 29, 2001.

        On August 1, 2001, the Company sold one office building encompassing approximately 41,100 aggregate rentable square feet to an unaffiliated third party. The building, which is located in Camarillo, California, was sold for an aggregate sales price of $6.6 million in cash.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2000. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

        Kilroy Realty Corporation (the “Company”) develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 89.9% general partnership interest in the Operating Partnership as of June 30, 2001.

Results of Operations

        A significant part of the Company’s revenue growth for each of the three- and six-month periods ended June 30, 2001 is attributable to its recently completed development projects. During the six months ended June 30, 2001, the Company completed the development of and stabilized two office buildings encompassing an aggregate of approximately 170,900 rentable square feet. During the year ended December 31, 2000 the Company completed the development of nine office buildings encompassing an aggregate of approximately 1.0 million rentable square feet. All of these completed development properties were included in the Company’s portfolio of stabilized operating properties at June 30, 2001. The Company’s stabilized portfolio of operating properties consists of all of the Company’s office and industrial properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy (“lease-up” properties) and projects currently under construction or in pre-development. At June 30, 2001, the Company had five office buildings encompassing an aggregate of approximately 357,600 rentable square feet in the lease-up phase which were completed during the six months ended June 30, 2001. The Company’s development pipeline at June 30, 2001 included six office projects under construction or committed for construction which are expected to be completed over the next two years and encompass an aggregate of approximately 617,700 rentable square feet. In addition, the Company has an aggregate of approximately 1.3 million rentable square feet of presently planned future office development projects.

        During the six months ended June 30, 2001, the Company acquired a 75% tenancy-in-common interest in a three-building office complex encompassing an aggregate of approximately 366,000 rentable square feet. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000. As a result, the Company now owns a 100% interest in the complex (see Note 2 to the consolidated financial statements.) The Company did not acquire any additional operating properties during the year ended December 31, 2000. During the six months ended June 30, 2001, the Company disposed of three industrial buildings encompassing an aggregate of approximately 201,900 rentable square feet, for an aggregate sales price of $18.7 million. During the year ended December 31, 2000, the Company disposed of nine office and nine industrial buildings encompassing an aggregate of approximately 286,700 and 669,800 rentable square feet, respectively, for an aggregate sales price of $113.6 million.

        As a result of the property acquired and the projects developed and stabilized by the Company subsequent to June 30, 2000, net of the effect of properties disposed of subsequent to June 30, 2000, rentable square footage in the Company’s portfolio of stabilized properties increased by an aggregate of approximately 270,000 rentable square feet, or 2.1%, to 12.8 million rentable square feet at June 30, 2001 compared to 12.5 million rentable square feet at June 30, 2000. As of June 30, 2001, the Company’s stabilized portfolio was comprised of 87 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.2 million rentable square feet and 75 industrial properties (the “Industrial Properties”) encompassing an aggregate of approximately 5.6 million rentable square feet. The stabilized portfolio occupancy rate at June 30, 2001 was 94.9%, with the Office and Industrial Properties 93.7% and 96.5% occupied, respectively.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2001	2000
	(unaudited, dollars in thousands)
Revenues:
Rental income	$46,029	$39,370	$ 6,659	16.9%
Tenant reimbursements	6,170	4,594	1,576	34.3
Interest income	277	1,016	(739)	(72.7)
Other income	5,758	356	5,402	1517.4

Total revenues	58,234	45,336	12,898	28.4

Expenses:
Property expenses	7,443	6,074	1,369	22.5
Real estate taxes	4,744	3,049	1,695	55.6
General and administrative expenses	3,034	2,555	479	18.7
Ground leases	375	399	(24)	(6.0)
Interest expense	10,612	9,948	664	6.7
Depreciation and amortization	12,521	9,645	2,876	29.8

Total expenses	38,729	31,670	7,059	22.3

Income from operations	$19,505	$13,666	$ 5,839	42.7%

Rental Operations

        Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the three months ended June 30, 2001 and 2000.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$36,007	$27,459	$ 8,548	31.1%	$25,859	$25,545	$314	1.2%
Tenant reimbursements	5,029	3,287	1,742	53.0	4,177	3,162	1,015	32.1
Other income	5,641	314	5,327	1,696.5	356	321	35	10.9

Total	46,677	31,060	15,617	50.3	30,392	29,028	1,364	4.7

Property and related expenses:
Property expenses	6,610	5,210	1,400	26.9	5,051	4,953	98	2.0
Real estate taxes	3,829	2,063	1,766	85.6	2,662	1,893	769	40.6
Ground leases	375	399	(24)	(6.0)	325	389	(64)	(16.5)

Total	10,814	7,672	3,142	41.0	8,038	7,235	803	11.1

Net operating income, as defined	$35,863	$23,388	$12,475	53.3%	$22,354	$21,793	$561	2.6%

(1)	Stabilized office properties owned at January 1, 2000 and still owned at June 30, 2001.

        Total revenues from Office Properties increased $15.6 million, or 50.3% to $46.7 million for the three months ended June 30, 2001 compared to $31.1 million for the three months ended June 30, 2000. Rental income from Office Properties increased $8.5 million, or 31.1% to $36.0 million for the three months ended June 30, 2001 compared to $27.5 million for the three months ended June 30, 2000. Rental income generated by the Core Office Portfolio increased $0.3 million, or 1.2% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily attributable to growth provided by increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Office Portfolio decreased 2.2% to 94.6% for the three months ended June 30, 2001 compared to 96.8% for the three months ended June 30, 2000. Of the remaining increase of $8.2 million in rental income from Office Properties, an increase of $9.0 million was generated by the office properties developed by the Company in 2001 and 2000 (the “Office Development Properties”), offset by a decrease of $0.8 million attributable to the office properties sold during 2000, net of the effect of the office property acquired in 2001 (the “Net Office Dispositions”).

        Tenant reimbursements from Office Properties increased $1.7 million, or 53.0% to $5.0 million for the three months ended June 30, 2001 compared to $3.3 million for the three months ended June 30, 2000. An increase of $1.0 million, or 32.1% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to an increase in property expenses and real estate taxes which were reimbursable by tenants. Of the remaining increase of $0.7 million, an increase of $0.8 million in tenant reimbursements was generated by the Office Development Properties offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Other income from Office Properties increased $5.3 million to $5.6 million for the three months ended June 30, 2001 compared to $0.3 million for the three months ended June 30, 2000. This increase was primarily attributable to the recognition of a $5.4 million lease termination fee resulting from the bankruptcy court’s rejection of the eToys’ lease (see Note 6 to the consolidated financial statements.) The remaining other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

        Total expenses from Office Properties increased $3.1 million, or 41.0% to $10.8 million for the three months ended June 30, 2001 compared to $7.7 million for the three months ended June 30, 2000. Property expenses from Office Properties increased $1.4 million, or 26.9% to $6.6 million for the three months ended June 30, 2001 compared to $5.2 million for the three months ended June 30, 2000. An increase of $0.1 million in property expenses was attributable to the Core Office Portfolio. This increase was primarily attributable to higher utility costs due to an increase in rates. Of the remaining increase of $1.3 million, an increase of $1.5 million generated by the Office Development Properties was offset by a decrease of $0.2 million attributable to the Net Office Dispositions. Real estate taxes increased $1.7 million, or 85.6% to $3.8 million for the three months ended June 30, 2001 as compared to $2.1 million for the three months ended June 30, 2000. Real estate taxes for the Core Office Portfolio increased $0.7 million, or 40.6% for the three months ended June 30, 2001 compared to the comparable period in 2000. This increase was primarily due to supplemental real estate taxes paid during the three months ended June 30, 2001 and real estate tax refunds received during the three months ended June 30, 2000. An increase of $1.1 million attributable to the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Ground lease expense from Office Properties remained consistent for both periods. A decrease of $0.1 million in the Core Office Portfolio was offset by an increase of $0.1 million in the Office Development Properties. The decrease in the Core Office Portfolio is due to the acquisition of the fee interest in the land at one of the Core Office Portfolio properties in January 2001.

        Net operating income, as defined, from Office Properties increased $12.5 million, or 53.3% to $35.9 million for the three months ended June 30, 2001 compared to $23.4 million for the three months ended June 30, 2000. Of this increase, $0.6 million was generated by the Core Office Portfolio and represented a 2.6% increase in net operating income for the Core Office Portfolio. The remaining increase of $11.9 million was generated by an increase of $12.5 million from the Office Development Properties, offset by a $0.6 million decrease attributable to the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$10,022	$11,911	$(1,889)	(15.9)%	$9,914	$9,364	$550	5.9%
Tenant reimbursements	1,141	1,307	(166)	(12.7)	1,131	941	190	20.2
Other income	117	42	75	178.6	7	41	(34)	(82.9)

Total	11,280	13,260	(1,980)	(14.9)	11,052	10,346	706	6.8

Property and related expenses:
Property expenses	833	864	(31)	(3.6)	786	589	197	33.4
Real estate taxes	915	986	(71)	(7.2)	904	751	153	20.4

Total	1,748	1,850	(102)	(5.5)	1,690	1,340	350	26.1

Net operating income, as defined	$ 9,532	$11,410	$(1,878)	(16.5)%	$9,362	$9,006	$356	4.0%

(1)	Stabilized industrial properties owned at January 1, 2000 and still owned at June 30, 2001.

        Total revenues from Industrial Properties decreased $2.0 million, or 14.9% to $11.3 million for the three months ended June 30, 2001 compared to $13.3 million for the three months ended June 30, 2000. Rental income from Industrial Properties decreased $1.9 million, or 15.9% to $10.0 million for the three months ended June 30, 2001 compared to $11.9 million for the three months ended June 30, 2000. Rental income generated by the Core Industrial Portfolio increased $0.5 million, or 5.9% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 1.4% to 96.9% for the three months ended June 30, 2001 compared to 98.3% for the three months ended June 30, 2000. The $0.5 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $2.4 million in rental income attributable to the twelve industrial buildings sold during 2001 and 2000 (the “Industrial Dispositions”).

        Tenant reimbursements from Industrial Properties decreased $0.2 million, or 12.7% to $1.1 million for the three months ended June 30, 2001 compared to $1.3 million for three months ended June 30, 2000. This decrease was attributable to a $0.4 million decrease in tenant reimbursements attributable to the Industrial Dispositions offset by a $0.2 million increase in tenant reimbursements for the Core Industrial Portfolio. Other income from Industrial Properties increased $0.1 million, or 178.6% to $0.1 million for the three months ended June 30, 2001 compared to $42,000 for the three months ended June 30, 2000.

        Total expenses from Industrial Properties decreased $0.1 million, or 5.5% to $1.7 million for the three months ended June 30, 2001 compared to $1.8 million for the three months ended June 30, 2000. Property expenses from Industrial Properties remained consistent for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. An increase of $0.2 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.2 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio was primarily due to higher utility costs due to an increase in rates. Real estate taxes decreased by $0.1 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Real estate taxes for the Core Industrial Portfolio increased $0.1 million, or 20.4% for the three months ended June 30, 2001 compared to the same period in 2000. This $0.1 million increase was offset by a decrease of $0.2 million attributable to the Industrial Dispositions.

        Net operating income, as defined, from Industrial Properties decreased $1.9 million, or 16.5% to $9.5 million for the three months ended June 30, 2001 compared to $11.4 million for the three months ended June 30, 2000. Net operating income for the Core Industrial Portfolio increased $0.4, or 4.0% for the three months ended June 30, 2001 compared to the same period in 2000 which was offset by a decrease of $2.3 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

        Interest income decreased $0.7 million, or 72.7% to $0.3 million for the three months ended June 30, 2001 compared to $1.0 million for the three months ended June 30, 2000. The decrease was primarily due to a $0.7 million decrease of interest earned on the note receivable from related party. This note was acquired in May 2000 and repaid in January 2001.

        General and administrative expenses increased $0.5 million, or 18.7% to $3.0 million for the three months ended June 30, 2001 compared to $2.5 million for the three months ended June 30, 2000. This increase was primarily due to increased compensation expense attributable to the non-cash amortization of restricted stock granted in June 2000.

        Interest expense increased $0.7 million, or 6.7% to $10.6 million for the three months ended June 30, 2001 compared to $9.9 million for the three months ended June 30, 2000, primarily due to a net increase in aggregate indebtedness. The Company’s weighted average annual interest rate decreased approximately 1.0% to 7.2% at June 30, 2001 as compared to 8.2% at June 30, 2000.

        Depreciation and amortization increased $2.9 million, or 29.8% to $12.5 million for the three months ended June 30, 2001 compared to $9.6 million for the three months ended June 30, 2000. The increase was due primarily to depreciation on properties developed and stabilized by the Company subsequent to June 30, 2000, net of the effect of properties disposed of by the Company subsequent to June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2001	2000
	(unaudited, dollars in thousands)
Revenues:
Rental income	$ 90,408	$77,072	$13,336	17.3%
Tenant reimbursements	11,690	9,288	2,402	25.9
Interest income	713	1,302	(589)	(45.2)
Other income	5,790	1,444	4,346	301.0

Total revenues	108,601	89,106	19,495	21.9

Expenses:
Property expenses	14,338	11,532	2,806	24.3
Real estate taxes	8,379	6,436	1,943	30.2
General and administrative expenses	6,388	5,187	1,201	23.2
Ground leases	767	788	(21)	(2.7)
Interest expense	21,403	17,776	3,627	20.4
Depreciation and amortization	25,954	18,968	6,986	36.8

Total expenses	77,229	60,687	16,542	27.3

Income from operations	$ 31,372	$28,419	$ 2,953	10.4%

Rental Operations

        Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements, other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the and Industrial Properties for the six months ended June 30, 2001 and 2000.

Office Properties

	Total Office Portfolio				Core Office Portfolio
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$70,103	$54,037	$16,066	29.7%	$51,876	$51,205	$ 671	1.3%
Tenant reimbursements	9,262	6,449	2,813	43.6	7,512	6,234	1,278	20.5
Other income	5,668	455	5,213	1,145.7	405	449	(44)	(9.8)

Total	85,033	60,941	24,092	39.5	59,793	57,888	1,905	3.3

Property and related expenses:
Property expenses	12,652	9,886	2,766	28.0	9,509	9,378	131	1.4
Real estate taxes	6,448	4,292	2,156	50.2	4,703	4,006	697	17.4
Ground leases	767	789	(22)	(2.8)	657	770	(113)	(14.7)

Total	19,867	14,967	4,900	32.7	14,869	14,154	715	5.1

Net operating income, as defined	$65,166	$45,974	$19,192	41.7%	$44,924	$43,734	$1,190	2.7%

        Total revenues from Office Properties increased $24.1 million, or 39.5% to $85.0 million for the six months ended June 30, 2001 compared to $60.9 million for the six months ended June 30, 2000. Rental income from Office Properties increased $16.1 million, or 29.7% to $70.1 million for the six months ended June 30, 2001 compared to $54.0 million for the six months ended June 30, 2000. Rental income generated by the Core Office Portfolio increased $0.7 million, or 1.3% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily attributable to growth provided by increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Office Portfolio decreased 1.8% to 94.9% for the six months ended June 30, 2001 compared to 96.7% for the six months ended June 30, 2000. Of the remaining increase of $15.4 million in rental income from office properties, an increase of $17.1 million was generated by the Office Development Properties, offset by a decrease of $1.7 million generated by the Net Office Dispositions.

        Tenant reimbursements from Office Properties increased $2.8 million, or 43.6% to $9.3 million for the six months ended June 30, 2001 compared to $6.5 million for the six months ended June 30, 2000. An increase of $1.3 million in tenant reimbursements was generated by the Core Office Portfolio which was primarily due to the increase in property expenses and real estate taxes which were reimbursable by tenants. An increase of $1.6 million was generated by the Office Development Properties offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Other income from Office Properties increased $5.2 million to $5.7 million for the six months ended June 30, 2001 compared to $0.5 million for the six months ended June 30, 2000. This increase is attributable to the recognition of a $5.4 million lease termination fee resulting from the bankruptcy court’s rejection of the eToys’ lease (see Note 6 to the consolidated financial statements.) The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

        Total expenses from Office Properties increased $4.9 million, or 32.7% to $19.9 million for the six months ended June 30, 2001 compared to $15.0 million for the six months ended June 30, 2000. Property expenses increased $2.8 million, or 28.0% to $12.7 million for the six months ended June 30, 2001 compared to $9.9 million for the six months ended June 30, 2000. An increase of $0.1 million in property expenses was attributable to the Core Office Portfolio which was due to higher utility costs due to an increase in rates. Of the remaining increase of $2.7 million in property expenses, an increase of $3.0 million attributable to the Office Development Properties was offset by a $0.3 million decrease attributable to the Net Office Dispositions. Real estate taxes increased $2.1 million, or 50.2% to $6.4 million for the six months ended June 30, 2001 as compared to $4.3 million for the six months ended June 30, 2000. Of this increase, $0.7 million was attributable to real estate taxes on the Core Office Portfolio. This increase was due to supplemental real estate taxes paid during the six months ended June 30, 2001 and the effect of refunds received during the six months ended June 30, 2000. Of the remaining increase of $1.4 million, an increase of $1.6 million attributable to the Office Development Properties was offset by a decrease of $0.2 million attributable to the Net Office Dispositions. Ground lease expense from Office Properties was consistent for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. A decrease of $0.1 million in the Core Office Portfolio was offset by an increase of $0.1 million in the Office Development Properties. The decrease in the Core Office Portfolio is due to the acquisition of the fee interest in the land at one of the Core Office Portfolio properties in January 2001.

        Net operating income, as defined, from Office Properties increased $19.2 million, or 41.7% to $65.2 million for the six months ended June 30, 2001 compared to $46.0 million for the six months ended June 30, 2000. Of this increase, $1.2 million was generated by the Core Office Portfolio and represented a 2.7% increase in net operating income for the Core Office Portfolio. Of the remaining increase of $18.0 million, an increase of $19.2 million generated by the Office Development Properties was offset by a decrease of $1.2 million attributable to the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$20,305	$23,035	$(2,730)	(11.9)%	$19,739	$18,140	$1,599	8.8%
Tenant reimbursements	2,428	2,839	(411)	(14.5)	2,329	2,132	197	9.2
Other income	122	989	(867)	(87.7)	12	987	(975)	(98.8)

Total	22,855	26,863	(4,008)	(14.9)	22,080	21,259	821	3.9

Property and related expenses:
Property expenses	1,686	1,645	41	2.5	1,537	1,114	423	38.0
Real estate taxes	1,931	2,144	(213)	(9.9)	1,868	1,665	203	12.2

Total	3,617	3,789	(172)	(4.5)	3,405	2,779	626	22.5

Net operating income, as defined	$19,238	$23,074	$(3,836)	(16.6)%	$18,675	$18,480	$ 195	1.1%

        Total revenues from Industrial Properties decreased $4.0 million, or 14.9% to $22.9 million for the six months ended June 30, 2001 compared to $26.9 million for the six months ended June 30, 2000. Rental income from Industrial Properties decreased $2.7 million, or 11.9% to $20.3 million for the six months ended June 30, 2001 compared to $23.0 million for the six months ended June 30, 2000. An increase of $1.6 million was generated by the Core Industrial Portfolio and represented a 8.8% increase in rental income for the Core Industrial Portfolio. This increase in rental income for the Core Industrial Portfolio is primarily attributable to increases in rental rates on renewed and re-leased space in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 0.6% to 97.4% for the six months ended June 30, 2001 as compared to 98.0% for the six months ended June 30, 2000. The increase in rental income contributed by the Core Industrial Portfolio was offset by a decrease of $4.3 million in rental income attributable to the Industrial Dispositions.

        Tenant reimbursements from Industrial Properties decreased $0.4 million, or 14.5% to $2.4 million for the six months ended June 30, 2001 compared to $2.8 million for six months ended June 30, 2000. An increase of $0.2 million was attributable to the Core Industrial Portfolio which was offset by a $0.6 million decrease attributable to the Industrial Dispositions. Other income from Industrial Properties decreased by $0.9 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Other income for the six months ended June 30, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. The remaining amounts in other income from Industrial Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

        Total expenses from Industrial Properties decreased $0.2 million, or 4.5% to $3.6 million for the six months ended June 30, 2001 compared to $3.8 million for the six months ended June 30, 2000. Property expenses from Industrial Properties increased by $0.1 million, or 2.5% to $1.7 million for the six months ended June 30, 2001 compared to $1.6 million for the six months ended June 30, 2000. An increase of $0.4 million in the Core Industrial Portfolio was offset by a decrease of $0.3 million in property expense attributable to the Industrial Dispositions. The increase in property expenses for the Core Industrial Portfolio was primarily due to higher utility costs due to an increase in rates. Real estate taxes decreased by $0.2 million or 9.9% to $1.9 million for the six months ended June 30, 2001 compared to $2.1 million for the six months ended June 30, 2000. An increase of $0.2 million was attributable to the Core Industrial Portfolio which was offset by a decrease of $0.4 million attributable to the Industrial Dispositions.

        Net operating income, as defined, from Industrial Properties decreased $3.8 million, or 16.6% to $19.2 million for the six months ended June 30, 2001 compared to $23.0 million for the six months ended June 30, 2000. An increase of $0.2 million was generated by the Core Industrial Portfolio and represented a 1.1% increase in net operating income for the Core Industrial Portfolio. This was offset by a decrease of $4.0 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

        Interest income decreased $0.6 million, or 45.2% to $0.7 million for the six months ended June 30, 2001 compared to $1.3 million for the six months ended June 30, 2000. The decrease was primarily due to a $0.6 million decrease of interest earned on the note receivable from related party. This note was acquired in May 2000 and repaid in January 2001.

        General and administrative expenses increased $1.2 million, or 23.2% to $6.4 million for the six months ended June 30, 2001 compared to $5.2 million for the six months ended June 30, 2001. This increase was due primarily to increased compensation expense attributable to the non-cash amortization of restricted stock granted in June 2000.

        Interest expense increased $3.6 million, or 20.4% to $21.4 million for the six months ended June 30, 2001 compared to $17.8 million for the six months ended June 30, 2000, primarily due to a net increase in aggregate indebtedness. The Company’s weighted average annual interest rate decreased approximately 1.0% to 7.2% at June 30, 2001 as compared to 8.2% at June 30, 2000.

        Depreciation and amortization increased $7.0 million, or 36.8% to $25.9 million for the six months ended June 30, 2001 compared to $18.9 million for the six months ended June 30, 2000. The increase was due primarily to a full six months of depreciation on properties developed by the Company subsequent to June 30, 2000 net of the effect of properties disposed of by the Company subsequent to June 30, 2000.

Liquidity and Capital Resources

        The Company has a $400 million unsecured revolving credit facility (the “Credit Facility”) which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (5.50% at June 30, 2001), depending upon the Company’s leverage ratio at the time of borrowing, and matures in November 2002. As of June 30, 2001, the Company had borrowings of $185 million outstanding under the Credit Facility and availability of approximately $159 million. The Company uses the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

        The Company has a $100 million unsecured debt facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (5.50% at June 30, 2001), depending upon the Company’s leverage ratio at the time of borrowing. The same pool of unencumbered assets is used to determine availability for the Credit Facility and the $100 million unsecured debt facility.

        The following table sets forth the composition of the Company’s secured debt at June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$ 91,814	$ 92,465
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (5.75% and 8.32% at June 30, 2001 and December 31, 2000, respectively), monthly interest-only payments(a)	83,213	83,213
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(b)	78,795	79,495
Construction loan payable, due April 2002, interest between LIBOR plus 2.00% and LIBOR plus 2.70%, (6.24% and 8.86% at June 30, 2001 and December 31, 2000, respectively)(a)(c)(d)	55,594	50,068
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	28,079	28,549
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (5.81% and 8.49% at June 30, 2001 and December 31, 2000, respectively), monthly principal and interest payments(a)	21,732	21,890
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principle and interest payments	12,763	12,844
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	12,325	12,523
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (7.01% and 9.73% at June 30, 2001 and December 31, 2000, respectively)(a)(d)	11,724	11,367
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	10,371	10,578
Mortgage note payable, due December 6, 2001, non-interest bearing	9,125
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000, no interest accrues thereafter	8,319	8,500
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (5.72% and 8.44% at June 30, 2001 and December 31, 2000, respectively)(a)(d)	8,183	4,727
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,910	7,070
Construction loan payable, due October 2002, interest at LIBOR plus 1.75% (8.37% at December 31, 2000) (a)(e)		9,399

	$438,947	$432,688

(a)
The variable interest rates stated as of June 30, 2001 and December 31, 2000 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at June 30, 2001 and December 31, 2000.

(b)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(c)
The Company, through one of the Development LLCs, has an interest rate cap agreement with a LIBOR based cap rate of 8.50% to effectively limit interest expense on the this variable rate construction loan during periods of increasing interest rates. The agreement had an initial notional amount of $21.1 million that increases to $57.0 million during the period from May 2000 through August 2001, and then remains at $57.0 million until expiration in April 2002. The notional amount of the interest rate cap agreement was approximately $54.4 and $42.0 million at June 30, 2001 and December 31, 2000, respectively.

(d)	This loan contains options to extend the maturity for up to two six-month periods.
(e)
In June 2001, the Company repaid the $16.8 million principal balance of this loan in conjunction with a tax-deferred property exchange. The payment was primarily funded with the $15.4 million in proceeds from the disposition of the industrial property in Roseville, California (see Note 2 to the Company’s consolidated financial statements). The remaining $1.4 million was funded with borrowings under the Company’s Credit Facility.

        The following table sets forth certain information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and unsecured term facility at June 30, 2001, assuming the exercise of available debt extension options:

Year Ending	Dollars
(in thousands)
Remaining 2001	$ 12,175
2002	6,148
2003	173,678
2004	127,719
2005	16,965
Thereafter	202,262

Total	$538,947

        The following table sets forth certain information with respect to the Company’s aggregate debt composition at June 30, 2001 and December 31, 2000:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2001	December 31, 2000	June 30, 2001	December 31, 2000
Secured vs. unsecured:
Secured	60.6%	59.8%	6.9%	8.2%
Unsecured	39.4%	40.2%	7.6%	8.3%
Fixed rate vs. variable rate:
Fixed rate (1)(2)(5)	77.1%	55.6%	7.5%	8.1%
Variable rate (3)(4)	22.9%	44.4%	6.0%	8.4%

Total Debt			7.2%	8.2%

(1)	At June 30, 2001 and December 31, 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expires in February 2002.
(2)	At June 30, 2001, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 5.48% that expires in November 2002.
(3)	At December 31, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50%. The Company terminated this cap agreement in January 2001.
(4)
At June 30, 2001 and December 31, 2001, one of the Development LLCs had an interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50%. The notional amount of the cap increases over the life of the agreement as the balance of the related construction loan increases. At June 30, 2001 and December 31, 2000, the notional amount of the interest rate cap was approximately $54.4 million and $42.0 million, respectively.

(5)
The percentage of fixed rate debt to total debt at June 30, 2001 and December 31, 2000 does not take into consideration the portion of floating rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 84.7% and 82.1% of its total outstanding debt at June 30, 2001 and December 31, 2000, respectively.

        As of August 10, 2001, the Company had an aggregate of $313 million of equity securities available for issuance under a shelf registration statement.

Capital Expenditures

        As of June 30, 2001, the Company had an aggregate of approximately 975,300 rentable square feet of office space that was either in lease-up, under construction or committed for construction at a total budgeted cost of approximately $240 million. The Company has spent an aggregate of approximately $125 million on these projects as of June 30, 2001. The Company intends to finance $11 million of the remaining $115 million of presently budgeted development costs, with proceeds from construction loans obtained in 2000. The Company intends to finance the remaining $104 million of budgeted development costs with additional construction loan financing, proceeds from the Company’s disposition program, borrowings under the Credit Facility and from working capital.

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

        The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and undeveloped land acquisitions, through retained cash flow, long-term secured and unsecured borrowings, proceeds from the Company’s dispositions program, or the issuance of common or preferred units of the Operating Partnership.

Building and Lease Information

        The following tables set forth certain information regarding the Company’s Office and Industrial Properties at June 30, 2001:

Occupancy by Segment Type

	Number of Buildings	Square Feet			Occupancy
Region		Total	Leased	Available
Office Properties:
Los Angeles	31	3,199,985	2,874,741	325,244	89.8%
Orange County	13	624,866	506,369	118,497	81.0
San Diego	37	2,700,483	2,700,483		100.0
Other	6	709,575	696,528	13,047	98.2

	87	7,234,909	6,778,121	456,788	93.7

Industrial Properties:
Los Angeles	7	554,490	550,979	3,511	99.4
Orange County	62	4,393,537	4,199,594	193,943	95.6
Other	6	657,921	657,921		100.0

	75	5,605,948	5,408,494	197,454	96.5

Total Portfolio	162	12,840,857	12,186,615	654,242	94.9%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2001	32	275,524	4.5%	$ 4,999
2002	63	498,125	8.1	9,224
2003	57	453,551	7.4	7,809
2004	55	795,102	12.9	17,683
2005	51	885,903	14.4	16,178
2006	37	593,864	9.6	14,224

	295	3,502,069	56.9	70,117

Industrial Properties:
Remaining 2001	37	237,198	4.4%	1,989
2002	59	339,641	6.3	3,119
2003	53	745,075	13.7	5,185
2004	21	564,287	10.4	4,092
2005	16	756,702	13.9	5,758
2006	10	590,638	10.9	4,572

	196	3,233,541	59.6	24,715

Total Portfolio	491	6,735,610	58.0%	$94,832

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of June 30, 2001.
(3)	Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before July 1, 2001.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)		Change In Rents(2)	Change in Cash Rents(3)	Retention Rate(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended June 30, 2001:
Office Properties	10	14	79,068	319,707	24.3%	14.5%	76.0%	81
Industrial Properties	11	14	28,752	249,168	20.8%	3.1%	70.9%	70

Total Portfolio	21	28	107,820	568,875	23.5%	11.5%	74.4%	76

	Number of Leases(1)		Square Feet(1)		Change In Rents(2)	Change in Cash Rents(3)	Retention Rate(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Six Months Ended June 30, 2001:
Office Properties	16	22	115,386	406,262	24.1%	13.9%	63.3%	70
Industrial Properties	18	22	52,682	418,436	38.9%	18.4%	77.1%	64

Total Portfolio	34	44	168,068	824,698	28.4%	15.3%	64.8%	67

(1)	Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same second generation space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same second generation space.
(4)	Calculated as the percentage of second generation space either renewed or expanded into by existing tenants at lease expiration.

Historical Cash Flows

        The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $12.6 million, or 33.2% to $50.5 million for the six months ended June 30, 2001 compared to $37.9 million for the six months ended June 30, 2000. This increase was primarily attributable to the effect of the $15.0 million the Company drew under two letters of credit after one of its tenants defaulted on its lease in January 2001 (see Note 6 to the Company’s consolidated financial statements).

        Net cash used in investing activities decreased $60.3 million, or 56.6% to $46.2 million for the six months ended June 30, 2001 compared to $106.5 million for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, the purchase of 9.8 acres of undeveloped land for $15.1 million (net of a $9.1 secured note issued in connection with the disposition) expenditures for construction in progress of $51.9 million, and $3.4 million in additional tenant improvements and capital expenditures offset by $18.3 million in net proceeds received from the sale of three industrial buildings. Cash used in investing activities for the six months ended June 30, 2000 consisted primarily of $45.3 million paid to acquire a note receivable, the purchase of 17 acres of undeveloped land for $11.3 million (net of an $8.5 million mortgage note payable issued in connection with the acquisition), expenditures for construction in progress of $76.9 million, and $7.6 million in additional tenant improvements and capital expenditures offset by $26.3 million in net proceeds received from the sale of five office and four industrial buildings.

        Net cash used in financing activities decreased $67.0 million, or 113.6% to $8.0 million net cash used by financing activities for the six months ended June 30, 2001 compared to $59.0 million net cash provided by financing activities for the six months ended June 30, 2000. Cash used by financing activities for the six months ended June 30, 2001 consisted primarily of $25.7 million in repayments to the Credit Facility and principal payments on secured debt and $28.1 million in distributions paid to common stockholders and common unitholders, partially offset by a $27.8 decrease in restricted cash used in a tax deferred property exchange and $16.8 million of additional funding drawn under the Company’s existing construction loans. Cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of $77.0 million in borrowings under the Credit Facility, and $52.0 million in net proceeds from issuance of mortgage and construction debt partially offset by $27.0 million in distributions paid to common stockholders and common unitholders and $41.3 million paid for the Company’s stock repurchase program.

Funds from Operations

        Industry analysts generally consider Funds From Operations, as defined by NAREIT, an alternative measure of performance for an equity REIT. Funds From Operations is defined by NAREIT to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. The Company computes Funds From Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper as clarified by the November 2000 NAREIT National Policy Bulletin which became effective on January 1, 2000 which may differ from the methodologies used by other equity REITs and, accordingly, may not be comparable to Funds From Operations published by such other REITs. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties’ liquidity, nor is it indicative of funds available to fund the properties’ cash needs, including the Company’s ability to pay dividends or make distributions.

        The following table presents the Company’s Funds From Operations for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net income	$15,097	$12,804	$21,523	$22,381
Adjustments:
Minority interest in earnings of Operating Partnership	1,796	1,843	2,641	3,215
Depreciation and amortization	12,030	9,645	25,000	18,968
Net gains on dispositions of operating properties	(1,234)	(4,273)	(1,539)	(3,968)
Cumulative effect of change in accounting principle			1,392
Non-cash amortization of restricted stock grants	548	134	1,096	236

Funds From Operations	$28,237	$20,153	$50,113	$40,832

Inflation

        The majority of the Company’s tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, which reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk faced by the Company is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

        Information about the Company’s changes in interest rate risk exposures from December 31, 2000 to June 30, 2001, is incorporated herein by reference from “Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

        The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at June 30, 2001 and December 31, 2000. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.5% to LIBOR plus 3.0% at both June 30, 2001 and December 31, 2000. For the interest rate cap and swap agreements, the table presents the aggregate notional amount, and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 2001 and December 31, 2000. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2000.

Interest Rate Risk Analysis—Tabular Presentation
(dollars in millions)

	Maturity Date						June 30, 2001		December 31, 2000
	2001	2002	2003	2004	2005	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate		$185.0					$185.0	$185.0	$191.0	$191.0
Variable rate index		LIBOR					LIBOR		LIBOR

Secured debt and unsecured term debt:
Variable rate	$ 0.1	$ 0.3	$159.1	$120.9			$280.4	$280.4	$280.7	$280.7
Variable rate index	LIBOR	LIBOR	LIBOR	LIBOR			LIBOR		LIBOR

Fixed rate	$ 12.0	$ 5.8	$ 14.6	$ 6.8	$17.0	$202.3	$258.5	$259.6	$252.0	$256.7
Average interest rate	7.78%	7.80%	7.80%	7.81%	8.17%	7.73%	7.77%		7.50%

Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount		$300.0					$300.0	$ (5.7)	$150.0	$ (2.0)
Fixed pay interest rate		6.21%					6.21%		6.95%
Floating receive rate index		LIBOR

Interest rate cap agreements:
Notional amount		$ 57.0					$ 57.0	$ —	$207.0	$ 0.1
Cap rate	8.50%	8.50%					8.50%		7.05%
Forward rate index	LIBOR	LIBOR

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        During the six months ended June 30, 2001, no legal proceedings were initiated against or on behalf of the Company, which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

        In July 2001, the Company was named as party to a lawsuit filed by certain limited partnerships affiliated with The Allen Group (“The Allen Group Partnerships”) that are members of the Development LLCs. Management strongly disagrees with the allegations outlined in the suit and plans to vigorously contest the action. The lawsuit alleges that the Operating Partnership breached the Development LLCs’ governing documents (the “Operating Agreements”). The complaint also contains other related common law claims and seeks both monetary and non-monetary relief. The Company has filed a response that denies all of The Allen Group Partnerships’ allegations, and a separate cross-complaint that amongst other things, seeks enforcement of the Operating Agreements. Although the ultimate outcome of this lawsuit cannot be determined at this time and the total amount of any damages cannot be reasonably estimated, management does not believe that an unfavorable result would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES

        During the three months ended June 30, 2001, common unitholders of the Operating Partnership exchanged 219,455 common limited partnership units for shares of the Company’s common stock on a one-for-one basis. The issuance of the 219,455 common shares in connection with these exchanges was registered on four registration statements declared effective by the SEC during 1999 and 2000. The common units that were redeemed in connection with the exchange were previously issued in reliance upon an exemption from registration provided by Regulation D under the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company’s annual meeting of its stockholders on May 22, 2001, stockholders elected William P. Dickey (21,427,402 votes for and 1,960,503 votes withheld or against) and John R. D’Eathe (21,571,324 votes for and 1,816,581 votes withheld or against) as directors of the Company for terms expiring in the year 2004. The stockholders also voted on a stockholder proposal relating to the Company’s Shareholder Rights Plan (15,529,851 votes for, 5,608,867 votes against, 132,226 abstentions, and 2,116,961 broker non-votes.)

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Exhibit Number	Description
None

        (b)  Reports on Form 8-K

        The Company filed the Current Report on Form 8-K (No. 1-12675), dated May 1, 2001 in connection with its first quarter 2001 earnings release.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2001.

KILROY REALTY CORPORATION

/s/ JOHN B. KILROY , JR .
By:
John B. Kilroy, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD E. MORAN JR .
By:
Richard E. Moran Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ANN MARIE WHITNEY
By:
Ann Marie Whitney
Senior Vice President and Controller
(Principal Accounting Officer)