Form 10-Q
period 2001-09-30
KILROY REALTY CORP
filed 2001-11-14
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(M	ark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12675

KILROY REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	95-4598246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2250 East Imperial Highway, Suite 1200, El Segundo, California 90245
(Address of principal executive offices)

(310) 563-5500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

          As of November 12, 2001, 27,426,071 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

i

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2001	December 31, 2000
ASSETS
INVESTMENT IN REAL ESTATE (Notes 2 and 9):
Land and improvements	$ 274,569	$ 266,444
Buildings and improvements	1,136,946	1,054,995
Undeveloped land and construction in progress, net	170,122	162,633
Investment in unconsolidated real estate		12,405

Total investment in real estate	1,581,637	1,496,477
Accumulated depreciation and amortization	(232,029)	(205,332)

Investment in real estate, net	1,349,608	1,291,145
CASH AND CASH EQUIVALENTS	10,718	17,600
RESTRICTED CASH (Note 2)	25,800	35,014
TENANT RECEIVABLES, NET	32,236	32,521
NOTE RECEIVABLE FROM RELATED PARTY (Note 2)		33,274
DEFERRED FINANCING AND LEASING COSTS, NET	37,470	39,674
PREPAID EXPENSES AND OTHER ASSETS	4,890	7,941

TOTAL ASSETS	$1,460,722	$1,457,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 3)	$ 437,688	$ 432,688
Unsecured line of credit (Note 3)	185,000	191,000
Unsecured term facility	100,000	100,000
Accounts payable, accrued expenses and other liabilities (Note 4)	48,336	33,911
Accrued distributions (Note 9)	14,634	13,601
Rents received in advance and tenant security deposits	14,643	17,810

Total liabilities	800,301	789,010

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS (Note 5):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	49,573	62,485
Minority interests in Development LLCs	14,164	11,748

Total minority interests	216,238	226,734

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,426,071 and 26,475,470 shares issued and outstanding, respectively	274	265
Additional paid-in capital	478,986	460,390
Distributions in excess of earnings	(27,623)	(19,230)
Accumulated other comprehensive loss	(7,454)

Total stockholders’ equity	444,183	441,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,460,722	$1,457,169

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES (Note 7):
Rental income	$ 44,992	$ 40,555	$ 135,400	$ 117,627
Tenant reimbursements	5,901	4,748	17,591	14,036
Interest income	170	1,706	883	3,008
Other income (Note 6)	383	240	6,173	1,684

Total revenues	51,446	47,249	160,047	136,355

EXPENSES:
Property expenses	7,911	6,217	22,254	17,749
Real estate taxes	4,106	3,523	12,480	9,959
General and administrative expenses	2,949	2,890	9,337	8,077
Ground leases	379	423	1,146	1,211
Interest expense	10,657	10,024	32,060	27,800
Depreciation and amortization	12,680	9,941	38,634	28,909

Total expenses	38,682	33,018	115,911	93,705

INCOME FROM OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES, MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	12,764	14,231	44,136	42,650
NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES	2,468	7,288	4,007	11,256

INCOME BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	15,232	21,519	48,143	53,906

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)	(10,125)	(10,125)
Minority interest in earnings of Operating Partnership	(1,027)	(2,227)	(3,668)	(5,442)
Minority interest in earnings of Development LLCs	(1,547)	(238)	(2,152)	(279)

Total minority interests	(5,949)	(5,840)	(15,945)	(15,846)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,283	15,679	32,198	38,060
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 1)			(1,392)

NET INCOME	$ 9,283	$ 15,679	$ 30,806	$ 38,060

Net income per common share—basic (Note 8)	$ 0.34	$ 0.59	$ 1.14	$ 1.43

Net income per common share—diluted (Note 8)	$ 0.34	$ 0.59	$ 1.13	$ 1.42

Weighted average shares outstanding—basic (Note 8)	27,359,343	26,455,400	27,079,702	26,646,871

Weighted average shares outstanding—diluted (Note 8)	27,586,503	26,696,985	27,314,967	26,757,751

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2000	26,475,470	$265	$460,390	$(19,230)	$	$441,425
Exchange of common units of the Operating Partnership (Note 5)	687,591	7	13,652			13,659
Exercise of stock options	270,190	2	5,028			5,030
Non-cash amortization of restricted stock grants			1,643			1,643
Repurchase of common stock	(7,180)		(228)			(228)
Adjustment for minority interest			(1,499)			(1,499)
Dividends declared ($1.44 per share)				(39,199)		(39,199)
Net income				30,806		30,806
Other comprehensive loss (Notes 1 and 4)					(7,454)	(7,454)

BALANCE AT SEPTEMBER 30, 2001	27,426,071	$274	$478,986	$(27,623)	$(7,454)	$444,183

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 30,806	$ 38,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,634	28,909
Cumulative effect of change in accounting principle	1,392
Provision for uncollectable tenant receivables and deferred rent	2,542	2,636
Minority interest in earnings of Operating Partnership and Development LLCs	5,820	5,721
Non-cash amortization of restricted stock grants	1,643	744
Net gains on dispositions of operating properties	(4,007)	(11,256)
Other	(130)	(284)
Changes in assets and liabilities:
Tenant receivables	(3,138)	(7,610)
Deferred leasing costs	(2,506)	(1,739)
Prepaid expenses and other assets	20	(4,430)
Accounts payable, accrued expenses and other liabilities	7,439	11,920
Rents received in advance and tenant security deposits	(3,167)	(3,514)
Accrued distributions to Cumulative Redeemable Preferred unitholders		299

Net cash provided by operating activities	75,348	59,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(9,244)	(8,509)
Expenditures for undeveloped land and construction in progress	(79,388)	(128,401)
Cash paid to acquire note receivable		(45,278)
Net proceeds received from dispositions of operating properties	44,832	110,642
Net advances to unconsolidated subsidiary		470

Net cash used in investing activities	(43,800)	(71,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on unsecured line of credit	(6,000)	(42,000)
Proceeds from secured debt	17,243	163,961
Principal payments on secured debt (Note 3)	(21,368)	(10,421)
Financing costs	(129)	(3,932)
Share repurchase program		(41,270)
Proceeds from exercise of stock options	5,030
Decrease (increase) in restricted cash (Note 2)	9,214	(28,870)
Net contributions from minority interests in Development LLCs	263	1,396
Distributions paid to common stockholders and common unitholders	(42,683)	(40,559)

Net cash used in financing activities	(38,430)	(1,695)

Net decrease in cash and cash equivalents	(6,882)	(13,315)
Cash and cash equivalents, beginning of period	17,600	26,116

Cash and cash equivalents, end of period	$ 10,718	$ 12,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$ 28,794	$ 26,441

Distributions paid to Cumulative Redeemable Preferred unitholders	$ 10,125	$ 9,827

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 9)	$ 14,634	$ 13,591

Note receivable repaid in connection with property acquisition (Note 2)	$ 33,274

Issuance of secured note payable in connection with undeveloped land acquisition (Note 2)	$ 9,125	$ 8,500

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2001 and 2000
(Unaudited)

1.    Organization and Basis of Presentation

Organization

          Kilroy Realty Corporation (the ‘‘Company’’) develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (‘‘REIT’’). As of September 30, 2001, the Company’s stabilized portfolio of operating properties consisted of 86 office buildings (the ‘‘Office Properties’’) and 71 industrial buildings (the ‘‘Industrial Properties’’), which encompassed an aggregate of approximately 7.1 million and 5.3 million rentable square feet, respectively, and was approximately 94.8% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties excluding properties recently developed by the Company that have not yet reached 95.0% occupancy (‘‘lease-up’’ properties) and projects currently under construction, renovation or in pre-development. As of September 30, 2001, the Company had four office properties encompassing an aggregate of approximately 345,800 rentable square feet which were in the lease-up phase. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. In addition, as of September 30, 2001, the Company had six office properties under construction or committed for construction and one property under renovation which when completed are expected to encompass an aggregate of approximately 617,700 and 78,000 rentable square feet, respectively.

          The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the ‘‘Operating Partnership’’) and Kilroy Realty Finance Partnership, L.P. (the ‘‘Finance Partnership’’) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 90.0% general partnership interest in the Operating Partnership as of September 30, 2001. The Operating Partnership owns a 50% interest in two limited liability companies (the ‘‘Development LLCs’’) which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, is the other 50% member of the Development LLCs. The Development LLCs are consolidated for financial reporting purposes since the Company controls all significant development and operating decisions.

          On January 1, 2001, Kilroy Services, Inc. (‘‘KSI’’) was merged into a newly formed entity, Kilroy Services, LLC (‘‘KSLLC’’). The Company historically accounted for the operating results of the development services business conducted by KSI under the equity method of accounting. Prior to the merger, John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, and John B. Kilroy, Jr., the Company’s President and Chief Executive Officer, owned 100% of the voting interest of KSI, and the Operating Partnership owned 100% of the non-voting preferred stock representing a 95% economic interest in KSI. In connection with the merger, Messrs. Kilroy received $8,000 in cash for their economic interest and KSLLC became a wholly-owned subsidiary of the Company. As a result, KSLLC was consolidated for financial reporting purposes beginning January 1, 2001. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, the Development LLC’s, and all wholly-owned subsidiaries and controlled entities.

Basis of Presentation

          The accompanying interim financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles (‘‘GAAP’’) and in conjunction with the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements

          As part of the Company’s overall interest rate risk management strategy, the Company uses derivative instruments, including interest rate swaps and caps, to hedge exposures to interest rate risk on its debt. The Company does not enter into any derivative instruments for speculative purposes. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS 138, ‘‘Accounting for Certain Derivative Instruments and Certain Hedging Activities’’ (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Additionally, any of the adjustments to fair value will affect either shareholders’ equity or net income depending on the nature of the hedge and whether the derivative instrument qualifies as a hedge for accounting purposes. The Company determines fair value based upon available market information at each balance sheet date using standard valuation techniques such as discounted cash flow analysis and option pricing models.

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

          In June 2001, the Financial Accounting Standards Board issued two new pronouncements: SFAS 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’), and SFAS 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’). These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 141 prohibits the use of the pooling-of-interests method, requiring all business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. Management does not expect that the adoption of these statements will have a material effect on the Company’s results of operations or financial condition.

          In October 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

2.    Acquisitions, Dispositions and Completed Development Projects

Acquisition of Land

          In June 2001, the Company acquired 9.8 acres of undeveloped land in San Diego, California from an unaffiliated third party for $15.1 million, consisting of a cash payment of $6.0 million and the issuance of a $9.1 million non-interest bearing mortgage note payable to the seller. The note is secured by the undeveloped land and is due on or before December 6, 2001. The note may be prepaid at any time, in whole or in part, without penalty or premium.

          In January 2001, the Company acquired the fee interest in a parcel of land at 9455 Town Center Drive, San Diego for $3.1 million. The Company had previously leased this land from the city of San Diego. This land is the site of one of the Company’s Office Properties.

Related Party Acquisition

          In January 2001, the Company purchased a 75% tenancy-in-common interest in a three-building office complex located in El Segundo, California for $33.4 million in cash. The complex, which encompasses an aggregate of approximately 366,000 rentable square feet, is comprised of two office buildings and a parking structure. One of the office buildings is 100% leased to The Boeing Company. The Company is currently redeveloping the second office building.

          The Company partially funded the acquisition with $28.4 million in proceeds from property dispositions that were held for use in tax-deferred property exchanges and included in restricted cash at December 31, 2000. The remaining $5.0 million was funded with borrowings under the Company’s unsecured line of credit. The interest was purchased from entities owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members. Concurrent with the purchase of the 75% interest, the outstanding note receivable from related party and related accrued interest balances were paid to the Company.

          As a result of the acquisition, the Company now owns a 100% interest in the complex. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000.

Dispositions

          During the nine months ended September 30, 2001, the Company sold the following properties:

Property Type	Location	Month of Disposition	No. of Buildings	Rentable Square Feet	Sale Price ($ in millions)
Industrial	San Diego, CA	February	1	39,700	$ 3.3
Industrial	Roseville, CA	April	2	162,200	15.4
Office	Camarillo, CA	August	1	41,100	6.6
Industrial	Las Vegas, NV	August	1	106,700	5.0
Industrial	Reno, NV	September	1	75,300	7.3
Industrial	Temecula, CA	September	1	77,600	5.4
Industrial	Las Vegas, NV	September	1	102,900	5.1

Total			8	605,500	$ 48.1

          The Company recorded a gain of approximately $4.0 million in connection with the sales of these properties. As of September 30, 2001, restricted cash included $19.4 million in proceeds received from property dispositions that are held at a Qualified Intermediary for future use in tax-deferred exchanges. The Company generally uses disposition sales proceeds to fund development expenditures.

Completed Development Projects

          During the nine months ended September 30, 2001, the Company completed the following development projects which have been added to the Company’s stabilized portfolio:

Property Type	Location	Stabilization Date	No. of Buildings	Rentable Square Feet	Stabilized Occupancy
Office	San Diego, CA	Q2 2001	1	68,000	100%
Office	San Diego, CA	Q2 2001	1	102,900	100%
Office	Calabasas, CA	Q3 2001	1	11,800	100%

Total			3	182,700

          At September 30, 2001, the Company had the following four office properties in the lease-up phase:

Property Type	Location	Completion Date	No. of Buildings	Rentable Square Feet	Percentage Committed(1)		Estimated Stabilization Date(2)
Office	Calabasas, CA	Q1 2001	1	98,700	66%		Q1 2002
Office	San Diego, CA	Q2 2001	1	46,700	65%		Q2 2002
Office	San Diego, CA	Q2 2001	1	70,600	0%		Q2 2002
Office	Del Mar, CA	Q2 2001	1	129,800	100	%(3)	Q4 2001

Total			4	345,800

(1)	Includes executed leases and signed letters of intent calculated on a square footage basis.
(2)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.
(3)
This project is 100% leased to one tenant. The tenant occupied 91% of the project at September 30, 2001 under a staged move-in plan. The Company presently expects the tenant to occupy the remaining space during the fourth quarter of 2001.

3.    Unsecured Line of Credit and Secured Debt

          As of September 30, 2001, the Company had borrowings of $185 million outstanding under its revolving unsecured line of credit (the ‘‘Credit Facility’’) and availability of approximately $159 million. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of between 1.13% and 1.75% (4.93% at September 30, 2001), depending upon the Company’s leverage ratio at the time of borrowing. The Company expects to use the Credit Facility to fund development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

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

          In November 2001, one of the Development LLCs obtained a construction loan with a total commitment of $9.8 million. The construction loan bears interest at an annual rate of LIBOR plus 3.00% and matures in May 2003, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development costs of an office building in San Diego, California that encompasses an aggregate of approximately 60,700 rentable square feet. The construction loan is secured by a first deed of trust on the project.

          Total interest capitalized for the three months ended September 30, 2001 and 2000 was $3.1 million and $4.3 million, respectively. Total interest capitalized for the nine months ended September 30, 2001 and 2000 was $9.8 million and $13.5 million, respectively.

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

Interest Rate Swaps and Caps

          For interest rate swap agreements, the Company receives variable interest rate payments and pays fixed interest rate payments, thereby creating the equivalent of fixed rate debt. For interest rate cap agreements the Company effectively limits its interest expense to a certain specified rate on a portion of its variable rate debt. These agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. To the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings. For the nine months ended September 30, 2001, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s swap contracts and debt obligations are effectively matched.

          As of September 30, 2001, the Company had two interest rate swap agreements to receive variable rates of interest (LIBOR) and pay fixed rates of interest (weighted average rate of 6.21%) on an aggregate notional amount of $300 million, $150 million which expires in February 2002 and $150 million which expires in November 2002. The Company, through one of the Development LLC’s, also had one interest rate cap agreement at September 30, 2001 with a LIBOR based cap rate of 8.50% and a notional amount of $57.0 million which expires in April 2002. Each of these instruments have been designated as cash flow hedges. As of September 30, 2001, the Company had a derivative liability of $7.5 million, which is included in other liabilities in the consolidated balance sheet. During the twelve-month period ending September 30, 2002, the Company estimates that it will record approximately $7.0 million of interest expense related to these instruments.

          In January 2001, the Company terminated an interest rate cap agreement which had a LIBOR based cap rate of 6.50% and a notional amount of $150 million.

5.    Minority Interests

          Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs. The Company owned a 90.0% general partnership interest in the Operating Partnership as of September 30, 2001.

          During the nine months ended September 30, 2001, 687,591 common units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Of these 687,591 common limited partnership units, 410,849 common limited partnership units were owned by a partnership affiliated with The Allen Group. In addition, 47,500 of the 687,591 common limited partnership units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, and John B. Kilroy, Jr., the Company’s President and Chief Executive Officer. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common unitholders.

6.    Lease Termination Fee

          In January 2001, one of the Company’s tenants, eToys, Inc. (‘‘eToys’’) defaulted on its lease and, thereafter, declared bankruptcy on March 7, 2001. Prior to the eToys’ bankruptcy filing, the Company drew $15.0 million under two letters of credit which were held as credit support under the terms of the lease and as security for the related tenant improvements and leasing commissions. In May 2001, the United States Bankruptcy Court for the District of Delaware approved a stipulation rejecting the eToys’ lease. The Company recorded a net lease termination fee of $5.4 million representing the $15.0 million of letter of credit proceeds offset by $9.6 million of accounts receivable and other costs and obligations associated with the lease.

          Upon the execution of the stipulation, the Company obtained possession of approximately 128,000 of the total 151,000 rentable square feet leased to eToys. eToys continued to occupy the remaining 23,000 rentable square feet through August 15, 2001 and had paid rent on this space based on the terms in the stipulation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Revenues and Expenses:
Office Properties:
Operating revenues	$ 39,921	$ 33,603	$ 125,054	$ 94,562
Property and related expenses	10,797	8,183	31,004	23,150

Net operating income, as defined	29,124	25,420	94,050	71,412

Industrial Properties:
Operating revenues	11,355	11,940	34,110	38,785
Property and related expenses	1,599	1,980	4,876	5,769

Net operating income, as defined	9,756	9,960	29,234	33,016

Total Reportable Segments:
Operating revenues	51,276	45,543	159,164	133,347
Property and related expenses	12,396	10,163	35,880	28,919

Net operating income, as defined	38,880	35,380	123,284	104,428

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	38,880	35,380	123,284	104,428
Other unallocated revenues:
Interest income	170	1,706	883	3,008
Other unallocated expenses:
General and administrative expenses	2,949	2,890	9,337	8,077
Interest expense	10,657	10,024	32,060	27,800
Depreciation and amortization	12,680	9,941	38,634	28,909

Income from operations	12,764	14,231	44,136	42,650
Net gains on dispositions of operating properties	2,468	7,288	4,007	11,256
Minority interests	(5,949)	(5,840)	(15,945)	(15,846)
Cumulative effect of change in accounting principle			(1,392)

Net income	$ 9,283	$ 15,679	$ 30,806	$ 38,060

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except share and per share amounts)
Numerator:
Net income before cumulative effect of change in accounting principle	$ 9,283	$ 15,679	$ 32,198	$ 38,060
Cumulative effect of change in accounting principle			(1,392)

Net income—numerator for basic and diluted earnings per share	$ 9,283	$ 15,679	$ 30,806	$ 38,060

Denominator:
Basic weighted average shares outstanding	27,359,343	26,455,400	27,079,702	26,646,871
Effect of dilutive securities—stock options	227,160	241,585	235,265	110,880

Diluted weighted average shares and common share equivalents outstanding	27,586,503	26,696,985	27,314,967	26,757,751

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$ 0.34	$ 0.59	$ 1.19	$ 1.43
Cumulative effect of change in accounting principle			(0.05)

Net income	$ 0.34	$ 0.59	$ 1.14	$ 1.43

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$ 0.34	$ 0.59	$ 1.18	$ 1.42
Cumulative effect of change in accounting principle			(0.05)

Net income	$ 0.34	$ 0.59	$ 1.13	$ 1.42

          At September 30, 2001, Company employees and directors held options to purchase 13,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

9.    Subsequent Events

          On October 17, 2001, aggregate distributions of $14.6 million were paid to common stockholders and common unitholders of record on September 28, 2001.

          On October 25, 2001, the Company sold ten industrial buildings encompassing approximately 157,500 aggregate rentable square feet to an unaffiliated third party. The buildings, which are located in Irvine, California, were sold for an aggregate sales price of approximately $19.0 million in cash.

          On November 13, 2001, one of the Development LLCs obtained a $9.8 million construction loan (see Note 3).

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

          The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption ‘‘Business Risks’’ in the Company’s annual report on Form 10-K for the year ended December 31, 2000 and under the caption “Industry Trends and Other Factors Influencing Future Results of Operations” within this report. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

          Kilroy Realty Corporation (the ‘‘Company’’) develops, owns, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (‘‘REIT’’). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the ‘‘Operating Partnership’’) and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned a 90.0% general partnership interest in the Operating Partnership as of September 30, 2001.

Industry Trends and Other Factors Influencing Future Results of Operations

          Our future results of operations may be impacted by factors outside of our control, including the following:

General Economic Conditions

          Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition and results of operations.

California Energy Situation

          The State of California continues to address issues related to the supply of electricity and natural gas. Over the past year, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space would adversely affect our future financial condition and results of operations.

Terrorist Activity

          Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C., on September 11, 2001, the recent mailings of letters containing anthrax spores and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, as a result of such attacks locational factors, such as proximity to major airports, may decrease the demand for and the value of our office and industrial properties. A decrease in demand would make it difficult for us to renew or release our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss, and the availability of insurance for such acts may be less, or cost more, which would adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

          These types of events also may adversely affect the markets in which our securities trade. These acts may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for real estate, delay the time in which our new or renovated properties reach stable occupancy, increase our operating expenses due to increased physical security for our properties and limit our access to capital or increase our cost of raising capital.

Results of Operations

          A significant part of the Company’s revenue growth for each of the three- and nine-month periods ended September 30, 2001 was attributable to its recently completed development projects. During the nine months ended September 30, 2001, the Company completed the development of three office buildings encompassing an aggregate of approximately 182,700 rentable square feet that were added to the Company’s stabilized portfolio of operating properties. During the year ended December 31, 2000, the Company completed the development of nine office buildings encompassing an aggregate of approximately 1.0 million rentable square feet, all of which were included in the Company’s stabilized portfolio of operating properties at September 30, 2001. The Company’s stabilized portfolio of operating properties consists of all of the Company’s office and industrial properties, excluding properties recently developed by the Company that have not yet reached 95.0% occupancy (‘‘lease-up’’ properties) and projects currently under construction, renovation or in pre-development. At September 30, 2001, the Company had four office buildings encompassing an aggregate of approximately 345,800 rentable square feet in the lease-up phase which were completed during the nine months ended September 30, 2001 and one renovation property encompassing approximately 78,000 rentable square feet. The Company’s development pipeline at September 30, 2001 included six office projects under construction or committed for construction which are expected to be completed and stabilized over the next two years and encompass an aggregate of approximately 617,700 rentable square feet. In addition, the Company has an aggregate of approximately 1.3 million rentable square feet of presently planned future office development projects.

          During the nine months ended September 30, 2001, the Company acquired a 75% tenancy-in-common interest in a three-building office complex encompassing an aggregate of approximately 366,000 rentable square feet. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000. As a result, the Company now owns a 100% interest in the complex (see Note 2 to the consolidated financial statements.) The Company did not acquire any additional operating properties during the year ended December 31, 2000 or the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company disposed of one office building and seven industrial buildings encompassing an aggregate of approximately 41,100 and 564,400 rentable square feet, respectively, for aggregate proceeds of $48.1 million. During the year ended December 31, 2000, the Company disposed of nine office and nine industrial buildings encompassing an aggregate of approximately 286,700 and 669,800 rentable square feet, respectively, for aggregate proceeds of $113.6 million.

          As a result of the property acquired and the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to September 30, 2000, net of the effect of properties disposed of subsequent to September 30, 2000 and the one renovation project taken out of service during the quarter ended September 30, 2001, rentable square footage in the Company’s portfolio of stabilized properties increased by an aggregate of approximately 272,000 rentable square feet, or 2.2%, to 12.4 million rentable square feet at September 30, 2001 compared to 12.1 million rentable square feet at September 30, 2000. As of September 30, 2001, the Company’s stabilized portfolio was comprised of 86 office properties (the ‘‘Office Properties’’) encompassing an aggregate of approximately 7.1 million rentable square feet and 71 industrial properties (the ‘‘Industrial Properties’’) encompassing an aggregate of approximately 5.3 million rentable square feet. The stabilized portfolio occupancy rate at September 30, 2001 was 94.8%, with the Office Properties and Industrial Properties 93.2% and 97.1% occupied, respectively.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2001	2000
	(unaudited, dollars in thousands)
Revenues:
Rental income	$ 44,992	$ 40,555	$ 4,437	10.9%
Tenant reimbursements	5,901	4,748	1,153	24.3
Interest income	170	1,706	(1,536)	(90.0)
Other income	383	240	143	59.6

Total revenues	51,446	47,249	4,197	8.9

Expenses:
Property expenses	7,911	6,217	1,694	27.2
Real estate taxes	4,106	3,523	583	16.5
General and administrative expenses	2,949	2,890	59	2.0
Ground leases	379	423	(44)	(10.4)
Interest expense	10,657	10,024	633	6.3
Depreciation and amortization	12,680	9,941	2,739	27.6

Total expenses	38,682	33,018	5,664	17.2

Income from operations	$ 12,764	$ 14,231	$ (1,467)	(10.3%)

Rental Operations

          Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the three months ended September 30, 2001 and 2000.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$ 35,115	$ 29,997	$ 5,118	17.1%	$ 25,399	$ 24,971	$ 428	1.7%
Tenant reimbursements	4,749	3,423	1,326	38.7	3,848	3,143	705	22.4
Other income	57	183	(126)	(68.9)	23	126	(103)	(81.7)

Total	39,921	33,603	6,318	18.8	29,270	28,240	1,030	3.6

Property and related expenses:
Property expenses	7,295	5,241	2,054	39.2	5,259	4,515	744	16.5
Real estate taxes	3,123	2,519	604	24.0	2,233	2,004	229	11.4
Ground leases	379	423	(44)	(10.4)	329	362	(33)	(9.1)

Total	10,797	8,183	2,614	31.9	7,821	6,881	940	13.7

Net operating income, as defined	$ 29,124	$ 25,420	$ 3,704	14.6%	$ 21,449	$ 21,359	$ 90	0.4%

(1)	Stabilized office properties owned at January 1, 2000 and still owned at September 30, 2001.

          Total revenues from Office Properties increased $6.3 million, or 18.8% to $39.9 million for the three months ended September 30, 2001 compared to $33.6 million for the three months ended September 30, 2000. Rental income from Office Properties increased $5.1 million, or 17.1% to $35.1 million for the three months ended September 30, 2001 compared to $30.0 million for the three months ended September 30, 2000. Rental income generated by the Core Office Portfolio increased $0.4 million, or 1.7% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily attributable to growth provided by increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Office Portfolio decreased 0.6% to 94.2% for the three months ended September 30, 2001 compared to 94.8% for the three months ended September 30, 2000. Of the remaining increase of $4.7 million in rental income from Office Properties, an increase of $4.3 million was generated by the office properties developed by the Company in 2001 and 2000 (the ‘‘Office Development Properties’’), and an increase of $0.4 million was attributable to the office property acquired in 2001, net of the effect of the office properties sold during 2001 and 2000, (the ‘‘Net Office Acquisition’’).

          Tenant reimbursements from Office Properties increased $1.3 million, or 38.7% to $4.7 million for the three months ended September 30, 2001 compared to $3.4 million for the three months ended September 30, 2000. An increase of $0.7 million, or 22.4% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to an increase in utility costs, other property expenses and real estate taxes which were reimbursable by tenants. Of the remaining increase of $0.6 million, an increase of $0.3 million in tenant reimbursements was generated by the Office Development Properties and an increase of $0.3 million was attributable to the Net Office Acquisition. Other income from Office Properties decreased $0.1 million to $57,000 for the three months ended September 30, 2001 compared to $0.2 million for the three months ended September 30, 2000. Other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

          Total expenses from Office Properties increased $2.6 million, or 31.9% to $10.8 million for the three months ended September 30, 2001 compared to $8.2 million for the three months ended September 30, 2000. Property expenses from Office Properties increased $2.1 million, or 39.2% to $7.3 million for the three months ended September 30, 2001 compared to $5.2 million for the three months ended September 30, 2000. An increase of $0.7 million in property expenses was attributable to the Core Office Portfolio and was offset by an increase in tenant reimbursements. This increase was primarily attributable to higher utility costs due to an increase in rates. Of the remaining increase of $1.4 million, an increase of $0.9 million was generated by the Office Development Properties and an increase of $0.5 million was attributable to the Net Office Acquisition. Real estate taxes increased $0.6 million, or 24.0% to $3.1 million for the three months ended September 30, 2001 as compared to $2.5 million for the three months ended September 30, 2000. Real estate taxes for the Core Office Portfolio increased $0.2 million, or 11.4% for the three months ended September 30, 2001 compared to the comparable period in 2000. This increase was primarily due to supplemental real estate taxes paid during the three months ended September 30, 2001 and real estate tax refunds received during the three months ended September 30, 2000. Of the remaining increase of $0.4 million, an increase of $0.3 million was attributable to the Office Development Properties and an increase of $0.1 million was attributable to the Net Office Acquisition. Ground lease expense from Office Properties remained consistent for both periods.

          Net operating income, as defined, from Office Properties increased $3.7 million, or 14.6% to $29.1 million for the three months ended September 30, 2001 compared to $25.4 million for the three months ended September 30, 2000. Of this increase, $0.1 million was generated by the Core Office Portfolio and represented a 0.4% increase in net operating income for the Core Office Portfolio. The remaining increase of $3.6 million was generated by an increase of $3.4 million from the Office Development Properties, and an increase of $0.2 million attributable to the Net Office Acquisition.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$ 9,877	$10,558	$(681)	(6.5)%	$ 9,400	$ 9,094	$306	3.4%
Tenant reimbursements	1,152	1,325	(173)	(13.1)	1,107	1,199	(92)	(7.7)
Other income	326	57	269	471.9	21	30	(9)	(30.0)

Total	11,355	11,940	(585)	(4.9)	10,528	10,323	205	2.0

Property and related expenses:
Property expenses	616	976	(360)	(36.9)	604	508	96	18.9
Real estate taxes	983	1,004	(21)	(2.1)	942	855	87	10.2

Total	1,599	1,980	(381)	(19.2)	1,546	1,363	183	13.4

Net operating income, as defined	$ 9,756	$ 9,960	$(204)	(2.0)%	$ 8,982	$ 8,960	$ 22	0.2%

(1)	Stabilized industrial properties owned at January 1, 2000 and still owned at September 30, 2001.

          Total revenues from Industrial Properties decreased $0.6 million, or 4.9% to $11.4 million for the three months ended September 30, 2001 compared to $12.0 million for the three months ended September 30, 2000. Rental income from Industrial Properties decreased $0.7 million, or 6.5% to $9.9 million for the three months ended September 30, 2001 compared to $10.6 million for the three months ended September 30, 2000. Rental income generated by the Core Industrial Portfolio increased $0.3 million, or 3.4% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 1.5% to 97.0% for the three months ended September 30, 2001 compared to 98.5% for the three months ended September 30, 2000. The $0.3 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $1.0 million in rental income attributable to the 16 industrial buildings sold during 2001 and 2000 (the ‘‘Industrial Dispositions’’).

          Tenant reimbursements from Industrial Properties decreased $0.2 million, or 13.1% to $1.1 million for the three months ended September 30, 2001 compared to $1.3 million for three months ended September 30, 2000. This decrease was attributable to a $0.1 million decrease in tenant reimbursements attributable to the Core Industrial Portfolio and a $0.1 million decrease in tenant reimbursements for the Industrial Dispositions. The decrease in the Core Industrial Portfolio was due to a decrease in average occupancy. Other income from Industrial Properties increased $0.3 million, or 471.9% to $0.3 million for the three months ended September 30, 2001 compared to $57,000 for the three months ended September 30, 2000. Other income from Industrial Properties for both periods consisted primarily of lease termination fees, tenant late charges and other one-time income.

          Total expenses from Industrial Properties decreased $0.4 million, or 19.2% to $1.6 million for the three months ended September 30, 2001 compared to $2.0 million for the three months ended September 30, 2000. Property expenses from Industrial Properties decreased $0.4 million, or 36.9% to $0.6 million for the three months ended September 30, 2001 compared to $1.0 million for the three months ended September 30, 2000. An increase of $0.1 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.5 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio was primarily due to higher utility costs due to an increase in rates. Real estate taxes remained consistent for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Real estate taxes for the Core Industrial Portfolio increased $0.1 million, or 10.2% for the three months ended September 30, 2001 compared to the same period in 2000. This $0.1 million increase was offset by a decrease of $0.1 million attributable to the Industrial Dispositions.

          Net operating income, as defined, from Industrial Properties decreased $0.2 million, or 2.0% to $9.8 million for the three months ended September 30, 2001 compared to $10.0 million for the three months ended September 30, 2000. Net operating income for the Core Industrial Portfolio increased $22,000, or 0.2% for the three months ended September 30, 2001 compared to the same period in 2000, offset by a decrease of $0.2 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

          Interest income decreased $1.5 million, or 90.0% to $0.2 million for the three months ended September 30, 2001 compared to $1.7 million for the three months ended September 30, 2000. The decrease was primarily due to a $1.2 million decrease of interest earned on the note receivable from related party in 2000. This note was acquired in May 2000 and repaid in January 2001.

          General and administrative expenses remained consistent for the three months ended September 30, 2001 and 2000.

          Interest expense increased $0.6 million, or 6.3% to $10.6 million for the three months ended September 30, 2001 compared to $10.0 million for the three months ended September 30, 2000 due to a net increase in aggregate indebtedness. The Company’s weighted average annual interest rate decreased approximately 1.14% to 7.03% at September 30, 2001 as compared to 8.17% at September 30, 2000.

          Depreciation and amortization increased $2.7 million, or 27.6% to $12.7 million for the three months ended September 30, 2001 compared to $10.0 million for the three months ended September 30, 2000. The increase was due primarily to depreciation on development properties completed and added to the Company’s stabilized portfolio of operating properties subsequent to September 30, 2000, net of the effect of properties disposed of by the Company subsequent to September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2001	2000
	(unaudited, dollars in thousands)
Revenues:
Rental income	$135,400	$117,627	$17,773	15.1%
Tenant reimbursements	17,591	14,036	3,555	25.3
Interest income	883	3,008	(2,125)	(70.6)
Other income	6,173	1,684	4,489	266.6

Total revenues	160,047	136,355	23,692	17.4

Expenses:
Property expenses	22,254	17,749	4,505	25.4
Real estate taxes	12,480	9,959	2,521	25.3
General and administrative expenses	9,337	8,077	1,260	15.6
Ground leases	1,146	1,211	(65)	(5.4)
Interest expense	32,060	27,800	4,260	15.3
Depreciation and amortization	38,634	28,909	9,725	33.6

Total expenses	115,911	93,705	22,206	23.7

Income from operations	$ 44,136	$ 42,650	$ 1,486	3.5%

Rental Operations

          Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements, other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2001 and 2000.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$105,217	$84,034	$21,183	25.2%	$77,274	$76,176	$1,098	1.4%
Tenant reimbursements	14,012	9,872	4,140	41.9	11,023	9,377	1,646	17.6
Other income	5,825	656	5,169	788.0	428	575	(147)	(25.6)

Total	125,054	94,562	30,492	32.2	88,725	86,128	2,597	3.0

Property and related expenses:
Property expenses	20,286	15,128	5,158	34.1	14,769	13,889	880	6.3
Real estate taxes	9,572	6,811	2,761	40.5	6,936	6,010	926	15.4
Ground leases	1,146	1,211	(65)	(5.4)	986	1,132	(146)	(12.9)

Total	31,004	23,150	7,854	33.9	22,691	21,031	1,660	7.9

Net operating income, as defined	$ 94,050	$71,412	$22,638	31.7%	$66,034	$65,097	$ 937	1.4%

(1)	Stabilized industrial properties owned at January 1, 2000 and still owned at September 30, 2001.

          Total revenues from Office Properties increased $30.5 million, or 32.2% to $125.1 million for the nine months ended September 30, 2001 compared to $94.6 million for the nine months ended September 30, 2000. Rental income from Office Properties increased $21.2 million, or 25.2% to $105.2 million for the nine months ended September 30, 2001 compared to $84.0 million for the nine months ended September 30, 2000. Rental income generated by the Core Office Portfolio increased $1.1 million, or 1.4% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily attributable to growth provided by increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Office Portfolio decreased 1.4% to 94.6% for the nine months ended September 30, 2001 compared to 96.0% for the nine months ended September 30, 2000. Of the remaining increase of $20.1 million in rental income from office properties, an increase of $19.6 million was generated by the Office Development Properties, and an increase of $0.5 million was generated by the Net Office Acquisition.

          Tenant reimbursements from Office Properties increased $4.1 million, or 41.9% to $14.0 million for the nine months ended September 30, 2001 compared to $9.9 million for the nine months ended September 30, 2000. An increase of $1.6 million in tenant reimbursements was generated by the Core Office Portfolio which was primarily due to the increase in utility costs, other property expenses and real estate taxes which were reimbursable by tenants. An increase of $1.2 million was generated by the Office Development Properties and an increase of $1.3 million was attributable to the Net Office Acquisition. Other income from Office Properties increased $5.2 million to $5.8 million for the nine months ended September 30, 2001 compared to $0.6 million for the nine months ended September 30, 2000. This increase is attributable to the recognition of a $5.4 million lease termination fee resulting from the bankruptcy court’s rejection of the eToys’ lease (see Note 6 to the consolidated financial statements in Item 1 of this report.) The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

          Total expenses from Office Properties increased $7.9 million, or 33.9% to $31.0 million for the nine months ended September 30, 2001 compared to $23.1 million for the nine months ended September 30, 2000. Property expenses increased $5.2 million, or 34.1% to $20.3 million for the nine months ended September 30, 2001 compared to $15.1 million for the nine months ended September 30, 2000. An increase of $0.9 million in property expenses was attributable to the Core Office Portfolio which was attributable higher utility costs due to an increase in rates. Of the remaining increase of $4.3 million in property expenses, an increase of $3.4 million was attributable to the Office Development Properties and an increase of $0.9 million was attributable to the Net Office Acquisition. Real estate taxes increased $2.8 million, or 40.5% to $9.6 million for the nine months ended September 30, 2001 as compared to $6.8 million for the nine months ended September 30, 2000. Of this increase, $0.9 million was attributable to real estate taxes on the Core Office Portfolio. This increase was due to supplemental real estate taxes paid during the nine months ended September 30, 2001 and the effect of refunds received during the nine months ended September 30, 2000. Of the remaining increase of $1.9 million, an increase of $1.8 million was attributable to the Office Development Properties and an increase of $0.1 million was attributable to the Net Office Acquisition. Ground lease expense from Office Properties was consistent for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. A decrease of $0.1 million in the Core Office Portfolio was offset by an increase of $0.1 million in the Office Development Properties. The decrease in the Core Office Portfolio was due to the acquisition of the fee interest in the land at one of the Core Office Portfolio properties in January 2001.

          Net operating income, as defined, from Office Properties increased $22.6 million, or 31.7% to $94.0 million for the nine months ended September 30, 2001 compared to $71.4 million for the nine months ended September 30, 2000. Of this increase, $1.0 million was generated by the Core Office Portfolio and represented a 1.4% increase in net operating income for the Core Office Portfolio. Of the remaining increase of $21.6 million, an increase of $20.9 million was generated by the Office Development Properties and an increase of $0.7 million was attributable to the Net Office Acquisition.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$30,183	$33,593	$(3,410)	(10.2)%	$29,541	$27,632	$1,909	6.9%
Tenant reimbursements	3,579	4,164	(585)	(14.0)	3,506	3,392	114	3.4
Other income	348	1,028	(680)	(66.1)	33	1,016	(983)	(96.8)

Total	34,110	38,785	(4,675)	(12.1)	33,080	32,040	1,040	3.2

Property and related expenses:
Property expenses	1,968	2,621	(653)	(24.9)	1,898	1,685	213	12.6
Real estate taxes	2,908	3,148	(240)	(7.6)	2,852	2,567	285	11.1

Total	4,876	5,769	(893)	(15.5)	4,750	4,252	498	11.7

Net operating income, as defined	$29,234	$33,016	$(3,782)	(11.5)%	$28,330	$27,788	$ 542	2.0%

(1)	Stabilized industrial properties owned at January 1, 2000 and still owned at September 30, 2001.

          Total revenues from Industrial Properties decreased $4.7 million, or 12.1% to $34.1 million for the nine months ended September 30, 2001 compared to $38.8 million for the nine months ended September 30, 2000. Rental income from Industrial Properties decreased $3.4 million, or 10.2% to $30.2 million for the nine months ended September 30, 2001 compared to $33.6 million for the nine months ended September 30, 2000. An increase of $1.9 million was generated by the Core Industrial Portfolio and represented a 6.9% increase in rental income for the Core Industrial Portfolio. This increase in rental income for the Core Industrial Portfolio is primarily attributable to increases in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 0.9% to 97.3% for the nine months ended September 30, 2001 as compared to 98.2% for the nine months ended September 30, 2000. The $1.9 million increase in rental income contributed by the Core Industrial Portfolio was offset by a decrease of $5.3 million in rental income attributable to the Industrial Dispositions.

          Tenant reimbursements from Industrial Properties decreased $0.6 million, or 14.0% to $3.6 million for the nine months ended September 30, 2001 compared to $4.2 million for nine months ended September 30, 2000. An increase of $0.1 million attributable to the Core Industrial Portfolio was offset by a $0.7 million decrease attributable to the Industrial Dispositions. Other income from Industrial Properties decreased by $0.7 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Other income for the nine months ended September 30, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. The remaining amounts in other income from Industrial Properties remained consistent for both periods and was comprised primarily of lease termination fees, management fees and tenant late charges.

          Total expenses from Industrial Properties decreased $0.9 million, or 15.5% to $4.9 million for the nine months ended September 30, 2001 compared to $5.8 million for the nine months ended September 30, 2000. Property expenses from Industrial Properties decreased by $0.6 million, or 24.9% to $2.0 million for the nine months ended September 30, 2001 compared to $2.6 million for the nine months ended September 30, 2000. An increase of $0.2 million in the Core Industrial Portfolio was offset by a decrease of $0.8 million in property expense attributable to the Industrial Dispositions. The increase in property expenses for the Core Industrial Portfolio was primarily attributable higher utility costs due to an increase in rates. Real estate taxes decreased by $0.2 million or 7.6% to $2.9 million for the nine months ended September 30, 2001 compared to $3.1 million for the nine months ended September 30, 2000. An increase of $0.3 million attributable to the Core Industrial Portfolio was offset by a decrease of $0.5 million attributable to the Industrial Dispositions.

          Net operating income, as defined, from Industrial Properties decreased $3.8 million, or 11.5% to $29.2 million for the nine months ended September 30, 2001 compared to $33.0 million for the nine months ended September 30, 2000. An increase of $0.5 million was generated by the Core Industrial Portfolio and represented a 2.0% increase in net operating income for the Core Industrial Portfolio. This was offset by a decrease of $4.3 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

          Interest income decreased $2.1 million, or 70.6% to $0.9 million for the nine months ended September 30, 2001 compared to $3.0 million for the nine months ended September 30, 2000. The decrease was primarily due to a $1.8 million decrease of interest earned on the note receivable from related party. This note was acquired in May 2000 and repaid in January 2001.

          General and administrative expenses increased $1.3 million, or 15.6% to $9.3 million for the nine months ended September 30, 2001 compared to $8.0 million for the nine months ended September 30, 2000. This increase was due primarily to increased compensation expense attributable to the non-cash amortization of restricted stock granted in June 2000.

          Interest expense increased $4.3 million, or 15.3% to $32.1 million for the nine months ended September 30, 2001 compared to $27.8 million for the nine months ended September 30, 2000, due to a net increase in aggregate indebtedness. The Company’s weighted average annual interest rate decreased approximately 1.14% to 7.03% at September 30, 2001 as compared to 8.17% at September 30, 2000.

          Depreciation and amortization increased $9.7 million, or 33.6% to $38.6 million for the nine months ended September 30, 2001 compared to $28.9 million for the nine months ended September 30, 2000. The increase was due primarily to depreciation on properties developed and stabilized by the Company in 2001 and 2000 net of the effect of properties disposed of by the Company subsequent to September 30, 2000.

Liquidity and Capital Resources

          The Company has a $400 million unsecured revolving credit facility (the ‘‘Credit Facility’’) which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (4.93% at September 30, 2001), depending upon the Company’s leverage ratio at the time of borrowing, and matures in November 2002. As of September 30, 2001, the Company had borrowings of $185 million outstanding under the Credit Facility and availability of approximately $159 million. The Company uses the Credit Facility to finance development expenditures, to fund potential undeveloped land acquisitions and for general corporate purposes.

          The Company has a $100 million unsecured debt facility, which matures in September 2002 with two one-year extension options, requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (4.98% at September 30, 2001), depending upon the Company’s leverage ratio at the time of borrowing. The same pool of unencumbered assets is used to determine availability for the Credit Facility and the $100 million unsecured debt facility.

          In November 2001, one of the Development LLCs obtained a construction loan with a total commitment of $9.8 million. The construction loan bears interest at an annual rate of LIBOR plus 3.00% and matures in May 2003, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development costs of an office building in San Diego, California that encompasses an aggregate of approximately 60,700 rentable square feet. The construction loan is secured by a first deed of trust on the project.

          The following table sets forth the composition of the Company’s secured debt at September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$ 91,413	$ 92,465
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (5.25% and 8.32% at September 30, 2001 and December 31, 2000, respectively), monthly interest-only payments(a)	83,213	83,213
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(b)	78,434	79,495
Construction loan payable, due April 2002, interest between LIBOR plus 2.00% and LIBOR plus 2.70%, (5.58% and 8.86% at September 30, 2001 and December 31, 2000, respectively)(a)(c)(d)	55,587	50,068
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	27,837	28,549
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (5.33% and 8.49% at September 30, 2001 and December 31, 2000, respectively), monthly principal and interest payments(a)	21,625	21,890
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principle and interest payments	12,722	12,844
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	12,161	12,523
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (6.58% and 9.73% at September 30, 2001 and December 31, 2000, respectively)(a)(d)	11,724	11,367
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	10,264	10,578
Mortgage note payable, due December 6, 2001, non-interest bearing	9,125
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000, no interest accrues thereafter	8,227	8,500
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (5.08% and 8.44% at September 30, 2001 and December 31, 2000, respectively)(a)(d)	8,529	4,727
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,827	7,070
Construction loan payable, due October 2002, interest at LIBOR plus 1.75% (8.37% at December 31, 2000) (a)(e)		9,399

	$437,688	$432,688

(a)
The variable interest rates stated as of September 30, 2001 and December 31, 2000 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at September 30, 2001 and December 31, 2000.

(b)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(c)
The Company, through one of the Development LLCs, has an interest rate cap agreement with a LIBOR based cap rate of 8.50% related to this variable rate construction loan which expires in April 2002. The notional amount of the interest rate cap agreement was approximately $57.0 and $42.0 million at September 30, 2001 and December 31, 2000, respectively.

(d)	This loan contains options to extend the maturity for up to two six-month periods.
(e)
In June 2001, the Company repaid the $16.8 million principal balance of this loan in conjunction with a tax-deferred property exchange. The payment was primarily funded with the $15.4 million in proceeds from the disposition of the industrial property in Roseville, California (see Note 2 to the Company’s consolidated financial statements in Item 1 of this report). The remaining $1.4 million was funded with borrowings under the Company’s Credit Facility.

          The following table sets forth certain information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and unsecured term facility at September 30, 2001, assuming the exercise of available debt extension options:

Year Ending	Dollars
(in thousands)
Remaining 2001	$ 10,669
2002	6,148
2003	173,925
2004	127,719
2005	16,965
Thereafter	202,262

Total	$537,688

          The following table sets forth certain information with respect to the Company’s aggregate debt composition at September 30, 2001 and December 31, 2000:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2001	December 31, 2000	September 30, 2001	December 31, 2000
Secured vs. unsecured:
Secured	60.6%	59.8%	6.7%	8.2%
Unsecured	39.4%	40.2%	7.5%	8.3%
Fixed rate vs. variable rate:
Fixed rate (1)(2)(5)	77.1%	55.6%	7.5%	8.1%
Variable rate (3)(4)	22.9%	44.4%	5.4%	8.4%
Total Debt			7.0%	8.2%

(1)	At September 30, 2001 and December 31, 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expires in February 2002.
(2)	At September 30, 2001, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 5.48% that expires in November 2002.
(3)	At December 31, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50%. The Company terminated this cap agreement in January 2001.
(4)
At September 30, 2001 and December 31, 2000, one of the Development LLCs had an interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50%. The notional amount of the cap increases over the life of the agreement as the balance of the related construction loan increases. At September 30, 2001 and December 31, 2000, the notional amount of the interest rate cap was approximately $57.0 million and $42.0 million, respectively.

(5)
The percentage of fixed rate debt to total debt at September 30, 2001 and December 31, 2000 does not take into consideration the portion of floating rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 84.8% and 82.1% of its total outstanding debt at September 30, 2001 and December 31, 2000, respectively.

          In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. As of November 12, 2001 an aggregate of 735,700 shares remain eligible for repurchase under this program.

          As of November 12, 2001, the Company had an aggregate of $313 million of equity securities available for issuance under a shelf registration statement.

Capital Expenditures

          As of September 30, 2001, the Company had an aggregate of approximately 963,500 rentable square feet of office space that was either in lease-up, under construction or committed for construction at a total budgeted cost of approximately $243 million. The Company has spent an aggregate of approximately $140 million on these projects as of September 30, 2001. The Company intends to finance $10 million of the remaining $103 million of presently budgeted development costs, with proceeds from existing construction loans. The Company intends to finance the remaining $93 million of budgeted development costs with additional construction loan financing, borrowings under the Credit Facility, proceeds from the Company’s dispositions, long-term secured and unsecured borrowings and from working capital.

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

          The Company believes that it will have sufficient capital resources to satisfy its obligations and planned capital expenditures for the next twelve months. The Company expects to meet its long-term liquidity requirements including possible future development and undeveloped land acquisitions, through retained cash flow, long-term secured and unsecured borrowings, proceeds from property dispositions, or the issuance of common or preferred units of the Operating Partnership.

Building and Lease Information

          The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at September 30, 2001:

Occupancy by Segment Type

	Number of Buildings	Square Feet			Occupancy
		Total	Leased	Available
Office Properties:
Los Angeles	31	3,172,793	2,776,633	396,160	87.5%
Orange County	12	546,850	507,982	38,868	92.9
San Diego	37	2,700,483	2,661,483	39,000	98.6
Other	6	709,575	698,515	11,060	98.4

	86	7,129,701	6,644,613	485,088	93.2

Industrial Properties:
Los Angeles	7	554,490	539,606	14,884	97.3
Orange County	62	4,393,537	4,253,978	139,559	96.8
Other	2	295,417	295,417		100.0

	71	5,243,444	5,089,001	154,443	97.1

Total Portfolio	157	12,373,145	11,733,614	639,531	94.8%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases(2)	Percentage of Total Leased Square Feet Represented by Expiring Leases(3)	Annual Base Rent Under Expiring Leases (in 000’s)(4)
Office Properties:
Remaining 2001	12	163,255	2.5%	$ 2,404
2002	67	505,993	7.7	9,113
2003	59	707,879	10.8	10,834
2004	53	787,303	12.0	17,608
2005	54	921,986	14.0	16,259
2006	38	589,205	9.0	14,042

	283	3,675,621	56.0	70,260

Industrial Properties:
Remaining 2001	7	99,794	2.0	640
2002	31	354,760	7.2	3,006
2003	29	691,508	14.0	4,408
2004	23	542,819	11.0	4,161
2005	15	755,742	15.2	5,748
2006	9	567,750	11.5	4,432

	114	3,012,373	60.9	22,395

Total Portfolio	397	6,687,994	58.1%	$92,655

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Excludes expirations at 184-220 Technology Drive which the Company sold in October 2001.
(3)	Based on total leased square footage for the respective portfolios as of September 30, 2001.
(4)	Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before October 1, 2001.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)		Change In Rents(2)	Change in Cash Rents(3)	Retention Rate(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended September 30, 2001:
Office Properties	9	12	26,371	59,719	31.0%	9.2%	69.6%	59
Industrial Properties	10	15	105,516	92,637	28.8%	10.2%	74.8%	33

Total Portfolio	19	27	131,887	152,356	30.3%	9.6%	72.7%	41

For the Nine Months Ended September 30, 2001:
Office Properties	25	34	141,757	465,981	22.2%	13.1%	64.1%	68
Industrial Properties	28	37	158,198	511,073	36.9%	16.0%	76.7%	55

Total Portfolio	53	71	299,955	977,054	26.6%	14.0%	70.1%	61

(1)	Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same second generation space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same second generation space.
(4)	Calculated as the percentage of second generation space either renewed or expanded into by existing tenants at lease expiration.

Historical Cash Flows

          The principal sources of funding for development, acquisitions, and capital expenditures are the Credit Facility, cash flow from operating activities, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $15.8 million, or 26.6% to $75.3 million for the nine months ended September 30, 2001 compared to $59.5 million for the nine months ended September 30, 2000. This increase was primarily attributable to the effect of the $15.0 million the Company drew under two letters of credit after one of its tenants defaulted on its lease in January 2001 (see Note 6 to the Company’s consolidated financial statements).

          Net cash used in investing activities decreased $27.3 million, or 38.4% to $43.8 million for the nine months ended September 30, 2001 compared to $71.1 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, the purchase of 9.8 acres of undeveloped land for $15.1 million (net of a $9.1 secured note issued in connection with the acquisition) expenditures for construction in progress of $73.4 million, and $6.1 million in additional tenant improvements and capital expenditures offset by $44.8 million in net proceeds received from the sale of seven industrial buildings and one office building. Cash used in investing activities for the nine months ended September 30, 2000 consisted primarily of $45.3 million paid to acquire a note receivable, the purchase of 17 acres of undeveloped land for $11.3 million (net of an $8.5 million mortgage note payable issued in connection with the acquisition), expenditures for construction in progress of $125.6 million, and $8.5 million in additional tenant improvements and capital expenditures offset by $110.6 million in net proceeds received from the sale of nine office and nine industrial buildings.

          Net cash used in financing activities increased $36.7 million, or 2,158.8% to $38.4 million for the nine months ended September 30, 2001 compared to $1.7 million for the nine months ended September 30, 2000. Cash used in financing activities for the nine months ended September 30, 2001 consisted primarily of $27.4 million in repayments to the Credit Facility and principal payments on secured debt and $42.4 million in distributions paid to common stockholders and minority interests, partially offset by $17.2 million of additional funding drawn under the Company’s existing construction loans, a $9.2 decrease in restricted cash used in a tax deferred property exchange and $5.0 million in proceeds received in connection with the exercise of stock options. Cash used in financing activities for the nine months ended September 30, 2000 consisted primarily of $52.4 million in repayments of the Credit Facility and principal payments on secured debt, $41.0 million in distributions paid to common stockholders and minority interests and $41.3 million paid for the Company’s stock repurchase program and a $28.9 million increase in restricted cash partially offset by $160.1 million in net proceeds from issuance of mortgage and construction debt.

Funds From Operations

          Industry analysts generally consider Funds From Operations an alternative measure of performance for an equity REIT. The Board of Governors of NAREIT in its March 1995 White Paper (as clarified by the November 2000 NAREIT National Policy Bulletin which became effective on January 1, 2000) defines Funds From Operations to mean net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

          The Company considers Funds From Operations an appropriate alternative measure of performance for an equity REIT because it is predicated on cash flow analyses. While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITS may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITS may not be comparable to Funds From Operations published herein. Therefore, the Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties’ liquidity, nor is it indicative of funds available to fund the properties’ cash needs, including the Company’s ability to pay dividends or make distributions.

          The following table presents the Company’s Funds From Operations for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net income	$ 9,283	$15,679	$30,806	$38,060
Adjustments:
Minority interest in earnings of Operating Partnership	1,027	2,227	3,668	5,442
Depreciation and amortization	12,123	9,941	37,123	28,909
Net gains on dispositions of operating properties	(2,468)	(7,288)	(4,007)	(11,256)
Cumulative effect of change in accounting principle			1,392
Non-cash amortization of restricted stock grants	547	508	1,643	744

Funds From Operations	$20,512	$21,067	$70,625	$61,899

Inflation

          The majority of the Company’s tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, which reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation.

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

          Information about the Company’s changes in interest rate risk exposures from December 31, 2000 to September 30, 2001 is incorporated herein by reference from ‘‘Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

Tabular Presentation of Market Risk

          The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at September 30, 2001 and December 31, 2000. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.5% to LIBOR plus 3.0% at both September 30, 2001 and December 31, 2000. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 2001 and December 31, 2000. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2000.

Interest Rate Risk Analysis—Tabular Presentation
(dollars in millions)

		Maturity Date					September 30, 2001		December 31, 2000
	2001	2002	2003	2004	2005	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate		$ 185.0					$185.0	$185.0	$191.0	$191.0
Variable rate index		LIBOR					LIBOR		LIBOR
Secured debt and unsecured term debt:
Variable rate	$ 0.1	$ 0.3	$159.4	$120.9			$280.7	$280.7	$280.7	$280.7
Variable rate index	LIBOR	LIBOR	LIBOR	LIBOR			LIBOR		LIBOR
Fixed rate	$ 10.6	$ 5.8	$ 14.5	$ 6.8	$17.0	$202.3	$257.0	$265.6	$252.0	$256.7
Average interest rate	7.74%	7.80%	7.80%	7.81%	8.17%	7.73%	7.76%		7.50%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount		$ 300.0					$300.0	$(7.5)	$150.0	$ (2.0)
Fixed pay interest rate		6.21%					6.21%		6.95%
Floating receive rate index		LIBOR
Interest rate cap agreements:
Notional amount		$ 57.0					$ 57.0	$ —	$207.0	$ 0.1
Cap rate	8.50%	8.50%					8.50%		7.05%
Forward rate index	LIBOR	LIBOR

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          In July 2001, the Company was named as party to a lawsuit filed by certain limited partnerships affiliated with The Allen Group (‘‘The Allen Group Partnerships’’) that are members of the Development LLCs. Management strongly disagrees with the allegations outlined in the suit and plans to vigorously contest the action. The lawsuit alleges that the Operating Partnership breached the Development LLCs’ governing documents (the ‘‘Operating Agreements’’). The complaint also contains other related common law claims and seeks both monetary and non-monetary relief. The Company has filed a response that denies all of The Allen Group Partnerships’ allegations, and a separate cross-complaint that amongst other things, seeks enforcement of the Operating Agreements. Although the ultimate outcome of this lawsuit cannot be determined at this time and the total amount of any damages cannot be reasonably estimated, management does not believe that an unfavorable result would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2.     CHANGES IN SECURITIES

          During the three months ended September 30, 2001, the Company redeemed 1,900 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The issuance of the 1,900 common shares in connection with these redemptions was registered on a registration statement declared effective by the SEC in 1999.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.     OTHER INFORMATION—None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Exhibit Number	Description
None

          (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K (No. 1-12675), dated August 2, 2001 in connection with its second quarter 2001 earnings release.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2001.

KIL	ROY REALTY CORPORATION

/s/ JOHN B. KILROY, JR.
By	:
John B. Kilroy, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD E. MORAN JR.
By	:
Richard E. Moran Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ ANN MARIE WHITNEY
By	:
Ann Marie Whitney
Senior Vice President and Controller
(Principal Accounting Officer)