Form 10-K
period 2001-12-31
KILROY REALTY CORP
filed 2002-03-13
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission file number 1-12675

KILROY REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	95-4598246
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2250 East Imperial Highway, Suite 1200	90245
El Segundo, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 563-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $749,494,192 based on the closing price on the New York Stock Exchange for such shares on March 11, 2002.

As of March 11, 2002, 27,504,374 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) owns, operates, develops, and acquires Class A suburban office and industrial real estate in key suburban submarkets, primarily in Southern California, that the Company believes have strategic advantages and strong barriers to entry. The Company, which operates, qualifies, and intends to continue to qualify as a self-administered and self-managed real estate investment trust (“REIT”) for federal and state income tax purposes, was incorporated in September 1996 and commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of Kilroy Industries, a California corporation (“KI”), and certain of its affiliated corporations, partnerships and trusts (collectively, the “Kilroy Group”).

As of December 31, 2001, the Company’s portfolio of stabilized operating properties was comprised of 86 office buildings (the “Office Properties”) and 61 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”), which encompassed an aggregate of approximately 7.2 million and 5.1 million rentable square feet, respectively. The Properties include 13 properties that the Company developed and then stabilized during 2001 and 2000 encompassing an aggregate of approximately 312,400 and 1.0 million rentable square feet, respectively. As of December 31, 2001, the Office Properties were approximately 93.9% leased to 298 tenants and the Industrial Properties were approximately 98.5% leased to 131 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio excludes projects currently under construction or renovation, projects in pre-development, and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy within one year of substantial building shell completion. The Company had four office lease-up properties at December 31, 2001, encompassing an aggregate of approximately 284,500 rentable square feet. As of December 31, 2001, the Company had five office properties under construction and one office property under renovation which when completed are expected to encompass an aggregate of approximately 549,300 and 78,000, rentable square feet, respectively. In addition, as of December 31, 2001, the Company owned approximately 68 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.3 million rentable square feet of office space during the next four years. All of the Company’s lease-up properties and in-process development projects are located in Southern California in the Los Angeles and San Diego regions. All of the Company’s undeveloped land parcels are located in Southern California in the San Diego region.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2001, it owned an approximate 90.0% general partnership interest. The remaining 10.0% limited partnership interest in the Operating Partnership was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership, which owns 122 of the Company’s 147 Properties. The remaining properties, other than seven buildings which are owned by the Operating Partnership through KR-Carmel Partners L.L.C. and KR-Gateway Partners L.L.C. (collectively, the “Development LLCs”), each of which the Operating Partnership owned a 50% managing interest at December 31, 2001, are owned by the Finance Partnership. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest of the Finance Partnership.

On January 1, 2001, Kilroy Services, Inc. (“KSI”) was merged into a newly formed entity, Kilroy Services, LLC (“KSLLC”). The Company historically accounted for the operating results of the development services business conducted by KSI under the equity method of accounting. As a result of the merger, KSLLC became a wholly-owned subsidiary and was consolidated for financial reporting purposes beginning January 1, 2001. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, the Development LLC’s, and all wholly-owned subsidiaries and controlled entities.

Current Year Highlights

The Company continued to successfully attain its primary business objective of continued growth in Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), through accomplishing the following during the year ended December 31, 2001 (see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations for further discussion of Funds From Operations, including a reconciliation of the Company’s net income to Funds From Operations):

•
Execution of lease agreements on approximately 1.6 million rentable square feet of office and industrial space, including both renewals and turnovers, at average rental rates 28.6% above 2000 average rental rates determined on a straight-line basis in accordance with generally accepted accounting principles (“GAAP”), over the term of the related lease and 14.9% above 2000 average rental rates on a cash basis.

•	Achievement of 95.7% average occupancy for the Company’s stabilized portfolio for the year ended December 31, 2001 despite the current economic downturn. Occupancy was 95.8% at December 31, 2001.

•
Completion of eight office buildings encompassing approximately 596,900 million rentable square feet at a total current estimated investment of $132.8 million. These properties were approximately 94.3% leased or committed at December 31, 2001.

•
Continued improvement of the quality of the Company’s portfolio through reinvesting approximately $64.8 million of capital obtained from the sale of non-strategic assets into new, state-of-the-market assets that the Company is developing in attractive coastal submarkets in Southern California.

•	Acquisition of approximately 9.8 acres of undeveloped land and the completion of actions to acquire a 100% interest in an office complex containing approximately 366,000 rentable square feet.

•
Execution of two new secured debt financings that provided the Company with approximately $40.8 million of additional future borrowing capacity. The Company’s total debt as a percentage of total market capitalization was approximately 42.8% at December 31, 2001.

•	Execution of an interest rate swap agreement that resulted in interest rates on approximately 84.4% of the Company’s total debt being fixed, swapped or capped at December 31, 2001.

Business and Growth Strategies

Growth Strategies.    The Company believes that a number of factors will enable it to continue to achieve its objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, and Funds From Operations, as defined by NAREIT, as well as maximization of long-term stockholder value including: (i) the opportunity to lease available space at attractive rental rates because of high demand and frictional vacancy levels in the Southern California submarkets in which most of the properties are located; (ii) the quality and location of the Company’s Properties; (iii) the Company’s existing substantial development pipeline as established over the past several years; (iv) the Company’s access to development and leasing opportunities as a result of its extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given the Company’s over 55-year presence in the Southern California market; and (v) the Company’s ability to efficiently manage its assets as a low cost provider of commercial real estate due to its core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal administration, construction management and new development. Management believes that the Company is well positioned to capitalize on existing opportunities because of its extensive experience in its submarkets, its seasoned management team and its proven ability to lease, develop, acquire and efficiently manage office and industrial properties.

Operating Strategies.    The Company focuses on enhancing growth in net operating income and Funds From Operations from its Properties by: (i) maintaining higher than average regional occupancy rates; (ii) maximizing cash flow from its Properties through active leasing, early renewals, increasing contractual base rent to current market levels as leases expire and effective property management; (iii) structuring leases to maximize returns and internal growth and underwriting leases to manage portfolio credit risk; (iv) managing operating expenses through the efficient use of internal management, leasing, marketing, financing, accounting and construction management functions; (v) maintaining and developing long-term relationships with a diverse tenant base; (vi) managing its Properties in a way that offers the maximum degree of utility and operational efficiency to tenants; (vii) continuing to emphasize capital improvements to enhance its Properties’ competitive advantages in their respective markets and improve the efficiency of building systems; and (viii) attracting and retaining motivated employees by providing financial and other incentives to meet the Company’s operating and financial goals.

Development Strategies.    The Company and its predecessors have developed office and industrial properties, including high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. Over the past several years, the Company has established a substantial development pipeline in its two target market regions, Los Angeles and San Diego counties. The Company’s in-process and future development pipeline (including projects held through joint venture arrangements) can support future development of approximately an aggregate of 1.8 million rentable square feet of office space at a total budgeted cost of approximately $450 million over the next four years. The Company’s strategy with respect to development is as follows: (i) maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control; (ii) continue to execute the Company’s build-to-suit program where it develops properties committed to be leased by specific tenants since such strategy provides for lower risk development; (iii) evaluate redevelopment opportunities in land constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods; (iv) be the premier low-cost provider of two to four-story campus style office buildings in Southern California; and (v) reinvest capital from strategic dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return.

During 2001 and 2000, the Company completed an aggregate of 17 buildings encompassing an aggregate of approximately 1.6 million rentable square feet at an aggregate cost of approximately $335 million. As of December 31, 2001, the Company had five office buildings under construction, which when completed are expected to encompass an aggregate of approximately 549,300 rentable square feet at a total estimated investment of approximately $158 million. The Company may engage in the additional development of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development. The Company’s activities with third-party owners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop any of the properties or that it will have access to additional development opportunities.

Financing Strategies.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock, including interests exchangeable therefore, plus total debt). This ratio may be increased or decreased without the consent of the Company’s stockholders and the Company’s organizational documents do not limit the amount of indebtedness that the Company may incur. At December 31, 2001, total debt constituted approximately 42.8% of the total market capitalization of the Company. The Company’s funding strategies are as follows: (i) maintain financial flexibility and the ability to access a variety of capital sources;

(ii) maintain a staggered debt maturity schedule to limit risk exposure to any particular point in the capital and credit market cycles; (iii) complete financing deals in advance of the need for capital; and (iv) manage interest rate exposure.

The Company intends to utilize one or more sources of capital for future growth, which may include undistributed cash flow, borrowings under the Company’s unsecured credit facility (the “Credit Facility”), the issuance of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance, however, that the Company will be able to obtain capital on terms favorable to the Company.

Significant Tenants

As of December 31, 2001, the Company’s ten largest office tenants represented approximately 34.6% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2001 determined on a straight-line basis over the term of the related lease in accordance with GAAP, and its ten largest industrial tenants represented approximately 9.1% of total annual base rental revenues. Of this amount, its largest tenant, The Boeing Company, currently leases an aggregate of approximately 1.1 million rentable square feet of office space under eleven separate leases, representing approximately 10.9% of the Company’s total annual base rental revenues at December 31, 2001. The base periods for 28.7% of The Boeing Company leases expire over the next 18 months. The base periods for the remaining leases for The Boeing Company expire during the period from January 2004 through March 2009. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations”.

The Company’s five largest office tenants, based on annualized base rental revenues, are: The Boeing Company; Peregrine Systems, Inc.; DirecTv, Inc., Epson America, Inc.; and Newgen Results Corporation. The Company’s five largest industrial tenants, based on annualized base rental revenues, are: Celestica California, Inc.; Qwest Communications Corporation; Mattel, Inc.; Packard Hughes Interconnect; and Targus, Inc. (See Item 2: Properties—Tenant Information for further discussion on the composition of the Company’s tenant base.)

Employees

As of March 11, 2002, the Company, through the Operating Partnership and KSLLC employed 129 persons. The Company, the Operating Partnership and KSLLC believe that relations with their employees are good.

Government Regulations

Many laws and governmental regulations are applicable to the Company’s Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.    Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. Although management believes that its Properties substantially comply with present requirements of the ADA, none of the Company’s Properties have been audited, nor have investigations of its Properties been conducted to determine compliance. The Company may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Company’s Properties, or restrict the Company’s ability to renovate the Properties. Management cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation. If the Company incurs substantial costs to comply with the ADA or any other legislation, its financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and pay distributions to stockholders could be adversely affected.

Environmental Matters

Costs related to government regulation and private litigation.    Environmental laws and regulations hold the Company liable for the costs of removal or remediation of certain hazardous or toxic substances released on its Properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. For instance, if asbestos-containing materials or other hazardous or toxic substances were found on the Company’s Properties, third parties might seek recovery from the Company for personal injuries associated with those substances. As of December 31, 2001, Phase I site assessments indicated that 34, or 23%, of the Company’s Properties contained asbestos-containing materials. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its Properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of hazardous materials by some of our tenants.    Some of the Company’s tenants routinely handle hazardous substances and wastes on its Properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 2001, less than 5% of the Company’s tenants routinely handled hazardous substances and/or wastes on the Company’s Properties as part of their routine operations. These tenants are primarily involved in the light industrial and warehouse business and more specifically the light electronics assembly business. Management does not believe that these activities by the Company’s tenants will have any material adverse effect on the Company’s operations. Furthermore, management is unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s Properties.

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the Company’s Properties. The Company generally obtains these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. The Company’s site assessments revealed that 34, or 23%, of its Properties contain asbestos-containing materials and that historical operations at or near some of its Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. Prior owners of the affected properties conducted clean-up of known contamination in the soils on the properties and management does not believe that further clean-up of the soils is required.

Environmental insurance coverage limits.    The Company carries what management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination at the affected sites identified in the environmental site assessments. However, management cannot provide any assurance that the Company’s insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s financial condition, results of its operations, cash flow, quoted per share trading price of its common stock and ability to satisfy debt service obligations and to pay distributions to stockholders.

Other federal, state and local regulations.    The Company’s Properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If the Company fails to comply with these various requirements, it might incur governmental fines or private damage awards. Management believes that the Company’s Properties are currently in material compliance with all of these regulatory requirements. However, management does not know whether existing requirements will change or whether future requirements will require the Company to make significant unanticipated expenditures that will adversely affect its ability to make distributions to its stockholders. The City of Los Angeles adopted regulations relating to the repair of welded steel moment frames located in certain areas damaged as a result of the January 17, 1994 Northridge earthquake in Southern California. Currently, these regulations apply to only one of the Company’s properties representing approximately 78,000 square feet. Management believes that this property complies with these regulations. Management does not know, however, whether other regulatory agencies will adopt similar regulations or whether the Company will acquire additional properties which may be subject to these or similar regulations. Management believes, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of its properties comply in all material respects with the current regulations. However, if the Company were required to make significant expenditures under applicable regulations, its financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected.

Business Risks

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Exchange Act of 1934, as amended (the “1934 Act”)) pertaining to, among other things, the Company’s future results of operations, cash available for distribution, property acquisitions, lease renewals, increases in base rent, development activities, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors, as well as the factors discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations, and other information contained herein, should be considered in evaluating the Company and its business:

General economic conditions may adversely affect the Company’s financial condition and results of operations.    Periods of economic slowdown or recession in the United States and in other countries, declining demand for real estate or rising interest rates, or the public perception that any of these events may occur could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect the Company’s financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

Future terrorist activity may have an adverse affect on the Company’s financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of the Company’s Properties. In addition, such attacks’ locational factors, such as proximity to major airports, may decrease the demand for and the value of the Company’s Office and Industrial Properties. A decrease in demand would make it difficult for the Company to renew or release its Properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of the Company’s Properties through damage, destruction or loss, and the availability of insurance for such acts may be less, or cost more, which would adversely affect the Company’s financial condition. To the extent that the Company’s tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

These types of events also may adversely affect the markets in which the Company’s securities trade. These acts may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for real estate, delay the time in which the Company’s new or renovated properties reach stabilized occupancy, increase the Company’s operating expenses due to increased physical security for its Properties and limit the Company’s access to capital or increase the Company’s cost of raising capital.

Most of the Company’s Properties depend upon the Southern California economy.    As of December 31, 2001, 93.3% of the aggregate square footage of the Company’s stabilized portfolio and 94.4% of the Company’s annualized base rent, excluding expense reimbursements and rental abatements, came from properties located in Southern California. In addition, as of December 31, 2001, all of the Company’s lease-up, in-process and future development projects were located in Southern California. The Company’s ability to make expected distributions to stockholders depends on its ability to generate Funds From Operations in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company’s control may decrease funds available for distribution and the value of the Company’s Properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing submarket demographics and property damage resulting from seismic activity. The geographical concentration of the Company’s properties may expose the Company to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company’s financial condition, results from operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

Increasing utility costs and power outages in California may have an adverse effect on the Company’s operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity and natural gas. Since June 2000, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space would adversely affect the Company’s future financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders.

The Company’s debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations.    Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its Properties or to pay distributions necessary to maintain its REIT qualification. The Company’s level of debt and the limitations imposed by its debt agreements may have important consequences to the Company, including the following: the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; cash flow may be insufficient to meet required principal and interest payments; the Company may be forced to dispose of one or more of its properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; the Company’s default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If one or more of these events were to occur, the Company’s financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company’s ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31,

2001, the Company had approximately $715 million aggregate principal amount of indebtedness, $339 million of which is contractually due prior to December 31, 2002, assuming the Company does not exercise its extension options. The Company’s total debt represented 42.8% of its total market capitalization at December 31, 2001.

The Company faces significant competition which may decrease the occupancy and rental rates of its Properties.    The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to the Company’s in the same submarkets in which the Company’s Properties are located, but which have lower occupancy rates than the Company’s Properties. For instance, occupancy rates for the Company’s El Segundo and Long Beach Airport office property portfolios at December 31, 2001 were 96.0% and 94.8%, respectively, in comparison to 79.8% and 84.0%, respectively, for the El Segundo and the Long Beach Airport office submarkets in total. The Company believes that its higher occupancy rates mean that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company’s competitors have an incentive to decrease rental rates until their available space is leased. If the Company’s competitors offer space at rental rates below current market rates, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company’s financial condition, results of operations and cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders may be adversely affected.

Potential losses may not be covered by insurance.    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its Properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of the Company’s policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductibles which management believes are commercially reasonable. As of December 31, 2001, 146 of the Company’s 147 Properties representing approximately 98.9% of the Company’s stabilized portfolio based on aggregate square footage and approximately 99.6% based on annualized base rent were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were irreparable.

The Company may be unable to complete acquisitions and successfully operate acquired properties.    The Company continues to evaluate the market of available properties and may acquire office and industrial properties when strategic opportunities exist. The Company’s ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected.

The Company may be unable to successfully complete and operate developed properties.    There are several risks associated with property development. The Company may be unable to: lease developed properties at expected rental rates; to obtain construction financing on favorable terms; or to obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans. In addition, the Company may not complete development projects on schedule or within budgeted amounts; the Company may expend funds on and devote management’s time to projects which the Company may not complete; and the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. For example, during the fourth quarter of 1998, the Company withdrew its participation from a master planned commercial development prior to the commencement of construction. Also, during the third quarter of 2000, the Company delayed commencement of construction on one of its projects by four months. The project was an assemblage in an urban infill location that required the relocation of some existing businesses. The Company encountered delays when one of the existing tenants experienced difficulty in relocating as a result of the high leasing demand and tight supply constraints in that submarket.

If one or more of these events were to occur in connection with the Company’s other projects currently under development, the Company’s financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to its stockholders could be adversely affected.

While the Company primarily develops office and industrial properties in Southern California markets, it may in the future develop properties for retail or other use and expand its business to other geographic regions where it expects the development of property to result in favorable risk-adjusted returns on its investment. Presently, the Company does not possess the same level of familiarity with development of other property types or outside markets, which could adversely affect its ability to develop properties or to achieve expected performance.

The Company could default on leases for land on which some of its properties are located.    As of December 31, 2001, the Company owned nine office buildings located on various parcels, each of which the Company leases on a long-term basis. If the Company defaults under the terms of any particular lease, it may lose the property subject to the lease. The Company may not be able to renegotiate a new lease on favorable terms, if at all, upon expiration of a lease and all of its options. The loss of these properties or an increase of rental expense would have an adverse effect on the Company’s financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders. As of December 31, 2001, the Company had approximately 1.6 million aggregate rentable square feet of rental space located on these leased parcels. The leases for the land under the Kilroy Airport Center, Long Beach expire in 2035. The leases for the land under the SeaTac Office Center, including renewal options, expire in 2062. The primary lease for the land under 12312 West Olympic Boulevard in Santa Monica expires in January 2065 with a smaller secondary lease expiring in September 2011.

The Company depends on significant tenants.    For the year ended December 31, 2001, the Company’s ten largest office tenants represented approximately 34.6% of total annual base rental revenues and its ten largest industrial tenants represented approximately 9.1% of total annual base rental revenues. (See further discussion on the composition of the Company’s tenants by industry at “Item 2—Properties.”) Of this amount, its largest tenant, The Boeing Company, currently leases approximately 1.1 million rentable square feet of office space, representing approximately 10.9% of the Company’s total annual base rental revenues. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations”. The Company’s revenue and cash available for distribution to stockholders would be disproportionately and materially adversely affected if any of its significant tenants were to become bankrupt or insolvent, or fail to renew their leases at all or on terms less favorable to the Company than their current terms.

Downturns in tenants’ businesses may reduce the Company’s cash flow.    For the year ended December 31, 2001, the Company derived approximately 96.5% of its revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company’s Properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. The Company’s claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, the Company’s claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of the Company’s tenants could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of the Company’s common stock and the Company’s ability to satisfy its debt service obligations and to pay distributions to stockholders. Although the Company has not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

The Company may be unable to renew leases or re-let space as leases expire.    As of December 31, 2001, leases representing approximately 7.4% and 12.0% of the square footage of the Company’s properties will expire in 2002 and 2003, respectively. Above market rental rates on some of the Company’s properties may force it to renew or re-lease some expiring leases at lower rates. As of December 31, 2001, the Office and Industrial Properties represented 79.5% and 20.5%, respectively, of the Company's annualized base rent. The Company believes that the average rental rates for its Office Properties are below currently quoted market rates in each of its submarkets and approximately at quoted market rates in each of its submarkets for its Industrial Properties; however, the Company cannot give any assurance that leases will be renewed or that its properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for the Company’s properties decrease, existing tenants do not renew their leases, or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and pay distributions to its stockholders would be adversely affected.

Real estate assets are illiquid and the Company may not be able to sell its Properties when it desires.    The Company’s investments in its Properties are relatively illiquid which limits the Company’s ability to sell its Properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company’s ability to sell properties. These restrictions on the Company’ ability to sell its Properties could have an adverse effect on its financial position, results from operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to repay indebtedness and to pay distributions to its stockholders.

Common limited partners of the Operating Partnership have limited approval rights which may prevent the Company from completing a change of control transaction which may be in the best interests of stockholders. The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a “termination transaction” which requires the approval of 60% of the common unitholders, including the Company because of its percentage holding of the common limited partnership units it holds in its capacity as general partner. The right of common limited partners to vote on these transactions could limit the Company’s ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership or sell the property located at 2260 East Imperial Highway at Kilroy Airport Center in El Segundo prior to January 31, 2004. As of December 31, 2001, limited partners owned approximately 10.0% of the outstanding interests in the Operating Partnership. In addition, the Company may not sell 7 of its properties prior to October 31, 2002 without the consent of the limited partners that contributed the properties to the Operating Partnership, except in connection with the sale or transfer of all or substantially all of the Company’s assets or those of the Operating Partnership or in connection with a transaction which does not cause the limited partners that contributed the property to recognize taxable income. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent the Company from completing a transaction which may be in the best interest of its stockholders.

The Chairman of the Company’s Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company’s affairs.    Each of John B. Kilroy, Sr. and John B. Kilroy, Jr., the Chairman of the Board of Directors and President and Chief Executive Officer, respectively, is a member of the Company’s Board of Directors. Together, they beneficially own 606,700 shares of common stock, common limited partnership units exchangeable for an aggregate of 1,748,072 shares of the Company’s common stock and currently vested options to purchase an aggregate of 395,001 shares of common stock, representing a total of approximately 8.9% of the total outstanding shares of common stock and outstanding common limited partnership units exchangeable for shares of common stock as of December 31, 2001, assuming the exercise of the currently vested options. Pursuant to the Company’s charter no other stockholder may own, actually or constructively, more than 7.0% of the Company’s common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B., Kilroy, Jr., members of their families and some affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the Company’s outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest of the Company’s stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company’s stockholders for approval.

There are limits on the ownership of the Company’s capital stock which limit the opportunities for a change of control at a premium to existing stockholders.    Provisions of the Maryland General Corporation Law, the Company’s charter, the Company’s bylaws, and the Operating Partnership’s partnership agreement may delay, defer, or prevent a change in control over the Company or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then prevailing market prices.

The Internal Revenue Code sets forth stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including: no more than 50% in value of the Company’s capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year; subject to exceptions, the Company’s common stock shares must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and if the Company, or any entity which owns 10% or more of its capital stock, actually or constructively owns 10% or more of one of the Company’s tenants, or a tenant of any partnership in which the Company is a partner, then any rents that the Company receives from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code’s REIT gross income tests, regardless of whether the Company receives the rents directly or through a partnership.

The Company’s charter establishes clear ownership limits to protect its REIT status. No single stockholder may own, either actually or constructively, more than 7.0% of the Company’s common stock outstanding. Similarly, no single holder of the Company’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may actually or constructively own any class or series of its preferred stock, so that their total capital stock ownership would exceed 7.0% by value of the Company’s total capital stock, and no single holder of Series B Preferred Stock, if issued, may actually or constructively own more than 7.0% of the Company’s Series B Preferred Stock.

The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company’s REIT status and if it believes that the waiver would be in the Company’s best interests. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the outstanding common stock.

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

The Company’s charter contains provisions that may delay, defer, or prevent a change of control transaction.

The Company’s Board of Directors is divided into classes that serve staggered terms.    The Company’s Board of Directors is divided into three classes with staggered terms. The staggered terms for directors may reduce the possibility of a tender offer or an attempt to complete a change of control transaction even if a tender offer or a change in control is in the Company’s stockholders’ interest.

The Company could issue preferred stock without stockholder approval.    The Company’s charter authorizes its Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in the Company’s stockholders’ interest. The Operating Partnership has issued 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred units”) which in the future may be exchanged one-for-one into shares of 8.075% Series A Cumulative Redeemable Preferred stock, 700,000 Series C Cumulative Redeemable Preferred units (the “Series C Preferred units”) which in the future may be exchanged one for one into shares of 9.375% Series C Cumulative Redeemable Preferred stock, and 900,000 Series D Cumulative Redeemable Preferred units (the “Series D Preferred units”) which in the future may be exchanged one for one into shares of 9.250% Series D Cumulative Redeemable Preferred stock. In addition, the Company has designated and authorized the issuance of up to 400,000 shares of Series B Junior Participating Preferred stock. However, no shares of preferred stock of any series are currently issued or outstanding.

The Company has a shareholders’ rights plan.    Each share of the Company’s common stock includes the right to purchase one share of the Company’s Series B Junior Participating Preferred stock. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire the Company on terms that the Company’s Board of Directors does not approve. The Company may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of its common stock. Therefore, the rights should not interfere with any merger or business combination approved by the Company’s Board of Directors.

The staggered terms for directors, the future issuance of additional common or preferred stock and the Company’s stockholders’ rights plan may: delay or prevent a change of control of the Company, even if a change of control might be beneficial to the Company’s stockholders; deter tender offers that may be beneficial to the Company’s stockholders; or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control.

Loss of the Company’s REIT status would have significant adverse consequences to it and the value of the Company’s stock.    The Company currently operates and has operated since 1997 in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If the Company were to lose its REIT status, it would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved because: the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates; the Company could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and unless entitled to relief under statutory provisions, the Company could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified. In addition, if the Company fails to qualify as a REIT, it will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as ordinary income to the extent of the Company’s current and accumulated earnings and profits. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of the Company’s common stock.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the Company’s control may affect its ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company’s investors or the Company’s ability to qualify as a REIT for tax purposes. Although management believes that the Company is organized and operates in a manner so as to qualify as a REIT, no assurance can be given that the Company has been or will continue to be organized or be able to operate in a manner so as to qualify or remain qualified as a REIT for tax purposes.

To maintain its REIT status, the Company may be forced to borrow funds on a short-term basis during unfavorable market conditions. To qualify as a REIT, the Company generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains, and the Company will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. In order to maintain its REIT status and avoid the payment of income and excise taxes, the Company may need to borrow funds on a short term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

The Company’s growth depends on external sources of capital which are outside of the Company’s control. The Company is required under the Internal Revenue Code to distribute at least 90% of its taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, it may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund the Company’s capital needs. The Company may not be able to obtain the financing on favorable terms or at all. Any additional debt the Company incurs will increase its leverage. Access to third-party sources of capital depends, in part, on: general market conditions; the market’s perception of the Company’s growth potential; the Company’s current and expected future earnings; the Company’s cash flow and cash distributions; and the market price per share of the Company’s common stock. If the Company cannot obtain capital from third-party sources, it may not be able to acquire properties when strategic opportunities exist, satisfy its debt service obligations, or make the cash distributions to stockholders necessary to maintain its qualification as a REIT.

The Company’s Board of Directors may change investment and financing policies without stockholder approval and become more highly leveraged which may increase the Company’s risk of default under its debt obligations.

The Company is not limited in its ability to incur debt.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization. Total market capitalization is the market value of the Company’s capital stock, including common limited partnership units exchangeable for shares of capital stock, and the liquidation value of the Series A, Series C and Series D Preferred unit plus total debt. However, the Company’s organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. At December 31, 2001, total debt constituted approximately 42.8% of the total market capitalization of the Company. This ratio may be increased or decreased without the consent of the Company’s stockholders. Therefore, the Company could become more highly leveraged without stockholder approval, which would result in an increase in its debt service and which could adversely affect cash flow and the ability to make expected distributions to stockholders. Higher leverage also increases the risk of default on the Company’s obligations.

The Company may issue additional shares of capital stock without stockholder approval, which may dilute stockholder investment.    The Company may issue shares of its common stock, preferred stock or other equity or debt securities without stockholder approval. Similarly, the Company may cause the Operating Partnership to offer its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or the Company’s stockholders. Existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a stockholder’s investment.

The Company may invest in securities related to real estate which could adversely affect its ability to make distributions to stockholders.    The Company may purchase securities issued by entities which own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages include several risks, including: borrowers may fail to make debt service payments or pay the principal when due; the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and interest rates payable on the mortgages may be lower than the Company’s cost for the funds used to acquire these mortgages. Owning these securities may not entitle the Company to control the ownership, operation and management of the underlying real estate. In addition, the Company may have no control over the distributions with respect to these securities, which could adversely affect its ability to make distributions to stockholders.

Sales of a substantial number of shares of common stock, or the perception that this could occur, could result in decreasing the market price per share for the Company’s common stock.    Management cannot predict whether future issuances of shares of the Company’s common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of its common stock.

As of December 31, 2001, 27,426,071 shares of the Company’s common stock were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 3,060,954 shares issuable upon the exchange, at the Company’s option, of common units issued in connection with the formation of the Operating Partnership and in connection with property acquisitions; 2,240,668 shares issuable under the Company’s 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. Of the 27,426,071 shares of common stock outstanding at December 31, 2001, all but 195,000 restricted shares were freely tradable in the public market, other than 82,406 shares held by the Company’s affiliates. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

ITEM 2.    PROPERTIES

General

As of December 31, 2001, the Company’s portfolio of stabilized operating properties was comprised of 86 Office Properties and 61 Industrial Properties which encompassed an aggregate of approximately 7.2 million and 5.1 million rentable square feet, respectively. The Properties include 13 properties that the Company developed and then stabilized during 2001 and 2000 encompassing an aggregate of approximately 312,400 and 1.0 million rentable square feet, respectively. As of December 31, 2001, the Office Properties were approximately 93.9% leased to 298 tenants and the Industrial Properties were 98.5% leased to 131 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy (“lease-up properties”) and projects currently under construction, renovation, or in pre-development. The Company had four office lease-up properties at December 31, 2001, encompassing an aggregate of approximately 284,500 rentable square feet and one office renovation property encompassing approximately 78,000 rentable square feet. The Company’s in-process development projects at December 31, 2001 consisted of five office properties which when completed are expected to encompass an aggregate of approximately 549,300 rentable square feet. All of the Company’s development projects and lease-up properties are located in Southern California.

In general, the Office Properties are leased to tenants on a full service gross basis and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its pro-rata share of increases in expenses above the Base Year or Expense Stop. Under a triple net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

The Company believes that all of its Properties are well maintained and do not require significant capital improvements. As of December 31, 2001, the Company managed all of its Properties through internal property managers.

The Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office and Industrial Properties owned as of December 31, 2001. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties, except for the seven office buildings located at 3579 Valley Center Drive, 5005/5010 Wateridge Vista Drive and 4955 Directors Place in which the Company owns a 50% interest through the Development LLCs, the seven office buildings located at Kilroy Airport Center, Long Beach, and the three office buildings located at the SeaTac Office Center, each of which are held subject to leases for the land on which the properties are located expiring in 2035 and 2062 (assuming the exercise of the Company’s options to extend such leases), respectively.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/01(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
26541 Agoura Road Calabasas, California(4)	1	1988	90,878	100.0%	$1,993	$21.93
5151-5155 Camino Ruiz Camarillo, California(5)	4	1982	276,216	85.3%	2,691	9.74
Kilroy Airport Center, El Segundo 2250 E. Imperial Highway(6)	1	1983	293,261	96.5%	8,983	30.63
2260 E. Imperial Highway(7)	1	1983	293,261	100.0%	7,448	25.40
2240 E. Imperial Highway(8)	1	1983	119,780	100.0%	2,159	18.03
El Segundo, California
185 S. Douglas Street El Segundo, California(4)	1	1978	62,150	51.7%	1,086	17.48
525 N. Brand Blvd. Glendale, California	1	1990	43,647	27.5%	306	7.01
Kilroy Airport Center, Long Beach 3900 Kilroy Airport Way(9)	1	1987	126,840	99.5%	2,907	22.92
3880 Kilroy Airport Way	1	1987	98,243	100.0%	1,325	13.49
3760 Kilroy Airport Way(9)	1	1989	165,278	89.4%	4,053	24.52
3780 Kilroy Airport Way	1	1989	219,743	88.2%	5,322	24.22
3750 Kilroy Airport Way	1	1989	10,592	69.3%	121	11.44
3800 Kilroy Airport Way	1	2000	192,476	98.8%	5,489	28.51
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,519	25.87
Long Beach, California
12312 W. Olympic Blvd.
Los Angeles, California(4)	1	1950/1998	78,000	100.0%	1,619	20.76
2100 Colorado Avenue Santa Monica, California(4)	3	1992	94,844	100.0%	2,792	29.43
1633 26th Street Santa Monica, California(10)	1	1972/1997	43,800	0.0%	—	—
3130 Wilshire Blvd.
Santa Monica, California	1	1969/1998	88,338	91.3%	2,105	23.82
501 Santa Monica Blvd.
Santa Monica, California	1	1974	70,089	94.2%	2,018	28.80
2829 Townsgate Road Thousand Oaks, California	1	1990	81,158	100.0%	2,199	27.10
23600-23610 Telo Avenue Torrance, California(11)	2	1984	79,967	87.2%	1,132	14.15
24025 Park Sorrento Calabasas, California	1	2000	102,264	100.0%	3,076	30.08
12200 W. Olympic Blvd.
Los Angeles, California(10)	1	2000	151,000	0.0%	—	—
23925 Park Sorrento
Calabasas, California	1	2001	11,789	100.0%	416	35.31
909 N. Sepulveda Blvd.
El Segundo, California(12)	1	1972	248,148	100.0%	2,978	12.00

Subtotal/Weighted Average— Los Angeles County	31		3,177,788	88.1%	65,737	20.69

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/01(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)

Orange County
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California	1	1985	42,790	44.0%	$394	$9.20
8101 Kaiser Blvd. Anaheim, California	1	1988	60,177	85.7%	1,072	17.80
Anaheim Corporate Center Anaheim, California(13)	4	1985	157,758	94.5%	1,810	11.48
1240 & 1250 Lakeview Avenue Anaheim, California	2	1987	78,903	97.8%	1,120	14.20
601 Valencia Avenue, Brea, California(4)	1	1982	60,891	100.0%	804	13.21
111 Pacifica Irvine, California	1	1991	67,381	80.0%	1,740	25.82
9451 Toledo Way Irvine, California(4)	1	1984	27,200	100.0%	443	16.29
2501 Pullman Santa Ana, California	1	1969/1988	51,750	100.0%	937	18.11

Subtotal/Weighted Average— Orange County	12		546,850	89.7%	8,320	15.22

San Diego County
5770 Armada Drive Carlsbad, California(4)	1	1998	81,712	100.0%	1,087	13.30
6215/6220 Greenwich Drive San Diego, California(14)	2	1996	212,214	100.0%	3,151	14.85
6055 Lusk Avenue San Diego, California(4)	1	1997	93,000	100.0%	1,149	12.35
6260 Sequence Drive San Diego, California(4)	1	1997	130,000	100.0%	1,199	9.22
6290 Sequence Drive San Diego, California(4)	2	1997	152,415	100.0%	2,084	13.68
6340/ 6350 Sequence Drive San Diego, California(4)	2	1998	199,000	100.0%	2,952	14.83
15378 Avenue of Science San Diego, California(4)	1	1984	68,910	100.0%	627	9.10
Pacific Corporate Center San Diego, California(15)	7	1995	411,339	100.0%	5,423	13.18
3990 Ruffin Road San Diego, California	1	1998	45,634	100.0%	672	14.72
9455 Towne Center Drive San Diego, California(4)	1	1998	45,195	100.0%	664	14.70
12225-12235 El Camino Real San Diego, California(16)	2	1998	115,513	100.0%	2,349	20.33
4690 Executive Drive San Diego, California(4)	1	1999	50,929	100.0%	960	18.85
12348 High Bluff Drive San Diego, California(17)	1	1999	40,274	100.0%	1,193	29.61
9785/9791 Towne Center Drive San Diego, California(4)	2	1999	126,000	100.0%	2,268	18.00
5005/5010 Wateridge Vista Drive San Diego, California(4)	2	1999	172,778	100.0%	3,369	19.50
3579 Valley Center Drive San Diego, California	4	1999	423,874	100.0%	13,535	31.93
15434/15445 Innovation Drive San Diego, California	2	2000	103,000	100.0%	2,897	28.13
4955 Directors Place San Diego, California(4)	1	2000	76,246	100.0%	2,764	36.25
12390 El Camino Real San Diego, California(4)	1	2000	72,332	100.0%	1,597	22.07
Pacific Tech Center San Diego, California	1	2001	67,995	100.0%	1,821	26.79
10243 Genetic Center Drive San Diego, California	1	2001	102,875	100.0%	3,445	33.49

Subtotal/Weighted Average— San Diego County	37		2,791,235	100.0%	55,206	19.78

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/01(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)

Other
4351 Latham Avenue Riverside, California	1	1990	21,357	100.0%	$371	$17.38
4361 Latham Avenue Riverside, California(18)	1	1992	30,581	100.0%	572	18.69
3750 University Avenue Riverside, California	1	1982	124,986	95.9%	2,815	22.52
SeaTac Office Center 18000 Pacific Highway	1	1974	210,125	99.0%	3,452	16.43
17930 Pacific Highway(19)	1	1980/1997	211,139	100.0%	2,383	11.29
17900 Pacific Highway
Seattle, Washington	1	1980	111,387	100.0%	2,056	18.46

Subtotal/Weighted Average— Other	6		709,575	99.0%	11,649	16.42

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	86		7,225,448	93.9%	140,912	19.50

Industrial Properties:
Los Angeles County
Walnut Park Business Center Diamond Bar, California	3	1987	165,685	97.9%	1,314	7.93
2031 E. Mariposa Avenue El Segundo, California	1	1954	192,053	100.0%	2,023	10.53
2260 E. El Segundo Blvd. El Segundo, California	1	1979	113,820	100.0%	1,453	12.76
2265 E. El Segundo Blvd. El Segundo, California	1	1978	76,570	100.0%	559	7.30
2270 E. El Segundo Blvd. El Segundo, California	1	1975	6,362	100.0%	99	15.64

Subtotal/Weighted Average— Los Angeles County	7		554,490	99.4%	5,448	9.83

Orange County
3340 E. La Palma Avenue Anaheim, California	1	1966	153,320	59.2%	55.36
1000 E. Ball Road Anaheim, California	1	1956	100,000	100.0%	639	6.39
1230 S. Lewis Road Anaheim, California	1	1982	57,730	100.0%	313	5.43
4155 E. La Palma Avenue Anaheim, California(20)	1	1985	74,618	100.0%	775	10.38
4123 E. La Palma Avenue Anaheim, California(20)	1	1985	69,472	100.0%	524	7.54
5325 East Hunter Avenue Anaheim, California	1	1983	109,449	100.0%	612	5.59
3130-3150 Miraloma Anaheim, California	1	1970	144,000	100.0%	700	4.86
3125 E. Coronado Street Anaheim, California	1	1970	144,000	100.0%	879	6.10
5115 E. La Palma Avenue Anaheim, California	1	1967/1998	286,139	100.0%	1,461	5.11
1250 N. Tustin Avenue Anaheim, California	1	1984	84,185	100.0%	754	8.96
Anaheim Tech Center Anaheim, California	5	1999	593,992	100.0%	3,524	5.93
3250 East Carpenter Anaheim, California	1	1998	41,225	100.0%	241	5.84
Brea Industrial Complex Brea, California(21)	7	1981	276,278	100.0%	2,133	7.72
Brea Industrial—Lambert Road Brea, California(20)	2	1999	178,811	100.0%	1,283	7.18

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/01(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
1675 MacArthur Costa Mesa, California	1	1986	50,842	100.0%	$518	$10.19
25202 Towne Center Drive Foothill Ranch, California	1	1998	303,533	100.0%	2,490	8.20
12681/12691 Pala Drive Garden Grove, California	1	1970	84,700	100.0%	584	6.89
Garden Grove Industrial Complex Garden Grove, California(22)	6	1971	275,971	100.0%	1,780	6.45
12752/12822 Monarch Street Garden Grove, California	1	1970	277,037	100.0%	1,168	4.22
7421 Orangewood Avenue Garden Grove, California	1	1981	82,602	100.0%	575	6.96
12400 Industry Street Garden Grove, California	1	1972	64,200	100.0%	371	5.79
17150 Von Karman Irvine, California	1	1977	157,458	100.0%	1,695	10.77
9401 Toledo Way Irvine, California	1	1984	244,800	100.0%	2,422	9.89
2055 S.E. Main Street Irvine, California(23)	1	1973	47,583	100.0%	374	7.87
13645-13885 Alton Parkway Irvine, California(24)	9	1989	143,117	92.9%	1,269	8.86
1951 E. Carnegie Santa Ana, California	1	1981	100,000	100.0%	695	6.95
14831 Franklin Avenue Tustin, California(23)	1	1978	36,256	100.0%	251	6.93
2911 Dow Avenue Tustin, California	1	1998	54,720	100.0%	361	6.60

Subtotal/Weighted Average— Orange County	52		4,236,038	98.3%	28,446	6.72

Other
5115 N. 27th Avenue Phoenix, Arizona(25)	1	1962	130,877	100.0%	783	5.99
3735 Imperial Highway Stockton, California	1	1996	164,540	100.0%	1,185	7.20

Subtotal/Weighted Average— Other	2		295,417	100.0%	1,968	6.66

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	61		5,085,945	98.5%	35,862	7.05

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	147		12,311,393	95.8%	$176,774	$14.36

(footnotes on next page)

(1)	Based on all leases at the respective properties in effect as of December 31, 2001.

(2)
Calculated as base rent for the year ended December 31, 2001, determined in accordance with GAAP, and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3)	Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2001.

(4)	For this property, the lease is written on a triple net basis.

(5)	The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985.

(6)
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

(9)
One lease at 3900 Kilroy Airport Way and two leases at 3760 Kilroy Airport Way with the Boeing Company encompassing approximately 101,000 rentable square feet expired in January 2002. The two leases at 3760 Kilroy Airport Way which encompass approximately 51,000 rentable square feet were renewed for one year. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(10)	This property was 100% occupied by a single tenant. The tenant filed for bankruptcy and vacated the space in 2001. The Company is currently marketing this property for re-leasing.

(11)
For this property, a lease for approximately 41,000 rentable square feet is written on a modified gross basis with the tenant paying its share of taxes and insurance above base year amounts. The leases for the remaining 28,000 rentable square feet are written on a full service gross basis.

(12)	For this property, the lease is written on a triple net basis, with the tenant responsible for paying utilities directly.

(13)
For this property, leases for approximately 53,000 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement, leases for approximately 5,000 rentable square feet are written on a modified triple net basis, and leases for approximately 91,000 rentable square feet are written on a triple net basis.

(14)	This property includes an expansion building with 71,000 rentable square feet developed by the Company in 2000.

(15)	The leases for this property are written on a modified net basis, with the tenants responsible for their pro-rata share of common area expenses and real estate taxes.

(16)	For this property, a lease for 60,840 rentable square feet is written on a triple net basis.

(17)	For this property, the leases are written on a modified full service gross basis, with the tenants responsible for paying utilities directly.

(18)	For this property, a lease for 16,250 rentable square feet is written on a triple net basis, and leases for 14,331 rentable square feet are written on a modified full service gross basis.

(19)
The Boeing Commercial Airplane Group leases 100% of this building. The lease is scheduled to expire in December 2004; however, in December 2001, The Boeing Company exercised their option to early terminate this lease effective December 2002. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations”.

(20)	The leases for these industrial properties are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

(21)	The seven properties at the Brea Industrial Complex were built between 1981 and 1988.

(22)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985.

(23)	For this property, the lease is written on a full service gross basis.

(24)
For this property, leases for approximately 58,750 rentable square feet are written on a triple net basis, and leases for approximately 74,200 rentable square feet are written on a modified triple net basis with the tenants responsible for estimated allocated common area expenses.

(25)	This industrial property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

Development Projects

The following table sets forth certain information relating to each of the development projects that the Company had in lease-up and under construction at December 31, 2001. The Company owns a 100% interest in all of the development projects other than Peregrine Systems Corporate Center—Building 4 and Sorrento Gateway—Lot 4 in which the Company owns a 50% managing interest through the Development LLCs. All of the development projects in lease-up and under construction at December 31, 2001 were office projects.

Project Name / Submarket	Estimated Stabilization Date(1)	Projected Square Feet upon Completion	Percentage Occupied at December 31, 2001(2)	Percentage Committed(3)
Projects in Lease-Up:
Calabasas Park Centre—Phase II / Calabasas, CA	1st Quarter 2002	98,706	61%	89%
Innovation Corporate Center—Lot 8 / San Diego, CA	2nd Quarter 2002	46,759	51%	51%
Innovation Corporate Center—Lot 12 (4) / San Diego, CA	1st Quarter 2002	70,617	—	100%
Pacific Corporate Center—Lots 25 & 27 (5) /San Diego, CA	2nd Quarter 2002	68,400	—	100%

Total Projects in Lease-Up		284,482	30%	88%

Projects Under Construction:
Brobeck, Phleger & Harrison Expansion / Del Mar, CA	3rd Quarter 2002	89,168	N/A	100%
Imperial & Sepulveda / El Segundo, CA	1st Quarter 2003	133,678	N/A	—
Peregrine Systems—Bldg 4 (6) / Del Mar, CA	2nd Quarter 2003	114,780	N/A	100%
Sorrento Gateway—Lot 4 (6) / San Diego, CA	1st Quarter 2002	60,662	N/A	100%
Westside Media Center—Phase III / West LA, CA	1st Quarter 2003	151,000	N/A	—

Total Projects Under Construction		549,288	N/A	48%

Total In-Process Development Projects		833,770

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2)	Represents project occupancy at December 31, 2001.

(3)	Represents executed leases and signed letters of intent to lease calculated on a square footage basis. Includes rentable square feet occupied at December 31, 2001.

(4)	Project is 100% leased to one tenant. It is expected that the tenant will take occupancy of 100% of the space in the first quarter of 2002.

(5)	Project is 100% leased to one tenant. It is expected that the tenant will take occupancy of 100% of the space in the second quarter of 2002.

(6)
Project is being developed by a Development LLC in which the Company holds a 50% managing interest. The estimated investment figure includes the estimated capital required to purchase the remaining 50% interest in the project.

In addition to the projects listed above, the Company completed and stabilized four office properties during the year ended December 31, 2001 encompassing approximately 312,400 rentable square feet at an estimated investment of $67.3 million. These properties were 100% occupied at December 31, 2001 and are included in the listing of the Company’s Office Properties.

Tenant Information

The following table sets forth information as to the Company’s ten largest office and industrial tenants as of March 11, 2002, based upon annualized rental revenues for the year ended December 31, 2001.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
The Boeing Company	$19,259	10.9%	August 1984	Various	(3)
Peregrine Systems, Inc.	13,535	7.7	October 1999	Various	(4)
DirecTV, Inc.	4,972	2.8	November 1996	November 2008
Epson America, Inc.	4,231	2.4	October 1999	Various	(5)
Newgen Results Corporation	3,445	2.0	April 2001	March 2016
SCAN Health Plan	3,429	1.9	February 1996	June 2015
Epicor Software Corporation	3,369	1.9	September 1999	August 2009
Intuit, Inc.	3,151	1.8	November 1997	April 2007
Sony Music Entertainment, Inc.	2,792	1.6	January 1997	December 2008
Diversa Corporation	2,764	1.6	November 2000	November 2015

Total Office Properties	$60,947	34.6%

Industrial Properties:
Celestica California, Inc.	$2,490	1.4%	May 1998	May 2008
Qwest Communications Corporation	2,422	1.4	November 2000	October 2015
Mattel, Inc.	2,023	1.1	May 1990	October 2005
Packard Hughes Interconnect	1,695	1.0	January 1996	January 2006
Targus, Inc.	1,481	0.8	December 1998	Various	(6)
OmniPak	1,461	0.8	August 1998	July 2008
AboveNet Communications, Inc.	1,453	0.8	April 2000	October 2015
Kraft Foods, Inc.	1,185	0.7	February 1996	February 2006
Southern Plastic Mold, Inc.	1,067	0.6	September 1997	Various	(7)
Extron Electronics	952	0.5	February 1995	Various	(8)

Total Industrial Properties	$16,229	9.1%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor, the Kilroy Group.

(3)
Boeing Commercial Airplane Group lease of 211,139 net rentable square feet at SeaTac Office Center expires in December 2004; however, The Boeing Company exercised their option to early terminate in December 2002. The Boeing Company leases at Kilroy Airport Center Long Beach of 49,988, 43,636, 26,620, 24,536 and 10,725 net rentable square feet expire January 2002, September 2005, January 2003 (26,620 and 24,536), and August 2005, respectively. The Boeing Company leases at 909 Sepulveda and Anaheim Corporate Park expire February 2003 and March, 2009, respectively. Boeing Satellite Systems, Inc. leases of 286,151, 100,978, and 7,791 net rentable square feet expire July 2004 and January 2004 and November 2006, respectively. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(4)	Peregrine Systems, Inc. leases of 52,375, 129,680, 129,752 and 112,067 net rentable square feet expire September 2010, April 2012, April 2013 and July 2011, respectively.

(5)	Epson America, Inc. leases of 162,858 and 3,717 net rentable square feet expire October 2009 and October 2002, respectively.

(6)	Targus, Inc. leases of 200,646 and 65,447 net rentable square feet expire March 2009 and October 2005, respectively.

(7)	Southern Plastic Mold, Inc. leases of 144,000 and 44,000 rentable square feet expire September 2003 and February 2005, respectively.

(8)	Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire April 2005 and January 2005, respectively.

At December 31, 2001, the Company’s tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rent: services, 36.1%; manufacturing, 31.5%; finance, insurance and real estate, 12.0%; transportation, communications and public utilities, 10.5%; wholesale trade, 4.6%; government, 2.6%; retail trade, 1.7%; construction, 0.8%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of the Company’s tenants whose annual base rental revenues were less than 1.0% of the Company’s total annual base revenue at December 31, 2001:

A & J Manufacturing Company	Global Comm Semiconductors Inc.	Scottrade, Inc.
AMN Healthcare, Inc.	Image Printing Solution	Sealaska Timber Corporation
Century Media, Inc.	LA Paper Products Inc.	Southland Office Interiors
Data Technology Print Circuits	LASCO Bathware, Inc.	The Austin Company
Executive Property Marketing	Mutual of America Life Insurance, Inc.	TRW, Inc.
First World Communications Inc.	Nanogen, Inc.	Turf Star Inc.
Foreign Trade Institute	Plastic Industries Company, Inc.	Vero, Inc.
Garten Corporation	Ricoh Electronics, Inc.
GB Escrow Inc.	Riverside Convention Bureau

Lease Expirations

The following table sets forth a summary of the Company’s lease expirations for the Office and Industrial Properties for each of the ten years beginning with 2002, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of the Company’s lease expirations in Item 1 under the caption “Business Risks.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)		Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (000’s)(3)	Average Annual Rent Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2002	68	503,852		7.5%	$9,039	$17.94
2003	60	710,490		10.6	11,070	15.58
2004	57	797,880		11.9	17,880	22.41
2005	53	914,786		13.6	16,357	17.88
2006	43	618,069		9.2	15,921	25.76
2007	14	591,706		8.8	11,309	19.11
2008	11	590,001		8.8	17,423	29.53
2009	9	682,104		10.2	17,281	25.33
2010	8	282,264		4.2	8,203	29.06
2011 and beyond	14	1,016,630		15.2	32,260	31.73

	337	6,707,782		100.0%	$156,743	$23.37

Industrial Properties:
2002	36	366,835		7.3%	$3,181	$8.67
2003	29	698,880		14.0	4,421	6.33
2004	24	548,867		11.0	4,231	7.71
2005	15	755,742		15.1	5,759	7.62
2006	10	590,638		11.8	4,620	7.82
2007	2	87,013		1.7	791	9.09
2008	5	752,946		15.0	6,007	7.98
2009	7	505,976		10.1	3,654	7.22
2010	2	70,101		1.4	596	8.50
2011 and beyond	5	631,810		12.6	7,175	11.36

	135	5,008,808		100.0%	$40,435	$8.07

Total Portfolio	472	11,716,590	(4)	100.0%	$197,178	$16.83

(footnotes on next page)

(1)	Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Based on total leased square footage for the respective portfolios as of December 31, 2001 unless a lease for a replacement tenant had been executed on or before January 1, 2002.

(3)	Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 2002.

(4)	Excludes space leased under month-to-month leases and vacant space at December 31, 2001.

Secured Debt

At December 31, 2001, the Operating Partnership had 15 secured mortgage and construction loans outstanding, representing aggregate indebtedness of approximately $460 million, which were secured by certain of the Properties and development projects (the “Secured Obligations”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 to the Company’s consolidated financial statements included herewith. Management believes that as of December 31, 2001, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.    LEGAL PROCEEDINGS

Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

In July 2001, the Company was named as party to a lawsuit filed by certain limited partnerships affiliated with The Allen Group (‘‘The Allen Group Partnerships’’) that are members of the Development LLCs. Management strongly disagrees with the allegations outlined in the suit and is vigorously contesting the action. The lawsuit alleges that the Operating Partnership breached the Development LLCs’ governing documents. The complaint also contains other related common law claims and seeks both monetary and non-monetary relief. Although the ultimate outcome of this lawsuit cannot be determined at this time and the total amount of any damages cannot be reasonably estimated, management does not believe that an unfavorable result would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2001 and 2000 as reported on the NYSE. On March 5, 2002, the Company’s current year record date, there were approximately 227 registered holders and 8,700 beneficial holders of the Company’s common stock.

2001	High	Low	Close	Common Stock Dividends Declared
First quarter	$28.44	$25.70	$26.81	$0.4800
Second quarter	29.10	24.20	29.10	0.4800
Third quarter	28.45	24.06	24.95	0.4800
Fourth quarter	26.32	23.41	26.27	0.4800

2000	High	Low	Close	Common Stock Dividends Declared
First quarter	$21.56	$19.44	$21.06	$0.4500
Second quarter	26.50	21.19	25.95	0.4500
Third quarter	26.94	24.81	26.69	0.4500
Fourth quarter	29.13	25.56	28.06	0.4500

The Company pays distributions to common stockholders on or about the 17th day of each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on the Company’s Funds From Operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and such other factors as the Board of Directors deems relevant.

During 2001, the Company issued 687,591 shares of common stock upon the redemption of 687,591 common limited partnership units of the Operating Partnership by limited partners. The issuances of the common shares on a one-for-one basis were made pursuant to the terms set forth in the partnership agreement of the Operating Partnership.

ITEM 6.     SELECTED FINANCIAL DATA

Kilroy Realty Corporation and the Kilroy Group
(in thousands, except per share, square footage and occupancy data)

	Kilroy Realty Corporation Consolidated					Kilroy Group Combined
	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	February 1, 1997 to December 31, 1997	January 1, 1997 to January 31, 1997
Statements of Operations Data:
Rental income	$180,552	$161,236	$140,182	$117,338	$56,069	$2,760
Tenant reimbursements	21,852	19,441	16,316	14,956	6,751	306
Interest income	1,030	4,602	1,175	1,698	3,571
Other income	6,211	1,844	2,044	3,101	912	18

Total revenues	209,645	187,123	159,717	137,093	67,303	3,084

Property expenses	29,804	23,347	20,669	19,281	8,770	625
Real estate taxes	15,495	14,591	12,369	10,383	4,199	137
General and administrative expenses	12,435	11,114	9,091	7,739	4,949	78
Ground leases	1,507	1,643	1,397	1,223	938	64
Provision for potentially unrecoverable predevelopment costs				1,700
Interest expense	41,679	39,109	26,309	20,568	9,738	1,895
Depreciation and amortization	51,913	41,125	33,794	26,200	13,236	787

Total expenses	152,833	130,929	103,629	87,094	41,830	3,586

Income (loss) from operations	56,812	56,194	56,088	49,999	25,473	(502)
Net gains on dispositions of operating properties	4,714	11,256	46

Income (loss) before minority interests, cumulative effect of change in accounting principle, and extraordinary gains	61,526	67,450	56,134	49,999	25,473	(502)
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(13,500)	(13,500)	(9,560)	(5,556)
Minority interest in earnings of Operating Partnership	(4,502)	(6,683)	(6,480)	(5,621)	(3,413)
Minority interest in earnings of Development LLCs	(3,701)	(421)	(199)

Total minority interests	(21,703)	(20,604)	(16,239)	(11,177)	(3,413)

Net income (loss) before cumulative effect of change in accounting principle and extraordinary gains	39,823	46,846	39,895	38,822	22,060	(502)
Cumulative effect of change in accounting principle	(1,392)
Extraordinary gains—extinguishment of debt						3,204

Net income	$38,431	$46,846	$39,895	$38,822	$22,060	$2,702

Share Data:
Weighted average shares outstanding—basic	27,167	26,599	27,701	26,989	18,445

Weighted average shares outstanding—diluted	27,373	26,755	27,727	27,060	18,539

Net income per common share—basic	$1.41	$1.76	$1.44	$1.44	$1.20

Net income per common share—diluted	$1.40	$1.75	$1.44	$1.43	$1.19

Distributions per common share	$1.92	$1.80	$1.68	$1.62	$1.42

	Kilroy Realty Corporation Consolidated
	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Investment in real estate, before accumulated depreciation and amortization	$1,600,994	$1,496,477	$1,410,238	$1,194,284	$834,690
Total assets	1,457,229	1,455,368	1,320,501	1,109,217	757,654
Total debt	714,587	723,688	553,516	405,383	273,363
Total liabilities	799,055	787,209	613,519	452,818	305,319
Total minority interests	217,546	226,734	234,053	180,500	55,185
Total stockholders’ equity	440,628	441,425	472,929	475,899	397,150

Other Data:
Funds From Operations(1)(2)	$91,558	$83,471	$80,631	$71,174	$39,142

Cash flows from(3):
Operating activities	106,082	74,009	84,635	73,429	28,928
Investing activities	(73,406)	(117,731)	(192,795)	(343,717)	(551,956)
Financing activities	(33,789)	35,206	127,833	267,802	531,957

Office Properties:
Rentable square footage	7,225,448	6,624,423	6,147,985	5,600,459	4,200,734
Occupancy	93.9%	96.2%	96.4%	95.7%	94.3%

Industrial Properties:
Rentable square footage	5,085,945	5,807,555	6,477,132	6,157,107	5,027,716
Occupancy	98.5%	97.8%	96.9%	96.0%	91.9%

(1)
As defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (and as clarified by the November 2000 NAREIT National Policy Bulletin which became effective on January 1, 2000), “Funds From Operations” represents net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

The Company considers Funds From Operations an appropriate alternative measure of performance for an equity REIT because it is predicated on cash flow analyses. While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITS may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITS may not be comparable to Funds From Operations published herein. Therefore, the Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. Funds From Operations should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties’ liquidity, nor is it indicative of funds available to fund the properties’ cash needs, including the Company’s ability to pay dividends or make distributions. Further, Funds From Operations does not represent amounts available from management’s discretionary use because of needed capital reinvestment or expansion, debt service obligations, or other commitments and uncertainties.

Non-cash adjustments to arrive at Funds From Operations were as follows: in all periods, depreciation and amortization and non-cash amortization of restricted stock grants; and in 2001, cumulative effect of change in accounting principle.

(2)	Funds From Operations for 1997 was derived from the results of operations of Kilroy Realty Corporation for the period February 1, 1997 to December 31, 1997.

(3)	Cash flow for 1997 represents the cash flow of the Kilroy Group for the period January 1, 1997 to January 31, 1997 and Kilroy Realty Corporation for the period February 1, 1997 to December 31, 1997.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in Item 1-Business and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

The Company, which owns, operates, develops, and acquires office and industrial real estate, primarily in Southern California, commenced operations upon the completion of its initial public offering in January 1997 and operates as a self-administered REIT. The Company owns its interests in all of its Properties through the Operating Partnership and the Finance Partnership and conducts substantially all of its operations through the Operating Partnership. The Company owned a 90.0% and 87.6% general partnership interest in the Operating Partnership as of December 31, 2001 and 2000, respectively. The Finance Partnership is a wholly-owned subsidiary of the Company.

The Company’s revenue is derived primarily from rental income, including tenant reimbursements. The Company’s revenue growth in 2001 was due primarily to operating results from $270 million of development projects completed and added to the Company’s portfolio of stabilized properties in 2000 and 2001 and was also due to a 2.0% increase in operating revenues from the Company’s “Core Portfolio.” The Company defines its “Core Portfolio” as stabilized properties owned at January 1, 2000 and still owned at December 31, 2001.

Factors Which May Influence Future Results of Operations

Projected Future Occupancy Rates, Rental Rate Increases and Operating Result Trends.  For the years ended December 31, 2001 and 2000, average occupancy in the Company’s stabilized portfolio was 95.7% and 96.9%, respectively. Although the Company has achieved average occupancy levels of above 95% since the time of its IPO in 1997, the Company believes that such occupancy levels may not be sustainable given the recent economic downturn. In addition, as of December 31, 2001, leases representing approximately 7.4% and 12.0% of  the square footage of the Company’s stabilized portfolio are scheduled to expire in 2002 and 2003, respectively. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, a downturn in tenants’ businesses may weaken tenants’ financial conditions and could result in defaults under lease obligations. If the Company is unable to lease a significant portion of any vacant space or space scheduled to expire, or if the Company experiences significant tenant defaults as a result of the current economic downturn, its results of operations, financial condition and cash flows would be adversely affected.

As of December 31, 2001, the Office and Industrial Properties represented 79.5% and 20.5%, respectively, of the Company's annualized base rent. Leases representing approximately 1.2 million square feet of office space, or 10.1% of the Company's annualized base rent, and 1.1 million square feet of industrial space, or 3.8% of the Company's annualized base rent, are scheduled to expire during the next two years. Management believes that the average rental rates for its Office Properties are below currently quoted market rates in each of its submarkets, and are approximately at currently quoted market rates in each of its submarkets for its Industrial Properties. For the past two years the Company’s average rental rate increases on a cash and GAAP basis averaged approximately 15% and 26%, respectively. The Company believes that such rental rate increases may not be sustainable given the recent economic downturn.

The Company’s operating results are and will continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, as a result of the events of September 11, 2001, the Company is expecting an increase of approximately 30% in insurance costs across its portfolio. As of the date of this report, the Company has not experienced any material negative effects arising from either of these issues because approximately 75% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 25% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

Current submarket information.  While the Company has been encouraged by the recent improvement in the demand for rental space in the San Diego and Orange County regions, the demand for space in the Los Angeles County region has not been as strong as the Company experienced from 1998 through 2000. Management believes it is unclear when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. At December 31, 2001, the Company’s Los Angeles office portfolio was 88.1% occupied with approximately 379,000 rentable square feet available for lease. In addition, as of December 31, 2001, leases representing approximately an aggregate of 281,000 and 568,000 rentable square feet were scheduled to expire in 2002 and 2003, respectively, in the Company’s Los Angeles stabilized portfolio. At December 31, 2001, the Company had two in-process development projects in the Los Angeles region encompassing an aggregate of 284,700 rentable square feet, 133,700 of which is presently expected to become available for lease in the first quarter of 2002 and 151,000 of which is presently expected to become available for lease in the second quarter of 2002. If the Company is unable to lease a significant portion of this available space or space scheduled to expire in 2002, if existing tenants do not renew their leases in this region, or if rental rates for the Company’s Los Angeles properties decrease, the Company’s results of operations, financial condition and cash flows would be adversely affected.

Projected Development Trends.    During the year ended December 31, 2001, the Company completed the development of eight office buildings encompassing an aggregate of approximately 596,900 rentable square feet for a total estimated investment of approximately $133 million. During the year ended December 31, 2000, the Company completed nine office buildings containing an aggregate of approximately 1.0 million rentable square feet for a total estimated investment of approximately $203 million. Management believes that the most significant part of the Company’s expected revenue growth within the next two years will come from the lease-up and stabilization of approximately 834,000 rentable square feet of office space in lease-up or under construction at December 31, 2001, and its development pipeline of approximately 1.3 million rentable square feet of office space presently expected to be developed over the next four years. Given the recent economic downturn, the Company may not be able to maintain the same level of development activity in the future, or may not be able to complete and lease development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years. The Company has a responsive development planning process and the size, timing, and scope of the Company's development program in 2002 and beyond will be evaluated and, as necessary, scaled to reflect the macroeconomic conditions and the real estate fundamentals that exist in the Company's submarkets.

Recent information regarding the Company’s most significant tenant.  As of December 31, 2001, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 1.1 million rentable square feet of office space under eleven separate leases, representing approximately 10.9% of the Company’s total annual base rental revenues. In December 2001, The Boeing Company exercised an option to early terminate one lease for approximately 211,000 rentable square feet in the Company’s SeaTac Office Center effective December 31, 2002. This lease was scheduled to expire in December 2004. In addition, three leases encompassing approximately 101,000 rentable square feet for The Boeing Company expired in January 2002, of which approximately 51,000 rentable square feet was renewed for one year. The remaining Boeing Company leases are scheduled to expire at various dates over the next one to seven years. The Company’s financial position, revenues and results of operations would be materially adversely affected if The Boeing Company or any other of its significant tenants failed to renew their leases at all or on terms less favorable to the Company, or if they become bankrupt or insolvent. See further discussion of the Company’s significant tenants in Item 2 under the caption “Tenant Information.”

Results of Operations

A significant part of the Company’s revenue growth for the year ended December 31, 2001 was attributable to its recently completed development projects. During the year ended December 31, 2001, the Company completed the development of four office buildings encompassing an aggregate of approximately 312,400 rentable square feet which were included in the Company’s stabilized portfolio of operating properties at December 31, 2001. During the year ended December 31, 2000, the Company completed the development of nine office buildings encompassing an aggregate of approximately 1.0 million rentable square feet, which were included in the Company’s portfolio of stabilized operating properties at December 31, 2001. The Company’s stabilized portfolio consists of all of the Company’s Office and Industrial Properties, excluding projects currently under construction, renovation or in pre-development, and properties developed by the Company that have not yet reached 95% occupancy (“lease-up” properties). At December 31, 2001, the Company had four office buildings encompassing an aggregate of approximately 284,500 rentable square feet which were completed during the year ended December 31, 2001 and were in the lease-up phase, and one office renovation property encompassing approximately 78,000 rentable square feet. The Company also had five office buildings under construction which when completed are expected to encompass an aggregate of approximately 549,300 rentable square feet. In addition, as of December 31, 2001, the Company owned approximately 68 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.3 million rentable square feet of office space within the next four years.

During the year ended December 31, 2001, the Company disposed of two office and seventeen industrial buildings encompassing approximately 80,100 and 721,900 aggregate rentable square feet, respectively, for an aggregate sales price of $70.4 million and a net gain of approximately $4.7 million. During the year ended December 31, 2000, the Company disposed of nine office and nine industrial buildings encompassing 286,700 and 669,800 aggregate rentable square feet, respectively for an aggregate sales price of $113.6 million at a net gain of approximately $11.3 million.

As a result of the properties disposed of during 2001, net of the effect of development properties stabilized by the Company subsequent to December 31, 2000 and one office property acquired in 2001, rentable square footage in the Company’s portfolio of stabilized operating properties decreased approximately 100,000 rentable square feet, or 1.0%, to 12.3 million rentable square feet at December 31, 2001 compared to 12.4 million rentable square feet at December 31, 2000. As of December 31, 2001, the Company’s portfolio of stabilized operating properties was comprised of 86 Office Properties encompassing 7.2 million rentable square feet and 61 Industrial Properties encompassing 5.1 million rentable square feet. The stabilized portfolio occupancy rate at December 31, 2001 was 95.8%, with the Office and Industrial Properties 93.9% and 98.5% occupied, respectively, as of such date.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	Year ended December 31,		Dollar Change	Percentage Change
	2001	2000
	(dollars in thousands)
Revenues:
Rental income	$180,552	$161,236	$19,316	12.0%
Tenant reimbursements	21,852	19,441	2,411	12.4
Interest income	1,030	4,602	(3,572)	(77.6)
Other income	6,211	1,844	4,367	236.8

Total revenues	209,645	187,123	22,522	12.0

Expenses:
Property expenses	29,804	23,347	6,457	27.7
Real estate taxes	15,495	14,591	904	6.2
General and administrative expenses	12,435	11,114	1,321	11.9
Ground leases	1,507	1,643	(136)	(8.3)
Interest expense	41,679	39,109	2,570	6.6
Depreciation and amortization	51,913	41,125	10,788	26.2

Total expenses	152,833	130,929	21,904	16.7

Income from operations	$56,812	$56,194	$618	1.1%

Rental Operations

Management evaluates the operations of its portfolio based on operating property segment type. The following tables compare the net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the years ended December 31, 2001 and 2000.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$141,028	$117,309	$23,719	20.2%	$103,319	$102,211	$1,108	1.1%
Tenant reimbursements	17,272	14,077	3,195	22.7	13,328	12,940	388	3.0
Other income	5,853	796	5,057	635.3	538	578	(40)	(6.9)

Total	164,153	132,182	31,971	24.2	117,185	115,729	1,456	1.3

Property and related expenses:
Property expenses	26,736	19,596	7,140	36.4	19,301	17,357	1,944	11.2
Real estate taxes	11,686	10,527	1,159	11.0	8,029	9,164	(1,135)	(12.4)
Ground leases	1,507	1,643	(136)	(8.3)	1,297	1,506	(209)	(13.9)

Total	39,929	31,766	8,163	25.7	28,627	28,027	600	2.1

Net operating income, as defined	$124,224	$100,416	$23,808	23.7%	$88,558	$87,702	$856	1.0%

(1)	Stabilized office properties owned at January 1, 2000 and still owned at December 31, 2001.

Total revenues from Office Properties increased $32.0 million, or 24.2% to $164.2 million for the year ended December 31, 2001 compared to $132.2 million for the year ended December 31, 2000. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $23.7 million, or 20.2% to $141.0 million for the year ended December 31, 2001 compared to $117.3 million for the year ended December 31, 2000. For the year ended December 31, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.9% of recurring revenue. For the year ended December 31, 2000, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.0% of recurring revenue. The gross increase in the provision from 2000 to 2001 was $1.6 million. The Company evaluates its reserve levels on a quarterly basis. During 2001, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken or if the Company experiences an increased incidence in defaults under existing leases. Of the $23.7 million net increase in rental income, $1.1 million was generated by the Core Office Portfolio and represented a 1.1% increase in rental income for the Core Office Properties. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average occupancy for the Core Office Properties decreased 1.2%, to 94.6% at December 31, 2001 from 95.8% at December 31, 2000. Of the remaining increase, $21.8 million was generated by the office buildings developed by the Company in 2000 and 2001 (the “Office Development Properties”) and $0.8 million was attributable to the office property acquired in 2001, net of the effect of the office properties disposed of during 2000 and 2001 (the “Net Office Acquisition”).

Tenant reimbursements from Office Properties increased $3.2 million, or 22.7% to $17.3 million for the year ended December 31, 2001 compared to $14.1 million for the year ended December 31, 2000. An increase of $2.8 million in tenant reimbursements was generated by the Office Development Properties and Net Office Acquisition. The remaining increase of $0.4 million in tenant reimbursements was generated by the Core Office Properties which was primarily due to the reimbursement of higher expenses including utility costs. Other income from Office Properties increased $5.1 million, or 635.3% to $5.9 million for the year ended December 31, 2001 compared to $0.8 million for the comparable period in 2000. This increase is attributable to the recognition of a $5.4 million lease termination fee resulting from the early termination of a lease with eToys (see Note 16 to the consolidated financial statements in this filing). The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses from Office Properties increased $8.2 million, or 25.7% to $39.9 million for the year ended December 31, 2001 compared to $31.7 million for the year ended December 31, 2000. Property expenses increased $7.1 million, or 36.4% to $26.7 million for the year ended December 31, 2001 compared to $19.6 million for the year ended December 31, 2000. An increase of $5.2 million in property expenses was attributable to the Office Development Properties and Net Office Acquisition. The remaining increase of $1.9 million in property expenses was attributable to the Core Office Portfolio and was due primarily to increased utility costs due to an increase in rates. During 2001, the State of California Public Utilities Commission (the “CPUC”) enacted rate increases aggregating approximately 40%, which affected the majority of the properties in the Company’s portfolio. These rate increases were effective in June 2001. In August 2001, to minimize the immediate impact to the Company and exposure to potential future increases, the Company signed a direct access contract with a provider to provide electricity for the six highest usage meters. This contract was effective October 1, 2001, and provided savings of approximately 15% of the increased utility cost for those six meters. This contract expires December 31, 2003. The CPUC is currently challenging the validity of direct access contracts, and the CPUC’s final decision could impact the Company’s exposure to increased utility costs. Real estate taxes increased $1.2 million, or 11.0% to $11.7 million for the year ended December 31, 2001 compared to $10.5 million for the year ended December 31, 2000. An increase of $2.3 million attributable to the Office Development Properties and Net Office Acquisition was offset by a decrease of $1.1 million attributable to the Core Office Portfolio. The decrease at the Core Office Portfolio was due to refunds received for prior year real estate taxes successfully appealed by the Company in 2001. Ground lease expense decreased $0.1 million or 8.3% for the year ended December 31, 2001 compared to the comparable period in 2000.

Net operating income, as defined, from Office Properties increased $23.8 million, or 23.7% to $124.2 million for the year ended December 31, 2001 compared to $100.4 million for the year ended December 31, 2000. Of this increase, $22.9 million was generated by the Office Development Properties and Net

Office Acquisition. The remaining increase of $0.9 million was generated by the Core Office Portfolio and represented a 1.0% increase in net operating income for the Core Office Portfolio. The increase in net operating income from the Core Office Portfolio was impacted by higher than expected property expenses, primarily utility costs. It is unclear whether these increases in property expenses will continue in future years.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$39,524	$43,927	$(4,403)	(10.0%)	$38,841	$36,371	$2,470	6.8%
Tenant reimbursements	4,580	5,364	(784)	(14.6)	4,481	4,261	220	5.1
Other income	358	1,048	(690)	(65.8)	44	1,044	(1,000)	(95.8)

Total	44,462	50,339	(5,877)	(11.7)	43,366	41,676	1,690	4.1

Property and related expenses:
Property expenses	3,068	3,751	(683)	(18.2)	2,979	2,639	340	12.9
Real estate taxes	3,809	4,064	(255)	(6.3)	3,737	3,327	410	12.3

Total	6,877	7,815	(938)	(12.0)	6,716	5,966	750	12.6

Net operating income, as defined	$37,585	$42,524	$(4,939)	(11.6%)	$36,650	$35,710	$940	2.6%

(1)	Stabilized industrial properties owned at January 1, 2000 and still owned at December 31, 2001.

Total revenues from Industrial Properties decreased $5.9 million, or 11.7% to $44.4 million for the year ended December 31, 2001 compared to $50.3 million for the year ended December 31, 2000. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $4.4 million, or 10.0% to $39.5 million for the year ended December 31, 2001 compared to $43.9 million for the year ended December 31, 2000. For the year ended December 31, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.9% of recurring revenue. For the year ended December 31, 2000, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.0% of recurring revenue. The gross increase in the provision from 2000 to 2001 was $0.3 million. The Company evaluates its reserve levels on a quarterly basis. During 2001, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken or if the Company experiences an increased incidence in defaults under existing leases. An increase of $2.5 million in net rental income was generated by the Core Industrial Portfolio which represented a 6.8% increase in rental income for the Core Industrial Portfolio. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average Occupancy for the Core Industrial Portfolio remained consistent at 97.7% at December 31, 2001 and December 31, 2000. The increase in rental revenue generated by the Core Industrial Portfolio was offset by a decrease of $6.9 million generated by the industrial buildings disposed of during 2000 and 2001 (the “Industrial Dispositions”).

Tenant reimbursements from Industrial Properties decreased $0.8 million, or 14.6% to $4.6 million for the year ended December 31, 2001 compared to $5.4 million for the year ended December 31, 2000. A decrease of $1.0 million was attributable to the Industrial Dispositions, which was offset by an increase of $0.2 million attributable to the Core Industrial Portfolio. Other income from Industrial Properties decreased $0.7 million, or 65.8% to $0.4 million for the year ended December 31, 2001 compared to $1.1 million for the comparable period in 2000. Other income for the year ended December 31, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. Other income for the years ended December 31, 2001 and 2000 consisted primarily of lease termination fees.

Total expenses from Industrial Properties decreased $0.9 million, or 12.0% to $6.9 million for the year ended December 31, 2001 compared to $7.8 million for the year ended December 31, 2000. Property expenses decreased $0.7 million, or 18.2% to $3.1 million for the year ended December 31, 2001 compared to $3.8 million for the year ended December 31, 2000. An increase of $0.3 million attributable to the Core Industrial Portfolio was offset by a decrease of $1.0 million in property expenses attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio was primarily due to higher utility costs and higher repairs and maintenance expense, which was partially offset by an increase in tenant reimbursements. Real estate taxes decreased $0.3 million, or 6.3% to $3.8 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000. A decrease of $0.7 million attributable to the Industrial Dispositions was offset by a $0.4 million increase attributable to the Core Industrial Portfolio. This increase was primarily due to the effect of prior year real estate taxes which were successfully appealed and refunded to the Company in 2000.

Net operating income, as defined, from Industrial Properties decreased $4.9 million, or 11.6% to $37.6 million for the year ended December 31, 2001 compared to $42.5 million for the year ended December 31, 2000. An increase of $0.9 million generated by the Core Industrial Portfolio, which represented a 2.6% increase in net operating income for the Core Industrial Portfolio, was offset by a $5.8 million decrease generated by the Industrial Dispositions. The increase in net operating income from the Core Industrial Portfolio was impacted by higher than expected property and related expenses, primarily utility costs. It is unclear whether these increases in property expenses will continue in future years.

Non-Property Related Income and Expenses

Interest income decreased $3.6 million, or 77.6% to $1.0 million for the year ended December 31, 2001 compared to $4.6 million for the year ended December 31, 2000. A decrease of $2.7 million was attributable to a decrease of interest income earned on a note receivable from a related party. This note was acquired in May 2000 and repaid in January 2001. In addition, a decrease of $0.4 million was attributable to a decrease in interest earning restricted cash balances held at Qualified Intermediaries for use in tax deferred property exchanges. The remaining decrease was primarily due to a general decrease in interest rates.

General and administrative expenses increased $1.3 million, or 11.9% to $12.4 million for the year ended December 31, 2001 compared to $11.1 million for the year ended December 31, 2000. This increase was due primarily to increased compensation expense attributable to the non-cash amortization of restricted stock granted in June 2000.

Net interest expense increased $2.6 million, or 6.6% to $41.7 million for the year ended December 31, 2001 compared to $39.1 million for the year ended December 31, 2000. Gross interest expense, before the effect of capitalized interest, decreased $1.8 million or 3.2% to $55.3 million for the year ended December 31, 2001 from $57.1 million for the year ended December 31, 2000 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.8% at December 31, 2001 compared to 8.2% at December 31, 2000. Total capitalized interest and loan fees decreased $4.4 million or 24.5% to $13.6 million for the year ended December 31, 2001 from $18.0 million for the year ended December 31, 2000 primarily due to a decrease in the Company’s weighted average interest rate and lower average construction in progress balances in 2001 as compared to 2000.

Depreciation and amortization expense increased $10.8 million, or 26.2% to $51.9 million for the year ended December 31, 2001 compared to $41.1 million for the same period in 2000. The increase was primarily due to depreciation on the Office and Industrial Development Properties developed by the Company in 2000 and 2001 net of the effect of the properties disposed by the Company in 2000 and 2001.

Income

Income from operations before net gains on dispositions of operating properties, minority interests and cumulative effect of change in accounting principle increased $0.6 million or 1.1% to $56.8 million for the year ended December 31, 2001 from $56.2 million for the year ended December 31, 2000. The increase was due to the increase in net operating income from the Office and Industrial Properties of $18.9 million, offset primarily by an increase in interest expense of $2.6 million and an increase in depreciation and amortization of $10.8 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

	Year ended December 31,		Dollar Change	Percentage Change
	2000	1999
	(dollars in thousands)
Revenues:
Rental income	$161,236	$140,182	$21,054	15.0%
Tenant reimbursements	19,441	16,316	3,125	19.2
Interest income	4,602	1,175	3,427	291.7
Other income	1,844	2,044	(200)	(9.8)

Total revenues	187,123	159,717	27,406	17.2

Expenses:
Property expenses	23,347	20,669	2,678	13.0
Real estate taxes	14,591	12,369	2,222	18.0
General and administrative expenses	11,114	9,091	2,023	22.3
Ground leases	1,643	1,397	246	17.6
Interest expense	39,109	26,309	12,800	48.7
Depreciation and amortization	41,125	33,794	7,331	21.7

Total expenses	130,929	103,629	27,300	26.3

Income from operations	$56,194	$56,088	$106	0.2%

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

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2000	1999	Dollar Change	Percentage Change	2000	1999	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$117,309	$96,527	$20,782	21.5%	$90,056	$86,804	$3,252	3.7%
Tenant reimbursements	14,077	10,966	3,111	28.4	12,109	10,340	1,769	17.1
Other income	796	1,796	(1,000)	(55.7)	523	1,206	(683)	(56.6)

Total	132,182	109,289	22,893	20.9	102,688	98,350	4,338	4.4

Property and related expenses:
Property expenses	19,596	17,553	2,043	11.6	16,684	16,539	145	0.9
Real estate taxes	10,527	7,589	2,938	38.7	8,055	6,716	1,339	19.9
Ground leases	1,643	1,397	246	17.6	1,390	1,336	54	4.0

Total	31,766	26,539	5,227	19.7	26,129	24,591	1,538	6.3

Net operating income, as defined	$100,416	$82,750	$17,666	21.3%	$76,559	$73,759	$2,800	3.8%

(1)	Stabilized office properties owned at January 1, 1999 and still owned at December 31, 2000.

Total revenues from Office Properties increased $22.9 million, or 20.9% to $132.2 million for the year ended December 31, 2000 compared to $109.3 million for the year ended December 31, 1999. Rental income from Office Properties increased $20.8 million, or 21.5% to $117.3 million for the year ended December 31, 2000 compared to $96.5 million for the year ended December 31, 1999. Of this increase, $19.1 million was generated by the office buildings developed by the Company in 1999 and 2000 (the “Office Development Properties”) which was offset by a decrease of $1.5 million generated by office buildings acquired during 1999, net of the effect of office properties disposed of during 1999 and 2000 (the “Net Office Dispositions”). The remaining $3.2 million increase was generated by the Core Office Portfolio and represented a 3.7% increase in rental income for the Core Office Properties. This increase was attributable to both an increase in rental rates and an increase in average occupancy. Average occupancy for the Core Office Properties increased 1.6%, to 95.4% at December 31, 2000 from 93.8% at December 31, 1999.

Tenant reimbursements from Office Properties increased $3.1 million, or 28.4% to $14.1 million for the year ended December 31, 2000 compared to $11.0 million for the year ended December 31, 1999. An increase of $1.3 million in tenant reimbursements was generated by the Office Development Properties net of Net Office Dispositions. The remaining increase of $1.8 million in tenant reimbursements was generated by the Core Office Properties which was primarily due to the collection of amounts identified in common area maintenance reconciliations. In addition, $0.8 million relates to an amount recorded for estimated tenant reimbursement of supplemental real estate taxes accrued in 2000. Other income from Office Properties decreased $1.0 million, or 55.7% to $0.8 million for the year ended December 31, 2000 compared to $1.8 million for the same period in 1999. For the year ended December 31, 1999, other income from Office Properties included $0.5 million in gains from the sale of 13 acres of undeveloped land in Calabasas and San Diego, California. In addition, in 1999 the Company earned a $0.5 million consulting fee for assisting an existing tenant with potential expansion plans. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

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

Net operating income, as defined, from Office Properties increased $17.7 million, or 21.3% to $100.4 million for the year ended December 31, 2000 compared to $82.7 million for the year ended December 31, 1999. Of this increase, $14.9 million was generated by the Office Development Properties net of Net Office Dispositions. The remaining increase of $2.8 million was generated by the Core Office Properties and represented a 3.8% increase in net operating income for the Core Office Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2000	1999	Dollar Change	Percentage Change	2000	1999	Dollar Change	Percentage Change
				(dollars in thousands)
Operating revenues:
Rental income	$43,927	$43,655	$272	0.6%	$38,447	$34,981	$3,466	9.9%
Tenant reimbursements	5,364	5,350	14	0.3	4,468	4,118	350	8.5
Other income	1,048	248	800	322.6	1,048	123	925	752.0

Total	50,339	49,253	1,086	2.2	43,963	39,222	4,741	12.1

Property and related expenses:
Property expenses	3,751	3,116	635	20.4	2,954	2,555	399	15.6
Real estate taxes	4,064	4,780	(716)	(15.0)	3,514	3,910	(396)	(10.1)

Total	7,815	7,896	(81)	(1.0)	6,468	6,465	3	0.0

Net operating income, as defined	$42,524	$41,357	$1,167	2.8%	$37,495	$32,757	$4,738	14.5%

(1)	Stabilized industrial properties owned at January 1, 1999 and still owned at December 31, 2000.

Total revenues from Industrial Properties increased $1.1 million, or 2.2% to $50.3 million for the year ended December 31, 2000 compared to $49.2 million for the year ended December 31, 1999. Rental income from Industrial Properties increased $0.3 million, or 0.6% to $43.9 million for the year ended December 31, 2000 compared to $43.6 million for the year ended December 31, 1999. Of this increase, $1.7 million was generated by the industrial buildings developed by the Company in 1999 and 2000 (the “Industrial Development Properties”) offset by a decrease of $4.9 million generated by the industrial buildings disposed of during 1999 and 2000 (the “Industrial Dispositions”). The remaining $3.5 million increase was generated by the Core Industrial Portfolio which represented a 9.9% increase in rental income for the Core Industrial Properties. This increase was attributable to both an increase in average occupancy of 0.7% and an increase in rental rates for the Core Industrial Properties.

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

Interest expense increased $12.8 million, or 48.7% to $39.1 million for the year ended December 31, 2000 compared to $26.3 million for the same period in 1999, primarily due to a net increase in the Company’s aggregate indebtedness during 2000 and a general increase in market LIBOR rates during 2000. The Company’s weighted average interest rate increased approximately 0.5% to 8.2% at December 31, 2000 compared to 7.7% at December 31, 1999.

Depreciation and amortization expense increased $7.3 million, or 21.7% to $41.1 million for the year ended December 31, 2000 compared to $33.8 million for the same period in 1999. The increase was primarily due to depreciation on the Office and Industrial Development Properties developed by the Company in 1999 and 2000.

Income

Net income before net gains on dispositions of operating properties and minority interests increased $0.1 million or 0.2% to $56.2 million for the year ended December 31, 2000 from $56.1 million for the year ended December 31, 1999. The increase was due to the increase in net operating income from the Office and Industrial Properties of $17.7 million and $1.2 million, respectively, offset primarily by an increase in interest expense of $12.8 million and an increase in depreciation and amortization of $7.3 million.

Development Program

The Company expects that its primary growth over the next several years will continue to come from the Company’s development program. At December 31, 2001, the Company had the following nine development projects in lease-up or under construction.

		Projected
Project Name / Submarket	Estimated Stabilization Date(1)	Total Estimated Investment(2)	Square Feet upon Completion	Percentage Committed(3)
		(in thousands)
Projects in Lease-Up:
Calabasas Park Centre—Phase II / Calabasas, CA	1st Quarter 2002	$21,840	98,706	89%
Innovation Corporate Center—Lot 8 / San Diego, CA	2nd Quarter 2002	9,365	46,759	51%
Innovation Corporate Center—Lot 12 (4) / San Diego, CA	1st Quarter 2002	16,282	70,617	100%
Pacific Corporate Center—Lots 25 & 27 (5) / San Diego, CA	2nd Quarter 2002	18,071	68,400	100%

Total Projects in Lease-Up		65,558	284,482	88%

Projects Under Construction:
Brobeck, Phleger & Harrison Expansion / Del Mar, CA	3rd Quarter 2002	22,748	89,168	100%
Imperial & Sepulveda / El Segundo, CA	1st Quarter 2003	38,410	133,678	—
Peregrine Systems—Bldg 4 (6) / Del Mar, CA	2nd Quarter 2003	26,143	114,780	100%
Sorrento Gateway—Lot 4 (6) / San Diego, CA	1st Quarter 2002	15,609	60,662	100%
Westside Media Center—Phase III / West LA, CA	1st Quarter 2003	54,842	151,000	—

Total Projects Under Construction		157,753	549,288	48%

Total In-Process Development Projects		$223,311	833,770	62%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2)	Represents total projected development costs at December 31, 2001.

(3)	Represents executed leases and signed letters of intent to lease calculated on a square footage basis.

(4)	This project is 100% leased to one tenant. It is expected that the tenant will take occupancy of 100% of the space in the first quarter of 2002.

(5)	This project is 100% leased to one tenant. It is expected that the tenant will take occupancy of 100% of the space in the second quarter of 2002.

(6)
Project is being developed by a Development LLC in which the Company holds a 50% managing interest. The estimated investment figure includes the estimated capital required to purchase the remaining 50% interest in the project.

The Company’s lease-up and in-process development projects were 62% committed at December 31, 2001, up from 51% at September 30, 2001. Management noted an improvement in leasing interest in the San Diego region in the fourth quarter of 2001 as compared to the previous two quarters. As discussed under the caption “Factors Which May Influence Future Results of Operations” the demand for office space in the Los Angeles region, including the El Segundo and West LA markets, has not been as strong as the Company had experienced during the last two to three years. Management believes it is unclear when the Company will see significant positive leasing momentum, given the concentration of sublease space currently available in this market. The Company currently has two in-process development projects in the Los Angeles region encompassing an aggregate of 284,700 rentable square feet, 133,700 of which is presently expected to become available for lease in the first quarter of 2002 and 151,000 of which is presently expected to become available for lease in the second quarter of 2002. If the Company is unable to lease this space within twelve months of when it becomes available for lease, the Company’s results of operations and cash flows will be adversely affected.

    The Company’s also has 68 acres of undeveloped land in its future development pipeline that management expects to add to its portfolio of stabilized operating properties within the next four years. The Company has a responsive development planning process and the size, scope, and timing of the Company’s future development program will be evaluated and, as necessary, scaled to reflect macroeconomic conditions and the real estate fundamentals that exist in the Company’s development submarkets.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs, and capital expenditures is net cash from operations. The Company’s primary source of liquidity to fund development costs, potential undeveloped land and property acquisitions, temporary working capital, and unanticipated cash needs is the Company’s $400 million unsecured revolving credit facility (the “Credit Facility”) and construction loans. As of December 31, 2001 and 2000, the Company’s ratio of total debt as a percentage of total market capitalization was 42.8% and 41.9%, respectively. As of December 31, 2001 and 2000, the Company’s ratio of total debt and cumulative redeemable preferred units as a percentage of total market capitalization was 52.1% and 46.9%, respectively.

The Company’s $400 million Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.55% at December 31, 2001), depending upon the Company’s leverage ratio at the time of borrowing, and matures in November 2002. The Company also has a $100 million unsecured debt facility (the “Unsecured Debt Facility”), which requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.55% at December 31, 2001), depending upon the Company’s leverage ratio at the time of borrowing, and matures in September 2002 with two one-year extension options. The Company expects to obtain a new $400 million unsecured revolving credit facility in the first quarter of 2002 to replace its existing $400 million Credit Facility (see further discussion under Factors Which May Influence Future Sources of Capital and Liquidity.) In addition, the Company expects to repay its $100 million Unsecured Debt Facility prior to its maturity in September 2002. The same pool of unencumbered assets is used to determine availability under both the Credit Facility and the Unsecured Debt Facility. As of December 31, 2001, the Company had borrowings of $255 million outstanding under the Credit Facility and the Unsecured Debt Facility and availability of approximately $136 million.

In November 2001, one of the Development LLCs obtained a construction loan with a total commitment of $9.8 million. The construction loan bears interest at an annual rate of LIBOR plus 3.00% and matures in May 2003, with the option to extend for up to two six-month periods. The proceeds from the construction loan are being used to finance the development costs of an office building in San Diego, California that encompasses an aggregate of approximately 60,700 rentable square feet. The construction loan is secured by a first deed of trust on the project. The balance of this construction loan at December 31, 2001 was $3.3 million. The loan is included on the following listing of the Company’s secured debt.

In December 2001, the Company borrowed $31.0 million under a mortgage loan that requires monthly interest-only payments based on a variable annual interest rate of LIBOR plus 1.75%. The mortgage loan matures in January 2006 and is secured by two operating properties developed by the Company. The loan is included on the following listing of the Company’s secured debt.

The Company’s secured debt was comprised of the following at December 31:

	2001	2000
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$91,005	$92,465
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.69% and 8.32% at December 31, 2001 and 2000, respectively), monthly interest-only payments(a)(b)	79,785	83,213
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(c)	78,065	79,495
Construction loan payable, due April 2002, interest between LIBOR plus 2.00%, (4.13% and 8.86% at December 31, 2001 and 2000, respectively)(a)(d)(e)	56,852	50,068
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.63% at December 31, 2001), monthly interest only payments(a)	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	27,592	28,549
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.89% and 8.49% at December 31, 2001 and 2000, respectively), monthly principal and interest payments(a)	21,499	21,890
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,679	12,844
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	12,034	12,523
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% and 9.73% at December 31, 2001 and 2000, respectively)(a)(e)	11,659	11,367
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	10,156	10,578
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% and 9.10% at December 31, 2001 and 2000, respectively)(a)(e)(g)	9,088	4,727
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000	8,135	8,500
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,742	7,070
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001)(a)(e)	3,296
Construction loan payable, due October 2002, interest at LIBOR plus 1.75% (8.37% at December 31, 2000)(a)(g)		9,399

	$459,587	$432,688

(a)
The variable interest rates stated as of December 31, 2001 and 2000 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at December 31, 2001 and 2000.

(b)
During the years ended December 2001 and 2000, the Company repaid $3.4 million and $6.8 million, respectively, of the original $90.0 million principal balance in connection with the dispositions of industrial properties in Carlsbad, California (see Note 3 to the Company’s consolidated financial statements).

(c)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(d)
The Company, through one of the Development LLCs, has an interest rate cap agreement with a LIBOR based cap rate of 8.50% related to this variable rate construction loan which expires in April 2002. The notional amount of the interest rate cap agreement was approximately $57.0 and $42.0 million at December 31, 2001 and 2000, respectively.

(e)	This loan contains options to extend the maturity for up to two six-month periods.

(f)	The Company repaid the full principal balance of this loan in February 2002.

(g)
In June 2001, the Company repaid the $16.8 million principal balance of this loan in conjunction with a tax-deferred property exchange. The payment was primarily funded with the $15.4 million in proceeds from the disposition of the industrial property in Roseville, California (see Note 3 to the Company’s consolidated financial statements). The remaining $1.4 million was funded with borrowings under the Company’s Credit Facility.

The composition of the Company’s aggregate debt balances at December 31, 2001 and 2000 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Secured vs. unsecured:
Secured	64.3%	59.8%	6.2%	8.2%
Unsecured	35.7%	40.2%	7.8%	8.3%

Fixed rate vs. variable rate:
Fixed rate(1)(2)(5)	76.5%	55.6%	7.6%	8.1%
Variable rate(3)(4)	23.5%	44.4%	4.0%	8.4%

Total Debt			6.8%	8.2%

(1)	At December 31, 2001 and 2000, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 6.95% that expired in February 2002.

(2)	At December 31, 2001, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its floating rate debt at 5.48% that expires in November 2002.

(3)	At December 31, 2000, the Company had an interest rate cap agreement to cap LIBOR on $150 million of its floating rate debt at 6.50%. The Company terminated this cap agreement in January 2001.

(4)
At December 31, 2001 and 2000, one of the Development LLCs had an interest-rate cap agreement to cap LIBOR on its floating rate construction debt at 8.50%. The notional amount of the cap increases over the life of the agreement as the balance of the related construction loan increases. At December 31, 2001 and 2000, the notional amount of the interest rate cap was approximately $57.0 million and $42.0 million, respectively.

(5)
The percentage of fixed rate debt to total debt at December 31, 2001 and 2000 does not take into consideration the portion of floating rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 84.4% and 82.1% of its total outstanding debt at December 31, 2001 and 2000, respectively.

At December 31, 2001, 65.5% of the Company’s total debt required interest payments based on LIBOR rates. During 2001, one-month LIBOR decreased from 5.62% at January 1 to 1.88% at December 31, a rate lower than it has been since the time of the Company’s IPO. Although the rates on 84.4% of the Company’s debt is either fixed, swapped or capped at December 31, 2001, both of the Company’s swaps expire during fiscal year 2002. The Company has not determined whether it will be replacing these swaps in the future, and therefore, the Company’s results of operations could be exposed to the effect of rising interest rates in the future.

In addition to the sources of capital described above, as of March 11, 2002, the Company has an aggregate of $313 million of equity securities available for future issuance under a shelf registration statement.

Factors Which May Influence Future Sources of Capital and Liquidity

The Company expects to obtain a new $400 million unsecured revolving credit facility in the first quarter of 2002 to replace its existing $400 million Credit Facility. In addition, the Company presently expects to repay its $100 million Unsecured Debt Facility before its maturity in September 2002. The Company expects the interest rates and fees on the new $400 million facility will be similar to the interest rates and fees on the existing Credit Facility. While the Company cannot provide assurance that it will be able to obtain this new facility, as of the date of this filing, the Company had loan commitments from 14 banks totaling over $400 million.

In January 2002, the Company obtained an $80.0 million mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Credit Facility. This resulted in an approximate $13.9 million net increase in borrowing capacity under the Credit Facility since December 31, 2001 to the closing date of the loan.

In 2001 and 2000, the Company used net proceeds from dispositions of approximately $64.8 million and $110.6 million, respectively, to fund a portion of its development activities. The Company currently does not expect to have the same level of disposition activity in 2002 and intends to finance its development activities through other sources of financing. However, the Company will continue to evaluate opportunities to dispose of non-strategic assets on an individual basis.

One of the Development LLC’s construction loans is scheduled to mature in April 2002. Although the Company has two six-month extension options available on this loan, one or more of the banks may decide to not extend the loan. The Company is currently working to obtain additional sources of re-financing. If the Company is not successful, it could be required to borrow up to approximately $61 million from its Credit Facility to repay this construction loan.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt, Credit Facility and Unsecured Debt Facility at December 31, 2001, assuming the exercise of available debt extension options (except as noted), and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at December 31, 2001:

	2002		2003-2004	2005-2006	After 2006	Total
Secured Debt	$15,096	(1)	$193,983	$123,865	$126,643	$459,587
Credit Facility and Unsecured Debt Facility	255,000	(2)				255,000
Ground Lease Obligations	1,816		3,637	3,588	44,688	53,729

Total	$271,912		$197,620	$127,453	$171,331	$768,316

(1)
In February 2002, the Company repaid the full principal balance of a construction loan which had a balance of $9.1 million at December 31, 2001; therefore, this table does not reflect the two six-month extension options available on this loan.

(2)	The Company presently expects to repay its $100 million Unsecured Debt Facility in 2002; therefore, this table does not reflect the two one-year extension options available on this facility.

The Credit Facility, Unsecured Debt Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the immediate full or partial payment of the associated debt. The Company was in compliance with all its covenants at December 31, 2001.

Capital Commitments and Other Liquidity Needs

As of December 31, 2001, the Company had an aggregate of approximately 833,800 rentable square feet of office space that was either in lease-up or under construction at a total budgeted cost of approximately $223.3 million. The Company has spent an aggregate of approximately $144.8 million on these projects as of December 31, 2001. The Company intends to finance the remaining $78.5 million of presently budgeted development costs with approximately $9.4 million of proceeds from existing construction loans and $69.1 million from one of the following sources: borrowings under the Credit Facility, additional construction loan financing, long-term secured and unsecured borrowings and working capital.

As of December 31, 2001, the Company had executed leases that committed the Company to $7.1 million in unpaid leasing costs and tenant improvements at December 31, 2001. In addition, the Company had contracts outstanding for $1.4 million in capital improvements at December 31, 2001.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain the Company’s Properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. For 2002, the Company plans to spend approximately $7.9 million in improvements planned for its one office renovation project and approximately $8.8 million in non-incremental revenue generating leasing costs, tenant improvements, and capital expenditures at several other buildings. In addition, the Company presently expects it will spend additional funds for additional incremental revenue generating capital expenditures and tenant improvements at several other buildings as leases are executed during the 2002 fiscal year. The amount and timing of actual expenditures may differ from present expectations.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its shareholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2002. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On February 14, 2002 the Company declared a regular quarterly cash dividend of $0.495 per common share payable on April 17, 2002 to shareholders of record on March 29, 2002. This dividend is equivalent to an annual rate of $1.98 per share and is a 3.1% increase from the 2001 annualized dividend level of $1.92. In addition the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total $13.5 million of annualized preferred dividends.

In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. As of March 11, 2002, an aggregate of 735,700 shares remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions.

In connection with an agreement signed with The Allen Group in October 1997, the Company may be required to purchase one office property encompassing approximately 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds and other tenancy requirements. The purchase price for this property will be determined at the time of acquisition based on the net operating income at the time of acquisition. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs for the next twelve months. The Company estimates it will have a minimum of approximately $247.6 million of available sources to meet its short term cash needs as follows: estimated availability of approximately $150 million under its Credit Facility, estimated operating cash flow of $88.2 million calculated as an average of the Company’s operating cash flow over the past three years, and approximately $9.4 million of proceeds from existing construction loans. The Company also expects it may obtain additional long-term secured and unsecured borrowings within the next year. The Company estimates it will have a minimum of approximately $194.5 million of commitments as follows: $15.1 million in secured debt principal repayments, $1.8 million of ground lease obligations, $78.5 of planned development expenditures for in-process development, $8.5 million of committed leasing costs, tenant improvements and capital improvements, $16.7 in planned renovations and budgeted leasing costs, tenant improvements, and capital expenditures, and approximately $73.9 million in distributions to stockholders and common and preferred unitholders. There can be however, no assurance that the Company will not exceed these estimated expenditure levels or be able to obtain additional sources of financing.

The Company expects to meet its long-term liquidity requirements, which may include additional future development activity and property and undeveloped land acquisitions, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, issuance of common units of the Operating Partnership, dispositions of non-strategic assets, and the potential issuance of debt or equity securities. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company will instead, seek to refinance such debt at maturity or retire such debt through the issuance of equity securities as market conditions permit.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the non-incremental revenue generating recurring capital expenditures, excluding expenditures that are recoverable from tenants, tenant improvements and leasing commissions for renewed and re-tenanted space incurred for the three years ended December 31, 2001 on a per square foot basis.

	Year Ended December 31,
	2001	2000	1999
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.35	$0.14	$0.08
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	126,865	297,578	196,615
Tenant improvements per square foot leased	$8.04	$5.03	$5.61
Leasing commissions per square foot leased	$5.53	$4.26	$4.18
Total per square foot	$13.57	$9.29	$9.79
Renewal tenant square feet	503,693	244,221	421,685
Tenant improvements per square foot leased	$3.42	$3.28	$2.85
Leasing commissions per square foot leased	$2.67	$1.69	$0.84
Total per square foot	$6.09	$4.97	$3.69
Total per square foot per year	$3.39	$3.66	$2.32
Average lease term (in years)	5.8	3.9	5.8

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.10	$0.05	$0.02
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	170,692	279,866	323,432
Tenant improvements per square foot leased	$2.04	$1.24	$2.41
Leasing commissions per square foot leased	$1.41	$1.15	$1.76
Total per square foot	$3.45	$2.39	$4.17
Renewal tenant square feet	548,304	604,492	398,184
Tenant improvements per square foot leased	$1.28	$0.50	$0.20
Leasing commissions per square foot leased	$0.54	$0.41	$0.07
Total per square foot	$1.82	$0.91	$0.27
Total per square foot per year	$1.10	$0.66	$0.94
Average lease term (in years)	4.8	5.0	4.7

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. The Company believes that all of its Office and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. Total re-leasing costs for Office Properties for the year ended December 31, 2001 increased as compared to the year ended December 31, 2000; however, as the Company re-leased larger spaces at a longer average lease term, the total cost per square foot per year decreased slightly. Total re-leasing cost for Industrial Properties for the year ended December 31, 2001 increased as compared to the year ended December 31, 2000 due primarily to two large leases executed in 2001. One replacement lease encompassing approximately 91,000 rentable square feet was executed with tenant improvement and leasing costs of $6.94 per square foot, and one renewal lease encompassing approximately 157,500 rentable square feet was executed with tenant improvement and leasing costs of $2.13 per square foot. As several of the properties the Company disposed of during 2001 and 2000 were multi-tenant office and industrial projects, which historically were re-leased at lower tenant improvement and leasing costs, the Company anticipates that the increased tenant improvement and leasing costs per square foot incurred in 2001 were not anomalous.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office and Industrial Properties at December 31, 2001:
Occupancy by Segment Type

Region	Number of Buildings	Square Feet
		Total	Leased	Available	Occupancy
Office Properties:
Los Angeles	31	3,177,788	2,799,110	378,678	88.1%
Orange County	12	546,850	490,452	56,398	89.7
San Diego	37	2,791,235	2,791,235		100.0
Other	6	709,575	702,389	7,186	99.0

	86	7,225,448	6,783,186	442,262	93.9%

Industrial Properties:
Los Angeles	7	554,490	551,023	3,467	99.4%
Orange County	52	4,236,038	4,163,306	72,732	98.3
Other	2	295,417	295,417		100.0

	61	5,085,945	5,009,746	76,199	98.5%

Total Portfolio	147	12,311,393	11,792,932	518,461	95.8%

Leasing Activity by Segment Type
For the year ended December 31, 2001

	Number of Leases(1)		Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(5)	Renewal
Office Properties	27	44	146,431	650,642	25.3%	14.2%	69.9%	70
Industrial Properties	30	43	261,438	548,304	37.1%	16.5%	70.6%	58

Total Portfolio	57	87	407,869	1,198,946	28.6%	14.9%	70.3%	64

(1)	Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

(5)	The lease-up of 407,869 square feet to new tenants includes re-leasing of 297,557 square feet and first generation leasing of 110,312 square feet.

Historical Cash Flows

The principal sources of funding for development, acquisitions, and capital expenditures during 2001 and 2000 were cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $32.1 million, or 43.3% to $106.1 million for the year ended December 31, 2001 compared to $74.0 million for the year ended December 31, 2000. This increase was primarily attributable to an increase in net operating income, as defined, generated by the Office Development Properties and the Net Office Acquisition and the timing differences in payments of accounts payable and other receivable balances at the end of each comparable period.

Net cash used in investing activities decreased $44.3 million, or 37.6% to $73.4 million for the year ended December 31, 2001 compared to $117.7 million for the year ended December 31, 2000. Cash used in investing activities for the year ended December 31, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, the purchase of 9.8 acres of undeveloped land for $15.1 million, expenditures for construction in progress of $105.4 million, and $15.7 million in additional tenant improvements and capital expenditures offset by $64.8 million in net proceeds received from the sale of 17 industrial buildings and two office buildings. Cash used in investing activities for the year ended December 31, 2000 consisted primarily of $45.3 million paid to acquire a note receivable, the purchase of 20 acres of undeveloped land for $7.0 million (net of an $8.5 million mortgage note payable issued in connection with the acquisition), expenditures for construction in progress of $159.4 million, and $15.9 million in additional tenant improvements and capital expenditures offset by $110.6 million in net proceeds received from the sale of nine office and nine industrial buildings.

Net cash provided by financing activities decreased $69.0 million, or 196.0% to $33.8 million net cash used in financing activities for the year ended December 31, 2001 as compared to $35.2 million net cash provided by financing activities for the year ended December 31, 2000. Cash used in financing activities for the year ended December 31, 2001 consisted primarily of $62.6 million in net repayments to the Credit Facility and principal payments on secured debt and $56.9 million in net distributions paid to common stockholders and minority interests, partially offset by $51.1 million in net proceeds from the issuance of mortgage and construction debt, a $29.6 decrease in restricted cash used in a tax deferred property exchange and $5.0 million in proceeds received in connection with the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2000 consisted primarily of $206.3 million in net proceeds from the issuance of mortgage and construction debt partially offset by $48.7 million in net repayments to the Credit Facility and principal payments on secured debt, $52.7 million in net distributions paid to common stockholders and minority interests, $41.3 million paid for the Company’s stock repurchase program and a $28.4 million increase in restricted cash.

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

The following table presents the Company’s Funds from Operations, by quarter, for the years ended December 31, 2001, 2000 and 1999:

	2001 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
		(in thousands)
Net income	$7,625	$9,283	$15,097	$6,426
Adjustments:
Minority interest in earnings of Operating Partnership	834	1,027	1,796	845
Depreciation and amortization	12,634	12,123	12,030	12,970
Net gains on dispositions of operating properties	(707)	(2,468)	(1,234)	(305)
Cumulative effect on change in accounting principle				1,392
Non-cash amortization of restricted stock grants	547	547	548	548

Funds From Operations	$20,933	$20,512	$28,237	$21,876

	2000 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
		(in thousands)
Net income	$8,786	$15,679	$12,804	$9,578
Adjustments:
Minority interest in earnings of Operating Partnership	1,241	2,227	1,843	1,372
Depreciation and amortization	11,037	9,941	9,645	9,323
Net (gains) losses on dispositions of operating properties		(7,288)	(4,273)	305
Non-cash amortization of restricted stock grants	508	508	134	102

Funds From Operations	$21,572	$21,067	$20,153	$20,680

	1999 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
		(in thousands)
Net income	$8,278	$10,911	$10,796	$9,910
Adjustments:
Minority interest in earnings of Operating Partnership	1,294	1,830	1,820	1,536
Depreciation and amortization	11,217	7,900	7,460	7,217
Net (gains) losses on dispositions of operating properties	29	(75)
Non-cash amortization of restricted stock grants	127	127	127	127

Funds From Operations	$20,945	$20,693	$20,203	$18,790

Inflation

The majority of the Company’s leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses. The effect of such provisions is to reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Additionally, any of the adjustments to fair value will affect either shareholders’ equity or net income depending on the nature of the hedge and whether the derivative instrument qualifies as a hedge for accounting purposes. In connection with the adoption of SFAS 133, on January 1, 2001, the Company recorded a $1.4 million cumulative effect of change in accounting principle to record an existing cap agreement at fair market value. The Company also recorded a $2.0 million non-cash charge to other comprehensive loss to record the Company’s swap on the balance sheet at fair market value.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2000 to December 31, 2001 is incorporated herein by reference from “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at December 31, 2001 and 2000. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised (except as noted). The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.5% to LIBOR plus 3.0% at both December 31, 2001 and 2000. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2001 and 2000. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2000.

Interest Rate Risk Analysis—Tabular Presentation
(dollars in millions)

	Maturity Date						December 31, 2001		December 31, 2000
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate	$155.0						$155.0	$155.0	$191.0	$191.0
Variable rate index	LIBOR						LIBOR		LIBOR

Secured debt and unsecured term debt:
Variable rate(1)(2)	$109.3	$148.6	$24.2		$31.0		$313.1	$313.1	$280.7	$280.7
Variable rate index	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR		LIBOR
Fixed rate	$5.8	$14.4	$6.7	$87.9	$5.0	$126.6	$246.4	$301.1	$252.0	$256.7
Average interest rate	7.80%	7.80%	7.81%	8.32%	7.48%	7.39%	7.76%		7.50%

Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount	$300.0						$300.0	$(5.8)	$150.0	$(2.0)
Fixed pay interest rate	6.21%						6.21%		6.95%
Floating receive rate index	LIBOR

Interest rate cap agreements:
Notional amount	$57.0						$57.0	$—	$207.0	$0.1
Cap rate	8.50%						8.50%		7.05%
Forward rate index	LIBOR

(1)
In February 2002, the Company repaid the full principal balance of a construction loan which had a balance of $9.1 million at December 31, 2001; therefore, this table does not reflect the two six-month extension options available on this loan.

(2)	The Company presently expects to repay its $100 million Unsecured Debt Facility in 2002; therefore, this table does not reflect the two one-year extension options available on this facility.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 7, 2002.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 7, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 7, 2002.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 7, 2002.

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

(3)  Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

3.3	Form of Certificate for Common Stock of the Registrant(1)

3.4	Articles Supplementary of the Registrant designating 8.075% Series A Cumulative Redeemable Preferred Stock(10)

3.5	Articles Supplementary of the Registrant, designating 8.075% Series A Cumulative Redeemable Preferred Stock(13)

3.6	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(23)

3.7	Articles Supplementary of the Registrant designating its 9.375% Series C Cumulative Redeemable Preferred Stock(15)

3.8	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock(20)

4.1	Registration Rights Agreement, dated January 31, 1998(1)

4.2	Registration Rights Agreement, dated February 6, 2000(10)

4.3	Registration Rights Agreement, dated April 20, 2000(13)

4.4	Registration Rights Agreement, dated November 24, 2000(15)

4.5	Registration Rights Agreement, dated as of October 31, 1998(7)

4.6
Rights Agreement, dated as of October 2, 2000 between Kilroy Realty Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C(16)

Exhibit Number	Description
4.7	Registration Rights Agreement, dated as of December 9, 1999(20)

4.8	Registration Rights Agreement, dated as of October 6, 2000(24)

4.9
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1	Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated November 24, 2000(15)

10.2	Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy Realty, L.P. and the parties named therein(1)

10.3	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein(1)

10.4	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

10.5	1998 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)

10.6	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors(1)

10.7	Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(1)

10.8	First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(1)

10.9	Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.10
Lease Agreement, dated April 21, 1988, by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(1)

10.11	Lease Agreement, dated December 30, 1988, by and between Kilroy Long Beach Associates and City of Long Beach for Kilroy Long Beach Phase II(1)

10.12	First Amendment to Lease, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.13	Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.14	First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(1)

10.15	Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.16	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.17	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.18	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries, dated May 15, 1969, for SeaTac Office Center(1)

10.19	Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27, 1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

Exhibit Number	Description
10.20	Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17, 1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.21	Airspace Lease, dated July 10, 1980, by and among the Washington State Department of Transportation, as lessor, and Sea Tac Properties, Ltd. and Kilroy Industries, as lessee(1)

10.22	Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for Sea/Tac Office Center(1)

10.23	Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.24	Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.25	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty,L.P.(1)

10.26	Environmental Indemnity Agreement(1)

10.27	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(1)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(1)

10.29	Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)

10.30	Employment Agreement between the Registrant and Richard E. Moran Jr.(1)

10.31	Employment Agreement between the Registrant and Jeffrey C. Hawken(1)

10.32	Employment Agreement between the Registrant and C. Hugh Greenup(1)

10.33	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.34	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.35	License Agreement by and among the Registrant and the other persons named therein(1)

10.36	Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits(1)

10.37	Mortgage Note(1)

10.38	Indemnity Agreement(1)

10.39	Assignment of Leases, Rents and Security Deposits(1)

10.40	Variable Interest Rate Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.41	Environmental Indemnity Agreement(1)

10.42	Assignment, Rents and Security Deposits(1)

10.43	Form of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.44	Assignment of Leases, Rents and Security Deposits(1)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions, dated April 30, 1998, by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(2)

10.46	Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 30, 1998, by and between Camarillo Partners and Kilroy Realty, L.P.(2)

10.47	Purchase and Sale Agreement and Escrow Instructions, dated May 5, 1998, by and between Kilroy Realty, L.P. and Pullman Carnegie Associates(4)

10.48	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated June 27, 1998, by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(4)

Exhibit Number	Description

10.49	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions, dated May 12, 1998, by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(3)

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

10.56	Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners(6)

10.57	First Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated August 22, 1998(6)

10.58	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 5, 1998(6)

10.59	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 19, 1998(6)

10.60	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 22, 1998(6)

10.61	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 23, 1998(6)

10.62	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 25, 1998(6)

10.63	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 29, 1998(6)

10.64	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated October 2, 1998(6)

10.65	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated October 24, 1998(6)

Exhibit Number	Description

10.66	Contribution Agreement, dated October 21, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(8)

10.67
Purchase and Sale Agreement and Escrow Instructions, dated December 11, 1998, by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(9)

10.68	Amendment to the Contribution Agreement, dated October 14, 2000, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens, dated October 21, 1998(15)

10.69
Amended and Restated Revolving Credit Agreement, dated as of October 8, 2000 among Kilroy Realty, L.P., Morgan Guaranty Trust Company of New York, as Bank and as Lead Agent for the Banks, and the Banks listed therein(14)

10.70	Amended and Restated Guaranty of Payment, dated as of October 8, 2000, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of New York(14)

10.71	Promissory Notes Aggregating $95.0 Million Payable to Teachers Insurance and Annuity Association of America(18)

10.72	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement Securing Promissory Notes Payable to Teachers Insurance and Annuity Association of America(18)

10.73	Second Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $400 million(19)

10.74	Second Amended and Restated Guaranty of Payment(19)

10.75	Credit Agreement and Form of Promissory Notes Aggregating $90.0 million(19)

10.76	Variable Interest Rate Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing(19)

10.77	Guaranty of Recourse Obligations of Borrowing(19)

10.78	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 9, 2000(21)

10.79	Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 30, 2000(24)

10.80	Admission of New Partner and Amendment to New Partnership Agreement dated October 6, 2000(24)

10.81	Credit Agreement and Form of Promissory Notes Aggregating $100.0 million(22)

*10.82	Employment Agreement between the Registrant and Tyler H. Rose

*10.83	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company, dated January 10, 2002

21.1	List of Subsidiaries of the Registrant(17)

*23.1	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney (included in the signature page of this Form 10-K)

*	Filed herewith

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective in January 28, 1998 and incorporated herein by reference.

(2)	Previously filed as exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1998, and incorporated herein by reference.

(3)	Previously filed as exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(4)	Previously filed as exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.

(6)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1998, and incorporated herein by reference.

(8)	Previously filed as exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1998, and incorporated herein by reference.

(9)	Previously filed as exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 2000 and incorporated herein by reference.

(11)	Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 2000 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 2000 and incorporated herein by reference.

(14)	Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 2000 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 2000 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 2000 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

(18)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended March 31, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 2000, and incorporated herein by reference.

(20)	Previously filed as exhibit 3.8 to the annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(21)	Previously filed as exhibit 4.18 to the Registration Statement on Form S-3 (No. 333-34638) and incorporated herein by reference.

(22)	Previously filed as an exhibit on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference.

(23)	Previously filed as an exhibit on the Registration Statement on Form S-3 (No. 333-72229) as declared effective on September 15, 2000, and incorporated herein by reference.

(24)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(b)  Reports on Form 8-K

The Company filed four Current Reports on Form 8-K (No. 1-12675) on February 1, 2001, May 1, 2001, August 2, 2001 and November 1, 2001 in connection with its quarterly earnings releases.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2002.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy. Jr.
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

Name	Title	Date

/s/ John B. Kilroy, Sr. John B. Kilroy, Sr.	Chairman of the Board	March 11, 2002

/s/ John B. Kilroy, Jr. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2002

/s/ Richard E. Moran Jr. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2002

/s/ Ann Marie Whitney Ann Marie Whitney	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2002

/s/ John R. D’Eathe John R. D’Eathe	Director	March 11, 2002

/s/ William P. Dickey William P. Dickey	Director	March 11, 2002

/s/ Matthew J. Hart Matthew J. Hart	Director	March 11, 2002

/s/ Dale F. Kinsella Dale F. Kinsella	Director	March 11, 2002

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2002

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2001	2000
ASSETS
INVESTMENT IN REAL ESTATE (Notes 3, 6, 14, 17 and 22):
Land and improvements	$269,366	$266,444
Buildings and improvements	1,140,499	1,054,995
Undeveloped land and construction in progress	191,129	162,633
Investment in unconsolidated real estate		12,405

Total investment in real estate	1,600,994	1,496,477
Accumulated depreciation and amortization	(241,665)	(205,332)

Investment in real estate, net	1,359,329	1,291,145

CASH AND CASH EQUIVALENTS	16,487	17,600
RESTRICTED CASH	5,413	35,014
TENANT RECEIVABLES, NET (Note 4)	32,151	30,720
NOTE RECEIVABLE FROM RELATED PARTY (Note 14)		33,274
DEFERRED FINANCING AND LEASING COSTS, NET (Note 5)	37,068	39,674
PREPAID EXPENSES AND OTHER ASSETS (Note 14)	6,781	7,941

TOTAL ASSETS	$1,457,229	$1,455,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 6)	$459,587	$432,688
Unsecured line of credit (Note 7)	155,000	191,000
Unsecured term facility (Note 7)	100,000	100,000
Accounts payable, accrued expenses and other liabilities (Note 8)	53,879	33,911
Accrued distributions (Note 10)	14,634	13,601
Rents received in advance and tenant security deposits	15,955	16,009

Total liabilities	799,055	787,209

COMMITMENTS AND CONTINGENCIES (Note 13 and 21)

MINORITY INTERESTS (Note 9):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	49,176	62,485
Minority interest in Development LLCs	15,869	11,748

Total minority interests	217,546	226,734

STOCKHOLDERS’ EQUITY (Note 10):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,426,071 and 26,475,470 shares issued and outstanding, respectively	274	265
Additional paid-in capital	479,295	460,390
Distributions in excess of earnings	(33,163)	(19,230)
Accumulated other comprehensive loss (Note 8)	(5,778)

Total stockholders’ equity	440,628	441,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,457,229	$1,455,368

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
REVENUES (Note 17):
Rental income, net	$180,552	$161,236	$140,182
Tenant reimbursements	21,852	19,441	16,316
Interest income	1,030	4,602	1,175
Other income (Notes 2 and 16)	6,211	1,844	2,044

Total revenues	209,645	187,123	159,717

EXPENSES:
Property expenses	29,804	23,347	20,669
Real estate taxes	15,495	14,591	12,369
General and administrative expenses	12,435	11,114	9,091
Ground leases	1,507	1,643	1,397
Interest expense	41,679	39,109	26,309
Depreciation and amortization	51,913	41,125	33,794

Total expenses	152,833	130,929	103,629

INCOME FROM OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES, MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	56,812	56,194	56,088

NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES	4,714	11,256	46

INCOME BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	61,526	67,450	56,134

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(13,500)	(13,500)	(9,560)
Minority interest in earnings of Operating Partnership	(4,502)	(6,683)	(6,480)
Minority interest in earnings of Development LLCs	(3,701)	(421)	(199)

Total minority interests	(21,703)	(20,604)	(16,239)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	39,823	46,846	39,895
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)	(1,392)

NET INCOME	$38,431	$46,846	$39,895

Net income per common share—basic (Note 18)	$1.41	$1.76	$1.44

Net income per common share—diluted (Note 18)	$1.40	$1.75	$1.44

Weighted average shares outstanding—basic (Note 18)	27,167,006	26,598,926	27,701,495

Weighted average shares outstanding—diluted (Note 18)	27,372,951	26,754,984	27,727,303

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comp. Loss		Total
BALANCE AT DECEMBER 31, 1998	27,639,210	$276	$487,467	$(11,844)	$		$475,899
Net income				39,895			39,895
Conversion of common units of the Operating Partnership	444,200	4	(15,644)				(15,640)
Repurchase of common stock	(275,000)	(2)	(5,564)				(5,566)
Non-cash amortization of restricted stock grants			508				508
Adjustment for minority interest			24,437				24,437
Dividends declared ($1.68 per share)				(46,604)			(46,604)

BALANCE AT DECEMBER 31, 1999	27,808,410	278	491,204	(18,553)			472,929
Net income				46,846			46,846
Repurchase of common stock (Note 10)	(2,009,300)	(20)	(41,440)				(41,460)
Conversion of common units of the Operating Partnership (Note 10)	481,290	5	(10,714)				(10,709)
Issuance of restricted stock (Note 12)	175,000	2					2
Exercise of stock options (Note 12)	20,070		192				192
Non-cash amortization of restricted stock grants (Note 12)			1,252				1,252
Adjustment for minority interest			19,896				19,896
Dividends declared ($1.80 per share)				(47,523)			(47,523)

BALANCE AT DECEMBER 31, 2000	26,475,470	265	460,390	(19,230)			441,425
Net income				38,431			38,431
Other comprehensive loss (Notes 2 and 8)						(5,778)	(5,778)

Comprehensive income							32,653
Conversion of common units of the Operating Partnership (Note 10)	687,591	6	13,652				13,658
Exercise of stock options (Note 12)	270,190	2	5,028				5,030
Repurchase of common stock	(7,180)	1	(230)				(229)
Non-cash amortization of restricted stock grants (Note 12)			2,190				2,190
Adjustment for minority interest			(1,735)				(1,735)
Dividends declared ($1.92 per share)				(52,364)			(52,364)

BALANCE AT DECEMBER 31, 2001	27,426,071	$274	$479,295	$(33,163)		$(5,778)	$440,628

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,431	$46,846	$39,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,913	41,125	33,794
Cumulative effect of change in accounting principle	1,392
Provision for uncollectible tenant receivables and unbilled deferred rent	3,885	1,877	2,158
Minority interests in earnings of Operating Partnership and Development LLCs	8,203	7,104	6,679
Non-cash amortization of restricted stock grants	2,190	1,252	508
Net gains on dispositions of operating properties and undeveloped land	(4,714)	(11,256)	(585)
Other	(131)	523	(216)
Changes in assets and liabilities:
Tenant receivables	(6,258)	(12.390)	(5,317)
Deferred leasing costs	(2,325)	(3,814)	(4,808)
Prepaid expenses and other assets	(1,371)	(2,371)	(698)
Accounts payable, accrued expenses and other liabilities	14,921	7,143	10,392
Rents received in advance and tenant security deposits	(54)	(2,329)	2,538
Accrued distributions to Cumulative Redeemable Preferred unitholders		299	295

Net cash provided by operating activities	106,082	74,009	84,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(18,842)	(15,899)	(43,159)
Expenditures for undeveloped land and construction in progress	(120,510)	(166,391)	(178,244)
Net proceeds received from dispositions of operating properties	64,846	110,639	22,612
Net proceeds received from dispositions of undeveloped land			5,051
Cash paid to acquire note receivable from related party		(45,278)
Decrease (increase) in escrow deposits	1,100	(1,106)	350
Net advances to unconsolidated subsidiary		304	595

Net cash used in investing activities	(73,406)	(117,731)	(192,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured and unsecured debt	53,502	210,405	215,000
Net repayments on unsecured line of credit	(36,000)	(37,000)	(44,000)
Principal payments on secured debt	(26,603)	(11,733)	(22,867)
Share repurchase program		(41,266)	(5,350)
Net proceeds from issuance of Cumulative Redeemable Preferred units			43,779
Financing costs	(2,422)	(4,068)	(5,392)
Proceeds from exercise of stock options	5,030
Decrease (increase) in restricted cash	29,601	(28,378)	260
Distributions paid to common stockholders and common unitholders	(57,317)	(54,150)	(53,597)
Net contributions from minority interests in Development LLCs	420	1,396

Net cash (used in) provided by financing activities	(33,789)	35,206	127,833

Net (decrease) increase in cash and cash equivalents	(1,113)	(8,516)	19,673
Cash and cash equivalents, beginning of year	17,600	26,116	6,443

Cash and cash equivalents, end of year	$16,487	$17,600	$26,116

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$37,141	$37,289	$25,035

Distributions paid to Cumulative Redeemable Preferred unitholders	$13,500	$13,202	$9,265

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 10)	$14,634	$13,601	$13,456

Note receivable repaid in connection with property acquisition (Note 14)	$33,274

Note receivable from related party satisfied in connection with acquisition of investment in unconsolidated real estate (Note 14)		$11,319

Issuance of secured note payable in connection with undeveloped land acquisition (Note 3)		$8,500

Issuance of common limited partnership units of the Operating Partnership to acquire operating properties and undeveloped land			$9,915

Minority interest recorded in connection with Development LLCs undeveloped land acquisitions			$9,732

Note receivable from related parties repaid in connection with operating property acquisition			$2,267

Note receivable from related parties satisfied in connection with Development LLCs undeveloped land acquisitions			$6,531

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2001

1.    Organization and Ownership

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate located in California, Washington and Arizona. The Company, which qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of the Kilroy Group, which consisted of the combination of Kilroy Industries (“KI”) and various entities, the properties of which were under the common control of KI and/or its stockholders, including the Company’s Chairman of the Board of Directors, John B. Kilroy, Sr., and the Company’s President and Chief Executive Officer, John B. Kilroy, Jr.

As of December 31, 2001, the Company’s stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 61 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”) which encompassed approximately 7.2 million and 5.1 million rentable square feet, respectively, and was 95.8% occupied. The Properties include 13 properties developed by the Company and stabilized during 2001 and 2000 which encompass an aggregate of approximately 312,400 and 1.0 million rentable square feet, respectively. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio excludes projects currently under construction, renovation or in pre-development and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year of substantial building shell completion. The Company had four office lease-up properties at December 31, 2001, encompassing an aggregate of approximately 284,500 rentable square feet. As of December 31, 2001, the Company had five office properties under construction and one office property under renovation which when completed are expected to encompass an aggregate of approximately 549,300 and 78,000 rentable square feet, respectively. All of the Company’s development, renovation, and lease-up projects are located in Southern California.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2001 and 2000, it owned an 90.0% and 87.6% general partnership interest, respectively. The remaining 10.0% and 12.4% common limited partnership interest in the Operating Partnership as of December 31, 2001 and 2000, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 9). Kilroy Realty Finance, Inc, (“Finance Inc.”), a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest.

The Company, through the Operating Partnership, is a 50% managing member in two limited liability companies, KR-Gateway Partners, L.L.C. and KR-Carmel Partners, L.L.C. (collectively, the “Development LLCs”) The Development LLCs were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, is the other 50% member of the Development LLCs.

On January 1, 2001, Kilroy Services, Inc. (“KSI”) was merged into a newly formed entity, Kilroy Services, LLC (“KSLLC”) (see Note 14). The Company historically accounted for the operating results of the development services business conducted by KSI under the equity method of accounting. As a result of the merger, KSLLC became a wholly-owned subsidiary of the Company and was consolidated for financial reporting purposes beginning January 1, 2001. Unless otherwise indicated, all references to the Company include the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Partnership, the Finance Partnership, KSLLC, the Development LLC’s, and all wholly-owned subsidiaries and controlled entities.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, the Development LLCs and all wholly-owned subsidiaries and controlled entities. The Development LLCs are consolidated for financial reporting purposes since the Company holds significant control over the entities through a 50% managing partner ownership interest, combined with the ability to control all significant development and operating decisions. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Significant Accounting Policies:

Operating properties—Operating properties are carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties are capitalized to the Company’s investment in that property. Maintenance and repairs are charged to expense as incurred. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding projects currently under construction, renovation or in pre-development and lease-up properties. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets.

The Company evaluates fair value for financial reporting purposes on a property by property basis using future undiscounted cash flows, excluding interest charges. In the event that periodic assessments or other factors reveal a potential impairment condition, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company had not recorded any such impairment losses at December 31, 2001, 2000 and 1999.

Depreciation and amortization—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 15 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2001, 2000 and 1999, was $41.9 million, $35.6 million, and $29.0 million, respectively.

Construction in progress—Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to the Company’s development activities, and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property.

Cash and cash equivalents—The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash—Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash reserves for property taxes, capital expenditures and tenant improvements, and

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds received from property dispositions that are held at Qualified Intermediaries for future use in tax-deferred exchanges.

Tenant receivables and related revenue recognition—Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the term of the related lease. Unbilled deferred rent receivables represent the amount that straight-line rental income exceeds rents currently due under the lease agreement. Included in tenant receivables are tenant reimbursements which are comprised of additional amounts receivable from tenants based on common area maintenance expenses and certain other expenses that are accrued in the period in which the related expenses are incurred.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances are based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowance is increased by provisions charged against rental income.

Deferred financing and leasing costs—Costs incurred in connection with debt financing and property leasing are capitalized as deferred financing and leasing costs. Deferred financing costs primarily include loan fees which are amortized using the effective interest method over the terms of the respective loans. Deferred leasing costs primarily include leasing commissions which are amortized on the straight-line method over the initial lives of the leases which generally range from one to 15 years.

Minority interests—Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs.

Other income—Other income includes revenue earned from lease termination fees (see Note 16) and management fees. For the year ended December 31, 2000, other income also included the equity in earnings from unconsolidated real estate (see Note 14). For the year ended December 31, 1999, other income also included gains on dispositions of undeveloped land.

Income taxes—The Company believes it qualifies and intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 1997. As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 90% of its taxable income to its stockholders and satisfies certain quarterly requirements of the Code relating to the composition of its income and assets. Pursuant to recently enacted legislation, the distribution requirement was reduced to 90% from 95% for taxable years beginning after December 31, 2000. The Company had met all of its REIT distribution and technical requirements at December 31, 2001, 2000 and 1999 (see Note 19 for tax treatment of the Company’s dividends). State income tax requirements are essentially the same as Federal tax requirements.

Derivative financial instruments—The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that are designated as cash flow hedges, typically interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain Derivative Instruments and Certain Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires the Company to recognize all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheet at fair value and to defer the related gains or losses on these contracts in stockholders’ equity as a component of accumulated other comprehensive income or loss. To the extent that any of these contracts are not perfectly effective in offsetting the change in the value of the interest payments being hedged, changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings.

On January 1, 2001, in connection with the adoption of SFAS 133, the Company recorded a $1.4 million cumulative effect of change in accounting principle to record an existing cap agreement at fair market value. Upon adoption, the Company also recorded a $2.0 million non-cash charge to other comprehensive loss to record the Company’s swap on the balance sheet at fair market value. The Company determines fair value based upon available market information at each balance sheet date using standard valuation techniques such as discounted cash flow analysis and option pricing models.

Prior to the adoption of SFAS 133, the Company applied deferral accounting for all derivative financial instruments that were designated as hedges. Amounts paid or received under these agreements were recognized as adjustments to interest expense. The initial premiums on cap agreements were amortized over the life of the agreement using the straight-line method.

Fair value of financial instruments—The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2001 and 2000.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Concentration of credit risk—142 of the Company’s total 147 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

For the years ended December 31, 2001 and 2000, the Company’s largest tenant as defined by the percentage of the Company’s total base rental revenues, The Boeing Company, accounted for approximately 10.9% and 9.2% of the Company’s total annual base revenues, respectively. During the year December 31, 1999, Hughes Space and Communications was the Company’s largest tenant and accounted for 6.4% of the Company’s total annual base rental revenues. During the year ended December 31, 2000, The Boeing Company acquired Hughes Space & Communications’ business and related operations. Had this merger occurred prior to the year 2000, The Boeing Company and Hughes Space and Communications together accounted for approximately 10.2% of the Company’s total annual base revenues for the year ended December 31, 1999. At December 31, 2001, the Company had $0.8 million in outstanding receivables from this tenant which were primarily comprised

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of reimbursement billings for supplemental taxes that were billed in November 2001. At December 31, 2000, the Company had no outstanding tenant receivables from this tenant.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2001 and 2000, the Company had cash accounts in excess of FDIC insured limits.

Recent accounting pronouncements—In June 2001, the Financial Accounting Standards Board issued two new pronouncements: SFAS 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 141 prohibits the use of the pooling-of-interests method, requiring all business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. Management does not expect that the adoption of these statements will have a material effect on the Company’s results of operations or financial condition.

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

3.    Acquisitions, Dispositions, and Completed Development Projects

Acquisitions

In June 2001, the Company acquired 9.8 acres of undeveloped land in San Diego, California from an unaffiliated third party for $15.1 million, consisting of a cash payment of $6.0 million and the issuance of a $9.1 million mortgage note payable to the seller. The Company repaid the $9.1 million principal balance in November 2001.

In January 2001, the Company acquired the fee interest in a parcel of land at 9455 Town Center Drive, San Diego for $3.1 million. The Company had previously leased this land from the city of San Diego. This land is the site of one of the Company’s Office Properties.

During the year ended December 31, 2000, the Company acquired 20 acres of undeveloped land through two separate transactions from two unaffiliated third parties for $15.5 million, consisting of $7.0 million in cash and the issuance of an $8.5 million mortgage note payable due to one of the sellers. The $8.5 million mortgage note is payable upon the earlier of the successful completion of infrastructure improvements to the undeveloped land that the seller is obligated to perform, or December 31, 2003, the note’s stated maturity. Through December 31, 2000, the note accrued interest at 10.00% per annum. If the infrastructure improvements were not completed by December 31, 2000, the terms of the note provided that no additional interest would be accrued and the principal balance of the note would be reduced at the rate of $1,000 per day. As of December 31, 2001 the infrastructure improvements were not completed. The Company currently expects that the infrastructure improvements will be completed by the third quarter of 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash portions of the 2001 and 2000 operating property and land acquisitions were all funded primarily with existing working capital and borrowings on the Company’s revolving unsecured credit facility and unsecured term facility.

Related Party Acquisition

In January 2001, the Company acquired a 75% tenancy-in-common interest in an office complex located in El Segundo, California from entities owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, John B. Kilroy, Jr., the Company’s President and Chief Executive Officer, and certain other Kilroy family members. The complex encompasses approximately 366,000 aggregate rentable square feet and is comprised of two office buildings and one parking structure. One of the office buildings is 100% leased to The Boeing Company. The Company is currently redeveloping the second office building. As a result of the acquisition, the Company owned a 100% interest in the complex at December 31, 2001. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 and was recorded as an investment in unconsolidated real estate on the consolidated balance sheet as of December 31, 2000 (see Note 14 for further details of this transaction).

Dispositions

During the year ended December 31, 2001, the Company sold the following properties:

Property Type	Location	Month of Disposition	No. of Buildings	Rentable Square Feet	Sales Price ($ in millions)
Industrial	San Diego, CA	February	1	39,700	$3.3
Industrial	Roseville, CA	April	2	162,200	15.4
Office	Camarillo, CA	August	1	41,100	6.6
Industrial	Las Vegas, NV	August	1	106,700	5.0
Industrial	Reno, NV	September	1	75,300	7.3
Industrial	Temecula, CA	September	1	77,600	5.4
Industrial	Las Vegas, NV	September	1	102,900	5.1
Industrial	Irvine, CA	October	10	157,500	19.0
Office	Carlsbad, CA	December	1	39,000	3.3	(1)

Total			19	802,000	$70.4

(1)
In connection with the disposition of the industrial property in Carlsbad, California, the Company repaid $3.4 million on the principal balance of an existing variable-rate mortgage note payable ( see Note 6 ).

During the year ended December 31, 2000, the Company sold the following properties:

Property Type	Location	Month of Disposition	No. of Buildings	Rentable Square Feet	Sales Price ($ in millions)
Industrial	Lake Forest, CA	January	2	45,300	$3.3
Industrial	Garden Grove, CA	April	1	110,200	6.3
Industrial	Carlsbad, CA	June	1	82,900	12.6	(1)
Office	Aliso Viejo, CA	June	5	134,700	18.0
Industrial	San Jose, CA	July	5	431,400	62.4
Office	Fullerton, CA	August	4	152,000	11.0

Total			18	956,500	$113.6

(1)
In connection with the disposition of the industrial property in Carlsbad, California, the Company repaid $6.8 million on the principal balance of an existing variable-rate mortgage note payable (see Note 6).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the proceeds from its 2001 dispositions to fund development expenditures and used the proceeds from its 2000 dispositions to fund development expenditures and the Company’s share repurchase program (see Note 10).

Completed Development Projects

During the year ended December 31, 2001, the Company completed and stabilized the following four development projects which were added to the Company’s stabilized portfolio:

Property Type	Location	Completion Date	Stabilization Date	No. of Buildings	Rentable Square Feet	Stabilized Occupancy
Office	San Diego, CA	Q2 2001	Q2 2001	1	68,000	100%
Office	San Diego, CA	Q2 2001	Q2 2001	1	102,900	100%
Office	Calabasas, CA	Q1 2001	Q3 2001	1	11,800	100%
Office	Del Mar, CA	Q2 2001	Q4 2001	1	129,700	100%

Total				4	312,400

In addition, the Company had also completed the following four office development projects which were in the lease-up phase at December 31, 2001:

Property Type	Location	Completion Date	No. of Buildings	Rentable Square Feet	Estimated Stabilization Date(1)	Percentage Committed(2)
Office	Calabasas, CA	Q1 2001	1	98,700	Q1 2002	89%
Office	San Diego, CA	Q2 2001	1	46,800	Q2 2002	51%
Office	San Diego, CA	Q2 2001	1	70,600	Q1 2002	100%
Office	San Diego, CA	Q4 2001	1	68,400	Q2 2002	100%

Total			4	284,500

(1)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

(2)	Includes executed leases and signed letters of intent calculated on a square footage basis at December 31, 2001.

During the year ended December 31, 2000, the Company completed the following nine development projects which were added to the Company’s stabilized portfolio:

Property Type	Location	Completion Date	Stabilization Date	No. of Buildings	Rentable Square Feet
Office	Del Mar, CA	Q1 2000	Q1 2000	1	72,300
Office	Del Mar, CA	Q2 2000	Q2 2000	1	129,700
Office	Del Mar, CA	Q2 2000	Q2 2000	1	112,100
Office	San Diego, CA	Q3 2000	Q3 2000	1	103,000
Office	San Diego, CA	Q3 2000	Q3 2000	1	62,400
Office	West LA, CA	Q3 2000	Q3 2000	1	151,000
Office	Calabasas, CA	Q2 2000	Q4 2000	1	102,300
Office	Long Beach, CA	Q2 2000	Q1 2001	1	197,300	(1)
Office	San Diego, CA	Q4 2000	Q4 2000	1	76,200

Total				9	1,006,300

(1)	This project was 89% occupied and considered to be in lease-up at December 31, 2000. The project stabilized at 99% occupancy on January 15, 2001.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Tenant Receivables

Tenant receivables consisted of the following at December 31:

	2001	2000
	(in thousands)
Tenant rent, reimbursements, and other receivables	$7,609	$11,888
Unbilled deferred rent	30,831	22,449
Allowance for uncollectible tenant receivables and unbilled deferred rent	(6,289)	(3,617)

Tenant receivables, net	$32,151	$30,720

5.    Deferred Financing and Leasing Costs

Deferred financing and leasing costs are summarized as follows at December 31:

	2001	2000
	(in thousands)
Deferred financing costs	$10,058	$10,868
Deferred leasing costs	54,603	47,425

Total deferred financing and leasing costs	64,661	58,293
Accumulated amortization	(27,593)	(18,619)

Deferred financing and leasing costs, net	$37,068	$39,674

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

	2001	2000
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$91,005	$92,465
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.69% and 8.32% at December 31, 2001 and 2000, respectively), monthly interest-only payments(a)(b)	79,785	83,213
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(c)	78,065	79,495
Construction loan payable, due April 2002, interest at LIBOR plus 2.00%, (4.13% and 8.86% at December 31, 2001 and 2000, respectively)(a)(d)(e)	56,852	50,068
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.63% at December 31, 2001), monthly interest-only payments(a)	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	27,592	28,549
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.89% and 8.49% at December 31, 2001 and 2000, respectively), monthly principal and interest payments(a)	21,499	21,890
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principle and interest payments	12,679	12,844
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	12,034	12,523
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% and 9.73% at December 31, 2001 and 2000, respectively)(a)(e)	11,659	11,367
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	10,156	10,578
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% and 9.10% at December 31, 2001 and 2000, respectively)(a)(e)(f)	9,088	4,727
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000 (see Note 3)	8,135	8,500
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,742	7,070
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001) (a)(e)	3,296
Construction loan payable, due October 2002, interest at LIBOR plus 1.75% (8.37% at December 31, 2000) (a)(g)		9,399

	$459,587	$432,688

(a)
The variable interest rates stated as of December 31, 2001 and 2000 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at December 31, 2001 and 2000.

(b)
During the years ended December 2001 and 2000, the Company repaid $3.4 million and $6.8 million, respectively, of the original $90.0 million principal balance in connection with the dispositions of industrial properties in Carlsbad, California (see Note 3).

(c)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(d)
The Company, through one of the Development LLCs, has an interest rate cap agreement with a LIBOR based cap rate of 8.50% related to this variable rate construction loan which expires in April 2002. The notional amount of the interest rate cap agreement was approximately $57.0 and $42.0 million at December 31, 2001 and 2000, respectively.

(e)	This loan contains options to extend the maturity for up to two six-month periods.

(f)	The Company repaid the full principal balance of this loan in February 2002.

(g)
In June 2001, the Company repaid the $16.8 million principal balance of this loan in conjunction with a tax-deferred property exchange. The payment was primarily funded with the $15.4 million in proceeds from the disposition of the industrial property in Roseville, California (see Note 3). The remaining $1.4 million was funded with borrowings under the Company’s Credit Facility.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2002, the Company borrowed $80.0 million under a mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Credit Facility.

The Company’s secured debt was secured by 61 operating properties and four development projects under construction at December 31, 2001 with a combined net book value of $626 million and 60 operating properties and five development projects under construction at December 31, 2000 with a combined net book value of $581 million. As of December 31, 2001 and 2000, the Company’s secured debt had a weighted average interest rate of 6.19% and 8.16%, respectively.

At December 31, 2001, seven of the Company’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

Certain secured debt agreements contain restrictive covenants including minimum debt yields and debt service coverage ratios. The Company was in compliance with all of the covenants at December 31, 2001 and 2000.

Scheduled contractual principal payments for the above secured debt at December 31, 2001, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2002	$83,763
2003	97,806
2004	27,510
2005	87,893
2006	35,972
Thereafter	126,643

Total	$459,587

7.    Unsecured Line of Credit and Unsecured Term Facility

The Company has a $400 million unsecured revolving credit facility (the “Credit Facility”) which bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.55% and 8.26% at December 31, 2001 and 2000, respectively), depending upon the Company’s leverage ratio at the time of borrowing, and matures in November 2002. The Company also has a $100 million unsecured debt facility (“Unsecured Debt Facility”) which requires monthly interest-only payments based upon an annual interest rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.55% and 8.19% at December 31, 2001 and 2000, respectively), depending upon the Company’s leverage ratio at the time of borrowing, matures in September 2002 with two one-year extension options. The same pool of unencumbered assets is used to determine availability for the Credit Facility and the Unsecured Debt Facility. As of December 31, 2001 and 2000, the Company had borrowings of $255 million and $291 million, respectively, outstanding under the Credit Facility and Unsecured Debt Facility. Availability under the Credit Facility was approximately $136 million at December 31, 2001. The fee for unused funds ranges from 0.20% to 0.35% depending on the Company’s leverage ratio. The Company uses the Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate purposes.

The Credit Facility and the Unsecured Debt Facility contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a minimum

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of the Credit Facility and the Unsecured Debt Facility covenants at December 31, 2001 and 2000.

Total interest capitalized for the years ended December 31, 2001 and 2000 and 1999 was $13.6 million, $18.0 million, and $11.3 million, respectively.

8.    Derivative Financial Instruments

As of December 31, 2001, the Company had two interest rate swap agreements to receive variable rates of interest (LIBOR) and pay fixed rates of interest (weighted average rate of 6.21%) on an aggregate notional amount of $300 million, $150 million which expires in February 2002 and $150 million which expires in November 2002. The Company, through one of the Development LLCs, also had one interest rate cap agreement at December 31, 2001 with a LIBOR based cap rate of 8.50% and a notional amount of $57.0 million which expires in April 2002. Each of these instruments have been designated as cash flow hedges. As of December 31, 2001, the Company had a derivative liability of $5.8 million for these instruments, which is included in other liabilities in the consolidated balance sheets. For the year ended December 31, 2001, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s swap contracts and debt obligations were and are expected to continue to be effectively matched. During the year ending December 31, 2002, the Company estimates that it will record approximately $5.8 million of interest expense related to these instruments. See Note 2 for the transition adjustments made in connection with the adoption of SFAS 133 on January 1, 2001 and disclosure of the accounting for derivative financial instruments prior to the adoption.

In January 2001, the Company terminated an interest rate cap agreement which had a LIBOR based cap rate of 6.50% and a notional amount of $150 million.

9.    Minority Interests

Common Limited Partnership Unitholders

The Company owned a 90.0% and 87.6% general partnership interest in Operating Partnership as of December 31, 2001 and 2000, respectively. The remaining 10.0% and 12.4% common limited partnership interest as of December 31, 2001 and 2000, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or cash equal to the fair market value at the time of redemption.

During the year ended December 31, 2000, the Operating Partnership issued 1,133 common limited partnership units in the Operating Partnership in connection with a related party property acquisition (see Note 14).

During the year ended December 31, 2001, 687,591 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Of these 687,591 common limited partnership units, 410,849 common limited partnership units were owned by a partnership affiliated with The Allen Group. In addition, 47,500 of the 687,591 common limited partnership units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company’s Board

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Directors, and John B. Kilroy, Jr., the Company’s President and Chief Executive Officer. During the year ended December 31, 2000, 481,290 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Of these 481,290 common limited partnership units, 364,200 common limited partnership units were owned by Kilroy Industries. In addition, 1,739 of the 481,290 common limited partnership units were owned by a Vice President of the Company. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the identified common limited partnership unitholders.

Preferred Unitholders

As of December 31, 2001 and 2000, the Company had issued and outstanding 700,000 9.375% Series C Cumulative Redeemable Preferred units (the “Series C Preferred units”), 1,500,000 8.075% Series A Cumulative Redeemable Preferred units (the “Series A Preferred units”), and 900,000 9.250% Series D Cumulative Redeemable Preferred units (the “Series D Preferred units”), representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. The Series C, Series A and Series D Preferred units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after November 24, 2003, February 6, 2003, and December 9, 2004, respectively, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C, Series A and Series D Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 9.375% Series C Cumulative Redeemable Preferred stock beginning November 24, 2008, the Company’s 8.075% Series A Cumulative Redeemable Preferred stock beginning February 6, 2008, and the Company’s 9.250% Series D Cumulative Redeemable Preferred Stock beginning December 9, 2009, respectively, or earlier under certain circumstances.

The Company makes quarterly distributions to the Series C, Series A and Series D Preferred unitholders on the 15th day of each February, May, August and November. Included in the Series C, Series A and Series D Preferred unit balances on the balance sheet at December 31, 2001 and 2000 were $0.4 million, $0.8 million and $0.5 million of accrued distributions payable to the Series C, Series A and Series D Preferred unitholders, respectively.

Development LLCs

The Company became a 50% managing member in each of the Development LLCs in March 1999 as a result of the acquisition of certain undeveloped land and the simultaneous contribution of such land to the Development LLCs. The Development LLCs are consolidated for financial reporting purposes because the Company holds a 50% ownership interest combined with the ability to control all significant development decisions.

10.    Stockholders’ Equity

During 2001 and 2000, 687,591 and 481,290 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 9). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

During 2000, the SEC declared effective two registration statements filed by the Company on Form S-3 which registered the potential issuance and resale of up to a total of 805,052 shares of the Company’s common stock in exchange for 805,052 common limited partnership units of the Operating Partnership previously issued in connection with certain property acquisitions. In February 2002, the Company filed a registration statement on

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Form S-3 which registered the potential issuance and resale of up to a total of 1,133 shares of the Company’s common stock in exchange for 1,133 common limited partnership units of the Operating partnership previously issued in connection with the related party acquisition (see Note 14). The common limited partnership units may be exchanged at the Company’s option into shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock resulting from any such exchange.

In June 2000, the Company’s Compensation Committee, comprised of two independent directors, granted 175,000 shares of restricted stock to certain key employees, the grantees. The restricted shares have the same dividend and voting rights as common stock. The restricted shares are included in the Company’s calculation of weighted average basic and diluted outstanding shares at December 31, 2001 and 2000 (see Note 12 for the terms of the restricted stock grant and the amortization of the related compensation expense).

The Company has a share repurchase program which was approved in December 1999, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. During the years ended December 31, 2000 and 1999, the Company repurchased 1,999,300 and 265,000 shares of its common stock in open market transactions for an aggregate repurchase price of $41.2 and $5.4 million, or $20.58 and $20.19 per share, respectively. Repurchases were funded primarily through proceeds received from the Company’s dispositions, working capital and borrowings on the Company’s Credit Facility. The Company did not repurchase any shares during the year ended December 31, 2001. As of December 31, 2001, an aggregate of 735,700 shares remained eligible for repurchase under this program.

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) which is designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs: the Dividend Reinvestment Program (the “DRIP”), the Cash Option Purchase Plan (the “COPP”), and the Waiver Discount Plan (the “WDP”). The DRIP provides existing common stockholders with the opportunity to purchase additional shares of the Company’s common stock by automatically reinvesting all or a portion of their cash dividends. The COPP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company’s common stock by making optional cash purchases, at no discount to market, between $100 to $5,000 and $750 to $5,000, respectively, in any calendar month. The WDP provides existing common stockholders and other investors with the opportunity to purchase additional shares of the Company’s common stock by making optional cash purchases, at a discount to market of up to 2% of the average per share price reported on the NYSE, of greater than $5,000 in any calendar month. The Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions, except for shares acquired under the WDP which are purchased only from previously unissued shares of common stock. Participation in the Plan is entirely voluntary, and can be terminated at any time. As of December 31, 2001, there were no previously unissued shares acquired under the Plan.

The Company has an effective “shelf” registration statement for the issuance of $313 million of the Company’s equity securities.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued distributions at December 31, 2001 and 2000, consisted of the following amounts payable to registered common stockholders of record holding 27,426,071 and 26,475,470 shares of common stock, respectively, and common unitholders holding 3,060,954 and 3,748,545 common limited partnership units of the Operating Partnership, respectively:

	December 31,
	2001	2000
	(in thousands)
Distributions payable to:
Common stockholders	$13,165	$11,914
Common unitholders of the Operating Partnership	1,469	1,687

Total accrued distributions	$14,634	$13,601

11.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2016 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2001, are summarized as follows:

Year Ending	(in thousands)
2002	$165,595
2003	156,890
2004	140,534
2005	121,097
2006	102,425
Thereafter	343,984

Total	$1,030,525

12.    Employee Retirement and Stock Option and Incentive Plans

Retirement Savings Plan

Effective November 1, 1997, the Company adopted a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to twenty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan when they meet certain requirements concerning minimum period of credited service. For the years ended December 31, 2001, 2000, and 1999, the Company contributed $0.3 million, $0.2 million, and $0.1 million respectively to the 401(k) Plan.

Stock Option and Incentive Plan

The Company has established a stock option and incentive plan (the “Stock Plan”) for the purpose of attracting and retaining officers and key employees, under which restricted shares or stock options may be

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted. The Stock Plan authorizes the issuance of 3,000,000 shares of common stock of the Company. At December 31, 2001 and 2000, an aggregate of 1,436,341 and 1,608,140 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $23.15 and $23.20, respectively. The weighted average exercise price of the options outstanding at December 31, 2001 and 2000 was $23.22 and $23.13, respectively, with a weighted average remaining contractual life of 6.0 years and 7.1 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

Restricted stock is subject to restrictions determined by the Company’s Compensation Committee. The Compensation Committee, comprised of three Directors who are not officers of the Company, determines compensation, including awards under the Stock Plan, for the Company’s executive officers. Restricted stock has the same dividend and voting rights as common stock and is issued and outstanding. In connection with the Company’s initial public offering in January 1997, 100,000 shares of restricted stock were issued to an executive officer of the Company for a price of $1,000 and vest 20% per year over a five-year period. Compensation expense is determined by reference to the market value of the Company’s common shares and is being amortized on a monthly basis over the five-year vesting period. Compensation expense relating to these shares was approximately $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in general and administrative expense in the consolidated statements of operations. On June 23, 2000, the Company granted 175,000 shares of restricted stock to certain key employees, the grantees. The shares of restricted stock contain stock-vesting provisions such that the shares vest 100% on March 1, 2003. Compensation expense for the restricted shares is calculated based on the closing per share price of $24.94 on the June 23, 2000 grant date and is amortized on a straight-line basis over the vesting period. The compensation expense related to this restricted stock grant was approximately $1.6 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively, and is included in general and administrative expense in the consolidated statements of operations. In the event all of the grantees remain with the Company until the March 1, 2003 stock-vesting date, non-cash compensation expense related to this grant will be recorded at a rate of approximately $1.6 million per year. Restricted shares are included in the Company’s weighted average basic and diluted outstanding shares at December 31, 2001.

The Company’s stock option activity is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,344,000	$23.37
Granted	25,000	20.38
Cancelled	(375,000)	24.43

Outstanding at December 31, 1999	1,994,000	23.07
Granted	95,000	23.93
Exercised	(59,535)	22.42
Cancelled	(16,666)	27.69

Outstanding at December 31, 2000	2,012,799	23.13
Granted	25,000	26.51
Exercised	(424,797)	22.43
Cancelled	(80,000)	25.06

Outstanding at December 31, 2001	1,533,002	$23.22

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and will continue to use the intrinsic value based method of accounting prescribed by Account Practice Bulletin opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, no compensation cost has been recognized for the options granted under the Stock Plan. Had compensation cost for the Company’s Stock Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and net income on a per share basis would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Net income:
As reported	$38,431	$46,846	$39,895
Pro forma	37,750	44,638	37,264
Net income per common share—basic:
As reported	1.41	1.76	1.44
Pro forma	1.39	1.68	1.35
Net income per common share—diluted:
As reported	1.40	1.75	1.44
Pro forma	$1.38	$1.67	$1.34

The fair value of each option grant issued in 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (amounts shown as 2001, 2000, and 1999, respectively): (a) dividend yield of 7.03%, 6.90%, and 6.73%, (b) expected volatility of the Company’s stock of 24.8%, 26.2%, and 27.0%, (c) risk free interest rate of 4.47%, 5.18%, and 6.64%, and (d) expected option life of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

13.    Commitments and Contingencies

Operating leases—The Company has noncancelable ground lease obligations on the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for an additional 30 years; 12312 W. Olympic Boulevard in Santa Monica, California with the primary lease expiring in January 2065 and a smaller secondary lease expiring in September 2011; and Kilroy Airport Center, Long Beach, California with an initial lease period expiring July 2035. On the Kilroy Airport Center and the SeaTac Office Center ground leases, rentals are subject to adjustments every five years based on the Consumer Price Index. On the 12312 W. Olympic Boulevard ground lease, rentals are subject to adjustments every year based on the Consumer Price Index.

The minimum commitment under these leases at December 31, 2001 was as follows:

Year Ending	(in thousands)
2002	$1,816
2003	1,817
2004	1,820
2005	1,800
2006	1,788
Thereafter	44,688

Total	$53,729

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase agreement—In connection with an agreement signed with The Allen Group in October 1997, the Company has agreed to purchase one office property encompassing 128,000 rentable square feet, subject to the property meeting certain occupancy thresholds and other tenancy requirements. The purchase price for this property will be determined at the time of acquisition based on the net operating income at that time. The Company expects that in the event that this acquisition does occur, it would be financed with borrowings under the Credit Facility and the issuance of common limited partnership units of the Operating Partnership.

Litigation—Neither the Company nor any of the Company’s properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

In July 2001, the Company was named as party to a lawsuit filed by certain limited partnerships affiliated with The Allen Group (‘‘The Allen Group Partnerships’’) that are members of the Development LLCs. Management strongly disagrees with the allegations outlined in the suit and is vigorously contesting the action. The lawsuit alleges that the Operating Partnership breached the Development LLCs’ governing documents. The complaint also contains other related common law claims and seeks both monetary and non-monetary relief. Although the ultimate outcome of this lawsuit cannot be determined at this time and the total amount of any damages cannot be reasonably estimated, management does not believe that an unfavorable result would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Environmental Matters—The Company follows the policy of monitoring its Properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the Properties that would have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

14.    Related-Party Transactions

Acquisition and Note Receivable from Related Party

In May 2000, the Company initiated actions that put it in a position to acquire the fee interest in a three building office complex located in El Segundo, California from KAICO, a partnership owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members (see Note 3).

On May 1, 2000, the Company purchased a non-recourse note receivable secured by the aforementioned office complex with an outstanding principal balance of $60.8 million, accrued interest of $10.2 million, an annual interest rate of 9.63%, and a maturity date of February 1, 2005 from an institutional lender for $45.3 million. At the time of the acquisition, KAICO was in payment default under the terms of the note. The Company recorded its investment in the impaired note at the $45.3 million purchase price and recorded no additional impairment allowance since the Company believed that the purchase price of the note was less than

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair market value of the complex securing it as supported by independent, third-party appraisals. The Company and KAICO also entered into agreements whereby the Company agreed to pay KAICO approximately $3.3 million for the reimbursement of expenditures incurred by KAICO on the complex since 1997 and for the modification of an existing option that the Company holds to purchase the complex. The acquisition of the note was funded with borrowings under the Company’s Credit Facility.

As a result of the acquisition of the note, the Company received approximately $2.7 million which was recorded as interest income during the year ended December 31, 2000. In October 2000, the Company and KAICO agreed to modify the terms of the note to write down the principal value and accrued interest to $45.3 million. In connection with the modification of the note in October 2000, a wholly-owned subsidiary of the Company acquired a 25% tenancy-in-common interest in the complex from KAICO subject to 25% or $11.3 million of the $45.3 million note in exchange for 1,133 common units of the Operating Partnership valued at approximately $30,000 based upon the closing share price of the Company’s common stock as reported on the New York Stock Exchange. This 25% tenancy-in-common interest is included as an investment in unconsolidated real estate in the consolidated balance sheet at December 31, 2000. During the fourth quarter of 2000, the Company recorded approximately $0.2 million as other income related to its equity in earnings from its 25% tenancy-in-common interest.

In January 2001, the Company purchased the remaining 75% tenancy-in-common interest in the complex from KAICO for $33.4 million in cash. The Company partially funded the acquisition with $28.4 million in proceeds from property dispositions that were held for use in tax-deferred property exchanges and included in restricted cash at December 31, 2000. The remaining $5.0 million was funded with borrowings under the Company’s Credit Facility. Concurrent with the purchase of the 75% interest, the outstanding note receivable from related party and related accrued interest balances were paid to the Company. The Company owned a 100% interest in the complex as a result of the acquisition of the 75% interest.

Other Transactions

On January 1, 2001, KSI was merged into a newly formed entity, KSLLC. Prior to the merger, John B. Kilroy, Sr. and John B. Kilroy, Jr. owned 100% of the voting interest of KSI, and the Operating Partnership owned 100% of the non-voting preferred stock representing a 95% economic interest in KSI. In connection with the merger, Messrs. Kilroy received $8,000 in cash for their economic interest and KSLLC became a wholly-owned subsidiary of the Company (see Note 1).

As part of the Company’s marketing strategy, in April 2000, KSI entered into an agreement with TradeWind Navigation, Inc., a company owned solely by John B. Kilroy, Sr., to charter a sailing vessel for 26 weeks during the year. KSLLC assumed this agreement on January 1, 2001. The Company uses the sailing vessel in its marketing efforts by sponsoring broker events. During year ended December 31, 2001, the KSLLC paid TradeWind Navigation, Inc. approximately $0.3 million under this agreement. During year ended December 31, 2000, the KSI paid TradeWind Navigation, Inc. approximately $0.2 million under this agreement.

In October 1997, KSI entered into a management agreement to manage the development of certain properties owned by entities under the common control of a senior executive officer of The Allen Group. KSLLC assumed this agreement and the related receivables as of January 1, 2001. At December 31, 2001, KSLLC had a receivable balance of $80,000 for management fees earned. At December 31, 2000, KSI had a receivable balance of approximately $0.2 million for management fees earned.

At December 31, 2001 and 2000, other assets include a note receivable and accrued interest totaling approximately $0.3 million for both years due from a Senior Vice President of the Company. The note bears interest at 8%, matures in July 2005 and is secured by real property owned by the officer.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to management agreements, the Operating Partnership provided management and leasing services during 2000 and 1999, with respect to two properties, each of which were beneficially owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. The Operating Partnership recorded fees of $0.1 million and $0.1 million for the years ended December 31, 2000 and 1999, respectively, relating to the management and leasing services.

15.    Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company’s variable-rate secured debt and unsecured term facility, outstanding borrowings on the Credit Facility, and note receivable from related party approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.

For fixed-rate secured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s fixed-rate secured debt was $301 million and $257 million at December 31, 2001 and 2000, respectively.

16.    Lease Termination Fee

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

Upon the execution of the stipulation, the Company obtained possession of approximately 128,000 of the total 151,000 rentable square feet leased to eToys. eToys occupied the remaining 23,000 rentable square feet through August 15, 2001 and paid rent on this space based upon the terms in the stipulation.

17.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities including legal administration, accounting, finance, and management information systems which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, and ground leases) and excludes interest income and expense, depreciation and amortization, and corporate general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (see Note 2). There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2001, 2000 and 1999.

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Revenues and Expenses
Office Properties:
Operating revenues(1)	$164,153	$132,182	$109,289
Property and related expenses	39,929	31,766	26,539

Net operating income, as defined	124,224	100,416	82,750

Industrial Properties:
Operating revenues(1)	44,462	50,339	49,253
Property and related expenses	6,877	7,815	7,896

Net operating income, as defined	37,585	42,524	41,357

Total Reportable Segments:
Operating revenues(1)	208,615	182,521	158,542
Property and related expenses	46,806	39,581	34,435

Net operating income, as defined	161,809	142,940	124,107

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	161,809	142,940	124,107
Other unallocated revenues:
Interest income	1,030	4,602	1,175
Other unallocated expenses:
General and administrative expenses	12,435	11,114	9,091
Interest expense	41,679	39,109	26,309
Depreciation and amortization	51,913	41,125	33,794

Income from operations	56,812	56,194	56,088
Net gains on dispositions of operating properties	4,714	11,256	46
Minority interests	(21,703)	(20,604)	(16,239)
Cumulative effect of change in accounting principle	(1,392)

Net income	$38,431	$46,846	$39,895

(1)	All operating revenues are comprised of amounts received from external tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000

	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$933,300	$828,449
Undeveloped land and construction in progress, net	191,129	162,633
Investment in unconsolidated real estate		12,405
Total assets	1,176,145	1,052,106

Industrial Properties:
Land, buildings and improvements, net	234,900	287,657
Total assets	248,459	301,726

Total Reportable Segments:
Land, buildings and improvements, net	1,168,200	1,116,106
Undeveloped land and construction in progress, net	191,129	162,633
Investment in unconsolidated real estate		12,405
Total assets	1,424,604	1,353,832

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,424,604	1,353,832
Other unallocated assets:
Cash and cash equivalents	16,487	17,600
Restricted cash	5,413	35,014
Note receivable from related party		33,274
Deferred financing costs, net	3,944	7,707
Prepaid expenses and other assets	6,781	7,941

Total consolidated assets	$1,457,229	$1,455,368

	December 31,
	2001	2000

	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for undeveloped land and construction in progress	$134,004	$155,411
Acquisition of operating properties	38,875
Recurring capital expenditures and tenant improvements	11,933	10,448
Investment in unconsolidated real estate		12,405

Industrial Properties:
Recurring capital expenditures and tenant improvements	4,989	4,934

Total Reportable Segments:
Expenditures for undeveloped land and construction in progress	134,004	155,411
Acquisition of operating properties	38,875
Recurring capital expenditures and tenant improvements	16,922	15,382
Investment in unconsolidated real estate		12,405

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the three years ended December 31, 2001, 2000 and 1999:

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except share and per share amounts)
Numerator:
Net income before cumulative effect of change in accounting principle	$39,823	$46,846	$39,895
Cumulative effect of change in accounting principle	(1,392)

Net income—numerator for basic and diluted earnings per share	$38,431	$46,846	$39,895

Denominator:
Basic weighted average shares outstanding	27,167,006	26,598,926	27,701,495
Effect of dilutive securities—stock options	205,945	156,058	25,808

Diluted weighted average shares and common share equivalents outstanding	27,372,951	26,754,984	27,727,303

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.46	$1.76	$1.44
Cumulative effect of change in accounting principle	(0.05)

Net income	$1.41	$1.76	$1.44

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$1.45	$1.75	$1.44
Cumulative effect of change in accounting principle	(0.05)

Net income	$1.40	$1.75	$1.44

At December 31, 2001, Company employees and directors held options to purchase 123,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Tax Treatment of Distributions

The income tax reporting for distributions paid to registered common stockholders and common limited partnership unitholders during the years ended December 31, 2001 and 2000 was as follows:

	2001	2000
	(in thousands)
Distributions for record dates March 31, June 30, and September 30 reportable in the current year	$1.440	$1.350
Distributions for record date December 31 reportable in following year	0.480	0.450

Total distributions per share	$1.920	$1.800

The income tax treatment for distributions reportable in 2001 and 2000, as identified in the table above, was as follows:

	2001	2000
Percent of distributions taxable as ordinary income	57.82%	62.71%
Percent of distributions taxable as unrecaptured section 1250 capital gains	1.39	3.56
Percent of distributions taxable as twenty percent rate gain	1.52	8.42
Percent of distributions not taxable as current year return of capital	39.27	25.31

	100.00%	100.00%

20.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2001 and 2000 was as follows:

	2001 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Total revenues	$50,367	$58,234	$51,446	$49,598
Income before minority interests and cumulative effect of change in accounting principle	12,172	20,739	15,232	13,383
Net income	6,426	15,097	9,283	7,625
Net income per common share diluted	$0.24	$0.55	$0.34	$0.28

	2000 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Total revenues	$43,771	$45,336	$47,249	$50,768
Income before minority interests	14,449	17,939	21,519	13,544
Net income	9,578	12,804	15,679	8,786
Net income per common share diluted	$0.35	$0.49	$0.59	$0.33

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Subsequent Events

On February 15, 2002, aggregate distributions of $3.4 million were paid to the Series C, Series A and Series D Preferred unitholders.

On February 14, 2002, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.495 per common share payable on April 17, 2002 to shareholders of record on March 29, 2002.

On February 1, 2002, the Company repaid the full principal balance of a construction loan which had a balance of $9.1 million at December 31, 2001 (see Note 6).

On January 17, 2002, aggregate distributions of $14.6 million were paid to common stockholders and common unitholders of record on December 28, 2001.

On January 10, 2002, the Company borrowed $80.0 million under a fixed-rate mortgage loan (see Note 6).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Schedule of Rental Property

	December 31, 2001
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at which Carried at Close of Period
Property Location	Land	Buildings and Improvements		Land	Building	Total	Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
	(dollars in thousands)
Office Properties:
Kilroy Airport Center, El Segundo El Segundo, California	$6,141	$69,195	$25,504	$6,141	$94,699	$100,841	$59,090	1983	(C)	706,302
Kilroy Airport Ceter, Phase I— Long Beach, California			24,573		24,573	24,572	3,607	1997	(A)	225,083
Kilroy Airport Center, Phase II— Long Beach, California		47,387	10,391		57,778	57,778	27,331	1989	(C)	395,613
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California	1,518	2,612	257	1,518	2,869	4,387	498	1997	(A)	42,790
2829 Townsgate Road Thousand Oaks, California	5,248	8,001	1,210	5,248	9,211	14,459	1,471	1997	(A)	81,158
181/185 S. Douglas Street El Segundo, California	525	4,687	2,507	628	7,091	7,719	4,394	1978	(C)	62,150
SeaTac Office Center Seattle, Washington		25,993	19,457		45,450	45,450	30,525	1977	(C)	532,651
23600-23610 Telo Avenue Torrance, California	2,636	3,975	667	2,636	4,642	7,278	725	1997	(A)	79,967
2100 Colorado Avenue Santa Monica, California	5,474	26,087	459	5,476	26,544	32,020	3,388	1997	(A)	94,844
5151-5155 Camino Ruiz Camarillo, California	4,501	19,710	1,876	4,501	21,586	26,087	2,743	1997	(A)	276,216
111 Pacifica Irvine, California	5,165	4,653	791	5,166	5,443	10,609	822	1997	(A)	67,381
2501 Pullman
Santa Ana, California	6,588	9,211	(9,129)	2,629	4,041	6,670	1,100	1997	(A)	51,750
26541 Agoura Road Calabasas, California	1,979	9,630	2,466	1,979	12,096	14,075	2,311	1997	(A)	90,878
9451 Toledo Way Irvine, California		869	1,223		2,092	2,092	493	1997	(A)	27,200
1633 26th Street Santa Monica, California	2,080	6,672	411	2,040	7,123	9,163	1,528	1997	(A)	43,800
4351 Latham Avenue Riverside, California	307	1,555	169	307	1,724	2,031	256	1997	(A)	21,357
4361 Latham Avenue Riverside, California	764	3,577	145	765	3,721	4,486	479	1997	(A)	30,581
601 Valencia Avenue Brea, California	3,518	2,900	99	3,519	2,998	6,517	417	1997	(A)	60,891
3750 University Avenue Riverside, California	2,909	19,372	602	2,912	19,971	22,883	2,515	1997	(A)	124,986
6220/6215 Greenwich Drive San Diego, California	4,796	15,863	8,225	5,148	23,736	28,884	3,221	1997	(A)	212,214
6055 Lusk Avenue San Diego, California	3,935	8,008	21	3,942	8,022	11,964	955	1997	(A)	93,000
6260 Sequence Drive San Diego, California	3,206	9,803	23	3,212	9,820	13,032	1,169	1997	(A)	130,000
6290 Sequence Drive San Diego, California	2,403	7,349	17	2,407	7,362	9,769	876	1997	(A)	90,000
8101 Kaiser Blvd. Anaheim, California	2,369	6,180	409	2,377	6,581	8,958	808	1997	(A)	60,177
3130 Wilshire Blvd. Santa Monica, California	8,921	6,579	3,554	9,188	9,866	19,054	1,887	1997	(A)	88,338

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	December 31, 2001
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at which Carried at Close of Period
Property Location	Land	Buildings and Improvements		Land	Building	Total	Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
	(dollars in thousands)
12312 W. Olympic Blvd. Los Angeles, California	$3,325	$12,202	$578	$3,399	$12,706	$16,105	$1,435	1997	(A)	78,000
Anaheim Corporate Center Anaheim, California	5,305	10,149	1,703	5,311	11,846	17,157	1,705	1997	(A)	157,758
525 N. Brand Blvd. Glendale, California	1,360	8,771	114	1,373	8,872	10,245	1,014	1997	(A)	43,647
Kilroy Airport Long Beach— Phase IV(2) Long Beach, California			2,088		2,088	2,088	1,372
501 Santa Monica Blvd. Santa Monica, California	4,547	12,044	972	4,551	13,012	17,563	1,704	1998	(A)	70,089
1240-1250 Lakeview Blvd. Anaheim, California	2,851	4,295	435	2,851	4,730	7,581	644	1998	(A)	78,903
5770 Armada Drive Carlsbad, California	2,626	7,880	6	2,626	7,886	10,512	845	1998	(A)	81,712
6340-6350 Sequence Drive San Diego, California	7,375	22,126	2,402	7,386	24,517	31,903	3,099	1998	(A)	199,000
15378 Avenue of Science San Diego, California	3,565	3,796	7	3,565	3,803	7,368	398	1998	(A)	68,910
10398-10421 Pacific Center Court San Diego, California	14,979	39,634	3,874	14,978	43,509	58,487	4,981	1998	(A)	411,339
3990 Ruffin Road San Diego, California	2,467	3,700	1	2,467	3,701	6,168	379	1998	(A)	45,634
9455 Town Center Drive San Diego, California		3,936	3,143	3,118	3,961	7,079	517	1998	(A)	45,195
Carmel Valley Corporate Center San Diego, California	3,207	18,176	42	3,213	18,212	21,425	1,693	1998	(A)	115,513
12348 High Bluff Drive San Diego, California	1,629	3,096	1,318	1,629	4,414	6,043	916	1999	(C)	40,274
4690 Executive Drive San Diego, California	1,623	7,926	455	1,623	8,381	10,004	743	1999	(A)	50,929
LPL Financial Complex San Diego, California	4,536	16,554	46	4,546	16,590	21,136	1,302	1999	(A)	126,000
Sorrento Gateway San Diego, California	7,106	15,816	190	7,106	16,006	23,112	1,829	1999	(C)	172,778
Kilroy Carmel Center Building 1 San Diego, California	2,167	6,897	(105)	2,167	6,792	8,959	643	1999	(C)	52,375
Kilroy Airport Center—Phase III Long Beach, California		49,654	4,213		53,867	53,867	6,052	1999/2000	(C)	328,502
12390 El Camino Real San Diego, California	3,453	11,981	67	3,453	12,048	15,501	974	2000	(C)	72,332
6310 Sequence Drive San Diego, California	2,941	4,946	(7)	2,941	4,939	7,880	328	2000	(C)	62,415
Carmel Mountain Tech Center San Diego, California	4,286	12,622	(1)	4,286	12,621	16,907	1,517	2000	(C)	103,000
24025 Park Sorrento Calabasas, California	845	15,896	343	845	16,239	17,084	1,177	2000	(C)	102,264
Westside Media Center—Phase II and III Los Angeles, California	4,681	43,116	(8,941)	4,329	34,527	38,856	1,715	2000	(C)	151,000
Kilroy Carmel Center Building 2 San Diego, California	4,184	19,352	1,314	4,184	20,666	24,850	1,295	2000	(C)	129,680
Kilroy Carmel Center Building 5 San Diego, California	3,452	16,152	851	3,452	17,003	20,455	963	2000	(C)	112,067

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	December 31, 2001
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at which Carried at Close of Period
Property Location	Land	Buildings and Improvements		Land	Building	Total	Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
	(dollars in thousands)
4955 Directors Place San Diego, California	$2,521	$14,122	$289	$2,521	$14,411	$16,932	$888	2000	(C)	76,246
10390 Pacific Center San Diego, California	3,267	5,779		3,267	5,779	9,046		2001	(C)	68,400
5717 Pacific Center San Diego California	2,693	6,280		2,693	6,280	8,973	151	2001	(C)	67,995
23975 Park Sorrento San Diego, California	765	17,720		765	17,720	18,485	127	2001	(C)	98,706
23925 Park Sorrento San Diego, California	50	2,346		50	2,346	2,396	39	2001	(C)	11,789
909 N. Sepulveda Blvd. El Segundo, California	3,576	34,042		3,576	34,042	37,618	920	2001	(A)	248,148
15051 Avenue of Science San Diego, California	2,888	5,780		2,888	5,780	8,668	10	2001	(C)	70,617
15073 Avenue of Science San Diego, California	2,070	5,728		2,070	5,728	7,798	30	2001	(C)	46,759
Kilroy Carmel Center Bldg. 3 San Diego, California	4,038	21,144		4,038	21,144	25,182	508	2001	(C)	129,752
10243 Genetic Center Drive San Diego, California	4,632	19,549		4,632	19,549	24,181	571	2001	(C)	102,875

TOTAL OFFICE PROPERTIES	$193,993	$823,075	$111,324	$193,638	$934,754	$1,128,392	$195,093			7,509,930

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$132	$867	$2,698	$132	$3,565	$3,697	$3,539	1954	(C)	192,053
3340 E. La Palma Avenue Anaheim, California	67	1,521	4,642	67	6,163	6,230	4,253	1966	(C)	153,320
2260 E. El Segundo Blvd. El Segundo, California	1,423	4,194	2,032	1,703	5,946	7,649	3,740	1979	(C)	113,820
2265 E. El Segundo Blvd. El Segundo, California	1,352	2,028	651	1,571	2,460	4,031	1,839	1978	(C)	76,570
1000 E. Ball Road Anaheim, California	838	1,984	921	838	2,905	3,743	2,371	1956 1974	(C)/ (A)	100,000
1230 S. Lewis Road Anaheim, California	395	1,489	2,058	395	3,547	3,942	2,842	1982	(C)	57,730
12681/12691 Pala Drive Garden Grove, California	471	2,115	2,705	471	4,820	5,291	3,891	1980	(A)	84,700
2270 E. El Segundo Blvd. El Segundo, California	361	100	156	419	198	617	106	1977	(C)	6,362
5115 N. 27th Avenue Phoenix, Arizona	125	1,206	807	125	2,013	2,138	1,203	1962	(C)	130,877
12752-12822 Monarch Street Garden Grove, California	3,975	5,238	587	3,975	5,825	9,800	889	1997	(A)	277,037
4155 E. La Palma Avenue Anaheim, California	1,148	2,681	404	1,148	3,085	4,233	491	1997	(A)	74,618
4125 E. La Palma Avenue Anaheim, California	1,690	2,604	14	1,690	2,618	4,308	396	1997	(A)	69,472
Brea Industrial Properties Brea, California	1,263	13,927	203	1,263	14,130	15,393	1,919	1997	(A)	276,278
Garden Grove Industrial Properties Garden Grove, California	1,868	11,894	523	1,868	12,417	14,285	1,716	1997	(A)	275,971
17150 Von Karman Irvine, California	4,848	7,342	82	4,848	7,424	12,272	993	1997	(A)	157,458

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	December 31, 2001
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at which Carried at Close of Period
Property Location	Land	Buildings and Improvements		Land	Building	Total	Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
	(dollars in thousands)
7421 Orangewood Avenue Garden Grove, California	$612	$3,967		$612	$3,967	$4,579	$501	1997	(A)	82,602
5325 East Hunter Avenue Anaheim, California	1,728	3,555		1,728	3,555	5,283	474	1997	(A)	109,449
9401 Toledo Way Irvine, California	8,572	7,818	$(2,331)	5,665	8,394	14,059	1,021	1997	(A)	244,800
12400 Industry Street Garden Grove, California	943	2,110	35	943	2,145	3,088	291	1997	(A)	64,200
Walnut Park Business Center Diamond Bar, California	2,588	6,090	1,336	2,955	7,059	10,014	871	1997	(A)	165,685
2055 S.E. Main Street Irvine, California	772	2,343	152	772	2,495	3,267	308	1997	(A)	47,583
14831 Franklin Avenue Tustin, California	1,112	1,065	271	1,113	1,335	2,448	219	1997	(A)	36,256
1675 MacArthur Costa Mesa, California	2,076	2,114	153	2,076	2,267	4,343	262	1997	(A)	50,842
3130-3150 Miraloma Anaheim, California	3,335	3,727	1	3,335	3,728	7,063	456	1997	(A)	144,000
3125 E. Coronado Street Anaheim, California	3,669	4,341	245	3,669	4,586	8,255	533	1997	(A)	144,000
1951 E. Carnegie Santa Ana, California	1,830	3,630	1,622	1,844	5,238	7,082	619	1997	(A)	100,000
5115 E. La Palma Avenue Anaheim, California	2,462	6,675	4,504	2,464	11,177	13,641	1,345	1997	(A)	286,139
3735 Imperial Highway Stockton, California	764	10,747	18	764	10,765	11,529	1,283	1997	(A)	164,540
Alton Business Center Irvine, California	5,130	7,465	374	5,130	7,839	12,969	1,117	1998	(A)	143,117
1250 N. Tustin Avenue Anaheim, California	2,098	4,158	200	2,098	4,358	6,456	436	1998	(A)	84,185
2911 Dow Avenue Tustin, California	1,124	2,408	2	1,124	2,410	3,534	247	1998	(A)	54,720
892/909 Towne Center Drive Foothill Ranch, California	3,334	8,243	4,703	4,949	11,331	16,280	1,945	1998	(C)	303,533
3250 E. Carpenter Avenue Anaheim, California			2,289		2,289	2,289	308	1998	(C)	41,225
925 & 1075 Lambert Road Brea, California	3,326	7,020	1,757	3,326	8,777	12,103	1,177	2000	(C)	178,811
Anaheim Technology Center Anaheim, California	10,648	20,221	4,693	10,648	24,914	35,562	2,971	2000	(C)	593,992

TOTAL INDUSTRIAL PROPERTIES.	$76,079	$166,887	$38,507	$75,728	$205,745	$281,473	$46,572			5,085,945

TOTAL ALL PROPERTIES	$270,072	$989,962	$149,831	$269,366	$1,140,499	$1,409,865	$241,665			12,595,875

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.4 billion as of December 31, 2001.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 1999 to December 31, 2001:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Land, building and improvements, beginning of year	$1,321,439	$1,220,593	$1,081,925
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	88,426	100,846	138,668

Land, building and improvements, end of year	1,409,865	1,321,439	1,220,593

Undeveloped land and construction in progress, net, beginning of year	162,633	189,645	112,359
Change in undeveloped land and construction in progress, net	28,496	(27,012)	77,286

Undeveloped land and construction in progress, net, end of year	191,129	162,633	189,645
Investment in unconsolidated real estate		12,405

Total investment in real estate, net, end of year	$1,600,994	$1,496,477	$1,410,238

The following table reconciles the accumulated depreciation from January 1, 1999 to December 31, 2001:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Beginning of year	$205,332	$174,427	$145,347
Net additions during period—Depreciation and amortization for the year	36,333	30,905	29,080

End of year	$241,665	$205,332	$174,427

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2001, 2000 and 1999
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Year Ended December 31, 2001—Allowance for uncollectible tenant receivables and unbilled deferred rent	$3,617	$3,841	$(1,170)	$6,288

Year Ended December 31, 2000—Allowance for uncollectible tenant receivables and unbilled deferred rent	$2,693	$2,154	$(1,230)	$3,617

Year Ended December 31, 1999—Allowance for uncollectible tenant receivables and unbilled deferred rent	$1,456	$2,158	$(921)	$2,693

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

3.3	Form of Certificate for Common Stock of the Registrant(1)

3.4	Articles Supplementary of the Registrant designating 8.075% Series A Cumulative Redeemable Preferred Stock(10)

3.5	Articles Supplementary of the Registrant, designating 8.075% Series A Cumulative Redeemable Preferred Stock(13)

3.6	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(23)

3.7	Articles Supplementary of the Registrant designating its 9.375% Series C Cumulative Redeemable Preferred Stock(15)

3.8	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock(20)

4.1	Registration Rights Agreement, dated January 31, 1998(1)

4.2	Registration Rights Agreement, dated February 6, 1999(10)

4.3	Registration Rights Agreement, dated April 20, 1999(13)

4.4	Registration Rights Agreement, dated November 24, 1999(15)

4.5	Registration Rights Agreement, dated as of October 31, 1998(7)

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

4.7	Registration Rights Agreement, dated as of December 9, 1999(20)

4.8	Registration Rights Agreement, dated as of October 6, 2000(24)

4.9
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request.

10.1	Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated November 24, 1999(15)

10.2	Omnibus Agreement, dated as of October 30, 1996, by and among Kilroy Realty, L.P. and the parties named therein(1)

10.3	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty,L.P. and the parties named therein(1)

10.4	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

10.5	1998 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)

10.6	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors(1)

10.7	Lease Agreement, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(1)

10.8	First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(1)

Exhibit Number	Description

10.9	Lease Agreement, dated July 17, 1985, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.10
Lease Agreement, dated April 21, 1988, by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(1)

10.11	Lease Agreement, dated December 30, 1988, by and between Kilroy Long Beach Associates and City of Long Beach for Kilroy Long Beach Phase II(1)

10.12	First Amendment to Lease, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.13	Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.14	First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(1)

10.15	Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.16	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.17	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.18	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries, dated May 15, 1969, for SeaTac Office Center(1)

10.19	Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27, 1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.20	Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17, 1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.21	Airspace Lease, dated July 10, 1980, by and among the Washington State Department of Transportation, as lessor, and Sea Tac Properties, Ltd. and Kilroy Industries, as lessee(1)

10.22	Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for Sea/Tac Office Center(1)

10.23	Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.24	Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.25	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(1)

10.26	Environmental Indemnity Agreement(1)

10.27	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(1)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(1)

10.29	Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)

10.30	Employment Agreement between the Registrant and Richard E. Moran Jr.(1)

10.31	Employment Agreement between the Registrant and Jeffrey C. Hawken(1)

10.32	Employment Agreement between the Registrant and C. Hugh Greenup(1)

10.33	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

Exhibit Number	Description

10.34	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.35	License Agreement by and among the Registrant and the other persons named therein(1)

10.36	Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits(1)

10.37	Mortgage Note(1)

10.38	Indemnity Agreement(1)

10.39	Assignment of Leases, Rents and Security Deposits(1)

10.40	Variable Interest Rate Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.41	Environmental Indemnity Agreement(1)

10.42	Assignment, Rents and Security Deposits(1)

10.43	Form of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.44	Assignment of Leases, Rents and Security Deposits(1)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions, dated April 30, 1998, by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(2)

10.46	Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 30, 1998, by and between Camarillo Partners and Kilroy Realty, L.P.(2)

10.47	Purchase and Sale Agreement and Escrow Instructions, dated May 5, 1998, by and between Kilroy Realty, L.P. and Pullman Carnegie Associates(4)

10.48	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated June 27, 1998, by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(4)

10.49	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions, dated May 12, 1998, by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(3)

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

10.56	Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners(6)

10.57	First Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated August 22, 1998(6)

Exhibit Number	Description

10.58	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 5, 1998(6)

10.59	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 19, 1998(6)

10.60	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 22, 1998(6)

10.61	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 23, 1998(6)

10.62	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 25, 1998(6)

10.63	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 29, 1998(6)

10.64	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated October 2, 1998(6)

10.65	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated October 24, 1998(6)

10.66	Contribution Agreement, dated October 21, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(8)

10.67
Purchase and Sale Agreement and Escrow Instructions, dated December 11, 1998, by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(9)

10.68	Amendment to the Contribution Agreement, dated October 14, 2000, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens, dated October 21, 1998(15)

10.69
Amended and Restated Revolving Credit Agreement, dated as of October 8, 2000 among Kilroy Realty, L.P., Morgan Guaranty Trust Company of New York, as Bank and as Lead Agent for the Banks, and the Banks listed therein.(14)

10.70	Amended and Restated Guaranty of Payment, dated as of October 8, 2000, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of New York.(14)

10.71	Promissory Notes Aggregating $95.0 Million Payable to Teachers Insurance and Annuity Association of America(18)

10.72	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement Securing Promissory Notes Payable to Teachers Insurance and Annuity Association of America(18)

10.73	Second Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $400 million(19)

10.74	Second Amended and Restated Guaranty of Payment(19)

10.75	Credit Agreement and Form of Promissory Notes Aggregating $90.0 million(19)

Exhibit Number	Description

10.76	Variable Interest Rate Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing(19)

10.77	Guaranty of Recourse Obligations of Borrowing(19)

10.78	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 9, 1999(21)

10.79	Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 30, 1999(24)

10.80	Admission of New Partner and Amendment to New Partnership Agreement dated October 6, 2000(24)

10.81	Credit Agreement and Form of Promissory Notes Aggregating $100.0 million(22)

*10.82	Employment Agreement between the Registrant and Tyler H. Rose

*10.83	Secured Promissory Notes and Deeds of Trust Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company, dated January 10, 2002

21.1	List of Subsidiaries of the Registrant(17)

*23.1	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney (included in the signature page of this Form 10-K)

* Filed	herewith

**	Previously filed

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective in January 28, 1998 and incorporated herein by reference.

(2)	Previously filed as exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1998, and incorporated herein by reference.

(3)	Previously filed as exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(4)	Previously filed as exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.

(6)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1998, and incorporated herein by reference.

(8)	Previously filed as exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1998, and incorporated herein by reference.

(9)	Previously filed as exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 1999 and incorporated herein by reference.

(11)	Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 1999 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 1999 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

(18)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended March 31, 1999, and incorporated herein by reference.

(19)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(20)	Previously filed as exhibit 3.8 to the annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(21)	Previously filed as exhibit 4.18 to the Registration Statement on Form S-3 (No. 333-34638) and incorporated herein by reference.

(22)	Previously filed as an exhibit on Form 10Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

(23)	Previously filed as an exhibit on the Registration Statement on Form S-3 (No. 333-72229) as declared effective on September 15, 1999, and incorporated herein by reference.

(24)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.