Form 10-Q
period 2002-03-31
KILROY REALTY CORP
filed 2002-05-13
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

As of May 9, 2002, 27,698,160 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
INVESTMENT IN REAL ESTATE (Note 2):
Land and improvements	$277,842	$269,366
Buildings and improvements	1,179,214	1,140,499
Undeveloped land and construction in progress	204,566	191,129

Total investment in real estate	1,661,622	1,600,994
Accumulated depreciation and amortization	(248,702)	(241,665)

Investment in real estate, net	1,412,920	1,359,329

CASH AND CASH EQUIVALENTS	10,432	16,487
RESTRICTED CASH	5,984	5,413
TENANT RECEIVABLES, NET	30,051	32,151
DEFERRED FINANCING AND LEASING COSTS, NET (Note 4)	42,208	37,068
PREPAID EXPENSES AND OTHER ASSETS	4,896	6,781

TOTAL ASSETS	$1,506,491	$1,457,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 3)	$457,186	$459,587
Unsecured line of credit (Note 3)	284,000	155,000
Unsecured term facility (Note 3)		100,000
Accounts payable, accrued expenses and other liabilities (Note 4)	49,745	53,879
Accrued distributions (Note 9)	15,163	14,634
Rents received in advance and tenant security deposits	15,155	15,955

Total liabilities	821,249	799,055

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 5):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	74,477	49,176
Minority interests in Development LLCs (Notes 1 and 2)		15,869

Total minority interests	226,978	217,546

STOCKHOLDERS’ EQUITY (Note 6):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,571,948 and 26,426,071 shares issued and outstanding, respectively	275	274
Additional paid-in capital	494,354	479,295
Distributions in excess of earnings	(33,305)	(33,163)
Accumulated net other comprehensive loss (Note 4)	(3,060)	(5,778)

Total stockholders’ equity	458,264	440,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,506,491	$1,457,229

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2002	2001
REVENUES (Note 7):
Rental income	$45,295	$44,379
Tenant reimbursements	5,618	5,520
Interest income	285	436
Other income	1,437	32

Total revenues	52,635	50,367

EXPENSES:
Property expenses	7,701	6,982
Real estate taxes	3,850	3,635
General and administrative expenses	2,968	3,089
Ground leases	383	392
Interest expense	9,359	10,791
Depreciation and amortization	12,866	13,611

Total expenses	37,127	38,500

INCOME FROM OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES,MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	15,508	11,867
NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES		305

INCOME BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	15,508	12,172

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)
Minority interest in earnings of Operating Partnership	(1,510)	(845)
Recognition of previously reserved Development LLC preferred return (Notes 2 and 5)	3,908
Minority interest in earnings of Development LLCs	(1,024)	(134)

Total minority interests	(2,001)	(4,354)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,507	7,818
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		(1,392)

NET INCOME	$13,507	$6,426

Net income per common share—basic (Note 8)	$0.50	$0.24

Net income per common share—diluted (Note 8)	$0.49	$0.24

Weighted average shares outstanding—basic (Note 8)	27,256,206	26,713,078

Weighted average shares outstanding—diluted (Note 8)	27,550,482	26,971,289

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2001	27,426,071	$274	$479,295	$(33,163)	$(5,778)	$440,628
Net income				13,507		13,507
Other comprehensive income					2,718	2,718

Comprehensive income						16,225
Exercise of stock options	70,074		1,347			1,347
Issuance of restricted stock (Note 6)	81,729	1				1
Non-cash amortization of restricted stock grants			738			738
Repurchase of restricted stock	(6,926)		(199)			(199)
Conversion of common limited partnership units of the Operating Partnership	1,000
Adjustment for minority interest			13,173			13,173
Dividends declared ($0.495 per share)				(13,649)		(13,649)

BALANCE AT MARCH 31, 2002	27,571,948	$275	$494,354	$(33,305)	$(3,060)	$458,264

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,507	$6,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,866	13,611
Provision for uncollectable tenant receivables and deferred rent	1,256	1,336
Minority interest in earnings of Operating Partnership and Development LLCs	(1,374)	979
Non-cash amortization of restricted stock grants	738	548
Cumulative effect of change in accounting principle		1,392
Net gains on dispositions of operating properties		(305)
Other	(411)	(77)
Changes in assets and liabilities:
Tenant receivables	(1,221)	1,372
Deferred leasing costs	488	(106)
Prepaid expenses and other assets	(867)	(4,494)
Accounts payable, accrued expenses and other liabilities	(2,339)	289
Rents received in advance and tenant security deposits	(800)	14,217

Net cash provided by operating activities	21,843	35,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(2,259)	(4,778)
Expenditures for undeveloped land and construction in progress	(27,688)	(25,819)
Acquisition of minority interest in Development LLCs (Note 5)	(2,189)
Net proceeds received from dispositions of operating properties		3,220

Net cash used in investing activities	(32,136)	(27,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on unsecured line of credit	129,000	(29,000)
Proceeds from secured debt	87,423	9,282
Principal payments on secured debt and unsecured term facility (Note 3)	(189,824)	(1,429)
Financing costs	(6,315)	(78)
Proceeds from exercise of stock options	1,348	907
(Decrease) increase in restricted cash	(571)	28,352
Distributions paid to common stockholders and common unitholders	(14,634)	(13,601)
Net distributions to minority interests in Development LLCs	(2,189)	(175)

Net cash provided by (used in) financing activities	4,238	(5,742)

Net (decrease) increase in cash and cash equivalents	(6,055)	2,069
Cash and cash equivalents, beginning of period	16,487	17,600

Cash and cash equivalents, end of period	$10,432	$19,669

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$8,707	$8,810

Distributions paid to Cumulative Redeemable Preferred unitholders	$3,375	$3,375

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 9)	$15,163	$14,523

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 5)	$38,689

Note receivable repaid in connection with property acquisition		$33,274

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2002 and 2000
(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, develops, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of March 31, 2002, the Company’s stabilized portfolio of operating properties consisted of 88 office buildings (the “Office Properties”) and 61 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.3 million and 5.1 million rentable square feet, respectively, and was approximately 94.2% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties excluding properties currently under construction, renovation or in pre-development and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year of substantial building shell completion. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. As of March 31, 2002, the Company had three office properties encompassing an aggregate of approximately 213,900 rentable square feet which were in the lease-up phase. In addition, as of March 31, 2002, the Company had five office properties under construction or committed for construction and one property under renovation which when completed are expected to encompass an aggregate of approximately 696,500 and 78,000 rentable square feet, respectively.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.0% general partnership interest in the Operating Partnership as of March 31, 2002. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”) which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Notes 2 and 5). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The adoption of these statements did not have a material effect on the Company’s results of operations or financial condition.

2.    Acquisitions and Completed Development Projects

Acquisition of Minority Interest in Development LLC Properties

On March 25, 2002, the Company acquired The Allen Group’s interest in the assets of the Development LLCs which included nine San Diego office properties encompassing approximately 848,300 rentable square feet, and three San Diego development sites, encompassing approximately 11.9 acres (see Notes 1 and 5).

Completed Development Projects

During the three months ended March 31, 2002, the Company added the following development projects to the Company’s stabilized portfolio:

Property Type	Location	Completion Date	Stabilization Date	No. of Buildings	Rentable Square Feet	Stabilized Occupancy
Office	San Diego, CA	Q2 2001	Q1 2002	1	70,600	100%
Office	San Diego, CA	Q1 2002	Q1 2002	1	60,700	100%

Total				2	131,300

At March 31, 2002, the Company had the following three office properties in the lease-up phase:

Property Type	Location	Completion Date	No. of Buildings	Rentable Square Feet	Estimated Stabilization Date(1)	Percentage Committed(2)
Office(3)	Calabasas, CA	Q2 2001	1	98,700	Q2 2002	96%
Office	San Diego, CA	Q2 2001	1	46,800	Q2 2002	51%
Office	San Diego, CA	Q4 2001	1	68,400	Q2 2002	100%

Total			3	213,900

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Includes executed leases and signed letters of intent, calculated on a square footage basis.
(3)	This project was added to the Company’s stabilized portfolio in April 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Unsecured Line of Credit and Secured Debt

In March 2002, the Company obtained a new $425 million unsecured revolving credit facility (the “New Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line (the “Old Credit Facility”) which was scheduled to mature in November 2002. In connection with obtaining the New Credit Facility, the Company repaid its $100 million unsecured debt facility which was also scheduled to mature in September 2002. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.40% at March 31, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At March 31, 2002, the Company had borrowings of $284 million outstanding under the New Credit Facility and availability of approximately $140 million. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The New Credit Facility contains financial covenants consistent with those under the Old Credit Facility. The Company expects to use the New Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate uses.

In January 2002, the Company borrowed $80.0 million under a mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Old Credit Facility.

In February 2002, the Company repaid the $9.1 million principal balance of an existing construction loan, which had a stated maturity of April 2002. In March 2002, in connection with the acquisition of The Allen Group’s interest in the Development LLC properties (see Notes 2 and 5), the Company repaid three construction loans which had outstanding principal balances totaling $78.8 million. These loans had been secured by certain of the Development LLCs’ properties and had stated maturities ranging from April 2002 through May 2003. All of the repayments were funded with borrowings under the Company’s Credit Facility and did not require prepayment penalties.

Total interest capitalized for the three months ended March 31, 2002 and 2001 was $3.8 million and $3.3 million, respectively.

4.    Derivative Financial Instruments

In March 2002, the Company entered into a new interest rate swap agreement with a total notional amount of $50 million, which expires in January 2005. The agreement requires the Company to pay fixed interest payments based on an annual interest rate of 4.46% and receive variable interest payments based on LIBOR. As of March 31, 2002, the Company also had an existing swap agreement with a notional amount of $150 million, which expires in November 2002 and requires the Company to pay fixed interest payments based on an annual interest rate of 5.48% and receive variable interest payments based on LIBOR. As of March 31, 2002, the Company reported a liability of $3.1 million for the fair value of these two instruments, which is included in other liabilities in the consolidated balance sheets.

In March 2002, the Company entered into two new interest rate cap agreements with a total notional amount of $100 million and a LIBOR based annual cap rate of 4.25% that expire in January 2005. The $2.4 million cost will be amortized over the life of the agreements. As of March 31, 2002, the Company reported an asset of $2.5 million for the fair value of these instruments, which is included in deferred financing costs in the consolidated balance sheets.

All of the instruments described above have been designated as cash flow hedges. For the three months ended March 31, 2002, the Company did not record any gains or losses attributable to cash flow hedge

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. As of March 31, 2002, the balance in accumulated net other comprehensive loss relating to derivatives was $3.1 million. During the twelve-month period ending March 31, 2003, the Company estimates that it will reclassify approximately $3.0 million of this balance to interest expense.

5.    Minority Interests

Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002 (see Notes 2 and 5). The Company owned an 86.0% general partnership interest in the Operating Partnership as of March 31, 2002.

On March 25, 2002, the Company acquired The Allen Group’s minority interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs. The net consideration was approximately $40.9 million. The acquisition was funded with $2.2 million in cash and 1,398,068 common limited partnership units of the Operating Partnership valued at $38.7 million based upon the closing share price of the Company’s common stock as reported on the New York Stock Exchange. In connection with the acquisition, the Company recognized $3.9 million of preferred return income that had been previously earned but had been fully reserved for financial reporting purposes until the acquisition was complete and the related litigation between the parties was settled. The preferred return investment earned a 12.5% rate of return. In connection with the acquisition, the Company repaid three construction loans which were secured by certain of the Development LLC properties (see Note 3).

6.    Stockholders Equity

On February 26, 2002, the Company’s Compensation Committee granted an aggregate of 81,729 restricted shares of the Company’s Common Stock to certain executive officers under the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). All of the shares issued were granted at a value of $25.74 per share, the Company’s closing share price on the grant date, against the payment of the par value or $0.01 per share. Of the shares granted 20,541, vest over a one-year period and 61,188 vest over a two-year period. Compensation expense for these restricted shares will be amortized on a straight-line basis over the vesting periods. The restricted shares have the same dividend and voting rights as common stock.

On February 26, 2002, the Company’s Compensation Committee approved two new programs under the 1997 Plan for the future potential issuance of restricted stock to certain key employees as part of their annual and long-term incentive compensation. The number of shares that will ultimately be issued under these programs will be contingent upon both the Company and the individuals meeting certain financial and operating performance targets during each fiscal year. These awards will vest over one to two years, depending upon the specific program. The awards are payable at the discretion of the Compensation Committee and will be expensed over both the performance and vesting periods.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenues and Expenses:

Office Properties:
Operating revenues	$42,089	$38,356
Property and related expenses	10,541	9,322

Net operating income, as defined	31,548	29,034

Industrial Properties:
Operating revenues	10,261	11,575
Property and related expenses	1,393	1,687

Net operating income, as defined	8,868	9,888

Total Reportable Segments:
Operating revenues	52,350	49,931
Property and related expenses	11,934	11,009

Net operating income, as defined	40,416	38,922

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	40,416	38,922
Other unallocated revenues:
Interest income	285	436
Other unallocated expenses:
General and administrative expenses	2,968	3,089
Interest expense	9,359	10,791
Depreciation and amortization	12,866	13,611

Income from operations	15,508	11,867
Net gains on dispositions of operating properties		305
Minority interests	(2,001)	(4,354)
Cumulative effect of change in accounting principle		(1,392)

Net income	$13,507	$6,426

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

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income before cumulative effect of change in accounting principle	$13,507	$7,818
Cumulative effect of change in accounting principle		(1,392)

Net income—numerator for basic and diluted earnings per share	$13,507	$6,426

Denominator:
Basic weighted average shares outstanding	27,256,206	26,713,078
Effect of dilutive securities—stock options and restricted stock	294,276	258,211

Diluted weighted average shares and common share equivalents outstanding	27,550,482	26,971,289

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$0.50	$0.29
Cumulative effect of change in accounting principle		(0.05)

Net income	$0.50	$0.24

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$0.49	$0.29
Cumulative effect of change in accounting principle		(0.05)

Net income	$0.49	$0.24

At March 31, 2002, Company employees and directors held options to purchase 88,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

9.    Subsequent Events

On April 17, 2002, aggregate distributions of approximately $15.2 million were paid to common stockholders and common unitholders of record on March 29, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2001 and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, develops, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.0% general partnership interest in the Operating Partnership as of March 31, 2002.

Factors Which May Influence Future Results of Operations

Projected Future Occupancy Rates, Rental Rate Increases and Operating Result Trends.    For the three months ended March 31, 2002 and 2001, average occupancy in the Company’s stabilized portfolio was 94.6% and 96.8%, respectively. Prior to the first quarter of 2002, the Company had achieved historical average occupancy levels of above 95.0% since the time of its IPO in 1997. The Company believes that maintaining average occupancy levels above 95.0% will not be sustainable given the current economic environment as evidenced by the Company’s average occupancy of 94.6% at March 31, 2002. In addition, as of March 31, 2002, leases representing approximately 2.2% and 11.3% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remaining nine months of 2002 and in 2003, respectively. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, a downturn in tenants’ businesses may weaken tenants’ financial conditions and could result in defaults under lease obligations.

As of March 31, 2002, the Office and Industrial Properties represented 80.1% and 19.9%, respectively, of the Company’s annualized base rent. Leases representing approximately 958,000 square feet of office space, or 8.9% of the Company’s annualized base rent, and approximately 602,000 square feet of industrial space, or 2.3% of the Company’s annualized base rent, are scheduled to expire during the remainder of 2002 and in 2003. Management believes that the average rental rates for its Office Properties are below currently quoted market rates in each of its submarkets, and are approximately at currently quoted market rates in each of its submarkets for its Industrial Properties. During 2001 and 2000, the Company’s average rental rate increases on a cash and GAAP basis averaged approximately 15% and 26%, respectively. The Company believes that such rental rate increases may not be sustainable given the recent economic downturn. If the Company is unable to lease a significant portion of any vacant space or space scheduled to expire, if the Company experiences significant tenant defaults as a result of the current economic downturn, or if the Company is not able to lease space at or above current market rates, its results of operations, financial condition and cash flows would be adversely affected.

The Company’s operating results are and will continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.7% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, as a result of the events of September 11, 2001, the Company’s insurance costs increased across its portfolio approximately 18%. As of the date of this report, the Company has not experienced any material negative effects arising from either of these issues because approximately 75% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 25% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

Current Submarket Information.    While the Company has been encouraged by the recent improvement in the demand for rental space in the San Diego and Orange County regions, the demand for space in the Los Angeles County region continues to not be as strong as the Company experienced from 1998 through 2000. Consequently, management cannot predict when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. At March 31, 2002, the Company’s Los Angeles office portfolio was 86.3% occupied with approximately 513,000 rentable square feet available for lease. In addition, as of March 31, 2002, leases representing an aggregate of approximately 68,200 and 643,600 rentable square feet were scheduled to expire during the remainder of 2002 and in 2003, respectively, in the Company’s Los Angeles stabilized portfolio. At March 31, 2002, the Company had two in-process development projects in the Los Angeles region encompassing an aggregate of 284,700 rentable square feet, 151,000 of which is presently expected to become available for lease in the second quarter of 2002 and 133,700 of which is presently expected to become available for lease in the third quarter of 2002. If the Company is unable to lease a significant portion of this available space or space scheduled to expire in 2002, if existing tenants do not renew their leases in this region, or if rental rates for the Company’s Los Angeles properties decrease, the Company’s results of operations, financial condition and cash flows would be adversely affected.

Projected Development Trends.    During the three months ended March 31, 2002, the Company stabilized two office buildings encompassing an aggregate of approximately 131,300 rentable square feet for a total estimated investment of approximately $32 million. Management believes that the most significant part of the Company’s expected revenue growth within the next two years will come from the lease-up and stabilization of approximately 911,500 rentable square feet of office space in lease-up, under construction or committed construction at March 31, 2002, and its development pipeline of approximately 1.1 million rentable square feet of office space presently expected to be developed over the next four years. Given the recent economic downturn, the Company may not be able to maintain the same level of development activity in the future, or may not be able to complete and lease development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years. The Company has a proactive development planning process which continually evaluates the size, timing, and scope of the Company’s development program in 2002 and beyond, will be evaluated and, as necessary, scaled to reflect the economic conditions and the real estate fundamentals that exist in the Company’s submarkets.

Recent Information Regarding Significant Tenants.    As of March 31, 2002, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 1.1 million rentable square feet of office space under ten separate leases, representing approximately 10.2% of the Company’s total annual base rental revenues. In December 2001, The Boeing Company exercised an option to early terminate one lease for approximately 211,000 rentable square feet in the Company’s SeaTac Office Center effective December 31, 2002. This lease was scheduled to expire in December 2004. The remaining Boeing Company leases are scheduled to expire at various dates over the next one to seven years.

On May 6, 2002, one of the Company’s tenants, Peregrine Systems, Inc., announced that its Chairman and Chief Executive Officer, and its Chief Financial Officer, resigned following the revelation by its new auditors of potential accounting inaccuracies. Peregrine currently leases four office buildings totaling 423,874 square feet under four separate leases. The Company is also developing a fifth property which, when completed, will encompass 114,780 square feet that upon completion is to be leased to Peregrine. The buildings are all located in a five-building campus designed for multi-tenant use in the Del Mar submarket of San Diego, California.

Peregrine Systems was current on all its rent obligations due through May 1, 2002 under its four leases. Under the terms of its leases, Peregrine is required to provide a letter of credit if it fails to meet certain financial covenants. Based on Peregrine’s most recently reported financial results dated January 24, 2002, Peregrine had met its financial requirements under the leases and was not obligated to post letters of credit.

Additional details of the leases are as follows:
	Building Status	Square Feet	Annual Base Rental Revenues (in millions)
Buildings 1, 2, 3 and 5	Completed and Stabilized(1)	423,874	$13.5
Building 4	Under Construction(2)	114,780	3.9

Total		538,654	$17.4

(1)	Building 5 is approximately 48% subleased; 41% to third party tenants and 7% to the Company.
(2)	Pursuant to the lease between Peregrine and the Company, rent is projected to commence on 62% of the space as of September 1, 2002 and on 38% of the space as of April 1, 2003.

The Company’s financial position, revenues and results of operations would be materially adversely affected if the Company’s significant tenants failed to renew their leases at all or renewed leases on terms less favorable to the Company, or if they become bankrupt or insolvent.

Results of Operations

A significant part of the Company’s revenue growth for the three-month period ended March 31, 2002 was attributable to its recently completed development projects. During the three months ended March 31, 2002, the Company completed the development of two office buildings encompassing an aggregate of approximately 131,300 rentable square feet that were added to the Company’s stabilized portfolio of operating properties. During the year ended December 31, 2001, the Company completed the development of four office buildings encompassing an aggregate of approximately 312,400 rentable square feet, all of which were included in the Company’s stabilized portfolio of operating properties at March 31, 2002. The Company’s stabilized portfolio of operating properties consists of all of the Company’s office and industrial properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy (“lease-up” properties) and projects currently under construction, renovation or in pre-development. At March 31, 2002, the Company had three office buildings encompassing an aggregate of approximately 213,900 rentable square feet in the lease-up phase and one renovation property encompassing approximately 78,000 rentable square feet. The Company’s development pipeline at March 31, 2002 included five office projects under construction or committed for construction which are expected to be completed and stabilized over the next two years and encompass an aggregate of approximately 696,500 rentable square feet. In addition, as of March 31, 2002, the Company owned approximately 58 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next four years.

The Company did not acquire any operating properties during the three months ended March 31, 2002. During the year ended December 31, 2001, the Company acquired a 75% tenancy-in-common interest in a three-building office complex encompassing an aggregate of approximately 366,000 rentable square feet. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000. During the three months ended March 31, 2002, the Company did not dispose of any properties. During the year ended December 31, 2001, the Company disposed of two office and seventeen industrial buildings encompassing an aggregate of approximately 80,100 and 721,900 rentable square feet, respectively, for aggregate sales price of $70.4 million and a net gain of approximately $4.7 million.

As a result of the properties disposed of subsequent to March 31, 2001 and the one renovation project taken out of service during 2001, net of the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to March 31, 2001, rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 390,000 rentable square feet, or 3.1%, to 12.4 million rentable square feet at March 31, 2002, compared to 12.8 million rentable square feet at March 31, 2001. As of March 31, 2002, the Company’s stabilized portfolio was comprised of 88 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.3 million rentable square feet and 61 industrial properties (the “Industrial Properties”) encompassing an aggregate of approximately 5.1 million rentable square feet. The stabilized portfolio occupancy rate at March 31, 2002 was 94.2%, with the Office Properties and Industrial Properties 91.2% and 98.5% occupied, respectively.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2002	2001
	(unaudited, dollars in thousands)
Revenues:
Rental income	$45,295	$44,379	$916	2.1%
Tenant reimbursements	5,618	5,520	98	1.8
Interest income	285	436	(151)	(34.6)
Other income	1,437	32	1,405	4390.6

Total revenues	52,635	50,367	2,268	4.5

Expenses:
Property expenses	7,701	6,982	719	10.3
Real estate taxes	3,850	3,635	215	5.9
General and administrative expenses	2,968	3,089	(121)	(3.9)
Ground leases	383	392	(9)	(2.3)
Interest expense	9,359	10,791	(1,432)	(13.3)
Depreciation and amortization	12,866	13,611	(745)	(5.5)

Total expenses	37,127	38,500	(1,373)	(3.6)

Income from operations	$15,508	$11,867	$3,641	30.7%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the three months ended March 31, 2002 and 2001.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$36,099	$34,096	$2,003	5.9%	$30,876	$31,125	$(249)	(0.8%)
Tenant reimbursements	4,556	4,234	322	7.6	4,194	3,654	540	14.8
Other income	1,434	26	1,408	5415.4	1,318	110	1,208	1098.2

Total	42,089	38,356	3,733	9.7	36,388	34,889	1,499	4.3

Property and related expenses:
Property expenses	7,123	6,311	812	12.9	6,248	5,683	565	9.9
Real estate taxes	3,035	2,619	416	15.9	2,559	2,365	194	8.2
Ground leases	383	392	(9)	(2.3)	333	332	1	0.3

Total	10,541	9,322	1,219	13.1	9,140	8,380	760	9.1

Net operating income, as defined	$31,548	$29,034	$2,514	8.7%	$27,248	$26,509	$739	2.8%

(1)	Stabilized office properties owned at January 1, 2001 and still owned at March 31, 2002.

Total revenues from Office Properties increased $3.7 million, or 9.7% to $42.1 million for the three months ended March 31, 2002 compared to $38.4 million for the three months ended March 31, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $2.0 million, or 5.9% to $36.1 million for the three months ended March 31, 2002 compared to $34.1 million for the three months ended March 31, 2001. For the quarter ended March 31, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.4% of recurring revenue. For the quarter ended March 31, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.8% of recurring revenue, excluding amounts recorded specifically for the eToys default. The gross increase in the provision for the first quarter 2002 compared to the first quarter 2001 was $0.3 million. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. During 2001 and in the first quarter of 2002, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. Rental income generated by the Core Office Portfolio decreased $0.2 million, or 0.8% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio decreased 2.5% to 93.3% for the three months ended March 31, 2002 compared to 95.8% for the three months ended March 31, 2001. An increase of $2.5 million was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”), offset by a decrease of $0.3 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”).

Tenant reimbursements from Office Properties increased $0.3 million, or 7.6% to $4.5 million for the three months ended March 31, 2002 compared to $4.2 million for the three months ended March 31, 2001. An increase of $0.5 million, or 14.8% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to an increase in insurance and utility costs, which were reimbursable by tenants. This increase was partially offset by a decrease of $0.1 million generated by the Office Development Properties due to the eToys default and a decrease of $0.1 million attributable to the Net Office Dispositions. Other income from Office Properties increased $1.4 million to $1.4 million for the three months ended March 31, 2002 compared to $26,000 for the three months ended March 31, 2001. This increase was primarily due to the recognition of a $1.2 million lease termination fee resulting from the early termination of a lease at a building in San Diego, California. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses from Office Properties increased $1.2 million, or 13.1% to $10.5 million for the three months ended March 31, 2002 compared to $9.3 million for the three months ended March 31, 2001. Property expenses from Office Properties increased $0.8 million, or 12.9% to $7.1 million for the three months ended March 31, 2002 compared to $6.3 million for the three months ended March 31, 2001. An increase of $0.6 million in property expenses was attributable to the Core Office Portfolio and was offset by an increase in tenant reimbursements. This increase was primarily attributable to higher insurance and utility costs due to an increase in rates. Of the remaining increase of $0.2 million, an increase of $0.3 million generated by the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Real estate taxes increased $0.4 million, or 15.9% to $3.0 million for the three months ended March 31, 2002 as compared to $2.6 million for the three months ended March 31, 2001. Real estate taxes for the Core Office Portfolio increased $0.2 million, or 8.2% for the three months ended March 31, 2002 compared to the comparable period in 2001. This increase was primarily due to supplemental real estate taxes paid during the three months ended March 31, 2002 and real estate tax refunds received during the three months ended March 31, 2001. The remaining increase of $0.2 million was attributable to the Office Development Properties. Ground lease expense from Office Properties remained consistent for both periods.

Net operating income, as defined, from Office Properties increased $2.5 million, or 8.7% to $31.5 million for the three months ended March 31, 2002 compared to $29.0 million for the three months ended March 31, 2001. Of this increase, $0.7 million was generated by the Core Office Portfolio and represented a 2.8% increase in net operating income for the Core Office Portfolio. The remaining increase of $1.8 million was generated by an increase of $2.1 million from the Office Development Properties, offset by a decrease of $0.3 million attributable to the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$9,196	$10,283	($1,087)	(10.6%)	$9,196	$8,781	$415	4.7%
Tenant reimbursements	1,062	1,286	(224)	(17.4)	1,062	1,036	26	2.5
Other income	3	6	(3)	(50.0)	3		3	100.0

Total	10,261	11,575	(1,314)	(11.4)	10,261	9,817	444	4.5

Property and related expenses:
Property expenses	578	671	(93)	(13.9)	575	467	108	23.1
Real estate taxes	815	1,016	(201)	(19.8)	815	859	(44)	(5.1)

Total	1,393	1,687	(294)	(17.4)	1,390	1,326	64	4.8

Net operating income, as defined	$8,868	$9,888	$(1,020)	(10.3%)	$8,871	$8,491	$380	4.5%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at March 31, 2002.

Total revenues from Industrial Properties decreased $1.3 million, or 11.4% to $10.3 million for the three months ended March 31, 2002 compared to $11.6 million for the three months ended March 31, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $1.1 million, or 10.6% to $9.2 million for the three months ended March 31, 2002 compared to $10.3 million for the three months ended March 31, 2001. For the quarters ended March 31, 2002 and 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.4% of recurring revenue. The gross provision for the first quarter 2002 remained consistent with the provision for bad debts and unbilled deferred rent recorded in the first quarter of 2001. The Company evaluates its reserve levels on a quarterly basis. During 2001, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. Rental income generated by the Core Industrial Portfolio increased $0.4 million, or 4.7% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average occupancy in the Core Industrial Portfolio increased 0.7% to 98.5% for the three months ended March 31, 2002 compared to 97.8% for the three months ended March 31, 2001. The $0.4 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $1.5 million in rental income attributable to the seventeen industrial buildings sold during 2001 (the “Industrial Dispositions”).

Tenant reimbursements from Industrial Properties decreased $0.2 million, or 17.4% to $1.1 million for the three months ended March 31, 2002 compared to $1.3 million for three months ended March 31, 2001. This decrease was attributable to the Industrial Dispositions. Tenant reimbursements in the Core Industrial Portfolio remained consistent for both periods.

Total expenses from Industrial Properties decreased $0.3 million, or 17.4% to $1.4 million for the three months ended March 31, 2002 compared to $1.7 million for the three months ended March 31, 2001. Property expenses from Industrial Properties decreased $0.1 million, or 13.9% to $0.6 million for the three months ended March 31, 2002 compared to $0.7 million for the three months ended March 31, 2001. An increase of $0.1 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.2 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio was primarily due to higher insurance and utility costs due to an increase in rates. Real estate taxes decreased $0.2 million, or 19.8% to $0.8 million for the three months ended March 31, 2002 compared to $1.0 million the three months ended March 31, 2001. Real estate taxes for the Core Industrial Portfolio decreased $0.1 million, or 5.1% for the three months ended March 31, 2002 compared to the same period in 2001 due to supplemental real estate taxes that were paid during the three months ended March 31, 2001. The remaining decrease of $0.1 million was attributable to the Industrial Dispositions.

Net operating income, as defined, from Industrial Properties decreased $1.0 million, or 10.3% to $8.9 million for the three months ended March 31, 2002 compared to $9.9 million for the three months ended March 31, 2001. Net operating income for the Core Industrial Portfolio increased $0.4 million, or 4.5% for the three months ended March 31, 2002 compared to the same period in 2001, which was offset by a decrease of $1.4 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

Interest income decreased $0.1 million, or 34.6% to $0.3 million for the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2001. A decrease of approximately $82,000 was attributable to interest income earned in January 2001 on a note receivable from a related party. This note was repaid in January 2001. In addition, a decrease of approximately $27,000 was attributable to interest earned on restricted cash balances held at Qualified Intermediaries in January 2001, which were used in a tax deferred property exchange. The Company did not have any cash balances at Qualified Intermediaries in 2002.

General and administrative expenses remained relatively consistent for the three months ended March 31, 2002 and 2001.

Net interest expense decreased $1.4 million, or 13.3% to $9.4 million for the three months ended March 31, 2002 compared to $10.8 million for the three months ended March 31, 2001. Gross interest expense, before the effect of capitalized interest, decreased $0.9 million or 6.3% to $13.2 million for the three months ended March 31, 2002 from $14.1 million for the three months ended March 31, 2001 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.1% at March 31, 2002 compared to 7.6% at March 31, 2001. Total capitalized interest and loan fees increased $0.5 million or 16.6% to $3.8 million for the three months ended March 31, 2002 from $3.3 million for the three months ended March 31, 2001 primarily due to higher average construction in progress balances in the first quarter of 2002 as compared to the comparable period in 2001.

Depreciation and amortization decreased $0.7 million, or 5.5% to $12.9 million for the three months ended March 31, 2002 compared to $13.6 million for the three months ended March 31, 2001. The decrease was due primarily to the effect of properties disposed of by the Company subsequent to March 31, 2001 partially offset by the development properties completed and added to the Company’s stabilized portfolio of operating properties subsequent to March 31, 2001.

Development Program

The Company expects that its primary growth over the next several years will continue to come from the Company’s development program. At March 31, 2002, the Company had the following eight development projects in lease-up, under construction or committed for construction.

	Estimated Completion Date	Estimated Stabilization Date(1)	Projected		Percentage Committed(3)
Project Name / Submarket			Total Estimated Investment(2)	Square Feet upon Completion
			(in thousands)
Projects in Lease-Up:
Calabasas Park Centre—Phase II(4) / Calabasas, CA	2nd Quarter 2001	2nd Quarter 2002	$22,026	98,706	96%
Innovation Corporate Center—Lot 8 / San Diego, CA	2nd Quarter 2001	2nd Quarter 2002	9,401	46,759	51%
Pacific Corporate Center—Lots 25 & 27 (5) / San Diego, CA	4th Quarter 2001	2nd Quarter 2002	18,005	68,400	100%

Total Projects in Lease-Up			49,432	213,865	88%

Projects Under Construction:
Brobeck, Phleger & Harrison Expansion / Del Mar, CA	3rd Quarter 2002	3rd Quarter 2002	22,490	89,168	100%
Imperial & Sepulveda / El Segundo, CA	3rd Quarter 2002	2nd Quarter 2003	40,471	133,678	—
Peregrine Systems—Bldg 4 / Del Mar, CA	3rd Quarter 2002	2nd Quarter 2003	28,324	114,780	100%
Westside Media Center—Phase III / West LA, CA	2nd Quarter 2002	2nd Quarter 2003	56,404	151,000	—

Total Projects Under Construction			147,689	488,626	42%

Committed Development:
San Diego Corporate Center	3rd Quarter 2003	3rd Quarter 2004	65,456	208,961	84%

Total In-Process Development Projects			$262,577	911,452	62%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2002.
(3)	Includes executed leases and signed letters of intent, calculated on a square footage basis.
(4)	This project was added to the Company’s stabilized portfolio in April 2002.
(5)	This project is 100% leased to one tenant. It is expected that the tenant will take occupancy of 100% of the space in the second quarter of 2002.

The date of expected completion for the development property located at Imperial and Sepulveda in El Segundo has been extended from the first quarter of 2002 to the third quarter of 2002 and the date of expected stabilization has been extended from the first quarter of 2003 to the second quarter of 2003. The revision to the expected completion and stabilization dates is the result of a delay in obtaining the certificate of occupancy for the property while the Company awaits resolution of a parking issue.

The Company’s lease-up, in-process and committed development projects were 62% committed at March 31, 2002. As discussed under the caption “Factors Which May Influence Future Results of Operations” the demand for office space in the Los Angeles region, including the El Segundo and West LA markets, has not been as strong as the Company had experienced during the last two to three years due to the current economic environment. Consequently, management cannot reasonably predict when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. The Company currently has two in-process development projects in the Los Angeles region encompassing an aggregate of approximately 284,700 rentable square feet, 151,000 of which is presently expected to become available for lease in the second quarter of 2002 and 133,700 of which presently expected to become available for lease in the third quarter of 2002. If the Company is unable to lease this space within twelve months of when it becomes available for lease, the Company’s results of operations and cash flows will be adversely affected.

The Company also has 58 acres of undeveloped land in its future development pipeline that management expects to add to its portfolio of stabilized operating properties within the next four years. The Company has a proactive development planning process which continually evaluates the size, scope, and timing of the Company’s future development program and, as necessary, scales development to reflect economic conditions and the real estate fundamentals that exist in the Company’s development submarkets.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs, and capital expenditures is net cash from operations. The Company’s primary source of liquidity to fund development costs, potential undeveloped land and property acquisitions, temporary working capital, and unanticipated cash needs is the Company’s $425 million unsecured revolving credit facility and its cash flow from operations. As of March 31, 2002, the Company’s ratio of total debt as a percentage of total market capitalization was 41.2%. As of March 31, 2002, the Company’s ratio of total debt plus cumulative redeemable preferred units as a percentage of total market capitalization was 49.8%.

In March 2002, the Company obtained a new $425 million unsecured revolving credit facility (the “New Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line (the “Old Credit Facility”) which was scheduled to mature in November 2002. In connection with obtaining the New Credit Facility, the Company repaid its $100 million unsecured debt facility which was also scheduled to mature September 2002. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.40% at March 31, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At March 31, 2002, the Company had borrowings of $284 million outstanding under the New Credit Facility and availability of approximately $140 million. The Company expects to use the New Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate uses.

In January 2002, the Company borrowed $80.0 million under a mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Old Credit Facility.

In February 2002, the Company repaid the $9.1 million principal balance of an existing construction loan, which had a stated maturity of April 2002. In March 2002, in connection with the acquisition of The Allen Group’s interest in the Development LLC properties (see Note 5 to the Company’s consolidated financial statements) the Company repaid three construction loans which had outstanding principal balances totaling $78.8 million. These loans had stated maturities ranging from April 2002 thru May 2003 and were secured by certain of the acquired Development LLC properties. All of the repayments were funded through borrowings under the Company’s Credit Facility and did not require prepayment penalties.

The following table sets forth the composition of the Company’s secured debt at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%,monthly principal and interest payments	$90,590	$91,005
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest Payments	79,930
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.69% and 3.69% at March 31, 2002 and December 31, 2001, respectively), monthly interest-only payments(a)	79,785	79,785
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(b)	77,688	78,065
Construction loan payable, due April 2002, interest at LIBOR plus 2.00%, (4.13% at December 31, 2001, respectively)(a)(c)		56,852
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.65% and 3.63% at March 31, 2002 and December 31, 2002, respectively), monthly interest-only payments(a)	31,000	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	27,425	27,592
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.62% and 3.89% at December 31, 2001, respectively), monthly principal and interest payments(a)	21,356	21,499
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principle and interest payments	12,654	12,679
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,949	12,034
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% at December 31, 2001)(a)(c)		11,659
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	10,078	10,156
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% at December 31, 2001)(a)(d)		9,088
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000	8,045	8,135
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,686	6,742
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001)(a)(c)		3,296

	$457,186	$459,587

(a)
The variable interest rates stated as of March 31, 2002 and December 31, 2001 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at March 31, 2002 and December 31, 2001.

(b)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(c)
In March 2002, the Company repaid these construction loans in connection with the acquisition of The Allen Group’s minority interest in the Development LLCs (see Notes 3 and 5 in the Company’s consolidated financial statements). The repayments were funded with borrowing under the Company’s New Credit Facility.

(d)	In February 2002, the Company repaid this loan with borrowing under the Company’s Old Credit Facility.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at March 31, 2002 and December 31, 2001:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Secured vs. unsecured:
Secured	61.7%	64.3%	6.5%	6.2%
Unsecured	38.3%	35.7%	5.3%	7.8%

Fixed rate vs. variable rate:
Fixed rate(1)(2)(4)	70.8%	76.5%	7.1%	7.6%
Variable rate(3)	29.2%	23.5%	3.5%	4.0%

Total Debt			6.1%	6.8%

(1)	The Company currently has an interest-rate swap agreement, which expires in November 2002, to fix LIBOR on $150 million of its floating rate debt at 5.48%.
(2)	The Company currently has an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its floating rate debt at 4.46%.
(3)	The Company currently has interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its floating rate debt at 4.25% .
(4)
The percentage of fixed rate debt to total debt does not take into consideration the portion of floating rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 84.3% of its total outstanding debt at March 31, 2002.

In addition to the sources of capital described above, as of May 9, 2002, the Company has an aggregate of $313 million of equity securities available for future issuance under a shelf registration statement.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and New Credit Facility at March 31, 2002 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at March 31, 2002:

	(in thousands)
	Remaining 2002	2003-2004	2005-2006	After 2006	Total
Secured Debt	$5,305	$123,971	$126,017	$201,893	$457,186
Credit Facility			284,000		284,000
Ground Lease Obligations	1,362	3,637	3,588	44,688	53,275

Total	$6,667	$127,608	$413,605	$246,581	$794,461

The New Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the immediate full or partial payment of the associated debt. The Company was in compliance with all its covenants at March 31, 2002.

Capital Commitments and Other Liquidity Needs

As of March 31, 2002 the Company had an aggregate of approximately 911,500 rentable square feet of office space that was either in lease-up, under construction, or committed for construction at a total budgeted cost of approximately $262.6 million. The Company has spent an aggregate of approximately $161.1 million on these projects as of March 31, 2002. The Company intends to finance the remaining $101.5 million of presently budgeted development costs from among one or more of the following sources: borrowings under the New Credit Facility, additional construction loan financing, long-term secured and unsecured borrowings and working capital.

As of March 31, 2002, the Company had executed leases that committed the Company to $6.8 million in unpaid leasing costs and tenant improvements. In addition, the Company had contracts outstanding for $1.6 million in capital improvements at March 31, 2002. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain the Company’s Properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. For 2002, the Company plans to spend approximately $7.9 million in improvements planned for its one office renovation project and additional incremental revenue generating capital expenditures and tenant improvements at several other buildings as leases are executed during 2002, of which approximately $2.2 million was spent during the three months ended March 31, 2002. In addition, the Company plans to spend approximately $8.8 million in 2002 for non-incremental revenue generating leasing costs, tenant improvements, and capital expenditures at several other buildings of which approximately $335,000 was spent during the three months ended March 31, 2002. The amount and timing of actual expenditures may differ from present expectations.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its shareholders, and based on current net income and cash flows, would not be required to increase its 2002 distribution levels to maintain its REIT status. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On February 14, 2002, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on April 17, 2002 to shareholders of record on March 29, 2002. This dividend is equivalent to an annual rate of $1.98 per share and is a 3.1% increase from the 2001 annualized dividend level of $1.92. In addition the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total $13.5 million of annualized preferred dividends.

In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. As of May 9, 2002, an aggregate of 735,700 shares remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions.

In 2001 and 2000, the Company used proceeds from dispositions of approximately $64.8 million and $110 million, respectively, to fund a portion of its development activities. The Company currently does not expect to have the same level of dispositions in 2002 and intends to finance its development activities through other sources of financing. However, the Company will continue to evaluate opportunities to dispose of non-strategic assets on an individual basis.

The Company believes that it will have sufficient capital resources to satisfy its short-term liquidity needs. The Company estimates it will have a minimum of approximately $232 million of available sources to meet its short-term cash needs from the estimated availability of approximately $140 million under its New Credit Facility and estimated operating cash flow of $92 million, calculated based on the average of the Company’s operating cash flow over the past three years. The Company estimates it will have a minimum of approximately $209.9 million of commitments comprised of $7.1 million in secured debt principal repayments, $1.8 million of ground lease obligations, $101.5 million of planned development expenditures for in-process development, $8.4 million of committed leasing costs, tenant improvements and capital improvements, $14.2 million in planned renovations and budgeted leasing costs, tenant improvements, and capital expenditures, and approximately $76.9 million in distributions to stockholders and common and preferred unitholders. There can be, however, no assurance that the Company will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

The Company expects to meet its long-term liquidity requirements, which may include additional future development activity and property and undeveloped land acquisitions, through retained cash flow, borrowings under the New Credit Facility, additional long-term secured and unsecured borrowings, issuance of common units of the Operating Partnership, dispositions of non-strategic assets, and the potential issuance of debt or equity securities. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company will instead, seek to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at March 31, 2002:

Occupancy by Segment Type

	Number of Buildings	Square Feet			Occupancy
		Total	Leased	Available
Office Properties:
Los Angeles	31	3,177,788	2,666,511	511,277	83.9%
Orange County	12	546,850	490,345	56,505	89.7
San Diego	39	2,922,514	2,853,604	68,910	97.6
Other	6	709,575	695,996	13,579	98.1

	88	7,356,727	6,706,456	650,271	91.2

Industrial Properties:
Los Angeles	7	554,490	553,068	1,422	99.7
Orange County	52	4,236,038	4,161,940	74,098	98.3
Other	2	295,417	295,417		100.0

	61	5,085,945	5,010,425	75,520	98.5

Total Portfolio	149	12,442,672	11,716,881	725,791	94.2%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2002	37	183,950	2.8%	$3,141
2003	62	774,070	11.7	12,922
2004	62	809,357	12.2	18,106
2005	53	916,424	13.8	16,312
2006	42	567,181	8.5	13,715
2007	20	664,318	10.0	12,166

	276	3,915,300	59.1	76,362

Industrial Properties:
Remaining 2002	19	75,080	1.5	666
2003	32	526,844	10.7	3,449
2004	25	550,375	11.2	4,103
2005	17	766,832	15.6	5,849
2006	10	590,638	12.0	4,775
2007	8	337,006	6.9	2,820

	111	2,846,775	57.8	21,662

Total Portfolio	387	6,762,075	58.6%	$98,024

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of March 31, 2002.
(3)	Determined based upon aggregate base rent to be received over the term, divided by the term in months, multiplied by 12, including all leases executed on or before April 1, 2002.

Leasing Activity by Segment Type
For the Three Months Ended March 31, 2002

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rate(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	4	13	95,881	130,979	(1.2)%	1.1%	30.4%	46
Industrial Properties	9	7	121,574	94,475	0.5%	6.3%	43.9%	67

Total Portfolio	13	20	217,455	225,454	(0.8)%	2.2%	34.9%	56

(1)	Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Historical Cash Flows

The principal sources of funding for development, acquisitions, and capital expenditures are the New Credit Facility, cash flow from operating activities, and secured and unsecured debt financing. The Company’s net cash provided by operating activities decreased $13.4 million, or 38.1% to $21.8 million for the three months ended

March 31, 2002 compared to $35.2 million for the three months ended March 31, 2001. This decrease was primarily attributable to the effect of the $15.0 million the Company drew under two letters of credit after one of its tenants defaulted on its lease in January 2001. The decrease also due to the timing differences in payments of account payable and other receivable balances at the end of each comparable period.

Net cash used in investing activities increased $4.7 million, or 17.2% to $32.1 million for the three months ended March 31, 2002 compared to $27.4 million for the three months ended March 31, 2001. Cash used in investing activities for the three months ended March 31, 2002 consisted primarily of expenditures for construction in progress of $27.6 million, $2.3 million in additional tenant improvements and capital expenditures and $2.2 million of cash paid toward the purchase of The Allen Group’s minority interest in Development LLCs (see Note 5 to the Company’s consolidated financial statements). Cash used in investing activities for the three months ended March 31, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, expenditures for construction in progress of $25.7 million, and $1.1 million in additional tenant improvements and capital expenditures offset by $3.2 million in net proceeds received from the sale of one industrial building.

Net cash provided by financing activities increased $9.9 million, or 173.7% to $4.2 million net cash provided by financing activities for the three months ended March 31, 2002 compared to $5.7 million net cash used in financing activities for the three months ended March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2002 consisted primarily of $210.1 million of net borrowings under the New Credit Facility and net proceeds from the issuance of mortgage debt partially offset by $189.8 million in principal payments on the unsecured term facility and secured debt and the repayment of four construction loans and $16.8 million in distributions paid to common stockholders and minority interests. Cash used in financing activities for the three months ended March 31, 2001 consisted primarily of $29.0 million in repayments to the Old Credit Facility and principal payments on secured debt and $13.6 million in distributions paid to common stockholders and minority interests, partially offset by a $28.3 decrease in restricted cash used in a tax deferred property exchange and $9.3 million of additional funding drawn under the Company’s construction loans.

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

The following table presents the Company’s Funds From Operations for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net income	$13,057	$6,426
Adjustments:
Minority interest in earnings of Operating Partnership	1,510	845
Depreciation and amortization	12,136	12,970
Net gains on dispositions of operating properties		(305)
Cumulative effect of change in accounting principle		1,392
Non-cash amortization of restricted stock grants(1)		548

Funds From Operations	$27,153	$21,876

(1)	Commencing January 1, 2002, non-cash amortization of restricted stock grants is not added back to calculate Funds From Operations.

Inflation

The majority of the Company’s tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, which reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2001 to March 31, 2002 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at March 31, 2002 and December 31, 2001. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.50% to LIBOR plus 1.75% at March 31, 2002 and ranged from LIBOR plus 1.50% to LIBOR plus 3.00% at December 31, 2001. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2002 and December 31, 2001. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2001.

Interest Rate Risk Analysis—Tabular Presentation
(dollars in millions)

	Maturity Date						March 31, 2002		December 31, 2001
	2002	2003	2004	2005	2006	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate				$284.0			$284.0	$284.0	$155.0	$155.0
Variable rate index				LIBOR			LIBOR		LIBOR
Secured debt:
Variable rate	$0.1	$80.1	$20.9		$31.0		$132.1	$132.1	$313.1	$313.1
Variable rate index	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR		LIBOR
Fixed rate	$5.2	$15.2	$7.7	$88.9	$6.1	$201.9	$325.0	$382.4	$246.4	$301.1
Average interest rate	7.67%	7.66%	7.67%	8.30%	7.34%	7.13%	7.50%		7.76%

Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount	$150.0			$50.0			$200.0	$(3.1)	$300.0	$(5.8)
Fixed pay interest rate	5.48%			4.46%			5.23%		6.21%
Floating receive rate index	LIBOR			LIBOR
Interest rate cap agreements:
Notional amount				$100.0			$100.0	$2.5	$57.0	$—
Cap rate				4.25%			4.25%		8.50%
Forward rate index				LIBOR

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the three months ended March 31, 2002, no legal proceedings were initiated against or on behalf of the Company, which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

In July 2001, the Company was named as party to a lawsuit filed by certain limited partnerships affiliated with The Allen Group (‘‘The Allen Group Partnerships’’) that were members of the Development LLCs. The Company and The Allen Group resolved this legal dispute in connection with the Company’s acquisition of The Allen Group’s interest in the assets and assumption of the proportionate share of the liabilities of the Development LLCs in March 2002 (see Note 5 to the Company’s consolidated financial statements).

ITEM 2.    CHANGES IN SECURITIES

During the three months ended March 31, 2002, the Company redeemed 1,000 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The issuance of the 1,000 common shares in connection with these redemptions was registered on a registration statement declared effective by the SEC in 2000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of its stockholders on May 7, 2002, stockholders elected John B. Kilroy, Sr. (15,851,131 votes for and 6,972,193 votes withheld or against) and Matthew J. Hart (15,865,551 votes for and 6,957,773 votes withheld or against) as directors of the Company for terms expiring in the year 2005. The stockholders also voted on a stockholder proposal relating to the Company’s Shareholder Rights Plan (16,672,069 votes for, 3,976,310 votes against, 112,079 abstentions, and 2,062,866 broker non-votes).

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description
*10.84	Third Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $425 million

*10.85	Third Amended and Restated Guaranty of Payment

*	Filed herewith

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K (No. 1-12675), dated January 31, 2002 in connection with its fourth quarter 2001 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2002.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)