Form 10-Q
period 2002-06-30
KILROY REALTY CORP
filed 2002-08-13
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-12675

KILROY REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4598246 (I.R.S. Employer Identification Number)

12200 W. Olympic Boulevard, Suite 200, Los Angeles, California 90064
(Address of principal executive offices)

(310) 481-8400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

As of August 9, 2002, 27,925,214 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS
INVESTMENT IN REAL ESTATE (Note 2):
Land and improvements	$285,585	$269,366
Buildings and improvements, net	1,220,923	1,140,499
Undeveloped land and construction in progress, net	172,331	191,129

Total investment in real estate	1,678,839	1,600,994
Accumulated depreciation and amortization	(259,676)	(241,665)

Investment in real estate, net	1,419,163	1,359,329
CASH AND CASH EQUIVALENTS	12,663	16,487
RESTRICTED CASH	5,811	5,413
TENANT RECEIVABLES, NET	29,511	32,151
DEFERRED FINANCING AND LEASING COSTS, NET (Note 4)	37,909	37,068
PREPAID EXPENSES AND OTHER ASSETS	5,520	6,781

TOTAL ASSETS	$1,510,577	$1,457,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 3)	$455,302	$459,587
Unsecured line of credit (Note 3)	306,000	155,000
Unsecured term facility (Note 3)		100,000
Accounts payable, accrued expenses and other liabilities (Note 4)	39,016	53,879
Accrued distributions (Note 11)	15,891	14,634
Rents received in advance and tenant security deposits	16,737	15,955

Total liabilities	832,946	799,055

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTERESTS (Note 5):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	72,415	49,176
Minority interests in Development LLCs (Notes 1, 2 and 5)		15,869

Total minority interests	224,916	217,546

STOCKHOLDERS’ EQUITY (Note 6):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,743,637 and 26,426,071 shares issued and outstanding, respectively	277	274
Additional paid-in capital	499,196	479,295
Distributions in excess of earnings	(42,079)	(33,163)
Accumulated net other comprehensive loss (Note 4)	(4,679)	(5,778)

Total stockholders’ equity	452,715	440,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,510,577	$1,457,229

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES (Note 9):
Rental income	$44,435	$46,029	$89,730	$90,408
Tenant reimbursements	6,714	6,170	12,332	11,690
Interest income	86	277	371	713
Other income	30	5,758	1,467	5,790

Total revenues	51,265	58,234	103,900	108,601

EXPENSES:
Property expenses	7,529	7,330	15,230	14,312
Real estate taxes	4,063	4,744	7,913	8,379
General and administrative expenses (Note 8)	3,648	2,973	6,616	6,073
Ground leases	333	375	716	767
Interest expense	8,768	10,612	18,127	21,403
Depreciation and amortization (Note 8)	18,502	12,695	31,368	26,295

Total expenses	42,843	38,729	79,970	77,229

INCOME FROM OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES, MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,422	19,505	23,930	31,372
NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES (Note 2)	896	1,234	896	1,539

INCOME BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,318	20,739	24,826	32,911

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)	(6,750)	(6,750)
Minority interest in earnings of Operating Partnership	(986)	(1,796)	(2,496)	(2,641)
Recognition of previously reserved Development LLC preferred return (Notes 2 and 5)			3,908
Minority interest in earnings of Development LLCs		(471)	(1,024)	(605)

Total minority interests	(4,361)	(5,642)	(6,362)	(9,996)

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,957	15,097	18,464	22,915
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE				(1,392)

NET INCOME	$4,957	$15,097	$18,464	$21,523

Net income per common share—basic (Note 10)	$0.18	$0.56	$0.67	$0.80

Net income per common share—diluted (Note 10)	$0.18	$0.55	$0.67	$0.79

Weighted average shares outstanding—basic (Note 10)	27,462,651	27,159,582	27,359,999	26,937,564

Weighted average shares outstanding—diluted (Note 10)	27,804,912	27,380,348	27,678,400	27,176,948

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2001	27,426,071	$274	$479,295	$(33,163)	$(5,778)	$440,628
Net income				18,464		18,464
Other comprehensive income					1,099	1,099

Comprehensive income						19,563
Exercise of stock options	208,381	1	4,439			4,440
Issuance of restricted stock (Note 6)	81,729	1				1
Non-cash amortization of restricted stock grants			1,746			1,746
Repurchase of restricted stock	(10,371)		(359)			(359)
Conversion of common limited partnership units of the Operating Partnership	37,827	1	744			745
Adjustment for minority interest			13,331			13,331
Dividends declared ($0.99 per share)				(27,380)		(27,380)

BALANCE AT JUNE 30, 2002	27,743,637	$277	$499,196	$(42,079)	$(4,679)	$452,715

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,464	$21,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,368	26,295
Provision for uncollectable tenant receivables and deferred rent	3,472	1,893
Minority interest in earnings of Operating Partnership and Development LLCs	(388)	3,246
Non-cash amortization of restricted stock grants	1,746	1,096
Cumulative effect of change in accounting principle		1,392
Net gains on dispositions of operating properties	(896)	(1,539)
Other	(35)	(72)
Changes in assets and liabilities:
Tenant receivables	(2,897)	441
Deferred leasing costs	172	(121)
Prepaid expenses and other assets	(2,446)	(1,323)
Accounts payable, accrued expenses and other liabilities	(11,581)	(837)
Rents received in advance and tenant security deposits	782	(1,508)

Net cash provided by operating activities	37,761	50,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(6,162)	(6,506)
Expenditures for undeveloped land and construction in progress	(45,487)	(57,922)
Acquisition of minority interest in Development LLCs (Note 5)	(2,189)
Net proceeds received from dispositions of operating properties		18,266

Net cash used in investing activities	(53,838)	(46,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on unsecured line of credit	151,000	(6,000)
Proceeds from secured debt	87,423	16,840
Principal payments on secured debt and unsecured term facility (Note 3)	(191,708)	(19,706)
Financing costs	(6,518)	(105)
Proceeds from exercise of stock options	4,440	1,454
(Decrease) increase in restricted cash	(398)	27,792
Distributions paid to common stockholders and common unitholders	(29,797)	(28,125)
Net distributions to minority interests in Development LLCs	(2,189)	(176)

Net cash provided by (used in) financing activities	12,253	(8,026)

Net decrease in cash and cash equivalents	(3,824)	(3,702)
Cash and cash equivalents, beginning of period	16,487	17,600

Cash and cash equivalents, end of period	$12,663	$13,898

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$16,906	$17,900

Distributions paid to Cumulative Redeemable Preferred unitholders	$6,750	$6,750

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 11)	$15,891	$14,558

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 5)	$38,689

Note receivable repaid in connection with property acquisition		$33,274

Issuance of secured note payable in connection with undeveloped land acquisition		$9,125

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2002 and 2001
(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, develops, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2002, the Company’s stabilized portfolio of operating properties consisted of 91 office buildings (the “Office Properties”) and 61 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.6 million and 5.1 million rentable square feet, respectively, and was 94.8% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties, excluding properties currently under construction, renovation or in pre-development and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year of substantial completion. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets upon building shell completion. As of June 30, 2002, the Company had one office property encompassing an aggregate of approximately 151,000 rentable square feet which was in the lease-up phase. In addition, as of June 30, 2002, the Company had four office properties under construction or committed for construction and one property under renovation, which when completed are expected to encompass an aggregate of approximately 546,600 and 78,000 rentable square feet, respectively.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.2% general partnership interest in the Operating Partnership as of June 30, 2002. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities of the Company.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Adoption of Stock Option Accounting

The Company voluntarily adopted the fair value recognition method of Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) effective January 1, 2002. Under the fair value recognition method of SFAS No. 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period. The adoption provisions of SFAS No. 123 require that the fair value recognition method be applied to stock options granted after the beginning of the fiscal year in which the recognition provisions are adopted, except to the extent that stock options granted in fiscal years before the year of initial adoption are modified or settled in cash. As a result, the Company will continue to account for stock options granted prior to January 1, 2002 using the intrinsic value based method of accounting prescribed by Accounting Practice Bulletin No. 25 “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Compensation.” The adoption of SFAS No. 123 did not have a material impact on the Company’s results of operations or financial condition (see Note 6).

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

Dispositions

The Company did not sell any properties during the six months ended June 30, 2002. However, the Company did recognize an additional gain of approximately $896,000 related to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain contingencies associated with the disposition were resolved.

Completed Development Projects

During the six months ended June 30, 2002, the Company added the following development projects to the Company’s stabilized portfolio:

Property Type	Location	Completion Date	Stabilization Date	No. of Buildings	Rentable Square Feet	Occupancy
Office	San Diego, CA	Q2 2001	Q1 2002	1	70,600	100%
Office	San Diego, CA	Q1 2002	Q1 2002	1	60,700	100%
Office	Calabasas, CA	Q2 2001	Q2 2002	1	98,700	91%
Office	San Diego, CA	Q2 2001	Q2 2002	1	46,800	51%
Office	San Diego, CA	4Q 2001	Q2 2002	1	68,400	100%

Total				5	345,200

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2002, the Company had the following office property in the lease-up phase:

Property Type	Location	Completion Date	No. of Buildings	Rentable Square Feet	Estimated Stabilization Date(1)	Percentage Committed(2)
Office	West LA, CA	Q2 2002	1	151,000	Q2 2003	20%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Includes executed leases and signed letters of intent, calculated on a square footage basis.

3.    Unsecured Line of Credit and Secured Debt

In March 2002, the Company obtained a new $425 million unsecured revolving credit facility (the “New Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit facility (the “Old Credit Facility”) which was scheduled to mature in November 2002. In connection with obtaining the New Credit Facility, the Company repaid its $100 million unsecured debt facility which was scheduled to mature in September 2002. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.34% at June 30, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At June 30, 2002, the Company had borrowings of $306 million outstanding under the New Credit Facility and availability of approximately $118 million. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The New Credit Facility contains financial covenants consistent with those under the Old Credit Facility. The Company was in compliance with all its covenants at June 30, 2002. The Company expects to use the New Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate uses.

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

Total interest and loan fees capitalized for both the three months ended June 30, 2002 and 2001 was $3.4 million. Total interest and loan fees capitalized for the six months ended June 30, 2002 and 2001 was $7.2 million and $6.7 million, respectively.

4.    Derivative Financial Instruments

In March 2002, the Company entered into a new interest rate swap agreement with a total notional amount of $50 million, which expires in January 2005. The agreement requires the Company to pay fixed interest payments based on an annual interest rate of 4.46% and receive variable interest payments based on LIBOR. As of June 30, 2002, the Company also had an existing swap agreement with a notional amount of $150 million, which expires in November 2002 and requires the Company to pay fixed interest payments based on an annual interest rate of 5.48% and receive variable interest payments based on LIBOR. As of June 30, 2002, the Company reported a liability of $3.5 million for the fair value of these two instruments which is included in other liabilities in the consolidated balance sheet.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Company entered into two new interest rate cap agreements with a total notional amount of $100 million and a LIBOR based annual cap rate of 4.25% that expire in January 2005. The $2.4 million cost is amortized over the life of the agreements. As of June 30, 2002, the Company reported an asset of $1.2 million for the fair value of these instruments, which is included in deferred financing costs in the consolidated balance sheets.

All of the instruments described above have been designated as cash flow hedges. For the six months ended June 30, 2002, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. As of June 30, 2002, the balance in accumulated net other comprehensive loss relating to derivatives was $4.7 million. During the twelve-month period ending June 30, 2003, the Company estimates that it will reclassify approximately $3.2 million of this balance to interest expense.

5.    Minority Interests

Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002 (see Notes 2 and 5). The Company owned an 86.2% general partnership interest in the Operating Partnership as of June 30, 2002.

During the six months ended June 30, 2002, 37,827 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership holders.

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

6.    Stock Option and Stock Incentive Plans

The Company voluntarily adopted the fair value recognition method of Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) effective January 1, 2002. The adoption provisions of SFAS No. 123 require that the fair value recognition method be applied to stock options granted after the beginning of the fiscal year in which the recognition provisions are adopted. Accordingly, the Company recorded approximately $9,000 of compensation expense for the six months ended June 30, 2002 for stock options granted subsequent to January 1, 2002. This compensation expense relates to the Company’s annual grant of 25,000 stock options to the Company’s non-employee Board of Directors which occurred in February 2002.

The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 7.03%, (b) expected volatility of the Company’s stock of 24.6%, (c) risk free interest rate of 4.88%, and (d) expected option life of seven years. The effects of applying SFAS No. 123 may not be representative of the effects on net income for future years because options vest over several years and additional awards can and may be awarded.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 26, 2002, the Company’s Compensation Committee approved two new programs under the 1997 Plan for the future potential issuance of restricted stock and one program for the potential payment of cash to certain key employees as part of their annual and long-term incentive compensation. The number of shares that will ultimately be issued and the amount of cash that will ultimately be paid under these programs will be contingent upon both the Company and the individuals meeting certain financial, operating and development performance targets during each fiscal year. The awards are payable at the discretion of the Compensation Committee. The restricted stock awards will vest over one to two years, depending upon the specific program and will be expensed over the performance and vesting periods.

7.    Ground Lease Obligations

During the quarter ended June 30, 2002 the Company renegotiated the ground leases at Kilroy Airport Center, Phases I, II, and III in Long Beach, California resulting in a reduction of annual ground lease expense of approximately $0.3 million. The ground lease obligation will be subject to fair market value adjustments every five years. The Company also exercised the option to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

8.    Charge for Previously Capitalized Leasing Costs

The Company’s second largest tenant, Peregrine Systems, Inc. (“Peregrine”), currently leases four office buildings totaling approximately 423,900 rentable square feet under four separate leases. Peregrine has advised the Company that it is likely it will need only one of these four operating buildings upon the resolution of their financial issues. As a result, the Company recorded a $5.3 million charge to depreciation and amortization for leasing commissions and certain tenant improvements that were previously capitalized in connection with the leases with Peregrine. In addition, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine. This building, which Peregrine surrendered back to the Company in June 2002, was still under construction at June 30, 2002 and was not yet included in the Company’s portfolio of stabilized operating properties.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Segment Disclosure

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Revenues and Expenses:

Office Properties:
Operating revenues	$40,601	$46,677	$82,689	$85,033
Property and related expenses	10,622	10,900	21,164	20,221

Net operating income, as defined	29,979	35,777	61,525	64,812

Industrial Properties:
Operating revenues	10,578	11,280	20,840	22,855
Property and related expenses	1,303	1,549	2,695	3,237

Net operating income, as defined	9,275	9,731	18,145	19,618

Total Reportable Segments:
Operating revenues	51,179	57,957	103,529	107,888
Property and related expenses	11,925	12,449	23,859	23,458

Net operating income, as defined	39,254	45,508	79,670	84,430

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	39,254	45,508	79,670	84,430
Other unallocated revenues:
Interest income	86	277	371	713
Other unallocated expenses:
General and administrative expenses	3,648	2,973	6,616	6,073
Interest expense	8,768	10,612	18,127	21,403
Depreciation and amortization	18,502	12,695	31,368	26,295

Income from operations	8,422	19,505	23,930	31,372
Net gains on dispositions of operating properties	896	1,234	896	1,539
Minority interests	(4,361)	(5,642)	(6,362)	(9,996)
Cumulative effect of change in accounting principle				(1,392)

Net income	$4,957	$15,097	$18,464	$21,523

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income before cumulative effect of change in accounting principle	$4,957	$15,097	$18,464	$22,915
Cumulative effect of change in accounting principle				(1,392)

Net income—numerator for basic and diluted earnings per share	$4,957	$15,097	$18,464	$21,523

Denominator:
Basic weighted average shares outstanding	27,462,651	27,159,582	27,359,999	26,937,564
Effect of dilutive securities—stock options and restricted stock	342,261	220,766	318,401	239,384

Diluted weighted average shares and common share equivalents outstanding	27,804,912	27,380,348	27,678,400	27,176,948

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$0.18	$0.56	$0.67	$0.85
Cumulative effect of change in accounting principle				(0.05)

Net income	$0.18	$0.56	$0.67	$0.80

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$0.17	$0.55	$0.66	$0.84
Cumulative effect of change in accounting principle				(0.05)

Net income	$0.17	$0.55	$0.66	$0.79

At June 30, 2002, Company employees and directors held options to purchase 3,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

11.    Subsequent Events

In July 2002, KAICO, a partnership owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members, received a $1.4 million net insurance payment for earthquake related damage to two of the three buildings in an office complex the Company acquired from KAICO in a series of transactions from May 2000 through January 2001. In connection with the acquisition, KAICO and the Company agreed that KAICO would be entitled to retain all claims under policies of insurance in effect with respect to these properties, with the exception that KAICO transferred to the Company the rights to any claims under any insurance policy that

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the portion of the complex known as 909 North Sepulveda Boulevard. Of the total $1.4 million payment, $1.2 million related to claims for 955 and 999 North Sepulveda Boulevard and $0.2 million related to claims for 909 North Sepulveda Boulevard. Based on the agreement between KAICO and the Company discussed above, the $0.2 million that related to 909 North Sepulveda Boulevard was paid to a subsidiary of the Company in July 2002.

On July 17, 2002, aggregate distributions of approximately $15.9 million were paid to common stockholders and common unitholders of record on June 28, 2002.

On August 1, 2002, the Company acquired an office property in Santa Ana, California from an unaffiliated third-party for approximately $8.1 million. The property encompasses approximately 107,000 rentable square feet and the Company will lease 100% of the space back to the seller.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2001 and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, develops, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.2% general partnership interest in the Operating Partnership as of June 30, 2002.

Factors Which May Influence Future Results of Operations

Projected Future Occupancy Rates, Rental Rate Increases and Operating Results Trends.    For the six months ended June 30, 2002 and 2001, average occupancy in the Company’s stabilized portfolio was 94.4% and 96.0%, respectively. Prior to the first quarter of 2002, the Company had achieved historical average occupancy levels of above 95.0% since the time of its IPO in 1997. The Company believes that maintaining average occupancy levels above 95.0% will not be sustainable given the current economic environment as evidenced by the Company’s average occupancy of 94.4% for the six months ended June 30, 2002. In addition, as of June 30, 2002, leases representing approximately 1.5% and 13.1% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2002 and in 2003, respectively. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, a downturn in tenants’ businesses may weaken tenants’ financial conditions and could result in defaults under lease obligations.

As of June 30, 2002, the Office and Industrial Properties represented 80.0% and 20.0%, respectively, of the Company’s annualized base rent. Leases representing approximately 1.1 million square feet of office space, or 10.8% of the Company’s annualized base rent, and approximately 588,000 square feet of industrial space, or 2.3% of the Company’s annualized base rent, are scheduled to expire during the remainder of 2002 and in 2003. Management believes that the average rental rates for its Office Properties are below currently quoted market rates in each of its submarkets, and are approximately at currently quoted market rates in each of its submarkets for its Industrial Properties. During 2001 and 2000, the Company’s average rental rate increases on a cash and GAAP basis averaged approximately 15% and 26%, respectively. The Company believes that such rental rate increases are not sustainable given the recent economic downturn. If the Company is unable to lease a significant portion of any vacant space or space scheduled to expire, if the Company experiences significant tenant defaults as a result of the current economic downturn, or if the Company is not able to lease space at or above current market rates, its results of operations, financial condition and cash flows would be adversely affected.

The Company’s operating results are and will continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.8% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, as a result of the events of September 11, 2001, the Company’s insurance costs increased across its portfolio approximately 18%. As of the date of this report, the Company has not experienced any material negative effects arising from either of these issues because approximately 75% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 25% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

Current Submarket Information.    While the Company has been encouraged by the recent trends in the demand for rental space in the San Diego and Orange County regions, the demand for space in the Los Angeles County region continues to be challenged and not be as strong as the Company experienced from 1998 through 2000. Consequently, management cannot predict when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. At June 30, 2002, the Company’s Los Angeles office portfolio was 85.3% occupied with approximately 480,000 rentable square feet available for lease. In addition, as of June 30, 2002, leases representing an aggregate of approximately 40,300 and 649,500 rentable square feet were scheduled to expire during the remainder of 2002 and in 2003, respectively, in the Company’s Los Angeles stabilized portfolio. At June 30, 2002, the Company had two in-process development projects in the Los Angeles region encompassing an aggregate of 284,700 rentable square feet, 151,000 of which is presently in lease-up and 133,700 of which became available for lease in the third quarter of 2002. If the Company is unable to lease a significant portion of this available space or space scheduled to expire in 2002, if existing tenants do not renew their leases in this region, or if rental rates for the Company’s Los Angeles properties decrease, the Company’s results of operations, financial condition and cash flows would be adversely affected.

Projected Development Trends.    During the six months ended June 30, 2002, the Company stabilized five office buildings encompassing an aggregate of approximately 345,100 rentable square feet for a total estimated investment of approximately $81 million. Management believes that the most significant part of the Company’s expected revenue growth will come from the lease-up and stabilization of approximately 697,600 rentable square feet of office space in lease-up, under construction or committed for construction at June 30, 2002, and its development pipeline of approximately 1.1 million rentable square feet of office space presently expected to be developed over the next four years. Given the recent economic downturn, the Company may not be able to maintain historical levels of development activity in the future, or may not be able to complete and lease development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years. The Company has a proactive development planning process which continually evaluates the size, timing, and scope of the Company’s development program in 2002 and beyond, and as necessary, scales development to reflect the economic conditions and the real estate fundamentals that exist in the Company’s development submarkets.

Current Sublease Space.    As of June 30, 2002, approximately 896,000 rentable square feet, or 7.1% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 5.5% was vacant space and the remaining 1.6% was occupied. Of the total 7.1% of rentable square feet available for sublease, approximately 4.7% is located in Orange County, of which 3.6% represents space available in four Orange County industrial buildings, and approximately 2.0% is in San Diego County. The remaining sublease space is in Los Angeles County and other regions. If the square footage available for sublease increased in specific regions, the rental rates for space available for direct lease by the Company would be impacted which could impact the Company’s results of operations, financial condition and cash flows.

Recent Information Regarding Tenants Representing 5% or Greater of Annual Base Rental Revenue.    As of June 30, 2002, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 1.1 million rentable square feet of office space under ten separate leases, representing approximately 10.3% of the Company’s total annual base rental revenues. In December 2001, The Boeing Company exercised an option to early terminate one lease for approximately 211,000 rentable square feet in the Company’s SeaTac Office Center effective December 31, 2002. In addition, two leases with The Boeing Company encompassing approximately 51,100 rentable square feet are also scheduled to expire December 31, 2002 and one lease encompassing approximately 248,000 rentable square feet is scheduled to expire in February 2003. The remaining Boeing Company leases are scheduled to expire at various dates between January 2004 and March 2009.

The Company’s second largest tenant, Peregrine Systems, Inc. (“Peregrine”) currently leases four office buildings totaling approximately 423,900 rentable square feet under four separate leases. The buildings are all located in a five-building campus designed for multi-tenant use in the Del Mar submarket of San Diego, California. The Company is currently developing the fifth building which, when complete will encompass approximately 114,800 rentable square feet. This building was previously committed to Peregrine. However, Peregrine surrendered this building back to the Company in June 2002.

Peregrine is current on all its rent obligations due through August 31, 2002 under its four operating property leases. Under the terms of its leases, Peregrine is required to provide a letter of credit if it fails to meet certain quarterly financial covenants. Based on Peregrine’s most recently published quarterly financial results dated January 24, 2002, Peregrine has met its financial requirements under the leases through December 31, 2001 and was not required to post letters of credit. Peregrine has advised the Company that it is likely it will only need Building 2 in the event Peregrine resolves its financial issues.

Additional details of the leases are as follows:

	Rentable Square Feet	Annual Base Rental Revenues (in millions)
Building 1	52,375	$1,682
Building 2	129,680	4,245
Building 3	129,752	4,308
Building 5(1)	112,067	3,559

Total	423,874	$13,794

(1)	Includes 64,946 rentable square feet of executed subleases with annual base rental revenue of approximately $2.1 million.

The Company’s financial position, revenues and results of operations would be materially adversely affected if the aforementioned tenants, or any other of the Company’s significant tenants failed to renew their leases or renew leases on terms less favorable to the Company, or if they became bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Results of Operations

During the six months ended June 30, 2002, the Company completed the development of five office buildings encompassing an aggregate of approximately 345,100 rentable square feet that were added to the Company’s stabilized portfolio of operating properties. During the year ended December 31, 2001, the Company completed the development of four office buildings encompassing an aggregate of approximately 312,400 rentable square feet, all of which were included in the Company’s stabilized portfolio of operating properties at June 30, 2002. The Company’s stabilized portfolio of operating properties consists of all of the Company’s office and industrial properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy (“lease-up” properties) and projects currently under construction, renovation or in pre-development. At June 30, 2002, the Company had one office building encompassing an aggregate of approximately 151,000 rentable square feet in the lease-up phase and one renovation property encompassing approximately 78,000 rentable square feet. The Company’s development pipeline at June 30, 2002 included four office projects under construction or committed for construction which are expected to be completed and stabilized over the next two years and encompass an aggregate of approximately 546,600 rentable square feet. In addition, as of June 30, 2002, the Company owned approximately 58 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next four years.

The Company did not acquire any operating properties during the six months ended June 30, 2002. During the year ended December 31, 2001, the Company acquired a 75% tenancy-in-common interest in a three-building office complex encompassing an aggregate of approximately 366,000 rentable square feet. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000. During the six months ended June 30, 2002, the Company did not dispose of any properties. During the year ended December 31, 2001, the Company disposed of two office and seventeen industrial buildings encompassing an aggregate of approximately 80,100 and 721,900 rentable square feet, respectively, for an aggregate sales price of $70.4 million and a net gain of approximately $4.7 million.

As a result of the properties disposed of subsequent to June 30, 2001 and the one renovation project taken out of service during 2001, net of the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to June 30, 2001, rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 185,000 rentable square feet, or 1.5%, to 12.7 million rentable square feet at June 30, 2002, compared to 12.8 million rentable square feet at June 30, 2001. As of June 30, 2002, the Company’s stabilized portfolio was comprised of 91 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.6 million rentable square feet and 61 industrial properties (the “Industrial Properties”) encompassing an aggregate of approximately 5.1 million rentable square feet. The stabilized portfolio occupancy rate at June 30, 2002 was 94.8%, with the Office Properties and Industrial Properties 92.4% and 98.3% occupied, respectively.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2002	2001
	(unaudited, dollars in thousands)
Revenues:
Rental income	$44,435	$46,029	$(1,594)	(3.5%)
Tenant reimbursements	6,714	6,170	544	8.8
Interest income	86	277	(191)	(69.0)
Other income	30	5,758	(5,728)	(99.5)

Total revenues	51,265	58,234	(6,969)	(12.0)

Expenses:
Property expenses	7,529	7,330	199	2.7
Real estate taxes	4,063	4,744	(681)	(14.4)
General and administrative expenses	3,648	2,973	675	22.7
Ground leases	333	375	(42)	(11.2)
Interest expense	8,768	10,612	(1,844)	(17.4)
Depreciation and amortization	18,502	12,695	5,807	45.7

Total expenses	42,843	38,729	4,114	10.6

Income from operations	$8,422	$19,505	$(11,083)	(56.8%)

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the three months ended June 30, 2002 and 2001.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$35,159	$36,007	$(848)	(2.4%)	$29,758	$30,948	$(1,190)	(3.8%)
Tenant reimbursements	5,413	5,029	384)	7.6	4,994	4,666	328	7.0
Other income	29	5,641	(5,612)	(99.5)	28	183	(155)	(84.7)

Total	40,601	46,677	(6,076)	(13.0)	34,780	35,797	(1,017)	(2.8)

Property and related expenses:
Property expenses	7,021	6,693	328	4.9	6,251	6,228	23	0.4
Real estate taxes	3,268	3,832	(564)	(14.7)	2,728	3,137	(409)	(13.0)
Ground leases	333	375	(42)	(11.2)	291	325	(34)	(10.5)

Total	10,622	10,900	(278)	(2.6)	9,270	9,690	(420)	(4.3)

Net operating income, as defined	$29,979	$35,777	$(5,798)	(16.2%)	$25,510	$26,107	$(597)	(2.3%)

(1)	Stabilized office properties owned at January 1, 2001 and still owned at June 30, 2002.

Total revenues from Office Properties decreased $6.1 million, or 13.0% to $40.6 million for the three months ended June 30, 2002 compared to $46.7 million for the three months ended June 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties decreased $0.8 million, or 2.4% to $35.2 million for the three months ended June 30, 2002 compared to $36.0 million for the three months ended June 30, 2001. For the quarter ended June 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 4.2% of recurring revenue. For the quarter ended June 30, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.5% of recurring revenue, excluding amounts recorded specifically for the eToys, Inc. (“eToys”) default. The gross increase in the provision for the second quarter 2002 compared to the second quarter 2001 was $1.1 million and related primarily to an increase in reserves for deferred rents receivable related to leases with Peregrine. During 2001 and in the first two quarters of 2002, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence of defaults under existing leases. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. Rental income generated by the Core Office Portfolio decreased $1.2 million, or 3.8% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio decreased 2.7% to 92.8% for the three months ended June 30, 2002 compared to 95.5% for the three months ended June 30, 2001. An increase of $0.7 million was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”), offset by a decrease of $0.3 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”).

Tenant reimbursements from Office Properties increased $0.4 million, or 7.6% to $5.4 million for the three months ended June 30, 2002 compared to $5.0 million for the three months ended June 30, 2001. An increase of $0.3 million, or 7.0% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to the reimbursement of property expenses for one property at which the previous tenant paid the expenses directly. An increase of $0.1 million generated by the Office Development Properties was partially offset by a decrease of $21,000 attributable to the Net Office Dispositions. Other income from Office Properties decreased approximately $5.6 million to $29,000 for the three months ended June 30, 2002 compared to $5.6 million for the three months ended June 30, 2001. This decrease was primarily due to the recognition of a $5.4 million lease termination fee from eToys in 2001. The remaining amounts in other income from Office Properties for both periods consisted primarily of management fees and tenant late charges.

Total expenses from Office Properties decreased $0.3 million, or 2.6% to $10.6 million for the three months ended June 30, 2002 compared to $10.9 million for the three months ended June 30, 2001. Property expenses from Office Properties increased $0.3 million, or 4.9% to $7.0 million for the three months ended June 30, 2002 compared to $6.7 million for the three months ended June 30, 2001. An increase of $0.4 million generated by the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Property expenses for the Core Office Portfolio remained consistent for the three months ended June 30, 2002 compared to the comparable period in 2001. Real estate taxes decreased $0.6 million, or 14.7% to $3.3 million for the three months ended June 30, 2002 as compared to $3.9 million for the three months ended June 30, 2001. Real estate taxes for the Core Office Portfolio decreased $0.4 million, or 13.0% for the three months ended June 30, 2002 compared to the comparable period in 2001. This decrease was primarily due to supplemental real estate taxes paid during the three months ended June 30, 2001 and real estate tax refunds received after successful appeals during the three months ended June 30, 2002. The remaining decrease of $0.2 million was attributable to an estimate for supplemental real estate taxes the Company recorded during the three months ended June 30, 2001 for recently completed Office Development Properties. Ground lease expense from Office Properties decreased $42,000, or 11.2% for the three months ended June 30, 2002 compared to the same period in 2001. Ground lease expense for the Core Office Portfolio decreased $34,000 or 10.5% for the three months ended June 30, 2002 compared to the comparable period in 2001. During the three months ended June 30, 2002 the Company renegotiated the ground leases at Kilroy Airport Center Long Beach resulting in a reduction of annual ground lease expense and simultaneously exercised the option to the extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net operating income, as defined, from Office Properties decreased $5.8 million, or 16.2% to $30.0 million for the three months ended June 30, 2002 compared to $35.8 million for the three months ended June 30, 2001. Of this decrease, $0.6 million was generated by the Core Office Portfolio and represented a 2.3% decrease in net operating income, as defined, for the Core Office Portfolio. The remaining decrease of $5.2 million was attributable to a decrease of $4.9 million from the Office Development Properties, and a decrease of $0.3 million from the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$9,276	$10,022	$(746)	(7.4%)	$9,276	$8,879	$397	4.5%
Tenant reimbursements	1,301	1,141	160	14.0	1,301	1,011	291	28.8
Other income	1	117	(116)	(99.1)	1	5	(4)	(80.0)

Total	10,578	11,280	(702)	(6.2)	10,578	9,895	684	6.9

Property and related expenses:
Property expenses	508	637	(129)	(20.3)	508	499	10	2.0
Real estate taxes	795	912	(117)	(12.8)	795	793	2	0.3

Total	1,303	1,549	(246)	(15.9)	1,303	1,292	12	0.9

Net operating income, as defined	$9,275	$9,731	$(456)	(4.7%)	$9,275	$8,603	$672	7.8%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at June 30, 2002.

Total revenues from Industrial Properties decreased $0.7 million, or 6.2% to $10.6 million for the three months ended June 30, 2002 compared to $11.3 million for the three months ended June 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $0.7 million, or 7.4% to $9.3 million for the three months ended June 30, 2002 compared to $10.0 million for the three months ended June 30, 2001. For the quarter ended June 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 4.2% of recurring revenue. For the quarter ended June 30, 2001 the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.5% of recurring revenue. The gross provision for the second quarter 2002 increased $0.3 million compared to the second quarter of 2001. During 2001 and the first two quarters of 2002, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence of defaults under existing leases. The Company evaluates its reserve levels on a quarterly basis. Rental income generated by the Core Industrial Portfolio increased $0.4 million, or 4.5% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily attributable to an increase in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio increased 1.3% to 98.3% for the three months ended June 30, 2002 compared to 97.0% for the three months ended June 30, 2001. The $0.4 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $1.1 million in rental income attributable to the seventeen industrial buildings sold during 2001 (the “Industrial Dispositions”).

Tenant reimbursements from Industrial Properties increased $0.2 million, or 14.0% to $1.3 million for the three months ended June 30, 2002 compared to $1.1 million for three months ended June 30, 2001. Tenant reimbursements in the Core Industrial Portfolio increased $0.3 million, primarily due to an increase in occupancy, which was offset by a decrease of $0.1 million attributable to the Industrial Dispositions.

Total expenses from Industrial Properties decreased $0.2 million, or 15.9% to $1.3 million for the three months ended June 30, 2002 compared to $1.5 million for the three months ended June 30, 2001. Property expenses from Industrial Properties decreased $0.1 million, or 20.3% to $0.5 million for the three months ended June 30, 2002 compared to $0.6 million for the three months ended June 30, 2001. This decrease was attributable to the Industrial Dispositions. Property expenses in the Core Industrial Portfolio remained consistent for the three months ended June 30, 2002 compared to the comparable period in 2001. Real estate taxes decreased $0.1 million, or 12.8% to $0.8 million for the three months ended June 30, 2002 compared to $0.9 million the three months ended June 30, 2001. The decrease of $0.1 million was attributable to the Industrial Dispositions. Real estate taxes for the Core Industrial Portfolio remained consistent between periods.

Net operating income, as defined, from Industrial Properties decreased $0.4 million, or 4.9% to $9.3 million for the three months ended June 30, 2002 compared to $9.7 million for the three months ended June 30, 2001. Net operating income for the Core Industrial Portfolio increased $0.7 million, or 7.8% for the three months ended June 30, 2002 compared to the same period in 2001, which was offset by a decrease of $1.1 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

Interest income decreased $0.2 million, or 69.0% to $0.1 million for the three months ended June 30, 2002 compared to $0.3 million for the three months ended June 30, 2001. A decrease of approximately $72,000 was attributable to interest earned on restricted cash balances held at Qualified Intermediaries, as defined by Section 1031 of the Internal Revenue Code, in January 2001, which were used in a tax deferred property exchange. The Company did not have any cash balances at Qualified Intermediaries in 2002. The remaining decrease is attributable to a general decrease in interest rates.

General and administrative expenses increased $0.6 million, or 22.7% to $3.6 million for the three months ended June 30, 2002 compared to $3.0 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine. This building, which Peregrine surrendered back to the Company in June 2002, was still under construction at June 30, 2002 and was not yet included in the Company’s portfolio of stabilized operating properties. The remaining $0.1 million increase was primarily due to the non-cash amortization of the restricted stock grant that was issued in February 2002.

Net interest expense decreased $1.8 million, or 17.4% to $8.8 million for the three months ended June 30, 2002 compared to $10.6 million for the three months ended June 30, 2001. Gross interest expense, before the effect of capitalized interest, decreased $1.8 million or 13.3% to $12.2 million for the three months ended

June 30, 2002 from $14.0 million for the three months ended June 30, 2001 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.0% at June 30, 2002 compared to 7.2% at June 30, 2001. Total capitalized interest and loan fees for both the three months ended June 30, 2002 and 2001 was $3.4 million.

Depreciation and amortization increased $5.8 million, or 45.7% to $18.5 million for the three months ended June 30, 2002 compared to $12.7 million for the three months ended June 30, 2001. The increase was due primarily to a charge of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2002	2001
	(unaudited, dollars in thousands)
Revenues:
Rental income	$89,730	$90,408	$(678)	(0.7%)
Tenant reimbursements	12,332	11,690	642	5.5
Interest income	371	713	(342)	(48.0)
Other income	1,467	5,790	(4,323)	(74.7)

Total revenues	103,900	108,601	(4,701)	(4.3)

Expenses:
Property expenses	15,230	14,312	918	6.4
Real estate taxes	7,913	8,379	(466)	(5.6)
General and administrative expenses	6,616	6,073	543	8.9
Ground leases	716	767	(51)	(6.6)
Interest expense	18,127	21,403	(3,276)	(15.3)
Depreciation and amortization	31,368	26,295	5,073	19.3

Total expenses	79,970	77,229	2,741	3.5

Income from operations	$23,930	$31,372	$(7,442)	(23.7%)

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the six months ended June 30, 2002 and 2001.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$71,257	$70,103	$1,154	1.6%	$60,633	$62,073	$(1,440)	(2.3%)
Tenant reimbursements	9,969	9,262	707	7.6	9,188	8,320	868	10.4
Other income	1,463	5,668	(4,205)	(74.2)	1,346	293	1,053	359.4

Total	82,689	85,033	(2,344)	(2.8)	71,167	70,686	481	0.7

Property and related expenses:
Property expenses	14,145	13,006	1,139	8.8	12,499	11,911	588	4.9
Real estate taxes	6,303	6,448	(145)	(2.2)	5,287	5,503	(216)	(3.9)
Ground leases	716	767	(51)	(6.6)	624	657	(33)	(5.0)

Total	21,164	20,221	943	4.7	18,410	18,071	339	1.9

Net operating income, as defined	$61,525	$64,812	$(3,287)	(5.1%)	$52,757	$52,615	$142	0.3%

(1)	Stabilized office properties owned at January 1, 2001 and still owned at June 30, 2002.

Total revenues from Office Properties decreased $2.4 million, or 2.9% to $82.7 million for the six months ended June 30, 2002 compared to $85.1 million for the six months ended June 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $1.2 million, or 1.6% to $71.3 million for the six months ended June 30, 2002 compared to $70.1 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 3.3% of recurring revenue. For the six months ended June 30, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.7% of recurring revenue, excluding amounts recorded specifically for the eToys default. The gross increase in the provision for the six months ended June 30, 2002 compared to the comparable period in 2001 was $1.4 million. During 2001 and the first two quarters of 2002, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. Rental income generated by the Core Office Portfolio decreased $1.4 million, or 2.3% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio decreased 2.7% to 93.0% for the six months ended June 30, 2002 compared to 95.7% for the six months ended June 30, 2001. An increase of $3.3 million in rental income was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”), offset by a decrease of $0.7 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”).

Tenant reimbursements from Office Properties increased $0.7 million, or 7.6% to $10.0 million for the six months ended June 30, 2002 compared to $9.3 million for the six months ended June 30, 2001. An increase of $0.9 million, or 10.4% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to the reimbursement of property expenses at one property at which the previous tenant paid the expenses directly. This increase was partially offset by a decrease of $0.1 million generated by the Office Development Properties due to the eToys default and a decrease of $0.1 million attributable to the Net Office Dispositions. Other income from Office Properties decreased $4.2 million to $1.5 million for the six months ended June 30, 2002 compared to $5.7 million for the six months ended June 30, 2001. During the six months ended June 30, 2001 the Company recognized a $5.4 million lease termination fee from eToys. During the six months ended June 30, 2002 the Company recognized a $1.2 million lease termination fee resulting from the early termination of a lease at a building in San Diego. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses from Office Properties increased $1.0 million, or 4.7% to $21.2 million for the six months ended June 30, 2002 compared to $20.2 million for the six months ended June 30, 2001. Property expenses from Office Properties increased $1.1 million, or 8.8% to $14.1 million for the six months ended June 30, 2002 compared to $13.0 million for the six months ended June 30, 2001. An increase of $0.6 million in property expenses was attributable to the Core Office Portfolio and was offset by an increase in tenant reimbursements. This increase was primarily attributable to the Company paying property expenses directly for one property at which the previous tenant paid the expenses directly. Of the remaining increase of $0.5 million, an increase of $0.6 million generated by the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Real estate taxes decreased $0.1 million, or 2.2% to $6.3 million for the six months ended June 30, 2002 as compared to $6.4 million for the six months ended June 30, 2001. Real estate taxes for the Core Office Portfolio decreased $0.2 million, or 3.9% for the six months ended June 30, 2002 compared to the comparable period in 2001. This decrease was primarily due to supplemental real estate taxes paid during the six months ended June 30, 2001. This decrease was partially offset by an increase of $0.1 million was attributable to the Office Development Properties. Ground lease expense decreased $51,000, or 6.6% for the six months ended June 30, 2002 compared to the same period in 2001. Ground lease expense for the Core Office Portfolio decreased $33,000, or 5.0% for the six months ended June 30, 2002 compared to the comparable period in 2001. During the six months ended June 30, 2002 the Company renegotiated the ground leases at Kilroy Airport Center Long Beach resulting in a reduction of annual ground lease expense and simultaneously exercised the options to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net operating income, as defined, from Office Properties decreased $3.4 million, or 5.2% to $61.5 million for the six months ended June 30, 2002 compared to $64.9 million for the six months ended June 30, 2001. Net

Operating Income from the Core Office Portfolio increased $0.1 million, or 0.3% for the six months ended June 30, 2002 compared to the comparable period 2001. A decrease of $2.9 million was generated by the Office Development Properties, due to the eToys default, and a decrease of $0.6 million attributable to the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$18,473	$20,305	$(1,832)	(9.0%)	$18,472	$17,659	$813	4.6%
Tenant reimbursements	2,363	2,428	(65)	(2.7)	2,364	2,047	317	15.5
Other income	4	122	(118)	(96.7)	4	6	(2)	(33.3)

Total	20,840	22,855	(2,015)	(8.8)	20,840	19,712	1,128	5.7

Property and related expenses:
Property expenses	1,085	1,306	(221)	(16.9)	1,084	966	118	12.2
Real estate taxes	1,610	1,931	(321)	(16.6)	1,610	1,653	(43)	(2.6)

Total	2,695	3,237	(542)	(16.7)	2,694	2,619	75	2.9

Net operating income, as defined	$18,145	$19,618	$(1,473)	(7.5%)	$18,146	$17,093	$1,053	6.2%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at June 30, 2002.

Total revenues from Industrial Properties decreased $2.0 million, or 8.8% to $20.8 million for the six months ended June 30, 2002 compared to $22.8 million for the six months ended June 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $1.8 million, or 9.0% to $18.5 million for the six months ended June 30, 2002 compared to $20.3 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 3.3% of recurring revenue. For the six months ended June 30, 2001 the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.7% of recurring revenues. The gross increase in the provision for the six months ended June 30, 2002 compares to the same period in 2001 was $0.3 million. During 2001 and the first two quarters of 2002, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. The Company evaluates its reserve levels on a quarterly basis. Rental income generated by the Core Industrial Portfolio increased $0.8 million, or 4.6% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily attributable to an increase in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio increased 1.0% to 98.4% for the six months ended June 30, 2002 compared to 97.4% for the six months ended June 30, 2001. The $0.8 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $2.6 million in rental income attributable to the seventeen industrial buildings sold during 2001 (the “Industrial Dispositions”).

Tenant reimbursements from Industrial Properties decreased $0.1 million, or 2.7% to $2.3 million for the six months ended June 30, 2002 compared to $2.4 million for six months ended June 30, 2001. An increase of $0.3 million, or 15.5% generated by the Core Industrial Portfolio, which was due primarily to an increase in occupancy, was offset by a decrease of $0.4 million attributable to the Industrial Dispositions.

Total expenses from Industrial Properties decreased $0.5 million, or 16.7% to $2.7 million for the six months ended June 30, 2002 compared to $3.2 million for the six months ended June 30, 2001. Property expenses from Industrial Properties decreased $0.2 million, or 16.9% to $1.1 million for the six months ended June 30, 2002 compared to $1.3 million for the six months ended June 30, 2001. An increase of $0.1 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.3 million attributable to the Industrial Dispositions. Real estate taxes decreased $0.3 million, or 16.6% to $1.6 million for the six months ended June 30, 2002 compared to $1.9 million the six months ended June 30, 2001. Real estate taxes for the Core Industrial Portfolio decreased $43,000, or 2.6% for the six months ended June 30, 2002 compared to the same period in 2001 due to supplemental real estate taxes that were paid during the six months ended June 30, 2001. The remaining decrease of $0.2 million was attributable to the Industrial Dispositions.

Net operating income, as defined, from Industrial Properties decreased $1.5 million, or 7.5% to $18.1 million for the six months ended June 30, 2002 compared to $19.6 million for the six months ended June 30, 2001. Net operating income for the Core Industrial Portfolio increased $1.1 million, or 6.2% for the six months ended June 30, 2002 compared to the same period in 2001, which was offset by a decrease of $2.6 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

Interest income decreased $0.3 million, or 48.0% to $0.4 million for the six months ended June 30, 2002 compared to $0.7 million for the six months ended June 30, 2001. A decrease of approximately $82,000 was attributable to interest income earned in January 2001 on a note receivable from a related party. This note was repaid in January 2001. In addition, a decrease of approximately $99,000 was attributable to interest earned on restricted cash balances held at Qualified Intermediaries, as defined by Section 1031 of the Internal Revenue Code, in January 2001, which were used in a tax deferred property exchange. The Company did not have any cash balances at Qualified Intermediaries in 2002. The remaining decrease is attributable to a general decrease in interest rates.

General and administrative expenses increased $0.5 million, or 8.9% to $6.6 million for the six months ended June 30, 2002 compared to $6.1 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine. This building, which Peregrine surrendered back to the Company in June 2002, was still under construction at June 30, 2002 and was not yet included in the Company’s portfolio of stabilized operating properties.

Net interest expense decreased $3.3 million, or 15.3% to $18.1 million for the six months ended June 30, 2002 compared to $21.4 million for the six months ended June 30, 2001. Gross interest expense, before the effect of capitalized interest, decreased $2.8 million or 10.0% to $25.3 million for the six months ended June 30, 2002 from $28.1 million for the six months ended June 30, 2001 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.0% at June 30, 2002 compared to 7.2% at June 30, 2001. Total capitalized interest and loan fees increased $0.5 million or 7.0% to $7.2 million for the six months ended June 30, 2002 from $6.7 million for the six months ended June 30, 2001 primarily due to higher average construction in progress balances in the first quarter of 2002 as compared to the same period in 2001.

Depreciation and amortization increased $5.1 million, or 19.3% to $31.4 million for the six months ended June 30, 2002 compared to $26.3 million for the six months ended June 30, 2001. The increase was due primarily to a charge of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine Systems, Inc.

Development Program

The Company expects that the most significant part of the Company’s growth over the next two to three years will continue to come from the Company’s development program. At June 30, 2002, the Company had the following five development projects in lease-up, under construction or committed for construction.

Project Name / Submarket	Estimated Completion Date	Estimated Stabilization Date(1)	Projected		Total Costs to Date(3)	Percentage Committed(4)
			Square Feet upon Completion	Total Estimated Investment(2)
Projects in Lease-Up:
Westside Media Center—Phase III / West LA, CA	2nd Quarter 2002	2nd Quarter 2003	151,000	$58,045	$43,461	20%

Total Projects in Lease-Up			151,000	58,045	43,461	20%

Projects Under Construction:
Brobeck, Phleger & Harrison Expansion / Del Mar, CA	3rd Quarter 2002	3rd Quarter 2002	89,168	24,863	17,804	100%
Imperial & Sepulveda / El Segundo, CA	3rd Quarter 2002	3rd Quarter 2003	133,678	44,130	31,730	—
Peregrine Systems—Bldg 4 / Del Mar, CA(5)	4th Quarter 2002	4th Quarter 2003	114,780	30,464	22,577	—
San Diego Corporate Center	3rd Quarter 2003	3rd Quarter 2004	208,961	62,999	21,955	84%

Total Projects Under Construction			546,587	162,456	94,066	48%

Committed Development:
None
Total In-Process & Committed Development Projects			697,587	$220,501	$137,527	42%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2002.
(3)	Costs to date as of June 30, 2002.
(4)	Includes executed leases and signed letters of intent, calculated on a square footage basis.
(5)	Building 4 was previously committed to Peregrine Systems, Inc. Peregrine surrendered Building 4 back to the Company in June 2002.

In July 2002, the Company completed the construction at the development project located at Imperial and Sepulveda in El Segundo, California and received the temporary certificate of occupancy for the building. The Company has resolved all parking issues related to the project.

The Company’s lease-up, in-process and committed development projects were 42% committed at June 30, 2002. As discussed under the caption “Factors Which May Influence Future Results of Operations” the demand for office space in the Los Angeles region, including the El Segundo and West LA markets, has not been as strong as the Company had experienced during the last two to three years due to the current economic environment. Consequently, management cannot reasonably predict when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. The Company currently has two in-process development projects in the Los Angeles region encompassing an aggregate of approximately 284,700 rentable square feet, 151,000 of which became available for lease in the second quarter of 2002 and 133,700 became available for lease in the third quarter of 2002. If the Company is unable to lease this space within twelve months of when it became available for lease, the Company’s results of operations and cash flows will be adversely affected.

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

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs, and capital expenditures is net cash from operations. The Company’s primary source of liquidity to fund development costs, potential undeveloped land and property acquisitions, temporary working capital, and unanticipated cash needs is the Company’s $425 million unsecured revolving credit facility and its cash flow from operations. As of June 30, 2002, the Company’s ratio of total debt as a percentage of total market capitalization was 42.8%. As of June 30, 2002, the Company’s ratio of total debt plus cumulative redeemable preferred units as a percentage of total market capitalization was 51.6%.

In March 2002, the Company obtained a new $425 million unsecured revolving credit facility (the “New Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line (the “Old Credit Facility”) which was scheduled to mature in November 2002. In connection with obtaining the New Credit Facility, the Company repaid its $100 million unsecured debt facility which was also scheduled to mature September 2002. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.34% at June 30, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At June 30, 2002, the Company had borrowings of $306 million outstanding under the New Credit Facility and availability of approximately $118 million. The Company expects to use the New Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate uses.

In January 2002, the Company borrowed $80.0 million under a mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Old Credit Facility.

In February 2002, the Company repaid the $9.1 million principal balance of an existing construction loan, which had a stated maturity of April 2002. In March 2002, in connection with the acquisition of The Allen Group’s interest in the Development LLC properties (see Notes 2 and 5 to the Company’s consolidated financial statements) the Company repaid three construction loans which had outstanding principal balances totaling $78.8 million. These loans had stated maturities ranging from April 2002 thru May 2003 and were secured by certain of the acquired Development LLC properties. All of the repayments were funded through borrowings under the Company’s Credit Facility and did not require prepayment penalties.

The following table sets forth the composition of the Company’s secured debt at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$90,167	$91,005
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest Payments	79,720
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, ( 3.63% and 3.69% at June 30, 2002 and December 31, 2001, respectively), monthly interest-only payments(a)	79,785	79,785
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(b)	77,303	78,065
Construction loan payable, due April 2002, interest at LIBOR plus 2.00%, (4.13% at December 31, 2001, respectively)(a)(c)		56,852
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.59% and 3.63% at June 30, 2002 and December 31, 2001, respectively), monthly interest-only payments(a)	31,000	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	27,172	27,592
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.59% and 3.89% at June 30, 2002 December 31, 2001, respectively), monthly principal and interest payments(a)	21,209	21,499
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principle and interest payments	12,615	12,679
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,818	12,034
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% at December 31, 2001)(a)(c)		11,659
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	9,961	10,156
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% at December 31, 2001)(a)(d)		9,088
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000	7,954	8,135
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,598	6,742
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001)(a)(c)		3,296

	$455,302	$459,587

(a)
The variable interest rates stated as of June 30, 2002 and December 31, 2001 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at June 30, 2002 and December 31, 2001.

(b)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(c)
In March 2002, the Company repaid these construction loans in connection with the acquisition of The Allen Group’s minority interest in the Development LLCs (see Notes 3 and 5 in the Company’s consolidated financial statements). The repayments were funded with borrowings under the Company’s New Credit Facility.

(d)	In February 2002, the Company repaid this loan with borrowing under the Company’s Old Credit Facility.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at June 30, 2002 and December 31, 2001:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Secured vs. unsecured:
Secured	59.8%	64.3%	6.5%	6.2%
Unsecured	40.2%	35.7%	5.1%	7.8%

Fixed rate vs. variable rate:
Fixed rate(1)(2)(4)	68.7%	76.5%	7.1%	7.6%
Variable rate(3)	31.3%	23.5%	3.4%	4.0%

Total Debt			6.0%	6.8%

Total Debt Including Loan Fees			6.3%	7.4%

(1)	The Company currently has an interest-rate swap agreement, which expires in November 2002, to fix LIBOR on $150 million of its floating rate debt at 5.48%.
(2)	The Company currently has an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its floating rate debt at 4.46%.
(3)	The Company currently has interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its floating rate debt at 4.25%.
(4)
The percentage of fixed rate debt to total debt does not take into consideration the portion of floating rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 81.8% of its total outstanding debt at June 30, 2002.

In addition to the sources of capital described above, as of August 9, 2002, the Company has an aggregate of $313 million of equity securities available for future issuance under a shelf registration statement.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and New Credit Facility at June 30, 2002 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at June 30, 2002:

	(in thousands)
	Remaining 2002	2003-2004	2005-2006	After 2006	Total
Secured Debt	$3,732	$123,659	$126,017	$201,894	$455,302
Credit Facility			306,000		306,000
Ground Lease Obligations	818	3,083	3,034	72,911	79,846

Total	$4,550	$126,742	$435,051	$274,805	$841,148

The New Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the immediate full or partial payment of the associated debt. The Company was in compliance with all its covenants at June 30, 2002.

Capital Commitments and Other Liquidity Needs

As of June 30, 2002 the Company had an aggregate of approximately 697,600 rentable square feet of office space that was either in lease-up or under construction, at a total budgeted cost of approximately $220.5 million. The Company has spent an aggregate of approximately $137.5 million on these projects as of June 30, 2002. The

Company intends to finance the remaining $83.0 million of presently budgeted development costs from among one or more of the following sources: borrowings under the New Credit Facility, additional construction loan financing, long-term secured and unsecured borrowings and working capital.

As of June 30, 2002, the Company had executed leases that committed the Company to $7.3 million in unpaid leasing costs and tenant improvements. In addition, the Company had contracts outstanding for $1.4 million in capital improvements at June 30, 2002. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain the Company’s Properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. For 2002, the Company plans to spend approximately $7.9 million in improvements planned for its one office renovation project and additional incremental revenue generating capital expenditures and tenant improvements at several other buildings as leases are executed during 2002, of which approximately $5.6 million was spent during the six months ended June 30, 2002. In addition, the Company plans to spend approximately $8.8 million in 2002 for non-incremental revenue generating leasing costs, tenant improvements, and capital expenditures at several other buildings of which approximately $1.6 million was spent during the six months ended June 30, 2002. The amount and timing of actual expenditures may differ from present expectations.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the New Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its shareholders, and based on current net income and cash flows, would not be required to increase its 2002 distribution levels to maintain its REIT status. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On May 7, 2002, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on July 17, 2002 to shareholders of record on June 28, 2002. This dividend is equivalent to an annual rate of $1.98 per share and is a 3.1% increase from the 2001 annualized dividend level of $1.92. In addition the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total $13.5 million of annualized preferred dividends.

In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. As of August 9, 2002, an aggregate of 735,700 shares remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions and the Company’s overall liquidity position.

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

On August 1, 2002, the Company acquired an office property in Santa Ana, California from an unaffiliated third-party for approximately $8.1 million. The property encompasses approximately 107,000 rentable square feet and the Company will lease 100% of the space back to the seller.

The Company believes that it will have sufficient capital resources to satisfy its short-term liquidity needs. The Company estimates it will have a minimum of approximately $206.8 million of available sources to meet its short-term cash needs from the estimated availability of approximately $118 million under its New Credit Facility and estimated operating cash flow of $88.8 million, calculated based on the average of the Company’s operating cash flow over the past three years. The Company estimates it will have a minimum of approximately $195.5 million of commitments comprised of $7.4 million in secured debt principal repayments over the next 12 months, $1.6 million of ground lease obligations over the next 12 months, $83.0 million of planned development expenditures for in-process development, $8.7 million of committed leasing costs, tenant improvements and capital improvements, $9.5 million in planned renovations and budgeted leasing costs, tenant improvements, and capital expenditures, approximately $77.2 million in distributions to stockholders and common and preferred unitholders and $8.1 million for the acquisition on August 1, 2002. There can be, however, no assurance that the Company will not exceed these estimated expenditure levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at June 30, 2002:

Occupancy by Segment Type

	Number of Buildings	Square Feet			Occupancy
		Total	Leased	Available
Office Properties:
Los Angeles	32	3,276,494	2,796,367	480,127	85.3%
Orange County	12	546,850	493,545	53,305	90.3
San Diego	41	3,037,673	3,014,786	22,887	99.2
Other	6	709,354	693,690	15,664	97.8

	91	7,570,371	6,998,388	571,983	92.4

Industrial Properties:
Los Angeles	7	554,490	553,810	680	99.9
Orange County	52	4,236,038	4,148,232	87,806	97.9
Other	2	295,417	295,417		100.0

	61	5,085,945	4,997,459	88,486	98.3

Total Portfolio	152	12,656,316	11,995,847	660,469	94.8%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2002	23	127,796	1.9%	$2,320
2003	68	1,004,131	14.5	16,177
2004	63	817,059	11.8	17,975
2005	54	708,224	10.3	13,042
2006	45	588,493	8.5	13,215
2007	28	707,143	10.2	12,005

	281	3,952,846	57.2	74,734

Industrial Properties:
Remaining 2002	15	47,569	1.0	440
2003	35	540,365	11.0	3,540
2004	25	550,375	11.2	4,011
2005	16	709,056	14.4	5,243
2006	10	590,638	12.0	4,486
2007	10	398,629	8.1	2,479

	111	2,836,632	57.7	20,199

Total Portfolio	392	6,789,478	57.4%	$94,933

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of June 30, 2002.
(3)	Determined based on cash base rent at June 30, 2002, multiplied by 12, including all leases executed on or before July 1, 2002.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)(5)	Change in Cash Rents(3)	Retention Rate(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended June 30, 2002:
Office Properties	5	9	111,798	43,509	(1.4)%	(22.0)%	31.3%	86
Industrial Properties	2	2	7,761	64,273	16.1%	(1.2)%	76.7%	89

Total Portfolio	7	11	119,559	107,782	3.6%	(15.9)%	48.4%	87

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rate(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Six Months Ended June 30, 2002:
Office Properties	9	22	207,679	174,488	0.3%	(6.9)%	33.0%	63
Industrial Properties	11	9	129,335	158,748	9.9%	(0.1)%	52.9%	73

Total Portfolio	20	31	337,014	333,236	2.5%	(5.3)%	40.4%	67

(1)	Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Change in rents were down for the three and six months ended June 30, 2002 due to two new office leases with executive suite companies where the previous operators failed. To incentivize a new operator, the Company signed leases with rents 11% and 42% lower than the old rents on a GAAP and cash basis, respectively. Excluding those two leases, the change in office rents for the three months ended June 30, 2002 would have been 13.3% and 8.7% on a GAAP and cash basis, respectively.

Historical Cash Flows

The principal sources of funding for development, acquisitions, and capital expenditures are the New Credit Facility, cash flow from operating activities, and secured and unsecured debt financing. The Company’s net cash provided by operating activities decreased $12.7 million, or 25.2% to $37.8 million for the six months ended June 30, 2002 compared to $50.5 million for the six months ended June 30, 2001. This decrease was primarily attributable to the effect of the $15.0 million the Company drew under two letters of credit after one of its tenants defaulted on its lease in January 2001. The decrease also due to the timing differences in payments of account payable and other receivable balances at the end of each comparable period.

Net cash used in investing activities increased $7.6 million, or 16.5% to $53.8 million for the six months ended June 30, 2002 compared to $46.2 million for the six months ended June 30, 2001. Cash used in investing activities for the six months ended June 30, 2002 consisted primarily of expenditures for construction in progress of $45.5 million, $6.1 million in additional tenant improvements and capital expenditures and $2.2 million of cash paid toward the purchase of The Allen Group’s minority interest in Development LLCs (see Note 5 to the Company’s consolidated financial statements). Cash used in investing activities for the six months ended June 30, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, the purchase of 9.8 acres of undeveloped land for $15.1 million (net of a $9.1 secured note issued in connection with the acquisition), expenditures for construction in progress of $51.9 million, and $3.4 million in additional tenant improvements and capital expenditures offset, by $18.3 million in net proceeds received from the sale of three industrial buildings.

Net cash provided by financing activities increased $20.3 million, or 253.8% to $12.3 million net cash provided by financing activities for the six months ended June 30, 2002 compared to $8.0 million net cash used in financing activities for the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 consisted primarily of $231.9 million of net borrowings under the New Credit Facility and net proceeds from the issuance of mortgage debt partially offset by $191.7 million in principal payments on the secured debt, the repayment of the unsecured term facility and four construction loans and $32.0 million in distributions paid to common stockholders and minority interests. Cash used in financing activities for the six months ended June 30, 2001 consisted primarily of $25.7 million in repayments to the Old Credit Facility and principal payments on secured debt and $28.1 million in distributions paid to common stockholders and minority interests, partially offset by a $27.8 decrease in restricted cash used in a tax deferred property exchange and $16.8 million of additional funding drawn under the Company’s construction loans.

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

The following table presents the Company’s Funds From Operations for the three months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net income	$4,957	$15,097	$18,464	$21,523
Adjustments:
Minority interest in earnings of Operating Partnership	986	1,796	2,496	2,641
Depreciation and amortization	18,311	12,030	30,446	25,000
Net gains on dispositions of operating properties	(896)	(1,234)	(896)	(1,539)
Cumulative effect of change in accounting principle				1,392
Non-cash amortization of restricted stock grants(1)		548		1,096

Funds From Operations	$23,358	$28,237	$50,510	$50,113

(1)	Commencing January 1, 2002, non-cash amortization of restricted stock grants is not added back to calculate Funds From Operations.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2001 to June 30, 2002 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at June 30, 2002 and December 31, 2001. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.50% to LIBOR plus 1.75% at June 30, 2002 and ranged from LIBOR plus 1.50% to LIBOR plus 3.00% at December 31, 2001. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 2002 and December 31, 2001. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2001.

Interest Rate Risk Analysis—Tabular Presentation
(dollars in millions)

	Maturity Date						June 30, 2002		December 31, 2001
	2002	2003	2004	2005	2006	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate				$306.0			$306.0	$306.0	$155.0	$155.0
Variable rate index				LIBOR			LIBOR		LIBOR
Secured debt:
Variable rate	$0.1	$80.1	$20.7		$31.0		$131.9	$131.9	$313.1	$313.1
Variable rate index	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR		LIBOR
Fixed rate	$3.6	$15.2	$7.7	$88.9	$6.1	$201.9	$323.4	$386.2	$246.4	$301.1
Average interest rate	7.67%	7.66%	7.67%	8.30%	7.34%	7.13%	7.50%		7.76%

Interest Rate Derivatives Used
to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount	$150.0			$50.0			$200.0	$(3.5)	$300.0	$(5.8)
Fixed pay interest rate	5.48%			4.46%			5.23%		6.21%
Floating receive rate index	LIBOR			LIBOR
Interest rate cap agreements:
Notional amount				$100.0			$100.0	$1.2	$57.0	$—
Cap rate				4.25%			4.25%		8.50%
Forward rate index				LIBOR

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the six months ended June 30, 2002, no legal proceedings were initiated against or on behalf of the Company, which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended June 30, 2002, the Company redeemed 36,827 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The issuance of the 36,827 common shares in connection with these redemptions was registered on a registration statement declared effective by the SEC in 1999.

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

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K (No. 1-12675), dated April 29, 2002 in connection with its first quarter 2002 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2002.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)