Form 10-Q
period 2002-09-30
KILROY REALTY CORP
filed 2002-10-31
CIK 1025996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

As of October 30, 2002, 27,928,080 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLI DATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
INVESTMENT IN REAL ESTATE (Note 2):
Land and improvements	$297,305	$269,366
Buildings and improvements, net	1,290,575	1,140,499
Undeveloped land and construction in progress, net	109,700	191,129

Total investment in real estate	1,697,580	1,600,994
Accumulated depreciation and amortization	(270,951)	(241,665)

Investment in real estate, net	1,426,629	1,359,329
CASH AND CASH EQUIVALENTS	9,878	16,487
RESTRICTED CASH	7,348	5,413
CURRENT RECEIVABLES, NET	2,779	4,770
DEFERRED RENT RECEIVABLES, NET	28,422	27,381
DEFERRED LEASING COSTS, NET	30,532	33,120
DEFERRED FINANCING COSTS, NET (Note 4)	6,873	3,948
PREPAID EXPENSES AND OTHER ASSETS	5,852	6,781

TOTAL ASSETS	$1,518,313	$1,457,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 3)	$473,268	$459,587
Unsecured line of credit (Note 3)	300,000	155,000
Unsecured term facility (Note 3)		100,000
Accounts payable, accrued expenses and other liabilities (Note 4)	37,766	53,879
Accrued distributions (Note 13)	15,922	14,634
Rents received in advance, tenant security deposits and deferred revenue	20,143	15,955

Total liabilities	847,099	799,055

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTERESTS (Note 5):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	68,522	49,176
Minority interests in Development LLCs (Notes 1, 2 and 5)		15,869

Total minority interests	221,023	217,546

STOCKHOLDERS’ EQUITY (Note 6):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,928,080 and 27,426,071 shares issued and outstanding, respectively	278	274
Additional paid-in capital	503,184	479,295
Distributions in excess of earnings	(48,020)	(33,163)
Accumulated net other comprehensive loss (Note 4)	(5,251)	(5,778)

Total stockholders’ equity	450,191	440,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,518,313	$1,457,229

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATE D STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES (Note 10):
Rental income	$45,481	$44,826	$134,872	$134,902
Tenant reimbursements	5,280	5,882	17,576	17,537
Interest income	80	170	451	883
Other income	211	383	1,678	6,173

Total revenues	51,052	51,261	154,577	159,495

EXPENSES:
Property expenses	7,931	7,879	23,148	22,193
Real estate taxes	4,061	4,087	11,938	12,425
General and administrative expenses (Note 8)	2,966	2,796	9,582	8,870
Ground leases	319	379	1,035	1,146
Interest expense	8,966	10,605	27,025	31,879
Depreciation and amortization (Note 8)	14,744	12,838	46,060	39,079

Total expenses	38,987	38,584	118,788	115,592

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES AND MINORITY INTERESTS	12,065	12,677	35,789	43,903
NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES (Note 2)		2,468	896	4,007

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,065	15,145	36,685	47,910

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)	(10,125)	(10,125)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(1,184)	(1,018)	(3,656)	(3,643)
Recognition of previously reserved Development LLC preferred return (Notes 2 and 5)			3,908
Minority interest in earnings of Development LLCs		(1,547)	(1,024)	(2,152)

Total minority interests	(4,559)	(5,940)	(10,897)	(15,920)

INCOME FROM CONTINUING OPERATIONS	7,506	9,205	25,788	31,990
DISCONTINUED OPERATIONS (Notes 2 and 11):
Revenues from discontinued operations	59	185	434	552
Expenses from discontinued operations	(95)	(98)	(264)	(319)
Net gain on disposition of discontinued operations	470		470
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(55)	(9)	(79)	(25)

Total income from discontinued operations	379	78	561	208

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	7,885	9,283	26,349	32,198
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE				(1,392)

NET INCOME	$7,885	$9,283	$26,349	$30,806

Income from continuing operations—basic (Note 12)	$0.27	$0.34	$0.94	$1.18

Income from continuing operations—diluted (Note 12)	$0.27	$0.34	$0.93	$1.17

Income from continuing operations per common share—basic (Note 12)	$0.27	$0.34	$0.94	$1.18

Income from continuing operations per common share—diluted (Note 12)	$0.27	$0.34	$0.93	$1.17

Net income per common share—basic (Note 12)	$0.29	$0.34	$0.96	$1.14

Net income per common share—diluted (Note 12)	$0.28	$0.34	$0.95	$1.13

Weighted average shares outstanding—basic (Note 12)	27,623,168	27,359,343	27,448,686	27,079,702

Weighted average shares outstanding—diluted (Note 12)	27,839,192	27,586,503	27,732,586	27,314,967

Dividends declared per common share	$0.495	$0.480	$1.485	$1.440

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

C ONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2001	27,426,071	$274	$479,295	$(33,163)	$(5,778)	$440,628
Net income				26,349		26,349
Other comprehensive income (Note 4)					527	527

Comprehensive income						26,876
Exercise of stock options	208,381	1	4,247			4,248
Issuance of restricted stock (Note 6)	81,729	1				1
Non-cash amortization of restricted stock grants			2,707			2,707
Repurchase of restricted stock	(10,371)		(367)			(367)
Conversion of common limited partnership units of the Operating Partnership (Note 5)	222,270	2	5,490			5,492
Adjustment for minority interest			11,812			11,812
Dividends declared ($1.485 per share)				(41,206)		(41,206)

BALANCE AT SEPTEMBER 30, 2002	27,928,080	$278	$503,184	$(48,020)	$(5,251)	$450,191

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,349	$30,806
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	46,130	39,158
Provision for uncollectable tenant receivables and deferred rent	4,892	2,259
Minority interest in earnings of Operating Partnership and Development LLCs	851	5,820
Non-cash amortization of restricted stock grants	2,707	1,643
Cumulative effect of change in accounting principle		1,392
Net gains on dispositions of operating properties	(1,366)	(4,007)
Other	331	(130)
Changes in assets and liabilities:
Current and deferred rent receivables	(6,004)	(2,855)
Deferred leasing costs	(1,009)	(2,506)
Prepaid expenses and other assets	(1,106)	(504)
Accounts payable, accrued expenses and other liabilities	(11,199)	7,439
Rents received in advance and tenant security deposits	4,188	(3,167)

Net cash provided by operating activities	64,764	75,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(9,081)	(9,244)
Expenditures for undeveloped land and construction in progress	(64,557)	(79,388)
Acquisition of operating property	(7,569)
Acquisition of minority interest in Development LLCs (Note 5)	(2,189)
Net proceeds received from dispositions of operating properties	6,185	44,832

Net cash used in investing activities	(77,211)	(43,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on unsecured line of credit	145,000	(6,000)
Proceeds from secured debt (Note 3)	119,963	17,243
Principal payments on secured debt and unsecured term facility (Note 3)	(206,282)	(21,368)
Financing costs	(7,279)	(129)
Proceeds from exercise of stock options	4,248	5,030
(Increase) decrease in restricted cash	(1,935)	9,214
Distributions paid to common stockholders and common unitholders	(45,688)	(42,683)
Net distributions to minority interests in Development LLCs	(2,189)	263

Net cash provided by (used in) financing activities	5,838	(38,430)

Net decrease in cash and cash equivalents	(6,609)	(6,882)
Cash and cash equivalents, beginning of period	16,487	17,600

Cash and cash equivalents, end of period	$9,878	$10,718

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$25,306	$28,794

Distributions paid to Cumulative Redeemable Preferred unitholders	$10,125	$10,125

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 13)	$15,922	$14,634

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 5)	$38,689

Note receivable repaid in connection with property acquisition		$33,274

Issuance of secured note payable in connection with undeveloped land acquisition		$9,125

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002 and 2001
(unaudited)

1.	Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, develops, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of September 30, 2002, the Company’s stabilized portfolio of operating properties consisted of 91 office buildings (the “Office Properties”) and 62 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.6 million and 5.2 million rentable square feet, respectively, and was 93.1% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties, excluding properties currently under construction, renovation or in pre-development and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year of substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of September 30, 2002, the Company had three office properties encompassing an aggregate of approximately 399,500 rentable square feet, which were in the lease-up phase. In addition, as of September 30, 2002, the Company had one office property under construction and one property under renovation, which when completed are expected to encompass an aggregate of approximately 209,000 and 78,000 rentable square feet, respectively.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.8% general partnership interest in the Operating Partnership as of September 30, 2002. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities of the Company.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Notes 2 and 5). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions.

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

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2002, the Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 11). The net income and the net gain on dispositions of operating properties sold prior to December 31, 2001 are included in continuing operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

Adoption of Stock Option Accounting

The Company voluntarily adopted the fair value recognition method of Statement of Financial Accounting Standard 123 “Accounting for Stock Based Compensation” (“SFAS 123”) effective January 1, 2002. Under the fair value recognition method of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

straight-line basis over the option vesting period. The adoption provisions of SFAS 123 require that the fair value recognition method be applied to stock options granted after the beginning of the fiscal year in which the recognition provisions are adopted, except to the extent that stock options granted in fiscal years before the year of initial adoption are modified or settled in cash. As a result, the Company will continue to account for stock options granted prior to January 1, 2002 using the intrinsic value based method of accounting prescribed by Accounting Practice Bulletin No. 25 “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Compensation.” The adoption of SFAS No. 123 did not have a material impact on the Company’s results of operations or financial condition (see Note 6).

2.	Acquisitions, Dispositions and Completed Development Projects

Acquisition of Industrial Property

In August 2002, the Company acquired one industrial property, including undeveloped land adjacent to the Company’s one renovation property, from an unaffiliated third party for approximately $8.1 million. The property, which is located in Santa Ana, California, encompasses approximately 107,000 rentable square feet and the Company has leased 100% of the space to the seller. This lease expires June 30, 2003.

Acquisition of Minority Interest in Development LLC Properties

On March 25, 2002, the Company acquired The Allen Group’s interest in the assets of the Development LLCs which included nine San Diego office properties encompassing approximately 848,300 rentable square feet, and three San Diego development sites, encompassing approximately 11.9 acres (see Notes 1 and 5).

Dispositions of Office Properties

For the three months ended June 30, 2002, the Company recognized a gain of approximately $896,000 related to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain contingencies associated with the disposition were resolved. This gain is included in continuing operations as it relates to a property that was sold prior to December 31, 2001.

In September 2002, the Company sold an office property to an unaffiliated third party for an aggregate sales price of approximately $6.5 million. The property, which encompasses approximately 45,600 rentable square feet, is located in San Diego, California. The Company recorded a net gain of approximately $470,000 in connection with the sale and used the proceeds to pay down approximately $4.1 million of the principal balance of an existing mortgage loan and to repay borrowings under the New Credit Facility (defined below). The net income and the net gain on disposition for the property has been included in discontinued operations for the three and nine months ended September 30, 2002 and 2001 (see Note 11).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Completed Development Projects

During the nine months ended September 30, 2002, the Company added the following development projects to the Company’s stabilized portfolio:

Property Type	Location	Completion Date	Stabilization Date	No. of Buildings	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office	Rancho Bernardo, CA	Q2 2001	Q1 2002	1	70,600	100%	100%
Office	Sorrento Mesa, CA	Q1 2002	Q1 2002	1	60,700	100%	100%
Office	Calabasas, CA	Q2 2001	Q2 2002	1	100,600	92%	97%
Office	Rancho Bernardo, CA	Q2 2001	Q2 2002	1	46,800	51%	100%
Office	Sorrento Mesa, CA	Q4 2001	Q2 2002	1	68,400	100%	100%
Office	Del Mar, CA	Q3 2002	Q3 2002	1	89,100	100%	100%

Total				6	436,200

At September 30, 2002, the Company had the following three office properties in the lease-up phase:

Property Type	Location	Completion Date	No. of Buildings	Rentable Square Feet	Estimated Stabilization Date (1)	Percentage Committed
Office	West LA, CA	Q2 2002	1	151,000	Q2 2003	23	% (2)
Office	El Segundo, CA	Q3 2002	1	133,700	Q3 2003	0%
Office (3)	Del Mar, CA	Q3 2002	1	114,800	Q3 2003	100%

Total			3	399,500

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Certain aspects of this lease are subject to governmental approval.
(3)
This building was previously committed to Peregrine Systems, Inc. Peregrine surrendered the building back to the Company in June 2002 (see Note 8). The building has been 100% released to an unaffiliated third party tenant.

3.    Unsecured Line of Credit and Secured Debt

In March 2002, the Company obtained a new $425 million unsecured revolving credit facility (the “New Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit facility (the “Old Credit Facility”) which was scheduled to mature in November 2002. The Company repaid its $100 million unsecured debt facility, which was scheduled to mature in September 2002, with borrowings under the New Credit Facility. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.34% at September 30, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At September 30, 2002, the Company had borrowings of $300 million outstanding under the New Credit Facility and availability of approximately $125 million. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The New Credit Facility contains financial covenants consistent with those under the Old Credit Facility. The Company was in compliance with all its covenants at September 30, 2002. The Company expects to use the New Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate uses.

In January 2002, the Company borrowed $80.0 million under a mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Old Credit Facility.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, the Company borrowed $18.0 million and $5.0 million under two mortgage loans that require monthly principal and interest payments based on fixed annual interest rates of 6.51% and 7.21%, respectively. The loans are secured by nine industrial properties and one office property and mature in August 2007. The Company used the proceeds from the loans to repay borrowings under the New Credit Facility and fund development expenditures.

In September 2002, the Company obtained a construction loan with a total commitment of $47.5 million. The proceeds from the construction loan are being used to finance the development of an office building in Del Mar, California that will encompass an aggregate of approximately 209,000 rentable square feet. The construction loan is secured by a first deed of trust on the project. The construction loan bears interest at an annual rate of LIBOR plus 1.85% (3.67% at September 30, 2002) while the building is under construction and will bear interest at an annual rate of LIBOR plus 1.75% once the building is completed and occupied by the committed tenant. The loan matures in September 2004 and the Company has an option to extend the maturity one year. The balance of the loan at September 30, 2002 was approximately $9.5 million.

In February 2002, the Company repaid the $9.1 million principal balance of an existing construction loan, which had a stated maturity of April 2002. In March 2002, in connection with the acquisition of The Allen Group’s interest in the Development LLC properties (see Notes 2 and 5), the Company repaid three construction loans, which had outstanding principal balances totaling $78.8 million. These loans had been secured by certain of the Development LLCs’ properties and had stated maturities ranging from April 2002 through May 2003. In September 2002, the Company repaid the $8.0 million principal balance of an existing mortgage loan, which had a stated maturity of December 2003. All of the repayments were funded with borrowings under the Company’s unsecured revolving credit facility and did not require prepayment penalties.

Total interest and loan fees capitalized for the three months ended September 30, 2002 and 2001 was $3.5 million and $3.1 million, respectively. Total interest and loan fees capitalized for the nine months ended September 30, 2002 and 2001 was $10.6 million and $9.8 million, respectively.

4.    Derivative Financial Instruments

In March 2002, the Company entered into a new interest rate swap agreement with a total notional amount of $50 million, which expires in January 2005. The agreement requires the Company to pay fixed interest payments based on an annual interest rate of 4.46% and receive variable interest payments based on LIBOR. As of September 30, 2002, the Company also had an existing swap agreement with a notional amount of $150 million, which expires in November 2002 and requires the Company to pay fixed interest payments based on an annual interest rate of 5.48% and receive variable interest payments based on LIBOR. As of September 30, 2002, the Company reported a liability of $3.5 million for the fair value of these two instruments, which is included in other liabilities in the consolidated balance sheet.

In March 2002, the Company entered into two interest rate cap agreements with a total notional amount of $100 million and a LIBOR based annual cap rate of 4.25% that expire in January 2005. The $2.4 million cost is being amortized over the life of the agreements. As of September 30, 2002, the Company reported an asset of $0.4 million for the fair value of these instruments, which is included in deferred financing costs in the consolidated balance sheets.

All of the instruments described above have been designated as cash flow hedges. For the nine months ended September 30, 2002, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. As of September 30, 2002, the balance in accumulated net other

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive loss relating to derivatives was $5.3 million. During the twelve-month period ending September 30, 2003, the Company estimates that it will reclassify approximately $2.6 million of this balance to interest expense.

5.    Minority Interests

Minority interests represent the preferred limited partnership interests in the Operating Partnership, the common limited partnership interests in the Operating Partnership not owned by the Company, and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002 (see Note 2). The Company owned an 86.8% general partnership interest in the Operating Partnership as of September 30, 2002.

During the nine months ended September 30, 2002, 222,270 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership holders.

On March 25, 2002, the Company acquired The Allen Group’s minority interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs. The net consideration was approximately $40.9 million. The acquisition was funded with $2.2 million in cash and 1,398,068 common limited partnership units of the Operating Partnership valued at $38.7 million based upon the closing share price of the Company’s common stock as reported on the New York Stock Exchange. In connection with the acquisition, the Company recognized $3.9 million of preferred return income that had been previously earned but had been fully reserved for financial reporting purposes until the acquisition was complete and the related litigation between the parties was settled. The preferred return investment earned a 12.5% annual rate of return. In connection with the acquisition, the Company repaid three construction loans, which were secured by certain of the Development LLC properties (see Note 3).

6.    Stock Option and Stock Incentive Plans

The Company voluntarily adopted the fair value recognition method of SFAS 123 effective January 1, 2002. The adoption provisions of SFAS 123 require that the fair value recognition method be applied to stock options granted after the beginning of the fiscal year in which the recognition provisions are adopted. Accordingly, the Company recorded approximately $16,000 of compensation expense for the nine months ended September 30, 2002 for stock options granted subsequent to January 1, 2002. This compensation expense relates to the Company’s annual grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 7.03%, (b) expected volatility of the Company’s stock of 24.6%, (c) risk free interest rate of 4.88%, and (d) expected option life of seven years. The effects of applying SFAS 123 may not be representative of the effects on net income for future years because options vest over several years and additional awards can and may be awarded.

On February 26, 2002, the Company’s Compensation Committee granted an aggregate of 81,729 restricted shares of the Company’s Common Stock to certain executive officers under the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). All of the shares issued were granted at a value of $25.74 per share, the Company’s closing share price on the grant date, against the payment of the par value or $0.01 per share. Of the shares granted, 20,541 vest over a one-year period and 61,188 vest over a two-year period. Compensation

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense for these restricted shares is being amortized on a straight-line basis over the vesting periods. The restricted shares have the same dividend and voting rights as common stock.

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

8.    Charge for Previously Capitalized Leasing Costs

The Company’s second largest tenant, Peregrine Systems, Inc. (“Peregrine”), filed for bankruptcy in September 2002. Peregrine leases four office buildings totaling approximately 423,900 rentable square feet under four separate leases; however, as part of its bankruptcy filing, Peregrine filed a motion to reject two of the leases encompassing 182,127 rentable square feet. During the quarter ended June 30, 2002, Peregrine advised the Company that it likely would not need all of the buildings upon resolution of its financial issues, therefore, the Company recorded a $5.3 million charge to depreciation and amortization for leasing commissions and certain tenant improvements that were previously capitalized in connection with the leases with Peregrine. In addition, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for a fifth and final building that was to be leased to Peregrine. Peregrine surrendered this building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of operating properties.

9.    Related Party Transaction

In July 2002, KAICO, a partnership owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members, received a $1.4 million net insurance payment for earthquake related damage to three buildings in an office complex the Company acquired from KAICO in a series of transactions from May 2000 through January 2001. In connection with the acquisition, KAICO and the Company agreed that KAICO would be entitled to retain all claims under policies of insurance in effect with respect to these properties, with the exception that KAICO transferred to the Company the rights to any claims under any insurance policy that related to the portion of the complex known as 909 North Sepulveda Boulevard. Of the total $1.4 million payment, $1.2 million related to claims for 955 and 999 North Sepulveda Boulevard and $0.2 million related to claims for 909 North Sepulveda Boulevard. Based on the agreement between KAICO and the Company discussed above, the $0.2 million that related to 909 North Sepulveda Boulevard was paid to a subsidiary of the Company in July 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities including legal administration, accounting, finance, and management information systems, which are not considered separate operating segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Revenues and Expenses:

Office Properties:
Operating revenues	$40,968	$39,737	$123,281	$124,503
Property and related expenses	10,621	10,768	31,738	30,953

Net operating income, as defined	30,347	28,969	91,543	93,550

Industrial Properties:
Operating revenues	10,004	11,354	30,845	34,109
Property and related expenses	1,690	1,577	4,383	4,811

Net operating income, as defined	8,314	9,777	26,462	29,298

Total Reportable Segments:
Operating revenues	50,972	51,091	154,126	158,612
Property and related expenses	12,311	12,345	36,121	35,764

Net operating income, as defined	38,661	38,746	118,005	122,848

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	38,661	38,746	118,005	122,848
Other unallocated revenues:
Interest income	80	170	451	883
Other unallocated expenses:
General and administrative expenses	2,966	2,796	9,582	8,870
Interest expense	8,966	10,605	27,025	31,879
Depreciation and amortization	14,744	12,838	46,060	39,079

Income from continuing operations	12,065	12,677	35,789	43,903
Net gains on dispositions of operating properties		2,468	896	4,007
Minority interests	(4,559)	(5,940)	(10,897)	(15,920)
Income from discontinued operations	379	78	561	208
Cumulative effect of change in accounting principle				(1,392)

Net income	$7,885	$9,283	$26,349	$30,806

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

In accordance with the SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 1). For the three and nine months ended September 30, 2002 and 2001, discontinued operations relates to the office property that the Company sold in September 2002 (see Note 2). In connection with this disposition, the Company repaid approximately $4.1 million in principal of an existing mortgage loan. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
REVENUES:
Rental income	$71	$166	$410	$498
Tenant reimbursements	(12)	19	24	54

Total revenues	59	185	434	552

EXPENSES:
Property expenses	18	1	31	4
Real estate taxes	33	19	69	55
Interest expense	26	52	94	181
Depreciation and amortization	18	26	70	79

Total expenses	95	98	264	319

Net (loss) income from discontinued operations	(36)	87	170	233
Net gain on disposition of discontinued operations	470		470
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(55)	(9)	(79)	(25)

Total income from discontinued operations	$379	$78	$561	$208

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before cumulative effect of change in accounting principle	$7,506	$9,205	$25,788	$31,990
Discontinued operations	379	78	561	208
Cumulative effect of change in accounting principle				(1,392)

Net income—numerator for basic and diluted earnings per share	$7,885	$9,283	$26,349	$30,806

Denominator:
Basic weighted average shares outstanding	27,623,168	27,359,343	27,448,686	27,079,702
Effect of dilutive securities—stock options and restricted stock	216,024	227,160	283,900	235,265

Diluted weighted average shares and common share equivalents outstanding	27,839,192	27,586,503	27,732,586	27,314,967

Basic earnings per share:
Net income from continuing operations before cumulative effect of change in accounting principle	$0.27	$0.34	$0.94	$1.18
Discontinued operations	0.02		0.02	0.01
Cumulative effect of change in accounting principle				(0.05)

Net income	$0.29	$0.34	$0.96	$1.14

Diluted earnings per share:
Net income from continuing operations before cumulative effect of change in accounting principle	$0.27	$0.34	$0.93	$1.17
Discontinued operations	0.01		0.02	0.01
Cumulative effect of change in accounting principle				(0.05)

Net income	$0.28	$0.34	$0.95	$1.13

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2002, Company employees and directors held options to purchase 328,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

13.    Subsequent Events

On October 17, 2002, aggregate distributions of approximately $15.9 million were paid to common stockholders and common unitholders of record on September 30, 2002.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2001 and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained herein might not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, develops, and operates office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.8% general partnership interest in the Operating Partnership as of September 30, 2002.

Factors Which May Influence Future Results of Operations

Projected Future Occupancy Rates, Rental Rate Increases, Increased Levels of Bad Debt and Operating Results Trends.    For the nine months ended September 30, 2002 and 2001, average occupancy in the Company’s stabilized portfolio was 94.2% and 95.9%, respectively. Prior to the first quarter of 2002, the Company had achieved historical average occupancy levels of above 95.0% since the time of its initial public offering in 1997. The Company believes that maintaining average occupancy levels above 95.0% will not be sustainable given the current economic environment as evidenced by the Company’s occupancy of 93.1% at September 30, 2002. In addition, as of September 30, 2002, leases representing approximately 1.2% and 13.1% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2002 and in 2003, respectively. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, a downturn in tenants’ businesses may weaken tenants’ financial conditions and could result in defaults under lease obligations.

As of September 30, 2002, the Office and Industrial Properties represented 80.9% and 19.1%, respectively, of the Company’s annualized base rent. Leases representing approximately 1.1 million square feet of office space, or 8.3% of the Company’s annualized base rent, and approximately 578,000 square feet of industrial space, or 2.0% of the Company’s annualized base rent, are scheduled to expire during the remainder of 2002 and in 2003. Management believes that the average rental rates for its Properties are approximately equal to or slightly below currently quoted market rates. During 2001 and 2000, the Company’s average rental rate increases on a cash and GAAP (in accordance with generally accepted accounting principles) basis averaged approximately 15% and 26%, respectively. The Company believes that such rental rate increases are not sustainable given the recent economic downturn. If the Company is unable to lease a significant portion of any vacant space or space scheduled to expire, if the Company experiences significant tenant defaults as a result of the current economic downturn, or if the Company is not able to lease space at or above current market rates, its results of operations, financial condition and cash flows would be adversely affected.

During 2001 and in the first three quarters of 2002, the Company experienced an increased incidence of bad debts. In light of this increased activity and the state of the overall economy and its effect on the collection of outstanding receivable balances, the Company increased its bad debt reserve levels. These reserve levels could continue to increase if the economy continues to weaken and/or if the Company continues to experience an increased incidence of bad debts. If the Company experiences continued or increased levels of bad debt expense, the Company’s financial position, revenues and results of operations would be adversely affected.

The Company’s operating results are and will continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.8% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio approximately 17%. As of the date of this report, the Company has not experienced any material negative effects arising from either of these issues because approximately 75% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 25% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

Current Submarket Information.    The demand for space in the Los Angeles County region continues to be challenging and not be as strong as the Company experienced from 1998 through 2000. Consequently, management cannot predict when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. At September 30, 2002, the Company’s Los Angeles stabilized office portfolio was 87.5% occupied with approximately 408,600 rentable square feet available for lease. As of September 30, 2002, leases representing an aggregate of approximately 7,600 and 560,900 rentable square feet were scheduled to expire during the remainder of 2002 and in 2003, respectively, in this submarket. In addition, at September 30, 2002, the Company had two development projects in lease-up in the Los Angeles region encompassing an aggregate of approximately 284,700 rentable square feet.

At September 30, 2002, occupancy in the Company’s San Diego office portfolio declined 5.9% to 93.3% as compared to 99.2% at June 30, 2002. This decrease was primarily due to the Peregrine Systems, Inc. (“Peregrine”) bankruptcy reorganization discussed under Recent Information Regarding Tenants Representing 5% or Greater of Annual Base Rental Revenue. At September 30, 2002 approximately 206,400 rentable square feet were available for lease in the Company’s San Diego office portfolio. In addition to the decrease in occupancy, sublease space available in the San Diego submarket has increased over the last several quarters. Consequently, the increase in available space may impact rental rates in this submarket. As of September 30, 2002, leases representing an aggregate of approximately 52,500 and 107,100 rentable square feet were scheduled to expire during the remainder of 2002 and in 2003, respectively, in the Company’s San Diego stabilized office portfolio. In addition, at September 30, 2002, the Company had one development project in lease-up in the San Diego region encompassing approximately 114,800 rentable square feet which was 100% leased at September 30, 2002. This lease commences in March, 2003.

In the Company’s Orange County industrial and office portfolio, occupancy levels continue to be above 97.0%. At September 30, 2002, the Company’s Orange County properties were 97.1% occupied with approximately 141,800 rentable square feet available for lease. As of September 30, 2002, leases representing an aggregate of approximately 37,500 and 542,900 rentable square feet were scheduled to expire during the remainder of 2002 and in 2003, respectively, in this submarket.

If the Company is unable to lease a significant portion of the available space or space scheduled to expire in 2002 and 2003 at any of its Properties, if existing tenants do not renew their leases, or if rental rates decrease, the Company’s results of operations, financial condition and cash flows would be adversely affected.

Current Sublease Space.    As of September 30, 2002, approximately 918,100 rentable square feet, or 7.2% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 5.3% was vacant space and the remaining 1.9% was occupied. Of the total 7.2% of rentable square feet available for sublease, approximately 4.7% is located in Orange County, of which 3.2% represents space available in three Orange County industrial buildings, and approximately 1.9% is in San Diego County. If the square footage available for sublease increased in specific regions, the rental rates for space available for direct lease by the Company would be impacted which could impact the Company’s results of operations, financial condition and cash flows.

Projected Development Trends.    During the nine months ended September 30, 2002, the Company added six office buildings encompassing an aggregate of approximately 436,200 rentable square feet to the Company’s stabilized portfolio of operating properties for a total estimated investment of approximately $106 million. As of September 30, 2002 the Company had three office properties in lease-up encompassing an aggregate of approximately 399,500 rentable square feet. The Company’s development pipeline at September 30, 2002 included one office project under construction, which is expected to be completed and stabilized in 2004 and encompass approximately 209,000 rentable square feet. In addition, as of September 30, 2002, the Company owned approximately 58 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next five years. The Company has a proactive development planning process, which continually evaluates the size, timing, and scope of the Company’s development program in 2002 and beyond, and as necessary, scales development to reflect the economic conditions and the real estate fundamentals that exist in the Company’s development submarkets. Given the recent economic downturn, the Company may not be able to maintain historical levels of growth from development in the future, or may not be able to complete and lease development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years.

Recent Information Regarding Tenants Representing 5% or Greater of Annual Base Rental Revenue.    As of September 30, 2002, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 1.1 million rentable square feet of office space under ten separate leases, representing approximately 9.8% of the Company’s total annual base rental revenues. In December 2001, The Boeing Company exercised an option to early terminate one lease for approximately 211,000 rentable square feet in the Company’s SeaTac Office Center effective December 31, 2002. The Company is currently in negotiations with The Boeing Company to release this space; however, there is no assurance that The Boeing Company will release this space. In addition, two leases with The Boeing Company encompassing approximately 51,100 rentable square feet at Kilroy Airport Center, Long Beach are also scheduled to expire December 31, 2002 and one lease encompassing approximately 248,000 rentable square feet at 909 N. Sepulveda is scheduled to expire February 28, 2003. The Boeing Company has informed the Company that it intends to vacate the space under these three leases upon lease expiration. The remaining Boeing Company leases are scheduled to expire at various dates between January 2004 and March 2009.

The Company’s second largest tenant, Peregrine filed for bankruptcy in September 2002. Peregrine currently leases four office buildings totaling approximately 423,900 rentable square feet under four separate leases; however, as part of the bankruptcy filing, Peregrine filed a motion to reject two of the leases encompassing 182,127 rentable square feet. The buildings are all located in a five-building campus designed and built for multi-tenant use in the Del Mar submarket of San Diego, California. In 2002, the Company completed the development of the fifth and final building, which encompasses approximately 114,800 rentable square feet. This building was previously committed to Peregrine. Peregrine surrendered this building back to the Company in June 2002, and it was subsequently 100% released to a new tenant.

Additional details of the leases are as follows:

Leases With Motion Filed to Reject	Rentable Square Feet	Annual Base Rental Revenues (in millions)
Building 1	52,375	$1,682
Building 3	129,752	4,308

	182,127	5,990

Leases Not Rejected
Building 2	129,680	3,779
Building 5 (1)	112,067	3,265

	241,747	7,044

Total	423,874	$13,034

(1)	Includes 64,496 rentable square feet of executed subleases with annual base rental revenue of approximately $2.1 million.

The Company’s financial position, revenues and results of operations will be materially adversely affected if the Company is unable to re-lease the space it expects will be vacated by the aforementioned tenants.

The Company’s financial position, revenues and results of operations would be adversely affected if any of the Company’s other significant tenants fail to renew their leases or renew leases on terms less favorable to the Company, or if any of them became bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Results of Operations

During the nine months ended September 30, 2002, the Company added six office buildings from its development program, encompassing an aggregate of approximately 436,200 rentable square feet, to the Company’s stabilized portfolio of operating properties. During the year ended December 31, 2001, the Company added four office buildings from its development program encompassing an aggregate of approximately 312,400 rentable square feet to the Company’s stabilized portfolio of operating properties. The Company’s stabilized portfolio of operating properties consists of all of the Company’s office and industrial properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy and are within one year of substantial completion (“lease-up” properties) and projects currently under construction, renovation or in pre-development. At September 30, 2002, the Company had three office building encompassing an aggregate of approximately 399,500 rentable square feet in the lease-up phase and one renovation property encompassing approximately 78,000 rentable square feet.

The Company acquired one industrial building, encompassing approximately 107,000 square feet for a purchase price of approximately $8.1 million during the nine months ended September 30, 2002. During the year ended December 31, 2001, the Company acquired a 75% tenancy-in-common interest in a three-building office complex encompassing an aggregate of approximately 366,000 rentable square feet. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000. During the nine months ended September 30, 2002, the Company disposed of one office property encompassing approximately 45,600 square feet for a sale price of approximately $6.5 million and a net gain of approximately $0.5 million. During the year ended December 31, 2001, the Company disposed of two office and seventeen industrial buildings encompassing an aggregate of approximately 80,100 and 721,900 rentable square feet, respectively, for an aggregate sales price of $70.4 million and a net gain of approximately $4.7 million.

The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the three and nine months ended September 30, 2002 includes operating results for properties disposed of prior to December 31, 2001, but does not include operating results for properties disposed of subsequent to December 31, 2001.

As a result of the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to September 30, 2001, net of the properties disposed of subsequent to September 30, 2001 and the one renovation project taken out of service during 2001, rentable square footage in the Company’s portfolio of stabilized properties increased by an aggregate of approximately 426,000 rentable square feet, or 3.4%, to 12.8 million rentable square feet at September 30, 2002, compared to 12.4 million rentable square feet at September 30, 2001. As of September 30, 2002, the Company’s stabilized portfolio was comprised of 91 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.6 million rentable square feet and 62 industrial properties (the “Industrial Properties”) encompassing an aggregate of approximately 5.2 million rentable square feet. The stabilized portfolio occupancy rate at September 30, 2002 was 93.1%, with the Office Properties and Industrial Properties 91.0% and 96.2% occupied, respectively.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2002	2001
	(unaudited, dollars in thousands)
Revenues:
Rental income	$45,481	$44,826	$655	1.5%
Tenant reimbursements	5,280	5,882	(602)	(10.2)
Interest income	80	170	(90)	(52.9)
Other income	211	383	(172)	(44.9)

Total revenues	51,052	51,261	(209)	(0.4)

Expenses:
Property expenses	7,931	7,879	52	0.7
Real estate taxes	4,061	4,087	(26)	(0.6)
General and administrative expenses	2,966	2,796	170	6.1
Ground leases	319	379	(60)	(15.8)
Interest expense	8,966	10,605	(1,639)	(15.5)
Depreciation and amortization	14,744	12,838	1,906	14.8

Total expenses	38,987	38,584	403	1.0

Income from continuing operations	$12,065	$12,677	$(612)	(4.8%)

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the three months September 30, 2002 and 2001.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$36,495	$34,949	$1,546	4.4%	$30,005	$30,630	$(625)	(2.0)%
Tenant reimbursements	4,316	4,730	(414)	(8.8)	3,801	4,440	(639)	(14.4)
Other income	157	58	99	170.7	129	24	105	437.5

Total	40,968	39,737	1,231	3.1	33,935	35,094	(1,159)	(3.3)

Property and related expenses:
Property expenses	7,099	7,284	(185)	(2.5)	6,137	6,570	(433)	(6.6)
Real estate taxes	3,203	3,105	98	3.2	2,641	2,689	(48)	(1.8)
Ground leases	319	379	(60)	(15.8)	273	329	(56)	(17.0)

Total	10,621	10,768	(147)	(1.4)	9,051	9,588	(537)	(5.6)

Net operating income, as defined	$30,347	$28,969	$1,378	4.8%	$24,884	$25,506	$(622)	(2.4)%

(1)	Stabilized office properties owned at January 1, 2001 and still owned at September 30, 2002.

Total revenues from Office Properties increased $1.2 million, or 3.1% to $40.9 million for the three months ended September 30, 2002 compared to $39.7 million for the three months ended September 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $1.5 million, or 4.4% to $36.5 million for the three months ended September 30, 2002 compared to $35.0 million for the three months ended September 30, 2001. For the quarter ended September 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.9% of recurring revenue. For the quarter ended September 30, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 0.9% of recurring revenue. The gross increase in the provision for the third quarter 2002 compared to the third quarter 2001 was $0.8 million. During 2001 and in the first three quarters of 2002, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence of defaults under existing leases. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. Rental income generated by the Core Office Portfolio decreased $0.6 million, or 2.0% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio decreased 1.5% to 93.5% for the three months ended September 30, 2002 compared to 95.0% for the three months ended September 30, 2001. An increase of $2.3 million was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”), offset by a decrease of $0.2 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”).

Tenant reimbursements from Office Properties decreased $0.4 million, or 8.8% to $4.3 million for the three months ended September 30, 2002 compared to $4.7 million for the three months ended September 30, 2001. A decrease of $0.6 million, or 14.4% was generated by the Core Office Portfolio and was primarily due to a decline in occupancy in this portfolio. This decrease was partially offset by an increase of $0.2 million generated by the Office Development Properties. Other income from Office Properties increased approximately $0.1 million to $0.2 million for the three months ended September 30, 2002 compared to $0.1 million for the three months ended September 30, 2001. This increase was primarily due to tenant late charges in the Core Office Portfolio.

Total expenses from Office Properties decreased $0.2 million, or 1.4% to $10.6 million for the three months ended September 30, 2002 compared to $10.8 million for the three months ended September 30, 2001. Property expenses from Office Properties decreased $0.2 million, or 2.5% to $7.1 million for the three months ended September 30, 2002 compared to $7.3 million for the three months ended September 30, 2001. A decrease of $0.4 million generated by the Core Office Portfolio was offset by an increase of $0.2 million attributable to the Office Development Properties. The decrease in the Core Office Portfolio was primarily due to utilities being paid directly by tenants at a building where the Company previously incurred these expenses. Real estate taxes increased $0.1 million, or 3.2% to $3.2 million for the three months ended September 30, 2002 as compared to $3.1 million for the three months ended September 30, 2001. Real estate taxes for the Core Office Portfolio decreased $0.1 million, or 1.8% for the three months ended September 30, 2002 compared to the comparable period in 2001. This decrease was primarily due to supplemental real estate taxes paid during the three months ended September 30, 2001 and real estate tax refunds received after successful appeals during the three months ended September 30, 2002. An increase of $0.2 million was attributable to the Office Development Properties relating to an estimate for supplemental real estate taxes the Company recorded during the three months ended September 30, 2002 for recently completed properties. Ground lease expense for Office Properties decreased $0.1 million, or 15.8% for the three months ended September 30, 2002 compared to the same period in 2001. This decrease was due to a decrease in the Core Office Portfolio. During the three months ended June 30, 2002 the Company renegotiated the ground leases at Kilroy Airport Center Long Beach resulting in a reduction of annual ground lease expense and simultaneously exercised the option to the extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net operating income, as defined, from Office Properties increased $1.4 million, or 4.8% to $30.4 million for the three months ended September 30, 2002 compared to $29.0 million for the three months ended September 30, 2001. Of this increase, $2.1 million was generated by the Office Development Properties. This was offset by a decrease of $0.6 million attributable to the Core Office Portfolio and a decrease of $0.1 million from the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$8,986	$9,877	$(891)	(9.0)%	$8,869	$8,961	$(92)	(1.0)%
Tenant reimbursements	964	1,152	(188)	(16.3)	964	1,008	(44)	(4.4)
Other income	54	325	(271)	(83.4)	54	10	44	440.0

Total	10,004	11,354	(1,350)	(11.9)	9,887	9,979	(92)	(0.9)

Property and related expenses:
Property expenses	832	595	237	39.8	832	494	338	68.4
Real estate taxes	858	982	(124)	(12.6)	844	889	(45)	(5.1)

Total	1,690	1,577	113	7.2	1,676	1,383	293	21.2

Net operating income, as defined	$8,314	$9,777	$(1,463)	(15.0)%	$8,211	$8,596	$(385)	(4.5)%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at September 30, 2002.

Total revenues from Industrial Properties decreased $1.4 million, or 11.9% to $10.0 million for the three months ended September 30, 2002 compared to $11.4 million for the three months ended September 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $0.9 million, or 9.0% to $9.0 million for the three months ended September 30, 2002 compared to $9.9 million for the three months ended September 30, 2001. For the quarter ended September 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.2% of recurring revenue. For the quarter ended September 30, 2001 the Company recorded a provision for bad debts and unbilled deferred rent of approximately 0.9% of recurring revenue. The gross provision for the third quarter 2002 increased $0.1 million compared to the third quarter of 2001. During 2001 and the first three quarters of 2002, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence of defaults under existing leases. The Company evaluates its reserve levels on a quarterly basis. Of the $0.9 million decrease in rental income, rental income generated by the Core Industrial Portfolio decreased $0.1 million, or 1.0% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 1.3% to 95.9% for the three months ended September 30, 2002 compared to 97.2% for the three months ended September 30, 2001. The remaining $0.8 million decrease in rental income was generated by a $0.9 million decrease attributable to the industrial buildings sold during 2001 (the “Industrial Dispositions”) which was offset by a $0.1 million increase due to the acquisition of one industrial building during the three months ended September 30, 2002 (the “Industrial Acquisition”).

Tenant reimbursements from Industrial Properties decreased $0.2 million, or 16.3% to $1.0 million for the three months ended September 30, 2002 compared to $1.2 million for three months ended September 30, 2001. Tenant reimbursements in the Core Industrial Portfolio decreased $0.1 million, or 4.4% primarily due to a decrease in occupancy. The remaining $0.1 million decrease was attributable to the Industrial Dispositions. Other income from Industrial Properties decreased $0.3 million, or 83.4% to $54,000 for the three months ended September 30, 2002 compared to $0.3 million for the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company received forfeited escrow deposits on four properties for which the pending sale did not occur. These properties were subsequently sold during the fourth quarter of 2001.

Total expenses from Industrial Properties increased $0.1 million, or 7.2% to $1.7 million for the three months ended September 30, 2002 compared to $1.6 million for the three months ended September 30, 2001. Property expenses from Industrial Properties increased $0.2 million, or 39.8% to $0.8 million for the three months ended September 30, 2002 compared to $0.6 million for the three months ended September 30, 2001. Of this increase, $0.3 million was attributable to the Core Industrial Portfolio, which was offset by a decrease of $0.1 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio is primarily due to the Company paying property expenses for one property at which the previous tenant paid the expenses directly. This tenant defaulted and the lease was terminated in July 2002. Real estate taxes decreased $0.1 million, or 12.6% to $0.9 million for the three months ended September 30, 2002 compared to $1.0 million the three months ended September 30, 2001. This decrease was attributable to the Industrial Dispositions. Real estate taxes for the Core Industrial Portfolio remained consistent between periods.

Net operating income, as defined, from Industrial Properties decreased $1.5 million, or 15.0% to $8.3 million for the three months ended September 30, 2002 compared to $9.8 million for the three months ended September 30, 2001. Net operating income for the Core Industrial Portfolio decreased $0.4 million, or 4.5% for the three months ended September 30, 2002 compared to the same period in 2001. A decrease of $1.2 million attributable to the Industrial Dispositions was partially offset by an increase of $0.1 million attributable to the Industrial Acquisition.

Non-Property Related Income and Expenses

Interest income decreased $0.1 million, or 52.9% to $0.1 million for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2001. The decrease is primarily attributable to a general decrease in interest rates.

General and administrative expenses increased $0.2 million, or 6.1% to $3.0 million for the three months ended September 30, 2002 compared to $2.8 million for the three months ended September 30, 2001. The increase was primarily due to the non-cash amortization of the restricted stock grants that were issued in February 2002.

Net interest expense decreased $1.6 million, or 15.5% to $9.0 million for the three months ended September 30, 2002 compared to $10.6 million for the three months ended September 30, 2001. Gross interest expense, before the effect of capitalized interest, decreased $1.3 million or 9.3% to $12.4 million for the three months ended September 30, 2002 from $13.7 million for the three months ended September 30, 2001, primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.0% at September 30, 2002 compared to 7.0% at September 30, 2001. Total capitalized interest and loan fees increased $0.3 million or 11.0% to $3.4 million for the three months ended September 30, 2002 from $3.1 million for the three months ended September 30, 2001 primarily due the to the higher average balance eligible for capitalization in the third quarter of 2002 compared to the comparable period in 2001.

Depreciation and amortization increased $1.9 million, or 14.8% to $14.7 million for the three months ended September 30, 2002 compared to $12.8 million for the three months ended September 30, 2001. Of the increase, $0.9 million is attributable to the development properties completed and stabilized since September 30, 2001. The remaining $1.0 million increase is primarily due to the accelerated amortization of lease commissions for leases that terminate prior to their scheduled expiration.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2002	2001
	(unaudited, dollars in thousands)
Revenues:
Rental income	$134,872	$134,902	$(30)	(0.0)%
Tenant reimbursements	17,576	17,537	39	0.2
Interest income	451	883	(432)	(48.9)
Other income	1,678	6,173	(4,495)	(72.8)

Total revenues	154,577	159,495	(4,918)	(3.1)

Expenses:
Property expenses	23,148	22,193	955	4.3
Real estate taxes	11,938	12,425	(487)	(3.9)
General and administrative expenses	9,582	8,870	712	8.0
Ground leases	1,035	1,146	(111)	(9.7)
Interest expense	27,025	31,879	(4,854)	(15.2)
Depreciation and amortization	46,060	39,079	6,981	17.9

Total expenses	118,788	115,592	3,196	2.8

Income from continuing operations	$35,789	$43,903	$(8,114)	(18.5)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2002 and 2001.

Office Properties
	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$107,413	$104,719	$2,694	2.6%	$90,638	$92,703	$(2,065)	(2.2)%
Tenant reimbursements	14,250	13,958	292	2.1	12,989	12,759	230	1.8
Other income	1,618	5,826	(4,208)	(72.2)	1,475	317	1,158	365.3

Total	123,281	124,503	(1,222)	(1.0)	105,102	105,779	(677)	(0.6)

Property and related expenses:
Property expenses	21,232	20,290	942	4.6	18,636	18,481	155	0.8
Real estate taxes	9,471	9,517	(46)	(0.5)	7,929	8,191	(262)	(3.2)
Ground leases	1,035	1,146	(111)	(9.7)	897	986	(89)	(9.0)

Total	31,738	30,953	785	2.5	27,462	27,658	(196)	(0.7)

Net operating income, as defined	$91,543	$93,550	$(2,007)	(2.1)%	$77,640	$78,121	$(481)	(0.6)%

(1) Stabilized office properties owned at January 1, 2001 and still owned at September 30, 2002.

Total revenues from Office Properties decreased $1.2 million, or 1.0% to $123.3 million for the nine months ended September 30, 2002 compared to $124.5 million for the nine months ended September 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $2.7 million, or 2.6% to $107.4 million for the nine months ended September 30, 2002 compared to $104.7 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 3.1% of recurring revenue. For the nine months ended September 30, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.5% of recurring revenue, excluding amounts recorded specifically for the eToys default. The gross increase in the provision for the nine months ended September 30, 2002 compared to the comparable period in 2001 was $2.2 million. During 2001 and the first three quarters of 2002, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. Rental income generated by the Core Office Portfolio decreased $2.1 million, or 2.2% to $90.6 million for the nine months ended September 30, 2002 compared to $92.7 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a decline in occupancy in this portfolio and the increase in the provision for bad debts. Average occupancy in the Core Office Portfolio decreased 2.3% to 93.2% for the nine months ended September 30, 2002 compared to 95.5% for the nine months ended September 30, 2001. An increase of $5.6 million in rental income was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”), offset by a decrease of $0.8 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”).

Tenant reimbursements from Office Properties increased $0.3 million, or 2.1% to $14.3 million for the nine months ended September 30, 2002 compared to $14.0 million for the nine months ended September 30, 2001. An increase of $0.2 million, or 1.8% in tenant reimbursements was generated by the Core Office Portfolio and was primarily due to the reimbursement of property expenses at one property at which the previous tenant paid the expenses directly. An increase of $0.2 million generated by the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Other income from Office Properties decreased $4.2 million or 72.2% to $1.6 million for the nine months ended September 30, 2002 compared to $5.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001 the Company recognized a $5.4 million lease termination fee from eToys. During the nine months ended September 30, 2002 the Company recognized a $1.2 million lease termination fee resulting from the early termination of a lease at a building in San Diego. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses for Office Properties increased $0.8 million, or 2.5% to $31.7 million for the nine months ended September 30, 2002 compared to $30.9 million for the nine months ended September 30, 2001. Property expenses from Office Properties increased $0.9 million, or 4.6% to $21.2 million for the nine months ended September 30, 2002 compared to $20.3 million for the nine months ended September 30, 2001. An increase of $0.2 million in property expenses was attributable to the Core Office Portfolio. This increase was primarily attributable to the Company paying property expenses directly for one property at which the previous tenant paid the expenses directly. An increase of $0.9 million generated by the Office Development Properties was offset by a decrease of $0.2 million attributable to the Net Office Dispositions. Real estate taxes decreased $0.1 million, or 0.5% to $9.4 million for the nine months ended September 30, 2002 as compared to $9.5 million for the nine months ended September 30, 2001. Real estate taxes for the Core Office Portfolio decreased $0.3 million, or 3.2% for the nine months ended September 30, 2002 compared to the comparable period in 2001. This decrease was primarily due to supplemental real estate taxes paid during the nine months ended September 30, 2001. An increase of $0.3 million attributable to the Office Development Properties was partially offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Ground lease expense decreased $0.1 million, or 9.7% for the nine months ended September 30, 2002 compared to the same period in 2001. Ground lease expense for the Core Office Portfolio decreased $0.1 million, or 9.0% for the nine months ended September 30, 2002 compared to the comparable period in 2001. During the second quarter of 2002 the Company renegotiated the ground leases at Kilroy Airport Center Long Beach resulting in a reduction of annual ground lease expense and simultaneously exercised the options to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net operating income, as defined, from Office Properties decreased $2.0 million, or 2.1% to $91.6 million for the nine months ended September 30, 2002 compared to $93.6 million for the nine months ended September 30, 2001. Net Operating Income from the Core Office Portfolio decreased $0.5 million, or 0.6% for the nine months ended September 30, 2002 compared to the comparable period 2001. A decrease of $0.8 million was generated by the Office Development Properties, due to the eToys default previously reported, and a decrease of $0.7 million was attributable to the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$27,459	$30,183	$(2,724)	(9.0)%	$27,341	$26,620	$721	2.7%
Tenant reimbursements	3,326	3,579	(253)	(7.1)	3,327	3,055	272	8.9
Other income	60	347	(287)	(82.7)	58	16	42	262.5

Total	30,845	34,109	(3,264)	(9.6)	30,726	29,691	1,035	3.5

Property and related expenses:
Property expenses	1,916	1,903	13	0.7	1,916	1,460	456	31.2
Real estate taxes	2,467	2,908	(441)	(15.2)	2,454	2,542	(88)	(3.5)

Total	4,383	4,811	(428)	(8.9)	4,370	4,002	368	9.2

Net operating income, as defined	$26,462	$29,298	$(2,836)	(9.7)%	$26,356	$25,689	$667	2.6%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at September 30, 2002.

Total revenues from Industrial Properties decreased $3.3 million, or 9.6% to $30.8 million for the nine months ended September 30, 2002 compared to $34.1 million for the nine months ended September 30, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $2.7 million, or 9.0% to $27.5 million for the nine months ended September 30, 2002 compared to $30.2 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 3.0% of recurring revenue. For the nine months ended September 30, 2001 the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.5% of recurring revenues. The gross increase in the provision for the nine months ended September 30, 2002 as compared to the same period in 2001 was $0.4 million. During 2001 and the first three quarters of 2002, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. The Company evaluates its reserve levels on a quarterly basis. Rental income generated by the Core Industrial Portfolio increased $0.7 million, or 2.7% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily attributable to an increase in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio increased 0.3% to 97.6% for the nine months ended September 30, 2002 compared to 97.3% for the nine months ended September 30, 2001. The $0.7 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $3.5 million in rental income attributable to the seventeen industrial buildings sold during 2001 (the “Industrial Dispositions”). An increase of $0.1 million was attributable to the one industrial building acquired during the nine months ended September 30, 2002 (the “Industrial Acquisition”).

Tenant reimbursements from Industrial Properties decreased $0.3 million, or 7.1% to $3.3 million for the nine months ended September 30, 2002 compared to $3.6 million for nine months ended September 30, 2001. An increase of $0.3 million, or 8.9% generated by the Core Industrial Portfolio, which was due primarily to an increase in occupancy, was offset by a decrease of $0.6 million attributable to the Industrial Dispositions. Other income from Industrial Properties decreased $0.3 million, or 82.7% to $60,000 for the nine months ended September 30, 2002 compared to $0.3 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company received forfeited escrow deposits on four properties for which the pending sale did not occur. These properties were subsequently sold during the fourth quarter of 2001.

Total expenses from Industrial Properties decreased $0.4 million, or 8.9% to $4.4 million for the nine months ended September 30, 2002 compared to $4.8 million for the nine months ended September 30, 2001. Property expenses from Industrial Properties were consistent for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. An increase of $0.4 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.4 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio is primarily due to the Company paying property expenses directly at one property at which the previous tenant paid the expenses directly. The tenant defaulted and the lease was terminated in July 2002. Real estate taxes decreased $0.4 million, or 15.2% to $2.5 million for the nine months ended September 30, 2002 compared to $2.9 million the nine months ended September 30, 2001. Real estate taxes for the Core Industrial Portfolio decreased $0.1 million for the nine months ended September 30, 2002 compared to the same period in 2001 and a decrease of $0.3 million was attributable to the Industrial Dispositions.

Net operating income, as defined, from Industrial Properties decreased $2.8 million, or 9.7% to $26.5 million for the nine months ended September 30, 2002 compared to $29.3 million for the nine months ended September 30, 2001. Net operating income for the Core Industrial Portfolio increased $0.7 million, or 2.6% for the nine months ended September 30, 2002 compared to the same period in 2001, which was offset by a decrease of $3.6 million attributable to the Industrial Dispositions. An increase of $0.1 million was attributable to the Industrial Acquisition.

Non-Property Related Income and Expenses

Interest income decreased $0.4 million, or 48.9% to $0.5 million for the nine months ended September 30, 2002 compared to $0.9 million for the nine months ended September 30, 2001. A decrease of approximately $82,000 was attributable to interest income earned in January 2001 on a note receivable from a related party. This note was repaid in January 2001. In addition, a decrease of approximately $125,000 was attributable to interest earned on restricted cash balances held at Qualified Intermediaries, as defined by Section 1031 of the Internal Revenue Code, in January 2001, which were used in a tax deferred property exchange. The Company did not have any cash balances at Qualified Intermediaries in 2002. The remaining decrease is attributable to a general decrease in interest rates.

General and administrative expenses increased $0.7 million, or 8.0% to $9.6 million for the nine months ended September 30, 2002 compared to $8.9 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine. Peregrine surrendered the building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of stabilized operating properties. The remaining $0.2 million increase was primarily due to the non-cash amortization of the restricted stock grant that was issued in February 2002.

Net interest expense decreased $4.9 million, or 15.2% to $27.0 million for the nine months ended September 30, 2002 compared to $31.9 million for the nine months ended September 30, 2001. Gross interest expense, before the effect of capitalized interest, decreased $4.1 million or 9.7% to $37.6 million for the nine months ended September 30, 2002 from $41.7 million for the nine months ended September 30, 2001 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.0% at September 30, 2002 compared to 7.0% at September 30, 2001. Total capitalized interest and loan fees increased $0.8 million or 8.2% to $10.6 million for the nine months ended September 30, 2002 from $9.8 million for the nine months ended September 30, 2001 primarily due to higher average balances eligible for capitalization during the nine months ended September 30, 2002 as compared to the same period in 2001.

Depreciation and amortization increased $7.0 million, or 17.9% to $46.0 million for the nine months ended September 30, 2002 compared to $39.0 million for the nine months ended September 30, 2001. The increase was due primarily to a charge of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine Systems, Inc. and an increase attributable to the development properties completed and stabilized since September 30, 2001.

Development Program

At September 30, 2002, the Company had the following four development projects in lease-up, under construction or committed for construction.

		Estimated Completion Date	Estimated Stabilization Date(1)	Projected		Total Costs as of Sept. 30, 2002
Project Name / Submarket	Location			Rentable Square Feet	Total Estimated Investment		Percentage Leased
Projects in Lease-Up:					($ in thousands)
12100 W. Olympic Blvd (WMC III)	West Los Angeles, CA	Q2 2002	Q2 2003	151,000	$60,515	$45,020	23	%(2)
999 Sepulveda (Imperial & Sepulveda)	El Segundo, CA	Q3 2002	Q3 2003	133,678	44,406	35,409	—
3721 Valley Centre Drive (Peregrine Bldg 4) (3)	Del Mar, CA	Q3 2002	Q3 2003	114,780	31,330	23,392	100%

Total Projects in Lease-Up				399,458	136,251	103,821	37%

Projects Under Construction:
12400 High Bluff (San Diego Corporate Center)	Del Mar, CA	Q3 2003	Q3 2004	208,961	62,406	28,757	84%

Total Projects Under Construction				208,961	62,406	28,757	84%

Committed Development:
None
Total In-Process & Committed Development Projects				608,419	$198,657	$132,578	53%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Certain aspects of this lease are subject to governmental approval.
(3)
3721 Valley Centre Drive was previously committed to Peregrine Systems, Inc. Peregrine surrendered the building back to the Company in June 2002. The building has been 100% released to an unaffiliated third party tenant.

In July 2002, the Company completed the construction at the development project located at Imperial and Sepulveda in El Segundo, California. The Company has resolved all parking issues related to the project and received the certificate of occupancy for the building.

The Company’s lease-up, in-process and committed development projects were 53% leased at September 30, 2002. As discussed under the caption “Factors Which May Influence Future Results of Operations” the demand for office space in the Los Angeles region, including the El Segundo and West LA markets, has not been as strong as the Company had experienced during the last two to three years due to the current economic environment. Consequently, management cannot reasonably predict when the Company will see significant positive leasing momentum given the concentration of sublease space currently available in this market. The Company currently has two development projects in lease-up in the Los Angeles region encompassing an aggregate of approximately 284,700 rentable square feet. If the Company is unable to lease this space within twelve months of when it became available for lease, the Company’s results of operations and cash flows will be adversely affected.

The Company also has 58 acres of undeveloped land in its future development pipeline that management currently expects to develop over the next five years. The Company has a proactive development planning process, which continually evaluates the size, scope, and timing of the Company’s future development program and, as necessary, scales development to reflect economic conditions and the real estate fundamentals that exist in the Company’s development submarkets. Given the recent economic downturn, the Company may not be able to maintain historical levels of growth from development in the future, or may not be able to complete and lease development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs, and capital expenditures is net cash from operations. The Company’s primary source of liquidity to fund development costs, potential undeveloped land and property acquisitions, temporary working capital, and unanticipated cash needs is the Company’s $425 million unsecured revolving credit facility and its cash flow from operations. As of September 30, 2002, the Company’s ratio of total debt as a percentage of total market capitalization was 45.7%. As of September 30, 2002, the Company’s ratio of total debt plus cumulative redeemable preferred units as a percentage of total market capitalization was 54.9%.

In March 2002, the Company obtained a new $425 million unsecured revolving credit facility (the “New Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line (the “Old Credit Facility”) which was scheduled to mature in November 2002. The Company repaid its $100 million unsecured debt facility, which was scheduled to mature September 2002 with borrowings under the New Credit Facility. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (3.34% at September 30, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At September 30, 2002, the Company had borrowings of $300 million outstanding under the New Credit Facility and availability of approximately $125 million. The Company expects to use the New Credit Facility to finance development expenditures, to fund potential acquisitions and for general corporate uses.

In January 2002, the Company borrowed $80.0 million under a mortgage loan that is secured by 11 industrial properties, requires monthly principal and interest payments based on a fixed annual interest rate of 6.70% and matures in January 2012. The Company used the proceeds from the loan to repay borrowings under the Old Credit Facility.

In August 2002, the Company borrowed $18.0 million and $5.0 million under two mortgage loans that require monthly principal and interest payments based on fixed annual interest rates of 6.51% and 7.21%, respectively. The loans are secured by nine industrial properties and one office property and mature in August 2007. The Company used the proceeds from the loans to repay borrowings under the New Credit Facility and fund development expenditures.

In September 2002, the Company obtained a construction loan with a total commitment of $47.5 million. The proceeds from the construction loan are being used to finance the development costs of an office building in Del Mar, California that will encompass an aggregate of approximately 209,000 rentable square feet. The construction loan is secured by a first deed of trust on the project. The construction loan bears interest at an annual rate of LIBOR plus 1.85% (3.67% at September 30, 2002) while the building is under construction and will bear interest at an annual rate of LIBOR plus 1.75% once the building is completed and occupied by the committed tenant. The loan matures in September 2004 and the Company has an option to extend the maturity one year. The balance of the loan at September 30, 2002 was approximately $9.5 million.

In February 2002, the Company repaid the $9.1 million principal balance of an existing construction loan, which had a stated maturity of April 2002. In March 2002, in connection with the acquisition of The Allen Group’s interest in the Development LLC properties (see Notes 2 and 5 to the Company’s consolidated financial statements included herein), the Company repaid three construction loans, which had outstanding principal balances totaling $78.8 million. These loans had been secured by certain of the Development LLCs’ properties and had stated maturities ranging from April 2002 through May 2003. In September 2002, the Company repaid the $8.0 million principal balance of an existing mortgage loan, which had a stated maturity of December 2003. All of the repayments were funded with borrowings under the Company’s unsecured revolving credit facility and did not require prepayment penalties.

The following table sets forth the composition of the Company’s secured debt at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$89,065	$91,005
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest payments	79,505
Mortgage note payable, due February 2022, fixed interest at 8.35%, monthly principal and interest payments(a)	76,910	78,065
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.63% and 3.69% at September 30, 2002 and December 31, 2001, respectively), monthly interest-only payments(b)(c)	75,671	79,785
Construction loan payable, due April 2002, interest at LIBOR plus 2.00%, (4.13 % at December 31, 2001)(b)(d)		56,852
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.57% and 3.63% at September 30, 2002 and December 31, 2001, respectively), monthly interest-only payments(b)	31,000	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	26,915	27,592
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.57% and 3.89% at September 30, 2002 and December 31, 2001, respectively), monthly principal and interest payments(b)	21,061	21,499
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	18,000
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principle and interest payments	12,575	12,679
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,685	12,034
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% at December 31, 2001)(b)(d)		11,659
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	9,841	10,156
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (3.67% at September 30, 2002)(b)(e)	9,532
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% at December 31, 2001)(b)(f)		9,088
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000(g)		8,135
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,508	6,742
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	5,000
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001)(b)(d)		3,296

	$473,268	$459,587

(a)
Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(b)
The variable interest rates stated as of September 30, 2002 and December 31, 2001 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at September 30, 2002 and December 31, 2001.

(c)
In September 2002, the Company repaid $4.1 million of the principal balance in connection with the disposition of the office property located in San Diego, California (see Note 2 in the Company’s consolidated financial statements).

(d)
In March 2002, the Company repaid these construction loans in connection with the acquisition of The Allen Group’s minority interest in the Development LLCs (see Notes 2 and 5 in the Company’s consolidated financial statements). The repayments were funded with borrowings under the Company’s New Credit Facility.

(e)	This loan has an option to extend the maturity for one year.
(f)	In February 2002, the Company repaid this loan with borrowings under the Company’s Old Credit Facility.
(g)	In September 2002, the Company repaid this loan with borrowings under the Company’s New Credit Facility.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at September 30, 2002 and December 31, 2001:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
Secured vs. unsecured:
Secured	61.2%	64.3%	6.6%	6.2%
Unsecured	38.8%	35.7%	5.2%	7.8%
Fixed rate vs. variable rate:
Fixed rate(1)(2)(4)	69.3%	76.5%	7.2%	7.6%
Variable rate(3)	30.7%	23.5%	3.4%	4.0%
Total Debt			6.0%	6.8%
Total Debt Including Loan Fees			6.4%	7.4%

(1)	The Company currently has an interest-rate swap agreement, which expires in November 2002, to fix LIBOR on $150 million of its floating rate debt at 5.48%.
(2)	The Company currently has an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its floating rate debt at 4.46%.
(3)	The Company currently has interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its floating rate debt at 4.25%.
(4)
The percentage of fixed rate debt to total debt does not take into consideration the portion of floating rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 82.2% of its total outstanding debt at September 30, 2002.

In addition to the sources of capital described above, as of October 30, 2002, the Company has an aggregate of $313 million of equity securities available for future issuance under a shelf registration statement.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and New Credit Facility at September 30, 2002 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at September 30, 2002:

	(in thousands)
	Remaining 2002	2003-2004	2005-2006	After 2006	Total
Secured Debt	$2,083	$121,779	$126,845	$222,561	$473,268
Credit Facility			300,000		300,000
Ground Lease Obligations	385	3,083	3,034	72,911	79,413

Total	$2,468	$124,862	$429,879	$295,472	$852,681

The New Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the immediate full or partial payment of the associated debt. The Company was in compliance with all its covenants at September 30, 2002.

Capital Commitments and Other Liquidity Needs

As of September 30, 2002 the Company had an aggregate of approximately 608,400 rentable square feet of office space that was either in lease-up or under construction, at a total budgeted cost of approximately $198.7 million. The Company has spent an aggregate of approximately $132.6 million on these projects as of September 30, 2002. The Company intends to finance the remaining $66.1 million of presently budgeted development costs from among one or more of the following sources: borrowings under the New Credit Facility, additional construction loan financing, long-term secured and unsecured borrowings, dispositions and working capital.

For 2002, the Company plans to spend approximately $21.2 million in capital improvements, tenant improvements and leasing costs for properties within the Company’s stabilized portfolio and for the one property under renovation. The Company had paid or accrued approximately $13.3 million of these forecasted expenditures during the nine months ended September 30, 2002. The balance of $7.9 million is expected to be paid or accrued during the fourth quarter of 2002, however, the amount and timing of actual expenditures may differ from present expectations. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain the Company’s Properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the New Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its shareholders, and based on current net income and cash flows, would not be required to increase its 2003 distribution levels to maintain its REIT status. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On September 10, 2002, the Company declared a regular quarterly cash dividend of $0.495 per common share which was paid on October 17, 2002 to shareholders of record on September 30, 2002. This dividend is equivalent to an annual rate of $1.98 per share and is a 3.1% increase from the 2001 annualized dividend level of $1.92. In addition the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total $13.5 million of annualized preferred dividends.

In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of 3.0 million shares of its outstanding common stock. As of October 30, 2002, an aggregate of 735,700 shares remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions and the Company’s overall liquidity position.

In 2001 and 2000, the Company used proceeds from dispositions of approximately $64.8 million and $110 million, respectively, to fund a portion of its development activities. The Company currently expects to have a lower level of dispositions in 2002. For the nine months ended September 30, 2002, the Company had sold only one office property in San Diego, California for approximately $6.5 million and the proceeds were used to repay approximately $4.1 million in principal on an existing mortgage loan and to repay borrowings under the New Credit Facility. However, the Company will continue to evaluate opportunities to dispose of non-strategic assets on an individual basis and to consider other sources of financing to fund its development activities.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve months. The Company estimates it will have a minimum of approximately $211.4 million of available sources to meet its short-term cash needs from the estimated availability of approximately $125 million under its New Credit Facility and estimated operating cash flow of $86.4 million, based on the Company’s annualized operating cash flow for the three months ended September 30, 2002. The Company estimates it will have a minimum of approximately $160.7 million of commitments comprised of $7.9 million in secured debt principal repayments over the next 12 months, $1.6 million of ground lease obligations over the next 12 months, $66.1 million of planned development expenditures for in-process development and $7.9 million of capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio and for the one property under renovation. In addition based on the Company’s dividend policy, the Company expects to distribute approximately $77.2 million to stockholders and common and preferred unitholders over the next twelve months. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at September 30, 2002:

Occupancy by Segment Type

	Number of Buildings	Total	Square Feet Leased	Available	Occupancy
Office Properties:
Los Angeles	32	3,268,651	2,860,517	408,134	87.5%
Orange County	12	546,850	491,239	55,611	89.8
San Diego	41	3,081,207	2,876,193	205,014	93.3
Other	6	709,354	692,113	17,241	97.6

	91	7,606,062	6,920,062	686,000	91.0

Industrial Properties:
Los Angeles	7	554,490	439,455	115,035	79.3
Orange County	53	4,343,168	4,258,944	84,224	98.1
Other	2	295,417	295,417	—	100.0

	62	5,193,075	4,993,816	199,259	96.2

Total Portfolio	153	12,799,137	11,913,878	885,259	93.1%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2002	10	100,889	1.5%	$1,483
2003	73	994,218	14.5	13,580
2004	62	813,477	11.9	17,576
2005	62	699,895	10.2	15,496
2006	47	601,048	8.8	13,840
2007	34	789,778	11.5	14,100

	288	3,999,305	58.4	76,075

Industrial Properties:
Remaining 2002	10	36,812	0.8	146
2003	36	541,497	11.0	3,554
2004	27	549,248	11.2	3,923
2005	16	712,203	14.5	5,289
2006	11	602,980	12.3	4,531
2007	12	504,069	10.3	3,487

	112	2,946,809	60.1	20,930

Total Portfolio	400	6,946,114	59.1%	$97,005

(1)    Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)    Based on total leased square footage for the respective portfolios as of September 30, 2002.
(3)    Determined based on GAAP rent at September 30, 2002, multiplied by 12, including all leases executed on or before October 1, 2002.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)					Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal	Change in Rents(2)	Change in Cash Rents(3)	Retention Rate(4)
For the Three Months Ended September 30, 2002:
Office Properties	15	11	121,838	38,539	10.9%	11.4%	82.2%	50
Industrial Properties	6	3	122,273	7,707	(0.5)%	(4.3)%	41.1%	54

Total Portfolio	21	14	244,111	46,246	7.8%	7.0%	70.5%	52

For the Nine Months Ended September 30, 2002:
Office Properties	24	33	329,517	213,027	2.7%	(2.8)%	48.4%	59
Industrial Properties	17	12	251,608	166,455	6.8%	(1.4)%	65.8%	67

Total Portfolio	41	45	581,125	379,482	3.7%	(2.4)%	55.5%	62

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

Change in rents were down for the nine months ended September 30, 2002 due to two new office leases with executive suite companies where the previous tenants failed. To incentivize a new tenant, the Company signed leases with rents 11% and 42% lower than the old rents on a GAAP and cash basis, respectively.

Historical Cash Flows

The principal sources of funding for development, acquisitions, and capital expenditures are the New Credit Facility, cash flow from operating activities, and secured and unsecured debt financing. The Company’s net cash provided by operating activities decreased $10.5 million, or 14.0% to $64.8 million for the nine months ended September 30, 2002 compared to $75.3 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the effect of the $15.0 million the Company drew under two letters of credit after one of its tenants defaulted on its lease in January 2001. The decrease is also due to the timing differences in payments of accounts payable and other receivable balances at the end of each comparable period.

Net cash used in investing activities increased $33.4 million, or 76.3% to $77.2 million for the nine months ended September 30, 2002 compared to $43.8 million for the nine months ended September 30, 2001. Cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of expenditures for construction in progress of $64.6 million, $9.1 million in additional tenant improvements and capital expenditures, $7.5 million paid to acquire an industrial property, and $2.2 million of cash paid toward the purchase of The Allen Group’s minority interest in Development LLCs (see Note 5 to the Company’s consolidated financial statements) offset by $6.2 million in net proceeds from the sale of an office building. Cash used in investing activities for the nine months ended September 30, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, the purchase of 9.8 acres of undeveloped land for $15.1 million (net of a $9.1 million secured note issued in connection with the acquisition), expenditures for construction in progress of $73.4 million, and $6.1 million in additional tenant improvements and capital expenditures, offset by $44.8 million in net proceeds received from the sale of seven industrial buildings and one office building.

Net cash provided by financing activities increased $44.2 million, or 115.2% to $5.8 million net cash provided by financing activities for the nine months ended September 30, 2002 compared to $38.4 million net cash used in financing activities for the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 consisted primarily of $145.0 million of net borrowings under the New Credit Facility and $120.0 million net proceeds from the issuance of mortgage debt partially offset by $206.3 million in principal payments on the secured debt and unsecured debt facility, the repayment of the unsecured term facility and four construction loans and $47.9 million in distributions paid to common stockholders and minority interests. Cash used in financing activities for the nine months ended September 30, 2001 consisted primarily of $27.4 million in repayments to the Old Credit Facility and principal payments on secured debt and $42.4 million in distributions paid to common stockholders and minority interests, partially offset by a $9.2 million increase in restricted cash used in a tax deferred property exchange and $17.2 million of additional funding drawn under the Company’s construction loans.

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

The following table presents the Company’s Funds From Operations for the three months and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net income	$7,885	$9,283	$26,349	$30,806
Adjustments:
Minority interest in earnings of Operating Partnership	1,239	1,027	3,735	3,668
Depreciation and amortization	14,516	12,123	44,962	37,123
Net gains on dispositions of operating properties	(470)	(2,468)	(1,366)	(4,007)
Cumulative effect of change in accounting principle				1,392
Non-cash amortization of restricted stock grants(1)		547		1,643

Funds From Operations	$23,170	$20,512	$73,680	$70,625

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2001 to September 30, 2002 is incorporated herein by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at September 30, 2002 and December 31, 2001. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.50% to LIBOR plus 1.85% at September 30, 2002 and ranged from LIBOR plus 1.50% to LIBOR plus 3.00% at December 31, 2001. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 2002 and December 31, 2001. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2001.

Interest Rate Risk Analysis—Tabular Presentation
(dollars in millions)

	Maturity Date						September 30, 2002		December 31, 2001
	2002	2003	2004	2005	2006	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate				$300.0			$300.0	$300.0	$155.0	$155.0
Variable rate index				LIBOR			LIBOR		LIBOR
Secured debt:
Variable rate	$0.1	$76.0	$30.2		$31.0		$137.3	$137.3	$313.1	$313.1
Variable rate index	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR		LIBOR
Fixed rate	$2.0	$7.5	$8.1	$89.3	$6.5	$222.6	$336.0	$415.5	$246.4	$301.1
Average interest rate	7.62%	7.61%	7.62%	8.29%	7.29%	7.09%	7.44%		7.76%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount	$150.0			$50.0			$200.0	$(3.5)	$300.0	$(5.8)
Fixed pay interest rate	5.48%			4.46%			5.23%		6.21%
Floating receive rate index	LIBOR			LIBOR
Interest rate cap agreements:
Notional amount				$100.0			$100.0	$0.4	$57.0	$—
Cap rate				4.25%			4.25%		8.50%
Forward rate index				LIBOR

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In August 2002, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the United States Bankruptcy Court District of Delaware against the Company seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. The Company believes the lawsuit is without merit and intends to vigorously defend itself against the claim. However, if eToys were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other than ordinary routine litigation incidental to the business, the Company is not party, and its properties are not subject to, any legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.     CHANGES IN SECURITIES

During the three months ended September 30, 2002, the Company redeemed 184,443 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 184,443 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.     OTHER INFORMATION—None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K (No. 1-12675), dated July 24, 2002, in connection with its second quarter 2002 earnings release.

The Company filed a Current Report on Form 8-K (No.1-12675), dated August 12, 2002 to submit to the Securities and Exchange Commission under Item 9 the certifications of the chief executive officer and chief financial officer that accompanied the Company’s Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 in accordance with Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2002.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, John B. Kilroy, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kilroy Realty Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer

Date:  October 31, 2002

I, Richard E. Moran Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kilroy Realty Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer

Date:  October 31, 2002