Form 10-K
period 2002-12-31
KILROY REALTY CORP
filed 2003-03-05
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission file number 1-12675

KILROY REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4598246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12200 W. Olympic Boulevard, Suite 200	90064
Los Angeles, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 481-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $742,142,290 based on the closing price on the New York Stock Exchange for such shares on June 30, 2002.

As of March 3, 2003, 27,464,983 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

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

As of December 31, 2002, the Company’s stabilized portfolio of operating properties was comprised of 87 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”), which encompassed an aggregate of approximately 7.4 million and 4.9 million rentable square feet, respectively. The Properties include ten properties that the Company developed and then stabilized during 2002 and 2001 encompassing an aggregate of approximately 436,200 and 312,400 rentable square feet, respectively. As of December 31, 2002, the Office Properties were approximately 91.1% leased to 278 tenants and the Industrial Properties were approximately 97.7% leased to 71 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio excludes projects currently under construction, renovation or in pre-development, and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. The Company had three office lease-up properties at December 31, 2002, encompassing an aggregate of approximately 399,500 rentable square feet. As of December 31, 2002, the Company had one office property under construction and one office property under renovation which when completed are expected to encompass an aggregate of approximately 209,000 and 78,000, rentable square feet, respectively. In addition, as of December 31, 2002, the Company owned approximately 58.2 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space during the next three to five years, depending upon market conditions. All of the Company’s lease-up properties and in-process development projects are located in Southern California in the Los Angeles and San Diego regions. All of the Company’s undeveloped land parcels are located in Southern California in the San Diego region.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2002, it owned an approximate 86.6% general partnership interest. The remaining 13.4% limited partnership interest in the Operating Partnership was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership, which owns 119 of the Company’s 137 Properties. The remaining properties are owned by the Finance Partnership. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest of the Finance Partnership.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Notes 3 and 12 to the Company’s consolidated financial statements). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions.

The Company conducts substantially all of its development services through its wholly owned subsidiary, Kilroy Services, LLC. (“KSLLC”). Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries and controlled entities.

Website Access

The Company makes its periodic and current reports available, free of charge, on its website at www.kilroyrealty.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Current Year Highlights

The Company continued to successfully attain its primary business objectives including growth in Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), through accomplishing the following during the year ended December 31, 2002 (see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Funds From Operations for further discussion of Funds From Operations, including a reconciliation of the Company’s GAAP net income to Funds From Operations):

•	3.6% growth in net income per share (diluted), with net income per share (diluted) at $1.45 for the year ended December 31, 2002 compared to $1.40 for the year ended December 31, 2001.

•	93.9% average occupancy for the Company’s stabilized portfolio for the year ended December 31, 2002 despite the challenging economic environment. Occupancy was 93.7% at December 31, 2002.

•	Stabilization of six office buildings encompassing approximately 436,200 rentable square feet at a total current estimated investment of $106.3 million. These properties were 100% leased at December 31, 2002.

•	Execution of lease agreements on approximately 1.3 million rentable square feet of office and industrial space, including both renewals and leases to new tenants.

•	Increased shareholder value and continued improvement of the quality of the Company’s portfolio through the reinvestment of approximately $46.5 million of capital obtained from the sale of non-strategic assets into new, state-of-the-market assets that the Company is developing in attractive coastal submarkets in Southern California and repurchasing 508,200 shares of the Company’s common stock at an average price of $22.39 per share.

•	Renewal of a three-year $425 million unsecured revolving credit facility to replace its $400 million unsecured revolving credit facility which was scheduled to mature in November 2002 and repayment of the $100 million unsecured debt facility which was scheduled to mature September 2002.

•	Execution of five new secured debt financings that provided the Company with approximately $179.5 million in available proceeds. The Company’s total debt as a percentage of total market capitalization was approximately 46.3% at December 31, 2002. The Company’s total debt and cumulative redeemable preferred units as a percentage of total market capitalization was approximately 55.7% at December 31, 2002.

•	Execution of four interest rate swap agreements and two interest rate cap agreements that contributed to interest rates on approximately 76.7% of the Company’s total debt being fixed, swapped or capped at December 31, 2002. The Company’s weighted average interest rate was 5.3% excluding loan fees and 5.8% including loan fees at December 31, 2002.

Business and Growth Strategies

Growth Strategies.    The Company believes that a number of factors and strategies will enable it to continue to achieve its objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, and Funds From Operations, as defined by NAREIT, as well as maximization of long-term stockholder value including: (i) the quality and location of the Company’s Properties; (ii) the Company’s ability to efficiently manage its assets as a low cost provider of commercial real estate due to its core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal administration, construction management and new development; (iii) the Company’s existing substantial development pipeline established over the past several years; (iv) the pursuit of redevelopment opportunities in land-constrained markets; and (v) the Company’s access to development and leasing opportunities as a result of its extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given the Company’s over 55-year presence in the Southern California market. Management believes that the Company is well positioned to capitalize on existing opportunities because of its extensive experience in its submarkets, its seasoned management team and its proven ability to efficiently develop, acquire, lease and manage office and industrial properties.

Operating Strategies.    The Company focuses on enhancing long-term growth in net operating income and Funds From Operations, as defined by NAREIT, from its Properties by: (i) maintaining higher than average regional occupancy rates; (ii) maximizing cash flow from its Properties through active leasing, early renewals, and effective property management; (iii) structuring leases to maximize returns and internal growth; (iv) managing portfolio credit risk through effective underwriting including the use of credit enhancements and collateral support to mitigate portfolio credit risk; (v) managing operating expenses through the efficient use of internal management, leasing, marketing, financing, accounting and construction management functions; (vi) maintaining and developing long-term relationships with a diverse tenant base; (vii) managing its Properties to offer the maximum degree of utility and operational efficiency to tenants; (viii) continuing to effectively manage capital improvements to enhance its Properties’ competitive advantages in their respective markets and improve the efficiency of building systems; and (ix) attracting and retaining motivated employees by providing financial and other incentives to meet the Company’s operating and financial goals.

Development Strategies.    The Company and its predecessors have developed office and industrial properties, including more recently high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. Over the past several years, the Company has established a substantial development pipeline in its target markets. The Company’s future development pipeline includes 58.2 acres of undeveloped land and can support future development of approximately 1.1 million rentable square feet, which the Company expects to develop over the next three to five years, depending on market conditions. The Company’s strategy with respect to development is as follows: (i) maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control; (ii) continue to execute the Company’s build-to-suit program where it develops properties leased by specific tenants since such strategy generally provides for lower risk development; (iii) evaluate redevelopment opportunities in land constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods; (iv) be the premier low-cost provider of two to four-story campus style office buildings in Southern California; and (v) reinvest capital from dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return.

During 2002 and 2001, the Company developed and stabilized ten office properties encompassing an aggregate of approximately 748,600 rentable square feet at an estimated investment of approximately $173.5 million. As of December 31, 2002, the Company had three office development properties in lease-up encompassing an aggregate of approximately 399,500 rentable square feet at a total current estimated investment of $135.8 million. As of December 31, 2002, the Company had one office building under construction and one office property under renovation, which when completed are expected to encompass approximately 209,000 and 78,000 rentable square feet, respectively. The Company may engage in the additional development or redevelopment of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development or redevelopment. The Company’s activities with third-party owners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop or redevelop any of the properties or that it will have access to additional development or redevelopment opportunities.

Financing Strategies.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of common stock, including interests exchangeable therefore, plus total debt). This ratio may be increased or decreased without the consent of the Company’s stockholders and the Company’s organizational documents do not limit the amount of indebtedness that the Company may incur. At December 31, 2002, total debt constituted approximately 46.3%, and total debt and cumulative redeemable preferred units constituted approximately 55.7%, of the total market capitalization of the Company. The Company’s funding strategies are as follows: (i) maintain financial flexibility and the ability to access a variety of capital sources; (ii) maintain a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles; (iii) complete financing in advance of the need for capital; and (iv) manage interest rate exposure.

The Company intends to utilize one or more sources of capital for future growth, which may include borrowings under the Company’s unsecured credit facility, disposition of non-strategic assets, the issuance of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance, however, that the Company will be able to obtain capital on terms favorable to the Company or at all.

Significant Tenants

As of December 31, 2002, the Company’s ten largest office tenants represented approximately 32.2% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2002 determined on a straight-line basis over the term of the related lease in accordance with GAAP, and its ten largest industrial tenants represented approximately 8.9% of total annual base rental revenues. Of this amount, its largest tenant, The Boeing Company, leased an aggregate of approximately 1.0 million rentable square feet of office space under eight separate leases, representing approximately 9.5% of the Company’s total annual base rental revenues at December 31, 2002. One of these leases encompassing approximately 248,150 rentable square feet expired February 28, 2003. The Boeing Company vacated this space upon lease expiration. The base periods for the remaining leases for The Boeing Company expire during the period from July 2004 through March 2009. See additional discussion of re-leasing in “Item 1: Business Risks—The Company may be unable to renew leases or re-let available space” and in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations”.

The Company’s ten largest office tenants, based on annualized base rental revenues at December 31, 2002, are: The Boeing Company, Peregrine Systems, Inc (“Peregrine”), DirecTv, Inc., Diversa Corporation, Epson America, Inc., Brobeck, Phleger & Harrison, LLP (“Brobeck”), Newgen Results Corporation, SCAN Health Plan, Epicor Software Corporation and Intuit, Inc. The Company’s ten largest industrial tenants, based on annualized base rental revenues, are: Celestica California, Inc., Qwest Communications Corporation, Mattel, Inc., Packard Hughes Interconnect, Targus, Inc., NBTY Manufacturing, LLC, United Plastics Group, Inc., Kraft Foods, Inc., Extron Electronics, Inc. and Ricoh Electronics. Subsequent to December 31, 2002, Brobeck dissolved and began winding up its operations. See additional discussion of significant tenants and Recent Information Regarding Significant Tenants in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. For further discussion on the composition of the Company’s tenant base, see Item 2: Properties—Tenant Information.

Employees

As of December 31, 2002, the Company, through the Operating Partnership and KSLLC employed 126 persons. The Company, the Operating Partnership and KSLLC believe that relations with their employees are good.

Government Regulations

Many laws and governmental regulations are applicable to the Company’s Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Environmental Matters

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the Company’s Properties. The Company generally obtains these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. Through December 31, 2002, Phase I site assessments revealed that 33, or 24%, of its Properties, representing approximately 28% of the aggregate square footage of its Properties, contain asbestos-containing materials. No remedial action is necessary with respect to these Properties in connection with the asbestos-containing materials.

The Company’s site assessments also revealed that historical operations at or near some of the Company’s Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted clean-up of known contamination in the soils on the properties and management does not believe that further clean-up of the soils is required.

Use of hazardous materials by some of our tenants.    Some of the Company’s tenants routinely handle hazardous substances and wastes on its Properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 2002, less than 5% of the Company’s tenants, representing less than 10% of the aggregate square footage of the Company’s Properties, handled hazardous substances and/or wastes on the Company’s Properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. Management is not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s Properties, and management does not believe that on-going activities by the Company’s tenants will have a material adverse effect on the Company’s operations.

Costs related to government regulation and private litigation.    Under applicable environmental laws and regulations, the Company is liable for the costs of removal or remediation of certain hazardous or toxic substances present or released on its Properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. For instance, if asbestos-containing materials, toxic mold, or other hazardous or toxic substances were found on the Company’s Properties, third parties might seek recovery from the Company for personal injuries associated with those substances. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its Properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

Environmental insurance coverage limits.    The Company carries what management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. However, management cannot provide any assurance that the Company’s insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s financial condition, results of operations, and cash flows, quoted per share trading price of its common stock and its ability to satisfy debt service obligations and to pay distributions to stockholders.

Other Governmental Regulations Affecting Properties

Costs of Compliance with Other Governmental Regulations.    The Company’s Properties are also subject to regulation under other laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although management believes that its Properties substantially comply with present requirements under applicable governmental regulations, none of the Properties have been audited or investigated for compliance by any regulatory agency. If the Company were not in compliance with material provisions of the ADA or other regulations affecting the Properties, the Company might be required to take remedial action which could include making modifications or renovations to Properties. Federal, state or local governments may also enact future laws and regulations that the could require the Company to make significant modifications or renovations to the Properties. If the Company were to incur substantial costs to comply with the ADA or any other regulations, its financial condition, results of operations, and cash flows, quoted per share trading price of its common stock and its ability to satisfy its debt service obligations and make distributions to stockholders could be adversely affected.

Business Risks

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Exchange Act of 1934, as amended (the “1934 Act”)) pertaining to, among other things, the Company’s future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development projects on budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors, as well as the factors discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations, and other information contained herein, should be considered in evaluating the Company and its business.

General economic conditions may adversely affect the Company’s financial condition and results of operations.    Periods of economic slowdown or recession in the United States and in other countries, declining demand for leased office or industrial properties or rising interest rates, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases at the Company’s Properties, either of which could adversely affect the Company’s financial condition, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

Future terrorist activity or declaration of war by the United States may have an adverse affect on the Company’s financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of the Company’s Properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of the Company’s Properties near such sites. A decrease in demand would make it difficult for the Company to renew or release its Properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of the Company’s Properties through damage, destruction or loss, and the availability of insurance for such acts may be less, and cost more, which would adversely affect the Company’s financial condition. To the extent that the Company’s tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist acts and a declaration of war by the United States also may adversely affect the markets in which the Company’s securities trade, and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for office and industrial leased space, delay the time in which the Company’s new or renovated properties reach stabilized occupancy, increase the Company’s operating expenses, such as those attributable to increased physical security for its Properties, and limit the Company’s access to capital or increase the Company’s cost of raising capital.

The Company depends on significant tenants.    For the year ended December 31, 2002, the Company’s ten largest office tenants represented approximately 32.2% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.9% of total annual base rental revenues. (See further discussion on the composition of the Company’s tenants by industry at “Item 2—Properties.”) Of this amount, its largest tenant, The Boeing Company, leased approximately 1.0 million rentable square feet of office space, representing approximately $16.9 million of the Company’s total annual base rental revenues at December 31, 2002. One lease encompassing approximately 248,150 rentable square feet expired in February 2003. The Boeing Company vacated the space under this lease upon lease expiration. The Company’s second largest tenant, Peregrine, leased four buildings totaling 423,900 rentable square feet under four separate leases; however, Peregrine filed for bankruptcy in September 2002, and as part of the bankruptcy filing, Peregrine filed a motion to reject two of the leases encompassing 182,127 rentable square feet. In February 2003, the bankruptcy court approved the rejection of these leases. Of the annual base rental revenues of $7.0 million from the two leases that were not rejected, Peregrine contributes approximately $4.9 million, and executed subleases contribute approximately $2.1 million. Peregrine has recently indicated that it plans to file a motion to reject the remaining two leases. The Company’s sixth largest tenant, Brobeck, leases two buildings totaling 161,500 rentable square feet with annual base rental revenues of $4.2 million. The two leases with Brobeck represent approximately 2.4% of the Company’s annual base rental revenues. In February 2003, Brobeck dissolved and began winding up its operations. Brobeck did not timely pay rent for either building for February 2003 and remains in possession of the premises. The Company is currently pursuing legal action against Brobeck. The Company’s revenue and cash available for distribution to stockholders would be disproportionately and materially adversely affected if any of its other significant tenants were to become bankrupt or insolvent, or fail to renew their leases at all or on terms less favorable to the Company than their current terms. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations” for a discussion of the impact of such events on the Company’s financial condition and results of operations.

Downturns in tenants’ businesses may reduce the Company’s cash flow.    For the year ended December 31, 2002, the Company derived approximately 98.4% of its revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. As discussed above in “Item 2—the Company depends on significant tenants”, the Company’s second largest tenant, Peregrine, filed for bankruptcy in September 2002. Prior to filing bankruptcy and rejecting two of the four leases it has with the Company, the leases with Peregrine represented approximately 7.9% of the Company’s annual base rental revenues. In addition, as discussed above, Brobeck dissolved and began winding up its operations in February 2003. See “Item 7: Managements Discussion and Analysis of Financial Condition and Results of Operations—Factors which may Influence Future Results of Operations” for a discussion of the impact the events discussed above are expected to have on the Company’s results of operations.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company’s Properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. The Company’s claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, the Company’s claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of the Company’s other tenants could adversely impact the Company’s financial condition, results from operations, cash flows, the quoted per share trading price of the Company’s common stock and the Company’s ability to satisfy its debt service obligations and to pay distributions to stockholders.

The Company may be unable to renew leases or re-let available space.    As of December 31, 2002, the Company had office and industrial space available for lease representing approximately 6.3% of the total square footage of the Properties. Leases representing 3.5% of the leased square footage of the Properties are presently leased by Peregrine and Brobeck, which may also become available for lease within the next 12 months. In addition, leases representing approximately 11.6% and 9.9% of the leased square footage of the Properties are scheduled to expire in 2003 and 2004, respectively. Above market rental rates on some of the Properties may force the Company to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate across all of the submarkets in which the Properties are located, although individual Properties within any particular submarket presently may be leased at above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for the Properties decrease, existing tenants do not renew their leases, or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flows, the quoted per share trading price of its common stock and its ability to satisfy its debt service obligations and pay distributions to its stockholders would be adversely affected.

Most of the Company’s Properties depend upon the Southern California economy.    As of December 31, 2002, 93.3% of the aggregate square footage of the Company’s stabilized portfolio and 94.5% of the Company’s annualized base rent, excluding expense reimbursements and rental abatements, came from properties located in Southern California. In addition, as of December 31, 2002, all of the Company’s lease-up, in-process and future development projects were located in Southern California. The Company’s ability to make expected distributions to stockholders depends on its ability to generate Funds From Operations, as defined by NAREIT, in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company’s control may decrease funds available for distribution and the value of the Company’s Properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing submarket demographics and property damage resulting from seismic activity. The geographical concentration of the Company’s properties may expose the Company to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company’s financial condition, results from operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

Increasing utility costs and power outages in California may have an adverse effect on the Company’s operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity and natural gas. Since June 2000, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space would adversely affect the Company’s future financial position, results of operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders.

The Company’s debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations.    Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its Properties or to pay distributions necessary to maintain its REIT qualification. The Company’s level of debt and the limitations imposed by its debt agreements may have important consequences to the Company, including the following: the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; cash flow may be insufficient to meet required principal and interest payments; the Company may be forced to dispose of one or more of its Properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company’s default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If one or more of these events were to occur, the Company’s financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder the Company’s ability to meet the strict REIT distribution requirements imposed by the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31, 2002, the Company had approximately $762 million aggregate principal amount of indebtedness, $83.8 million of which is contractually due prior to December 31, 2003. The Company’s total debt represented 46.3% of its total market capitalization at December 31, 2002.

The Company faces significant competition which may decrease the occupancy and rental rates of its Properties.    The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to the Company’s in the same submarkets in which the Company’s Properties are located, but which have lower occupancy rates than the Company’s Properties. For instance, occupancy rates for the Company’s El Segundo stabilized office property portfolio at December 31, 2002 was 94.5% in comparison to 78.4% for the El Segundo office submarkets in total. Leases representing approximately 255,000 and 328,000 square feet, or 26.5% and 34.1% of the total leased square feet in the Company’s El Segundo office property portfolio, are scheduled to expire in 2003 and 2004, respectively. In addition, the Company has one development project in the lease-up phase in El Segundo encompassing approximately 133,700 rentable square feet. The Company believes that its higher average occupancy rates mean that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company’s competitors have an incentive to decrease rental rates until their available space is leased. If the Company’s competitors offer space at rental rates below the rates currently charged by the Company for comparable space, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company’s financial condition, results of operations and cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders may be adversely affected.

Potential losses may not be covered by insurance.    The Company carries comprehensive liability, fire, extended coverage and rental loss insurance covering all of its Properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of the Company’s policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments and policy limits. In addition, the Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductibles which management believes are commercially reasonable. As of December 31, 2002, 136 of the Company’s 137 Properties representing approximately 98.9% of the Company’s stabilized portfolio based on aggregate square footage and approximately 99.6% based on annualized base rent were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were irreparable.

The Company may be unable to complete acquisitions and successfully operate acquired properties.    The Company continues to evaluate the market of available properties and may acquire office and industrial properties when strategic opportunities exist. The Company’s ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial position, results of operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected.

The Company may be unable to successfully complete and operate developed properties.    There are several risks associated with property development. The Company may be unable to: obtain construction financing on favorable terms or at all; obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans; or lease developed properties at expected rental rates or within projected timeframes. In addition, the Company may not complete development projects on schedule or within budgeted amounts; the Company may expend funds on and devote management’s time to projects which the Company may not complete; and the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. For example, during the fourth quarter of 1998, the Company withdrew its participation from a master planned commercial development prior to the commencement of construction. Also, during the third quarter of 2000, the Company delayed commencement of construction on one of its projects by four months. The project was an assemblage in an urban infill location that required the relocation of some existing businesses. The Company encountered delays when one of the existing tenants experienced difficulty in relocating as a result of the high leasing demand and tight supply constraints in that submarket.

If one or more of these events were to occur in connection with the Company’s projects currently under or planned for development, the Company’s financial position, results of operations, cash flow, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to its stockholders could be adversely affected.

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

The Company could default on leases for land on which some of its Properties are located.    As of December 31, 2002, the Company owned eleven office buildings located on various parcels, each of which the Company leases on a long-term basis. If the Company defaults under the terms of any particular lease, it may lose the property subject to the lease. Upon expiration of a lease and all of its options, the Company may not be able to renegotiate a new lease on favorable terms, if at all. The loss of these Properties or an increase of rental expense would have an adverse effect on the Company’s financial position, results of operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders. As of December 31, 2002, the Company had approximately 1.6 million aggregate rentable square feet of rental space located on these leased parcels. The leases for the land under the Kilroy Airport Center, Long Beach expire in 2084. The leases for the land under the SeaTac Office Center, including renewal options, expire in 2062. The primary lease for the land under 12312 West Olympic Boulevard in Santa Monica expires in January 2065 with a smaller secondary lease expiring in September 2011.

Real estate assets are illiquid and the Company may not be able to sell its Properties when it desires.    The Company’s investments in its Properties are relatively illiquid which limits the Company’s ability to sell its Properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company’s ability to sell properties. These restrictions on the Company’ ability to sell its Properties could have an adverse effect on its financial position, results from operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to repay indebtedness and to pay distributions to its stockholders.

Common limited partners of the Operating Partnership have limited approval rights, which may prevent the Company from completing a change of control transaction, which may be in the best interests of stockholders. The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a “termination transaction” which requires the approval of 60% of the common unitholders, including the Company because of its percentage holding of the common limited partnership units it holds in its capacity as general partner. The right of common limited partners to vote on these transactions could limit the Company’s ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership or sell the property located at 2260 East Imperial Highway at Kilroy Airport Center in El Segundo prior to January 31, 2004. As of December 31, 2002, limited partners owned approximately 13.4% of the outstanding interests in the Operating Partnership. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent the Company from completing a transaction which may be in the best interest of its stockholders.

The Chairman of the Company’s Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company’s affairs.    Each of John B. Kilroy, Sr. and John B. Kilroy, Jr., the Chairman of the Board of Directors and President and Chief Executive Officer, respectively, is a member of the

Company’s Board of Directors. Together, they beneficially own 647,751 shares of common stock, common limited partnership units exchangeable for an aggregate of 1,748,072 shares of the Company’s common stock and currently vested options to purchase an aggregate of 405,001 shares of common stock, representing a total of approximately 9.8% of the total outstanding shares of common stock and outstanding common limited partnership units exchangeable for shares of common stock as of December 31, 2002, assuming the exercise of the currently vested options. Pursuant to the Company’s charter no other stockholder may own, actually or constructively, more than 7.0% of the Company’s common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B., Kilroy, Jr., members of their families and some affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the Company’s outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest of the Company’s stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company’s stockholders for approval.

There are limits on the ownership of the Company’s capital stock, which limit the opportunities for a change of control at a premium to existing stockholders.    Provisions of the Maryland General Corporation Law, the Company’s charter, the Company’s bylaws, and the Operating Partnership’s partnership agreement may delay, defer, or prevent a change in control over the Company or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then prevailing market prices.

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

The Company is not limited in its ability to incur debt.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization. Total market capitalization is the market value of the Company’s capital stock, including common limited partnership units exchangeable for shares of capital stock, and the liquidation value of the Series A, Series C and Series D Preferred Units plus total debt. However, the Company’s organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. At December 31, 2002, total debt constituted approximately 46.3% of the total market capitalization of the Company. This ratio may be increased or decreased without the consent of the Company’s stockholders. Therefore, the Company could become more highly leveraged without stockholder approval, which would result in an increase in its debt service and which could adversely affect cash flow and the ability to make distributions to stockholders. Higher leverage also increases the risk of default on the Company’s obligations and limits the Company’s ability to incur additional financing in the future.

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

As of December 31, 2002, 27,419,880 shares of the Company’s common stock were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 4,236,752 shares issuable upon the exchange, at the Company’s option, of common units issued in connection with the formation of the Operating Partnership and in connection with property acquisitions; 1,866,536 shares issuable under the Company’s 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. Of the 27,419,880 shares of common stock outstanding at December 31, 2002, all but 246,729 restricted shares were freely tradable in the public market. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

ITEM 2.	PROPERTIES

General

As of December 31, 2002, the Company’s portfolio of stabilized operating properties was comprised of 87 Office Properties and 50 Industrial Properties which encompassed an aggregate of approximately 7.4 million and 4.9 million rentable square feet, respectively. The Properties include ten properties that the Company developed and then stabilized during 2002 and 2001 encompassing an aggregate of approximately 436,200 and 312,400 rentable square feet, respectively. As of December 31, 2002, the Office Properties were approximately 91.1% leased to 278 tenants and the Industrial Properties were 97.7% leased to 71 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy and are within one year following substantial completion (“lease-up properties”) and projects currently under construction, renovation, or in pre-development. The Company had three office lease-up properties at December 31, 2002, encompassing an aggregate of approximately 399,500 rentable square feet and one office renovation property encompassing approximately 78,000 rentable square feet. The Company’s in-process development projects at December 31, 2002 consisted of one office property which when completed is expected to encompass approximately 209,000 rentable square feet. All of the Company’s development projects and lease-up properties are located in Southern California.

In general, the Office Properties are leased to tenants on a full service gross basis and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its prorata share of increases in expenses above the Base Year or Expense Stop. Under a triple net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

The Company believes that all of its Properties are well maintained and do not require significant capital improvements. As of December 31, 2002, the Company managed all of its Properties through internal property managers.

The Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office and Industrial Properties owned as of December 31, 2002. The Company (through the Operating Partnership and the Finance Partnership) owns a 100% interest in all of the Office and Industrial Properties. The seven office buildings located at Kilroy Airport Center, Long Beach, and the three office buildings located at the SeaTac Office Center, all are held subject to leases for the land on which the properties are located which expire in 2084 and 2062 (assuming the exercise of the Company’s options to extend such leases), respectively.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/02(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
26541 Agoura Road Calabasas, California(4)	1	1988	90,878	100.0%	$1,993	$21.93
5151-5155 Camino Ruiz Camarillo, California(5)	4	1982	265,372	87.2%	2,781	12.02
Kilroy Airport Center, El Segundo
2250 E. Imperial Highway(6)	1	1983	293,261	95.9%	9,175	32.64
2260 E. Imperial Highway(7)	1	1983	293,261	100.0%	7,499	25.57
2240 E. Imperial Highway(8)	1	1983	119,780	100.0%	2,252	18.80
El Segundo, California
185 S. Douglas Street El Segundo, California	1	1978	62,150	29.3%	345	18.95
525 N. Brand Blvd. Glendale, California(7)	1	1990	43,647	27.5%	284	23.62
Kilroy Airport Center, Long Beach
3900 Kilroy Airport Way	1	1987	126,840	49.4%	1,546	24.69
3880 Kilroy Airport Way	1	1987	98,243	100.0%	1,325	13.49
3760 Kilroy Airport Way	1	1989	165,278	92.6%	4,210	27.52
3780 Kilroy Airport Way	1	1989	219,743	78.6%	4,762	27.57
3750 Kilroy Airport Way	1	1989	10,592	47.5%	44	8.78
3800 Kilroy Airport Way	1	2000	192,476	100.0%	5,555	28.86
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,535	25.99
Long Beach, California
12312 W. Olympic Blvd. Los Angeles, California(7)	1	1950/1998	78,000	100.0%	1,625	20.84
2100 Colorado Avenue Santa Monica, California(7)	3	1992	94,844	100.0%	2,791	29.43
1633 26th Street Santa Monica, California	1	1972/1997	44,915	100.0%	769	17.12
3130 Wilshire Blvd. Santa Monica, California	1	1969/1998	88,338	73.1%	1,695	26.26
501 Santa Monica Blvd. Santa Monica, California	1	1974	70,045	87.8%	1,994	32.43
2829 Townsgate Road Thousand Oaks, California	1	1990	81,158	95.6%	2,095	27.01
23975 Park Sorrento Calabasas, California	1	2001	102,264	100.0%	3,330	32.56
24025 Park Sorrento Calabasas, California	1	2000	100,592	100.0%	3,056	30.38
12200 W. Olympic Blvd. Los Angeles, California	1	2000	151,019	42.8%	2,205	34.13
23925 Park Sorrento Calabasas, California	1	2001	11,789	100.0%	417	35.40
909 N. Sepulveda Blvd. El Segundo, California(9)	1	1972	248,148	100.0%	2,978	12.00

Subtotal/Weighted Average— Los Angeles County	30		3,188,659	88.3%	68,261	24.25

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/02(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Orange County
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California	1	1985	43,228	50.2%	$423	$19.52
8101 Kaiser Blvd. Anaheim, California	1	1988	60,177	85.7%	1,136	22.02
Anaheim Corporate Center Anaheim, California(10)	4	1985	157,758	92.5%	1,818	12.46
601 Valencia Avenue, Brea, California	1	1982	60,891	89.2%	682	12.55
111 Pacifica Irvine, California	1	1991	67,381	91.7%	1,728	27.95
9451 Toledo Way Irvine, California	1	1984	27,200	100.0%	444	16.34
2501 Pullman Santa Ana, California	1	1969/1988	51,750	100.0%	1,043	20.15

Subtotal/Weighted Average— Orange County	10		468,385	88.5%	7,274	17.56

San Diego County
5770 Armada Drive Carlsbad, California(7)	1	1998	81,712	100.0%	1,088	13.31
6215/6220 Greenwich Drive San Diego, California(11)	2	1996	212,214	100.0%	3,150	14.84
6055 Lusk Avenue San Diego, California(7)	1	1997	93,000	100.0%	1,155	12.42
6260 Sequence Drive San Diego, California(7)	1	1997	130,000	100.0%	1,206	9.28
6290/6310 Sequence Drive San Diego, California(7)	2	1997	152,415	100.0%	2,090	13.71
6340/6350 Sequence Drive San Diego, California(7)	2	1998	199,000	100.0%	2,968	14.92
15378 Avenue of Science San Diego, California(7)	1	1984	68,910	100.0%	836	12.13
Pacific Corporate Center San Diego, California(12)	7	1995	411,339	100.0%	5,477	13.32
9455 Towne Center Drive San Diego, California(7)	1	1998	45,195	100.0%	667	14.75
12225/12235 El Camino Real San Diego, California(13)	2	1998	115,513	100.0%	2,357	20.41
4690 Executive Drive San Diego, California(7)	1	1999	50,929	100.0%	963	18.91
12348 High Bluff Drive San Diego, California	1	1999	40,274	27.2%	160	14.65
9785/9791 Towne Center Drive San Diego, California(7)	2	1999	126,000	100.0%	2,268	18.00
5005/5010 Wateridge Vista Drive San Diego, California(7)	2	1999	172,778	100.0%	3,417	19.78
3579-3811 Valley Center Drive San Diego, California(14)	4	1999	423,874	57.0%	7,044	29.14
15434/15445 Innovation Drive San Diego, California	2	2000	103,000	100.0%	2,815	27.33
12390 El Camino Real San Diego, California(7), (15)	1	2000	72,332	100.0%	1,605	22.19
5717 Pacific Center San Diego, California(16)	1	2001	67,995	100.0%	1,828	26.88
10243 Genetic Center Drive San Diego, California(7)	1	2001	102,875	100.0%	3,445	33.49
15051 Avenue of Science San Diego, California(7)	1	2001	70,617	100.0%	2,014	28.52
15073 Avenue of Science San Diego, California(7)	1	2001	46,759	100.0%	1,033	22.10
4939/4955 Directors Place San Diego, California(7)	2	2002	136,908	100.0%	4,702	34.34

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/02(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
10390 Pacific Center Court San Diego, California(7)	1	2002	68,400	100.0%	$2,724	$39.83
12340 El Camino Real San Diego, California(7), (15)	1	2002	89,168	100.0%	2,636	29.56

Subtotal/Weighted Average— San Diego County	41		3,081,207	93.1%	57,648	20.09

Other
4351 Latham Avenue Riverside, California	1	1990	21,357	100.0%	373	17.47
4361 Latham Avenue Riverside, California(17)	1	1992	30,581	100.0%	568	18.58
3750 University Avenue Riverside, California	1	1982	124,986	100.0%	3,014	24.11
SeaTac Office Center
18000 Pacific Highway	1	1974	209,904	98.9%	3,744	18.04
17930 Pacific Highway(7)	1	1980/1997	211,139	100.0%	2,217	10.50
17900 Pacific Highway
Seattle, Washington	1	1980	111,387	78.7%	1,822	20.79

Subtotal/Weighted Average— Other	6		709,354	96.3%	11,738	17.18

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	87		7,447,605	91.1%	144,921	21.37

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue El Segundo, California	1	1954	192,053	100.0%	2,023	10.53
2260 E. El Segundo Blvd. El Segundo, California(18)	1	1979	113,820	00.0%	—	—
2265 E. El Segundo Blvd. El Segundo, California	1	1978	76,570	100.0%	661	8.63
2270 E. El Segundo Blvd. El Segundo, California	1	1975	6,362	100.0%	100	15.76

Subtotal/Weighted Average— Los Angeles County	4		388,805	70.7%	2,784	7.16

Orange County
3340 E. La Palma Avenue Anaheim, California	1	1966	153,320	100.0%	795	5.19
1000 E. Ball Road Anaheim, California	1	1956	100,000	100.0%	639	6.39
1230 S. Lewis Road Anaheim, California	1	1982	57,730	100.0%	320	5.55
4155 E. La Palma Avenue Anaheim, California(19)	1	1985	74,618	100.0%	774	10.37
4123 E. La Palma Avenue Anaheim, California	1	1985	69,472	100.0%	529	7.61
5325 East Hunter Avenue Anaheim, California	1	1983	109,449	100.0%	625	5.71
3130-3150 Miraloma Anaheim, California	1	1970	144,000	100.0%	698	4.85
3125 E. Coronado Street Anaheim, California	1	1970	144,000	100.0%	1,022	7.09
5115 E. La Palma Avenue Anaheim, California	1	1967/1998	286,139	100.0%	1,461	5.11
1250 N. Tustin Avenue Anaheim, California	1	1984	84,185	100.0%	754	8.96
Anaheim Tech Center Anaheim, California	5	1999	593,992	100.0%	3,527	5.94
3250 East Carpenter Anaheim, California	1	1998	41,225	100.0%	261	6.33

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased at 12/31/02(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Brea Industrial Complex Brea, California(20)	7	1981	276,278	100.0%	$2,000	$7.24
Brea Industrial—Lambert Road Brea, California(21)	2	1999	178,811	100.0%	1,059	5.92
1675 MacArthur Costa Mesa, California	1	1986	50,842	100.0%	619	12.17
25202 Towne Center Drive Foothill Ranch, California	1	1998	303,533	100.0%	2,493	8.21
12681/12691 Pala Drive Garden Grove, California	1	1970	84,700	100.0%	585	6.91
Garden Grove Industrial Complex Garden Grove, California(22)	6	1971	275,971	100.0%	1,779	6.45
12752/12822 Monarch Street Garden Grove, California	1	1970	277,037	100.0%	1,168	4.22
7421 Orangewood Avenue Garden Grove, California	1	1981	82,602	100.0%	578	7.00
12400 Industry Street Garden Grove, California	1	1972	64,200	100.0%	373	5.81
17150 Von Karman Irvine, California	1	1977	157,458	100.0%	1,700	10.80
9401 Toledo Way Irvine, California	1	1984	244,800	100.0%	2,427	9.91
2055 S.E. Main Street Irvine, California	1	1973	47,583	100.0%	392	8.24
2525 Pullman Santa Ana, California	1	2002	107,130	100.0%	707	6.60
1951 E. Carnegie Santa Ana, California	1	1981	100,000	100.0%	809	8.09
14831 Franklin Avenue Tustin, California	1	1978	36,256	100.0%	252	6.96
2911 Dow Avenue Tustin, California	1	1998	51,410	100.0%	—	—

Subtotal/Weighted Average— Orange County	44		4,196,741	100.0%	28,346	6.75

Other
5115 N. 27th Avenue Phoenix, Arizona(23)	1	1962	130,877	100.0%	783	5.99
3735 Imperial Highway Stockton, California	1	1996	164,540	100.0%	1,185	7.20

Subtotal/Weighted Average— Other	2		295,417	100.0%	1,968	6.66

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	50		4,880,963	97.7%	33,098	6.94

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	137		12,328,568	93.7%	$178,019	$15.41

(footnotes on next page)

(1)	Based on all leases at the respective properties in effect as of December 31, 2002.

(2)	Calculated as base rent for the year ended December 31, 2002, determined in accordance with GAAP, and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3)	Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2002.

(4)	For this property, the lease is written on a modified gross basis.

(5)	The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985 and the leases are written on a triple net basis.

(6)	For this property, a lease with The Boeing Company for approximately 8,000 rentable square feet and SDRC Software Products Marketing Division, Inc. for approximately 6,800 rentable square feet are written on a full service gross basis, except that there is no Expense Stop.

(7)	For this property, the lease is written on a triple net basis.

(8)	For this property, a lease with The Boeing Company for approximately 101,600 rentable square feet is written on a triple net basis.

(9)	For this property, the lease is written on a triple net basis, with the tenant responsible for paying utilities directly. This lease expired February 28, 2003 and The Boeing Company vacated this space upon lease expiration. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(10)	For this property, leases for approximately 50,000 rentable square feet are written on a full service gross basis, with the tenants paying no expense reimbursement and leases for approximately 96,000 rentable square feet are written on a triple net basis.

(11)	This property includes an expansion building with 71,000 rentable square feet developed by the Company in 2000. This lease is written on a triple net basis.

(12)	The leases for this property are written on a modified net basis, with the tenants responsible for their prorata share of common area expenses and real estate taxes.

(13)	For this property, a lease for 60,840 rentable square feet is written on a triple net basis.

(14)	The four buildings at 3579-3811 Valley Center Drive were built between 1999 and 2001. The buildings are leased to Peregrine. Peregrine filed for bankruptcy in September 2002 and as part of the bankruptcy filing, filed a motion to reject two leases encompassing 182,127 rentable square feet. In February 2003, the bankruptcy court approved the rejection of these leases. The two leases that were not rejected are included in occupancy at December 31, 2002. The leases are written on a modified full service gross basis. [See additional discussion on Peregrine in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”]

(15)	This property was 100% leased to Brobeck. In February 2003, Brobeck dissolved and began winding up its operations. See additional discussion on Brobeck in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(16)	This property was 100% leased to a single tenant. This tenant terminated its lease early and vacated this space in January 2003.

(17)	For this property, a lease for 16,250 rentable square feet is written on a triple net basis, and leases for 14,331 rentable square feet are written on a modified full service gross basis.

(18)	This property was 100% leased to a single tenant. The tenant filed for bankruptcy and vacated the space in 2002. The Company is currently marketing the property for re-leasing.

(19)	For this property, leases for approximately 59,000 rentable square feet are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses. The lease for the remaining 16,000 rentable square feet is written on a full service gross basis.

(20)	The seven properties at the Brea Industrial Complex were built between 1981 and 1988.

(21)	These leases are written on a modified triple net basis, with the tenants responsible for estimated allocated common area expenses.

(22)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985. For these properties, leases of 191,000 rentable square feet are written on a triple net basis, 85,000 rentable square feet are written on a modified gross basis.

(23)	This industrial property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

Development Projects

The following table sets forth certain information relating to each of the development projects that the Company had in lease-up and under construction at December 31, 2002. The Company owns a 100% interest in all of the development projects. All of the development projects in lease-up and under construction at December 31, 2002 were office projects.

Project Name / Submarket	Estimated Stabilization Date(1)	Projected Square Feet Upon Completion	Percentage Leased as of December 31, 2002
Projects in Lease-Up:
12100 W. Olympic Blvd. (WMC III) / West Los Angeles, CA	2nd Quarter 2003	151,000	23	%(2)
999 Sepulveda (Imperial & Sepulveda) / El Segundo, CA	3rd Quarter 2003	133,678	—
3721 Valley Centre Drive / Del Mar, CA	3rd Quarter 2003	114,780	100%

Total Projects in Lease-Up		399,458	37%

Projects Under Construction:
12400 High Bluff (San Diego Corporate Center) / Del Mar, CA	3rd Quarter 2004	208,961	84%

Total Projects Under Construction		208,961	84%

Total In-Process Development Projects		608,419	53%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

(2)	Certain aspects of this lease are subject to government approval.

In addition to the projects listed above, the Company completed and stabilized six office properties during the year ended December 31, 2002 encompassing approximately 436,200 rentable square feet at an estimated investment of $106.3 million. These properties were 100% leased at December 31, 2002 and are included in the listing of the Company’s Office Properties.

Tenant Information

The following table sets forth information as to the Company’s ten largest office and industrial tenants as of December 31, 2002, based upon annualized rental revenues for the year ended December 31, 2002.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
The Boeing Company (3)	$16,907	9.5%	August 1984	Various
Peregrine Systems, Inc. (4)	7,044	4.0	October 1999	Various
DirecTV, Inc.	6,686	3.8	November 1996	November 2008
Diversa Corporation	4,702	2.6	November 2000	Various	(5)
Epson America, Inc.	4,251	2.4	October 1999	Various	(6)
Brobeck, Phleger & Harrison LLP (7)	4,241	2.4	March 2000	Various
Newgen Results Corporation	3,445	1.9	April 2001	March 2016
SCAN Health Plan	3,429	1.9	February 1996	June 2015
Epicor Software Corporation	3,417	1.9	September 1999	August 2009
Intuit, Inc.	3,150	1.8	November 1997	April 2007

Total Office Properties	$57,272	32.2%

Industrial Properties:
Celestica California, Inc.	$2,493	1.4%	May 1998	May 2008
Qwest Communications Corporation	2,427	1.4	November 2000	October 2015
Mattel, Inc.	2,023	1.1	May 1990	October 2005
Packard Hughes Interconnect	1,700	1.0	January 1996	January 2006
Targus, Inc.	1,482	0.8	December 1998	Various	(8)
NBTY Manufacturing, LLC	1,461	0.8	August 1998	July 2008
United Plastics Group, Inc.	1,210	0.7	September 1997	Various	(9)
Kraft Foods, Inc.	1,185	0.7	February 1996	February 2006
Extron Electronics, Inc.	960	0.5	February 1995	Various	(10)
Ricoh Electronics	809	0.5	February 1998	February 2008

Total Industrial Properties	$15,750	8.9%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor, the Kilroy Group.

(3)	Boeing Satellite Systems, Inc. leases of 248,148, 293,261, 113,242, 101,564 and 7,791 net rentable square feet expire February 2003, July 2004, March 2009, January 2006 and November 2004, respectively. Boeing vacated the space for the lease encompassing 248,148 rentable square feet upon lease expiration. Boeing Commercial Airplane Group lease of 211,139 net rentable square feet at SeaTac Office Center expires in December 2007. The Boeing Capital Corporation and Boeing Realty Corporation leases at Kilroy Airport Center, Long Beach of 43,636 and 10,725 net rentable square feet expire in September 2005 and August 2005, respectively. See additional discussion on The Boeing Company in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(4)	Peregrine leased four buildings from the Company. In September 2002, Peregrine filed for bankruptcy. As part of the bankruptcy filing, Peregrine file a motion to reject two leases encompassing 182,127 rentable square feet. In February 2003, the bankruptcy court approved the rejection of these leases. The two leases that were not rejected of 129,680 and 112,067 net rentable square feet expire in April 2012 and July 2011, respectively. Of the annual base rental revenues of $7.0 million for the two leases that were not rejected, the Peregrine leases contribute approximately $4.9 million and executed subleases contribute approximately $2.1 million. Peregrine has recently indicated that it intends to file a motion to reject the remaining two leases.

(5)	Diversa Corporation leases of 76,246 and 60,662 net rentable square feet expire in November 2015 and March 2017, respectively.

(6)	Epson America, Inc. leases of 136,026, 26,832 and 3,717 net rentable square feet expire in October 2009, October 2009 and November 2003, respectively.

(7)	Brobeck leases of 72,332 and 89,168 net rentable square feet expire in February 2010 and August 2012, respectively. These leases contribute approximately $1.6 million and $2.6 million in annual base rental revenues, respectively. In February 2003, Brobeck dissolved and began winding up its operations. Brobeck did not timely pay rent for either building for February 2003, and remains in possession of both premises. The Company is currently pursuing legal action against Brobeck.

(8)	Targus, Inc. leases of 200,646 and 65,447 net rentable square feet expire in March 2009 and October 2005, respectively.

(9)	United Plastics Group, Inc. leases of 144,000 and 44,000 rentable square feet expire in December 2006 and January 2005, respectively.

(10)	Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire in April 2005 and February 2005, respectively.

At December 31, 2002, the Company’s tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rent: services, 37.2%; manufacturing, 31.8%; finance, insurance and real estate, 11.9%; transportation, communications and public utilities, 9.1%; wholesale trade, 4.1%; government, 2.8%; retail trade, 1.7%; construction, 1.2%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of the Company’s tenants whose annual base rental revenues were less than 1.0% of the Company’s total annual base revenue at December 31, 2002:

Ace Hobby Distributors	Festival Markets, Inc.	Premier, Inc.
Applied Micro Circuits Corp.	JC Penny Company	Salomon Smith Barney
Arrow Industries	Kraft Foods, Inc.	Scottrade, Inc.
Bimbo Bakeries USA, Inc.	Marina Mortgage Company, Inc.	Sealaska Timber Corp.
Blue Cross of California	Morgan Sheet Metal, Inc.	ThermoTrex Corporation
California Federal Bank	MRJ Industries	USI Administrators, Inc.
ComStream Corporation	Nanogen, Inc.	Wells Fargo Bank
Elan Diagnostics	nuVision Financial Federal Credit Union
EMD Biosciences	Patterson Dental Supply

Lease Expirations

The following table sets forth a summary of the Company’s lease expirations for the Office and Industrial Properties for each of the ten years beginning with 2003, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of the Company’s lease expirations in Item 1 under the caption “Business Risks.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)		Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (000’s)(3)	Average Annual Rent Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2003(4)	59	909,836		13.6%	$14,363	$15.79
2004	54	646,419		9.7	14,862	22.99
2005	61	678,732		10.1	12,866	18.96
2006	42	679,548		10.1	15,229	22.41
2007	44	852,164		12.7	15,101	17.72
2008	15	640,889		9.6	15,288	23.85
2009	11	735,917		11.0	15,937	21.66
2010	9	248,546		3.7	5,476	22.03
2011	8	397,415		5.9	7,593	19.11
2012 and beyond	12	907,925		13.6	27,262	30.03

	315	6,697,391		100.0%	$143,977	$21.50

Industrial Properties:
2003	13	424,663		8.9%	$2,534	$5.97
2004	15	486,786		10.2	3,343	6.87
2005	13	686,060		14.4	5,072	7.39
2006	8	573,802		12.1	4,320	7.53
2007	9	496,391		10.4	3,328	6.70
2008	7	841,327		17.7	5,203	6.18
2009	7	505,976		10.6	3,183	6.29
2010	1	33,130		0.7	283	8.54
2011	4	386,606		8.1	2,592	6.70
2012 and beyond	2	327,402		6.9	3,101	9.47

	79	4,762,143		100.0%	$32,959	$6.92

Total Portfolio	394	11,459,534	(5)	100.0%	$176,936	$15.44

(1)	Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Based on total leased square footage for the respective portfolios as of December 31, 2002 unless a lease for a replacement tenant had been executed on or before January 1, 2003.

(3)	Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 2003.

(4)	The 2003 office lease expirations include leases of approximately 234,150 rentable square feet at SeaTac Office Center with average annual rent per net rentable square feet of $12.00.

(5)	Excludes space leased under month-to-month leases and vacant space at December 31, 2002.

Secured Debt

At December 31, 2002, the Operating Partnership had 15 secured mortgage and construction loans outstanding, representing aggregate indebtedness of approximately $507 million, which were secured by certain of the Properties and development projects (the “Secured Obligations”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 to the Company’s consolidated financial statements included with this report. Management believes that, as of December 31, 2002, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

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

As previously reported, in August 2002, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the United States Bankruptcy Court District of Delaware against the Company seeking return of the proceeds from two letters of credit previously drawn down by the Company (the “EBC I Lawsuit”). The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. In January 2003, the bankruptcy court abstained from hearing the EBC I Lawsuit with respect to all state law issues other than whether the Company’s retention or application of the letters of credit proceeds violated section 502(b)(6) of the Bankruptcy Code. Therefore, to the extent EBC I intends on proceeding with its claims, it will be required to refile a separate lawsuit in the California Superior Court. As of the date of this report, the Company has received no notice of such refiling. However, if EBC I files and prevails in a separate lawsuit, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2002 and 2001 as reported on the NYSE. On December 31, 2002, there were approximately 219 registered holders of the Company’s common stock.

2002	High	Low	Close	Common Stock Dividends Declared
First quarter	$28.30	$25.01	$28.21	$0.4950
Second quarter	29.64	26.30	26.75	0.4950
Third quarter	26.65	22.05	23.71	0.4950
Fourth quarter	23.64	20.25	23.05	0.4950

2001	High	Low	Close	Common Stock Dividends Declared
First quarter	$28.44	$25.70	$26.81	$0.4800
Second quarter	29.10	24.20	29.10	0.4800
Third quarter	28.45	24.06	24.95	0.4800
Fourth quarter	26.32	23.41	26.27	0.4800

The Company pays distributions to common stockholders on or about the 17th day of each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on the Company’s Funds From Operations, as defined by NAREIT, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant.

During 2002, the Company issued 222,270 shares of common stock upon the redemption of 222,270 common limited partnership units of the Operating Partnership by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the partnership units share in distributions with the common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statements of Operations Data:(1)
Rental income, net	$177,104	$175,266	$156,286	$135,748	$113,756
Tenant reimbursements	21,799	21,125	18,546	15,724	14,520
Interest income	513	1,030	4,602	1,175	1,698
Other income	2,679	6,189	1,818	2,037	3,094

Total revenues	202,095	203,610	181,252	154,684	133,068

Property expenses	30,799	28,741	22,341	19,717	18,616
Real estate taxes	15,548	14,960	14,057	11,839	9,956
General and administrative expenses	12,557	11,692	10,556	8,686	7,519
Ground leases	1,354	1,507	1,643	1,397	1,223
Provision for pre-development costs					1,700
Interest expense	35,640	41,457	38,810	26,309	20,568
Depreciation and amortization	59,781	51,460	40,597	33,272	25,717

Total expenses	155,679	149,817	128,004	101,220	85,299

Income from continuing operations before net gains on dispositions of operating properties and minority interests	46,416	53,793	53,248	53,464	47,769
Net gains on dispositions of operating properties	896	4,714	11,256	46

Income from continuing operations before minority interests	47,312	58,507	64,504	53,510	47,769

Minority interests:
Distributions on Cumulative Redeemable Preferred units	(13,500)	(13,500)	(13,500)	(9,560)	(5,556)
Minority interest in earnings of Operating Partnership	(4,636)	(4,185)	(6,315)	(6,113)	(5,339)
Recognition of previously reserved Development LLC preferred return	3,908
Minority interest in earnings of Development LLCs	(1,024)	(3,701)	(421)	(199)

Total minority interests	(15,252)	(21,386)	(20,236)	(15,872)	(10,895)

Income from continuing operations	32,060	37,121	44,268	37,638	36,874

Discontinued operations:
Revenues from discontinued operations	5,386	6,035	5,871	5,033	4,025
Expenses from discontinued operations	(2,511)	(3,016)	(2,925)	(2,409)	(1,795)
Net gains on disposition of discontinued operations	6,570
Minority interest attributable to discontinued operations	(1,193)	(317)	(368)	(367)	(282)

Total discontinued operations	8,252	2,702	2,578	2,257	1,948

Net income before cumulative effect of change in accounting principle	40,312	39,823	46,846	39,895	38,822
Cumulative effect of change in accounting principle		(1,392)

Net income	$40,312	$38,431	$46,846	$39,895	$38,822

Share Data:
Weighted average shares outstanding—basic	27,450	27,167	26,599	27,701	26,989

Weighted average shares outstanding—diluted	27,722	27,373	26,755	27,727	27,060

Income from continuing operations per common share—basic	$1.17	$1.37	$1.66	$1.36	$1.37

Income from continuing operations per common share—diluted	$1.16	$1.36	$1.65	$1.36	$1.36

Net income per common share—basic	$1.47	$1.41	$1.76	$1.44	$1.44

Net income per common share—diluted	$1.45	$1.40	$1.75	$1.44	$1.43

Dividends declared per common share	$1.98	$1.92	$1.80	$1.68	$1.62

	Kilroy Realty Corporation Consolidated
	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Investment in real estate, before accumulated depreciation and amortization	$1,686,218	$1,600,994	$1,496,477	$1,410,238	$1,194,284
Total assets	1,506,602	1,457,229	1,455,368	1,320,501	1,109,217
Total debt	762,037	714,587	723,688	553,516	405,383
Total liabilities	845,934	799,055	787,209	613,519	452,818
Total minority interests	220,697	217,546	226,734	234,053	180,500
Total stockholders’ equity	439,971	440,628	441,425	472,929	475,899

Other Data:
Funds From Operations(2)	$97,940	$91,558	$83,471	$80,631	$71,174

Cash flows from:
Operating activities	95,554	106,082	74,009	84,635	73,429
Investing activities	(63,731)	(73,406)	(117,731)	(192,795)	(343,717)
Financing activities	(32,533)	(33,789)	35,206	127,833	267,802

Office Properties:
Rentable square footage	7,447,605	7,225,448	6,624,423	6,147,985	5,600,459
Occupancy	91.1%	93.9%	96.2%	96.4%	95.7%

Industrial Properties:
Rentable square footage	4,880,963	5,085,945	5,807,555	6,477,132	6,157,107
Occupancy	97.7%	98.5%	97.8%	96.9%	96.0%

(1)	Certain line items within the Statements of Operations Data do not equal the amounts reported on the Company’s annual reports filed in previous years on Form 10-K. The variance is a result of the reclassification of the net income and net gains on the disposition of operating properties sold subsequent to December 31, 2001 to discontinued operations in accordance with SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (see Notes 2 and 21 in the Company’s consolidated financial statements).

(2)	As defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (and as clarified by the November 2000 NAREIT National Policy Bulletin which became effective on January 1, 2000), “Funds From Operations” represents net income (loss) before minority interests of common unitholders (computed in accordance with GAAP), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

The Company considers Funds From Operations an appropriate alternative measure of performance for an equity REIT because it is predicated on cash flow analyses. While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITS may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITS may not be comparable to Funds From Operations published in this report. Therefore, the Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. Funds From Operations should not be considered as a substitute to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties’ liquidity, nor is it indicative of funds available to fund the properties’ cash needs, including the Company’s ability to pay dividends or make distributions. Further, Funds From Operations does not represent amounts available from management’s discretionary use because of needed capital reinvestment or expansion, debt service obligations, or other commitments and uncertainties.

Non-cash adjustments to arrive at Funds From Operations were as follows: in all periods, depreciation and amortization; in all periods except 2002, non-cash amortization of restricted stock grants; and in 2001, cumulative effect of change in accounting principle. For additional information, see “Non-GAAP Supplemental Financial Measure: Funds From Operations”, including a reconciliation of the Company’s GAAP net income to Funds from Operations for the years ended December 31, 2002, 2001 and 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in Item 1—Business and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

The Company, which owns, operates, develops, and acquires office and industrial real estate, primarily in Southern California, commenced operations upon the completion of its initial public offering in January 1997 and operates as a self-administered REIT. The Company owns its interests in all of its Properties through the Operating Partnership and the Finance Partnership and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.6% and 90.0% general partnership interest in the Operating Partnership as of December 31, 2002 and 2001, respectively. The Finance Partnership is a wholly-owned subsidiary of the Company.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting estimates, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. For a summary of all the Company’s significant accounting policies see Note 2 to the Company’s consolidated financial statements.

Evaluation of asset impairment.    The Company evaluates a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

The Company had not recorded any such impairment losses at December 31, 2002, 2001 and 2000. However the Company’s estimate of future cash flows are subject to revision as management’s assessment of market conditions changes. If the Company determines it is necessary to recognize a material impairment loss the Company’s financial position, and results of operations may be adversely affected.

Allowances for uncollectible current tenant receivables and unbilled deferred rents receivable.    Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances requires significant judgments and estimates.

Current tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates both a specific identification and aging analysis and includes an overall evaluation of the Company’s historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, the Company’s assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. The Company’s allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as the Company’s specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment.

Unbilled deferred rents receivable represents the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, management’s determination of the adequacy of the allowance for unbilled deferred rents receivables is based primarily on historical loss experience. Management evaluates the allowance for unbilled deferred rents receivable using a specific identification methodology for the Company’s significant tenants assessing the tenants’ financial condition and its ability to meet its lease obligations. In addition, the allowance includes a reserve based upon the Company’s historical experience and current and anticipated future economic conditions that is not associated with any specific tenant.

Management’s estimate for the required allowances is reevaluated quarterly as economic and market conditions and the creditworthiness of the Company’s tenants change. For example, during 2001 and 2002, the Company experienced an increased incidence of bad debts. In light of this increased activity and the state of the overall economy and its effect on the collection of outstanding receivable balances, the Company increased its bad debt reserve levels. For the years ended December 31, 2002, 2001 and 2000 the Company recorded a provision for bad debts and unbilled deferred rents of approximately 3.4%, 1.9% and 1.0% of recurring revenue. Of the provision of 3.4% recorded for the year ended December 31, 2002, approximately 1.8% related specifically to reserves recorded for receivables from Peregrine. See further discussion on Peregrine in “Item 7: Managements Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations”. The Company’s reserve levels could continue to increase if the economy continues to weaken and/or if the Company continues to experience an increased incidence of bad debts. If the Company continues to experience increased levels of bad debt expense or if the Company experiences write-offs in excess of its allowances, the Company’s financial position, revenues and results of operations would be adversely affected.

Depreciable lives of leasing costs.    The Company incurs certain capital costs in connection with leasing its properties. These leasing costs primarily include lease commissions and tenant improvements. Leasing costs are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the estimated remaining term of the associated lease, ranging from one to 15 years. Management reevaluates the remaining useful life of these costs as the creditworthiness of the Company’s tenants change. If management determines that the estimated remaining life of the respective lease has changed, the Company adjusts the amortization period and, therefore, the depreciation expense recorded each period may fluctuate. If the Company experiences increased levels of amortization or depreciation expense due to changes in the estimated useful lives of leasing costs, the Company’s financial position, and results of operations may be adversely affected.

Factors Which May Influence Future Results of Operations

Projected future occupancy rates, rental rate increases, increased levels of bad debt and operating result trends.    For the years ended December 31, 2002 and 2001, average occupancy in the Company’s stabilized portfolio was 93.9% and 95.7%, respectively. The Company’s occupancy rate was 93.7% at December 31, 2002. Given the challenging economic environment, the increased incidence of lease defaults, and the uncertainty surrounding existing leases with Peregrine and Brobeck, the Company believes this occupancy rate is not likely to be sustainable. See additional discussion of Peregrine and Brobeck in “Recent Information Regarding Significant Tenants” below. In addition, as of December 31, 2002, leases representing approximately 11.6% and 9.9% of the square footage of the Company’s stabilized portfolio are scheduled to expire in 2003 and 2004, respectively. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, downturns in tenants’ businesses may weaken tenants’ financial conditions and could result in additional defaults under lease obligations. If the Company is unable to lease a significant portion of any available space or space scheduled to expire, or if the Company experiences additional significant tenant defaults as a result of the current economic downturn, its results of operations, financial condition and cash flows would be adversely affected.

As of December 31, 2002, the Office and Industrial Properties represented 81.4% and 18.6%, respectively, of the Company’s annualized base rent. Leases representing approximately 1.6 million square feet of office space, or 16.5% of the Company’s annualized base rent, and 0.9 million square feet of industrial space, or 3.3% of the Company’s annualized base rent, are scheduled to expire during the next two years. Management believes that the average rental rates for its Properties are approximately at currently quoted market rates. The Company attained an average rental rate increase of 4.7% on a GAAP basis and an average rental rate decrease of 3.0% on a cash basis for the year ended December 31, 2002. Change in rents on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the expiring stated rent for the same space. Given the challenging economic environment, the Company’s declining occupancy rate, and the uncertainty surrounding existing leases with Peregrine and Brobeck, the Company believes rental rate increases on a GAAP and cash basis are not likely to be obtainable in the near future. See additional discussion of Peregrine and Brobeck in “Recent Information Regarding Significant Tenants” below.

During 2001 and 2002, the Company experienced an increased incidence of bad debts. In light of this increased activity and the state of the overall economy and its effect on the collection of outstanding receivable balances, the Company increased its bad debt reserve levels. These reserve levels could continue to increase if the economy continues to weaken and/or if the Company continues to experience an increased incidence of bad debts. If the Company experiences continued or increased levels of bad debt expense, the Company’s financial position, revenues and results of operations would be adversely affected.

The Company’s operating results are and will continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, as a result of the events of September 11, 2002, the Company’s annual insurance costs increased across its portfolio approximately 14%.

As of the date of this report, the Company has not experienced any material negative effects arising from either of these issues because approximately 71% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 29% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

Recent information regarding significant tenants.    As of December 31, 2002, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 1.0 million rentable square feet of office space under eight separate leases, representing approximately 9.5% of the Company’s total annual base rental revenues. One lease encompassing approximately 248,150 rentable square feet at 909 N. Sepulveda in El Segundo, California expired February 28, 2003. The Boeing Company vacated the space under this lease upon lease expiration. The remaining Boeing Company leases are scheduled to expire at various dates between July 2004 and March 2009.

As previously reported, the Company’s second largest tenant, Peregrine, filed for bankruptcy in September 2002. Peregrine leased four office buildings totaling approximately 423,900 rentable square feet under four separate leases; however, as part of the bankruptcy filing, Peregrine filed a motion to reject two of the leases encompassing 182,127 rentable square feet. In February 2003, the bankruptcy court approved the rejection of these leases.

Additional details of the leases are as follows:

Leases Rejected:	Rentable Square Feet	Annual Base Rental Revenues (in thousands)
Building 1	52,375	$1,682
Building 3 (1)	129,752	4,308

	182,127	5,990

Leases Not Rejected (2):
Building 2	129,680	3,779
Building 5 (3)	112,067	3,265

	241,747	7,044

Total	423,874	$13,034

(1)	In February 2003, this building was 100% released to a new tenant. The lease is expected to commence in August 2003.

(2)	Peregrine has recently indicated that it intends to file a motion to reject these two leases.

(3)	Includes 64,496 rentable square feet of executed subleases with annual base rental revenue of approximately $2.1 million.

The Company’s sixth largest tenant, Brobeck, leases two buildings totaling 161,500 rentable square feet with annual base rental revenues of $4.2 million. The two leases with Brobeck represent approximately 2.4% of the Company’s annual base rental revenues. In February 2003, Brobeck dissolved and began winding up its operations. Brobeck did not timely pay rent for either building for February 2003 and remains in possession of both buildings. The Company is currently pursuing legal action against Brobeck.

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

Current submarket information.    The demand for space in the Los Angeles County region continues to be challenging and not be as strong as the Company experienced from 1998 through 2000. Consequently,

management cannot predict when the Company will see significant positive leasing momentum given the level of direct vacancy and concentration of sublease space currently available in this market. At December 31, 2002, the Company’s Los Angeles stabilized office portfolio was 88.3% occupied with approximately 373,200 rentable square feet available for lease. As of December 31, 2002, leases representing an aggregate of approximately 515,100 and 447,600 rentable square feet were scheduled to expire during the 2003 and in 2004, respectively, in this submarket. In addition, at December 31, 2002, the Company had two development projects in lease-up in the Los Angeles region encompassing an aggregate of approximately 284,700 rentable square feet.

At December 31, 2002, the Company’s San Diego office portfolio was 93.1% occupied with approximately 211,400 rentable square feet available for lease. Occupied square footage at December 31, 2002 included 241,747 rentable square feet leased to Peregrine, and 161,500 rentable square feet leased to Brobeck. Given the uncertainty surrounding the existing leases with with Peregrine and Brobeck, some or all of this square footage could be added to the rentable square feet available for lease during 2003. In addition, as of December 31, 2002, leases representing an aggregate of approximately 107,100 and 50,900 rentable square feet were scheduled to expire during 2003 and in 2004, respectively, in the Company’s San Diego stabilized office portfolio. At December 31, 2002, the Company had one development project in lease-up in the San Diego region encompassing approximately 114,800 rentable square feet which was 100% leased at December 31, 2002. This building is currently expected to reach stabilized occupancy in the third quarter of 2003.

At December 31, 2002, the Company’s Orange County properties were 98.8% occupied with approximately 54,000 rentable square feet available for lease. As of December 31, 2002, leases representing an aggregate of approximately 461,100 and 528,400 rentable square feet were scheduled to expire during 2003 and in 2004, respectively, in this submarket. In addition, at December 31, 2002 the Company had one renovation property in lease-up in the Orange County region encompassing approximately 78,000 rentable square feet.

Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate across all of the submarkets in which the Properties are located, although individual Properties within any particular submarket presently may be leased at above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the Company is unable to lease a significant portion of the presently available space or space scheduled to expire in 2003 and 2004 at any of its Properties, if existing tenants do not renew their leases, or if rental rates decrease, the Company’s results of operations, financial condition and cash flows would be adversely affected.

Current sublease space.    As of December 31, 2002, approximately 1,090,600 rentable square feet, or 8.8% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 4.7% was vacant space and the remaining 4.1% was occupied. Of the total 8.8% of rentable square feet available for sublease, approximately 6.5% is located in Orange County, of which 4.4% represents space available in two Orange County industrial buildings, and approximately 1.8% is in San Diego County. If the square footage available for sublease increased in specific regions, the rental rates for space available for direct lease by the Company would be impacted which could impact the Company’s results of operations, financial condition and cash flows.

Projected development trends.    During the two years ended December 31, 2002 and 2001, the Company added ten office buildings encompassing an aggregate of approximately 748,600 rentable square feet to the Company’s stabilized portfolio of operating properties for a total estimated investment of approximately $173.5 million. As of December 31, 2002, the Company had three office properties in lease-up encompassing an aggregate of approximately 399,500 rentable square feet. The Company’s in-process development pipeline at December 31, 2002 included one office project, encompassing approximately 209,000 rentable square feet, which is expected to stabilize in 2004. In addition, as of December 31, 2002, the Company owned approximately 58.2 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years.

The Company has a proactive development planning process, which continually evaluates the size, timing, and scope of the Company’s development program, and as necessary, scales development to reflect the economic conditions and the real estate fundamentals that exist in the Company’s development submarkets. Given the current economic environment, the Company will most likely not be able to attain historical levels of growth from development in the near future, and may not be able to complete and lease development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years.

Results of Operations

During the year ended December 31, 2002, the Company added six office buildings from its development program, encompassing an aggregate of approximately 436,200 rentable square feet, to the Company’s stabilized portfolio of operating properties. During the year ended December 31, 2001, the Company completed the development of four office buildings encompassing an aggregate of approximately 312,400 rentable square feet which were included in the Company’s stabilized portfolio of operating properties at December 31, 2002. The Company’s stabilized portfolio consists of all of the Company’s Office and Industrial Properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction, renovation or in pre-development. At December 31, 2002, the Company had three office buildings encompassing an aggregate of approximately 399,500 rentable square feet which were completed during the year ended December 31, 2002 and were in the lease-up phase, and one office renovation property encompassing approximately 78,000 rentable square feet. The Company also had one office building under construction which when completed is expected to encompass approximately 209,000 rentable square feet. In addition, as of December 31, 2002, the Company owned approximately 58 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years.

During the year ended December 31, 2002, the Company acquired one industrial building, encompassing approximately 107,000 square feet for a purchase price of approximately $8.1 million. During the year ended December 31, 2001, the Company acquired a 75% tenancy-in-common interest in a three-building office complex encompassing an aggregate of approximately 366,000 rentable square feet. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000.

During the year ended December 31, 2002, the Company disposed of five office and twelve industrial building encompassing an aggregate of approximately 204,500 and 308,800 rentable square feet, respectively, for an aggregate sales price of $48.2 million and a net gain of approximately $6.6 million. During the year ended December 31, 2001, the Company disposed of two office and seventeen industrial buildings encompassing approximately 80,100 and 721,900 aggregate rentable square feet, respectively, for an aggregate sales price of $70.4 million and a net gain of approximately $4.7 million.

The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the years ended December 31, 2002, 2001 and 2000 includes operating results for properties disposed of prior to December 31, 2001, but does not include operating results for properties disposed of subsequent to December 31, 2001.

Rentable square footage in the Company’s portfolio of stabilized operating properties remained consistent at 12.3 million rentable square feet at December 31, 2002 and December 31, 2001. As of December 31, 2002, the Company’s portfolio of stabilized operating properties was comprised of 87 Office Properties encompassing 7.4 million rentable square feet and 50 Industrial Properties encompassing 4.9 million rentable square feet. The stabilized portfolio occupancy rate at December 31, 2002 was 93.7%, with the Office and Industrial Properties 91.1% and 97.7% occupied, respectively, as of such date.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Year Ended December 31,		Dollar Change	Percentage Change
	2002	2001
	(dollars in thousands)
Revenues:
Rental income, net	$177,104	$175,266	$1,838	1.0%
Tenant reimbursements	21,799	21,125	674	3.2
Interest income	513	1,030	(517)	(50.2)
Other income	2,679	6,189	(3,510)	(56.7)

Total revenues	202,095	203,610	(1,515)	(0.7)

Expenses:
Property expenses	30,799	28,741	2,058	7.2
Real estate taxes	15,548	14,960	588	3.9
General and administrative expenses	12,557	11,692	865	7.4
Ground leases	1,354	1,507	(153)	(10.2)
Interest expense	35,640	41,457	(5,817)	(14.0)
Depreciation and amortization	59,781	51,460	8,321	16.2

Total expenses	155,679	149,817	5,862	3.9

Income from continuing operations	$46,416	$53,793	$(7,377)	(13.7)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income from continuing operations, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the years ended December 31, 2002 and 2001.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$143,214	$138,281	$4,933	3.6%	$119,341	$121,509	$(2,168)	(1.8)%
Tenant reimbursements	17,995	17,095	900	5.3	16,346	15,831	515	3.3
Other income	2,590	5,850	(3,260)	(55.7)	2,319	424	1,895	446.9

Total	163,799	161,226	2,573	1.6	138,006	137,764	242	0.2

Property and related expenses:
Property expenses	27,813	26,162	1,651	6.3	24,264	23,712	552	2.3
Real estate taxes	12,527	11,461	1,066	9.3	10,359	9,517	842	8.8
Ground leases	1,354	1,507	(153)	(10.2)	1,169	1,297	(128)	(9.9)

Total	41,694	39,130	2,564	6.6	35,792	34,526	1,266	3.7

Net operating income, as defined	$122,105	$122,096	$9	0.0%	$102,214	$103,238	$(1,024)	(1.0)%

(1)	Stabilized office properties owned at January 1, 2001 and still owned at December 31, 2002.

Total revenues from Office Properties increased $2.6 million, or 1.6% to $163.8 million for the year ended December 31, 2002 compared to $161.2 million for the year ended December 31, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $4.9 million, or 3.6% to $143.2 million for the year ended December 31, 2002 compared to $138.3 million for the year ended December 31, 2001. For the year ended December 31, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 3.5% of recurring revenue. The provision recorded during 2002 included specific reserves for bad debts and unbilled deferred rents for Peregrine, which represented approximately 1.8% of recurring revenue. For the year ended December 31, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.9% of recurring revenue, excluding amounts recorded specifically for the eToys default. The gross increase in the provision for the year ended December 31, 2002 compared to the comparable period in 2001 was $2.9 million. During 2002 and 2001, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to additional defaults under existing leases. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. Rental income generated by the Core Office Portfolio decreased $2.2 million, or 1.8% to $119.3 million for the year ended December 31, 2002 compared to $121.5 million for the year ended December 31, 2001. This decrease was primarily attributable to a decline in occupancy in this portfolio and the increase in the provision for bad debts. Average occupancy in the Core Office Portfolio decreased 2.2% to 93.2% for the year ended December 31, 2002 compared to 95.4% for the year ended December 31, 2001. An increase of $8.0 million in rental income was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”), offset by a decrease of $0.9 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”).

Tenant reimbursements from Office Properties increased $0.9 million, or 5.3% to $18.0 million for the year ended December 31, 2002 compared to $17.1 million for the year ended December 31, 2001. An increase of $0.5 million, or 3.3% in tenant reimbursements was generated by the Core Office Portfolio. This was primarily due to the reimbursement of property expenses at one property at which the previous tenant paid the expenses directly. An increase of $0.5 million generated by the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Other income from Office Properties decreased $3.3 million or 55.7% to $2.6 million for the year ended December 31, 2002 compared to $5.9 million for the year ended December 31, 2001. During the year ended December 31, 2001 the Company recognized a $5.4 million lease termination fee from eToys. During the year ended December 31, 2002 the Company recognized lease termination fees of $1.2 million and $0.7 million resulting from the early termination of leases at two buildings in San Diego. The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses for Office Properties increased $2.6 million, or 6.6% to $41.7 million for the year ended December 31, 2002 compared to $39.1 million for the year ended December 31, 2001. Property expenses from Office Properties increased $1.7 million, or 6.3% to $27.8 million for the year ended December 31, 2002 compared to $26.1 million for the year ended December 31, 2001. An increase of $0.6 million in property expenses was attributable to the Core Office Portfolio. This increase was primarily attributable to the Company paying property expenses directly for one property at which the previous tenant paid the expenses directly. An increase of $1.3 million generated by the Office Development Properties was offset by a decrease of $0.2 million attributable to the Net Office Dispositions. Real estate taxes increased $1.0 million, or 9.3% to $12.5 million for the year ended December 31, 2002 as compared to $11.5 million for the year ended December 31, 2001. Real estate taxes for the Core Office Portfolio increased $0.8 million, or 8.8% for the year ended December 31, 2002 compared to the comparable period in 2001. This increase was primarily due to refunds received for prior year real estate taxes successfully appealed by the Company during the year ended December 31, 2001. An increase of $0.3 million attributable to the Office Development Properties was partially offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Ground lease expense decreased $0.2 million, or 10.2% for the year ended December 31, 2002 compared to the same period in 2001. Ground lease expense for the Core Office Portfolio decreased $0.1 million, or 9.9% for the year ended December 31, 2002 compared to the comparable period in 2001. During the second quarter of 2002 the Company renegotiated the ground leases at Kilroy Airport Center Long Beach resulting in a reduction of annual ground lease expense and simultaneously exercised the options to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net operating income, as defined, from Office Properties was unchanged for the years ended December 31, 2002 and December 31, 2001. Net Operating Income from the Core Office Portfolio decreased $1.0 million, or 1.0% for the year ended December 31, 2002 compared to the comparable period in 2001. An increase of $1.7 million was generated by the Office Development Properties, offset by a decrease of $0.7 million was attributable to the Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$33,890	$36,985	$(3,095)	(8.4)%	$33,597	$33,381	$216	0.6%
Tenant reimbursements	3,804	4,030	(226)	(5.6)	3,774	3,479	295	8.5
Other income	89	339	(250)	(73.6)	89	7	82	1171.4

Total	37,783	41,354	(3,571)	(8.6)	37,460	36,867	593	1.6

Property and related expenses:
Property expenses	2,986	2,579	407	15.8	2,985	2,116	869	41.1
Real estate taxes	3,021	3,499	(478)	(13.7)	2,985	3,118	(133)	(4.3)

Total	6,007	6,078	(71)	(1.2)	5,970	5,234	736	14.1

Net operating income, as defined	$31,776	$35,276	$(3,500)	(9.9)%	$31,490	$31,633	$(143)	(0.5)%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at December 31, 2002.

Total revenues from Industrial Properties decreased $3.6 million, or 8.6% to $37.8 million for the year ended December 31, 2002 compared to $41.4 million for the year ended December 31, 2001. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $3.1 million, or 8.4% to $33.9 million for the year ended December 31, 2002 compared to $37.0 million for the year ended December 31, 2001. For the year ended December 31, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.8% of recurring revenue. For the year ended December 31, 2001 the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.0% of recurring revenues. The gross increase in the provision for the year ended December 31, 2002 as compared to the same period in 2001 was $0.3 million. During 2002 and 2001, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence in defaults under existing leases. The Company evaluates its reserve levels on a quarterly basis. Rental income generated by the Core Industrial Portfolio increased $0.2 million, or 0.6% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase was primarily attributable to holdover rent received at one property in the Orange County Portfolio. Average occupancy in the Core Industrial Portfolio decreased 0.6% to 97.2% for the year ended December 31, 2002 compared to 97.8% for the year ended December 31, 2001. The $0.2 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $3.6 million in rental income attributable to the seventeen industrial buildings sold during 2001 (the “Industrial Dispositions”). An increase of $0.3 million was attributable to the one industrial building acquired during the year ended December 31, 2002 (the “Industrial Acquisition”).

Tenant reimbursements from Industrial Properties decreased $0.2 million, or 5.6% to $3.8 million for the year ended December 31, 2002 compared to $4.0 million for year ended December 31, 2001. An increase of $0.3 million, or 8.5% generated by the Core Industrial Portfolio, was offset by a decrease of $0.5 million attributable to the Industrial Dispositions. Other income from Industrial Properties decreased $0.2 million, or 73.6% to $90,000 for the year ended December 31, 2002 compared to $0.3 million for the year ended December 31, 2001. During the year ended December 31, 2001, the Company received $0.3 million in forfeited escrow deposits on four properties for which the pending sale did not occur. These properties were subsequently sold during the fourth quarter of 2001.

Total expenses from Industrial Properties decreased $0.1 million, or 1.2% to $6.0 million for the year ended December 31, 2002 compared to $6.1 million for the year ended December 31, 2001. Property expenses from

Industrial Properties increased $0.4 million, or 15.8% to $3.0 million for the year ended December 31, 2002 compared to $2.6 million for the year ended December 31, 2001. An increase of $0.9 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.5 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio is primarily due to the Company paying property expenses directly at one property at which the previous tenant paid the expenses directly. The tenant defaulted and the lease was terminated in July 2002. Real estate taxes decreased $0.5 million, or 13.7% to $3.0 million for the year ended December 31, 2002 compared to $3.5 million the year ended December 31, 2001. Real estate taxes for the Core Industrial Portfolio decreased $0.1 million for the year ended December 31, 2002 compared to the same period in 2001, and the remaining decrease of $0.4 million was attributable to the Industrial Dispositions.

Net operating income, as defined, from Industrial Properties decreased $3.5 million, or 9.9% to $31.8 million for the year ended December 31, 2002 compared to $35.3 million for the year ended December 31, 2001. Net operating income for the Core Industrial Portfolio decreased $0.1 million, or 0.5% for the year ended December 31, 2002 compared to the same period in 2001. An increase of $0.3 million attributable to the Industrial Acquisition was offset by a decrease of $3.7 million attributable to the Industrial Dispositions.

Non-Property Related Income and Expenses

Interest income decreased $0.5 million, or 50.2% to $0.5 million for the year ended December 31, 2002 compared to $1.0 million for the year ended December 31, 2001. A decrease of approximately $184,000 was attributable to interest earned on restricted cash balances held at Qualified Intermediaries, as defined by Section 1031 of the Internal Revenue Code, in January 2001, which were used in a tax deferred property exchange. The Company did not have any cash balances at Qualified Intermediaries in 2002. The remaining decrease was primarily attributable to a general decrease in interest rates.

General and administrative expenses increased $0.9 million, or 7.4% to $12.6 million for the year ended December 31, 2002 compared to $11.7 million for the year ended December 31, 2001. For the year ended December 31, 2002, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine. Peregrine surrendered the building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of stabilized operating properties. The remaining increase was primarily due to the non-cash amortization of the restricted stock grants that were issued in February 2002.

Net interest expense decreased $5.8 million, or 14.0% to $35.6 million for the year ended December 31, 2002 compared to $41.4 million for the year ended December 31, 2001. Gross interest expense, before the effect of capitalized interest, decreased $5.4 million or 9.8% to $49.6 million for the year ended December 31, 2002 from $55.0 million for the year ended December 31, 2001 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.3% at December 31, 2002 compared to 6.8% at December 31, 2001. Total capitalized interest and loan fees increased $0.4 million or 3.0% to $14.0 million for the year ended December 31, 2002 from $13.6 million for the year ended December 31, 2001 primarily due to higher average balances eligible for capitalization during the year ended December 31, 2002 as compared to the same period in 2001.

Depreciation and amortization increased $8.3 million, or 16.2% to $59.8 million for the year ended December 31, 2002 compared to $51.5 million for the year ended December 31, 2001. The increase was due primarily to a charge of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine Systems, Inc., and an increase attributable to the development properties completed and stabilized since December 31, 2001.

Income from Continuing Operations

Income from continuing operations decreased $7.4 million or 13.7% to $46.4 for the year ended December 31, 2002 compared to $53.8 million for the year ended December 31, 2001. The decrease was due to the decrease in net operating income from the Industrial Properties of $3.5 million, a decrease in other income of $3.5 million, an increase in depreciation and amortization expense of $8.3 million offset primarily by an decrease in interest expense of $5.8 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	Year Ended December 31,		Dollar Change	Percentage Change
	2001	2000
	(dollars in thousands)
Revenues:
Rental income, net	$175,266	$156,286	$18,980	12.1%
Tenant reimbursements	21,125	18,546	2,579	13.9
Interest income	1,030	4,602	(3,572)	(77.6)
Other income	6,189	1,818	4,371	240.4

Total revenues	203,610	181,252	22,358	12.3

Expenses:
Property expenses	28,741	22,341	6,400	28.6
Real estate taxes	14,960	14,057	903	6.4
General and administrative expenses	11,692	10,535	1,157	11.0
Ground leases	1,507	1,643	(136)	(8.3)
Interest expense	41,457	38,810	2,647	6.8
Depreciation and amortization	51,460	40,618	10,842	26.7

Total expenses	149,817	128,004	21,813	17.0

Income from continuing operations	$53,793	$53,248	$545	1.0%

Rental Operations

Management evaluates the operations of its portfolio based on operating property segment type. The following tables compare the net operating income from continuing operations, defined as operating revenues less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office and Industrial Properties for the years ended December 31, 2001 and 2000.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
Operating revenues:
Rental income	$138,281	$114,816	$23,465	20.4%	$100,572	$99,718	$854	0.9%
Tenant reimbursements	17,095	13,753	3,342	24.3	13,152	12,616	536	4.2
Other income	5,850	795	5,055	635.8	536	577	(41)	(7.1)

Total	161,226	129,364	31,862	24.6	114,260	112,911	1,349	1.2

Property and related expenses:
Property expenses	26,162	19,083	7,079	37.1	18,715	16,844	1,871	11.1
Real estate taxes	11,461	10,305	1,156	11.2	7,803	8,942	(1,139)	(12.7)
Ground leases	1,507	1,643	(136)	(8.3)	1,297	1,506	(209)	(13.9)

Total	39,130	31,031	8,099	26.1	27,815	27,292	523	1.9

Net operating income, as defined	$122,096	$98,333	$23,763	24.2%	$86,445	$85,619	$826	1.0%

(1)	Stabilized office properties owned at January 1, 2000 and still owned at December 31, 2001.

Total revenues from Office Properties increased $31.9 million, or 24.6% to $161.2 million for the year ended December 31, 2001 compared to $129.3 million for the year ended December 31, 2000. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $23.5 million, or 20.4% to $138.3 million for the year ended December 31, 2001 compared to $114.8 million for the year ended December 31, 2000. For the year ended December 31, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.9% of recurring revenue. For the year ended December 31, 2000, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.0% of recurring revenue. The gross increase in the provision from 2000 to 2001 was $1.6 million. The Company evaluates its reserve levels on a quarterly basis. During 2001, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken or if the Company experiences an increased incidence in defaults under existing leases. Of the $23.5 million net increase in rental income, $0.9 million was generated by the Core Office Portfolio and represented a 0.9% increase in rental income for the Core Office Portfolio. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average occupancy for the Core Office Properties decreased 1.2%, to 94.6% at December 31, 2001 from 95.8% at December 31, 2000. Of the remaining increase, $21.8 million was generated by the office buildings developed by the Company in 2000 and 2001 (the “Office Development Properties”) and $0.8 million was attributable to the office property acquired in 2001, net of the effect of the office properties disposed of during 2001 and 2000 (the “Net Office Acquisition”).

Tenant reimbursements from Office Properties increased $3.3 million, or 24.3% to $17.1 million for the year ended December 31, 2001 compared to $13.8 million for the year ended December 31, 2000. An increase of

$2.8 million in tenant reimbursements was generated by the Office Development Properties and Net Office Acquisition. The remaining increase of $0.5 million in tenant reimbursements was generated by the Core Office Portfolio which was primarily due to the reimbursement of higher expenses including utility costs. Other income from Office Properties increased $5.1 million, or 635.8% to $5.9 million for the year ended December 31, 2001 compared to $0.8 million for the comparable period in 2000. This increase is attributable to the recognition of a $5.4 million lease termination fee resulting from the early termination of a lease with eToys (see Note 19 to the Company’s consolidated financial statements). The remaining amounts in other income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses from Office Properties increased $8.1 million, or 26.1% to $39.1 million for the year ended December 31, 2001 compared to $31.0 million for the year ended December 31, 2000. Property expenses increased $7.1 million, or 37.1% to $26.2 million for the year ended December 31, 2001 compared to $19.1 million for the year ended December 31, 2000. An increase of $5.2 million in property expenses was attributable to the Office Development Properties and Net Office Acquisition. The remaining increase of $1.9 million in property expenses was attributable to the Core Office Portfolio and was due primarily to increased utility costs due to an increase in rates. During 2001, the State of California Public Utilities Commission (the “CPUC”) enacted rate increases aggregating approximately 40%, which affected the majority of the properties in the Company’s portfolio. These rate increases were effective in June 2002. In August 2001, to minimize the immediate impact to the Company and exposure to potential future increases, the Company signed a direct access contract with a provider to provide electricity for the six highest usage meters. This contract was effective October 1, 2001, and provided savings of approximately 15% of the increased utility cost for those six meters. This contract expires December 31, 2003. The CPUC is currently challenging the validity of direct access contracts, and the CPUC’s final decision could impact the Company’s exposure to increased utility costs. Real estate taxes increased $1.2 million, or 11.2% to $11.5 million for the year ended December 31, 2001 compared to $10.3 million for the year ended December 31, 2000. An increase of $2.3 million attributable to the Office Development Properties and Net Office Acquisition was offset by a decrease of $1.1 million attributable to the Core Office Portfolio. The decrease at the Core Office Portfolio was due to refunds received for prior year real estate taxes successfully appealed by the Company in 2001. Ground lease expense decreased $0.1 million or 8.3% for the year ended December 31, 2001 compared to the comparable period in 2000.

Net operating income, as defined, from Office Properties increased $23.8 million, or 24.2% to $122.1 million for the year ended December 31, 2001 compared to $98.3 million for the year ended December 31, 2000. Of this increase, $23.0 million was generated by the Office Development Properties and Net Office Acquisition. The remaining increase of $0.8 million was generated by the Core Office Portfolio and represented a 1.0% increase in net operating income for the Core Office Portfolio. The increase in net operating income from the Core Office Portfolio was impacted by higher than expected property expenses, primarily utility costs. It is unclear whether these increases in property expenses will continue in future years.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2001	2000	Dollar Change	Percentage Change	2001	2000	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$36,985	$41,470	$(4,485)	(10.8)%	$36,302	$33,914	$2,388	7.0%
Tenant reimbursements	4,030	4,793	(763)	(15.9)	4,290	3,690	600	16.3
Other Income	339	1,023	(684)	(66.9)	25	1,019	(994)	(97.5)

Total	41,354	47,286	(5,932)	(12.5)	40,617	38,623	1,994	5.2

Property and related expenses:
Property expenses	2,579	3,258	(679)	(20.8)	2,490	2,146	344	16.0
Real estate taxes	3,499	3,752	(253)	(6.7)	3,428	3,015	413	13.7

Total	6,078	7,010	(932)	(13.3)	5,918	5,161	757	14.7

Net operating income, as defined	$35,276	$40,276	$(5,000)	(12.4)%	$34,699	$33,462	$1,237	3.7%

(1)	Stabilized industrial properties owned at January 1, 2000 and still owned at December 31, 2001.

Total revenues from Industrial Properties decreased $5.9 million, or 12.5% to $41.4 million for the year ended December 31, 2001 compared to $47.3 million for the year ended December 31, 2000. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $4.5 million, or 10.8% to $37.0 million for the year ended December 31, 2001 compared to $41.5 million for the year ended December 31, 2000. For the year ended December 31, 2001, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.9% of recurring revenue. For the year ended December 31, 2000, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 1.0% of recurring revenue. The gross increase in the provision from 2000 to 2001 was $0.3 million. The Company evaluates its reserve levels on a quarterly basis. During 2002, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken or if the Company experiences an increased incidence in defaults under existing leases. An increase of $2.4 million in net rental income was generated by the Core Industrial Portfolio which represented a 7.0% increase in rental income for the Core Industrial Portfolio. This increase was primarily attributable to an increase in rental rates on renewed and released space in this portfolio. Average Occupancy for the Core Industrial Portfolio remained consistent at 97.7% at December 31, 2001 and December 31, 2000. The increase in rental revenue generated by the Core Industrial Portfolio was offset by a decrease of $6.9 million generated by the industrial buildings disposed of during 2001 and 2000.

Tenant reimbursements from Industrial Properties decreased $0.8 million, or 15.9% to $4.0 million for the year ended December 31, 2001 compared to $4.8 million for the year ended December 31, 2000. A decrease of $1.4 million was attributable to the Industrial Dispositions, which was offset by an increase of $0.6 million attributable to the Core Industrial Portfolio. Other income from Industrial Properties decreased $0.7 million, or 66.9% to $0.3 million for the year ended December 31, 2001 compared to $1.0 million for the comparable period in 2000. Other income for the year ended December 31, 2000 included a $0.9 million lease termination fee from a building in El Segundo, California. Other income for the years ended December 31, 2001 and 2000 consisted primarily of lease termination fees.

Total expenses from Industrial Properties decreased $0.9 million, or 13.3% to $6.1 million for the year ended December 31, 2001 compared to $7.0 million for the year ended December 31, 2000. Property expenses decreased $0.7 million, or 20.8% to $2.6 million for the year ended December 31, 2001 compared to $3.3 million for the year ended December 31, 2000. An increase of $0.3 million attributable to the Core Industrial Portfolio was offset by a decrease of $1.0 million in property expenses attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio was primarily due to higher utility costs and higher repairs and maintenance expense, which was partially offset by an increase in tenant reimbursements. Real estate taxes decreased $0.3 million, or 6.7% to $3.5 million for the year ended December 31, 2001 compared to $3.8 million for the year ended December 31, 2000. A decrease of $0.7 million attributable to the Industrial Dispositions was offset by a $0.4 million increase attributable to the Core Industrial Portfolio. This increase was primarily due to the effect of prior year real estate taxes which were successfully appealed and refunded to the Company in 2000.

Net operating income, as defined, from Industrial Properties decreased $5.0 million, or 12.4% to $35.3 million for the year ended December 31, 2001 compared to $40.3 million for the year ended December 31, 2000. An increase of $1.2 million generated by the Core Industrial Portfolio, which represented a 3.7% increase in net operating income for the Core Industrial Portfolio, was offset by a $6.2 million decrease generated by the Industrial Dispositions. The increase in net operating income from the Core Industrial Portfolio was impacted by higher than expected property and related expenses, primarily utility costs. It is unclear whether these increases in property expenses will continue in future years.

Non-Property Related Income and Expenses

Interest income decreased $3.6 million, or 77.6% to $1.0 million for the year ended December 31, 2001 compared to $4.6 million for the year ended December 31, 2000. A decrease of $2.7 million was attributable to a decrease of interest income earned on a note receivable from a related party. This note was acquired in May 2000 and repaid in January 2001. In addition, a decrease of $0.4 million was attributable to a decrease in interest earning restricted cash balances held at Qualified Intermediaries for use in the tax deferred property exchanges. The remaining decrease was primarily due to a general decrease in interest rates.

General and administrative expenses increased $1.2 million, or 11.0% to $11.7 million for the year ended December 31, 2001 compared to $10.5 million for the year ended December 31, 2000. This increase was due primarily to increased compensation expense attributable to the non-cash amortization of restricted stock granted in June 2000.

Net interest expense increased $2.6 million, or 6.8% to $41.4 million for the year ended December 31, 2001 compared to $38.8 million for the year ended December 31, 2000. Gross interest expense, before the effect of capitalized interest, decreased $1.8 million or 3.1% to $55.0 million for the year ended December 31, 2001 from $56.8 million for the year ended December 31, 2000 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 6.8% at December 31, 2001 compared to 8.2% at December 31, 2000. Total capitalized interest and loan fees decreased $4.4 million or 24.5% to $13.6 million for the year ended December 31, 2001 from $18.0 million for the year ended December 31, 2000 primarily due to a decrease in the Company’s weighted average interest rate and lower construction in progress balances in 2001 compared to 2000.

Depreciation and amortization expense increased $10.9 million, or 26.7% to $51.5 million for the year ended December 31, 2001 compared to $40.6 million for the same period in 2000. The increase was primarily due to depreciation on the Office and Industrial Development Properties developed by the Company in 2000 and 2001 net of the effect of the properties disposed by the Company in 2000 and 2001.

Income From Continuing Operations

Income from continuing operations increased $0.5 million, or 1.0% to $53.8 million for the year ended December 31, 2001 from $53.3 million for the year ended December 31, 2000. The increase was due to the increase in net operating income from the Office and Industrial Properties of $18.8 million, offset primarily by an increase in interest expense of $2.6 million and an increase in depreciation and amortization of $10.9 million.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office and Industrial Properties at December 31, 2002:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet
		Total	Leased	Available	Occupancy
Office Properties:
Los Angeles	30	3,188,659	2,815,488	373,171	88.3%
Orange County	10	468,385	414,329	54,056	88.5
San Diego	41	3,081,207	2,869,760	211,447	93.1
Other	6	709,354	683,260	26,094	96.3

	87	7,447,605	6,782,837	664,768	91.1%

Industrial Properties:
Los Angeles	4	388,805	274,985	113,820	70.7%
Orange County	44	4,196,741	4,196,741	—	100.0
Other	2	295,417	295,417	—	100.0

	50	4,880,963	4,767,143	113,820	97.7%

Total Portfolio	137	12,328,568	11,549,980	778,588	93.7%

Leasing Activity by Segment Type

For the year ended December 31, 2002

	Number of Leases(1)		Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(5)	Renewal
Office Properties	38	44	436,976	255,281	4.4%	(2.4%)	48.0%	68
Industrial Properties	25	14	451,457	180,555	4.3%	(5.8%)	51.8%	79

Total Portfolio	63	58	888,433	435,836	4.7%	(3.0%)	49.3%	73

(1)	Includes first and second generation space, net of month-to-month leases. Excludes leasing on new construction. First generation space is defined as the space first leased by the Company.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

(5)	The lease-up of 888,433 square feet to new tenants includes re-leasing of 685,367 square feet and first generation leasing of 203,066 square feet.

Development Program

At December 31, 2002, the Company had the following four office development projects in lease-up or under construction.

	Estimated Stabilization Date(1)	Projected		Total Costs as of December 31, 2002	Percentage Leased as of December 31, 2002
Project Name / Submarket		Square Feet Upon Completion	Total Estimated Investment(2)
	(in thousands)
Projects in Lease-Up:
12100 W. Olympic Blvd (WMC III) /West LA, CA	2nd Quarter 2003	151,000	$60,069	$46,211	23	%(3)
999 Sepulveda (Imperial & Sepulveda) / El Segundo, CA	3rd Quarter 2003	133,678	44,567	36,367	—%
3721 Valley Centre Drive/ Del Mar, CA	3rd Quarter 2003	114,780	31,173	25,814	100%

Total Projects in Lease-Up		399,458	135,809	108,392	37%

Projects Under Construction:
12400 High Bluff (San Diego Corporate Center) / Del Mar, CA	3rd Quarter 2004	208,961	61,752	38,078	84%

Total Projects Under Construction		208,961	61,752	38,078	84%

Total In-Process Development Projects		608,419	$197,561	$146,470	53%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

(2)	Represents total projected development costs at December 31, 2002.

(3)	Certain aspects of this lease are subject to governmental approval.

The Company’s lease-up and in-process development projects were 53% committed at December 31, 2002. As discussed under the caption “Factors Which May Influence Future Results of Operations” the demand for office space in the Los Angeles region, including the El Segundo and West Los Angeles submarkets, has not been as strong as the Company had experienced during the last two to three years due to the current economic environment. Consequently, management cannot reasonably predict when the Company will see significant positive leasing momentum given the level of direct vacancy and concentration of sublease space currently available in this market. The Company currently has two development projects in lease-up in the Los Angeles region encompassing an aggregate of 284,700 rentable square feet, 151,000 of which became available for lease in the second quarter of 2002 and 133,700 of which became available for lease in the third quarter of 2002. If the Company is unable to lease this space, the Company’s results of operations and cash flows will be adversely affected.

The Company also has 58.2 acres of undeveloped land in San Diego County comprising its future development pipeline that management currently expects to develop over the next three to five years. The Company has a proactive development planning process, which continually evaluates the size, scope, and timing of the Company’s future development program and, as necessary, scales development to reflect economic conditions and the real estate fundamentals that exist in the Company’s development submarkets. Given the current economic environment, the Company will most likely not be able to maintain historical levels of growth from development in the near future, and may not be able to complete and lease existing development projects to stabilized portfolio occupancy rates within the timeframes experienced by the Company during the last two to three years.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs, and capital expenditures is net cash from operations. The Company’s primary source of liquidity to fund development costs, potential undeveloped land and property acquisitions, temporary working capital, and unanticipated cash needs is the Company’s $425 million unsecured revolving credit facility, proceeds received from the Company’s disposition program and construction loans. As of December 31, 2002 and 2001 the Company’s ratio of total debt as a percentage of total market capitalization was 46.3% and 42.8%, respectively. As of December 31, 2002 and 2001, the Company’s ratio of total debt and cumulative redeemable preferred units as a percentage of total market capitalization was 55.7% and 52.1%, respectively.

In March 2002, the Company obtained a $425 million unsecured revolving credit facility (the “Current Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line (the “Previous Credit Facility”) which was scheduled to mature in November 2002. Also in March 2002, the Company repaid its $100 million unsecured debt facility, which was scheduled to mature September 2002, with borrowings under the Current Credit Facility. The Current Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.92% at December 31, 2002), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. At December 31, 2002, the Company had borrowings of $255.0 million outstanding under the Current Credit Facility and availability of approximately $133.2 million.

In addition, as of March 4, 2003, the Company may issue up to $313 million of equity securities under a currently effective shelf registration statement.

Factors Which May Influence Future Sources of Capital and Liquidity

The Company has a $75.7 million variable-rate loan that is scheduled to mature in October 2003. If the Company is unable to obtain additional sources of re-financing, it could be required to borrow up to $75.7 million from its Current Credit Facility to pay-off this loan.

In 2002 and 2001, the Company used proceeds from dispositions of operating properties of approximately $46.5 million and $64.8 million, respectively, to fund a portion of its development activities and its share repurchase program. The Company currently expects to dispose of approximately $50 million of non-strategic assets in 2003. However, the Company cannot provide assurance that it will successfully complete this level of dispositions in 2003. In the event the Company is unable to successfully dispose of properties, the Company’s cash flow could be adversely effected and the Company’s leverage could increase.

In the event Brobeck continues not to make rental payments on its lease on the building secured by one of the Company’s mortgage loans, the Company would no longer meet the minimum debt service coverage ratio required under the provisions of this loan and approximately $10.7 million of the principal balance could become payable. See additional discussion on Brobeck in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Information Regarding Significant Tenants.”

The Company’s secured debt was comprised of the following at December 31:

	2002	2001
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$88,630	$91,005
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest payments	79,287
Mortgage note payable, due February 2005, fixed interest at 8.35%, monthly principal and interest payments(a)	76,509	78,065
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.19% and 3.69% at December 31, 2002 and 2001, respectively), monthly interest-only payments(b)(c)	75,671	79,785
Construction loan payable, due April 2002, interest at LIBOR plus 2.00%, (4.13% at December 31, 2001(b)(d)		56,852
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.17% and 3.63% at December 31, 2002 and 2001, respectively), monthly interest only payments(b)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.40%, (2.82% at December 31, 2002), monthly interest only payments(b)(i)	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	26,652	27,592
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.13% and 3.89% at December 31, 2002 and 2001, respectively), monthly principal and interest payments(b)	20,910	21,499
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,951
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (3.23% at December 31, 2002)(b)(e)(f)	16,242
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,516	12,679
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,549	12,034
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% at December 31, 2001)(b)(d)		11,659
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	9,737	10,156
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% at December 31, 2001)(b)(g)		9,088
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000(h)		8,135
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,417	6,742
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,966
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001)(b)(d)		3,296

	$507,037	$459,587

(a)	Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(footnotes continued on next page)

(b)	The variable interest rates stated as of December 31, 2002 and December 31, 2001 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at December 31, 2002 and December 31, 2001.

(c)	In September 2002, the Company repaid $4.1 million of the principal balance in connection with the disposition of the office property located in San Diego, California (see Note 3 in the Company’s consolidated financial statements).

(d)	In March 2002, the Company repaid these construction loans in connection with the acquisition of The Allen Group’s minority interest in the Development LLCs (see Notes 2 and 12 in the Company’s consolidated financial statements). The repayments were funded with borrowings under the Company’s Current Credit Facility.

(e)	This loan has an option to extend the maturity for one year.

(f)	This construction loan has a limited recourse provision that holds the Company liable for up to approximately $14.3 million plus any unpaid accrued interest.

(g)	In February 2002, the Company repaid this loan with borrowings under the Company’s Previous Credit Facility.

(h)	In September 2002, the Company repaid this loan with borrowings under the Company’s Current Credit Facility.

(i)	This loan has options to extend the maturity for up to two one-year periods.

The composition of the Company’s aggregate debt balances at December 31, 2002 and 2001 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Secured vs. unsecured:
Secured	66.5%	64.3%	6.3%	6.2%
Unsecured	33.5%	35.7%	3.5%	7.8%

Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)(5)(6)	63.5%	76.5%	6.7%	7.6%
Variable rate(4)(7)	36.5%	23.5%	3.0%	4.0%

Total Debt			5.3%	6.8%
Total Debt Including Loan Fees			5.8%	7.4%

(1)	At December 31, 2002, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.

(2)	At December 31, 2002, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.

(3)	At December 31, 2002, the Company had interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.

(4)	At December 31, 2002, the Company had interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its variable rate debt at 4.25%.

(5)	At December 31, 2001, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its variable rate debt at 6.95% that expired in February 2002.

(6)	At December 31, 2001, the Company had an interest rate swap agreement to fix LIBOR on $150 million of its variable rate debt at 5.48% that expired in November 2002.

(7)	At December 31, 2001, one of the Development LLCs had an interest-rate cap agreement to cap LIBOR on $57.0 million of variable rate construction debt at 8.50%.

The percentage of fixed rate debt to total debt at December 31, 2002 and 2001 does not take into consideration the portion of variable rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 76.7% and 84.4% of its total outstanding debt at December 31, 2002 and 2001, respectively.

At December 31, 2002, 56.1% of the Company’s total debt required interest payments based on LIBOR rates. During 2002, one-month LIBOR decreased from 1.83% at January 1 to 1.38% at December 31, a rate lower than it has been since the time of the Company’s IPO. Although the rates on 76.7% of the Company’s debt is either fixed, swapped or capped at December 31, 2002, the remaining 23.3% of the Company’s debt is exposed to fluctuations of the one-month LIBOR rate. The Company cannot provide assurance that it will be able to replace its interest-rate swap and cap agreements as they expire and, therefore, the Company’s results of operations could be exposed to rising interest rates in the future.

Contractual Obligations and Commitments

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Current Credit Facility at December 31, 2002, assuming the exercise of available debt extension options and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at December 31, 2002:

	2003	2004-2005	2006-2007	After 2007	Total
Secured Debt	$83,828	$134,007	$94,463	$194,739	$507,037
Credit Facility		255,000			255,000
Ground Lease Obligations	1,539	3,062	3,019	71,400	79,020

Total	$85,367	$392,069	$97,482	$266,139	$841,057

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at December 31, 2002. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

Capital Commitments and Other Liquidity Needs

As of December 31, 2002, the Company had an aggregate of approximately 608,400 rentable square feet of office space that was either in lease-up or under construction at a total budgeted cost of approximately $198 million. The Company has spent an aggregate of approximately $147 million on these projects as of December 31, 2002. The Company intends to finance the remaining $51 million of presently budgeted development costs from among one or more of the following sources: borrowings under the Current Credit Facility and the existing construction loan, proceeds from the Company’s disposition program, additional long-term secured and unsecured borrowings and working capital.

As of December 31, 2002, the Company had one office renovation property encompassing approximately 78,000 rentable square feet. The Company plans to spend approximately $3 million in improvements at this property in 2003. In addition, the Company is evaluating potential renovation opportunities at other buildings which could commit the Company to up to approximately an additional $30 million in capital expenditures in 2003. It is unknown at this point whether the Company will ultimately proceed with any of these additional renovation projects in 2003.

As of December 31, 2002, the Company had executed leases that committed the Company to $9 million in unpaid leasing costs and tenant improvements at December 31, 2002, and the Company had contracts outstanding for $1 million in capital improvements at December 31, 2002. In addition, for 2003, the Company plans to spend approximately $9 million to $12 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity.

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

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Current Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2003. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On February 10, 2003, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on April 17, 2003 to stockholders of record on March 31, 2003. This dividend is equivalent to an annual rate of $1.98 per share. In addition the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total approximately $14 million of annualized preferred dividends.

In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of three million shares of its outstanding common stock. On November 21, 2002, the Company’s Board of Directors authorized the repurchase of an additional one million shares. During the fourth quarter of 2002, the Company repurchased 508,200 shares in open market transactions for an aggregate repurchase price of approximately $11 million or $22.39 per share. Repurchases were funded primarily through working capital, borrowings on the Company’s unsecured revolving credit facility, and proceeds received from the Company’s disposition program. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve months. The Company estimates it will have a range of approximately $276 million to $282 million of available sources to meet its short-term cash needs from the estimated availability of approximately $133 million under its Current Credit Facility, estimated operating cash flow ranging from $93 million to $99 million and $50 million of anticipated proceeds from dispositions of non-strategic assets. The Company estimates it will have a range of approximately $263 million to $266 million of commitments and capital expenditures over the next twelve months comprised of the following: $84 million in secured debt principal repayments; $51 million of planned expenditures for in-process development; $33 million of expenditures for potential redevelopment projects; $10 million of committed costs for executed leases and capital expenditures, and; budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $9 million to $12 million, depending on leasing activity. In addition, based on the Company’s annualized dividends for the first quarter of 2003, the Company may distribute approximately $76 million to stockholders and common and preferred unitholders in 2003. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

The Company expects to meet its long-term liquidity requirements, which may include property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Current Credit Facility, additional long-term secured and unsecured borrowings, dispositions of non-strategic assets, issuance of common units of the Operating Partnership, and the potential issuance of debt or equity securities. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company will instead, seek to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding expenditures that are recoverable from tenants, for renewed and re-tenanted space within the Company’s stabilized portfolio for the three years ended December 31, 2002 on a per square foot basis.

	Year Ended December 31,
	2002	2001	2000
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.06	$0.35	$0.14
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	296,484	126,865	297,578
Tenant improvements per square foot leased	$6.85	$8.04	$5.03
Leasing commissions per square foot leased	$7.43	$5.53	$4.26
Total per square foot	$14.28	$13.57	$9.29
Renewal tenant square feet	244,366	503,693	244,221
Tenant improvements per square foot leased	$4.69	$3.42	$3.28
Leasing commissions per square foot leased	$2.20	$2.67	$1.69
Total per square foot	$6.89	$6.09	$4.97
Total per square foot per year	$3.71	$3.39	$3.66
Average lease term (in years)	5.7	5.8	3.9

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.12	$0.10	$0.05
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	388,883	170,692	279,866
Tenant improvements per square foot leased	$4.61	$2.04	$1.24
Leasing commissions per square foot leased	$1.95	$1.41	$1.15
Total per square foot	$6.56	$3.45	$2.39
Renewal tenant square feet	180,555	548,304	604,492
Tenant improvements per square foot leased	$1.11	$1.28	$0.50
Leasing commissions per square foot leased	$0.72	$0.54	$0.41
Total per square foot	$1.83	$1.82	$0.91
Total per square foot per year	$1.27	$1.10	$0.66
Average lease term (in years)	6.6	4.8	5.0

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. The Company believes that all of its Office and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. As several of the properties the Company disposed of during 2002 and 2001 were non-strategic multi-tenant office and industrial projects, which historically were re-leased at lower tenant improvement and leasing costs, the Company anticipates increased tenant improvement and leasing costs per square foot in 2003.

Historical Cash Flows

The principal sources of funding for development, acquisitions, and capital expenditures are cash flow from operating activities, the Current Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $10.5 million, or 9.9% to $95.6 million for the year ended December 31, 2002 compared to $106.1 million for the year ended December 31, 2001. This decrease was primarily attributable to the effect of the $15.0 million the Company drew under two letters of credit after one of its tenants defaulted on its lease in January 2001. The decrease is also due to the timing differences in payments of accounts payable and other receivable balances at the end of each comparable period.

Net cash used in investing activities decreased $9.7 million, or 13.2% to $63.7 million for the year ended December 31, 2002 compared to $73.4 million for the year ended December 31, 2001. Cash used in investing activities for the year ended December 31, 2002 consisted primarily of expenditures for construction in progress of $84.9 million, $15.6 million in tenant improvements and capital expenditures, $7.5 million paid to acquire an industrial property, and $2.2 million of cash paid in connection with the acquisition of The Allen Group’s minority interest in Development LLCs (see Note 12 to the Company’s consolidated financial statements) offset by $46.5 million in net proceeds from the sale of 12 industrial and five office buildings. Cash used in investing activities for the year ended December 31, 2001 consisted primarily of the acquisition of the fee interest in the land at the site of one of the Office Properties for $3.1 million, the purchase of 9.8 acres of undeveloped land for $15.1 million, expenditures for construction in progress of $105.4 million, and $15.7 million in tenant improvements and capital expenditures offset by $64.8 million in net proceeds received from the sale of 17 industrial and two office buildings.

Net cash used in financing activities decreased $1.3 million, or 3.7% to $32.5 million for the year ended December 31, 2002 compared to $33.8 million for the year ended December 31, 2001. Cash used in financing activities for the year ended December 31, 2002 consisted primarily of $208.2 million in principal payments on secured debt and the repayment of the unsecured term facility and four construction loans, $63.8 million in net distributions paid to common stockholders, common unitholders, and minority interests and $11.4 million paid for the Company’s stock repurchase program, partially offset $100.0 million net borrowings under the Current Credit Facility, $148.1 net proceeds from the issuance of secured debt after financing costs, and $4.2 million in proceeds received in connection with the exercise of stock options. Cash used in financing activities for the year ended December 31, 2001 consisted primarily of $62.6 million in net repayments to the Previous Credit Facility and principal payments on secured debt and $56.9 million in net distributions paid to common stockholders, common unitholders, and minority interests, partially offset by $51.1 million in net proceeds from the issuance of secured debt after financing costs, a $29.6 decrease in restricted cash used in a tax deferred property exchange and $5.0 million in proceeds received in connection with the exercise of stock options.

Non-GAAP Supplemental Financial Measure: Funds From Operations

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

The Company considers Funds From Operations an appropriate alternative measure of performance for an equity REIT because it is predicated on cash flow analyses. While Funds From Operations is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating Funds From Operations and, accordingly, Funds From Operations as disclosed by such other REITs may not be comparable to Funds From Operations published by the Company in this report. Therefore, the Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, Funds From Operations should be examined in conjunction with net income as presented in the financial statements included elsewhere in this report. Funds From Operations should not be considered as a substitute to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of the properties’ liquidity, nor is it indicative of funds available to fund the properties’ cash needs, including the Company’s ability to pay dividends or make distributions.

The following table presents the Company’s Funds from Operations, by quarter, for the years ended December 31, 2002, 2001 and 2000:

	2002 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income	$13,965	$7,885	$4,957	$13,507
Adjustments:
Minority interest in earnings of Operating Partnership	2,094	1,239	986	1,510
Depreciation and amortization	14,303	14,516	18,311	12,136
Net gains on dispositions of operating properties	(6,100)	(470)	(896)

Funds From Operations (1)	$24,262	$23,170	$23,358	$27,153

	2001 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income	$7,625	$9,283	$15,097	$6,426
Adjustments:
Minority interest in earnings of Operating Partnership	834	1,027	1,796	845
Depreciation and amortization	12,634	12,123	12,030	12,970
Net gains on dispositions of operating properties	(707)	(2,468)	(1,234)	(305)
Cumulative effect on change in accounting principle				1,392
Non-cash amortization of restricted stock grants	547	547	548	548

Funds From Operations	$20,933	$20,512	$28,237	$21,876

	2000 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income	$8,786	$15,679	$12,804	$9,578
Adjustments:
Minority interest in earnings of Operating Partnership	1,241	2,227	1,843	1,372
Depreciation and amortization	11,037	9,941	9,645	9,323
Net (gains) losses on dispositions of operating properties		(7,288)	(4,273)	305
Non-cash amortization of restricted stock grants	508	508	134	102

Funds From Operations	$21,572	$21,067	$20,153	$20,680

(1)	Commencing January 1, 2002 non-cash amortization of restricted stock grants is not added back to calculate Funds from Operations.

Inflation

The majority of the Company’s leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses. The effect of such provisions is to reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board, (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements. The Company voluntarily adopted the fair value recognition provision prospectively, for all employee awards granted or settled after January 1, 2002. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. Prior to 2002, the Company accounted for stock options issued under this plan under the recognition and measurement provision of APB Opinion 25 “Accounting for Stock Issued to Employees and Related Interpretations”.

On January 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 142 requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or intangible liability for below market operating leases. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the related lease. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ended December 31, 2002.

On January 1, 2002, the Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 21 to the Company’s consolidated financial statements). The net income and the net gain on dispositions of operating properties sold prior to December 31, 2001 are included in continuing operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the adoption of this standard will have a material effect on the Company’s results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

Information about the Company’s changes in interest rate risk exposures from December 31, 2001 to December 31, 2002 is incorporated herein by reference from “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at December 31, 2002 and 2001. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.5% to LIBOR plus 1.85% at December 31, 2002 and ranged from LIBOR plus 1.5% to LIBOR plus 3.0% at December 31, 2001. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2002 and 2001. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2001.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2002		December 31, 2001
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate			$255.0				$255.0	$255.0	$155.0	$155.0
Variable rate index			LIBOR				LIBOR		LIBOR

Secured debt and unsecured term debt:
Variable rate	$76.3	$20.3	$16.2	$31.0	$29.0		$172.8	$172.8	$313.1	$313.1
Variable rate index	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR
Fixed rate	$7.5	$8.1	$89.4	$6.5	$27.9	$194.8	$334.2	$359.2	$246.4	$301.1
Average interest rate	7.62%	7.62%	8.29%	7.30%	6.81%	7.12%	7.44%		7.76%

Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount			$100.0	$50.0			$150.0	$(3.7)	$300.0	$(5.8)
Fixed pay interest rate			3.52%	2.98%			3.34%		6.21%
Floating receive rate index			LIBOR	LIBOR

Interest rate cap agreements:
Notional amount			$100.0				$100.0	$0.2	$57.0	$—
Cap rate			4.25%				4.25%		8.5%
Forward rate index			LIBOR

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

IT EM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 8, 2003.

ITEM 11 .	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 8, 2003.

ITE M 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 8, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 8, 2003.

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.11	Lease Agreement, dated December 30, 1988, by and between Kilroy Long Beach Associates and City of Long Beach for Kilroy Long Beach Phase II(1)

10.12	First Amendment to Lease, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.13	Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.14	First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(1)

10.15	Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.16	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

Exhibit Number	Description
10.17	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.18	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries, dated May 15, 1969, for SeaTac Office Center(1)

10.19	Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27, 1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.20	Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17, 1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.21	Airspace Lease, dated July 10, 1980, by and among the Washington State Department of Transportation, as lessor, and Sea Tac Properties, Ltd. and Kilroy Industries, as lessee(1)

10.22	Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for Sea/Tac Office Center(1)

10.23	Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.24	Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.25	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(1)

10.26	Environmental Indemnity Agreement(1)

10.27	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(1)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(1)

10.29	Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)

10.30	Employment Agreement between the Registrant and Richard E. Moran Jr.(1)

10.31	Employment Agreement between the Registrant and Jeffrey C. Hawken(1)

10.32	Employment Agreement between the Registrant and C. Hugh Greenup(1)

10.33	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.34	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.35	License Agreement by and among the Registrant and the other persons named therein(1)

10.36	Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits(1)

10.37	Mortgage Note(1)

10.38	Indemnity Agreement(1)

10.39	Assignment of Leases, Rents and Security Deposits(1)

10.40	Variable Interest Rate Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.41	Environmental Indemnity Agreement(1)

10.42	Assignment, Rents and Security Deposits(1)

10.43	Form of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.44	Assignment of Leases, Rents and Security Deposits(1)

Exhibit Number	Description
10.45	Purchase and Sale Agreement and Joint Escrow Instructions, dated April 30, 1998, by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(2)

10.46	Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 30, 1998, by and between Camarillo Partners and Kilroy Realty, L.P.(2)

10.47	Purchase and Sale Agreement and Escrow Instructions, dated May 5, 1998, by and between Kilroy Realty, L.P. and Pullman Carnegie Associates(4)

10.48	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated June 27, 1998, by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(4)

10.49	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions, dated May 12, 1998, by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(3)

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

10.56	Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners(6)

10.57	First Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated August 22, 1998(6)

10.58	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 5, 1998(6)

10.59	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 19, 1998(6)

10.60	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 22, 1998(6)

10.61	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 23, 1998(6)

Exhibit Number	Description
10.62	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 25, 1998(6)

10.63	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated September 29, 1998(6)

10.64	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated October 2, 1998(6)

10.65	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions, dated July 10, 1998, by and between Kilroy Realty, L.P. and Mission Square Partners, dated October 24, 1998(6)

10.66	Contribution Agreement, dated October 21, 1998, by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(8)

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

10.70	Amended and Restated Guaranty of Payment, dated as of October 8, 2000, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of New York(14)

10.71	Promissory Notes Aggregating $95.0 Million Payable to Teachers Insurance and Annuity Association of America(18)

10.72	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement Securing Promissory Notes Payable to Teachers Insurance and Annuity Association of America(18)

10.73	Second Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $400 million(19)

10.74	Second Amended and Restated Guaranty of Payment(19)

10.75	Credit Agreement and Form of Promissory Notes Aggregating $90.0 million(19)

10.76	Variable Interest Rate Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing(19)

10.77	Guaranty of Recourse Obligations of Borrowing(19)

10.78	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 9, 2000(21)

10.79	Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 30, 2000(24)

10.80	Admission of New Partner and Amendment to New Partnership Agreement dated October 6, 2000(24)

10.81	Credit Agreement and Form of Promissory Notes Aggregating $100.0 million(22)

10.82	Employment Agreement between the Registrant and Tyler H. Rose(25)

10.83	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company, dated January 10, 2002(25)

Exhibit Number	Description

10.84	Third Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $425 million(26)

10.85	Third Amended and Restated Guaranty of Payment(26)

21.1	List of Subsidiaries of the Registrant(17)

*23.1	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney (included in the signature page of this Form 10-K)

*	Filed herewith

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective in January 28, 1998 and incorporated herein by reference.

(2)	Previously filed as exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1998, and incorporated herein by reference.

(3)	Previously filed as exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(4)	Previously filed as exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.

(6)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1998, and incorporated herein by reference.

(8)	Previously filed as exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1998, and incorporated herein by reference.

(9)	Previously filed as exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 2000 and incorporated herein by reference.

(11)	Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 2000 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 2000 and incorporated herein by reference.

(14)	Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 2000 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 2000 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 2000 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

(18)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended March 31, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 2000, and incorporated herein by reference.

(20)	Previously filed as exhibit 3.8 to the annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(21)	Previously filed as exhibit 4.18 to the Registration Statement on Form S-3 (No. 333-34638) and incorporated herein by reference.

(22)	Previously filed as an exhibit on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

(23)	Previously filed as an exhibit on the Registration Statement on Form S-3 (No. 333-72229) as declared effective on September 15, 2000, and incorporated herein by reference.

(24)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(26)	Previously filed as an exhibit on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on October 29, 2002 in connection with its third quarter earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2003.

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

Name	Title	Date

/s/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	March 3, 2003

/s/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2003

/s/ RICHARD E. MORAN, JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2003

/s/ ANN MARIE WHITNEY Ann Marie Whitney	Senior Vice President and Controller (Principal Accounting Officer)	March 3, 2003

/s/ JOHN R. D’EATHE John R. D’Eathe	Director	March 3, 2003

/s/ WILLIAM P. DICKEY William P. Dickey	Director	March 3, 2003

/s/ MATTHEW J. HART Matthew J. Hart	Director	March 3, 2003

/s/ DALE F. KINSELLA Dale F. Kinsella	Director	March 3, 2003

CERTIFICATIONS

I, John B. Kilroy, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Kilroy Realty Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer

Date:    March 4, 2003

I, Richard E. Moran Jr., certify that:

1.    I have reviewed this annual report on Form 10-K of Kilroy Realty Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer

Date:    March 4, 2003

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Notes 2 and 21 to the financial statements, the Company changed the presentation of the results of operations and realized gains and losses from properties disposed of in accordance with the adoption of Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the year ended December 31, 2002.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2003

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
INVESTMENT IN REAL ESTATE (Notes 3, 17, 20 and 26):
Land and improvements	$288,228	$269,366
Buildings and improvements, net	1,289,525	1,140,499
Undeveloped land and construction in progress, net	108,465	191,129

Total investment in real estate	1,686,218	1,600,994
Accumulated depreciation and amortization	(278,503)	(241,665)

Investment in real estate, net	1,407,715	1,359,329

CASH AND CASH EQUIVALENTS	15,777	16,487
RESTRICTED CASH	6,814	5,413
CURRENT RECEIVABLES, NET (Note 4)	3,074	4,770
DEFERRED RENT RECEIVABLES, NET (Note 5)	29,466	27,381
DEFERRED LEASING COSTS, NET (Notes 6 and 7)	31,427	33,120
DEFERRED FINANCING COSTS, NET (Notes 8 and 11)	6,221	3,948
PREPAID EXPENSES AND OTHER ASSETS	6,108	6,781

TOTAL ASSETS	$1,506,602	$1,457,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 9)	$507,037	$459,587
Unsecured line of credit (Note 10)	255,000	155,000
Unsecured term facility (Note 10)		100,000
Accounts payable, accrued expenses and other liabilities (Note 11)	43,917	53,879
Accrued distributions (Note 13)	15,670	14,634
Rents received in advance, tenant security deposits and deferred revenue	24,310	15,955

Total liabilities	845,934	799,055

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTERESTS (Note 12):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	68,196	49,176
Minority interest in Development LLCs (Notes 1, 2 and 12)		15,869

Total minority interests	220,697	217,546

STOCKHOLDERS’ EQUITY (Note 13):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,419,880 and 27,426,071 shares issued and outstanding, respectively	273	274
Additional paid-in capital	493,116	479,295
Distributions in excess of earnings	(47,629)	(33,163)
Accumulated net other comprehensive loss (Note 11)	(5,789)	(5,778)

Total stockholders’ equity	439,971	440,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,506,602	$1,457,229

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUES (Note 20):
Rental income, net	$177,104	$175,266	$156,286
Tenant reimbursements	21,799	21,125	18,546
Interest income	513	1,030	4,602
Other income (Notes 2 and 19)	2,679	6,189	1,818

Total revenues	202,095	203,610	181,252

EXPENSES:
Property expenses	30,799	28,741	22,341
Real estate taxes	15,548	14,960	14,057
General and administrative expenses (Note 7)	12,557	11,692	10,535
Ground leases (Note 16)	1,354	1,507	1,643
Interest expense	35,640	41,457	38,810
Depreciation and amortization (Note 2)	59,781	51,460	40,618

Total expenses	155,679	149,817	128,004

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES AND MINORITY INTERESTS	46,416	53,793	53,248

NET GAINS ON DISPOSITIONS OF OPERATING PROPERTIES (Note 2)	896	4,714	11,256

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	47,312	58,507	64,504

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(13,500)	(13,500)	(13,500)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(4,636)	(4,185)	(6,315)
Recognition of previously reserved Development LLC preferred return (Note 12)	3,908
Minority interest in earnings of Development LLCs	(1,024)	(3,701)	(421)

Total minority interests	(15,252)	(21,386)	(20,236)

INCOME FROM CONTINUING OPERATIONS	32,060	37,121	44,268

DISCONTINUED OPERATIONS (Notes 2 and 21)
Revenues from discontinued operations	5,386	6,035	5,871
Expenses from discontinued operations	(2,511)	(3,016)	(2,925)
Net gain on disposition of discontinued operations	6,570
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,193)	(317)	(368)

Total income from discontinued operations	8,252	2,702	2,578

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	40,312	39,823	46,846

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)		(1,392)

NET INCOME	$40,312	$38,431	$46,846

Income from continuing operations per common share—basic (Note 22)	$1.17	$1.37	$1.66

Income from continuing operations per common share—diluted (Note 22)	$1.16	$1.36	$1.65

Net income per common share—basic (Note 22)	$1.47	$1.41	$1.76

Net income per common share—diluted (Note 22)	$1.45	$1.40	$1.75

Weighted average shares outstanding—basic (Note 22)	27,449,676	27,167,006	26,598,926

Weighted average shares outstanding—diluted (Note 22)	27,722,197	27,372,951	26,754,984

Dividends declared per common share (Note 23)	$1.98	$1.92	$1.80

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss		Total
BALANCE AT DECEMBER 31, 1999	27,808,410	$278	$491,204	$(18,553)	$		$472,929
Net income				46,846			46,846
Repurchase of common stock (Note 13)	(2,009,300)	(20)	(41,440)				(41,460)
Conversion of common units of the Operating Partnership (Note 12)	481,290	5	(10,714)				(10,709)
Issuance of restricted stock (Notes 13 and 15)	175,000	2					2
Exercise of stock options (Note 15)	20,070		192				192
Non-cash amortization of restricted stock grants (Notes 13 and 15)			1,252				1,252
Adjustment for minority interest			19,896				19,896
Dividends declared ($1.80 per share)				(47,523)			(47,523)

BALANCE AT DECEMBER 31, 2000	26,475,470	265	460,390	(19,230)			441,425
Net income				38,431			38,431
Net other comprehensive loss (Notes 2 and 11)						(5,778)	(5,778)

Comprehensive income							32,653
Conversion of common units of the Operating Partnership (Note 12)	687,591	6	13,652				13,658
Exercise of stock options (Note 15)	270,190	2	5,028				5,030
Repurchase of common stock	(7,180)	1	(230)				(229)
Non-cash amortization of restricted stock grants (Notes 13 and 15)			2,190				2,190
Adjustment for minority interest			(1,735)				(1,735)
Dividends declared ($1.92 per share)				(52,364)			(52,364)

BALANCE AT DECEMBER 31, 2001	27,426,071	274	479,295	(33,163)		(5,778)	440,628
Net income				40,312			40,312
Net other comprehensive loss (Note 11)						(11)	(11)

Comprehensive income							40,301
Repurchase of common stock (Note 13)	(518,571)	(5)	(11,776)				(11,781)
Conversion of common units of the Operating Partnership (Note 12)	222,270	2	5,490				5,492
Exercise of stock options (Note 15)	208,381	2	4,247				4,249
Issuance of restricted stock (Notes 13 and 15)	81,729
Non-cash amortization of restricted stock grants (Notes 13 and 15)			3,709				3,709
Stock option expense (Notes 2 and 15)			23				23
Adjustment for minority interest			12,128				12,128
Dividends declared ($1.98 per share)				(54,778)			(54,778)

BALANCE AT DECEMBER 31, 2002	27,419,880	$273	$493,116	$(47,629)		$(5,789)	$439,971

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,312	$38,431	$46,846
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	60,786	52,644	41,704
Cumulative effect of change in accounting principle		1,392
Provision for uncollectible tenant receivables	2,098	2,356	852
Provision for uncollectible unbilled deferred rents	4,935	1,485	1,021
Minority interests in earnings of Operating Partnership and Development LLCs	2,945	8,203	7,104
Non-cash amortization of restricted stock grants	3,709	2,190	1,252
Amortization of deferred financing costs	3,147	3,132	2,805
Net gains on dispositions of operating properties	(7,466)	(4,714)	(11,256)
Other	60	(131)	523
Changes in assets and liabilities:
Current receivables	(403)	3,145	(3,152)
Deferred rent receivables	(9,299)	(9,359)	(9,234)
Deferred leasing costs	(6,464)	(5,457)	(6,619)
Prepaid expenses and other assets	(1,792)	(2,102)	(2,950)
Accounts payable, accrued expenses and other liabilities	(5,369)	14,921	7,143
Rents received in advance and tenant security deposits	8,355	(54)	(2,329)
Accrued distributions to Cumulative Redeemable Preferred unitholders			299

Net cash provided by operating activities	95,554	106,082	74,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(15,610)	(18,842)	(15,899)
Expenditures for undeveloped land and construction in progress	(84,862)	(120,510)	(166,391)
Acquisition of operating property	(7,569)
Acquisition of minority interest in Development LLC’s	(2,189)
Net proceeds received from dispositions of operating properties	46,499	64,846	110,639
Cash paid to acquire note receivable from related party (Note 17)			(45,278)
Decrease (increase) in escrow deposits		1,100	(1,106)
Net advances to unconsolidated subsidiary			304

Net cash used in investing activities	(63,731)	(73,406)	(117,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured and unsecured debt	155,664	53,502	210,405
Net borrowing (repayments) on unsecured line of credit	100,000	(36,000)	(37,000)
Principal payments on secured debt and unsecured term facility	(208,214)	(26,603)	(11,733)
Share repurchase program	(11,398)		(41,266)
Financing costs	(7,634)	(2,422)	(4,068)
Proceeds from exercise of stock options	4,248	5,030
(Increase) decrease in restricted cash	(1,401)	29,601	(28,378)
Distributions paid to common stockholders and common unitholders	(61,609)	(57,317)	(54,150)
Net (distributions) contributions from minority interests in Development LLCs	(2,189)	420	1,396

Net cash (used in) provided by financing activities	(32,533)	(33,789)	35,206

Net decrease in cash and cash equivalents	(710)	(1,113)	(8,516)
Cash and cash equivalents, beginning of year	16,487	17,600	26,116

Cash and cash equivalents, end of year	$15,777	$16,487	$17,600

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$32,253	$37,141	$37,289

Distributions paid to Cumulative Redeemable Preferred unitholders	$13,500	$13,500	$13,202

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 13)	$15,670	$14,634	$13,601

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 12)	$38,689

Note receivable repaid in connection with property acquisition (Note 17)		$33,274

Issuance of secured note payable in connection with undeveloped land acquisition			$8,500

Note receivable from related party satisfied in connection with acquisition of investment in unconsolidated real estate (Note 17)			$11,319

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2002

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

As of December 31, 2002, the Company’s stabilized portfolio of operating properties was comprised of 87 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”) which encompassed approximately 7.4 million and 4.9 million rentable square feet, respectively, and was 93.7% occupied. The Properties include ten properties developed by the Company and stabilized during 2002 and 2001 which encompass an aggregate of approximately 436,200 and 312,400 rentable square feet, respectively. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio of operating properties excludes projects currently under construction, renovation or in pre-development and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. The Company had three office lease-up properties at December 31, 2002, encompassing an aggregate of approximately 399,500 rentable square feet. As of December 31, 2002, the Company had one office property under construction and one office property under renovation which when completed are expected to encompass an aggregate of approximately 209,000 and 78,000 rentable square feet, respectively. All of the Company’s development, renovation, and lease-up projects are located in Southern California.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2002 and 2001, it owned an 86.6% and 90.0% general partnership interest, respectively. The remaining 13.4% and 10.0% common limited partnership interest in the Operating Partnership as of December 31, 2002 and 2001, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 12). Kilroy Realty Finance, Inc, (“Finance Inc.”), a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Notes 3 and 12). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2001, Kilroy Services, Inc. (“KSI”) was merged into a newly formed entity, Kilroy Services, LLC (“KSLLC”) (see Note 17). The Company historically accounted for the operating results of the development services business conducted by KSI under the equity method of accounting. As a result of the merger, KSLLC became a wholly-owned subsidiary of the Company and was consolidated for financial reporting purposes beginning January 1, 2001. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries and controlled entities.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries and controlled entities. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

A property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. The Company had not recorded any impairment losses for the years ended December 31, 2002, 2001 and 2000.

Depreciation and amortization of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 15 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2002, 2001 and 2000, was $46.8 million, $41.9 million, and $35.6 million, respectively.

Construction in progress—Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to the Company’s development activities, and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property.

At December 31, 2002 and 2001, construction in progress was carried net of a $1.1 million allowance for pre-development costs. The allowance, which provides for certain costs incurred for future development projects that the Company may at some point in the development process decide not to pursue, was established by estimating probable exposures to these types of costs for each of the projects in the Company’s future development pipeline. Management’s determination of the allowance was calculated on a project by project basis using a series of probability factors based on the Company’s historical experience. The allowance is increased by charges against other income. The allowance for pre-development costs at December 31, 2002 and 2001 was maintained at a level believed to be adequate by management.

In addition, at December 31, 2002, construction in progress was carried net of a $0.5 million allowance for costs the Company paid for an in process development project that was to be leased to Peregrine. Peregrine surrendered this building back to the Company in June 2002 (see Note 7). The $0.5 million charge was recorded in general and administrative expenses.

Cash and cash equivalents—The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash—Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash reserves for property taxes, capital expenditures and tenant improvements, and proceeds received from property dispositions that are held at Qualified Intermediaries for future use in tax-deferred exchanges.

Current tenant receivables, deferred rent receivables and related revenue recognition—Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the term of the related lease. Unbilled deferred rent receivables represent the amount that straight-line rental income exceeds rents currently due under the lease agreement. Included in current tenant receivables are tenant reimbursements which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances are based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowance is increased by provisions charged against rental income.

Deferred leasing costs—Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions which are amortized on the straight-line method over the lives of the leases which generally range from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the Company adjusts the amortization period.

Deferred financing costs—Costs incurred in connection with debt financing are capitalized as deferred financing costs. Deferred financing costs consist primarily of loan fees which are amortized using the effective interest method over the terms of the respective loans.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative financial instruments—The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company employs derivative instruments that are designated as cash flow hedges, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires the Company to recognize all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheet at fair value and to defer the related gains or losses on these contracts in stockholders’ equity as a component of accumulated other net comprehensive income or loss. To the extent that any of these contracts are not perfectly effective in offsetting the change in the value of the interest payments being hedged, changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings (See Note 11).

In connection with the adoption of SFAS 133 on January 1, 2001, the Company recorded a $1.4 million cumulative effect of change in accounting principle to record an existing cap agreement at fair market value. Upon adoption, the Company also recorded a $2.0 million non-cash charge to other comprehensive loss to record the Company’s swap on the balance sheet at fair market value. The Company determines fair value based upon available market information at each balance sheet date using standard valuation techniques such as discounted cash flow analysis and option pricing models.

Prior to the adoption of SFAS 133, the Company applied deferral accounting for all derivative financial instruments that were designated as hedges. Amounts paid or received under these agreements were recognized as adjustments to interest expense. The initial premiums on cap agreements were amortized over the life of the agreement using the straight-line method.

Minority interests—Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002 (see Notes 3 and 12).

Other income—Other income primarily includes revenue earned from lease termination fees (see Note 19) and management fees. For the year ended December 31, 2001, other income also included approximately $0.8 million related to forfeited escrow deposits on four properties for which the pending sale did not occur. For the year ended December 31, 2000, other income also included the equity in earnings from unconsolidated real estate (see Note 17).

Income taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2002, 2001 and 2000 and was not subject to any federal income taxes (see Note 23 for tax treatment of the Company’s distributions). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For the year ended December 31, 2002, the taxable REIT subsidiary did not have any GAAP or taxable net income and therefore did not incur any income tax expense.

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

Fair value of financial instruments—The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2002 and 2001.

Concentration of credit risk—132 of the Company’s total 137 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

As of December 31, 2002, 2001 and 2000, the Company’s ten largest office tenants represented approximately 32.2%, 34.6% and 28.9% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.9%, 9.1% and 9.3%, respectively, of total annual base rental revenues. Of this amount, the Company’s largest tenant, The Boeing Company, accounted for approximately 9.5%, 10.9% and 9.2% of the Company’s total annual base revenues, for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had $0.2 million and $0.8 million, respectively, in outstanding receivables from this tenant which were primarily reimbursement billings.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2002 and 2001, the Company had cash accounts in excess of FDIC insured limits.

Adoption of Stock Option Accounting

In December 2002, the Financial Accounting Standards Board, (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amends the disclosure provisions of Statement 123 and APB Opinion No. 28. “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

At December 31, 2002, the Company had one stock option and incentive plan, which is described more fully in Note 15. Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion 25 “Accounting for Stock Issued to Employees and related Interpretations.” As a result, no stock option expense is reflected in 2001 or 2000 net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net income, as reported	$40,312	$38,431	$46,846
Add: Stock option expense included in reported net income	23
Deduct: Total stock option expense determined under fair value recognition method for all awards	(160)	(1,092)	(1,475)

Pro forma net income	$40,175	$37,339	$45,371

Net Income per share:
Basic—as reported	$1.47	$1.41	$1.76

Basic—pro forma	$1.46	$1.37	$1.71

Diluted—as reported	$1.45	$1.40	$1.75

Diluted—pro forma	$1.45	$1.36	$1.70

The fair value of each option grant issued in 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (amounts shown as 2002, 2001, and 2000, respectively): (a) dividend yield of 7.03%, 7.03%, and 6.90%, (b) expected volatility of the Company’s stock of 24.6%, 24.8%, and 26.2%, (c) risk free interest rate of 4.88%, 4.47%, and 5.18%, and (d) expected option life of seven years. The effects of applying the fair value provisions of SFAS 123 are not representative of the effects on net income and disclosed pro forma net income for future years because options vest over three years as discussed in Note 15 and additional awards can be made in future years.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 142 requires that a portion of the purchase price

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or to an intangible liability for below market operating leases. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the respective leases. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ended December 31, 2002.

On January 1, 2002, the Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 21). In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations”, the Company has allocated interest on debt that is required to be repaid as a result of the disposal transaction to discontinued operations, but has elected not to allocate consolidated interest that is not directly attributable to the disposition property. The net income and the net gain on dispositions of operating properties sold prior to December 31, 2001 are included in continuing operations for all periods presented. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. Management does not expect the adoption of the initial

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management does not expect that the adoption of this standard will have a material effect on the Company’s results of operations or financial condition.

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

Acquisition of Minority Interest in Development LLC Properties

On March 25, 2002, the Company acquired The Allen Group’s interest in the assets of the Development LLCs which included nine San Diego office properties encompassing approximately 848,300 rentable square feet, and three San Diego development sites, encompassing approximately 11.9 acres (see Notes 2 and 12).

Land Acquisitions

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

Related Party Acquisition

In January 2001, the Company acquired a 75% tenancy-in-common interest in an office complex located in El Segundo, California from entities owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, John B. Kilroy, Jr., the Company’s President and Chief Executive Officer, and certain other Kilroy family members. The complex encompasses approximately 366,000 aggregate rentable square feet and is comprised of two office buildings and one parking structure. One of the office buildings is included in the Company’s stabilized portfolio of operating properties. The Company is redeveloping the second office building which was in the lease-up phase at December 31, 2002. As a result of the acquisition, the Company owns a 100% interest in the complex. The initial 25% tenancy-in-common interest was acquired by a wholly-owned subsidiary of the Company in October 2000 (see Note 17 for further details of this transaction).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

During the year ended December 31, 2002, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price ($ in millions)
3990 Ruffin Road San Diego, CA	Office	September	1	45,600	$6.5

23600/23610 Telo Avenue Torrance, CA	Office	November	2	80,000	7.1

Walnut Park Business Center Diamond Bar, CA	Industrial	November	3	165,700	12.0

1240/1250 Lakeview Boulevard Anaheim, CA	Office	November	2	78,900	9.0

Alton Business Center Irvine, CA	Industrial	December	9	143,100	13.6
Total
			17	513,300	$48.2

During the year ended December 31, 2002, the Company recorded a net gain of approximately $6.6 million in connection with the sale of these properties. The Company used the net proceeds to fund its development program, finance the Company’s stock repurchase program (see Note 13) and repay borrowings under the Current Credit Facility (defined in Note 10). The net income and the net gains on disposition for these properties have been included in discontinued operations for the years ended December 31, 2002, 2001 and 2000 (see Note 21).

During the year ended December 31, 2001, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price ($ in millions)
6828 Nancy Ridge Drive San Diego, CA	Industrial	February	1	39,700	$3.3

199 & 201 N. Sunrise Avenue Roseville, CA	Industrial	April	2	162,200	15.4

4880 Santa Rosa Road Camarillo, CA	Office	August	1	41,100	6.6

1900 Aerojet Way Las Vegas, NV	Industrial	August	1	106,700	5.0

795 Trademark Drive Reno, NV	Industrial	September	1	75,300	7.3

41093 County Center Drive Temecula, CA	Industrial	September	1	77,600	5.4

1840 Aerojet Way Las Vegas, NV	Industrial	September	1	102,900	5.1

184-220 Technology Drive Irvine, CA	Industrial	October	10	157,500	19.0

2231 Rutherford Road Carlsbad, CA	Office	December	1	39,000	3.3

Total			19	802,000	$70.4

During the year ended December 31, 2001, the Company recorded a net gain of approximately $4.7 million in connection with the sale of these properties. The Company used the net proceeds to fund its development program and repay borrowings under the Previous Credit Facility (defined in Note 10). During the year ended December 31, 2002, the Company recognized a gain of approximately $896,000 related to the disposition of an industrial property in Irvine, California that the Company sold in October 2001. This additional gain had previously been reserved for financial reporting purposes until certain contingencies associated with the disposition were resolved. The net income and the net gains on disposition for these properties have been included in continuing operations for the years ended December 31, 2002, 2001 and 2000 as it relates to properties sold prior to the prospective adoption of SFAS 144 (see Note 21).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Completed Development Projects

During the year ended December 31, 2002, the Company added the following six development projects to the Company’s stabilized portfolio:

Location	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased
15051 Ave. of Science Rancho Bernardo, CA	Office	Q2 2001	Q1 2002	1	70,600	100%

4939 Directors Place Sorrento Mesa, CA	Office	Q1 2002	Q1 2002	1	60,700	100%

23975 Park Sorrento Calabasas, CA	Office	Q2 2001	Q2 2002	1	100,600	100%

15073 Ave. of Science Rancho Bernardo, CA	Office	Q2 2001	Q2 2002	1	46,800	100%

10390 Pacific Center Ct. Sorrento Mesa, CA	Office	Q4 2001	Q2 2002	1	68,400	100%

12340 El Camino Real Del Mar, CA	Office	Q3 2002	Q3 2002	1	89,100	100%

Total				6	436,200

In addition, the Company had also completed the following three office development projects, which were in the lease-up phase at December 31, 2002:

Location	Property Type	Completion Date	Number of Buildings	Rentable Square Feet	Estimated Stabilization Date(1)	Percentage Leased
12100 W. Olympic Blvd. West Los Angeles, CA	Office	Q2 2002	1	151,000	Q2 2003	23	%(2)

999 Sepulveda Blvd. El Segundo, CA	Office	Q3 2002	1	133,700	Q3 2003	0%

3721 Valley Centre Dr. Del Mar, CA	Office	Q3 2002	1	114,800	Q3 2003	100%

Total			3	399,500

(1)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

(2)	Certain aspects of this lease are subject to governmental approval.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2001, the Company completed and stabilized the following four development projects, which were added to the Company’s stabilized portfolio:

Location	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
5717 Pacific Center Sorrento Mesa, CA	Office	Q2 2001	Q2 2001	1	68,000

10243 Genetic Center Drive Sorrento Mesa, CA	Office	Q2 2001	Q2 2001	1	102,900

23925 Park Sorrento Calabasas, CA	Office	Q1 2001	Q3 2001	1	11,800

3661 Valley Center Drive Del Mar, CA	Office	Q2 2001	Q4 2001	1	129,700

Total				4	312,400

4.    Current Receivables

Current receivables consisted of the following at December 31:

	2002	2001
	(in thousands)
Tenant rent, reimbursements, and other receivables	$7,573	$7,605
Allowance for uncollectible tenant receivables	(4,499)	(2,835)

Current receivables, net	$3,074	$4,770

5.    Deferred Rent Receivables

Deferred rent receivables consisted of the following at December 31:

	2002	2001
	(in thousands)
Unbilled deferred rent	$35,453	$30,833
Allowance for unbilled deferred rent	(5,987)	(3,452)

Deferred rent receivables, net	$29,466	$27,381

6.    Deferred Leasing Costs

Deferred leasing costs are summarized as follows at December 31:

	2002	2001
	(in thousands)
Deferred leasing costs	$57,233	$54,603
Accumulated amortization	(25,806)	(21,483)

Deferred leasing costs, net	$31,427	$33,120

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Charge for Previously Capitalized Leasing Costs

The Company’s second largest tenant, Peregrine Systems, Inc. (“Peregrine”) leased four office buildings totaling approximately 423,900 rentable square feet under four separate leases. During the year ended December 31, 2002, Peregrine advised the Company that it likely would not need all of the buildings upon resolution of its financial issues, therefore, the Company recorded a $5.3 million charge to depreciation and amortization for leasing commissions and certain tenant improvements that were previously capitalized in connection with the leases with Peregrine. In addition, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for a fifth and final building that was to be leased to Peregrine. Peregrine surrendered this building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of operating properties. In September 2002, Peregrine filed for bankruptcy, and as part of its bankruptcy filing, Peregrine filed a motion to reject two of the leases encompassing 182,127 rentable square feet. Peregrine did not file to reject the remaining two leases at that time. Peregrine has recently indicated that it intends to file a motion to reject the remaining two leases. The Company did not record additional reserves upon Peregrine’s bankruptcy as the leasing commissions and certain tenant improvements related to the leases with Peregrine were fully reserved.

8.    Deferred Financing Costs

Deferred financing costs are summarized as follows at December 31:

	2002	2001
	(in thousands)
Deferred financing costs	$15,257	$10,058
Fair value of interest rate cap agreements (See Note 11)	212
Accumulated amortization	(9,248)	(6,110)

Deferred financing costs, net	$6,221	$3,948

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

	2002	2001
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$88,630	$91,005
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest payments	79,287
Mortgage note payable, due February 2005, fixed interest at 8.35%, monthly principal and interest payments(a)	76,509	78,065
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.19% and 3.69% at December 31, 2002 and 2001, respectively), monthly interest-only payments(b)(c)	75,671	79,785
Construction loan payable, due April 2002, interest at LIBOR plus 2.00%, (4.13% at December 31, 2001)(b)(d)		56,852
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.17% and 3.63% at December 31, 2002 and 2001, respectively), monthly interest only payments(b)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.40%, (2.82% at December 31, 2002), monthly interest only payments(b)(i)	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	26,652	27,592
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.13% and 3.89% at December 31, 2002 and 2001, respectively), monthly principal and interest payments(b)	20,910	21,499
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,951
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (3.23% at December 31, 2002)(b)(e)(f)	16,242
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,516	12,679
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,549	12,034
Construction loan payable, due November 2002, interest at LIBOR plus 3.00% (5.04% at December 31, 2001)(b)(d)		11,659
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	9,737	10,156
Construction loan payable, due April 2002, interest at LIBOR plus 1.75% (3.65% at December 31, 2001)(b)(g)		9,088
Mortgage note payable, due December 2003, fixed interest at 10.00%, monthly interest accrued through December 31, 2000(h)		8,135
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,417	6,742
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,966
Construction loan payable, due May 2003, interest at LIBOR plus 3.00% (5.09% at December 31, 2001)(b)(d)		3,296

	$507,037	$459,587

(footnotes on next page)

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.

(b)	The variable interest rates stated as of December 31, 2002 and December 31, 2001 are based on the last repricing date during the respective periods. The repricing rates may not be equal to LIBOR at December 31, 2002 and December 31, 2001.

(c)	In September 2002, the Company repaid $4.1 million of the principal balance in connection with the disposition of the office property located in San Diego, California (see Note 3).

(d)	In March 2002, the Company repaid these construction loans in connection with the acquisition of The Allen Group’s minority interest in the Development LLCs (see Notes 2 and 12). The repayments were funded with borrowings under the Company’s Current Credit Facility.

(e)	This loan has an option to extend the maturity for one year.

(f)	This construction loan has a limited recourse provision that holds the Company liable for up to approximately $14.3 million plus any unpaid accrued interest.

(g)	In February 2002, the Company repaid this loan with borrowings under the Company’s Previous Credit Facility.

(h)	In September 2002, the Company repaid this loan with borrowings under the Company’s Current Credit Facility.

(i)	This loan has options to extend the maturity for up to two one-year periods.

The Company’s secured debt was collateralized by 79 operating properties and one in process development project at December 31, 2002 with a combined net book value of $614 million and 61 operating properties and four in process development projects at December 31, 2001 with a combined net book value of $626 million. As of December 31, 2002 and 2001, the Company’s secured debt had a weighted average interest rate, excluding loan fees, of 5.97% and 6.19%, respectively.

At December 31, 2002, nine of the Company’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

Certain secured debt agreements contain restrictive covenants including minimum debt yields and debt service coverage ratios. The Company was in compliance with all of the covenants at December 31, 2002 and 2001.

Scheduled contractual principal payments for the above secured debt at December 31, 2002, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2003	$83,828
2004	44,608
2005	118,399
2006	37,526
2007	27,937
Thereafter	194,739

Total	$507,037

10.    Unsecured Line of Credit and Unsecured Term Facility

In March 2002, the Company obtained a $425 million unsecured revolving credit facility (the “Current Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line (the “Previous Credit Facility”) which was scheduled to mature in November 2002. The Company repaid its $100 million unsecured debt facility, which was scheduled to mature September 2002, with borrowings under the Current Credit Facility. The Current Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.92% at December 31, 2002), depending upon the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s leverage ratio at the time of borrowing, and matures in March 2005. At December 31, 2002, the Company had borrowings of $255.0 million outstanding under the Current Credit Facility and availability of approximately $133.2 million. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Current Credit Facility to finance development expenditures, to fund potential acquisitions and for other general corporate uses.

The Current Credit Facility contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of the covenants of the Current Credit Facility, the Previous Credit Facility and the Unsecured Debt Facility at December 31, 2002 and 2001.

Total interest and loan fees capitalized for the years ended December 31, 2002, 2001 and 2000 were $14.0 million, $13.6 million and $18.0 million, respectively.

11.    Derivative Financial Instruments

As of December 31, 2002 and 2001, the Company reported liabilities of $3.7 million and $5.8 million, respectively, reflecting the fair value of its interest rate swap agreements which are included in other liabilities in the consolidated balance sheets. As of December 31, 2002 the Company reported an asset of $0.2 million reflecting the fair value of its interest rate cap agreements which is included in deferred financing costs in the consolidated balance sheet (see Note 8).

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at December 31:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	2002	2001
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(2,735)	$
Interest rate swap	50,000	LIBOR	2.57%	November 2005	(457)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(248)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(248)
Interest rate swap	150,000	LIBOR	6.95%	February 2002			(1,281)
Interest rate swap	150,000	LIBOR	5.48%	November 2002			(4,497)

Total included in other liabilities					(3,688)		(5,778)

Interest rate cap	50,000	LIBOR	4.25%	January 2005	105
Interest rate cap	50,000	LIBOR	4.25%	January 2005	105
Interest rate cap	50,000	LIBOR	8.50%	April 2002

Total included in deferred financing costs					210

Total					$(3,478)		$(5,778)

The instruments described above have been designated as cash flow hedges. For the years ended December 31, 2002 and 2001, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to continue to be effectively matched. As of December 31, 2002 and 2001, the balance in accumulated net other comprehensive loss relating to derivatives was $5.8 million for both periods. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ending December 31, 2003, the Company estimates that it will reclassify approximately $3.7 million to interest expense.

See Note 2 for the transition adjustments made in connection with the adoption of SFAS 133 on January 1, 2001 and disclosure of the accounting for derivative financial instruments prior to the adoption.

12.    Minority Interests

Common Limited Partnership Unitholders

The Company owned an 86.6% and 90.0% general partnership interest in Operating Partnership as of December 31, 2002 and 2001, respectively. The remaining 13.4% and 10.0% common limited partnership interest as of December 31, 2002 and 2001, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or cash equal to the fair market value at the time of redemption.

During the year ended December 31, 2002, 222,270 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Of these 222,270 common limited partnership units, 177,563 common limited partnership units were owned by a partnership affiliated with The Allen Group. During the year ended December 31, 2001, 687,591 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis. Of these 687,591 common limited partnership units, 410,849 common limited partnership units were owned by a partnership affiliated with The Allen Group. In addition, 47,500 of the 687,591 common limited partnership units were owned by Kilroy Industries, an entity owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, and John B. Kilroy, Jr., the Company’s President and Chief Executive Officer. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership holders.

Development LLC’s

At December 31, 2001, the Minority Interest in Development LLC’s represents interests held by The Allen Group in the Development LLC’s (see Note 1). On March 25, 2002, the Company acquired The Allen Group’s minority interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs. The net consideration was approximately $40.9 million. The acquisition was funded with $2.2 million in cash and 1,398,068 common limited partnership units of the Operating Partnership valued at $38.7 million based upon the closing share price of the Company’s common stock as reported on the New York Stock Exchange. In connection with the acquisition, the Company recognized $3.9 million of preferred return income that had been previously earned but fully reserved for financial reporting purposes until the acquisition was complete and the related litigation between the parties was settled. The preferred return investment earned a 12.5% annual rate of return. In connection with the acquisition, the Company repaid three construction loans, which were secured by certain of the Development LLC properties (see Note 9).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Unitholders

As of December 31, 2002 and 2001, the Company had issued and outstanding 700,000 9.375% Series C Cumulative Redeemable Preferred units (the “Series C Preferred units”), 1,500,000 8.075% Series A Cumulative Redeemable Preferred units (the “Series A Preferred units”), and 900,000 9.250% Series D Cumulative Redeemable Preferred units (the “Series D Preferred units”), representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. The Series C, Series A and Series D Preferred units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after November 24, 2003, February 6, 2003, and December 9, 2004, respectively, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C, Series A and Series D Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 9.375% Series C Cumulative Redeemable Preferred stock beginning November 24, 2008, the Company’s 8.075% Series A Cumulative Redeemable Preferred stock beginning February 6, 2008, and the Company’s 9.250% Series D Cumulative Redeemable Preferred beginning December 9, 2009, respectively or earlier under certain circumstances.

The Company makes quarterly distributions to the Series C, Series A and Series D Preferred unitholders on the 15th day of each February, May, August and November. Included in the Series C, Series A and Series D Preferred unit balances on the balance sheet at December 31, 2002 and 2001 were $0.4 million, $0.8 million and $0.5 million of accrued distributions payable to the Series C, Series A and Series D Preferred unitholders, respectively.

13.    Stockholders’ Equity

During 2002 and 2001, 222,270 and 687,591 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 12). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

In February 2002, the Company filed a registration statement on Form S-3 which registered the potential issuance and resale of up to a total of 1,133 shares of the Company’s common stock in exchange for 1,133 common limited partnership units of the Operating partnership previously issued in connection with the related party acquisition (see Note 17). The common limited partnership units may be exchanged at the Company’s option into shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock resulting from any such exchange.

In February 2003, the Company’s Compensation Committee granted an aggregate of 118,733 restricted shares of the Company’s common stock to certain executive officers and key employees. In February 2002, the Company’s Compensation Committee granted an aggregate of 81,729 restricted shares of the Company’s common stock to certain executive officers. In June 2000, the Company’s Compensation Committee granted 175,000 shares of restricted stock to certain key employees. The restricted shares have the same dividend and voting rights as common stock. The restricted shares are included in the Company’s calculation of weighted average diluted outstanding shares at December 31, 2002, 2001 and 2000 (see Note 15 for the terms of the restricted stock grants and the related amortization of compensation expense).

In November 2002, the Company’s Board of Directors authorized the repurchase of an additional one million shares under its existing common stock share repurchase program. This action increased the total authorized shares under this program to an aggregate of four million shares. During the years ended

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2000, the Company repurchased 508,200 and 1,999,300 shares of its common stock in open market transactions for an aggregate price of $11.4 million and $41.2 million, or $22.39 and $20.58 per share, respectively. The Company did not repurchase any shares during the year ended December 31, 2001. Repurchases were funded primarily through proceeds received from the Company’s disposition program, working capital and borrowings on the Company’s Credit Facility. As of December 31, 2002, an aggregate of 1,227,500 shares remained eligible for repurchase under this program.

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2002, there were no previously unissued shares acquired under the Plan.

The Company has an effective “shelf” registration statement for the issuance of $313 million of the Company’s equity securities.

Accrued distributions at December 31, 2002 and 2001, consisted of the following amounts payable to registered common stockholders of record holding 27,419,880 and 27,426,071 shares of common stock, respectively, and common unitholders holding 4,236,752 and 3,060,954 common limited partnership units of the Operating Partnership, respectively:

	December 31,
	2002	2001
	(in thousands)
Distributions payable to:
Common stockholders	$13,573	$13,165
Common unitholders of the Operating Partnership	2,097	1,469

Total accrued distributions	$15,670	$14,634

14.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2018 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2002, are summarized as follows:

Year Ending	(in thousands)
2003	$161,911
2004	148,930
2005	133,411
2006	116,051
2007	97,277
Thereafter	299,498

Total	$957,078

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Employee Retirement and Stock Option and Incentive Plans

Retirement Savings Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to sixty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. For the years ended December 31, 2002, 2001, and 2000, the Company contributed $0.3 million, $0.3 million, and $0.2 million respectively to the 401(k) Plan.

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

Restricted Shares

Restricted shares of common stock are subject to restrictions determined by the Company’s Compensation Committee. Restricted stock has the same dividend and voting rights as common stock and is legally issued and outstanding. Restricted shares are included in the Company’s weighted average diluted outstanding shares at December 31, 2002, 2001 and 2000.

In connection with the Company’s initial public offering in January 1997, 100,000 restricted shares of common stock were issued to an executive officer of the Company for a price of $1,000 and vest 20% per year over a five-year period. Compensation expense was determined by reference to the market value of the Company’s common shares and was amortized on a monthly basis over the five-year vesting period. Compensation expense relating to these shares was approximately $0.6 million and $0.4 million for the years ended December 31, 2001 and 2000, respectively.

In June 2000, the Company granted an aggregate of 175,000 restricted shares of common stock to certain key employees. The restricted shares vest 100% on March 1, 2003. Compensation expense for the restricted shares is calculated based on the closing per share price of $24.94 on the June 23, 2000 grant date and is amortized on a straight-line basis over the vesting period. The compensation expense related to this restricted stock grant was approximately $1.6 million, $1.6 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In February 2002, the Company’s Compensation Committee granted an aggregate of 81,729 restricted shares of common stock to certain executive officers. Compensation expense for the restricted shares is calculated based on the closing per share price of $25.74 on the February 26, 2002 grant date and is amortized on a straight-line basis over the vesting period. Of the shares granted, 20,541 vest over a one-year period and 61,188 vest over a two-year period. The compensation expense related to this restricted stock grant was approximately $1.1 million for the year ended December 31, 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2002, the Company’s Compensation Committee approved two new programs under the Stock Plan for the future potential issuance of restricted shares of common stock and one program under the Stock Plan for the potential payment of cash to certain key employees as part of their annual and long-term incentive compensation. The number of shares that will ultimately be issued and the amount of cash that will ultimately be paid under these programs will be contingent upon both the Company and the individuals meeting certain financial, operating and development performance targets during each fiscal year. The awards are payable at the discretion of the Compensation Committee. The restricted stock awards will vest over one to two years, depending upon the specific program and will be expensed over the performance and vesting periods.

In February 2003, the Company’s Compensation Committee granted an aggregate of 118,733 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date and is amortized on a straight-line basis over the vesting period. Of the shares granted, 25,903 vest over a one-year period and 92,830 vest over a two-year period. The Company recorded approximately $1.0 million in compensation expense related to this restricted stock grant during the year ended December 31, 2002 as it related to the 2002 performance period. The restricted stock award will be expensed over the performance and vesting periods.

Stock Options

At December 31, 2002 and 2001, an aggregate of 1,167,272 and 1,436,341 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $23.30 and $23.15, respectively. The weighted average exercise price of the options outstanding at December 31, 2002 and 2001 was $23.40 and $23.22, respectively, with a weighted average remaining contractual life of 5.0 years and 6.0 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

The Company’s stock option activity is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,994,000	$23.07
Granted	95,000	23.93
Exercised	(59,535)	22.42
Cancelled	(16,666)	27.69

Outstanding at December 31, 2000	2,012,799	23.13
Granted	25,000	26.51
Exercised	(424,797)	22.43
Cancelled	(80,000)	25.06

Outstanding at December 31, 2001	1,533,002	23.22

Granted	25,000	25.77
Exercised	(292,403)	22.67
Cancelled	(25,000)	23.00

Outstanding at December 31, 2002	1,240,599	23.40

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $23,000 of compensation expense for the year ended December 31, 2002. This compensation expense relates to the Company’s annual grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

16.    Commitments and Contingencies

Operating leases—The Company has noncancelable ground lease obligations on the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for an additional 30 years; 12312 W. Olympic Boulevard in Santa Monica, California with the primary lease expiring in January 2065 and a smaller secondary lease expiring in September 2011; and Kilroy Airport Center, Long Beach, California with a lease period for Phases I, II and III expiring July 2084 and a lease period for Phase IV expiring in 2035. On the Kilroy Airport Center and the SeaTac Office Center ground leases, rentals are subject to adjustments every five years based on the Consumer Price Index. On the 12312 W. Olympic Boulevard ground lease, rentals are subject to adjustments every year based on the Consumer Price Index.

During the year ended December 31, 2002 the Company renegotiated the ground leases at Kilroy Airport Center, Phases I, II, and III in Long Beach, California resulting in a reduction of annual ground lease expense of approximately $0.3 million. The ground lease obligation will be subject to fair market value adjustments every five years. The Company also exercised the option to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084 as discussed above.

The minimum commitment under these leases at December 31, 2002 was as follows:

Year Ending	(in thousands)
2003	$1,539
2004	1,540
2005	1,522
2006	1,508
2007	1,511
Thereafter	71,400

Total	$79,020

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Related-Party Transactions

Acquisition and Note Receivable from Related Party

In a series of transactions from May 2000 through January 2001, the Company acquired the fee interest in a three building office complex located in El Segundo, California from KAICO, a partnership owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members.

On May 1, 2000, the Company purchased a non-recourse note receivable secured by the office complex with an outstanding principal balance of $60.8 million, accrued interest of $10.2 million, an annual interest rate of 9.63%, and a maturity date of February 1, 2005 from an institutional lender for $45.3 million. At the time of the acquisition, KAICO was in payment default under the terms of the note. The Company recorded its investment in the impaired note at the $45.3 million purchase price and recorded no additional impairment allowance since the Company believed that the purchase price of the note was less than the fair market value of the complex securing it as supported by independent, third-party appraisals. The Company and KAICO also entered into agreements whereby the Company agreed to pay KAICO approximately $3.3 million for the reimbursement of expenditures incurred by KAICO on the complex since 1997 and for the modification of an existing option that the Company held to purchase the complex. The acquisition of the note was funded with borrowings under the Company’s Credit Facility.

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

In January 2001, the Company purchased the remaining 75% tenancy-in-common interest in the complex from KAICO for $33.4 million in cash. The Company partially funded the acquisition with $28.4 million in proceeds from property dispositions that were held for use in tax-deferred property exchanges. The remaining $5.0 million was funded with borrowings under the Company’s Credit Facility. Concurrent with the purchase of the 75% interest, the outstanding note receivable from related party and related accrued interest balances were paid to the Company. The Company owned a 100% interest in the complex as a result of the acquisition of the 75% interest.

In July 2002, KAICO received a $1.4 million net insurance payment for earthquake related damage to this three building office complex. In connection with the initial acquisition, KAICO and the Company agreed that KAICO would be entitled to retain all claims under policies of insurance in effect with respect to these properties, with the exception that KAICO transferred to the Company the rights to any claims under any insurance policy that related to the portion of the complex known as 909 North Sepulveda Boulevard. Of the total $1.4 million payment, $1.2 million related to claims for 955 and 999 North Sepulveda Boulevard and $0.2 million related to claims for 909 North Sepulveda Boulevard. Based on the agreement between KAICO and the Company, the $0.2 million that related to 909 North Sepulveda Boulevard was paid to a wholly-owned subsidiary of the Company in July 2002.

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

As part of the Company’s marketing strategy, in April 2000, KSI entered into an agreement with TradeWind Navigation, Inc., a company owned solely by John B. Kilroy, Sr., to charter a sailing vessel for 26 weeks during the year. KSLLC assumed this agreement on January 1, 2001. The Company uses the sailing vessel in its marketing efforts by sponsoring broker events. During both years ended December 31, 2002 and 2001, KSLLC paid TradeWind Navigation, Inc. approximately $0.3 million, under this agreement. During year ended December 31, 2000, KSI paid TradeWind Navigation, Inc. approximately $0.2 million under this agreement. This agreement will terminate in April 2003.

In October 1997, KSI entered into a management agreement to manage the development of certain properties owned by entities under the common control of a senior executive officer of The Allen Group. KSLLC assumed this agreement and the related receivables as of January 1, 2001. At December 31, 2001, KSLLC had a receivable balance of $80,000 for management fees earned. This agreement was terminated in March 2002 and the Company received payment for the related receivable balances in connection with the acquisition of The Allen Group’s minority interest in the Development LLC’s (see Notes 2 and 12).

At December 31, 2002 and 2001, other assets include a note receivable and accrued interest totaling approximately $0.2 million and $0.3 million, respectively due from a Senior Vice President of the Company. The note, which was issued in November 2000, bears interest at 8%, matures in July 2005, and is secured by real property owned by the officer.

18.    Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company’s variable-rate secured debt and unsecured term facility and outstanding borrowings on the Credit Facility approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company.

For fixed-rate secured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s fixed-rate secured debt was $359 million and $301 million at December 31, 2002 and 2001, respectively.

19.    Lease Termination Fee

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the execution of the stipulation, the Company obtained possession of approximately 128,000 of the total 151,000 rentable square feet leased to eToys. eToys occupied the remaining 23,000 rentable square feet through August 15, 2001 and paid rent on this space based upon the terms in the stipulation.

In August 2002, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the United States Bankruptcy Court District of Delaware against the Company seeking return of the proceeds from two letters of credit previously drawn down by the Company (the “EBC I Lawsuit”). The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. In January 2003, the bankruptcy court abstained from hearing the EBC I Lawsuit with respect to all state law issues other than whether the Company’s retention or application of the letters of credit proceeds violated section 502(b)(6) of the Bankruptcy Code. Therefore to the extent EBC I intends on proceeding with its claims, it will be required to refile a separate lawsuit in the California Superior Court. As of the date of this report, the Company has received no notice of such refilling. However, if EBC I files and prevails in a separate lawsuit, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

20.    Segment Disclosure

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues and Expenses:
Office Properties:
Operating revenues(1)	$163,799	$161,226	$129,364
Property and related expenses	41,694	39,130	31,031

Net operating income, as defined	122,105	122,096	98,333

Industrial Properties:
Operating revenues(1)	37,783	41,354	47,286
Property and related expenses	6,007	6,078	7,010

Net operating income, as defined	31,776	35,276	40,276

Total Reportable Segments:
Operating revenues(1)	201,582	202,580	176,650
Property and related expenses	47,701	45,208	38,041

Net operating income, as defined	153,881	157,372	138,609

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	153,881	157,372	138,609
Other unallocated revenues:
Interest income	513	1,030	4,602
Other unallocated expenses:
General and administrative expenses	12,557	11,692	10,535
Interest expense	35,640	41,457	38,810
Depreciation and amortization	59,781	51,460	40,618

Income from continuing operations	46,416	53,793	53,248
Net gains on dispositions of operating properties	896	4,714	11,256
Minority interests	(15,252)	(21,386)	(20,236)
Income from discontinued operations	8,252	2,702	2,578
Cumulative effect of change in accounting principle		(1,392)

Net income	$40,312	$38,431	$46,846

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,081,971	$933,300
Undeveloped land and construction in progress, net	108,465	191,129
Total assets (1)	1,242,437	1,176,141

Industrial Properties:
Land, buildings and improvements, net	217,279	234,900
Total assets (1)	229,245	248,459

Total Reportable Segments:
Land, buildings and improvements, net	1,299,250	1,168,200
Undeveloped land and construction in progress, net	108,465	191,129
Total assets (1)	1,471,682	1,424,600

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,471,682	1,424,600
Other unallocated assets:
Cash and cash equivalents	15,777	16,487
Restricted cash	6,814	5,413
Deferred financing costs, net	6,221	3,948
Prepaid expenses and other assets	6,108	6,781

Total consolidated assets	$1,506,602	$1,457,229

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rents receivable, and deferred leasing costs, all shown on a net basis.

	December 31,
	2002	2001
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for undeveloped land and construction in progress	$117,600	$134,004
Acquisition of operating properties	7,569	38,875
Recurring capital expenditures and tenant improvements	14,490	11,933

Industrial Properties:
Recurring capital expenditures and tenant improvements	1,120	4,989

Total Reportable Segments:
Expenditures for undeveloped land and construction in progress	117,600	134,004
Acquisition of operating properties	7,569	38,875
Recurring capital expenditures and tenant improvements	15,610	16,922

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Discontinued Operations

In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 2). For the years ended December 31, 2002, 2001 and 2000, discontinued operations relates to the 12 industrial and five office buildings that the Company sold in 2002 (see Note 3). In connection with the disposition of one of the properties, the Company repaid approximately $4.1 million in principal of a mortgage loan partially secured by the property. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
REVENUES:
Rental income	$4,656	$5,286	$4,950
Tenant reimbursements	711	727	895
Other Income	19	22	26

Total revenues	5,386	6,035	5,871

EXPENSES:
Property expenses	934	1,075	1,006
Real estate taxes	478	535	534
Interest expense	94	222	299
Depreciation and amortization	1,005	1,184	1,086

Total expenses	2,511	3,016	2,925

Net income from discontinued operations	2,875	3,019	2,946
Net gain on disposition of discontinued operations	6,570
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,193)	(317)	(368)

Total income from discontinued operations	$8,252	$2,702	$2,578

The following table summarizes the total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Reportable Segments:
Office Properties	$3,822	$1,354	$1,400
Industrial Properties	4,430	1,348	1,178

Total income from discontinued operations	$8,252	$2,702	$2,578

22.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before cumulative effect of change in accounting principle	$32,060	$37,121	$44,268
Discontinued operations	8,252	2,702	2,578
Cumulative effect of change in accounting principle		(1,392)

Net income—numerator for basic and diluted earnings per share	$40,312	$38,431	$46,846

Denominator:
Basic weighted average shares outstanding	27,449,676	27,167,006	26,598,926
Effect of dilutive securities—stock options and restricted shares	272,521	205,945	156,058

Diluted weighted average shares and common share equivalents outstanding	27,722,197	27,372,951	26,754,984

Basic earnings per share:
Net income from continuing operations before cumulative effect of change in accounting principle	$1.17	$1.37	$1.66
Discontinued operations	.30	0.09	0.10
Cumulative effect of change in accounting principle		(0.05)

Net income	$1.47	$1.41	$1.76

Diluted earnings per share:
Net income from continuing operations before cumulative effect of change in accounting principle	$1.16	$1.36	$1.65
Discontinued operations	0.29	0.09	0.10
Cumulative effect of change in accounting principle		(0.05)

Net income	$1.45	$1.40	$1.75

At December 31, 2002, Company employees and directors held options to purchase 941,092 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2002, 2001 and 2000 as follows:

	2002	2001	2000
Dividends declared per common share	$1.980	$1.920	$1.800
Less: Dividends declared in the current year, and paid in the following year	(0.495)	(0.480)	(0.450)
Add: Dividends declared in the prior year, and paid in the current year	0.480	0.450	0.420

Dividends paid per common share	$1.965	$1.890	$1.770

The income tax treatment for distributions reportable for the years ended December 31, 2002, 2001, and 2000 as identified in the table above, was as follows:

	2002		2001		2000
Ordinary income	$1.522	77.47%	$1.093	57.82%	$1.110	62.71%
Return of capital	0.292	14.88	0.742	39.27	0.448	25.31
Capital gains	0.070	3.56	0.029	1.52	0.149	8.42
Unrecaptured section 1250 capital gains	0.081	4.09	0.026	1.39	0.063	3.56

	$1.965	100.00%	$1.890	100.00%	$1.770	100.00%

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was as follows:

	2002 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$51,081	$49,640	$49,721	$51,653
Net operating income from continuing operations(2)	39,288	37,962	37,779	38,852
Income from continuing operations	12,779	4,102	6,957	8,224
Discontinued operations	728	855	928	5,741
Net income	13,507	4,957	7,885	13,965
Net income per share—basic	$0.50	$0.18	$0.29	$0.51
Net income per share—diluted	$0.49	$0.18	$0.28	$0.50

	2001 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$48,946	$56,734	$49,906	$48,024
Net operating income from continuing operations(2)	37,898	44,395	37,794	37,286
Income from continuing operations before cumulative effect of change in accounting principle	7,226	14,410	8,597	6,889
Discontinued operations	592	687	686	736
Cumulative effect of change in accounting principle	(1,392)
Net income	6,426	15,097	9,283	7,625
Net income per share before cumulative effect of change in accounting principle—basic	$0.29	$0.56	$0.34	$0.28
Net income per share before cumulative effect of change in accounting principle—diluted	$0.29	$0.55	$0.34	$0.28
Net income per share—basic	$0.24	$0.56	$0.34	$0.28
Net income per share—diluted	$0.24	$0.55	$0.34	$0.28

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of net operating income.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10Q due to the reclassification of the net income and net gains on the dispositions of operating properties sold subsequent to December 31, 2001 to discontinued operations, in accordance with SFAS 144 (see Note 21).

25.    Subsequent Events

On January 17, 2003, aggregate distributions of $15.7 million were paid to common stockholders and common unitholders of record on December 31, 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, Peregrine Systems, Inc. indicated to the Company that it intends to file a motion to reject the remaining two leases encompassing approximately 241,750 rentable square feet that it has with the Company.

In January 2003, the Company recognized a $4.1 million lease termination fee from the early termination of a lease at 68,000 square foot property in San Diego, California.

On February 10, 2003, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.495 per common share payable on April 17, 2003 to shareholders of record on March 28, 2003.

On February 14, 2003, aggregate distributions of $3.4 million were paid to the Series C, Series A and Series D Preferred unitholders.

In February 2003, Brobeck, Phleger & Harrison LLP, the Company’s sixth largest tenant, dissolved and began winding up its operations. Brobeck leases two buildings totaling 161,500 rentable square feet with annual base rental revenues of $4.2 million. The two leases with Brobeck represent approximately 2.4% of the Company’s annual base rental revenues. Brobeck did not timely pay rent for either building for February 2003 and remains in possession of the premises. The Company is currently pursuing legal action against Brobeck.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Schedule of Rental Property

	December 31, 2002
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
Kilroy Airport Center, El Segundo El Segundo, California	$6,141	$69,195	$26,389	$6,141	$95,584	$101,725	$61,363	1983	(C)	706,302
Kilroy Airport Center, Phase I— Long Beach, California			25,514		25,514	25,514	4,403	1997	(A)	225,083
Kilroy Airport Center, Phase II— Long Beach, California		47,387	10,919		58,306	58,306	29,378	1989	(C)	395,613
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California	1,518	2,612	623	1,518	3,235	4,753	632	1997	(A)	43,228
2829 Townsgate Road Thousand Oaks, California	5,248	8,001	1,233	5,248	9,234	14,482	1,873	1997	(A)	81,158
181/185 S. Douglas Street El Segundo, California	525	4,687	3,332	628	7,916	8,544	4,555	1978	(C)	62,150
SeaTac Office Center Seattle, Washington		25,993	20,533		46,526	46,526	32,295	1977	(C)	532,430
2100 Colorado Avenue Santa Monica, California	5,474	26,087	458	5,476	26,543	32,019	4,166	1997	(A)	94,844
5151-5155 Camino Ruiz Camarillo, California	4,501	19,710	1,915	4,501	21,625	26,126	3,505	1997	(A)	265,372
111 Pacifica Irvine, California	5,165	4,653	1,114	5,166	5,766	10,932	1,093	1997	(A)	67,381
2501 Pullman/1700 Carnegie Santa Ana, California	6,588	9,211	3,639	7,127	12,311	19,438	1,260	1997	(A)	129,766
26541 Agoura Road Calabasas, California	1,979	9,630	2,466	1,979	12,096	14,075	3,302	1997	(A)	90,878
9451 Toledo Way Irvine, California		869	1,207		2,076	2,076	712	1997	(A)	27,200
1633 26th Street Santa Monica, California	2,080	6,672	1,454	2,040	8,166	10,206	1,777	1997	(A)	44,915
4351 Latham Avenue Riverside, California	307	1,555	169	307	1,724	2,031	323	1997	(A)	21,357
4361 Latham Avenue Riverside, California	764	3,577	145	765	3,721	4,486	606	1997	(A)	30,581
601 Valencia Avenue Brea, California	3,518	2,900	99	3,519	2,998	6,517	515	1997	(A)	60,891
3750 University Avenue Riverside, California	2,909	19,372	849	2,912	20,218	23,130	3,182	1997	(A)	124,986
6215/6220 Greenwich Drive San Diego, California	4,796	15,863	8,225	5,148	23,736	28,884	4,173	1997	(A)	212,214
6055 Lusk Avenue San Diego, California	3,935	8,008	21	3,942	8,022	11,964	1,184	1997	(A)	93,000
6260 Sequence Drive San Diego, California	3,206	9,803	23	3,212	9,820	13,032	1,450	1997	(A)	130,000
6290 Sequence Drive San Diego, California	2,403	7,349	17	2,407	7,362	9,769	1,087	1997	(A)	90,000
8101 Kaiser Blvd Anaheim, California	2,369	6,180	418	2,377	6,590	8,967	1,056	1997	(A)	60,177
3130 Wilshire Blvd. Santa Monica, California	8,921	6,579	3,737	9,188	10,049	19,237	2,443	1997	(A)	88,338

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
12312 W. Olympic Blvd. Los Angeles, California	$3,325	$12,202	$574	$3,399	$12,702	$16,101	$1,854	1997	(A)	78,000
Anaheim Corporate Center Anaheim, California	5,305	10,149	1,766	5,311	11,909	17,220	2,234	1997	(A)	157,758
525 N. Brand Blvd. Glendale, California	1,360	8,771	114	1,373	8,872	10,245	1,270	1997	(A)	43,647
Kilroy Airport Long Beach— Phase IV(2) Long Beach, California			2,088		2,088	2,088	1,470
501 Santa Monica Blvd. Santa Monica, California	4,547	12,044	1,143	4,551	13,183	17,734	2,231	1998	(A)	70,045
5770 Armada Drive Carlsbad, California	2,626	7,880	7	2,626	7,887	10,513	1,071	1998	(A)	81,712
6340/6350 Sequence Drive San Diego, California	7,375	22,126	2,402	7,386	24,517	31,903	3,988	1998	(A)	199,000
15378 Avenue of Science San Diego, California	3,565	3,796	1,586	3,565	5,382	8,947	591	1998	(A)	68,910
Pacific Corporate Center San Diego, California	14,979	39,634	3,857	14,978	43,492	58,470	6,604	1998	(A)	411,339
9455 Towne Center Drive San Diego, California		3,936	3,143	3,118	3,961	7,079	663	1998	(A)	45,195
12225/12235 El Camino Real San Diego, California	3,207	18,176	42	3,213	18,212	21,425	2,214	1998	(A)	115,513
12348 High Bluff Drive San Diego, California	1,629	3,096	1,353	1,629	4,449	6,078	1,654	1999	(C)	40,274
4690 Executive Drive San Diego, California	1,623	7,926	455	1,623	8,381	10,004	1,068	1999	(A)	50,929
9785/9791 Towne Center Drive San Diego, California	4,536	16,554	46	4,546	16,590	21,136	1,777	1999	(A)	126,000
5005/5010 Wateridge Vista Drive San Diego, California	7,106	15,816	5,577	9,223	19,276	28,499	1,758	1999	(C)	172,778
3579 Valley Center Drive San Diego, California	2,167	6,897	1,834	2,841	8,057	10,898	629	1999	(C)	52,375
Kilroy Airport Center—Phase III Long Beach, California		49,654	4,219		53,873	53,873	8,543	1999/2000	(C)	328,502
12390 El Camino Real San Diego, California	3,453	11,981	87	3,453	12,068	15,521	1,507	2000	(C)	72,332
6310 Sequence Drive San Diego, California	2,941	4,946	(7)	2,941	4,939	7,880	574	2000	(C)	62,415
15435/15445 Innovation Drive San Diego, California	4,286	12,622	10	4,286	12,632	16,918	2,587	2000	(C)	103,000
24025 Park Sorrento Calabasas, California	845	15,896	417	845	16,313	17,158	2,014	2000	(C)	100,592
12200 W. Olympic Blvd. Los Angeles, California	4,329	35,488	2,596	3,977	38,436	42,413	3,424	2000	(C)	151,019
3611 Valley Centre Drive San Diego, California	4,184	19,352	5,604	5,261	23,879	29,140	1,494	2000	(C)	129,680
3811 Valley Centre Drive San Diego, California	3,452	16,152	5,542	4,471	20,675	25,146	1,198	2000	(C)	112,067
4955 Directors Place San Diego, California	2,521	14,122	2,156	3,160	15,639	18,799	1,172	2000	(C)	76,246
10390 Pacific Center San Diego, California	3,267	5,779	4,554	3,267	10,333	13,600	140	2001	(C)	68,400

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
5717 Pacific Center San Diego California	$2,693	$6,280	$6	$2,693	$6,286	$8,979	$352	2001	(C)	67,995
23975 Park Sorrento Calabasas, California	765	17,720	2,332	765	20,052	20,817	1,164	2001	(C)	100,592
23925 Park Sorrento San Diego, California	50	2,346	221	50	2,567	2,617	138	2001	(C)	11,789
909 N. Sepulveda Blvd. El Segundo, California	3,576	34,042	262	3,576	34,304	37,880	1,836	2001	(A)	248,148
15051 Avenue of Science San Diego, California	2,888	5,780	5,579	2,888	11,359	14,247	400	2001	(C)	70,617
15073 Avenue of Science San Diego, California	2,070	5,728	1,303	2,070	7,031	9,101	446	2001	(C)	46,759
3661 Valley Centre Drive San Diego, California	4,038	21,144	2,847	4,762	23,267	28,029	1,065	2001	(C)	129,752
10243 Genetic Center Drive San Diego, California	4,632	19,549	2	4,632	19,551	24,183	1,245	2001	(C)	102,875
12100 W. Olympic Blvd. Los Angeles, California	352	45,611	402	8,091	38,274	46,365	43	2002	(C)	151,000
4939 Directors Place San Diego, California	2,225	12,698	719	2,225	13,417	15,642	322	2002	(C)	60,662
12340 El Camino Real San Diego, California	4,201	13,896	724	4,201	14,620	18,821	156	2002	(C)	89,168
3721 Valley Centre Blvd. San Diego, California	4,297	18,967	1,404	4,297	20,371	24,668		2002	(C)	114,780
999 N. Sepulveda Blvd. El Segundo, California	1,407	34,326	591	1,407	34,917	36,324		2002	(C)	133,678

TOTAL OFFICE PROPERTIES	$198,169	$928,975	$182,056	$216,301	$1,092,899	$1,309,200	$227,229			7,923,407

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$132	$867	$2,698	$132	$3,565	$3,697	$3,540	1954	(C)	192,053
3340 E. La Palma Avenue Anaheim, California	67	1,521	4,960	67	6,481	6,548	4,385	1966	(C)	153,320
2260 E. El Segundo Blvd. El Segundo, California	1,423	4,194	2,099	1,703	6,013	7,716	3,876	1979	(C)	113,820
2265 E. El Segundo Blvd. El Segundo, California	1,352	2,028	651	1,571	2,460	4,031	1,881	1978	(C)	76,570
1000 E. Ball Road Anaheim, California	838	1,984	921	838	2,905	3,743	2,473	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California	395	1,489	2,058	395	3,547	3,942	2,889	1982	(C)	57,730
12681/12691 Pala Drive Garden Grove, California	471	2,115	2,706	471	4,821	5,292	4,083	1980	(A)	84,700
2270 E. El Segundo Blvd. El Segundo, California	361	100	156	419	198	617	116	1977	(C)	6,362
5115 N. 27th Avenue Phoenix, Arizona	125	1,206	843	125	2,049	2,174	1,270	1962	(C)	130,877
12752/12822 Monarch Street Garden Grove, California	3,975	5,238	587	3,975	5,825	9,800	1,108	1997	(A)	277,037
4155 E. La Palma Avenue Anaheim, California	1,148	2,681	387	1,148	3,068	4,216	595	1997	(A)	74,618
4125 E. La Palma Avenue Anaheim, California	1,690	2,604	14	1,690	2,618	4,308	478	1997	(A)	69,472

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2002
	Initial Cost		Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Brea Industrial Complex Brea, California	$1,263	$13,927	$195	$1,263	$14,122	$15,385	$2,363	1997	(A)	276,278
Garden Grove Industrial Complex Garden Grove, California	1,868	11,894	483	1,868	12,377	14,245	2,122	1997	(A)	275,971
17150 Von Karman Irvine, California	4,848	7,342	72	4,848	7,414	12,262	1,206	1997	(A)	157,458
7421 Orangewood Avenue Garden Grove, California	612	3,967	1,500	612	5,467	6,079	614	1997	(A)	82,602
5325 East Hunter Avenue Anaheim, California	1,728	3,555		1,728	3,555	5,283	576	1997	(A)	109,449
9401 Toledo Way Irvine, California	8,572	7,818	(2,331)	5,665	8,394	14,059	1,253	1997	(A)	244,800
12400 Industry Street Garden Grove, California	943	2,110	35	943	2,145	3,088	357	1997	(A)	64,200
2055 S.E. Main Street Irvine, California	772	2,343	137	772	2,480	3,252	393	1997	(A)	47,583
14831 Franklin Avenue Tustin, California	1,112	1,065	272	1,113	1,336	2,449	293	1997	(A)	36,256
1675 MacArthur Costa Mesa, California	2,076	2,114	166	2,076	2,280	4,356	332	1997	(A)	50,842
3130/3150 Miraloma Anaheim, California	3,335	3,727	(11)	3,335	3,716	7,051	564	1997	(A)	144,000
3125 E. Coronado Street Anaheim, California	3,669	4,341	245	3,669	4,586	8,255	669	1997	(A)	144,000
1951 E. Carnegie Santa Ana, California	1,830	3,630	1,381	1,844	4,997	6,841	831	1997	(A)	100,000
5115 E. La Palma Avenue Anaheim, California	2,462	6,675	4,502	2,464	11,175	13,639	1,743	1997	(A)	286,139
3735 Imperial Highway Stockton, California	764	10,747	18	764	10,765	11,529	1,589	1997	(A)	164,540
1250 N. Tustin Avenue Anaheim, California	2,098	4,158	200	2,098	4,358	6,456	574	1998	(A)	84,185
2911 Dow Avenue Tustin, California	1,124	2,408	591	1,124	2,999	4,123	328	1998	(A)	51,410
25202 Towne Center Drive Foothill Ranch, California	3,334	8,243	4,701	4,949	11,329	16,278	2,553	1998	(C)	303,533
3250 E. Carpenter Avenue Anaheim, California			2,289		2,289	2,289	406	1998	(C)	41,225
925 / 1075 Lambert Road Brea, California	3,326	7,020	1,752	3,326	8,772	12,098	1,661	2000	(C)	178,811
Anaheim Technology Center Anaheim, California	10,648	20,221	4,706	10,649	24,926	35,575	4,114	2000	(C)	593,992
2525 Pullman Anaheim, California	4,283	3,276	318	4,283	3,594	7,877	39	2002	(A)	107,130

TOTAL INDUSTRIAL PROPERTIES.	$72,644	$156,608	$39,301	$71,927	$196,626	$268,553	$51,274			4,880,963

TOTAL ALL PROPERTIES	$270,813	$1,085,583	$221,357	$288,228	$1,289,525	$1,577,753	$278,503			12,804,370

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.5 billion as of December 31, 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2000 to December 31, 2002:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Land, building and improvements, beginning of year	$1,409,865	$1,321,439	$1,220,593
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	167,888	88,426	100,846

Land, building and improvements, end of year	1,577,753	1,409,865	1,321,439

Undeveloped land and construction in progress, net, beginning of year	191,129	162,633	189,645
Change in undeveloped land and construction in progress, net	(82,664)	28,496	(27,012)

Undeveloped land and construction in progress, net, end of year	108,465	191,129	162,633
Investment in unconsolidated real estate			12,405

Total investment in real estate, net, end of year	$1,686,218	$1,600,994	$1,496,477

The following table reconciles the accumulated depreciation from January 1, 2000 to December 31, 2002:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Beginning of year	$241,665	$205,332	$174,427
Net additions during the period	36,838	36,333	30,905

End of year	$278,503	$241,665	$205,332

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2002, 2001 and 2000

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Year Ended December 31, 2002—Allowance for uncollectible tenant receivables	$2,835	$2,098	$(434)	$4,499

Year Ended December 31, 2001—Allowance for uncollectible tenant receivables	$1,617	$2,356	$(1,138)	$2,835

Year Ended December 31, 2000—Allowance for uncollectible tenant receivables	$1,354	$852	$(589)	$1,617

Year Ended December 31, 2002—Allowance for unbilled deferred rent	$3,452	$4,935	$(2,400)	$5,987

Year Ended December 31, 2001—Allowance for unbilled deferred rent	$2,000	$1,485	$(33)	$3,452

Year Ended December 31, 2000—Allowance for unbilled deferred rent	$1,339	$1,021	$(360)	$2,000

Year Ended December 31, 2002—Allowance for pre-development costs	$1,050	$519	$(3)	$1,566

Year Ended December 31, 2001—Allowance for pre-development costs	$506	$588	$(44)	$1,050

Year Ended December 31, 2000—Allowance for pre-development costs	$703		$(197)	$506

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

3.3	Form of Certificate for Common Stock of the Registrant(1)

3.4	Articles Supplementary of the Registrant designating 8.075% Series A Cumulative Redeemable Preferred Stock(10)

3.5	Articles Supplementary of the Registrant, designating 8.075% Series A Cumulative Redeemable Preferred Stock(13)

3.6	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(23)

3.7	Articles Supplementary of the Registrant designating its 9.375% Series C Cumulative Redeemable Preferred Stock(15)

3.8	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock(20)

4.1	Registration Rights Agreement, dated January 31, 1998(1)

4.2	Registration Rights Agreement, dated February 6, 1999(10)

4.3	Registration Rights Agreement, dated April 20, 1999(13)

4.4	Registration Rights Agreement, dated November 24, 1999(15)

4.5	Registration Rights Agreement, dated as of October 31, 1998(7)

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

10.11	Lease Agreement, dated December 30, 1988, by and between Kilroy Long Beach Associates and City of Long Beach for Kilroy Long Beach Phase II(1)

10.12	First Amendment to Lease, dated January 24, 1989, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.13	Second Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.14	First Amendment to Lease Agreement, dated December 28, 1990, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(1)

10.15	Third Amendment to Lease Agreement, dated October 10, 1994, by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(1)

10.16	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.17	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(1)

10.18	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries, dated May 15, 1969, for SeaTac Office Center(1)

10.19	Amendment No. 1 to Ground Lease and Grant of Easement, dated April 27, 1973, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.20	Amendment No. 2 to Ground Lease and Grant of Easement, dated May 17, 1977, among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(1)

10.21	Airspace Lease, dated July 10, 1980, by and among the Washington State Department of Transportation, as lessor, and Sea Tac Properties, Ltd. and Kilroy Industries, as lessee(1)

10.22	Lease, dated April 1, 1980, by and among Bow Lake, Inc., as lessor, and Kilroy Industries and SeaTac Properties, Ltd., as lessees for Sea/Tac Office Center(1)

10.23	Amendment No. 1 to Ground Lease, dated September 17, 1990, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.24	Amendment No. 2 to Ground Lease, dated March 21, 1991, between Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessee(1)

10.25	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(1)

10.26	Environmental Indemnity Agreement(1)

10.27	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(1)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(1)

10.29	Employment Agreement between the Registrant and John B. Kilroy, Jr.(1)

10.30	Employment Agreement between the Registrant and Richard E. Moran Jr.(1)

10.31	Employment Agreement between the Registrant and Jeffrey C. Hawken(1)

10.32	Employment Agreement between the Registrant and C. Hugh Greenup(1)

Exhibit Number	Description
10.33	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.34	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.35	License Agreement by and among the Registrant and the other persons named therein(1)

10.36	Form of Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits(1)

10.37	Mortgage Note(1)

10.38	Indemnity Agreement(1)

10.39	Assignment of Leases, Rents and Security Deposits(1)

10.40	Variable Interest Rate Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.41	Environmental Indemnity Agreement(1)

10.42	Assignment, Rents and Security Deposits(1)

10.43	Form of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents(1)

10.44	Assignment of Leases, Rents and Security Deposits(1)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions, dated April 30, 1998, by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(2)

10.46	Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 30, 1998, by and between Camarillo Partners and Kilroy Realty, L.P.(2)

10.47	Purchase and Sale Agreement and Escrow Instructions, dated May 5, 1998, by and between Kilroy Realty, L.P. and Pullman Carnegie Associates(4)

10.48	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated June 27, 1998, by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(4)

10.49	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions, dated May 12, 1998, by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(3)

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

10.70	Amended and Restated Guaranty of Payment, dated as of October 8, 2000, between Kilroy Realty Corporation and Morgan Guaranty Trust Company of New York.(14)

10.71	Promissory Notes Aggregating $95.0 Million Payable to Teachers Insurance and Annuity Association of America(18)

10.72	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement Securing Promissory Notes Payable to Teachers Insurance and Annuity Association of America(18)

10.73	Second Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $400 million(19)

10.74	Second Amended and Restated Guaranty of Payment(19)

10.75	Credit Agreement and Form of Promissory Notes Aggregating $90.0 million(19)

Exhibit Number	Description
10.76	Variable Interest Rate Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing(19)

10.77	Guaranty of Recourse Obligations of Borrowing(19)

10.78	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 9, 1999(21)

10.79	Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated December 30, 1999(24)

10.80	Admission of New Partner and Amendment to New Partnership Agreement dated October 6, 2000(24)

10.81	Credit Agreement and Form of Promissory Notes Aggregating $100.0 million(22)

10.82	Employment Agreement between the Registrant and Tyler H. Rose(25)

10.83	Secured Promissory Notes and Deeds of Trust Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company, dated January 10, 2002(25)

10.84	Third Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $425 million(26)

10.85	Third Amended and Restated Guaranty of Payment(26)

21.1	List of Subsidiaries of the Registrant(17)

*23.1	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney (included in the signature page of this Form 10-K)

*	Filed herewith

**	Previously filed

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) as declared effective in January 28, 1998 and incorporated herein by reference.

(2)	Previously filed as exhibit 10.11 and 10.12, respectively, to the Current Report on Form 8-K, dated May 22, 1998, and incorporated herein by reference.

(3)	Previously filed as exhibit 10.57, 10.58 and 10.59, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(4)	Previously filed as exhibit 10.54, 10.59, 10.60, 10.61 and 10.62, respectively, to the Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-32261), and incorporated herein by reference.

(6)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1998, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K/A, dated October 29, 1998, and incorporated herein by reference.

(8)	Previously filed as exhibit 10.70 and 10.71, respectively, to the Current Report on Form 8-K, dated November 7, 1998, and incorporated herein by reference.

(9)	Previously filed as exhibit 10.70 to the Current Report on Form 8-K, dated December 17, 1998, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K dated February 6, 1999 and incorporated herein by reference.

(11)	Previously filed as an exhibits to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 29, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated April 20, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit on Form 10-Q (No. 1-12675) for the quarterly period ended September 30, 1999 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated November 24, 1999 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Current Report on Form 8-K (No. 1-12675) dated October 2, 1999 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553) and incorporated herein by reference.

(18)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended March 31, 1999, and incorporated herein by reference.

(19)	Previously filed as an exhibit on Form 10-Q, for the quarterly period ended September 30, 1999, and incorporated herein by reference.

(20)	Previously filed as exhibit 3.8 to the annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(21)	Previously filed as exhibit 4.18 to the Registration Statement on Form S-3 (No. 333-34638) and incorporated herein by reference.

(22)	Previously filed as an exhibit on Form 10-Q for the quarterly period ended September 30, 2000 and incorporated herein by reference.

(23)	Previously filed as an exhibit on the Registration Statement on Form S-3 (No. 333-72229) as declared effective on September 15, 1999, and incorporated herein by reference.

(24)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(26)	Previously filed as an exhibit on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.