Form 10-Q
period 2003-03-31
KILROY REALTY CORP
filed 2003-05-14
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 13, 2003, 27,479,983 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
INVESTMENT IN REAL ESTATE (Notes 2 and 12):
Land and improvements	$282,030	$288,228
Buildings and improvements, net	1,258,593	1,289,525
Undeveloped land and construction in progress, net	166,346	108,465

Total investment in real estate	1,706,969	1,686,218
Accumulated depreciation and amortization	(290,365)	(278,503)

Investment in real estate, net	1,416,604	1,407,715

CASH AND CASH EQUIVALENTS	7,787	15,777
RESTRICTED CASH	7,479	6,814
CURRENT RECEIVABLES, NET	2,821	3,074
DEFERRED RENT RECEIVABLES, NET	30,567	29,466
DEFERRED LEASING COSTS, NET	32,145	31,427
DEFERRED FINANCING COSTS, NET (Note 4)	5,394	6,221
PREPAID EXPENSES AND OTHER ASSETS	8,400	6,108

TOTAL ASSETS	$1,511,197	$1,506,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 3)	$514,115	$507,037
Unsecured line of credit (Note 3)	262,500	255,000
Accounts payable, accrued expenses and other liabilities (Note 4)	43,110	43,917
Accrued distributions (Note 12)	15,776	15,670
Rents received in advance, tenant security deposits and deferred revenue	19,434	24,310

Total liabilities	854,935	845,934

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTERESTS (Note 5):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	67,000	68,196

Total minority interests	219,501	220,697

STOCKHOLDERS’ EQUITY (Note 6):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,474,983 and 27,419,880 shares issued and outstanding, respectively	273	273
Additional paid-in capital	493,244	493,116
Distributions in excess of earnings	(50,384)	(47,629)
Accumulated net other comprehensive loss (Note 4)	(6,372)	(5,789)

Total stockholders’ equity	436,761	439,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,511,197	$1,506,602

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2003	2002
REVENUES (Note 9):
Rental income, net	$44,264	$43,928
Tenant reimbursements	5,779	5,431
Interest income	46	285
Other income (Note 8)	4,538	1,436

Total revenues	54,627	51,080

EXPENSES (Note 9):
Property expenses	8,834	7,410
Real estate taxes	3,934	3,712
General and administrative expenses	3,858	2,968
Ground leases	319	383
Interest expense	7,744	9,325
Depreciation and amortization	13,948	12,583

Total expenses	38,637	36,381

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	15,990	14,699

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(1,686)	(1,429)
Recognition of previously reserved Development LLC preferred return		3,908
Minority interest in earnings of Development LLCs		(1,024)

Total minority interests	(5,061)	(1,920)

INCOME FROM CONTINUING OPERATIONS	10,929	12,779

DISCONTINUED OPERATIONS (Note 10):
Revenues from discontinued operations		1,555
Expenses from discontinued operations		(746)
Net gain on disposition of discontinued operations
Minority interest in earnings of Operating Partnership attributable to discontinued operations		(81)

Total income from discontinued operations		728

NET INCOME	$10,929	$13,507

Income from continuing operations per common share—basic (Note 11)	$0.40	$0.47

Income from continuing operations per common share—diluted (Note 11)	$0.40	$0.46

Net income per common share—basic (Note 11)	$0.40	$0.50

Net income per common share—diluted (Note 11)	$0.40	$0.49

Weighted average shares outstanding—basic (Note 11)	27,221,060	27,256,206

Weighted average shares outstanding—diluted (Note 11)	27,430,042	27,550,482

Dividends declared per common share	$0.495	$0.495

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2002	27,419,880	$273	$493,116	$(47,629)	$(5,789)	$439,971
Net income				10,929		10,929
Net other comprehensive loss					(583)	(583)

Comprehensive income						10,346
Issuance of restricted stock (Note 6)	118,733
Conversion of common limited partnership units of the Operating Partnership (Note 5)	15,000	1	307			308
Repurchase of common stock (Note 6)	(78,630)	(1)	(1,713)			(1,714)
Non-cash amortization of restricted stock grants (Note 6)			1,047			1,047
Stock option expense (Note 1)			6			6
Adjustment for minority interest			481			481
Dividends declared ($0.495 per share)				(13,684)		(13,684)

BALANCE AT MARCH 31, 2003	27,474,983	$273	$493,244	$(50,384)	$(6,372)	$436,761

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,929	$13,507
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	13,705	12,675
Minority interest in earnings of Operating Partnership	1,686	1,510
Non-cash amortization of restricted stock grants	994	586
Non-cash amortization of deferred financing costs	507	814
Provision for uncollectible tenant receivables	348	439
Provision for uncollectible unbilled deferred rent	1,066	817
Minority interests in earnings of Development LLCs		(2,884)
Depreciation of furniture, fixtures and equipment	243	191
Other	256	(401)
Changes in assets and liabilities:
Current receivables	(95)	(957)
Deferred rent receivables	(2,167)	(264)
Deferred leasing costs	(350)	(313)
Prepaid expenses and other assets	(2,535)	(867)
Accounts payable, accrued expenses and other liabilities	(1,313)	(2,412)
Rents received in advance, tenant security deposits and deferred revenue	(4,876)	(800)

Net cash provided by operating activities	18,398	21,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(4,087)	(2,449)
Expenditures for undeveloped land and construction in progress	(18,747)	(27,296)
Acquisition of minority interest in Development LLCs		(2,189)

Net cash used in investing activities	(22,834)	(31,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	9,062	87,423
Net borrowings on unsecured line of credit	7,500	129,000
Principal payments on secured debt and unsecured term facility	(1,984)	(189,824)
Distributions paid to common stockholders and common unitholders	(15,670)	(14,634)
Repurchase of common stock (Note 6)	(1,714)
Increase in restricted cash	(665)	(571)
Financing costs	(83)	(6,315)
Proceeds from exercise of stock options		1,348
Net distributions to minority interests in Development LLCs		(2,189)

Net cash (used in) provided by financing activities	(3,554)	4,238

Net decrease in cash and cash equivalents	(7,990)	(6,055)
Cash and cash equivalents, beginning of year	15,777	16,487

Cash and cash equivalents, end of year	$7,787	$10,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$6,848	$8,707

Distributions paid to Cumulative Redeemable Preferred unitholders	$3,375	$3,375

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 12)	$15,776	$15,163

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs		$38,689

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2003 and 2002

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of March 31, 2003, the Company’s stabilized portfolio of operating properties consisted of 84 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.0 million and 4.9 million rentable square feet, respectively, and was 92.2% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties, excluding development and redevelopment properties currently under construction or in pre-development and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of March 31, 2003, the Company had three development office properties and one redevelopment office property, encompassing an aggregate of approximately 477,500 rentable square feet, which were in the lease-up phase. In addition, as of March 31, 2003, the Company had one development office property and three redevelopment office properties under construction, which when completed are expected to encompass an aggregate of approximately 209,000 and 394,900 rentable square feet, respectively.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.7% general partnership interest in the Operating Partnership as of March 31, 2003. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities of the Company.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs. Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002, since the Company controlled all significant development and operating decisions.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or interim period beginning after June 15, 2003. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

Stock Option Accounting

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively, for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period.

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion 25 “Accounting for Stock Issued to Employees and Related Interpretations.” The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$10,929	$13,507
Add: Stock option expense included in reported net income	6	3
Deduct: Total stock option expense determined under fair value recognition method for all awards	(36)	(40)

Pro forma net income	$10,899	$13,470

Net income per share:
Basic—as reported	$0.40	$0.50

Basic—pro forma	$0.40	$0.49

Diluted—as reported	$0.40	$0.49

Diluted—pro forma	$0.40	$0.49

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Redevelopment Projects

During the three months ended March 31, 2003, the Company moved the following three properties out of the Company’s stabilized portfolio and into the Company’s redevelopment portfolio. The Company is converting two of the properties from office space to life science space and is performing extensive interior refurbishments at the third property since it had been occupied by a single tenant for approximately 30 years.

Location	Type	Estimated Completion Date	Estimated Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	Q3 2003	Q3 2004	1	68,000	0%

10421 Pacific Center Court Sorrento Mesa, CA	Office to Life Science	Q3 2003	Q3 2003	1	78,800	100	%(1)(2)

909 Sepulveda Blvd. El Segundo, CA	Office	Q1 2004	Q1 2005	1	248,100	0%

Total				3	394,900

(1)	The costs for this project are included in land and improvements and building and improvements on the consolidated balance sheets. The property is currently 100% leased and will continue to generate revenue during the redevelopment process.
(2)	The Company is currently converting approximately 48,500 square feet of this building to life science space at the request of the tenant. The remainder of the space is leased to another tenant through November 2003.

3.    Unsecured Line of Credit and Secured Debt

As of March 31, 2003, the Company had borrowings of $262.5 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $106.3 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.77% at March 31, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

The Credit Facility and certain other secured debt arrangements contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its covenants at March 31, 2003.

Total interest and loan fees capitalized for the three months ended March 31, 2003 and 2002 were $3.4 million and $3.8 million, respectively.

4.    Derivative Financial Instruments

As of March 31, 2003, the Company reported liabilities of $4.2 million, reflecting the fair value of its interest rate swap agreements, which are included in other liabilities in the consolidated balance sheets. As of March 31, 2003, the Company reported an asset of $0.1 million reflecting the fair value of its interest rate cap agreements, which is included in deferred financing costs in the consolidated balance sheet.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at March 31, 2003:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(2,661)
Interest rate swap	50,000	LIBOR	2.57%	November 2005	(733)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(406)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(406)

Total included in other liabilities					(4,206)

Interest rate cap	$50,000	LIBOR	4.25%	January 2005	40
Interest rate cap	50,000	LIBOR	4.25%	January 2005	40

Total included in deferred financing costs					80

Total					$(4,126)

The instruments described above have been designated as cash flow hedges. For the three months ended March 31, 2003, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. As of March 31, 2003, the balance in accumulated net other comprehensive loss relating to derivatives was $6.4 million. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending March 31, 2004, the Company estimates that it will reclassify approximately $4.3 million to interest expense.

5.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002. The Company owned an 86.7% general partnership interest in the Operating Partnership as of March 31, 2003.

During the three months ended March 31, 2003, 15,000 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership holders.

6.    Stockholders’ Equity and Stock Incentive Plans

In February 2003, the Company’s Compensation Committee granted an aggregate of 118,733 restricted shares of the Company’s common stock to certain executive officers and key employees under the Company’s 1997 Stock Option and Incentive Plan for the 2002 annual performance period. Compensation expense for the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date and is amortized over the performance and vesting periods. Of the shares granted, 25,903 vest over a one-year period and 92,830 vest over a two-year period. The Company recorded approximately $0.2 million related to this

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock grant during the three months ended March 31, 2003. Restricted shares of common stock have the same dividend and voting rights as unrestricted shares of common stock and are included in the Company’s calculation of weighted average diluted outstanding shares.

During the three months ended March 31, 2003, the Company accepted the return, at the current quoted market price, of 78,630 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

7.    Ground Lease Obligations

During the three months ended March 31, 2003, the Company renegotiated one of the ground leases at Kilroy Airport Center in Long Beach, California. The Company leases this land, which is adjacent to the Company’s other properties at Kilroy Airport Center, Long Beach, for future development opportunities. The ground lease term was extended to July 2084 subject to the Company’s right to terminate this lease upon written notice to the landlord on or before October 2007. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment upon the completion of a building on the premises or in October 2007, whichever occurs first, and at scheduled dates thereafter.

8.    Lease Termination Fee

During the three months ended March 31, 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at an office property in Sorrento Mesa, California, which encompasses approximately 68,000 rentable square feet. Subsequent to the termination of this lease, this property was moved to the Company’s redevelopment portfolio (see Note 2) since the Company is converting it for life science use.

9.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities including legal administration, accounting, finance and management information systems, which are not considered separate operating segments.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenues and Expenses:

Office Properties
Operating revenues(1)	$44,956	$41,291
Property and related expenses	11,830	10,331

Net operating income, as defined	33,126	30,960

Industrial Properties:
Operating revenues(1)	9,625	9,504
Property and related expenses	1,257	1,174

Net operating income, as defined	8,368	8,330

Total Reportable Segments:
Operating revenues(1)	54,581	50,795
Property and related expenses	13,087	11,505

Net operating income, as defined	41,494	39,290

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	41,494	39,290
Other unallocated revenues:
Interest income	46	285
Other unallocated expenses:
General and administrative expenses	3,858	2,968
Interest expense	7,744	9,325
Depreciation and amortization	13,948	12,583

Income from continuing operations before minority interests	15,990	14,699
Minority interests	(5,061)	(1,920)
Income from discontinued operations		728

Net income	$10,929	$13,507

(1)	All operating revenues are comprised of amounts received from third party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

In accordance with the SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three months ended March 31, 2002, discontinued operations related to the 12 industrial and five office properties that the Company sold in 2002. In connection with the disposition of one of the properties, the Company repaid approximately $4.1 million in principal of a mortgage loan partially secured by the property. The related interest expense was allocated to discontinued operations. The Company did not dispose of any properties or classify any properties as held for sale during the three months ended March 31, 2003. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2002:

REVENUES:
(in thousands)
Rental income	$1,368
Tenant reimbursements	187

Total revenues	1,555

EXPENSES:
Property expenses	291
Real estate taxes	138
Interest expense	34
Depreciation and amortization	283

Total expenses	746

Net income from discontinued operations	809
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(81)

Total income from discontinued operations	$728

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable assuming the exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive since any issuance of shares of common stock upon the redemption of the common units would be on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income.

	Three Months Ended March 31,
	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations	$10,929	$12,779
Discontinued operations		728

Net income—numerator for basic and diluted earnings per share	$10,929	$13,507

Denominator:
Basic weighted-average shares outstanding	27,221,060	27,256,206
Effect of dilutive securities—stock options and restricted stock	208,982	294,276

Diluted weighted-average shares and common share equivalents outstanding	27,430,042	27,550,482

Basic earnings per share:
Net income from continuing operations	$0.40	$0.47
Discontinued operations		0.03

Net income	$0.40	$0.50

Diluted earnings per share:
Net income from continuing operations	$0.40	$0.46
Discontinued operations		0.03

Net income	$0.40	$0.49

At March 31, 2003, Company employees and directors held options to purchase 1,187,933 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

12.    Subsequent Events

On April 4, 2003, the Company filed a registration statement on Form S-3, which registered the potential issuance and resale of up to a total of 1,398,068 shares of the Company’s common stock issued in redemption of 1,398,068 common limited partnership units of the Operating Partnership previously issued in connection with the acquisition of the minority interest in the Development LLC properties. The common limited partnership units may be redeemed at the Company’s option for shares of the Company’s common stock on a one-for-one

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis in lieu of cash. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance or resale of the common stock resulting from any such redemption.

On April 11, 2003, the Company sold an office property to an unaffiliated third party for a sales price of approximately $2.8 million in cash. The property, which encompasses approximately 21,400 rentable square feet, is located in Riverside, California.

On April 15, 2003, the Company acquired the fee interest in a parcel of land at 12100 W. Olympic Boulevard, Los Angeles, California from an unaffiliated third party for approximately $1.5 million. The Company had previously leased this land from the seller. This land comprises part of the site of one of the Company’s development properties.

On April 17, 2003, aggregate distributions of approximately $15.8 million were paid to common stockholders and common unitholders of record on March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2002 and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.7% general partnership interest in the Operating Partnership as of March 31, 2003.

As of March 31, 2003, the Company’s stabilized portfolio was comprised of 84 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.0 million rentable square feet, and 50 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.9 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, excluding properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and development and redevelopment projects currently under construction or in pre-development. As of March 31, 2003, the Office and Industrial Properties represented 80.1% and 19.9%, respectively, of the Company’s annualized base rent. For the three months ended March 31, 2003, average occupancy in the Company’s stabilized portfolio was 92.2%. As of March 31, 2003, the Company had approximately 928,000 square feet of space in its stabilized portfolio available for lease.

Factors Which May Influence Future Results of Operations

Rental income, net.    The amount of net rental income generated by the Company’s Properties depends principally on its ability to renew or release space covered by expiring leases and currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations by significant tenants and on it’s ability to maintain or increase rental rates in its submarkets and the level of incidence of bad-debt expense. Negative trends in one or more of these factors could adversely affect the Company’s net rental income in future periods.

Scheduled lease expirations.    In addition to the available space in the Company’s stabilized portfolio referenced above, leases representing approximately 5.6% and 10.5% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2003 and 2004, respectively. These expiring leases represent approximately 0.9 million square feet of office space, or 12.2% of the Company’s annualized base rent, and 0.8 million square feet of industrial space, or 3.2% of the Company’s annualized base rent. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    Leasing in the Los Angeles County submarket continues to be challenging as a result of the soft demand for office and industrial space combined with the current availability of space, both directly and through sub-leases. Consequently, management cannot predict when the Company will see significant positive leasing momentum or a change in demand for office space given the level of direct vacancy and concentration of sublease space currently available in this submarket. At March 31, 2003, the Company’s Los Angeles stabilized office portfolio was 85.7% occupied with approximately 421,400 rentable square feet available for lease. As of March 31, 2003, leases representing an aggregate of approximately 143,300 and 450,900 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. Also at March 31, 2003, the Company had two office development projects in lease-up in the Los Angeles region encompassing an aggregate of approximately 284,700. One of the projects, located in West Los Angeles, was completed in the second quarter of 2002 and was 48% leased as of March 31, 2003. The second project, located in El Segundo, was completed in the third quarter of 2002 and was not leased as of March 31, 2003. In addition, during the first quarter of 2003, the Company began the redevelopment of an office building encompassing approximately 248,100 rentable square feet which was not pre-leased as of March 31, 2003. The building is located in El Segundo and is in the same complex as the El Segundo lease-up property discussed above. The Company expects to complete the redevelopment of this building in the first quarter of 2004.

San Diego County submarket information.    As of March 31, 2003, the Company’s San Diego office portfolio was 89.6% occupied with approximately 304,500 rentable square feet available for lease. Occupied square footage at March 31, 2003 included approximately 241,700 rentable square feet leased to Peregrine Systems, Inc. (“Peregrine”). Given the uncertainty surrounding the remaining leases with Peregrine discussed below, some or all of this square footage could be added to the rentable square feet available for lease during 2003. As of March 31, 2003, leases representing an aggregate of approximately 28,300 and 50,900 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. In addition, during the first quarter of 2003, the Company began the redevelopment of one office building in the San Diego region, which was not pre-leased as of March 31, 2003. The Company expects to complete this project, which encompasses approximately 68,000 rentable square feet, in the third quarter of 2004. See additional information regarding other in-process development and redevelopment projects in this submarket under the caption “Development and Redevelopment Programs” in this report.

Orange County submarket information.    As of March 31, 2003, the Company’s Orange County properties were 98.7% occupied with approximately 60,500 rentable square feet available for lease. As of March 31, 2003, leases representing an aggregate of approximately 405,800 and 529,900 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. In addition, the Company had one redevelopment property in lease-up in the Orange County region. This property, which encompasses approximately 78,000 rentable square feet, was completed in the third quarter of 2002 and was 17% leased as of March 31, 2003.

Sublease space.    Of the Company’s leased space at March 31, 2003, approximately 990,000 rentable square feet, or 8.3% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 4.2% was vacant space and the remaining 4.1% was occupied. Of the total 8.3% of rentable square feet available for sublease, approximately 6.7% is located in Orange County, of which 4.6% represents space available in two Orange County industrial buildings, and approximately 1.1% is in San Diego County.

Recent information regarding significant tenants. The Boeing Company.    As of March 31, 2003, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 0.8 million rentable square feet of office space under seven separate leases, representing approximately 7.9% of the Company’s total annual base rental revenues. These leases are scheduled to expire at various dates between July 2004 and March 2009. Prior to March 31, 2003, The Boeing Company had another lease, at 909 N. Sepulveda Boulevard in El Segundo, California, encompassing approximately 248,150 rentable square feet, that expired on February 28, 2003.

Peregrine Systems, Inc.    As previously reported, the Company’s second largest tenant, Peregrine, filed for bankruptcy in September 2002. Peregrine had leased four office buildings totaling approximately 423,900 rentable square feet under four separate leases. Peregrine was also committed to lease a fifth building (“Building 4”), encompassing approximately 114,800 rentable square feet, which was completed in the third quarter of 2002. The buildings are all located in a five building campus designed and built for multi-tenant use in the Del Mar submarket of San Diego, CA. Peregrine surrendered Building 4 back to the Company in June 2002 while it was still under construction. This building was subsequently 100% re-leased to a new tenant in the third quarter of 2002. As part of the bankruptcy filing, Peregrine also rejected the leases for two of the buildings, encompassing approximately 182,000 rentable square feet. The bankruptcy court approved the rejection of these leases in February 2003. The Company subsequently executed leases with two new tenants for 100% of the space in these two buildings during the quarter ended March 31, 2003. Although Peregrine has indicated that it may reject some of the space under the remaining leases it has with the Company, Peregrine continues to lease two buildings encompassing approximately 242,000 rentable square feet. The following schedule details the leases for the entire campus as of March 31, 2003:

	Rentable Square Feet	% Leased by Peregrine		% Leased by Other Tenants	Total % Leased	Tenant	Annual Base Rental Revenues(1)
							(in 000’s)
Building 1—3579 Valley Centre Drive(2)	52,375			100%	100%	Paul, Hastings, Janofsky & Walker LLP	$1,608
Building 2—3611 Valley Centre Drive	129,680	100	%(3)		100%	Peregrine Systems, Inc.	3,779
Building 3—3661 Valley Centre Drive(2)	129,752			100%	100%	Fair, Issac & Company	3,854
Building 4—3721 Valley Centre Drive(4)	114,780			100%	100%	The Memec Group	2,994
Building 5—3811 Valley Centre Drive	112,067	42	%(3)	58%	100%	Peregrine Systems, Inc.(5)	3,265

Total	538,654	33%		67%			$15,500

(1)	Reflects annualized rent calculated on a straight-line basis.
(2)	This lease is scheduled to commence when tenant improvements are complete, which is estimated to be in the third quarter of 2003.
(3)	Peregrine Systems, Inc. has indicated that it may reject some or all of the space it occupies in these buildings.
(4)	The annual base rental revenues shown reflect the revenue for the 80% of the building that Memec currently occupies. This building is currently in the Company’s development lease-up portfolio.
(5)	This building is 100% leased to Peregrine Systems, Inc.; however, the Company has executed subleases of 64,946 rentable square feet which represent approximately $2.1 million of the annual base rental revenue of this building.

Brobeck, Phleger & Harrison, LLP.    One of the Company’s other significant tenants, Brobeck, Phleger & Harrison, LLP (“Brobeck”) dissolved in February 2003 and as a result the Company terminated the two leases Brobeck had with the Company encompassing 161,500 rentable square feet. During the quarter ended March 31, 2003, as part of the lease agreement with Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”) listed in the table above, Paul Hastings agreed to lease approximately 72,300 rentable square feet on an interim basis in one of the buildings that was previously leased to Brobeck. The interim lease will terminate when the tenant improvements at Building 1 at 3579 Valley Centre Drive are complete and the building is ready for occupancy.

Although the Company has been able to mitigate the impact of tenant defaults to its financial condition, revenues and results of operations thus far, the Company’s financial condition, revenues and results of operations could be adversely affected if Peregrine vacates the remaining space it occupies or if the Company is unable to re-lease the space vacated by Brobeck on a longer-term basis. In addition, the Company’s financial condition, revenues and results of operations would be adversely affected if any of the Company’s other significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or if any of them become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Rental Rates.    The Company attained an average rental rate increase of 9.0% on a GAAP basis and an average rental rate increase of 3.0% on a cash basis for leases executed during the three months ended March 31, 2003. Change in rents on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the expiring stated rent for the same space, whereas change in rents on a GAAP basis compares the average rents over the term of the lease for each lease. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate across all of the submarkets in which the Properties are located, although individual Properties within any particular submarket presently may be leased at above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates.

Bad Debt Expense.    The Company’s net rental income could also be adversely affected if the Company experiences increases in its incidence of bad debt expense. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, downturns in tenants’ businesses may weaken tenants’ financial conditions and could result in additional defaults under lease obligations. During 2001 and 2002 and to a lesser extent during the first quarter of 2003, the Company experienced an increased incidence of bad debts. In light of this increased activity and the state of the overall economy and its effect on the collection of outstanding receivable balances, the Company increased its bad debt reserve levels. These reserve levels could continue to increase if the economy continues to weaken and/or if the Company continues to experience an increased incidence of bad debts. If the Company experiences continued or increased levels of bad debt expense, the Company’s financial condition, revenues and results of operations would be adversely affected.

Projected development and redevelopment trends.    Management believes that a significant source of the Company’s potential growth over the next several years will continue to come from its development pipeline. However, given the current economic environment, the Company will most likely not be able to attain historical levels of growth from development in the near future. As of March 31, 2003, the Company had three office development properties in lease-up encompassing an aggregate of approximately 399,500 rentable square feet. The Company’s in-process development pipeline at March 31, 2003 included one office project, encompassing approximately 209,000 rentable square feet, which is expected to stabilize in 2004. See additional information regarding the Company’s in-process development portfolio under the caption “Development and Redevelopment Programs” in this report. In addition, as of March 31, 2003, the Company owned approximately 58.2 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. As of March 31, 2003, the Company had one office redevelopment office property in lease-up encompassing an aggregate of approximately 78,000 rentable square feet. The Company’s in-process redevelopment portfolio at March 31, 2003 included three office projects, encompassing approximately 394,900 rentable square feet, which are expected to stabilize in 2004 and the first quarter of 2005. This redevelopment portfolio included two life science conversion projects in North San Diego County and another project in which the Company is performing extensive interior refurbishments at an office building in El Segundo since it had been occupied by a single tenant for approximately 30 years. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment Programs” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no new land inventory exists.

The Company has a proactive planning process by which the Company continually evaluates the size, timing and scope of its development and redevelopment programs and, as necessary, scales activity to reflect the economic conditions and the real estate fundamentals that exist in the Company’s strategic submarkets. However, the Company may not be able to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete projects on schedule or within budgeted amounts, which could adversely affect the Company’s financial condition, results of operations and cash flows.

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.4% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio approximately 14%. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues because approximately 71% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 29% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

Negative trends or other events that impair the Company’s ability to renew or release space covered by expiring leases and currently available space, newly developed or redeveloped Properties and space available from unscheduled lease terminations by significant tenants and its ability to maintain or increase rental rates in its submarkets, and trends or other events that increase its incidence of bad-debt expense, could have an adverse effect on the Company’s future results of operations.

Results of Operations

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from March 31, 2002 to March 31, 2003. Rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 0.5 million rentable square feet, or 4.1%, to 11.9 million rentable square feet at March 31, 2003, compared to 12.4 million rentable square feet at March 31, 2002 as a result of the properties sold and properties transferred to the redevelopment portfolio subsequent to March 31, 2002, net of the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to March 31, 2002.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at March 31, 2002	88	7,356,727	61	5,085,945	149	12,442,672
Properties added from the Development Portfolio	4	304,921			4	304,921
Acquisitions			1	107,300	1	107,300
Properties transferred to the Redevelopment Portfolio	(3)	(394,900)			(3)	(394,900)
Dispositions(1)	(5)	(204,500)	(12)	(308,800)	(17)	(513,300)
Remeasurement	—	(7,187)	—	(3,482)	—	(10,669)

Total at March 31, 2003	84	7,055,061	50	4,880,963	134	11,936,024

(1)	The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the three months ended March 31, 2003 and 2002 does not include operating results for properties disposed of subsequent to December 31, 2001.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2003	2002
	(unaudited, dollars in thousands)
Revenues:
Rental income, net	$44,264	$43,928	$336	0.8%
Tenant reimbursements	5,779	5,431	348	6.4
Interest income	46	285	(239)	(83.9)
Other income	4,538	1,436	3,102	216

Total revenues	54,627	51,080	3,547	6.9

Expenses:
Property expenses	8,834	7,410	1,424	19.2
Real estate taxes	3,934	3,712	222	6.0
General and administrative expenses	3,858	2,968	890	30.0
Ground leases	319	383	(64)	(16.7)
Interest expense	7,744	9,325	(1,581)	(17.0)
Depreciation and amortization	13,948	12,583	1,365	10.8

Total expenses	38,637	36,381	2,256	6.2

Income from continuing operations	$15,990	$14,699	$1,291	8.8%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income, defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes and ground leases) before depreciation, for the Office Properties and for the Industrial Properties for the three months ended March 31, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$35,770	$35,356	$414	1.2%	$31,934	$32,868	$(934)	(2.8)%
Tenant reimbursements	4,751	4,503	248	5.5	4,293	3,960	333	8.4
Other income	4,435	1,432	3,003	209.7	169	1,329	(1,160)	(87.3)

Total	44,956	41,291	3,665	8.9	36,396	38,157	(1,761)	(4.6)

Property and related expenses:
Property expenses	8,363	6,970	1,393	20.0	7,516	6,577	939	14.3
Real estate taxes	3,148	2,978	170	5.7	2,744	2,781	(37)	(1.3)
Ground leases	319	383	(64)	(16.7)	309	383	(74)	(19.3)

Total	11,830	10,331	1,499	14.5	10,569	9,741	828	8.5

Net operating income, as defined	$33,126	$30,960	$2,166	7.0%	$25,827	$28,416	$(2,589)	(9.1)%

(1)	Stabilized office properties owned at January 1, 2002 and still owned at March 31, 2003.

Total revenues from Office Properties increased $3.7 million, or 8.9% to $45.0 million for the three months ended March 31, 2003 compared to $41.3 million for the three months ended March 31, 2002. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Office Properties increased $0.4 million, or 1.2% to $35.8 million for the three months ended March 31, 2003 compared to $35.4 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.9% of recurring revenue. For the three months ended March 31, 2002, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.4% of recurring revenue. The gross increase in the provision for the first quarter 2003 compared to the first quarter 2002 was $0.2 million. During 2002 and to a lesser extent in the first quarter of 2003, the Company increased its reserve levels due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence of defaults under existing leases. The Company evaluates its reserve for bad debts and unbilled deferred rent on a quarterly basis. Rental income generated by the Core Office Portfolio decreased $0.9 million, or 2.8% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio decreased 4.4% to 88.6% for the three months ended March 31, 2003 compared to 93.0% for the three months ended March 31, 2002. An increase of $2.0 million in rental income was generated by the office properties developed by the Company in 2002 (the “Office Development Properties”), offset by a decrease of $0.7 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2002 and 2003 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.2 million, or 5.5% to $4.7 million for the three months ended March 31, 2003 compared to $4.5 million for the three months ended March 31 2002. An increase of $0.3 million, or 8.4% was generated by the Core Office Portfolio and was primarily due to the collection of prior year tenant reimbursements. A decrease of $0.2 million from the Office Redevelopment Properties was partially offset by an increase of $0.1 million generated by the Office Development Properties. Other income from Office Properties increased approximately $3.0 million to $4.4 million for the three months ended March 31, 2003 compared to $1.4 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at a building in San Diego. Subsequent to the termination of this lease, this building was moved to the Company’s redevelopment portfolio and is included in the Office Redevelopment Properties at March 31, 2003. During the three months ended March 31, 2002, the Company recognized a $1.3 million lease termination fee resulting from the early termination of a lease for a building in San Diego.

Total expenses from Office Properties increased $1.5 million, or 14.5% to $11.8 million for the three months ended March 31, 2003 compared to $10.3 million for the three months ended March 31, 2002. Property expenses from Office Properties increased $1.4 million, or 20.0% to $8.4 million for the three months ended March 31, 2003 compared to $7.0 million for the three months ended March 31, 2002. An increase of $0.9 million was generated by the Core Office Portfolio. This increase is primarily attributable to legal expenses incurred related to tenant defaults and refurbishment expenditures for space where a long-term tenant moved out and the space had to be prepared for re-leasing. The remaining increase of $0.5 million was attributable to the Office Development Properties. Real estate taxes increased $0.2 million, or 5.7% to $3.2 million for the three months ended March 31, 2003 as compared to $3.0 million for the three months ended March 31, 2002. Real estate taxes for the Core Office Portfolio remained consistent for the three months ended March 31, 2003 compared to the comparable period in 2002. An increase of $0.2 million was attributable to the Office Development Properties relating to an estimate for supplemental real estate taxes the Company recorded during the three months ended March 31, 2003 for recently completed properties. Ground lease expense for Office Properties decreased $0.1 million, or 16.7% for the three months ended March 31, 2003 compared to the same period in 2002. This decrease was due to a decrease in the Core Office Portfolio. During the year ended December 31, 2002 the Company renegotiated the ground leases at Kilroy Airport Center, Long Beach, resulting in a reduction of annual ground lease expense, and simultaneously exercised the option to the extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net operating income, as defined, from Office Properties increased $2.2 million, or 7.0% to $33.1 million for the three months ended March 31, 2003 compared to $30.9 million for the three months ended March 31, 2002. Of this increase, $1.3 million was generated by the Office Development Properties and $3.5 million is attributable to the Office Redevelopment Properties due to the lease termination fee recognized in the first quarter of 2003. This was offset by a decrease of $2.6 million attributable to the Core Office Portfolio.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$8,494	$8,572	$(78)	(0.9)%	$8,320	$8,571	(251)	(2.9)%
Tenant reimbursements	1,028	928	100	10.8	1,010	928	82	8.8
Other income	103	4	99	2475.0	103	4	99	2475.0

Total	9,625	9,504	121	1.3	9,433	9,503	(70)	(0.7)

Property and related expenses:
Property expenses	471	440	31	7.0	467	439	28	6.4
Real estate taxes	786	734	52	7.1	765	735	30	4.1

Total	1,257	1,174	83	7.1	1,232	1,174	58	4.9

Net operating income, as defined	$8,368	$8,330	$38	0.5%	$8,201	$8,329	(128)	(1.5)%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at March 31, 2003.

Total revenues from Industrial Properties increased $0.1 million, or 1.3% to $9.6 million for the three months ended March 31, 2003 compared to $9.5 million for the three months ended March 31, 2002. Net of a provision for bad debts and unbilled deferred rents receivable, rental income from Industrial Properties decreased $0.1 million, or 0.9% to $8.5 million for the three months ended March 31, 2003 compared to $8.6 million for the three months ended March 31, 2002. For the quarter ended March 31, 2003, the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.0% of recurring revenue. For the quarter ended March 31, 2002 the Company recorded a provision for bad debts and unbilled deferred rent of approximately 2.5% of recurring revenue. The gross provision for the first quarter 2003 remained consistent compared to the first quarter of 2002. During 2002, the Company increased its reserve for bad debts and unbilled deferred rent due to the state of the overall economy and its effect on the collection of outstanding receivable balances. These reserve levels could continue to increase if the economy continues to weaken and/or due to an increased incidence of defaults under existing leases. The Company evaluates its reserve levels on a quarterly basis. Rental income generated by the Core Industrial Portfolio decreased $0.3 million, or 2.9% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 1.3% to 97.6% for the three months ended March 31, 2003 compared to 98.9% for the three months ended March 31, 2002. The decrease in rental revenue from the Core Industrial Portfolio was partially offset by a $0.2 million increase from the one industrial building acquired in 2002 (the “Industrial Acquisition”).

Tenant reimbursements from Industrial Properties increased $0.1 million, or 10.8% to $1.0 million for the three months ended March 31, 2003 compared to $0.9 million for three months ended March 31, 2002. Tenant reimbursements in the Core Industrial Portfolio increased $0.1 million, or 8.8% primarily due to an increase in property expenses and real estate taxes passed through to tenants. Other income from Industrial Properties increased $0.1 million to $0.1 million for the three months ended March 31, 2003 compared to $4,000 for the three months ended March 31, 2002.

Total expenses from Industrial Properties increased $0.1 million, or 7.1% to $1.3 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2002. Property expenses from Industrial Properties remained consistent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Real estate taxes increased $0.1 million, or 7.1% to $0.8 million for the three months ended March 31, 2003 compared to $0.7 million the three months ended March 31, 2002. This increase was primarily attributable to the Industrial Acquisition. Real estate taxes for the Core Industrial Portfolio remained consistent between periods.

Net operating income, as defined, from Industrial Properties remained consistent for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Net operating income for the Core Industrial Portfolio decreased $0.1 million, or 1.5% for the three months ended March 31, 2003 compared to the same period in 2002 which was offset by an increase of $0.1 million attributable to the Industrial Acquisition.

Non-Property Related Income and Expenses

General and administrative expenses increased $0.9 million, or 30% to $3.8 million for the three months ended March 31, 2003 compared to $2.9 million for the three months ended March 31, 2002. The quarter over quarter increase was primarily due to higher legal, reporting and public company costs as a result of the Sarbanes-Oxley Act of 2002 and the timing of non-cash amortization of restricted stock awards. The restricted stock award granted in June 2000 fully vested on March 1, 2003.

Net interest expense decreased $1.6 million, or 17.0% to $7.7 million for the three months ended March 31, 2003 compared to $9.3 million for the three months ended March 31, 2002. Gross interest expense, before the effect of capitalized interest, decreased $2.0 million, or 15.4% to $11.1 million for the three months ended March 31, 2003 from $13.0 million for the three months ended March 31, 2002, primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.2% at March 31, 2003 compared to 6.1% at March 31, 2002. Total capitalized interest and loan fees decreased $0.4 million, or 11.5% to $3.4 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002 which was also primarily due to a decrease in the Company’s weighted average interest rate.

Depreciation and amortization increased $1.4 million, or 10.8% to $13.9 million for the three months ended March 31, 2003 compared to $12.5 million for the three months ended March 31, 2002. Of the increase, $0.7 million is attributable to the development properties completed and stabilized since March 31, 2002. The remaining $0.7 million increase is primarily due to changes in the estimated useful lives of leasing costs for leases that terminate prior to their scheduled expiration.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at March 31, 2003:

Occupancy by Segment Type

	Number of Buildings	Total	Occupancy
Office Properties:
Los Angeles	29	2,942,907	85.7%
Orange County	10	468,385	88.1
San Diego	39	2,934,415	89.6
Other	6	709,354	96.1

	84	7,055,061	88.5

Industrial Properties:
Los Angeles	4	388,805	70.7
Orange County	44	4,196,741	99.9
Other	2	295,417	100.0

	50	4,880,963	97.6

Total Portfolio	134	11,936,024	92.2%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2003	41	252,033	4.1%	$5,449
2004	56	652,049	10.5	14,967
2005	62	697,160	11.3	13,305
2006	46	686,827	11.1	15,458
2007	47	867,679	14.0	15,000
2008	18	788,716	12.8	15,857

	270	3,944,464	63.8	80,036

Industrial Properties:
Remaining 2003	10	360,002	7.6	2,056
2004	15	486,786	10.3	3,344
2005	14	691,060	14.7	5,117
2006	9	578,802	12.3	4,359
2007	9	496,391	10.5	3,401
2008	7	850,407	18.0	5,732

	64	3,463,448	73.4	24,009

Total	334	7,407,912	68.0%	$104,045

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of March 31, 2003.
(3)	Determined based on GAAP rent at March 31, 2003, multiplied by 12, including all leases executed on or before April 1, 2003.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended March 31, 2003:
Office Properties	10	7	128,723	241,478	6.2%	0.5%	71.9%	48
Industrial Properties	1	1	5,000	25,718	48.0%	35.8%	72.0%	16

Total Portfolio	11	8	133,723	267,196	9.0%	3.0%	71.9%	45

(1)	Represents leasing activity for leases commencing during the period shown, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment Programs

The following tables set forth certain information regarding the Company’s lease-up and in-process office development and redevelopment projects as of March 31, 2003. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors Which May Influence Future Results of Operations”.

Development Projects

	Estimated Stabilization Date(1)	Projected		Total Costs as of March 31, 2003	Percentage Leased as of March 31, 2003		Percentage Committed as of March 31, 2003(3)
Project Name / Submarket		Square Feet Upon Completion	Total Estimated Investment(2)
	(in thousands)
Projects in Lease-Up:
12100 W. Olympic Blvd/West LA, CA	2nd Quarter 2003	151,000	$59,839	$47,496	48	%(4)	61%
999 Sepulveda/El Segundo, CA	3rd Quarter 2003	133,678	44,411	37,053	—%		—%
3721 Valley Centre Drive/ Del Mar, CA	3rd Quarter 2003	114,780	30,378	29,692	100%		100%

Total Projects in Lease-Up		399,458	134,628	114,241	47%		52%

Projects Under Construction:
12400 High Bluff/Del Mar, CA	3rd Quarter 2004	208,961	61,523	47,986	84%		84%

Total Projects Under Construction		208,961	61,523	47,986	84%		84%

Total In-Process Development Projects		608,419	$196,151	$162,227	60%		63%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2003.
(3)	Percentage committed includes executed leases and signed letters of intent, calculated on a square footage basis.
(4)	Certain aspects of a lease representing 23% of the project are subject to governmental approval.

Redevelopment Projects

			Projected
Project Name / Submarket	Redevelopment Type	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Incremental Redevelopment Costs	Total Costs as of March 31, 2003	Percentage Leased as of March 31, 2003
				(in thousands)
Projects in Lease-Up:
1700 Carnegie/ Santa Ana, CA	R&D to Office	3rd Quarter 2003	78,016	$6,678	$4,297	17%

Total Projects in Lease-Up			78,016	6,678	4,297	17%

Projects Under Construction:
5717 Pacific Center Blvd/ Sorrento Mesa, CA	Office to Life Science	3rd Quarter 2004	67,995	9,819	57	—%
10421 Pacific Center Court/ Sorrento Mesa, CA	Office to Life Science	3rd Quarter 2003	78,797	6,973	55	100	%(2)
909 Sepulveda Blvd/ El Segundo, CA	Office	1st Quarter 2005	248,148	25,190	413	—%

Total Projects Under Construction			394,940	41,982	525	20%

Total In-Process Redevelopment Projects			472,956	$48,660	$4,822	19%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.
(2)	The Company is currently converting approximately 48,500 square feet of this building to life science space at the request of the tenant. The remainder of the space is leased to another tenant through November 2003.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving credit facility, proceeds received from the Company’s disposition program and construction loans. As of March 31, 2003, the Company’s total debt as a percentage of total market capitalization was 47.6%. As of March 31, 2003, the Company’s total debt plus cumulative redeemable preferred units as a percentage of total market capitalization was 57.1%.

As of March 31, 2003, the Company had borrowings of $262.5 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $106.3 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.77% at March 31, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In addition, as of March 31, 2003, the Company may issue up to $313 million of equity securities under a currently effective shelf registration statement.

Factors Which May Influence Future Sources of Capital and Liquidity

The Company has a $75.7 million variable-rate loan that is scheduled to mature in October 2003. If the Company is unable to obtain additional sources of refinancing, it could be required to borrow up to $75.7 million under its Credit Facility to pay-off this loan.

In 2002 and 2001, the Company used proceeds from dispositions of operating properties of approximately $46.5 million and $64.8 million, respectively, to fund a portion of its development activities and its share repurchase program. The Company currently expects to dispose of approximately $50 million of non-strategic assets in 2003. However, the Company cannot provide assurance that it will successfully complete this level of dispositions in 2003. In the event the Company is unable to successfully dispose of properties, the Company’s cash flow could be adversely affected, and the Company’s leverage could increase.

The Company’s secured debt was comprised of the following at March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$88,188	$88,630
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest payments	79,065	79,287
Mortgage note payable, due January 2005, fixed interest at 8.35%, monthly principal and interest payments(a)	76,100	76,509
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.06% and 3.19% at March 31, 2003 and December 31, 2002, respectively), monthly interest-only payments(b)	75,671	75,671
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (3.03% and 3.17% at March 31, 2003 and December 31, 2002, respectively), monthly interest only payments(b)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.40%, (2.68% and 2.82% at March 31, 2003 and December 31, 2002, respectively), monthly interest only payments(b)(e)	29,000	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	26,385	26,652
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (3.19% and 3.23% at March 31, 2003 and December 31, 2002, respectively) (b)(c)(d)	25,304	16,242
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.09% and 3.13% at March 31, 2003 and December 31, 2002, respectively), monthly principal and interest payments(b)	20,750	20,910
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,901	17,951
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,470	12,516
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,410	11,549
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	9,616	9,737
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	6,324	6,417
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,931	4,966

	$514,115	$507,037

(a)	Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%.
(b)	The variable interest rates stated as of March 31, 2003 and December 31, 2002 are based on the last repricing date during the respective periods, which varies based on the terms of each note. The repricing rates may not be equal to LIBOR at March 31, 2003 and December 31, 2002.
(c)	This loan has an option to extend the maturity for one year.
(d)	This construction loan has a limited recourse provision that holds the Company liable for up to approximately $14.3 million plus any unpaid accrued interest.
(e)	This loan has options to extend the maturity for up to two one-year periods.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at March 31, 2003 and December 31, 2002:

	Percentage of Total Debt		Weighted-Average Interest Rate
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Secured vs. unsecured:
Secured	66.2%	66.5%	6.2%	6.3%
Unsecured	33.8%	33.5%	3.3%	3.5%
Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)(5)	62.1%	63.5%	6.7%	6.7%
Variable rate(4)	37.9%	36.5%	2.9%	3.0%
Total Debt			5.2%	5.3%
Total Debt Including Loan Fees			5.7%	5.8%

(1)	At March 31, 2003, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.
(2)	At March 31, 2003, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.
(3)	At March 31, 2003, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.
(4)	At March 31, 2003, the Company had two interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its variable rate debt at 4.25%.
(5)	The percentage of fixed rate debt to total debt does not take into consideration the portion of variable rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 75.0% of its total outstanding debt at March 31, 2003.

Contractual Obligations, Capital Commitments and Other Liquidity Needs

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility at March 31, 2003, and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at March 31, 2003. The table does not reflect available debt extension options.

	(in thousands)
	Remaining 2003	2004-2005	2006-2007	After 2007	Total
Secured Debt	$81,618	$172,295	$65,463	$194,739	$514,115
Credit Facility		262,500			262,500
Ground Lease Obligations	1,125	2,944	2,937	73,968	80,974

Total	$82,743	$437,739	$68,400	$268,707	$857,589

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at March 31, 2003. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

In addition to the contractual obligations listed above, the Company also has outstanding capital commitments for development and redevelopment costs, capital expenditures, tenant improvements and leasing costs, as discussed further below, which are incurred as part of the Company’s normal course of business as an owner and developer of office and industrial properties. The timing of payment for these commitments is conditional upon the execution and completion of services under third party vendor contracts in the ordinary course of business.

As of March 31, 2003, the Company had four development projects and four redevelopment projects that were either in lease-up or under construction and have a total estimated investment of approximately $245 million. The Company has incurred an aggregate of approximately $167 million on these projects as of March 31, 2003. The Company currently projects it could spend approximately $61 million of the remaining $78 million of presently budgeted development costs during 2003. The Company intends to finance these costs from among one or more of the following sources: borrowings under the Credit Facility and the existing construction loan, proceeds from the Company’s disposition program, additional long-term secured and unsecured borrowings and working capital.

As of March 31, 2003, the Company had executed leases that committed the Company to approximately $13 million in unpaid leasing costs and tenant improvements at March 31, 2003, and the Company had contracts outstanding for approximately $1 million in capital improvements at March 31, 2003. In addition, during 2003, the Company currently projects it could spend approximately $5 million to $8 million in capital improvements, tenant improvements and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income, resulting in a return of capital to its stockholders, and currently is projected to have the ability to not increase its distributions to meet its REIT requirements for 2003. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On February 10, 2003, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on April 17, 2003 to stockholders of record on March 31, 2003. This dividend is equivalent to an annual rate of $1.98 per share. In addition, the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total approximately $14 million of annualized preferred dividends.

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

The Company believes that it will have sufficient capital resources to satisfy its capital and liquidity needs during the remainder of 2003. The Company currently estimates that it will have a projected range of approximately $223 million to $229 million of available sources to meet its short-term cash needs from the estimated availability of approximately $106 million under its Credit Facility, estimated operating cash flow for the remainder of 2003 ranging from $67 million to $73 million and $50 million of anticipated proceeds from dispositions of non-strategic assets. The Company currently estimates that it will have a projected range of approximately $219 million to $222 million of commitments and capital expenditures during the remainder of 2003, comprised of the following: $82 million in secured debt principal repayments; $61 million of currently projected expenditures for in-process development and redevelopment projects; $14 million of committed costs for executed leases and capital expenditures; and budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $5 million to $8 million, depending on leasing activity. In addition, based on the Company’s dividends for the first quarter of 2003, the Company may distribute approximately $57 million to its stockholders and common and preferred unitholders for the remainder of 2003. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

The Company expects to meet its long-term liquidity requirements, which may include property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, dispositions of non-strategic assets, issuance of common units of the Operating Partnership and the potential issuance of debt or equity securities. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company will instead seek to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Historical Cash Flows

The principal sources of funding for development, redevelopment acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $3.2 million, or 14.8% to $18.4 million for the three months ended March 31, 2003 compared to $21.6 million for the three months ended March 31, 2002. This decrease was primarily attributable to a decrease in the average occupancy. The decrease is also due to the timing differences in payments of accounts payable and other receivable balances at the end of each comparable period.

Net cash used in investing activities decreased $9.1 million, or 28.5% to $22.8 million for the three months ended March 31, 2003 compared to $31.9 million for the three months ended March 31, 2002. Cash used in investing activities for the three months ended March 31, 2003 consisted primarily of expenditures for development and redevelopment projects of $18.7 million and $4.1 million for tenant improvements and capital expenditures. Cash used in investing activities for the three months ended March 31, 2002 consisted primarily of expenditures for development projects of $27.3 million, $2.4 million for tenant improvements and capital expenditures and $2.2 million of cash paid toward the purchase of The Allen Group’s minority interest in Development LLCs.

Net cash provided by financing activities decreased $7.7 million, or 183.3% to $3.5 million net cash used in financing activities for the three months ended March 31, 2003 compared to $4.2 million net cash provided by financing activities for the three months ended March 31, 2002. Cash used by financing activities for the three months ended March 31, 2003 consisted primarily of $15.7 million in distributions paid to common stockholders and common unitholders, $2.0 million in principal payments on the secured debt partially offset by $16.5 million of net borrowings under the Credit Facility and additional funding under a construction loan. Cash provided by financing activities for the three months ended March 31, 2002 consisted primarily of $210.1 million of net borrowings under the Credit Facility and net proceeds from the issuance of mortgage debt, partially offset by $189.8 million in principal payments on the secured debt and the repayment of the unsecured term facility and four construction loans and $16.8 million in distributions paid to common stockholders, common unitholders and minority interests.

Non-GAAP Supplemental Financial Measure: Funds From Operations

Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, the Company’s FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about the Company’s financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results from operations.

The following table reconciles the Company’s FFO to the Company’s GAAP net income for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income	$10,929	$13,507
Adjustments:
Minority interest in earnings of Operating Partnership	1,686	1,510
Depreciation and amortization	13,705	12,136
Net gains on dispositions of operating properties

Funds From Operations	$26,320	$27,153

Inflation

The majority of the Company’s tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, which reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

Information about the Company’s changes in interest rate risk exposures from December 31, 2002 to March 31, 2003 is incorporated herein by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at March 31, 2003 and December 31, 2002. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.50% to LIBOR plus 1.85% at March 31, 2003 and December 31, 2002. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2003 and December 31, 2002. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2002.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date							March 31, 2003		December 31, 2002
	2003		2004	2005	2006	2007	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate				$262.5				$262.5	$262.5	$255.0	$255.0
Variable rate index				LIBOR				LIBOR		LIBOR
Secured debt:
Variable rate		$75.9	$20.5	$25.3	$31.0	$29.0		$181.7	$181.7	$172.8	$172.8
Variable rate index		LIBOR	LIBOR	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR
Fixed rate		$5.7	$8.1	$89.4	$6.5	$27.9	$194.8	$332.4	$356.4	$334.2	$359.2
Average interest rate		7.62%	7.62%	8.29%	7.30%	6.81%	7.12%	7.44%		7.44%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount	$			$100.0	$50.0			$150.0	$(4.2)	$150.0	$(3.7)
Fixed pay interest rate				3.52%	2.98%			3.34%		3.34%
Variable receive rate index				LIBOR	LIBOR
Interest rate cap agreements:
Notional amount				$100.0				$100.0	$0.1	$100.0	$0.2
Cap rate				4.25%				4.25%		4.25%
Forward rate index				LIBOR

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 2003, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the Superior Court of the State of California against the Company, seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. The Company believes the lawsuit is without merit and intends to vigorously defend itself against the claim. However, if eToys were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other than ordinary routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.     CHANGES IN SECURITIES

During the three months ended March 31, 2003, the Company redeemed 15,000 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 15,000 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.     OTHER INFORMATION—None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement:

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated February 3, 2003, in connection with its fourth quarter 2002 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2003.

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

Date:    May 13, 2003

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

Date:    May 13, 2003