Form 10-Q
period 2003-06-30
KILROY REALTY CORP
filed 2003-08-11
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 8, 2003, 27,670,071 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS

INVESTMENT IN REAL ESTATE (Notes 2 and 3):
Land and improvements	$275,328	$288,228
Buildings and improvements, net	1,244,711	1,289,525
Undeveloped land and construction in progress, net	178,318	108,465

Total investment in real estate	1,698,357	1,686,218
Accumulated depreciation and amortization	(297,050)	(278,503)

Investment in real estate, net	1,401,307	1,407,715

CASH AND CASH EQUIVALENTS	6,865	15,777
RESTRICTED CASH	7,588	6,814
CURRENT RECEIVABLES, NET	2,604	3,074
DEFERRED RENT RECEIVABLES, NET	33,575	29,466
DEFERRED LEASING COSTS, NET	32,548	31,427
DEFERRED FINANCING COSTS, NET (Note 5)	6,291	6,221
PREPAID EXPENSES AND OTHER ASSETS	7,036	6,108

TOTAL ASSETS	$1,497,814	$1,506,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 4)	$510,501	$507,037
Unsecured line of credit (Note 4)	255,000	255,000
Accounts payable, accrued expenses and other liabilities (Note 5)	41,022	43,917
Accrued distributions (Note 14)	15,733	15,670
Rents received in advance, tenant security deposits and deferred revenue	19,491	24,310

Total liabilities	841,747	845,934

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS (Note 6):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	66,874	68,196

Total minority interests	219,375	220,697

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 27,564,739 and 27,419,880 shares issued and outstanding, respectively	274	273
Additional paid-in capital	494,421	493,116
Distributions in excess of earnings	(50,587)	(47,629)
Accumulated net other comprehensive loss (Note 5)	(7,416)	(5,789)

Total stockholders’ equity	436,692	439,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,497,814	$1,506,602

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES (Note 11):
Rental income (Note 9)	$44,487	$44,468	$88,650	$88,818
Tenant reimbursements	5,249	6,356	10,932	11,694
Other income (Note 10)	345	29	4,871	1,459

Total revenues	50,081	50,853	104,453	101,971

EXPENSES (Note 11):
Property expenses	7,703	7,192	16,382	14,470
Real estate taxes	3,662	3,852	7,510	7,482
Provision for bad debts (Note 1)	(1,216)	2,193	(502)	3,422
Ground leases	324	333	644	716
General and administrative expenses (Note 9)	4,011	3,648	7,869	6,616
Interest expense	7,585	8,668	15,274	17,927
Depreciation and amortization	13,230	18,021	26,969	30,389

Total expenses	35,299	43,907	74,146	81,022

OTHER INCOME
Interest income	48	86	94	371

Total other income	48	86	94	371

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAINS ON DISPOSITIONS AND MINORITY INTERESTS	14,830	7,032	30,401	21,320
Net gains on dispositions of operating properties		896		896

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	14,830	7,928	30,401	22,216

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)	(6,750)	(6,750)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(1,527)	(798)	(3,158)	(2,185)
Recognition of previously reserved Development LLC preferred return				3,908
Minority interest in earnings of Development LLCs				(1,024)

Total minority interests	(4,902)	(4,173)	(9,908)	(6,051)

INCOME FROM CONTINUING OPERATIONS	9,928	3,755	20,493	16,165

DISCONTINUED OPERATIONS (Note 12)
Revenues from discontinued operations	639	2,545	1,567	5,030
Expenses from discontinued operations	(368)	(1,155)	(880)	(2,420)
Net gain on disposition of discontinued operations	3,690		3,690
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(529)	(188)	(584)	(311)

Total income from discontinued operations	3,432	1,202	3,793	2,299

NET INCOME	$13,360	$4,957	$24,286	$18,464

Income from continuing operations per common share—basic (Note 13)	$0.36	$0.14	$0.75	$0.59

Income from continuing operations per common share—diluted (Note 13)	$0.36	$0.14	$0.75	$0.58

Net income per common share—basic (Note 13)	$0.49	$0.18	$0.89	$0.67

Net income per common share—diluted (Note 13)	$0.49	$0.18	$0.88	$0.67

Weighted average shares outstanding—basic (Note 13)	27,351,392	27,462,651	27,286,586	27,359,999

Weighted average shares outstanding—diluted (Note 13)	27,544,723	27,804,912	27,487,699	27,678,400

Dividends declared per common share	$0.495	$0.495	$0.990	$0.990

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2002	27,419,880	$273	$493,116	$(47,629)	$(5,789)	$439,971
Net income				24,286		24,286
Net other comprehensive loss					(1,627)	(1,627)

Comprehensive income						22,659
Issuance of restricted stock (Note 7)	122,678
Exercise of stock options	82,811	1	531			532
Non-cash amortization of restricted stock grants			1,760			1,760
Repurchase of common stock (Note 7)	(78,630)	(1)	(1,713)			(1,714)
Conversion of common limited partnership units of the Operating Partnership (Note 6)	18,000	1	370			371
Stock option expense (Note 1)			13			13
Adjustment for minority interest (Note 1)			344			344
Dividends declared ($0.99 per share)				(27,244)		(27,244)

BALANCE AT JUNE 30, 2003	27,564,739	$274	$494,421	$(50,587)	$(7,416)	$436,692

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,286	$18,464
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	26,872	30,985
Minority interest in earnings of Operating Partnership	3,742	2,496
Non-cash amortization of restricted stock grants	1,680	1,510
Non-cash amortization of deferred financing costs	1,101	1,256
(Decrease) increase in provision for uncollectible tenant receivables	(45)	360
(Decrease) increase in provision for uncollectible unbilled deferred rent (Note 9)	(445)	3,112
Minority interests in earnings of Development LLCs		(2,884)
Depreciation of furniture, fixtures and equipment	482	383
Net gains on dispositions of operating properties	(3,690)	(896)
Other	(423)	(35)
Changes in assets and liabilities:
Current receivables	515	(435)
Deferred rent receivables	(4,076)	(2,462)
Deferred leasing costs	(611)	(261)
Prepaid expenses and other assets	(1,542)	(2,446)
Accounts payable, accrued expenses and other liabilities	(4,489)	(11,581)
Rents received in advance, tenant security deposits and deferred revenue	(4,819)	782

Net cash provided by operating activities	38,538	38,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(8,855)	(7,204)
Expenditures for undeveloped land and construction in progress	(37,076)	(45,032)
Net proceeds received from dispositions of operating properties	30,023
Acquisition of minority interest in Development LLCs		(2,189)

Net cash used in investing activities	(15,908)	(54,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	17,510	87,423
Net borrowings on unsecured line of credit		151,000
Principal payments on secured debt and unsecured term facility	(14,046)	(191,708)
Distributions paid to common stockholders and common unitholders	(31,364)	(29,797)
Repurchase of common stock (Note 7)	(1,714)
Increase in restricted cash	(774)	(398)
Financing costs	(1,686)	(6,518)
Proceeds from exercise of stock options	532	4,440
Net distributions to minority interests in Development LLCs		(2,189)

Net cash (used in) provided by financing activities	(31,542)	12,253

Net decrease in cash and cash equivalents	(8,912)	(3,824)
Cash and cash equivalents, beginning of period	15,777	16,487

Cash and cash equivalents, end of period	$6,865	$12,663

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$13,645	$16,906

Distributions paid to Cumulative Redeemable Preferred unitholders	$6,750	$6,750

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 14)	$15,733	$15,891

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs		$38,689

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003 and 2002

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2003, the Company’s stabilized portfolio of operating properties consisted of 79 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 6.9 million and 4.9 million rentable square feet, respectively, and was 90.9% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties and excludes properties currently under construction or “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of June 30, 2003, the Company had two development office properties and one redevelopment office property, encompassing an aggregate of approximately 248,500 and 76,500 rentable square feet, respectively, which were in the lease-up phase. In addition, as of June 30, 2003, the Company had one development office property and three redevelopment office properties under construction, which when completed are expected to encompass an aggregate of approximately 209,000 and 394,900 rentable square feet, respectively.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.7% general partnership interest in the Operating Partnership as of June 30, 2003. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities of the Company.

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

Basis of Presentation

The consolidated financial statements of the Company include all entities for which the Company has controlling financial interest as measured by a majority of the voting interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net income is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The ownership

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage is determined by dividing the number of common limited partnership units held by the Minority Interest of the Operating Partnership by the total common limited partnership units outstanding. The issuance of additional shares of common stock or common limited partnership units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all capital transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Reclassifications

In prior reporting periods, the provision for bad debts was netted against rental income in the Company’s consolidated statements of operations. For the period ended June 30, 2003, the provision is separately classified under expenses in the consolidated statement of operations. Prior year amounts have been reclassified to conform to current periods’ presentation.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are applicable to VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands except per share amounts)
Net income, as reported	$13,360	$4,957	$24,286	$18,464
Add: Stock option expense included in reported net income	7	7	13	9
Deduct: Total stock option expense determined under fair value recognition method for all awards	(29)	(40)	(65)	(79)

Pro forma net income	$13,338	$4,924	$24,234	$18,394

Net income per share:
Basic—as reported	$0.49	$0.18	$0.89	$0.67

Basic—pro forma	$0.49	$0.18	$0.89	$0.67

Diluted—as reported	$0.49	$0.18	$0.88	$0.67

Diluted—pro forma	$0.48	$0.18	$0.88	$0.66

2.    Acquisitions and Dispositions

Acquisition of Fee Interest

In April 2003, the Company acquired the fee interest in a parcel of land at 12100 W. Olympic Boulevard, Los Angeles, California from an unaffiliated third party for approximately $1.5 million. The Company had previously leased this land from the seller. This land comprises part of the site of one of the Company’s development properties.

Dispositions

During the six months ended June 30, 2003, the Company sold the following properties:

Location	Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price ($ in millions)
4351 Latham Avenue Riverside, CA	Office	April	1	21,400	$2.8
5770 Armada Drive Carlsbad, CA	Office	May	1	81,700	14.4
Anaheim Corporate Center Anaheim, CA	Office	June	4	157,800	13.8

Total			6	260,900	$31.0

During the six months ended June 30, 2003, the Company recorded a net gain of approximately $3.7 million in connection with the sale of these properties. The Company used the net cash proceeds to fund its development and redevelopment programs, pay down principal on mortgage loans and repay borrowings under the Credit Facility (defined in Note 4). The net income and the net gains on disposition for these properties have been included in discontinued operations for the three and six months ended June 30, 2003, and 2002 (see Note 12).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Redevelopment Projects and Stabilized Development

Redevelopment Projects

During the six months ended June 30, 2003, the Company reclassified the following three properties out of the Company’s stabilized portfolio and into the Company’s redevelopment portfolio. The Company is converting two of these properties from office space to life science space and is performing extensive interior refurbishments at the third property since it had been occupied by a single tenant for approximately 30 years.

Location	Redevelopment Type	Estimated Completion Date	Estimated Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	Q4 2003	Q4 2004	1	68,000	0%
10421 Pacific Center Court Sorrento Mesa, CA	Office to Life Science	Q3 2003	Q3 2003	1	78,800	100	%(1)
909 Sepulveda Blvd. El Segundo, CA	Office	Q1 2004	Q1 2005	1	248,100	0%

Total				3	394,900

(1)	The costs for this project are included in land and improvements and building and improvements on the consolidated balance sheets. The property is currently 100% leased and will continue to generate revenue during the redevelopment process. The Company is currently converting approximately 48,500 square feet of this building to life science space at the request of the tenant. The remainder of the space is leased to another tenant through November 2003.

Stabilized Development

During the six months ended June 30, 2003, the Company added the following development project to the Company’s stabilized portfolio:

Location	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased
12100 West Olympic Blvd. West Los Angeles, CA	Office	Q2 2002	Q2 2003	1	151,000	48	%(1)

(1)	The Company had previously reported that an additional 13% of this space had been committed through a signed letter of intent. However, in August 2003 this letter of intent was cancelled.

4.    Unsecured Line of Credit and Secured Debt

As of June 30, 2003, the Company had borrowings of $255.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $82.7 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.93% at June 30, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

The Credit Facility and certain other secured debt arrangements contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its covenants at June 30, 2003.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest and loan fees capitalized for the three months ended June 30, 2003 and 2002 were $3.9 million and $3.4 million, respectively. Total interest and loan fees capitalized for the six months ended June 30, 2003 and 2002 were $7.3 million and $7.2 million, respectively.

5.    Derivative Financial Instruments

As of June 30, 2003, the Company reported liabilities of approximately $5.3 million, reflecting the fair value of its interest rate swap agreements, which are included in other liabilities in the consolidated balance sheets. As of June 30, 2003, the Company reported an asset of approximately $8,000 reflecting the fair value of its interest rate cap agreements, which is included in deferred financing costs in the consolidated balance sheet.

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at June 30, 2003:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
	(dollars in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(2,552)
Interest rate swap	50,000	LIBOR	2.57%	November 2005	(1,162)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(795)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(795)

Total included in other liabilities					(5,304)

Interest rate cap	50,000	LIBOR	4.25%	January 2005	4
Interest rate cap	50,000	LIBOR	4.25%	January 2005	4

Total included in deferred financing costs					8

Total					$(5,296)

The instruments described above have been designated as cash flow hedges. As of June 30, 2003, the balance in accumulated net other comprehensive loss relating to derivatives was approximately $7.4 million relating to the net decrease in the fair market value of the instruments since their inception. The $2.1 million difference between the total fair value of $5.3 million and the $7.4 million balance in accumulated net other comprehensive loss primarily represents the unamortized balance of the premium the Company paid for the two interest-rate cap agreements at their inception during 2002. The $2.4 million premium is being amortized into earnings over the term of the cap agreements using the caplet value approach. For the six months ended June 30, 2003, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending June 30, 2004, the Company estimates that it will reclassify approximately $4.3 million to interest expense.

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002. The Company owned an 86.7% general partnership interest in the Operating Partnership as of June 30, 2003.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2003, 18,000 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partners.

7.    Stockholders’ Equity and Employee Incentive Plans

In February 2003, the Company’s Compensation Committee granted an aggregate of 118,733 restricted shares of the Company’s common stock to certain executive officers and key employees for the 2002 annual performance period under the Company’s 1997 Stock Option and Incentive Plan. Compensation expense related to the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date and is amortized over the performance and vesting periods. Of the shares granted, 25,903 vest over a one-year period and 92,830 vest over a two-year period. The Company recorded approximately $0.4 million related to this restricted stock grant during the six months ended June 30, 2003. Restricted shares of common stock have the same dividend and voting rights as unrestricted shares of common stock and are included in the Company’s calculation of weighted average diluted outstanding shares.

In May 2003, the Company’s Compensation Committee granted an aggregate of 3,945 restricted shares of the Company’s common stock to non-employee board members under the Company’s 1997 Stock Option and Incentive Plan. The restricted stock was granted as part of the board members’ annual compensation in accordance with the Company’s new Board of Directors compensation plan. The new Board of Directors compensation plan was approved by the Board of Directors in May 2003. Compensation expense for the restricted shares is calculated based on the closing per share price of $25.38 on the May 8, 2003 grant date and is amortized over the two-year vesting period. The Company recorded approximately $7,000 related to this restricted stock grant during the six months ended June 30, 2003.

In March 2003, the Company’s Compensation Committee implemented a special long-term compensation program for certain of the Company’s executive officers that provides for cash compensation to be paid at the end of a three-year period if the Company attains certain performance measures based on annualized total shareholder return on both an absolute basis and a relative basis as compared to an identified peer group. Amounts under the special long-term compensation program will be paid at the end of the three-year performance period if the performance targets are met but are still subject to the discretion of the Compensation Committee. During the six months ended June 30, 2003, the Company accrued approximately $0.9 million of compensation expense related to this plan.

During the six months ended June 30, 2003, the Company accepted the return, at the current quoted market price, of 78,630 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

In April 2003, the Company filed a registration statement on Form S-3, to register the potential issuance and resale of up to a total of 1,398,068 shares of the Company’s common stock issued in redemption of 1,398,068 common limited partnership units of the Operating Partnership previously issued in connection with the acquisition of the minority interest in the Development LLC properties. The common limited partnership units may be redeemed at the Company’s option for shares of the Company’s common stock on a one-for-one basis in lieu of cash. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance or resale of the common stock resulting from any such redemption.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Ground Lease Obligations

During the six months ended June 30, 2003, the Company renegotiated one of the ground leases at Kilroy Airport Center in Long Beach, California. The Company leases this land, which is adjacent to the Company’s other properties at Kilroy Airport Center, Long Beach, for future development opportunities. The ground lease term was extended to July 2084 subject to the Company’s right to terminate this lease upon written notice to the landlord on or before October 2007. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment upon the completion of a building on the premises or in October 2007, whichever occurs first, and at scheduled dates thereafter.

9.    Peregrine Systems Inc.

On July 18, 2003, the bankruptcy court approved Peregrine Systems Inc.’s (“Peregrine”) plan of reorganization. As previously reported, Peregrine had filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on September 22, 2002. Under the terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company will receive a payment in the third quarter of 2003 of approximately $18 million and four additional payments of approximately $750,000 to be paid annually over the next four years. As a result of the settlement, the Company reduced its allowance for unbilled deferred rents by approximately $2.0 million for amounts specifically related to the terminated Peregrine leases. The Company also reversed a $0.5 million reserve previously charged to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine, but was surrendered to the Company in June 2002. These changes of estimates were reflected in the Company’s financial statements for the three and six months ended June 30, 2003.

10.    Lease Termination Fee

During the first quarter of 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at an office property in Sorrento Mesa, California, which encompasses approximately 68,000 rentable square feet. Subsequent to the termination of this lease, this property was moved to the Company’s redevelopment portfolio (see Note 3) since the Company is repositioning it for life science use.

11.    Segment Disclosure

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other income) less property and related expenses (property expenses, real estate taxes, ground leases and provision for bad debts) and does not include interest income and expense, depreciation and amortization and corporate general and administrative expenses. There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenues and Expenses:

Office Properties:
Operating revenues(1)	$40,627	$40,628	$85,255	$81,989
Property and related expenses	9,065	11,966	21,252	23,058

Net operating income, as defined	31,562	28,662	64,003	58,931

Industrial Properties:
Operating revenues(1)	9,454	10,223	19,198	19,981
Property and related expenses	1,408	1,602	2,782	3,031

Net operating income, as defined	8,046	8,621	16,416	16,950

Total Reportable Segments:
Operating revenues(1)	50,081	50,851	104,453	101,970
Property and related expenses	10,473	13,568	24,034	26,089

Net operating income, as defined	39,608	37,283	80,419	75,881

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	39,608	37,283	80,419	75,881
Other unallocated revenues:
Interest income	48	86	94	371
Other unallocated expenses:
General and administrative expenses	4,011	3,648	7,869	6,616
Interest expense	7,585	8,668	15,274	17,927
Depreciation and amortization	13,230	18,021	26,969	30,389
Net gains on dispositions of operating properties		896		896

Income from continuing operations before minority interests	14,830	7,928	30,401	22,216
Minority interests	(4,902)	(4,173)	(9,908)	(6,051)
Income from discontinued operations	3,432	1,202	3,793	2,299

Net income	$13,360	$4,957	$24,286	$18,464

(1)	All operating revenues are comprised of amounts received from third party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Discontinued Operations

In accordance with the SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2003 and 2002, discontinued operations related to three office properties that the Company sold during the six months ended June 30, 2003 (see Note 2). For the three and six months ended June 30, 2002, discontinued operations also related to the 12 industrial and five office properties that the Company sold in 2002. In connection with the disposition of one of the properties sold in 2003 and one of the properties sold in 2002 the Company repaid approximately $8.0 million and $4.1 million, respectively, in principal of a mortgage loan partially secured by these properties. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
REVENUES:
Rental income	$569	$2,186	$1,390	$4,384
Tenant reimbursements	70	358	165	638
Other income		1	12	8

Total revenues	639	2,545	1,567	5,030

EXPENSES:
Property expenses	103	337	259	760
Real estate taxes	57	211	142	431
Provision for bad debts	6	26	12	50
Interest expense	26	100	82	200
Depreciation and amortization	176	481	385	979

Total expenses	368	1,155	880	2,420

Income from discontinued operations before net gains on dispositions of discontinued operations and minority interests	271	1,390	687	2,610
Net gain on disposition of discontinued operations	3,690		3,690
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(529)	(188)	(584)	(311)

Total income from discontinued operations	$3,432	$1,202	$3,793	$2,299

13.    Earnings Per Share

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations	$9,928	$3,755	$20,493	$16,165
Discontinued operations	3,432	1,202	3,793	2,299

Net income—numerator for basic and diluted earnings per share	$13,360	$4,957	$24,286	$18,464

Denominator:
Basic weighted-average shares outstanding	27,351,392	27,462,651	27,286,586	27,359,999
Effect of dilutive securities-stock options and restricted stock	193,331	342,261	201,113	318,401

Diluted weighted-average shares and common share equivalents outstanding	27,544,723	27,804,912	27,487,699	27,678,400

Basic earnings per share:
Net income from continuing operations	$0.36	$0.14	$0.75	$0.59
Discontinued operations	0.13	0.04	0.14	0.08

Net income	$0.49	$0.18	$0.89	$0.67

Diluted earnings per share:
Net income from continuing operations	$0.36	$0.14	$0.75	$0.58
Discontinued operations	0.13	0.04	0.13	0.09

Net income	$0.49	$0.18	$0.88	$0.67

At June 30, 2003, Company employees and directors held options to purchase 113,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

14.    Subsequent Events

On July 17, 2003, aggregate distributions of approximately $15.7 million were paid to common stockholders and common unitholders of record on June 30, 2003.

On July 18, 2003, the bankruptcy court approved Peregrine Systems Inc.’s plan of reorganization. Under the terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company will receive a payment in the third quarter of 2003 of approximately $18 million and four additional payments of approximately $750,000 to be paid annually over the next four years (see Note 9).

On July 31, 2003, the Company sold an office property to an unaffiliated third party for a sales price of approximately $4.7 million in cash. The property, which encompasses approximately 30,600 rentable square feet, is located in Riverside, California.

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

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.7% general partnership interest in the Operating Partnership as of June 30, 2003.

As of June 30, 2003, the Company’s stabilized portfolio was comprised of 79 office properties (the “Office Properties”) encompassing an aggregate of approximately 6.9 million rentable square feet, and 50 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.9 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of June 30, 2003, the Office and Industrial Properties represented 79.9% and 20.1%, respectively, of the Company’s annualized base rent. For the three months ended June 30, 2003, average occupancy in the Company’s stabilized portfolio was 92.0%. As of June 30, 2003, the Company had approximately 1,080,000 square feet of space in its stabilized portfolio available for lease.

Factors Which May Influence Future Results of Operations

Rental income.    The amount of net rental income generated by the Company’s Properties depends principally on its ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income generated by the Company also depends on its ability to maintain or increase rental rates in its submarkets Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Rental Rates.    The Company’s average rental rate increase was 5.1% on a GAAP basis and 0.3% on a cash basis for leases executed during the six months ended June 30, 2003. The change in rental rates for leases executed during the three months ended June 30, 2003 decreased 2.3% on a GAAP basis and 4.8% on a cash basis. Change in rents on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the stated rent for the expiring lease for the same space, whereas change in rents on a GAAP basis compares the average rents over the term of the lease for each lease. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate, although individual Properties within any particular submarket presently may be leased at above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates.

Scheduled lease expirations.    In addition to the 1,080,000 square feet of available space in the Company’s stabilized portfolio, leases representing approximately 4.4% and 10.0% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2003 and in 2004, respectively. The leases scheduled to expire in the remainder of 2003 and the leases scheduled to expire in 2004 represent approximately 0.8 million square feet of office space, or 11.9% of the Company’s total annualized base rent, and 0.7 million square feet of industrial space, or 2.8% of the Company’s total annualized base rent. For the leases scheduled to expire in the remainder of 2003 and in 2004, management believes the rental rates on average are 10 to 15% above current average quoted market rates which is primarily related to one lease expiring in 2004. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    Leasing in the Los Angeles County submarket continues to be challenging as a result of the soft demand for office and industrial space combined with the current availability of space, both directly and through sub-leases. Consequently, management cannot predict when the Company will see significant positive leasing momentum or a change in demand for office space given the level of direct vacancy and concentration of sublease space currently available in this submarket. At June 30, 2003, the Company’s Los Angeles stabilized office portfolio was 82.7% occupied with approximately 535,500 rentable square feet available for lease. This includes one office development project, encompassing approximately 151,000 rentable square feet, that was previously in the lease-up phase and added to the stabilized portfolio during the quarter ended June 30, 2003 since it had been one year following substantial completion. As of June 30, 2003, this building was not occupied. The Company has executed leases for 48% of the space in this building commencing in the third quarter of 2003. At June 30, 2003, the Company had one office development project in lease-up in the Los Angeles region encompassing an aggregate of approximately 133,700. The project, located in El Segundo, was completed in the third quarter of 2002 and was not leased as of June 30, 2003. The Company expects to add this property to the stabilized office portfolio in the third quarter of 2003. In addition, during the first quarter of 2003, the Company began the redevelopment of an office building encompassing approximately 248,100 rentable square feet which was not pre-leased as of June 30, 2003. The building is located in El Segundo and is in the same complex as the El Segundo lease-up property discussed above. The Company expects to complete the redevelopment of this building in the first quarter of 2004. Further, leases representing an aggregate of approximately 128,900 and 436,600 rentable square feet are scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket as of June 30, 2003. See additional information regarding other in-process development and redevelopment projects in this submarket under the caption “Development and Redevelopment Programs” in this report.

San Diego County submarket information.    As of June 30, 2003, the Company’s San Diego office portfolio was 89.4% occupied with approximately 302,800 rentable square feet available for lease. As of June 30, 2003, leases representing an aggregate of approximately 100,700 and 50,900 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. In addition, during the first quarter of 2003, the Company began the redevelopment of one office building in the San Diego region, which was not pre-leased as of June 30, 2003. The Company expects to complete this project, which encompasses approximately 68,000 rentable square feet, in the fourth quarter of 2003.

Orange County submarket information.    As of June 30, 2003, the Company’s Orange County properties were 97.9% occupied with approximately 93,300 rentable square feet available for lease. As of June 30, 2003, leases representing an aggregate of approximately 220,800 and 474,300 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. In addition, as of June 30, 2003, the Company had one redevelopment property in lease-up in the Orange County region. This property, which encompasses approximately 77,000 rentable square feet, was completed in the third quarter of 2002, and was 17% leased at June 30, 2003. The Company expects to add this property to the stabilized office portfolio in the third quarter of 2003.

Sublease space.    Of the Company’s leased space at June 30, 2003, approximately 840,000 rentable square feet, or 7.1% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 6.4% was vacant space and the remaining 0.7% was occupied. At March 31, 2003, approximately 990,000 rentable square feet, or 8.3% of the square footage in the Company’s stabilized portfolio was available for sublease. Of the total 7.1% of rentable square feet available for sublease at June 30, 2003, approximately 4.4% is located in Orange County, of which 4.1% represents space available in two Orange County industrial buildings, and approximately 1.5% is in San Diego County.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants:

The Boeing Company.    As of June 30, 2003, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 0.8 million rentable square feet of office space under eight separate leases, representing approximately 8.4% of the Company’s total annual base rental revenues. These leases are scheduled to expire at various dates between July 2004 and March 2009. Prior to June 30, 2003, The Boeing Company previously had another lease, at 909 N. Sepulveda Boulevard in El Segundo, California, encompassing approximately 248,150 rentable square feet that expired on February 28, 2003. The Boeing Company vacated this building upon lease expiration. This building was subsequently moved to the Company’s redevelopment portfolio.

Peregrine Systems, Inc.    As previously reported, Peregrine Systems, Inc. (“Peregrine”), the Company’s second largest tenant at March 31, 2003, filed for bankruptcy in September 2002. Peregrine had leased four office buildings totaling approximately 423,900 rentable square feet under four separate leases. Peregrine was also committed to lease a fifth building, encompassing approximately 114,800 rentable square feet, which was completed in the third quarter of 2002. In July 2003, the bankruptcy court approved Peregrine’s plan of reorganization. Peregrine had filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on September 22, 2002. Under terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company will receive a payment in the third quarter of 2003 of approximately $18 million and four additional payments of approximately $750,000 to be paid annually over the next four years.

As part of the bankruptcy court’s approval of Peregrine’s reorganization plan, the court approved Peregrine’s rejection of its lease with the Company for 3811 Valley Centre Drive, which was effective July 31, 2003. This 112,067 square-foot building is currently 58% subleased to other tenants. The bankruptcy court also approved Peregrine’s continuation, in part, of the lease with the Company for 3611 Valley Centre Drive. Under the revised terms of this lease, Peregrine will continue to lease 78,037 square feet of this 129,680 square foot building that is currently 100% leased to Peregrine. The revised lease terms commence on August 28, 2003. The Company has executed leases with new tenants for approximately 297,000 rentable square feet of the approximately 461,000 rentable square feet rejected and/or terminated by Peregrine.

Brobeck, Phleger & Harrison, LLP.    Brobeck, Phleger & Harrison, LLP (“Brobeck”) dissolved in February 2003 and as a result the Company terminated the two leases Brobeck had with the Company encompassing 161,500 aggregate rentable square feet. One of the buildings totaling approximately 72,300 rentable square feet was re-leased on an interim basis to one tenant in conjunction with a longer-term lease at another one of the Company’s buildings. The interim lease will terminate when the tenant improvements are complete and the primary building is ready for occupancy, which is expected to be during the third quarter of 2003. The Company has also executed a fifteen-year lease with another tenant for the same 72,300 square foot building and approximately 23,900 rentable square feet in the adjacent 89,200 rentable square foot building, which is expected to commence in the fourth quarter of 2003.

Although the Company has been able to mitigate the impact of tenant defaults to its financial condition, revenues and results of operations, the Company’s financial condition, results of operations and cash flows could be adversely affected if the Company is unable to re-lease the remaining space vacated by Peregrine or Brobeck on a long-term basis. In addition, the Company’s financial condition, results of operations and cash flows would be adversely affected if any of the Company’s other significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or if any of them become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Bad Debt Expense.    The Company’s net income could also be adversely affected if the Company experiences increases in its incidence of bad debt expense. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, downturns in tenants’ businesses may weaken tenants’ financial conditions and could result in additional defaults under lease obligations. During 2001 and 2002, the Company experienced an increased incidence of bad debts as a result of the general decline in the national and regional economy and its effect on the collection of outstanding receivable balances. The Company’s reserve levels will fluctuate in the future based on the state of the economy and/or if the Company continues to experience an increased incidence of bad debts. If the Company experiences continued or increased levels of bad debt expense, the Company’s financial condition, results of operations and cash flows would be adversely affected.

Development and redevelopment programs.    Management believes that a significant source of the Company’s potential growth over the next several years will continue to come from its development pipeline. However, given the current economic environment in the Company’s development submarkets, the Company will most likely not be able to attain historical levels of growth from development in the near future. As of June 30, 2003, the Company had two office development properties in lease-up encompassing an aggregate of approximately 248,500 rentable square feet. The Company’s in-process development pipeline at June 30, 2003 included one office project, encompassing approximately 209,000 rentable square feet, which is expected to stabilize in 2004. See additional information regarding the Company’s in-process development portfolio under the caption “Development and Redevelopment Programs” in this report. In addition, as of June 30, 2003, the Company owned approximately 58.2 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. As of June 30, 2003, the Company had one office redevelopment office property in lease-up encompassing an aggregate of approximately 78,000 rentable square feet. The Company’s in-process redevelopment portfolio at June 30, 2003 included three office projects, encompassing approximately 394,900 rentable square feet, which are expected to stabilize in 2004 and the first quarter of 2005. This redevelopment portfolio included two life science conversion projects in North San Diego County and another project in which the Company is performing extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment Programs” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

The Company has a proactive planning process by which it continually evaluates the size, timing and scope of its development and redevelopment programs and, as necessary, scales activity to reflect the economic conditions and the real estate fundamentals that exist in the Company’s strategic submarkets. However, the Company may not be able to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete projects on schedule or within budgeted amounts, which could adversely affect the Company’s financial condition, results of operations and cash flows.

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.4% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio approximately 14% during 2002. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues because approximately 71% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 29% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

In addition, the California State legislature is currently evaluating split tax roll legislation, which if enacted, would have a material effect on the Company’s operating results. If this legislation is passed, the Company’s properties would be subject to full market value appraisals on a cyclical basis, which could result in significant increases in real estate taxes for the Company’s properties located in California. Under the current tax laws, the enrolled values of the Company’s properties can only be increased a maximum of 2% annually.

Results of Operations

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from June 30, 2002 to June 30, 2003. Rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 0.8 million rentable square feet, or 6.6%, to 11.8 million rentable square feet at June 30, 2003, compared to 12.6 million rentable square feet at June 30, 2002 as a result of the properties sold and properties transferred to the redevelopment portfolio subsequent to June 30, 2002, net of the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to June 30, 2002.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at June 30, 2002	91	7,570,371	61	5,085,945	152	12,656,316
Properties added from the Development Portfolio	2	240,168			2	240,168
Acquisitions			1	103,380	1	103,380
Properties transferred to the Redevelopment Portfolio	(3)	(396,014)			(3)	(396,014)
Dispositions(1)	(11)	(465,331)	(12)	(308,800)	(23)	(774,131)
Remeasurement	—	(6,135)	—	(3,312)	—	(9,447)

Total at June 30, 2003	79	6,943,059	50	4,877,213	129	11,820,272

(1)	The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the three and six months ended June 30, 2003 and 2002 does not include operating results for properties disposed of subsequent to December 31, 2001.

Non-GAAP Supplemental Financial Measure: Net Operating Income

Management believes that Net Operating Income from continuing operations (“NOI”) is a useful supplemental measure of the Company’s operating performance. The Company defines NOI as operating revenues from continuing operations (rental income, tenant reimbursements and other income) less property and related expenses from continuing operations (property expenses, real estate taxes, ground leases and provision for bad debts). Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s NOI may not be comparable to other REITs.

Because NOI excludes general and administrative expenses, interest expense, depreciation and amortization, gains and losses from property dispositions, discontinued operations, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance on a segment basis since NOI allows the Company to evaluate the impact that factors such as occupancy levels, lease structure, lease rates, and tenant base, which vary by segment type, have on the Company’s results, margins and returns.

In addition, management believes that NOI provides useful information to the investment community about the Company’s financial and operating performance when compared to other REITs since NOI is generally recognized as a standard measure of performance in the real estate industry.

However, NOI should not be viewed as an alternative measure of the Company’s financial performance since it does not reflect general and administrative expenses, interest expense, depreciation and amortization costs, the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, or trends in development and construction activities which are significant economic costs and activities that could materially impact the Company’s results from operations.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

The following table reconciles the Company’s NOI to the Company’s GAAP net income for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2003	2002
Net Operating Income, as defined:

Office Properties
Operating Revenues:
Rental income	$35,940	$35,357	$583	1.6%
Tenant reimbursements	4,367	5,243	(876)	(16.7)
Other income	320	28	292	1042.9

Total	40,627	40,628	(1)	0.0

Operating Expenses:
Property expenses	6,996	6,765	231	3.4
Real estate taxes	3,054	3,130	(76)	(2.4)
Provision for bad debts	(1,309)	1,739	(3,048)	(175.3)
Ground leases	324	332	(8)	(2.4)

Total	9,065	11,966	(2,901)	(24.2)

Net Operating Income, as defined	31,562	28,662	2,900	10.1

Industrial Properties
Operating Revenues:
Rental income	8,547	9,109	(562)	(6.2)
Tenant reimbursements	882	1,114	(232)	(20.8)
Other income	25	—	25	100

Total	9,454	10,223	(769)	(7.5)

Operating Expenses:
Property expenses	707	426	281	66.0
Real estate taxes	608	723	(115)	(15.9)
Provision for bad debts	93	453	(360)	(79.5)

Total	1,408	1,602	(194)	(12.1)

Net Operating Income, as defined	8,046	8,621	(575)	(6.7)

Total Portfolio:
Net Operating Income, as defined	39,608	37,283	2,325	6.2

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	39,608	37,283	2,325	6.2
Other Expenses:
General and administrative expenses	4,011	3,648	363	10.0
Interest expense	7,585	8,668	(1,083)	(12.5)
Depreciation and amortization	13,230	18,021	(4,791)	(26.6)
Other Income:
Interest income	48	86	(38)	(44.2)
Net gains on dispositions of operating properties		896	(896)	(100.0)

Income from continuing operations before minority interests	14,830	7,928	6,902	87.1
Minority interests attributable to continuing operations	(4,902)	(4,173)	(729)	17.5
Income from discontinued operations	3,432	1,202	2,230	185.5

Net Income	$13,360	$4,957	$8,403	169.5%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$35,940	$35,357	$583	1.6%	$31,980	$32,112	$(132)	(0.4)%
Tenant reimbursements	4,367	5,243	(876)	(16.7)	3,688	4,589	(901)	(19.6)
Other income	320	28	292	1,042.9	317	27	290	1074.1

Total	40,627	40,628	(1)	0.0	35,985	36,728	(743)	(2.0)

Property and related expenses:
Property expenses	6,996	6,765	231	3.4	6,606	6,044	562	9.3
Real estate taxes	3,054	3,130	(76)	(2.4)	2,539	2,834	(295)	(10.4)
Provision for bad debts	(1,309)	1,739	(3,048)	(175.3)	(1,395)	1,585	(2,980)	(188.0)
Ground leases	324	332	(8)	(2.4)	321	332	(11)	(3.3)

Total	9,065	11,966	(2,901)	(24.2)	8,071	10,795	(2,724)	(25.2)

Net operating income, as defined	$31,562	$28,662	$2,900	10.1%	$27,914	$25,933	$1,981	7.6%

(1)	Stabilized office properties owned at January 1, 2002 and still owned at June 30, 2003.

Total revenues from Office Properties remained consistent at $40.6 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Rental income from Office Properties increased $0.6 million, or 1.6% to $35.9 million for the three months ended June 30, 2003 compared to $35.3 million for the three months ended June 30, 2002. Rental income generated by the Core Office Portfolio decreased $0.1 million, or 0.4% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily due to a decline in occupancy in the portfolio. Average occupancy in the Core Office Portfolio decreased 2.0% to 88.6% for the three months ended June 30, 2003 compared to 90.6% for the three months ended June 30, 2002. The decline in occupancy was primarily attributable to the Peregrine and Brobeck lease defaults discussed under “Recent Information Regarding Significant Tenants.” An increase of $1.8 million in rental income generated by the office properties developed by the Company in 2002 (the “Office Development Properties”) was offset by a decrease of $1.1 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2002 and 2003 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties decreased $0.9 million, or 16.7% to $4.4 million for the three months ended June 30, 2003 compared to $5.3 million for the three months ended June 30 2002. A decrease of $0.9 million was generated by the Core Office Portfolio and was primarily due to the collection of prior year tenant reimbursements during the second quarter of 2002 that were reserved for financial reporting purposes. In addition, an increase of $0.2 million in tenant reimbursements from the Office Development Properties was offset by a decrease of $0.2 million generated by the Office Redevelopment Properties. Other income from Office Properties increased approximately $292,000 to $320,000 for the three months ended June 30, 2003 compared to $28,000 for the three months ended June 30, 2002. Other income for the three months ended June 30, 2003 consisted primarily of lease termination fees and tenant late charges.

Total expenses from Office Properties decreased $2.9 million, or 24.2% to $9.1 million for the three months ended June 30, 2003 compared to $12.0 million for the three months ended June 30, 2002. Property expenses from Office Properties increased $0.2 million, or 3.4% to $7.0 million for the three months ended June 30, 2003 compared to $6.8 million for the three months ended June 30, 2002. An increase of $0.6 million was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures. An increase of $0.2 million in property expenses was attributable to the Office Development Properties due to an increase in variable expenses related to lease-up of this portfolio. This $0.8 million increase from the Core Office Portfolio and Office Development Properties was offset by a decrease of $0.6 million attributable to the Office Redevelopment Properties taken out of service during 2003. Real estate taxes decreased $76,000, or 2.4% for the three months ended June 30, 2003 as compared to the same period in 2002. Real estate taxes for the Core Office Portfolio decreased $0.3 million for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. This decrease was primarily due to refunds received for prior year real estate taxes successfully appealed by the Company in 2003. This decrease was partially offset by an increase of $0.3 million attributable to the Office Development Properties. The provision for bad debts decreased $3.0 million, or 175.3%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease was primarily due to a decrease in the provision for unbilled deferred rents. For the three months ended June 30, 2003, the Company reversed a previously recorded provision for unbilled deferred rent related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. See further discussion of Peregrine under “Recent Information Regarding Significant Tenants”. For the three months ended June 30, 2002, the Company recorded a provision for unbilled deferred rent specifically related to receivables from Peregrine. The Company evaluates its reserve for unbilled deferred rent on a quarterly basis. Ground lease expense for Office Properties remained consistent for the three months ended June 30, 2003 compared to the same period in 2002.

Net operating income, as defined, from Office Properties increased $2.9 million, or 10.1% to $31.6 million for the three months ended June 30, 2003 compared to $28.7 million for the three months ended June 30, 2002. Of this increase, $2.0 million was generated by the Core Office Portfolio and $1.7 million was attributable to the Office Development Properties. This $3.7 million increase was offset by a decrease of $0.8 million attributable to the Office Redevelopment Properties that were taken out of service during 2003.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$8,547	$9,109	$(562)	(6.2)%	$8,385	$9,109	$(724)	(7.9)%
Tenant reimbursements	882	1,114	(232)	(20.8)	870	1,114	(244)	(21.9)
Other income	25	—	25	100.0	25	—	25	100.0

Total	9,454	10,223	(769)	(7.5)	9,280	10,223	(943)	(9.2)

Property and related expenses:
Property expenses	707	426	281	66.0	705	426	279	65.5
Real estate taxes	608	723	(115)	(15.9)	587	723	(136)	(18.8)
Provision for bad debts	93	453	(360)	(79.5)	91	453	(362)	(79.9)

Total	1,408	1,602	(194)	(12.1)	1,383	1,602	(219)	(13.7)

Net operating income, as defined	$8,046	$8,621	$(575)	(6.7)%	$7,897	$8,621	$(724)	(8.4)%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at June 30, 2003.

Total revenues from Industrial Properties decreased $0.7 million, or 7.5% to $9.5 million for the three months ended June 30, 2003 compared to $10.2 million for the three months ended June 30, 2002. Rental income from Industrial Properties decreased $0.6 million, or 6.2% to $8.5 million for the three months ended June 30, 2003 compared to $9.1 million for the three months ended June 30, 2002. Rental income generated by the Core Industrial Portfolio decreased $0.7 million, or 7.9% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 1.7% to 97.0% for the three months ended June 30, 2003 compared to 98.7% for the three months ended June 30, 2002. The decline in occupancy in this portfolio was primarily due to one building which was 100% leased to a single tenant which filed for bankruptcy and vacated the building during the third quarter of 2002. The $0.7 million decrease in rental revenue from the Core Industrial Portfolio was partially offset by a $0.2 million increase from the one industrial building acquired in 2002 (the “Industrial Acquisition”).

Tenant reimbursements from Industrial Properties decreased $0.2 million, or 20.8% to $0.9 million for the three months ended June 30, 2003 compared to $1.1 million for three months ended June 30, 2002. Tenant reimbursements in the Core Industrial Portfolio decreased $0.2 million, or 21.9% primarily due to a decrease in occupancy in this portfolio. Other income from Industrial Properties remained consistent for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Total expenses from Industrial Properties decreased $0.2 million, or 12.1% to $1.4 million for the three months ended June 30, 2003 compared to $1.6 million for the three months ended June 30, 2002. Property expenses from Industrial Properties increased $0.3 million, or 66.0% to $0.7 million for the three months ended June 30, 2003 compared to $0.4 million for the three months ended June 30, 2002. This increase was primarily attributable to a non-recurring increase in HVAC costs at one property in the Core Industrial Portfolio. Real estate taxes decreased $0.1 million, or 15.9% to $0.6 million for the three months ended June 30, 2003 compared to $0.7 million the three months ended June 30, 2002. This decrease was primarily attributable to the Core Industrial Portfolio, and was due to refunds received for real estate taxes successfully appealed by the Company in 2003. The provision for bad debts decreased $0.4 million, or 79.5%, compared to the same period in 2002. During the three months ended June 30, 2002, the Company increased its reserve for unbilled deferred rent specifically related to the Company’s watchlist tenants. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.6 million, or 6.7% to $8.0 million for the three months ended June 30, 2003 compared to $8.6 million for the three months ended June 30, 2002. Net operating income for the Core Industrial Portfolio decreased $0.7 million, or 8.4% for the three months ended June 30, 2003 compared to the same period in 2002. This was offset by an increase of $0.1 million attributable to the Industrial Acquisition.

Non-Property Related Income and Expenses

General and administrative expenses increased $0.4 million, or 10.0%, to $4.0 million for the three months ended June 30, 2003 compared to $3.6 million for the three months ended June 30, 2002. This increase was primarily due to an increase in accrued incentive compensation and higher legal, reporting and public company costs as a result of compliance with new requirements imposed by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange. The increase was partially offset by the reversal of a $0.5 million reserve in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be leased to Peregrine. This building was surrendered to the Company in June 2002. See further discussion regarding this agreement under the caption “Factors which may influence future results of operations—Recent information regarding significant tenants: Peregrine Systems, Inc.”

Net interest expense decreased $1.1 million, or 12.5% to $7.6 million for the three months ended June 30, 2003 compared to $8.7 million for the three months ended June 30, 2002. Gross interest expense, before the effect of capitalized interest, decreased $0.6 million, or 4.7% to $11.4 million for the three months ended June 30, 2003 from $12.0 million for the three months ended June 30, 2002, primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.3% at June 30, 2003 compared to 6.0% at June 30, 2002. Total capitalized interest increased $0.5 million, or 15.3% to $3.9 million for the three months ended June 30, 2003 from $3.4 million for the three months ended June 30, 2002, primarily due to higher construction in progress balances.

Depreciation and amortization decreased $4.8 million, or 26.6% to $13.2 million for the three months ended June 30, 2003 compared to $18.0 million for the three months ended June 30, 2002. The decrease was due primarily to a $5.8 million charge in the second quarter of 2002 for previously capitalized leasing costs related to the Company’s leases with Peregrine.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

The following table reconciles the Company’s net operating income, as defined to GAAP net income for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2003	2002
Net Operating Income, as defined:

Office Properties
Operating Revenues:
Rental income	$71,490	$70,882	$608	0.9%
Tenant reimbursements	9,022	9,652	(630)	(6.5)
Other income	4,743	1,455	3,288	226.0

Total	85,255	81,989	3,266	4.0

Operating Expenses:
Property expenses	15,204	13,605	1,599	11.8
Real estate taxes	6,117	6,024	93	1.5
Provision for bad debts	(713)	2,713	(3,426)	(126.3)
Ground leases	644	716	(72)	(10.1)

Total	21,252	23,058	(1,806)	(7.8)

Net Operating Income, as defined	64,003	58,931	5,072	8.6

Industrial Properties:
Operating Revenues:
Rental income	17,160	17,935	(775)	(4.3)
Tenant reimbursements	1,910	2,042	(132)	(6.5)
Other income	128	4	124	3,100.0

Total	19,198	19,981	(783)	(3.9)

Operating Expenses:
Property expenses	1,178	865	313	36.2
Real estate taxes	1,393	1,458	(65)	(4.5)
Provision for bad debts	211	708	(497)	(70.2)

Total	2,782	3,031	(249)	(8.2)

Net Operating Income, as defined	16,416	16,950	(534)	(3.2)

Total Portfolio:
Net Operating Income, as defined	80,419	75,881	4,538	6.0

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	80,419	75,881	4,538	6.0
Other Expenses:
General and administrative expenses	7,869	6,616	1,253	18.9
Interest expense	15,274	17,927	(2,653)	(14.8)
Depreciation and amortization	26,969	30,389	(3,420)	(11.3)

Total expenses	50,112	54,932	(4,820)	(8.8)
Other Income:
Interest income	94	371	(277)	(74.7)
Net gains on dispositions of operating properties		896	(896)	(100.0)

Income from continuing operations before minority interests	30,401	22,216	8,185	36.8
Minority interests attributable to continuing operations	(9,908)	(6,051)	(3,857)	(63.7)
Income from discontinued operations	3,793	2,299	1,494	65.0

Net Income	$24,286	$18,464	$5,822	31.5%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$71,490	$70,882	$608	0.9%	$63,100	$65,091	$(1,991)	(3.1)%
Tenant reimbursements	9,022	9,652	(630)	(6.5)	7,886	8,456	(570)	(6.7)
Other income	4,743	1,455	3,288	226.0	475	1,350	(875)	(64.8)

Total	85,255	81,989	3,266	4.0	71,461	74,897	(3,436)	(4.6)

Property and related expenses:
Property expenses	15,204	13,605	1,599	11.8	13,967	12,489	1,478	11.8
Real estate taxes	6,117	6,024	93	1.5	5,197	5,532	(335)	(6.1)
Provision for bad debts	(713)	2,713	(3,426)	(126.3)	(1,395)	2,504	(3,899)	(155.7)
Ground leases	644	716	(72)	(10.1)	630	716	(86)	(12.0)

Total	21,252	23,058	(1,806)	(7.8)	18,399	21,241	(2,842)	(13.4)

Net operating income, as defined	$64,003	$58,931	5,072	8.6%	$53,062	$53,656	$(594)	(1.1)%

(1)	Stabilized office properties owned at January 1, 2002 and still owned at June 30, 2003.

Total revenues from Office Properties increased $3.3 million, or 4.0% to $85.3 million for the six months ended June 30, 2003 compared to $82.0 million for the six months ended June 30, 2002. Rental income from Office Properties increased $0.6 million, or 0.9% to $71.5 million for the six months ended June 30, 2003 compared to $70.9 million for the six months ended June 30, 2002. Rental income generated by the Core Office Portfolio decreased $2.0 million, or 3.1% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily due to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio decreased 3.2% to 88.6% for the six months ended June 30, 2003 compared to 91.8% for the six months ended June 30, 2002. This decline in occupancy was primarily attributable to the Peregrine and Brobeck lease defaults discussed under “Recent Information Regarding Significant Tenants.” An increase of $4.3 million in rental income generated by the office properties developed by the Company in 2002 (the “Office Development Properties”), was offset by a decrease of $1.7 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2002 and 2003 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties decreased $0.6 million, or 6.5% to $9.0 million for the six months ended June 30, 2003 compared to $9.6 million for the six months ended June 30 2002. A decrease of $0.6 million, or 6.7% was generated by the Core Office Portfolio and was primarily due to the collection of prior year tenant reimbursements during the six months ended June 30, 2002 that were reserved for financial reporting purposes. A decrease of $0.3 million in tenant reimbursements from the Office Redevelopment Properties was offset by an increase of $0.3 million generated by the Office Development Properties. Other income from Office Properties increased approximately $3.3 million to $4.7 million for the six months ended June 30, 2003 compared to $1.4 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at a building in San Diego. Subsequent to the termination of this lease, this building was moved to the Company’s redevelopment portfolio and is included in the Office Redevelopment Properties at June 30, 2003. During the six months ended June 30, 2002, the Company recognized a $1.2 million lease termination fee resulting from the early termination of a lease for a building in San Diego.

Total expenses from Office Properties decreased $1.8 million, or 7.8% to $21.2 million for the six months ended June 30, 2003 compared to $23.0 million for the six months ended June 30, 2002. Property expenses from Office Properties increased $1.6 million, or 11.8% to $15.2 million for the six months ended June 30, 2003 compared to $13.6 million for the six months ended June 30, 2002. An increase of $1.5 million was generated by the Core Office Portfolio. This increase was primarily attributable to legal expenses incurred related to tenant defaults and higher repairs and maintenance. Of the remaining increase of $0.1 million, an increase of $0.7 million attributable to the Office Development Properties was offset by a decrease of $0.6 million attributable to the Office Redevelopment Properties. Real estate taxes increased $0.1 million, or 1.5% to $6.1 million for the six months ended June 30, 2003 as compared to $6.0 million for the six months ended June 30, 2002. Real estate taxes for the Core Office Portfolio decreased $0.3 million, or 6.1% to $5.2 million for the six months ended June 30, 2003 compared to $5.5 million for the comparable period in 2002. This decrease was due to refunds received for real estate taxes successfully appealed by the Company in 2003. This decrease in real estate taxes was offset by an increase of $0.4 million attributable to the Office Development Properties. The provision for bad debts decreased $3.4 million or 126.3% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease was primarily due to a change in the provision for unbilled deferred rents receivable. For the six months ended June 30, 2003, the Company reversed a provision for unbilled deferred rent related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. See further discussion of Peregrine in “Recent Information regarding Significant Tenants”. During 2002, the Company recorded a provision for unbilled deferred rent specifically related to receivables from Peregrine. The Company evaluates its reserve for unbilled deferred rent on a quarterly basis. Ground lease expense for Office Properties decreased $0.1 million, or 10.1% for the six months ended June 30, 2003 compared to the same period in 2002. This decrease was attributable to the Core Office Portfolio.

Net operating income, as defined, from Office Properties increased $5.1 million, or 8.6% to $64.0 million for the six months ended June 30, 2003 compared to $58.9 million for the six months ended June 30, 2002. A decrease of $0.6 million attributable to the Core Office Portfolio was offset by an increase of $2.9 million attributable to the Office Development Properties, and an increase of $2.8 million is attributable to the Office Redevelopment Properties, which was due to a lease termination fee recognized in the first quarter of 2003.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$17,160	$17,935	$(775)	(4.3)%	$16,822	$17,936	$(1,114)	(6.2)%
Tenant reimbursements	1,910	2,042	(132)	(6.5)	1,879	2,042	(163)	(8.0)
Other income	128	4	124	3,100.0	128	4	124	3,100.0

Total	19,198	19,981	(783)	(3.9)	18,829	19,982	(1,153)	(5.8)

Property and related expenses:
Property expenses	1,178	865	313	36.2	1,171	865	306	35.4
Real estate taxes	1,393	1,458	(65)	(4.5)	1,352	1,458	(106)	(7.3)
Provision for bad debts	211	708	(497)	(70.2)	208	709	(501)	(70.7)

Total	2,782	3,031	(249)	(8.2)	2,731	3,032	(301)	(9.9)

Net operating income, as defined	$16,416	$16,950	$(534)	(3.2)%	$16,098	$16,950	$(852)	(5.0)%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at June 30, 2003.

Total revenues from Industrial Properties decreased $0.8 million, or 3.9% to $19.2 million for the six months ended June 30, 2003 compared to $20.0 million for the six months ended June 30, 2002. Rental income from Industrial Properties decreased $0.8 million, or 4.3% to $17.1 million for the six months ended June 30, 2003 compared to $17.9 million for the six months ended June 30, 2002. Rental income generated by the Core Industrial Portfolio decreased $1.1 million, or 6.2% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy in the Core Industrial Portfolio decreased 1.5% to 97.3% for the six months ended June 30, 2003 compared to 98.8% for the six months ended June 30, 2002. The decline in occupancy in this portfolio was primarily due to one building which was 100% leased to a single tenant which filed for bankruptcy and vacated the building during the third quarter of 2002. The net decrease in rental income from the Core Industrial Portfolio was partially offset by an increase of $0.3 million from the one industrial acquisition.

Tenant reimbursements from Industrial Properties decreased $0.1 million, or 6.5% to $1.9 million for the six months ended June 30, 2003 compared to $2.0 million for six months ended June 30, 2002. Tenant reimbursements in the Core Industrial Portfolio decreased $0.1 million, or 8.0% primarily due to a decrease in occupancy in this portfolio. Other income from Industrial Properties increased $0.1 million to $0.1 million for the six months ended June 30, 2003 compared to $4,000 for the six months ended June 30, 2002.

Total expenses from Industrial Properties decreased $0.2 million, or 8.2% to $2.8 million for the six months ended June 30, 2003 compared to $3.0 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, property expenses increased $0.3 million or 36.2% compared to the same period in 2002. This increase was primarily attributable to a non-recurring increase in HVAC costs at one property in the Core Industrial Portfolio. Real estate taxes decreased $0.1 million, or 4.5% to $1.4 million for the six months ended June 30, 2003 compared to $1.5 million for the six months ended June 30, 2002. This decrease was primarily attributable to the Core Industrial Portfolio due to refunds received for real estate taxes successfully appealed by the Company in 2003. The provision for bad debts decreased $0.5 million, or 70.2% for the six months ended June 30, 2003 compared to the same period in 2002. During the six months ended June 30, 2002, the Company increased its reserve for bad debts and unbilled deferred rent specifically related to the Company’s watchlist tenants. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.5 million, or 3.2% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Net operating income for the Core Industrial Portfolio decreased $0.9 million, or 5.0% for the six months ended June 30, 2003 compared to the same period in 2002, which was partially offset by an increase of $0.4 million from the one industrial acquisition.

Non-Property Related Income and Expenses

General and administrative expenses increased $1.3 million, or 18.9%, to $7.9 million for the six months ended June 30, 2003 compared to $6.6 million for the six months ended June 30, 2002. This increase was primarily due to an increase in accrued incentive compensation and higher legal, reporting and public company costs as a result of compliance with new requirements imposed by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange. The increase was partially offset by the reversal of a $0.5 million reserve in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be lease to Peregrine. This building was surrendered to the Company in June 2002. See further discussion regarding this agreement under the caption “Factors Which May Influence Future Results of Operations—Recent information regarding significant tenants: Peregrine Systems, Inc.”

Net interest expense decreased $2.6 million, or 14.8% to $15.3 million for the six months ended June 30, 2003 compared to $17.9 million for the six months ended June 30, 2002. Gross interest and loan fee expense, before the effect of capitalized interest, decreased $2.6 million, or 10.3% to $22.5 million for the six months ended June 30, 2003 from $25.1 million for the six months ended June 30, 2002, primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.3% at June 30, 2003 compared to 6.0% at June 30, 2002. Total capitalized interest and loan fees remained consistent, increasing only $0.1 million, or 1.0% to $7.3 million for the six months ended June 30, 2003 from $7.2 million for the six months ended June 30, 2002.

Depreciation and amortization decreased $3.4 million, or 11.3% to $27.0 million for the six months ended June 30, 2003 compared to $30.4 million for the six months ended June 30, 2002. A decrease of $5.8 million due to a charge in the second quarter 2002 for previously capitalized leasing costs related to the Company’s leases with Peregrine was partially offset by an increase attributable to the development properties completed and stabilized since June 30, 2002.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at June 30, 2003:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	30	3,093,361	82.7%
Orange County	6	310,811	88.6
San Diego	38	2,850,890	89.4
Other	5	687,997	94.9

	79	6,943,059	86.9

Industrial Properties:
Los Angeles	4	388,805	70.7
Orange County	44	4,192,991	98.6
Other	2	295,417	100.0

	50	4,877,213	96.5

Total Portfolio	129	11,820,272	90.9%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2003	26	268,624	4.5%	$6,609
2004	49	544,377	9.1	13,104
2005	57	575,119	9.6	11,437
2006	48	694,120	11.6	15,800
2007	46	851,140	14.2	14,895
2008	28	871,530	14.6	17,351

Total Office	254	3,804,910	63.6	79,196

Industrial Properties:
Remaining 2003	5	202,981	4.3	911
2004	16	524,504	11.1	3,692
2005	14	691,060	14.7	5,156
2006	9	578,802	12.3	4,360
2007	9	496,391	10.5	3,401
2008	8	855,407	18.2	5,924

Total Industrial	61	3,349,145	71.1	23,444

Total	315	7,154,055	67.0%	$102,640

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of June 30, 2003.
(3)	Determined based on monthly GAAP rent at June 30, 2003, multiplied by 12, including all leases executed on or before July 1, 2003.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended June 30, 2003:
Office Properties	17	3	81,572	7,997	3.5%	(3.0)%	49.6%	54
Industrial Properties	2	1	108,380	12,000	(12.8)%	(9.8)%	17.2%	61

Total	19	4	189,952	19,997	(2.3)%	(4.8)%	23.3%	58

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Six Months Ended June 30, 2003:
Office Properties	27	10	210,295	249,475	5.6%	(0.3)%	70.9%	43
Industrial Properties	3	2	113,380	37,718	0.8%	1.2%	35.8%	52

Total Portfolio	30	12	323,675	287,193	5.1%	0.3%	62.8%	45

(1)	Represents leasing activity for leases commencing during the period shown, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment Programs

The following tables set forth certain information regarding the Company’s lease-up and in-process office development and redevelopment projects as of June 30, 2003. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors Which May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name/ Submarket	Estimated Completion Date	Estimated Stabilization Date(1)	Projected		Total Costs as of June 30, 2003	Percentage Leased as of June 30, 2003	Percentage Committed as of June 30, 2003(3)
			Square Feet Upon Completion	Total Estimated Investment(2)
		(dollars in thousands)
Projects in Lease-Up:
999 Sepulveda Blvd. El Segundo, CA	3rd Quarter 2002	3rd Quarter 2003	133,678	$44,648	$37,847	—%	14%
3721 Valley Centre Drive Del Mar, CA	3rd Quarter 2002	3rd Quarter 2003	114,780	30,229	29,492	100%	100%

Total Projects in Lease-up			248,458	74,877	67,339	46%	54%

Projects Under Construction:
12400 High Bluff Del Mar, CA	3rd Quarter 2003	3rd Quarter 2004	208,961	61,818	56,354	84%	84%

Total Projects Under Construction			208,961	61,818	56,354	84%	84%

Total in-Process Development Projects			457,419	$136,695	$123,693	64%	68%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2003.
(3)	Percentage committed includes executed leases and signed letters of intent, calculated on a square footage basis.

Redevelopment Projects

Project Name/ Submarket	Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs	Total Estimated. Investment	Total Costs as of June 30, 2003	Percent Leased as of June 30, 2003
					(dollars in thousands)
Projects in Lease-Up:
1700 Carnegie Santa Ana, CA	R&D to Office	3rd Quarter 2002	3rd Quarter 2003	76,516	$9,051	$6,734	$15,785	$13,666	17%

Total Projects in Lease-Up				76,516	9,051	6,734	15,785	13,666	17%

Projects Under Construction:
5717 Pacific Centre Blvd. Sorrento Mesa, CA	Office to Life Science	4th Quarter 2003	4th Quarter 2004	67,995	8,790	10,726	19,516	9,059	—%
10421 Pacific Science Center Sorrento Mesa, CA	Office to Life Science	3rd Quarter 2003	3rd Quarter 2003	78,797	10,501	7,082	17,583	10,853	100	%(3)
909 Sepulveda Blvd. El Segundo, CA	Office	1st Quarter 2004	1st Quarter 2005	248,148	37,799	25,510	63,309	40,052	—%

Total Projects under Construction				394,940	57,090	43,318	100,408	59,964	20%

Total in-Process Redevelopment Projects				471,456	$66,141	$50,052	$116,193	$73,630	19%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.
(3)	The Company is currently converting approximately 48,500 square feet of this building to life science space at the request of the tenant. The remainder of the space is leased to another tenant through November 2003.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of June 30, 2003, the Company’s total debt as a percentage of total market capitalization was 42.6%. As of June 30, 2003, the Company’s total debt plus cumulative redeemable preferred units as a percentage of total market capitalization was 51.3%.

As of June 30, 2003, the Company had borrowings of $255 million outstanding under its unsecured revolving line of credit (the “Credit Facility”) and availability of approximately $82.7 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.93% at June 30, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In addition, as of June 30, 2003, the Company may issue up to $313 million of equity securities under a currently effective shelf registration statement.

Factors Which May Influence Future Sources of Capital and Liquidity

The Company has a $67.7 million variable-rate loan that is scheduled to mature in October 2003. The Company has received a commitment from a bank to replace this loan with an $80.0 million five-year mortgage note bearing a fixed annual interest rate of 3.80%. However, if the Company is unable to complete this refinancing or is unable to obtain additional sources of refinancing, it could be required to borrow up to $67.7 million under its Credit Facility to pay-off this loan.

In 2002 and 2001, the Company used proceeds from dispositions of operating properties of approximately $46.5 million and $64.8 million, respectively, to fund a portion of its development activities and its share repurchase program. During the six months ended June 30, 2003, the Company disposed of three office properties for an aggregate sales price of approximately $31.0 million. The Company currently expects to dispose of approximately $20 million of additional non-strategic assets during the remainder of 2003. However, the Company cannot provide assurance that it will successfully complete this level of dispositions in 2003. In the event the Company is unable to successfully dispose of properties, the Company’s cash flow could be adversely affected, and the Company’s leverage could increase.

The Company’s secured debt was comprised of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$87,737	$88,630
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest payments	78,839	79,287
Mortgage note payable, due February 2005, fixed interest at 8.35%, monthly principal and interest payments(a)	75,682	76,509
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (2.94% and 3.19% at June 30, 2003 and December 31, 2002, respectively), monthly interest-only payments(b)	67,650	75,671
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (2.93% and 3.17% at June 30, 2003 and December 31, 2002, respectively), monthly interest only payments(b)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.40%, (2.58% and 2.82% at June 30, 2003 and December 31, 2002, respectively), monthly interest only payments(b)(e)	29,000	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	26,114	26,652
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (3.17% and 3.23% at June 30, 2003 and December 31, 2002, respectively)(b)(c)(d)	33,753	16,242
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (3.07% and 3.13% at June 30, 2003 and December 31, 2002, respectively), monthly principal and interest payments(b)	20,587	20,910
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,850	17,951
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,423	12,516
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,267	11,549
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	8,294	9,737
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	5,410	6,417
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,895	4,966

	$510,501	$507,037

(a)	Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The contractual maturity date is February 2022; however, the Company intends to refinance the debt by February 2005 without any prepayment penalty.
(b)	The variable interest rates stated as of June 30, 2003 and December 31, 2002 are based on the last repricing date during the respective periods, which varies based on the terms of each note. The repricing rates may not be equal to LIBOR at June 30, 2003 and December 31, 2002.
(c)	This loan has an option to extend the maturity for one year.
(d)	This construction loan has a limited recourse provision that holds the Company liable for up to approximately $14.3 million plus any unpaid accrued interest.
(e)	This loan has options to extend the maturity for up to two one-year periods.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at June 30, 2003 and December 31, 2002:

	Percentage of Total Debt		Weighted-Average Interest Rate
	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
Secured vs. unsecured:
Secured	66.7%	66.5%	6.1%	6.3%
Unsecured	33.3%	33.5%	3.6%	3.5%
Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)(5)	62.5%	63.5%	6.7%	6.7%
Variable rate(4)	37.5%	36.5%	2.9%	3.0%
Total Debt			5.3%	5.3%
Total Debt Including Loan Fees			5.8%	5.8%

(1)	At June 30, 2003, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.
(2)	At June 30, 2003, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.
(3)	At June 30, 2003, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.
(4)	At June 30, 2003, the Company had two interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its variable rate debt at 4.25%.
(5)	The percentage of fixed rate debt to total debt does not take into consideration the portion of variable rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 75.6% of its total outstanding debt at June 30, 2003.

Contractual Obligations, Capital Commitments and Other Liquidity Needs

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility at June 30, 2003, and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at June 30, 2003. The table does not reflect available debt extension options.

	(in thousands)
	Remaining 2003	2004-2005	2006-2007	After 2007	Total
Secured Debt	$71,599	$180,718	$65,463	$192,721	$510,501
Credit Facility		255,000			255,000
Ground Lease Obligations	751	2,944	2,937	73,968	80,600

Total	$72,350	$438,662	$68,400	$266,689	$846,101

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at June 30, 2003. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

In addition to the contractual obligations listed above, the Company also has outstanding capital commitments for development and redevelopment costs, capital expenditures, tenant improvements and leasing costs, as discussed further below, which are incurred as part of the Company’s normal course of business as an owner and developer of office and industrial properties. The timing of payment for these commitments is conditioned upon the execution and completion of services under third party vendor contracts in the ordinary course of business.

As of June 30, 2003, the Company had three development projects and four redevelopment projects that were either in lease-up or under construction and have a total estimated investment of approximately $253 million. The Company has incurred an aggregate of approximately $197 million on these projects as of June 30, 2003. The Company currently projects it could spend approximately $32 million of the remaining $56 million of presently budgeted development costs during the remainder of 2003, depending on leasing activity. In addition, the Company had one development project that was added to the Company’s stabilized portfolio of operating properties in the second quarter of 2003. As of June 30, 2003 the building was not occupied, but the Company had executed leases for 48% of the space. Depending on leasing activity, the Company could spend approximately $8 million for this project during the remainder of 2003. The Company intends to finance these costs from among one or more of the following sources: borrowings under the Credit Facility and the existing construction loan; proceeds from the Company’s disposition program; additional long-term secured and unsecured borrowings and working capital. See additional information regarding the Company’s in-process development portfolio under the caption “Development and Redevelopment Programs” in this report.

As of June 30, 2003, the Company had executed leases that committed the Company to approximately $11 million in unpaid leasing costs and tenant improvements, and the Company had contracts outstanding for approximately $0.5 million in capital improvements at June 30, 2003. In addition, during 2003, the Company currently projects it could spend approximately $2 million to $4 million in capital improvements, tenant improvements and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income, resulting in a return of capital to its stockholders, and currently is projected to have the ability to not increase its distributions to meet its REIT requirements for 2003. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On May 8, 2003, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on July 17, 2003 to stockholders of record on June 30, 2003. This dividend is equivalent to an annual rate of $1.98 per share. In addition, the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total approximately $14 million of annualized preferred dividends.

In December 1999, the Company’s Board of Directors approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of three million shares of its outstanding common stock. On November 21, 2002, the Company’s Board of Directors authorized the repurchase of an additional one million shares. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company’s policy is to make repurchases in open market transactions at the discretion of the Board of Directors and to finance repurchases through working capital, borrowings on the Credit Facility and from real property dispositions.

The Company believes that it will have sufficient capital resources to satisfy its capital and liquidity needs during the remainder of 2003. The Company currently estimates that it will have a projected range of approximately $240 million to $243 million of available sources to meet its short-term cash needs as follows: estimated availability of approximately $83 million under the Credit Facility; estimated operating cash flow for the remainder of 2003 ranging from $57 million to $60 million; $20 million of proceeds from potential dispositions of non-strategic assets; and approximately $80 million from a new mortgage note scheduled to close in the third quarter of 2003. The Company currently estimates that it will have a projected range of approximately $164 million to $166 million of commitments and capital expenditures during the remainder of 2003, comprised of the following: $72 million in secured debt principal repayments; $40 million of currently projected expenditures for development and redevelopment expenditures; $12 million of committed costs for executed leases and capital expenditures; and budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $2 million to $4 million, depending on leasing activity. In addition, the Company may distribute approximately $38 million to its stockholders and common and preferred unitholders, assuming a constant level of distributions for the remainder of 2003. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all. The Company believes that is will have sufficient capital resources to satisfy its capital and liquidity needs during the next twelve months.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities was $38.5 million for the six months ended June 30, 2003, which was consistent with the $38.3 million net cash provided by operating activities for the six months ended June 30, 2002.

Net cash used in investing activities decreased $38.5 million, or 70.8% to $15.9 million for the six months ended June 30, 2003 compared to $54.4 million for the six months ended June 30, 2002. Cash used in investing activities for the six months ended June 30, 2003 consisted primarily of expenditures for development and redevelopment projects of $37.1, $8.8 million for tenant improvements and capital expenditures offset by $30.0 million in net proceeds from the sale of three office properties. Cash used in investing activities for the six months ended June 30, 2002 consisted primarily of expenditures for development projects of $45.0 million, $7.2 million for tenant improvements and capital expenditures and $2.2 million of cash paid toward the purchase of The Allen Group’s minority interest in Development LLCs.

Net cash provided by financing activities decreased $43.8 million, or 357.4% to $31.5 million net cash used in financing activities for the six months ended June 30, 2003 compared to $12.3 million net cash provided by financing activities for the six months ended June 30, 2002. Cash used by financing activities for the six months ended June 30, 2003 consisted primarily of $31.4 million in distributions paid to common stockholders and common unitholders, $14.0 million in principal payments on secured debt partially offset by $17.5 million of additional funding under a construction loan. Cash provided by financing activities for the six months ended June 30, 2002 consisted primarily of $231.9 million of net borrowings under the Credit Facility and net proceeds from the issuance of mortgage debt, partially offset by $191.7 million in principal payments on the secured the debt, the repayment of the unsecured term facility and four construction loans and $32.0 million in distributions paid to common stockholders, common unitholders and minority interests.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net Income	$13,360	$4,957	$24,286	$18,464
Adjustments:
Minority interest in earnings of Operating Partnership	2,056	986	3,742	2,496
Depreciation and amortization	13,167	18,311	26,872	30,446
Net gains on dispositions of operating properties	(3,690)	(896)	(3,690)	(896)

Funds From Operations	$24,893	$23,358	$51,210	$50,510

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2002 to June 30, 2003 is incorporated herein by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at June 30, 2003 and December 31, 2002. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.40% to LIBOR plus 1.85% at June 30, 2003 and December 31, 2002. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 2003 and December 31, 2002. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2002.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						June 30, 2003		December 31, 2002
	2003	2004	2005	2006	2007	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate			$255.0				$255.0	$255.0	$255.0	$255.0
Variable rate index			LIBOR				LIBOR		LIBOR
Secured debt:
Variable rate	$67.8	$54.2	$29.0	$31.0			$182.0	$182.0	$172.8	$172.8
Variable rate index	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR		LIBOR		LIBOR
Fixed rate	$3.8	$8.1	$89.4	$6.5	$28.0	$192.7	$328.5	$352.6	$334.2	$359.2
Average interest rate	7.62%	7.62%	8.29%	7.30%	6.81%	7.11%	7.45%		7.44%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount			$100.0	$50.0			$150.0	$(5.3)	$150.0	$(3.7)
Fixed pay interest rate			3.52%	2.98%			3.34%		3.34%
Variable receive rate index			LIBOR	LIBOR
Interest rate cap agreements:
Notional amount			$100.0				$100.0	$0.0	$100.0	$0.2
Cap rate			4.25%				4.25%		4.25%
Forward rate index			LIBOR

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

As of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 2003, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the Superior Court of the State of California against the Company, seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. Management strongly disagrees with the points outlined in the suit and intends to vigorously defend itself against the claim. However, if eToys were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other than ordinary routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended June 30, 2003, the Company redeemed 3,000 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 3,000 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of its stockholders on May 8, 2003, stockholders elected John B. Kilroy, Jr. (14,130,859 votes for and 10,162,827 votes withheld or against) and Dale F. Kinsella (14,037,712 votes for and 10,255,974 votes withheld or against) as directors of the Company for terms expiring in the year 2006. The stockholders also voted on a stockholder proposal relating to the Company’s Shareholder Rights Plan (19,079,930 votes for, 2,837,770 votes against, 99,694 abstentions, and 2,276,293 broker non-votes).

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 29, 2003, in connection with its first quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2003.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)