Form 10-Q
period 2003-09-30
KILROY REALTY CORP
filed 2003-11-05
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 3, 2003, 28,048,827 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS

INVESTMENT IN REAL ESTATE (Notes 2 and 3):
Land and improvements	$289,730	$288,228
Buildings and improvements, net	1,291,698	1,289,525
Undeveloped land and construction in progress, net	125,792	108,465

Total investment in real estate	1,707,220	1,686,218
Accumulated depreciation and amortization	(308,640)	(278,503)

Investment in real estate, net	1,398,580	1,407,715

CASH AND CASH EQUIVALENTS	16,078	15,777
RESTRICTED CASH	8,797	6,814
CURRENT RECEIVABLES, NET	2,424	3,074
DEFERRED RENT RECEIVABLES, NET	34,014	29,466
DEFERRED LEASING COSTS, NET	35,703	31,427
DEFERRED FINANCING COSTS, NET (Note 5)	4,297	6,221
PREPAID EXPENSES AND OTHER ASSETS	6,080	6,108

TOTAL ASSETS	$1,505,973	$1,506,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 4)	$528,839	$507,037
Unsecured line of credit (Note 4)	222,000	255,000
Accounts payable, accrued expenses and other liabilities (Note 5)	41,742	43,917
Accrued distributions (Note 13)	15,960	15,670
Rents received in advance, tenant security deposits and deferred revenue	21,570	24,310

Total liabilities	830,111	845,934

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS (Note 6):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders	34,464	34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	68,142	68,196

Total minority interests	220,643	220,697

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 26,200,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.375% Series C Cumulative Redeemable Preferred stock, $.01 par value, 700,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 150,000,000 shares authorized, 28,028,827 and 27,419,880 shares issued and outstanding, respectively	280	273
Additional paid-in capital	505,284	493,116
Distributions in excess of earnings	(44,423)	(47,629)
Accumulated net other comprehensive loss (Note 5)	(5,922)	(5,789)

Total stockholders’ equity	455,219	439,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,505,973	$1,506,602

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES (Note 10):
Rental income	$47,025	$44,790	$135,149	$133,043
Tenant reimbursements	4,586	5,010	15,484	16,661
Other property income (Note 9)	18,441	208	23,312	1,667

Total revenues	70,052	50,008	173,945	151,371

EXPENSES (Note 10):
Property expenses	8,289	7,442	24,610	21,857
Real estate taxes	3,956	3,842	11,453	11,302
Provision for bad debts (Notes 1 and 9)	2,790	1,402	2,043	4,538
Ground leases	326	319	970	1,035
General and administrative expenses (Note 9)	4,825	2,966	12,694	9,582
Interest expense	8,869	8,900	24,143	26,827
Depreciation and amortization	14,553	14,254	41,454	44,575

Total expenses	43,608	39,125	117,367	119,716

OTHER INCOME
Interest income	36	80	130	451

Total other income	36	80	130	451

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAIN ON DISPOSITIONS AND MINORITY INTERESTS	26,480	10,963	56,708	32,106
Net gain on dispositions of operating properties				896

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	26,480	10,963	56,708	33,002

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(3,375)	(3,375)	(10,125)	(10,125)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(3,062)	(1,034)	(6,197)	(3,199)
Recognition of previously reserved Development LLC preferred return				3,908
Minority interest in earnings of Development LLCs				(1,024)

Total minority interests	(6,437)	(4,409)	(16,322)	(10,440)

INCOME FROM CONTINUING OPERATIONS	20,043	6,554	40,386	22,562

DISCONTINUED OPERATIONS (Note 11)
Revenues from discontinued operations	53	2,450	1,937	7,806
Expenses from discontinued operations	(12)	(1,384)	(1,036)	(3,953)
Net (loss) gain on disposition of discontinued operations	(48)	470	3,642	470
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations	3	(205)	(604)	(536)

Total (loss) income from discontinued operations	(4)	1,331	3,939	3,787

NET INCOME	$20,039	$7,885	$44,325	$26,349

Income from continuing operations per common share—basic (Note 12)	$0.73	$0.24	$1.47	$0.82

Income from continuing operations per common share—diluted (Note 12)	$0.72	$0.24	$1.46	$0.81

Net income per common share—basic (Note 12)	$0.73	$0.29	$1.62	$0.96

Net income per common share—diluted (Note 12)	$0.72	$0.28	$1.61	$0.95

Weighted average shares outstanding—basic (Note 12)	27,584,345	27,623,168	27,386,930	27,448,686

Weighted average shares outstanding—diluted (Note 12)	27,800,542	27,839,192	27,593,126	27,732,586

Dividends declared per common share	$0.495	$0.495	$1.485	$1.485

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2002	27,419,880	$273	$493,116	$(47,629)	$(5,789)	$439,971
Net income				44,325		44,325
Net other comprehensive loss					(133)	(133)

Comprehensive income						44,192
Issuance of restricted stock (Note 7)	123,678
Exercise of stock options	540,899	7	11,099			11,106
Non-cash amortization of restricted stock grants			2,468			2,468
Repurchase of common stock (Note 7)	(78,630)	(1)	(1,713)			(1,714)
Conversion of common limited partnership units of the Operating Partnership (Note 6)	23,000	1	473			474
Stock option expense (Note 1)			20			20
Adjustment for minority interest (Note 1)			(179)			(179)
Dividends declared ($1.485 per share)				(41,119)		(41,119)

BALANCE AT SEPTEMBER 30, 2003	28,028,827	$280	$505,284	$(44,423)	$(5,922)	$455,219

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,325	$26,349
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	41,200	45,502
Minority interest in earnings of Operating Partnership	6,801	3,735
Non-cash amortization of restricted stock grants	2,358	2,471
Non-cash amortization of deferred financing costs	1,721	1,713
Increase in provision for uncollectible tenant receivables	2,606	819
(Decrease) increase in provision for uncollectible unbilled deferred rent (Note 9)	(550)	3,797
Minority interests in earnings of Development LLCs		(2,884)
Depreciation of furniture, fixtures and equipment	719	628
Net gain on disposition of operating properties	(3,642)	(1,366)
Other	77	331
Changes in assets and liabilities:
Current receivables	(1,956)	(632)
Deferred rent receivables	(4,670)	(5,096)
Deferred leasing costs	(658)	(843)
Prepaid expenses and other assets	(753)	(1,106)
Accounts payable, accrued expenses and other liabilities	(2,497)	(11,199)
Rents received in advance, tenant security deposits and deferred revenue	(2,740)	4,188

Net cash provided by operating activities	82,341	66,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(17,652)	(11,555)
Expenditures for undeveloped land and construction in progress	(47,221)	(63,726)
Net proceeds received from dispositions of operating properties	34,076	6,185
Acquisition of operating property		(7,569)
Acquisition of minority interest in Development LLCs		(2,189)

Net cash used in investing activities	(30,797)	(78,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	105,587	119,963
Net (repayments) borrowings on secured line of credit	(33,000)	145,000
Principal payments on secured debt and unsecured term facility	(83,785)	(206,282)
Distributions paid to common stockholders and common unitholders	(47,097)	(45,688)
Repurchase of common stock (Note 7)	(1,714)
Increase in restricted cash	(1,983)	(1,935)
Financing costs	(357)	(7,279)
Proceeds from exercise of stock options	11,106	4,248
Net distributions to minority interests in Development LLCs		(2,189)

Net cash (used in) provided by financing activities	(51,243)	5,838

Net increase (decrease) in cash and cash equivalents	301	(6,609)
Cash and cash equivalents, beginning of period	15,777	16,487

Cash and cash equivalents, end of period	$16,078	$9,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$21,208	$25,306

Distributions paid to Cumulative Redeemable Preferred unitholders	$10,125	$10,125

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 13)	$15,960	$15,922

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs		$38,689

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2003 and 2002

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of September 30, 2003, the Company’s stabilized portfolio of operating properties consisted of 82 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.3 million and 4.9 million rentable square feet, respectively, and was 89.8% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties and excludes properties currently under construction or “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of September 30, 2003, the Company had one development office property encompassing approximately 209,000 rentable square feet which was in the lease-up phase. In addition, as of September 30, 2003, the Company had two redevelopment office properties under construction, which when completed are expected to encompass an aggregate of approximately 316,000 rentable square feet.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.9% general partnership interest in the Operating Partnership as of September 30, 2003. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership and all wholly-owned subsidiaries and controlled entities of the Company.

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

Basis of Presentation

The consolidated financial statements of the Company include all entities for which the Company has a controlling financial interest as measured by a majority of the voting interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net income is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of common limited partnership units held by the Minority

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest of the Operating Partnership by the total common limited partnership units outstanding. The issuance of additional shares of common stock or common limited partnership units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all capital transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

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

Reclassifications

In reporting periods prior to June 30, 2003, the provision for bad debts was netted against rental income in the Company’s consolidated statements of operations. For the periods subsequent to June 30, 2003, the provision is separately classified under expenses in the consolidated statements of operations. Prior year amounts have been reclassified to conform to current periods’ presentation.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are applicable to VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

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

On July 31, 2003, the SEC issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“Topic D-42”). Topic D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The SEC’s clarification of the guidance in Topic D-42 provides that the carrying amount of the preferred stock should be reduced by the related issuance costs.

The July 2003 clarification of Topic D-42 is effective for the Company beginning with the quarter ending September 30, 2003. The Company intends to redeem all of the outstanding 9.375% Series C Cumulative Redeemable Preferred Units (“Series C Preferred Units”) in November 2003 with the net proceeds from its 7.80% Series E Cumulative Redeemable Preferred Stock offering, expected to close in November 2003 (see Notes 6 and 7). Management expects that this redemption will result in a $0.9 million charge in the fourth quarter of 2003 relating to the initial issuance costs of the Series C Preferred units.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands except per share amounts)
Net income, as reported	$20,039	$7,885	$44,325	$26,349
Add: Stock option expense included in reported net income	7	7	20	16
Deduct: Total stock option expense determined under fair value recognition method for all awards	(29)	(40)	(94)	(119)

Pro forma net income	$20,017	$7,852	$44,251	$26,246

Net income per share:
Basic—as reported	$0.73	$0.29	$1.62	$0.96

Basic—pro forma	$0.73	$0.28	$1.62	$0.96

Diluted—as reported	$0.72	$0.28	$1.61	$0.95

Diluted—pro forma	$0.72	$0.28	$1.61	$0.95

2.    Acquisitions and Dispositions

Acquisition of Land

In April 2003, the Company acquired the fee interest in a parcel of land at 12100 W. Olympic Boulevard, Los Angeles, California from an unaffiliated third party for approximately $1.5 million. The Company had previously leased this land from the seller. This land comprises part of the site of one of the Company’s properties.

Dispositions

During the nine months ended September 30, 2003, the Company sold the following properties:

Location	Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price ($ in millions)
4351 Latham Avenue Riverside, CA	Office	April	1	21,300	$2.8
5770 Armada Drive Carlsbad, CA	Office	May	1	81,700	14.4
Anaheim Corporate Center Anaheim, CA	Office	June	4	157,800	13.8
4361 Latham Avenue Riverside, CA	Office	July	1	30,600	4.7

Total			7	291,400	$35.7

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended September 30, 2003, the Company recorded a net gain of approximately $3.6 million in connection with the sale of these properties. The Company used the net cash proceeds to fund its development and redevelopment programs, pay down principal on mortgage loans and repay borrowings under the Credit Facility (defined in Note 4). The net income and the net gain on disposition for these properties have been included in discontinued operations for the three and nine months ended September 30, 2003 and 2002 (see Note 11).

3.    Development and Redevelopment Projects

Development

During the nine months ended September 30, 2003, the Company added the following development projects to the Company’s stabilized portfolio:

Location	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Committed(1)
12100 West Olympic Blvd. West Los Angeles, CA	Office	Q2 2002	Q2 2003	1	151,000	60%
999 Sepulveda Blvd. El Segundo, CA	Office	Q3 2002	Q3 2003	1	133,700	39%
3721 Valley Centre Drive Del Mar, CA	Office	Q3 2002	Q3 2003	1	114,800	100%

Total				3	399,500	64%

(1)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.

Redevelopment

During the nine months ended September 30, 2003, the Company reclassified the following two properties out of the Company’s stabilized portfolio and into the Company’s redevelopment portfolio. The Company is converting one of these properties from office space to life science space and is performing extensive interior refurbishments at the other property since it had been occupied by a single tenant for approximately 30 years.

Location	Pre and Post Redevelopment Property Type	Estimated Completion Date	Estimated Stabilization Date	Number of Buildings	Rentable Square Feet
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	Q4 2003	Q4 2004	1	68,000
909 Sepulveda Blvd. El Segundo, CA	Office	Q1 2004	Q1 2005	1	248,100

Total				2	316,100

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended September 30, 2003, the Company added the following redevelopment projects to the Company’s stabilized portfolio:

Location	Pre and Post Property Redevelopment Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Committed(1)
1700 Carnegie Santa Ana, CA	R&D to Office	Q3 2002	Q3 2003	1	76,500	41%
10421 Pacific Center (2) Sorrento Mesa, CA	Office to Life Science	Q3 2003	Q3 2003	1	78,800	100%

Total				2	155,300	71%

(1)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.
(2)	The Company started the redevelopment of this building and reclassified this property out of the Company’s stabilized portfolio and into the Company’s redevelopment portfolio in the first quarter of 2003.

4.    Unsecured Line of Credit and Secured Debt

As of September 30, 2003, the Company had borrowings of $222.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $112.3 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.87% at September 30, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In August 2003, the Company borrowed $80.0 million under a mortgage loan that is secured by 12 office properties, requires monthly principal and interest payments based on a fixed annual interest rate of 3.80% and matures in August 2008. The Company used the proceeds from the loan primarily to repay an outstanding mortgage loan with a principal balance of $67.7 million that was scheduled to mature in October 2003. The remainder of the proceeds was used to repay borrowings under the Credit Facility.

The Credit Facility and certain other secured debt arrangements contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at September 30, 2003.

Total interest and loan fees capitalized for the three months ended September 30, 2003 and 2002 were $2.5 million and $3.5 million, respectively. Total interest and loan fees capitalized for the nine months ended September 30, 2003 and 2002 were $9.8 million and $10.6 million, respectively.

5.    Derivative Financial Instruments

As of September 30, 2003, the Company reported liabilities of approximately $4.0 million, reflecting the fair value of its interest rate swap agreements, which are included in other liabilities in the consolidated balance sheets. As of September 30, 2003, the Company reported an asset of approximately $12,000 reflecting the fair value of its interest rate cap agreements, which is included in deferred financing costs in the consolidated balance sheet.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at September 30, 2003:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
	(dollars in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(2,150)
Interest rate swap	50,000	LIBOR	2.57	November 2005	(894)
Interest rate swap	25,000	LIBOR	2.98	December 2006	(502)
Interest rate swap	25,000	LIBOR	2.98	December 2006	(502)

Total included in other liabilities					(4,048)

Interest rate cap	50,000	LIBOR	4.25	January 2005	6
Interest rate cap	50,000	LIBOR	4.25	January 2005	6

Total included in deferred financing costs					12

Total					$(4,036)

The instruments described above have been designated as cash flow hedges. As of September 30, 2003, the balance in accumulated net other comprehensive loss relating to derivatives was approximately $5.9 million relating to the net decrease in the fair market value of the instruments since their inception. The $1.9 million difference between the total fair value of $4.0 million and the $5.9 million balance in accumulated net other comprehensive loss primarily represents the unamortized balance of the premium the Company paid for the two interest-rate cap agreements at their inception during 2002. The $2.4 million premium is being amortized into earnings over the term of the cap agreements using the caplet value approach. For the nine months ended September 30, 2003, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending September 30, 2004, the Company estimates that it will reclassify approximately $4.2 million to interest expense.

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002. The Company owned an 86.9% general partnership interest in the Operating Partnership as of September 30, 2003.

During the nine months ended September 30, 2003, 23,000 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partners.

On October 22, 2003, the Operating Partnership notified the holders of its Series C Preferred Units that it intends to redeem all 700,000 outstanding Series C Preferred Units on November 24, 2003 (see Note 7).

7.    Stockholders’ Equity and Employee Incentive Plans

In February 2003, the Company’s Executive Compensation Committee granted an aggregate of 118,733 restricted shares of the Company’s common stock to certain executive officers and key employees for the 2002

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual performance period under the Company’s 1997 Stock Option and Incentive Plan. Compensation expense related to the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date and is amortized over the performance and vesting periods. Of the shares granted, 25,903 vest over a one-year period and 92,830 vest over a two-year period. The Company recorded approximately $0.7 million related to this restricted stock grant during the nine months ended September 30, 2003. Restricted shares of common stock have the same dividend and voting rights as unrestricted shares of common stock and are included in the Company’s calculation of weighted average diluted outstanding shares.

In May 2003, the Company’s Executive Compensation Committee granted an aggregate of 3,945 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation. In July 2003, the Company’s Executive Compensation Committee granted 1,000 shares to the Company’s newly elected board member representing his initial equity award. The restricted stock was granted under the Company’s 1997 Stock Option and Incentive Plan in accordance with the Company’s new Board of Directors compensation plan. The new Board of Directors compensation plan was approved by the Board of Directors in May 2003. Compensation expense for the 3,945 and 1,000 restricted shares is calculated based on the closing per share price of $25.38 and $28.48 on the respective May 8, 2003 and July 24, 2003 grant dates and is being amortized over the respective two-year and four-year vesting periods. The Company recorded compensation expense of approximately $21,000 related to these restricted stock grants during the nine months ended September 30, 2003.

In March 2003, the Company’s Executive Compensation Committee implemented a special long-term compensation program for the Company’s executive officers that provides for cash compensation to be earned at the end of a three-year period if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the three-year period exceeds 10%. Amounts paid under the special long-term compensation program are payable at the discretion of the Executive Compensation Committee. During the nine months ended September 30, 2003, the Company accrued approximately $2.5 million of compensation expense related to this plan.

During the nine months ended September 30, 2003, the Company accepted the return, at the current quoted market price, of 78,630 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

In April 2003, the Company filed a registration statement on Form S-3, to register the potential issuance and resale of up to a total of 1,398,068 shares of the Company’s common stock that may be issued in redemption of 1,398,068 common limited partnership units of the Operating Partnership previously issued in connection with the acquisition of the minority interest in the Development LLC properties. The common limited partnership units may be redeemed, at the Company’s option, for shares of the Company’s common stock on a one-for-one basis in lieu of cash. Neither the Company nor the Operating Partnership would receive any proceeds from the issuance or resale of the common stock resulting from any such redemption.

In October 2003, the Company priced a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock will be cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November. The Series E Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The closing of this offering is subject to customary conditions and is expected to occur on November 21, 2003. The Company intends to use the net proceeds from the offering to redeem all outstanding Series C Preferred Units (see Note 6).

8.    Ground Lease Obligations

During the nine months ended September 30, 2003, the Company renegotiated one of the ground leases at Kilroy Airport Center in Long Beach, California. The Company leases this land, which is adjacent to the Company’s other properties at Kilroy Airport Center, Long Beach, for future development opportunities. The ground lease term was extended to July 2084 subject to the Company’s right to terminate this lease upon written notice to the landlord on or before October 2007. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment upon the completion of a building on the premises or in October 2007, whichever occurs first, and at scheduled dates thereafter.

9.    Lease Termination Fees

On July 18, 2003, the bankruptcy court approved Peregrine Systems Inc.’s (“Peregrine”) plan of reorganization. As previously reported, Peregrine had filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on September 22, 2002. Under the terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and is scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The Company reduced its allowance for unbilled deferred rents by approximately $2.0 million for amounts specifically related to the terminated Peregrine leases as of June 30, 2002. The Company also reversed a $0.5 million reserve previously charged to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine, but was surrendered to the Company in June 2002. During the third quarter of 2003, the Company recorded a net lease termination fee of $18.0 million representing the $18.3 million payment received in the third quarter of 2003 plus the $2.6 million net present value of the payments to be received in the future offset by $2.9 million of receivables and other costs and obligations associated with the lease. In addition, the Company also increased it provision for bad debts by $2.6 million to reserve the portion of the lease termination fee that related to the future annual payments.

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provision for bad debts) and does not include interest income and expense, depreciation and amortization and corporate general and administrative expenses. There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Office Properties:
Operating revenues(1)	$60,482	$40,528	$145,178	$121,939
Property and related expenses	14,109	11,380	35,039	34,107

Net operating income, as defined	46,373	29,148	110,139	87,832

Industrial Properties:
Operating revenues(1)	9,570	9,480	28,767	29,432
Property and related expenses	1,252	1,625	4,037	4,625

Net operating income, as defined	8,318	7,855	24,730	24,807

Total Reportable Segments:
Operating revenues(1)	70,052	50,008	173,945	151,371
Property and related expenses	15,361	13,005	39,076	38,732

Net operating income, as defined	54,691	37,003	134,869	112,639

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	54,691	37,003	134,869	112,639
Other unallocated revenues:
Interest income	36	80	130	451
Other unallocated expenses:
General and administrative expenses	4,825	2,966	12,694	9,582
Interest expense	8,869	8,900	24,143	26,827
Depreciation and amortization	14,553	14,254	41,454	44,575
Net gain on dispositions of operating properties				896

Income from continuing operations before minority interests	26,480	10,963	56,708	33,002
Minority interests attributable to continuing operations	(6,437)	(4,409)	(16,322)	(10,440)
(Loss) income from discontinued operations	(4)	1,331	3,939	3,787

Net income	$20,039	$7,885	$44,325	$26,349

(1)	All operating revenues are comprised of amounts received from third party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

In accordance with the SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2003 and 2002, discontinued operations related to seven office buildings that the Company sold during the nine months ended September 30, 2003 (see Note 2). For the three and nine months ended September 30, 2002, discontinued operations also related to the 12 industrial and five office buildings that the Company sold in 2002. In connection with the disposition of one of the buildings sold in 2003 and one of the buildings sold in 2002 the Company repaid approximately $8.0 million and $4.1 million, respectively, in principal of a mortgage loan partially secured by these properties. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
REVENUES:
Rental income	$46	$2,189	$1,718	$6,856
Tenant reimbursements	7	258	207	939
Other property income		3	12	11

Total revenues	53	2,450	1,937	7,806

EXPENSES:
Property expenses		507	317	1,322
Real estate taxes	1	251	159	705
Provision for bad debts		25	13	79
Interest expense		93	82	292
Depreciation and amortization	11	508	465	1,555

Total expenses	12	1,384	1,036	3,953

Income from discontinued operations before net (loss) gain on disposition of discontinued operations and minority interests	41	1,066	901	3,853
Net (loss) gain on disposition of discontinued operations	(48)	470	3,642	470
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations	3	(205)	(604)	(536)

Total (loss) income from discontinued operations	$(4)	$1,331	$3,939	$3,787

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations	$20,043	$6,554	$40,386	$22,562
Discontinued operations	(4)	1,331	3,939	3,787

Net income—numerator for basic and diluted earnings per share	$20,039	$7,885	$44,325	$26,349

Denominator:
Basic weighted-average shares outstanding	27,584,345	27,623,168	27,386,930	27,448,686
Effect of dilutive securities-stock options and restricted stock	216,197	216,024	206,196	283,900

Diluted weighted-average shares and common share equivalents outstanding	27,800,542	27,839,192	27,593,126	27,732,586

Basic earnings per share:
Net income from continuing operations	$0.73	$0.24	$1.47	$0.82
Discontinued operations	0.00	0.05	0.15	0.14

Net income	$0.73	$0.29	$1.62	$0.96

Diluted earnings per share:
Net income from continuing operations	$0.72	$0.24	$1.46	$0.81
Discontinued operations	0.00	0.04	0.15	0.14

Net income	$0.72	$0.28	$1.61	$0.95

At September 30, 2003, Company employees and directors held options to purchase 3,000 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

13.    Subsequent Events

On October 17, 2003, aggregate distributions of approximately $16.0 million were paid to common stockholders and common unitholders of record on September 30, 2003.

In October 2003, the Company priced a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (see Note 7).

On October 22, 2003, the Operating Partnership notified the holders of its Series C Preferred Units that it intends to redeem all 700,000 outstanding Series C Preferred Units on November 24, 2003 (see Notes 6 and 7).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts and the anticipated issuance of Series E Preferred Stock. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2002 and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 86.9% general partnership interest in the Operating Partnership as of September 30, 2003.

As of September 30, 2003, the Company’s stabilized portfolio was comprised of 82 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.3 million rentable square feet, and 50 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.9 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of September 30, 2003, the Office and Industrial Properties represented 80.4% and 19.6%, respectively, of the Company’s annualized base rent. For the three months ended September 30, 2003, average occupancy in the Company’s stabilized portfolio was 90.2%. As of September 30, 2003, the Company had approximately 1,241,000 square feet of space in its stabilized portfolio available for lease.

Factors Which May Influence Future Results of Operations

Rental income.    The amount of net rental income generated by the Company’s Properties depends principally on its ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income generated by the Company also depends on its ability to maintain or increase rental rates in its submarkets. Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Rental rates.    The Company’s average rental rate increase was 1.6% on both a GAAP basis and on a cash basis for leases executed during the nine months ended September 30, 2003. The change in rental rates for leases executed during the three months ended September 30, 2003 was 2.2% on a cash basis and a negative 0.3% on a GAAP basis. The change in rents on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the stated rent for the expiring lease for the same space, whereas change in rents on a GAAP basis compares the average rents over the term of the lease for each lease. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate, although individual Properties within any particular submarket presently may be leased at above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates.

Scheduled lease expirations.    In addition to the 1,241,000 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 1.7% and 10.2% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2003 and in 2004, respectively. The leases scheduled to expire in the remainder of 2003 and the leases scheduled to expire in 2004 represent approximately 0.7 million square feet of office space, or 10.1% of the Company’s total annualized base rent, and 0.5 million square feet of industrial space, or 2.3% of the Company’s total annualized base rent, respectively. For the leases scheduled to expire in the remainder of 2003 and in 2004, management believes the rental rates on average are 10 to 15% above current average quoted market rates, which is primarily related to one lease expiring in 2004. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    Leasing in the Los Angeles County submarket continues to be challenging as a result of the soft demand for office and industrial space combined with the current availability of space, both directly and through sub-leases. Consequently, management cannot predict when the Company will see significant positive leasing momentum or a change in demand for office space given the level of direct vacancy and concentration of sublease space currently available in this submarket. At September 30, 2003, the Company’s Los Angeles stabilized office portfolio was 82.2% occupied with approximately 574,900 rentable square feet available for lease. This includes two office development projects, encompassing approximately 284,700 rentable square feet, that were previously in the lease-up phase and added to the stabilized portfolio during 2003 since one year had passed following substantial completion. As of September 30, 2003, these buildings were 15.6% occupied. The Company has an executed lease for approximately 34,600 rentable square feet at one of these buildings commencing in the fourth quarter of 2003. In addition, during the first quarter of 2003, the Company began the redevelopment of an office building encompassing approximately 248,100 rentable square feet which was not pre-leased as of September 30, 2003. The building is located in El Segundo and is in the same complex as one of the stabilized development projects discussed above. The Company expects to complete the redevelopment of this building in the first quarter of 2004. See additional information regarding this in-process redevelopment project under the caption “Development and Redevelopment” in this report. Further, leases representing an aggregate of approximately 111,700 and 457,000 rentable square feet are scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket as of September 30, 2003.

San Diego County submarket information.    As of September 30, 2003, the Company’s San Diego office portfolio was 91.5% occupied with approximately 260,000 rentable square feet available for lease. At September 30, 2003, the Company had one office development project in lease-up encompassing an aggregate of approximately 209,000 rentable square feet. This project was 84.1% leased at September 30, 2003. As of September 30, 2003, leases representing an aggregate of approximately 42,200 and 61,400 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. In addition, during the first quarter of 2003, the Company began the redevelopment of one office building in the San Diego region, which was not pre-leased as of September 30, 2003. The Company expects to complete this project, which encompasses approximately 68,000 rentable square feet, in the fourth quarter of 2003.

Orange County submarket information.    As of September 30, 2003, the Company’s Orange County properties were 94.5% occupied with approximately 254,100 rentable square feet available for lease. As of September 30, 2003, leases representing an aggregate of approximately 25,000 and 472,400 rentable square feet were scheduled to expire during the remainder of 2003 and in 2004, respectively, in this submarket. In addition, as of September 30, 2003, the Company had one redevelopment property that was previously in the lease-up phase and was added to the stabilized portfolio during the quarter ended September 30, 2003 since one year had passed following substantial completion. This property, which encompasses approximately 77,000 rentable square feet, was 17% leased at September 30, 2003. The Company has executed leases for an additional 24% of the space in this building commencing in the fourth quarter of 2003.

Sublease space.    Of the Company’s leased space at September 30, 2003, approximately 915,200 rentable square feet, or 7.5% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 6.3% was vacant space and the remaining 1.2% was occupied. Of the total 7.5% of rentable square feet available for sublease at September 30, 2003, approximately 4.5% is located in Orange County, of which 3.9% represents space available in two Orange County industrial buildings, and approximately 2.4% is in San Diego County.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of September 30, 2003, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 0.8 million rentable square feet of office space under eight separate leases, representing approximately 7.8% of the Company’s total annual base rental revenues. One of the leases for a building located in El Segundo, encompassing approximately 293,300 rentable square feet, is scheduled to expire in July 2004. The other seven leases are scheduled to expire at various dates between August 2005 and March 2009. The Boeing Company previously had another lease, at 909 N. Sepulveda Boulevard in El Segundo, California, encompassing approximately 248,150 rentable square feet that expired on February 28, 2003. The Boeing Company vacated this building upon lease expiration. This building was subsequently moved to the Company’s redevelopment portfolio.

Peregrine Systems, Inc.    As previously reported, Peregrine Systems, Inc. (“Peregrine”), the Company’s second largest tenant at December 31, 2002, filed for bankruptcy in September 2002. Peregrine had leased four office buildings in a five-building complex totaling approximately 423,900 rentable square feet under four separate leases. Peregrine was also committed to lease the fifth building, encompassing approximately 114,800 rentable square feet, which was completed in the third quarter of 2002. Peregrine surrendered this fifth building back to the Company in June 2002. In July 2003, the bankruptcy court approved Peregrine’s plan of reorganization. Peregrine had filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on September 22, 2002. Under terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and is scheduled to receive four additional payments of approximately $750,000, each to be paid annually over the next four years.

As part of the bankruptcy court’s approval of Peregrine’s reorganization plan, the court approved Peregrine’s rejection of three of its leases with the Company. The bankruptcy court also approved Peregrine’s continuation, in part, of the fourth lease. Under the revised terms of this lease, Peregrine continues to lease approximately 78,000 square feet of this 129,680 square foot building. Including the 78,000 rentable square feet leased to Peregrine, as of the date of this report, the Company has executed leases or letters of intent for 93% of the space in this five-building complex, which encompasses an aggregate of approximately 538,700 rentable square feet.

Brobeck, Phleger & Harrison, LLP.    Brobeck, Phleger & Harrison, LLP (“Brobeck”) dissolved in February 2003 and as a result the Company terminated the two leases Brobeck had with the Company encompassing 161,500 aggregate rentable square feet. One of the buildings totaling approximately 72,300 rentable square feet was re-leased on an interim basis to one tenant in conjunction with a longer-term lease at another one of the Company’s buildings. The interim lease terminated August 31, 2003. The Company has executed a fifteen-year lease with another tenant for the same 72,300 square foot building and approximately 23,900 rentable square feet in the adjacent 89,200 rentable square foot building, which is expected to commence in the fourth quarter of 2003.

Although the Company has been able to mitigate the impact of tenant defaults to its financial condition, revenues and results of operations, the Company’s financial condition, results of operations and cash flows could be adversely affected if the Company is unable to re-lease the remaining space vacated by Brobeck on a long-term basis. In addition, the Company’s financial condition, results of operations and cash flows would be adversely affected if any of the Company’s other significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or if any of them become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Bad Debt Expense.    The Company’s net income could also be adversely affected if the Company experiences increases in its incidence of bad debt expense. Although the Company has stringent lease underwriting standards and continually evaluates the financial capacity of both its prospective and existing tenants to proactively manage portfolio credit risk, downturns in tenants’ businesses may weaken tenants’ financial conditions and could result in additional defaults under lease obligations. During 2001 and 2002, the Company experienced an increased incidence of bad debts as a result of the general decline in the national and regional economy and its effect on the collection of outstanding receivable balances. Although to date in 2003 the Company has not experienced the same level of incidence of bad debts, the Company’s reserve levels will fluctuate in the future based on the state of the economy and/or if the Company continues to experience an increased incidence of bad debts. If the Company experiences continued or increased levels of bad debt expense, the Company’s financial condition, results of operations and cash flows would be adversely affected.

Development and redevelopment programs.    Management believes that a significant source of the Company’s potential growth over the next several years will continue to come from its development pipeline. However, given the current economic environment in the Company’s development submarkets, the Company will most likely not be able to attain historical levels of growth from development in the near future. As of September 30, 2003, the Company had one office development property in lease-up encompassing an aggregate of approximately 209,000 rentable square feet which is expected to stabilize in the third quarter of 2004. The Company did not have any development projects under construction at September 30, 2003. See additional information regarding the Company’s in-process development portfolio under the caption “Development and Redevelopment” in this report. In addition, as of September 30, 2003, the Company owned approximately 58.1 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. As of September 30, 2003, the Company’s in-process redevelopment portfolio included two office projects, encompassing approximately 316,100 rentable square feet, which are expected to stabilize in 2004 and the first quarter of 2005. This redevelopment portfolio included one life science conversion project in North San Diego County and another project in which the Company is performing extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002 and approximately 11% during the nine months ended September 30, 2003. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues because approximately 68% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 32% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

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

Results of Operations

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from September 30, 2002 to September 30, 2003. Rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 0.6 million rentable square feet, or 4.7%, to 12.2 million rentable square feet at September 30, 2003, compared to 12.8 million rentable square feet at September 30, 2002 as a result of the properties sold and properties transferred to the redevelopment portfolio subsequent to September 30, 2002, net of the development and redevelopment projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to September 30, 2002.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at September 30, 2002	91	7,606,062	62	5,193,075	153	12,799,137
Properties added from the Development and Redevelopment Portfolio	4	475,976			4	475,976
Properties transferred to the Redevelopment Portfolio	(2)	(316,143)			(2)	(316,143)
Dispositions(1)	(11)	(450,278)	(12)	(308,800)	(23)	(759,078)
Remeasurement		1,957	—	(7,062)		(5,105)

Total at September 30, 2003	82	7,317,574	50	4,877,213	132	12,194,787

(1)	The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the three and nine months ended September 30, 2003 and 2002 does not include operating results for properties disposed of subsequent to December 31, 2001.

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2003	2002
Net Operating Income, as Defined:
Office Properties	$46,373	$29,148	$17,225	59.1%
Industrial Properties	8,318	7,855	463	5.9

Total portfolio	54,691	37,003	17,688	47.8

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	54,691	37,003	17,688	47.8
Other expenses:
General and administrative expenses	4,825	2,966	1,859	62.7
Interest expense	8,869	8,900	(31)	(0.3)
Depreciation and amortization	14,553	14,254	299	2.1
Interest income	36	80	(44)	(55.0)

Income from continuing operations before minority interest	26,480	10,963	15,517	141.5
Minority interests attributable to continuing operations	(6,437)	(4,409)	(2,028)	46.0
Income from discontinued operations	(4)	1,331	(1,335)	(100.3)

Net Income	$20,039	$7,885	$12,154	154.1%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended September 30, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$38,463	$36,204	$2,259	6.2%	$32,651	$31,954	$697	2.2%
Tenant reimbursements	3,594	4,167	(573)	(13.8)	3,477	3,497	(20)	(0.6)
Other property income	18,425	157	18,268	11,635.7	18,425	157	18,268	11,635.7

Total	60,482	40,528	19,954	49.2	54,553	35,608	18,945	53.2

Property and related expenses:
Property expenses	7,877	6,806	1,071	15.7	6,990	6,099	891	14.6
Real estate taxes	3,173	3,067	106	3.5	2,754	2,700	54	2.0
Provision for bad debts	2,733	1,187	1,546	130.2	2,680	1,153	1,527	132.4
Ground leases	326	320	6	1.9	326	310	16	5.2

Total	14,109	11,380	2,729	24.0	12,750	10,262	2,488	24.2

Net operating income, as defined	$46,373	$29,148	$17,225	59.1%	$41,803	$25,346	$16,457	64.9%

(1)	Office properties owned and stabilized at January 1, 2002 and still owned and stabilized at September 30, 2003.

Total revenues from Office Properties increased $20.0 million, or 49.2%, to $60.5 for the three months ended September 30, 2003million compared to $40.5 million for the three months ended September 30, 2002. Rental income from Office Properties increased $2.3 million, or 6.2% to $38.5 million for the three months ended September 30, 2003 compared to $36.2 million for the three months ended September 30, 2002. Rental income generated by office properties owned and stabilized at January 1, 2002 and still owned and stabilized at September 30, 2003(the “Core Office Portfolio”) increased $0.7 million, or 2.2% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. This increase is primarily due to an increase in occupancy in this portfolio. Excluding the four buildings previously leased to Peregrine, average occupancy in this portfolio increased 0.5% to 92.9% for the three months ended September 30, 2003 as compared to 92.4% for the three months ended September 30, 2002. The remaining $1.6 million increase was attributable to a $2.6 million increase in rental income generated by the office properties developed by the Company in 2002 and 2003 (the “Office Development Properties”) which was offset by a decrease of $1.0 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2002 and 2003 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties decreased $0.6 million, or 13.8% to $3.6 million for the three months ended September 30, 2003 compared to $4.2 million for the three months ended September 30, 2002. This decrease of $0.6 million was attributable to the Office Redevelopment Properties. Tenant reimbursements from the Core Office Portfolio remained consistent for the two comparable periods. Other property income from Office Properties increased approximately $18.3 million to $18.4 million for the three months ended September 30, 2003 compared to $157,000 for the three months ended September 30, 2002. Other property income for the three months ended September 30, 2003, included a $18.0 million lease termination fee related to a settlement with Peregrine Systems, Inc. In accordance with the settlement agreement the Company received a payment of $18.3 million in the third quarter and is scheduled to receive four additional payments of approximately $750,000 each over the next four years. The future payments were reserved for financial reporting purposes at September 30, 2003 through the provision for bad debts. After the impact of the reserve, the Company recognized a net lease termination fee of $15.4 million. Other property income for the three months ended September 30, 2002 consisted primarily of lease termination fees and tenant late charges.

Total expenses from Office Properties increased $2.7 million, or 24.0% to $14.1 million for the three months ended September 30, 2003 compared to $11.4 million for the three months ended September 30, 2002. Property expenses from Office Properties increased $1.1 million, or 15.7% to $7.9 million for the three months ended September 30, 2003 compared to $6.8 million for the three months ended September 30, 2002. An increase of $0.9 million or 14.6% was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures in this portfolio. An increase of $0.6 million in property expenses was attributable to the Office Development Properties, which was primarily due to an increase in variable expenses related to lease-up of this portfolio. This $1.5 million increase from the Core Office Portfolio and Office Development Properties was offset by a decrease of $0.4 million attributable to the Office Redevelopment Properties. Real estate taxes increased $0.1 million, or 3.5% for the three months ended September 30, 2003 as compared to the same period in 2002. Real estate taxes for the Core Office Portfolio remained consistent at $2.7 million for the three months ended September 30, 2003 compared with the three months ended September 30, 2002. The provision for bad debts increased $1.5 million, or 130.2%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. An increase of $2.6 million was related to the reserve for the future payments under the Peregrine settlement agreement. This was offset by a decrease of $0.9 million which was primarily related to a provision for unbilled deferred rent specifically related to receivables from Peregrine the Company recorded in the third quarter of 2002. See further discussion of Peregrine under “Recent Information Regarding Significant Tenants.” The Company evaluates its reserve for unbilled deferred rent on a quarterly basis. Ground lease expense for Office Properties remained consistent for the three months ended September 30, 2003 compared to the same period in 2002.

Net operating income, as defined, from Office Properties increased $17.2 million, or 59.1% to $46.4 million for the three months ended September 30, 2003 compared to $29.2 million for the three months ended September 30, 2002. Of this increase, $16.5 million was generated by the Core Office Portfolio which was due primarily to the Peregrine lease termination fee and $1.6 million was attributable to the Office Development Properties. This $18.1 million increase was offset by a decrease of $0.9 million attributable to the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$8,560	$8,585	$(25)	(0.3)%	$8,416	$8,469	$(53)	(0.6)%
Tenant reimbursements	995	844	151	17.9	978	844	134	15.9
Other property income	15	51	(36)	(70.6)	15	51	(36)	(70.6)

Total	9,570	9,480	90	0.9	9,409	9,364	45	0.5

Property and related expenses:
Property expenses	413	634	(221)	(34.9)	399	636	(237)	(37.3)
Real estate taxes	782	777	5	0.6	762	763	(1)	(0.1)
Provision for bad debts	57	214	(157)	(73.4)	47	214	(167)	(78.0)

Total	1,252	1,625	(373)	(23.0)	1,208	1,613	(405)	(25.1)

Net operating income, as defined	$8,318	$7,855	$463	5.9%	$8,201	$7,751	$450	5.8%

(1)	Industrial properties owned and stabilized at January 1, 2002 and still owned and stabilized at September 30, 2003.

Total revenues from Industrial Properties increased $0.1 million, or 0.9% to $9.6 million for the three months ended September 30, 2003 compared to $9.5 million for the three months ended September 30, 2002. Rental income from Industrial Properties remained consistent at approximately $8.6 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Rental income generated by industrial properties owned and stabilized at January 1, 2002 and still owned and stabilized at September 30, 2003. (the “Core Industrial Portfolio”) remained consistent at approximately $8.4 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Tenant reimbursements from Industrial Properties increased $0.2 million, or 17.9% to $1.0 million for the three months ended September 30, 2003 compared to $0.8 million for three months ended September 30, 2002. This increase was primarily attributable to a common area maintenance reconciliation credit given to a tenant that early terminated at one of the Core Industrial Portfolio buildings during the three months ended September 30, 2002. Other property income from Industrial Properties remained consistent for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Total expenses from Industrial Properties decreased $0.4 million, or 23.0% to $1.2 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002. Property expenses from Industrial Properties decreased $0.2 million, or 34.9% to $0.4 million for the three months ended September 30, 2003 compared to $0.6 million for the three months ended September 30, 2002. This decrease was primarily attributable to a decrease of $0.2 million in the Core Industrial Portfolio which was primarily due to non-recurring expenses incurred during the three months ended September 30, 2002. Real estate taxes for the Total Industrial Portfolio and the Core Industrial Portfolio remained consistent at approximately $0.8 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The provision for bad debts decreased $0.1 million, or 73.4%, compared to the same period in 2002. During the three months ended September 30, 2002, the Company increased its reserve for unbilled deferred rent specifically related to the Company’s watchlist tenants. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties increased $0.4 million, or 5.9% to $8.3 million for the three months ended September 30, 2003 compared to $7.9 million for the three months ended September 30, 2002. Net operating income for the Core Industrial Portfolio increased $0.4 million, or 5.8% for the three months ended September 30, 2003 compared to the same period in 2002.

Non-Property Related Income and Expenses

General and administrative expenses increased $1.8 million, or 62.7%, to $4.8 million for the three months ended September 30, 2003 compared to $3.0 million for the three months ended September 30, 2002. This increase was primarily due to an increase in accrued incentive compensation and higher legal, reporting and public company costs in connection with compliance with new requirements imposed by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange.

Net interest expense remained consistent at $8.9 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Gross interest and loan fee expense, before the effect of capitalized interest, decreased $1.0 million, or 7.9% to $11.4 million for the three months ended September 30, 2003 from $12.3 million for the three months ended September 30, 2002, primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.4% at September 30, 2003 compared to 6.0% at September 30, 2002. Total capitalized interest and loan fees decreased $1.0 million, or 28.0% to $2.5 million for the three months ended September 30, 2003 from $3.5 million for the three months ended September 30, 2002, primarily due to lower average construction in progress balances.

Depreciation and amortization increased $0.3 million, or 2.1% to $14.6 million for the three months ended September 30, 2003 compared to $14.3 million for the three months ended September 30, 2002. The increase was attributable primarily to the development properties completed since September 30, 2003.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases.) The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2003	2002
Net Operating Income, as Defined:
Office Properties	$110,139	$87,832	$22,307	25.4%
Industrial Properties	24,730	24,807	(77)	(0.3)

Total portfolio	134,869	112,639	22,230	19.7

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	134,869	112,639	22,230	19.7
Other expenses:
General and administrative expenses	12,694	9,582	3,112	32.5
Interest expense	24,143	26,827	(2,684)	(10.0)
Depreciation and amortization	41,454	44,575	(3,121)	(7.0)
Interest income	130	451	(321)	(71.2)

Income from continuing operations before net gain on dispositions and minority interests	56,708	32,106	24,602	76.6
Net gain on disposition of operating properties		896	(896)	(100.0)

Income from continuing operations before minority interest	56,708	33,002	23,706	71.8
Minority interests attributable to continuing operations	(16,322)	(10,440)	(5,882)	56.3
Income from discontinued operations	3,939	3,787	152	4.0

Net Income	$44,325	$26,349	$17,976	68.2%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$109,427	$106,551	$2,876	2.7%	$95,178	$96,542	$(1,364)	(1.4)%
Tenant reimbursements	12,582	13,776	(1,194)	(8.7)	11,328	11,909	(581)	(4.9)
Other property income	23,169	1,612	21,557	1,337.3	18,900	1,506	17,394	1,155.0

Total	145,178	121,939	23,239	19.1	125,406	109,957	15,449	14.1

Property and related expenses:
Property expenses	23,019	20,357	2,662	13.1	20,926	18,532	2,394	12.9
Real estate taxes	9,276	9,068	208	2.3	7,937	8,209	(272)	(3.3)
Provision for bad debts	1,774	3,647	(1,873)	(51.4)	994	3,434	(2,440)	(71.1)
Ground leases	970	1,035	(65)	(6.3)	956	1,025	(69)	(6.7)

Total	35,039	34,107	932	2.7	30,813	31,200	(387)	(1.2)

Net operating income, as defined	$110,139	$87,832	22,307	25.4%	$94,593	$78,757	$15,836	20.1%

(1)	Office properties owned owned and stabilized at January 1, 2002 and still owned and stabilized at September 30, 2003.

Total revenues from Office Properties increased $23.3 million, or 19.1% to $145.2 million for the nine months ended September 30, 2003 compared to $121.9 million for the nine months ended September 30, 2002. Rental income from Office Properties increased $2.9 million, or 2.7% to $109.4 million for the nine months ended September 30, 2003 compared to $106.5 million for the nine months ended September 30, 2002. Rental income generated by the Core Office Portfolio decreased $1.4 million, or 1.4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily attributable to a decrease in occupancy. Average occupancy in the Core Office Portfolio decreased 2.2% to 89.1% for the nine months ended September 30, 2003 as compared to 91.3% for the nine months ended September 30, 2002. An increase of $7.1 million in rental income generated by Office Development Properties, was offset by a decrease of $2.8 million attributable to the Office Redevelopment Properties.

Tenant reimbursements from Office Properties decreased $1.2 million, or 8.7% to $12.6 million for the nine months ended September 30, 2003 compared to $13.8 million for the nine months ended September 30, 2002. A decrease of $0.6 million, or 4.9% was attributable to the Core Office Portfolio and was primarily due to the collection of prior year tenant reimbursements during the nine months ended September 30, 2002 that were reserved for financial reporting purposes. A decrease of $0.9 million in tenant reimbursements from the Office Redevelopment Properties was offset by an increase of $0.3 million generated by the Office Development Properties. Other property income from Office Properties increased approximately $21.6 million to $23.2 million for the nine months ended September 30, 2003 compared to $1.6 million for the nine months ended September 30, 2002. Other property income for the nine months ended September 30, 2003, included a $18.0 million lease termination fee related to a settlement with Peregrine Systems, Inc. In accordance with the settlement agreement previously approved by the bankruptcy court, the Company received a payment of $18.3 million in the third quarter and is scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were reserved for financial reporting purposes at September 30, 2003 through the provision for bad debts. After the impact of the reserve, the Company recognized a net lease termination fee of $15.4 million. During the nine months ended September 30, 2003, the Company also recognized a $4.3 million net lease termination fee resulting from the early termination of leases at a building in San Diego.

Total expenses from Office Properties increased $0.9 million, or 2.7% to $35.0 million for the nine months ended September 30, 2003 compared to $34.1 million for the nine months ended September 30, 2002. Property expenses from Office Properties increased $2.7 million, or 13.1% to $23.0 million for the nine months ended September 30, 2003 compared to $20.3 million for the nine months ended September 30, 2002. An increase of $2.4 million was generated by the Core Office Portfolio. This increase was primarily attributable to legal expenses incurred related to tenant defaults and higher repairs and maintenance. Real estate taxes increased $0.2 million, or 2.3% to $9.3 million for the nine months ended September 30, 2003 as compared to $9.1 million for the nine months ended September 30, 2002. Real estate taxes for the Core Office Portfolio decreased $0.3 million, or 3.3% to $7.9 million for the nine months ended September 30, 2003 compared to $8.2 million for the comparable period in 2002. This decrease was due to refunds received for real estate taxes successfully appealed by the Company in 2003. An increase of $0.8 million attributable to the Office Development Properties was offset by a decrease of $0.3 million attributable to the Office Redevelopment Properties. The provision for bad debts decreased $1.9 million or 51.4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease was primarily due to a change in the provision for unbilled deferred rents receivable. For the nine months ended September 30, 2003, the Company reversed a provision for unbilled deferred rent related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. See further discussion of Peregrine in “Factors Which May Influence Future Results of Operations—Recent Information regarding Significant Tenants—Peregrine Systems, Inc.” During 2002, the Company recorded a provision for unbilled deferred rent specifically related to receivables from Peregrine. The Company evaluates its reserve for unbilled deferred rent on a quarterly basis. Ground lease expense for Office Properties decreased $0.1 million, or 6.3% for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease was attributable to the Core Office Portfolio. During 2002 the Company renegotiated the ground lease at its portfolio of properties in Long Beach which resulted in a reduction of annual ground lease expense.

Net operating income, as defined, from Office Properties increased $22.3 million, or 25.4% to $110.1 million for the nine months ended September 30, 2003 compared to $87.8 million for the nine months ended September 30, 2002. An increase of $15.8 million was attributable to the Core Office Portfolio which was primarily due to the Peregrine lease termination fee and an increase of $6.5 million was attributable to the Office Development and Redevelopment Properties. The increases are primarily due to other income and the lease termination fee.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$25,720	$26,490	$(770)	(2.9)%	$25,237	$26,372	$(1,135)	(4.3)%
Tenant reimbursements	2,905	2,887	18	0.6	2,857	2,886	(29)	(1.0)
Other property income	142	55	87	158.2	142	55	87	158.2

Total	28,767	29,432	(665)	(2.3)	28,236	29,313	(1,077)	(3.7)

Property and related expenses:
Property expenses	1,591	1,501	90	6.0	1,570	1,502	68	4.5
Real estate taxes	2,177	2,234	(57)	(2.6)	2,114	2,221	(107)	(4.8)
Provision for bad debts	269	890	(621)	(69.8)	254	890	(636)	(71.5)

Total	4,037	4,625	(588)	(12.7)	3,938	4,613	(675)	(14.6)

Net operating income, as defined	$24,730	$24,807	$(77)	(0.3)%	$24,298	$24,700	$(402)	(1.6)%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at September 30, 2003.

Total revenues from Industrial Properties decreased $0.6 million, or 2.3% to $28.8 million for the nine months ended September 30, 2003 compared to $29.4 million for the nine months ended September 30, 2002. Rental income from Industrial Properties decreased $0.8 million, or 2.9% to $25.7 million for the nine months ended September 30, 2003 compared to $26.5 million for the nine months ended September 30, 2002. Rental income generated by the Core Industrial Portfolio decreased $1.1 million, or 4.3% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy decreased 1.2% to 96.8% for the nine months ended September 30, 2003 compared to 98.0% for the nine months ended September 30, 2002. The net decrease in rental income from the Core Industrial Portfolio was partially offset by an increase of $0.3 million from the one industrial acquisition.

Tenant reimbursements from Industrial Properties remained consistent for the nine months ended September 30, 2003 compared to nine months ended September 30, 2002. Other property income from Industrial Properties increased $0.1 million for the nine months ended September 30, 2003.

Total expenses from Industrial Properties decreased $0.6 million, or 12.7% to $4.0 million for the nine months ended September 30, 2003 compared to $4.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, property expenses increased $0.1 million or 6.0% compared to the same period in 2002. This increase in property expenses was primarily attributable to a non-recurring increase in HVAC costs at one property in the Core Industrial Portfolio. Real estate taxes decreased to $0.1 million, or 2.6%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was attributable to the refunds received for real estate taxes successfully appealed by the Company in 2003 at several buildings in the Core Industrial Portfolio. The provision for bad debts decreased $0.6 million, or 69.8% for the months ended September 30, 2003 compared to the same period in 2002. During the nine months ended September 30, 2002, the Company increased its reserve for bad debts and unbilled deferred rent specifically related to the Company’s watchlist tenants. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Net operating income for the Core Industrial Portfolio decreased $0.4 million, or 1.6% for the nine months ended September 30, 2003 compared to the same period in 2002, which was partially offset by an increase of $0.3 million from the one industrial acquisition.

Non-Property Related Income and Expenses

General and administrative expenses increased $3.1 million, or 32.5%, to $12.7 million for the nine months ended September 30, 2003 compared to $9.6 million for the nine months ended September 30, 2002. This increase was primarily due to an increase in accrued incentive compensation and higher legal, reporting and public company costs in connection with compliance with new requirements imposed by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange. The increase was partially offset by the reversal of a $0.5 million reserve in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be lease to Peregrine. This building was surrendered to the Company in June 2002. See further discussion regarding this agreement under the caption “Factors Which May Influence Future Results of Operations—Recent information regarding significant tenants—Peregrine Systems, Inc.”

Net interest expense decreased $2.7 million, or 10.0% to $24.1 million for the nine months ended September 30, 2003 compared to $26.8 million for the nine months ended September 30, 2002. Gross interest and loan fee expense, before the effect of capitalized interest, decreased $3.5 million, or 9.5% to $33.9 million for the nine months ended September 30, 2003 from $37.4 million for the nine months ended September 30, 2002, primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.4% at September 30, 2003 compared to 6.0% at September 30, 2002. Total capitalized interest and loan fees decreased $0.8 million, or 8.4% to $9.8 million for the nine months ended September 30, 2003 from $10.6 million for the nine months ended September 30, 2002, primarily due to a decrease in the Company’s weighted average interest rate and lower average construction in progress balances.

Depreciation and amortization decreased $3.1 million, or 7.0% to $41.5 million for the nine months ended September 30, 2003 compared to $44.6 million for the nine months ended September 30, 2002. A decrease of $5.3 million due to a charge in the second quarter 2002 for previously capitalized leasing costs related to the Company’s leases with Peregrine was partially offset by an increase attributable to the development properties completed and stabilized since September 30, 2002.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at September 30, 2003:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	31	3,227,039	82.2%
Orange County	7	387,327	75.5
San Diego	40	3,045,792	91.5
Other	4	657,416	94.0

	82	7,317,574	86.8

Industrial Properties:
Los Angeles	4	388,805	70.7
Orange County	44	4,192,991	96.2
Other	2	295,417	100.0

	50	4,877,213	94.4

Total Portfolio	132	12,194,787	89.8%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2003	9	166,421	2.7%	$2,811
2004	55	577,153	9.4	14,148
2005	57	607,240	9.9	12,691
2006	52	700,968	11.4	15,321
2007	46	839,698	13.7	14,733
2008	39	1,000,261	16.3	21,299

Total Office	258	3,891,741	63.4%	81,003

Industrial Properties:
Remaining 2003	1	15,000	0.3%	116
2004	16	518,504	11.3	3,692
2005	16	703,060	15.3	5,340
2006	10	487,353	10.6	3,883
2007	9	496,391	10.8	3,401
2008	9	1,021,388	22.2	6,691

Total Industrial	61	3,241,696	70.5%	23,123

Total	319	7,133,437	66.5%	$104,126

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of September 30, 2003.
(3)	Determined based on monthly GAAP rent at September 30, 2003, multiplied by 12, including all leases executed on or before October 1, 2003.

Leasing Activity by Segment Type

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended September 30, 2003:
Office Properties	25	5	349,528	13,129	(1.2)%	2.3%	58.1%	62
Industrial Properties	3	1	23,080	165,981	11.6%	2.5%	57.6%	62

Total	28	6	372,608	179,110	(0.3)%	2.2%	57.7%	62

	Number of Leases(1)		Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Nine Months Ended September 30, 2003:
Office Properties	52	15	559,823	262,604	0.9%	1.4%	68.0%	52
Industrial Properties	6	3	136,460	203,699	5.3%	1.5%	51.7%	57

Total Portfolio	58	18	696,283	466,303	1.6%	1.6%	60.2%	53

(1)	Represents leasing activity for leases commencing during the period shown, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s lease-up and in-process office development and redevelopment projects as of September 30, 2003. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors Which May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name/ Submarket	Completion Date	Estimated Stabilization Date(1)	Projected		Total Costs as of September 30, 2003	Percentage Leased as of September 30, 2003
			Square Feet Upon Completion	Total Estimated Investment(2)
				(dollars in thousands)
Projects in Lease-Up:
12400 High Bluff Del Mar, CA	3rd Quarter 2003	3rd Quarter 2004	208,961	$61,838	$58,480	84%

Projects Under Construction
None
Total in-Process Development Projects			208,961	$61,838	$58,480	84%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2003.

Redevelopment Projects

Project Name/Submarket	Pre and Post Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs	Total Estimated. Investment	Total Costs as of September 30, 2003	Percent Leased as of Sept. 30, 2003
					(dollars in thousands)
Projects in Lease-Up:
None
Projects Under Construction:
5717 Pacific Centre Blvd. Sorrento Mesa, CA	Office to Life Science	4th Quarter 2003	4th Quarter 2004	67,995	$8,790	$10,421	$19,211	$9,232	—
909 Sepulveda Blvd. El Segundo, CA	Office	1st Quarter 2004	1st Quarter 2005	248,148	37,799	25,456	63,255	43,026	—

Total in-Process Redevelopment Projects				316,143	$46,589	$35,877	$82,466	$52,258	—

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of September 30, 2003, the Company’s total debt as a percentage of total market capitalization was 41.2%. As of September 30, 2003, the Company’s total debt plus cumulative redeemable preferred units as a percentage of total market capitalization was 49.7%.

As of September 30, 2003, the Company had borrowings of $222 million outstanding under its unsecured revolving line of credit (the “Credit Facility”) and availability of approximately $112.3 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.87% at September 30, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors Which May Influence Future Sources of Capital and Liquidity

In October 2003, the Company priced a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock will be cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The closing of this offering is subject to customary conditions and is expected to occur on November 21, 2003. The Company intends to use the net proceeds from the offering to redeem all outstanding 9.375% Series C Cumulative Redeemable Preferred Units.

Taking into account the impact of preferred equity offering, the Company may issue up to an additional $273 million of equity securities under a currently effective registration statement as of the date of this report .

In 2002 and 2001, the Company used proceeds from dispositions of operating properties of approximately $46.5 million and $64.8 million, respectively, to fund a portion of its development activities and its share repurchase program. During the nine months ended September 30, 2003, the Company disposed of seven office properties for an aggregate sales price of approximately $35.7 million. The Company, however, cannot provide assurance that it will successfully complete this level of dispositions in future periods. In the event the Company is unable to successfully dispose of properties, the Company’s cash flow could be adversely affected, and the Company’s leverage could increase.

The Company’s secured debt was comprised of the following at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$87,279	$88,630
Mortgage loan payable, due August 2008, fixed interest at 3.80%, monthly principal and interest payments	80,000
Mortgage note payable, due January 2012, fixed interest at 6.70%, monthly principal and interest payments	78,610	79,287
Mortgage note payable, due February 2005, fixed interest at 8.35%, monthly principal and interest payments(a)	75,255	76,509
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.19% at December 31, 2002), monthly interest-only payments(b)		75,671
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (2.87% and 3.17% at September 30, 2003 and December 31, 2002, respectively), monthly interest only payments(b)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.40%, (2.52% and 2.82% at September 30, 2003 and December 31, 2002, respectively), monthly interest only payments(b)(e)	29,000	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	25,837	26,652
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (2.97% and 3.23% at September 30, 2003 and December 31, 2002, respectively)(b)(c)(d)	41,830	16,242
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (2.87% and 3.13% at September 30, 2003 and December 31, 2002, respectively), monthly principal and interest payments(b)	20,421	20,910
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,799	17,951
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,373	12,516
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	11,123	11,549
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	8,152	9,737
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	5,301	6,417
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,859	4,966

	$528,839	$507,037

(a)	Beginning February 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The contractual maturity date is February 2022; however, the Company intends to refinance the debt by February 2005 without any prepayment penalty.
(b)	The variable interest rates stated as of September 30, 2003 and December 31, 2002 are based on the last repricing date during that period, which varies based on the terms of each note. The repricing rates may not be equal to LIBOR at September 30, 2003 and December 31, 2002.
(c)	This loan has an option to extend the maturity for one year.
(d)	This construction loan has a limited recourse provision that holds the Company liable for up to approximately $14.3 million plus any unpaid accrued interest.
(e)	The maturity of this loan may be extended for up to two one-year periods.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at September 30, 2003 and December 31, 2002:

	Percentage of Total Debt		Weighted-Average Interest Rate
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Secured vs. unsecured:
Secured	70.4%	66.5%	5.8%	6.3%
Unsecured	29.6%	33.5%	4.4%	3.5%
Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)(5)	74.1%	63.5%	6.3%	6.7%
Variable rate(4)	25.9%	36.5%	2.8%	3.0%
Total Debt			5.4%	5.3%
Total Debt Including Loan Fees			5.9%	5.8%

(1)	At September 30, 2003, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.
(2)	At September 30, 2003, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.
(3)	At September 30, 2003, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.
(4)	At September 30, 2003, the Company had two interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its variable rate debt at 4.25%.
(5)	The percentage of fixed rate debt to total debt does not take into consideration the portion of variable rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 87.4% of its total outstanding debt at September 30, 2003.

Contractual Obligations, Capital Commitments and Other Liquidity Needs

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility at September 30, 2003, and provides information about the minimum commitments due in connection with the Company’s ground lease obligations at September 30, 2003. The table does not reflect available debt extension options.

	(in thousands)
	Remaining 2003	2004-2005	2006-2007	After 2007	Total
Secured Debt	$2,433	$191,585	$68,701	$266,120	$528,839
Credit Facility		222,000			222,000
Ground Lease Obligations	384	2,944	2,937	73,968	80,233

Total	$2,817	$416,529	$71,638	$340,088	$831,072

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum cash flow to debt service and fixed charges ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with any one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at September 30, 2003. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

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

As of September 30, 2003, the Company had one development project and two redevelopment projects that were either in lease-up or under construction and have a total estimated investment of approximately $144 million. The Company has incurred an aggregate of approximately $111 million on these projects as of September 30, 2003. The Company currently projects it could spend approximately $6 million of the remaining $33 million of presently budgeted development costs during the remainder of 2003, depending on leasing activity. In addition, the Company had two development projects and one redevelopment project that were added to the Company’s stabilized portfolio of operating properties in the second and third quarters of 2003 which had not reached stabilized occupency as of September 30, 2003. Depending on leasing activity, the Company currently projects it could spend approximately $5 million for these projects during the remainder of 2003. The Company intends to finance these costs from among one or more of the following sources: borrowings under the Credit Facility and the existing construction loan and working capital. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment Programs” in this report.

As of September 30, 2003, the Company had executed leases that committed the Company to approximately $7 million in unpaid leasing costs and tenant improvements, and the Company had contracts outstanding for approximately $0.5 million in capital improvements at September 30, 2003. In addition, for the remainder of 2003, the Company currently projects it could spend approximately $0.5 million to $1 million in capital improvements, tenant improvements and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income, resulting in a return of capital to its stockholders, and currently is projected to have the ability to not increase its distributions to meet its REIT requirements for 2003. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On September 9, 2003, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on October 17, 2003 to stockholders of record on September 30, 2003. This dividend is equivalent to an annual rate of $1.98 per share. In addition, the Company is required to make quarterly distributions to its Series A, Series C and Series D Preferred unitholders, which in aggregate total approximately $14 million of annualized preferred dividends.

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

The Company believes that it will have sufficient capital resources to satisfy its capital and liquidity needs during the remainder of 2003. The Company currently estimates that it will have a projected range of approximately $134 million to $135 million of available sources to meet its short-term cash needs as follows: estimated availability of approximately $112 million under the Credit Facility; and estimated operating cash flow for the remainder of 2003 ranging from $22 million to $23 million. The Company currently estimates that it will have a projected range of approximately $40 million to $41 million of commitments and capital expenditures during the remainder of 2003, comprised of the following: $2 million in secured debt principal repayments; $11 million of currently projected expenditures for development and redevelopment expenditures; $8 million of committed costs for executed leases and capital expenditures; and budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $0.5 million to $1 million, depending on leasing activity. In addition, the Company will distribute approximately $19 million to its stockholders and common and preferred unitholders for the remainder of 2003. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all. The Company believes that it will have sufficient capital resources to satisfy its capital and liquidity needs during the next twelve months.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $15.9 million, or 24.0%, to $82.3 million for the nine months ended September 30, 2003, compared to $66.4 million for the nine months ended September 30, 2002. The increase was primarily attributable to the $18.3 million payment the Company received in the third quarter of 2003 in connection with the Peregrine settlement agreement. See further discussion regarding this agreement under the caption “Factors Which May Influence Future Results of Operations—Recent information regarding significant tenants—Peregrine Systems, Inc.”

Net cash used in investing activities decreased $48.1 million, or 60.9% to $30.8 million for the nine months ended September 30, 2003 compared to $78.9 million for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 consisted primarily of expenditures for development and redevelopment projects of $47.2 million, $17.7 million for tenant improvements and capital expenditures offset by $34.1 million in net proceeds from the sale of seven office buildings. Cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of expenditures for development projects of $63.7 million, $11.6 million for tenant improvements and capital expenditures and $2.2 million of cash paid toward the purchase of The Allen Group’s minority interest in Development LLCs offset by $6.2 million in net proceeds from the sale of one office property.

Net cash provided by financing activities decreased $57.1 million, or 977.7% to $51.2 million net cash used in financing activities for the nine months ended September 30, 2003 compared to $5.8 million net cash provided by financing activities for the nine months ended September 30, 2002. Cash used by financing activities for the nine months ended September 30, 2003 consisted primarily of $83.8 million used for principal payments on secured debt and the repayment of one mortgage loan that was schedule to mature in October 2003, $47.1 million in distributions paid to common stockholders and common unitholders and $33.0 million in net repayments on the Credit Facility partially offset by $105.2 million of net proceeds from the issuance of new mortgage debt and additional funding under a construction loan and $11.1 million in proceeds received in connection with the exercise of stock options. Cash provided by financing activities for the nine months ended September 30, 2002 consisted primarily of $257.7 million of net borrowings under the Credit Facility and net proceeds from the issuance of mortgage debt and $4.2 million in proceeds received in connection with the exercise of stock options partially offset by $206.3 million in principal payments on the secured the debt, the repayment of the unsecured term facility and four construction loans and $47.9 million in distributions paid to common stockholders, common unitholders and minority interests.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net Income	$20,039	$7,885	$44,325	$26,349
Adjustments:
Minority interest in earnings of Operating Partnership	3,059	1,239	6,801	3,735
Depreciation and amortization	14,327	14,516	41,200	44,962
Net gains on dispositions of operating properties	48	(470)	(3,642)	(1,366)

Funds From Operations	$37,473	$23,170	$88,684	$73,680

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2002 to September 30, 2003 is incorporated herein by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at September 30, 2003 and December 31, 2002. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all extension options will be exercised. The interest rate spreads on the Company’s variable rate debt ranged from LIBOR plus 1.40% to LIBOR plus 1.85% at September 30, 2003 and December 31, 2002. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 2003 and December 31, 2002. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2002.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						September 30, 2003		December 31, 2002
	2003	2004	2005	2006	2007	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate			$222.0				$222.0	$222.0	$255.0	$255.0
Variable rate index			LIBOR				LIBOR		LIBOR
Secured debt:
Variable rate	$0.2	$62.1	$29.0	$31.0			$122.3	$122.3	$172.8	$172.8
Variable rate index	LIBOR	LIBOR	LIBOR	LIBOR			LIBOR		LIBOR
Fixed rate	$2.2	$9.6	$90.9	$8.1	$29.6	$266.1	$406.5	$416.1	$334.2	$359.2
Average interest rate	7.00%	7.03%	8.21%	6.61%	6.64%	6.20%	6.71%		7.44%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount			$100.0	$50.0			$150.0	$(4.0)	$150.0	$(3.7)
Fixed pay interest rate			3.52%	2.98%			3.34%		3.34%
Variable receive rate index			LIBOR	LIBOR
Interest rate cap agreements:
Notional amount			$100.0				$100.0	$0.0	$100.0	$0.2
Cap rate			4.25%				4.25%		4.25%
Forward rate index			LIBOR

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

As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, in March 2003, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the Superior Court of the State of California against the Company, seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. Management strongly disagrees with the points outlined in the suit and intends to vigorously defend itself against the claim. However, if eToys were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other than ordinary routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended September 30, 2003, the Company redeemed 5,000 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 5,000 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated July 28, 2003, in connection with its second quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2003.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)