Form 10-K
period 2003-12-31
KILROY REALTY CORP
filed 2004-03-12
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $758,030,323 based on the closing price on the New York Stock Exchange for such shares on June 30, 2003.

As of March 10, 2004, 28,327,872 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a real estate investment trust, or REIT, which owns, operates, develops, and acquires Class A suburban office and industrial real estate in key suburban submarkets, primarily in Southern California, that the Company believes have strategic advantages and strong barriers to entry. The Company was incorporated in September 1996 in Maryland and commenced operations upon the completion of its initial public offering in January 1997.

As of December 31, 2003, the Company’s stabilized portfolio of operating properties was comprised of 82 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”), which encompassed an aggregate of approximately 7.3 million and 4.9 million rentable square feet, respectively. As of December 31, 2003, the Office Properties were approximately 87.6% leased to 282 tenants and the Industrial Properties were approximately 94.5% leased to 73 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio excludes development and redevelopment projects currently under construction, or in pre-development, and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. The Company had one office lease-up property at December 31, 2003, encompassing an aggregate of approximately 209,000 rentable square feet. As of December 31, 2003, the Company had two office redevelopment properties under construction which when completed are expected to encompass an aggregate of approximately 316,100 rentable square feet. In addition, as of December 31, 2003, the Company owned approximately 58.1 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space during the next three to five years, depending upon market conditions. All of the Company’s lease-up properties and in-process development and redevelopment projects are located in the Los Angeles and San Diego regions of Southern California. All of the Company’s undeveloped land parcels are located in Southern California in the San Diego region.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2003, it owned an approximate 87.2% general partnership interest. The remaining 12.8% limited partnership interest in the Operating Partnership was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership, which owns 114 of the Company’s 132 Properties. The remaining properties are owned by the Finance Partnership. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”) which, as of December 31, 2003, was owned 99.0% by the Operating Partnership and 1% by the Company. On January 1, 2004, KSLLC became a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc. and all other wholly-owned subsidiaries, which include Kilroy Realty Partners L.P. (“KRPLP”), Kilroy Realty TRS, Inc., Imperial & Sepulveda, L.P. and Imperial Partners 25, L.P. Imperial & Sepulveda, L.P. and Imperial Partners 25, L.P. were dissolved during the year ended December 31, 2003.

The following diagram illustrates the structure of Kilroy Realty Corporation and its subsidiaries as of December 31, 2003:

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Notes 3 and 12 to the Company’s consolidated financial statements). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 because the Company controlled all significant development and operating decisions.

Website Access

The Company makes its periodic and current reports available on its website at www.kilroyrealty.com after these materials are filed with the Securities and Exchange Commission. The Company’s corporate governance guidelines, code of business conduct and ethics, charters of the Audit, Executive Compensation and Nominating/Corporate Governance committees of the Board of Directors are also available on the Company’s website and available in print to any security holder upon request.

Current Year Highlights

The Company continued to successfully attain its primary business objectives including growth in Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“FFO”), by accomplishing the following during the year ended December 31, 2003 (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measure: Funds From Operations” for further discussion of Funds From Operations, including a reconciliation of the Company’s GAAP net income to Funds From Operations):

•	Achieved 22.8% growth in net income per common share (diluted), with net income per common share (diluted) at $1.78 for the year ended December 31, 2003 compared to $1.45 for the year ended December 31, 2002.

•	Achieved a 52.6% total common annual stockholder return (annual appreciation of the quoted common share price plus dividends paid during the year), the highest since the Company’s IPO in 1997.

•	Successfully repositioned and commenced leasing of the five office buildings at Kilroy Centre Del Mar and two office buildings at Del Mar Corporate Center. These properties were previously leased to Peregrine Systems, Inc. and Brobeck, Phleger & Harrison, LLP, two tenants that defaulted on and then terminated their respective leases in 2002 and 2003. As of the date of this report, in aggregate, these seven buildings were 79% occupied and the Company has executed leases for 91% of their space.

•	Successfullly reached an agreement with Peregrine Systems, Inc. following its bankruptcy, which ultimately produced a $21.3 million settlement payment, of which the Company received $18.3 million in 2003.

•	Executed leases on approximately 1.4 million rentable square feet of office and industrial space in the stabilized portfolio, including both renewals and leases to new tenants. The Company’s average rental rate increase was 7.0% on a GAAP basis and 4.3% on a cash basis for leases that commenced during the year ended December 31, 2003.

•	Added to the Company’s stabilized portfolio three office development buildings encompassing approximately 399,100 rentable square feet at a total current estimated investment of $135.3 million. These properties were 62% committed at December 31, 2003.

•	Added to the Company’s stabilized portfolio one office redevelopment building and one redevelopment life science building encompassing an aggregate of approximately 156,400 rentable square feet at a total current estimated investment of $33.5 million. These properties were 55% committed at December 31, 2003.

•	Increased stockholder value and continued improvement of the quality of the Company’s portfolio through the reinvestment of approximately $34.1 million of capital obtained from the sale of non-strategic assets into assets the Company is developing or redeveloping in Southern California. The weighted average age based on rentable square feet of the Company’s office portfolio is down from 21 years at the time of its IPO to 12 years as of December 31, 2003.

•	Completed a public offering of 1,610,000 shares of 7.80% Series E Cumulative Redeemable Preferred Stock.

•	Executed new secured debt financing that provided the Company with approximately $80.0 million in available proceeds at an annual fixed interest rate of 3.8%. The Company’s total debt as a percentage of total market capitalization was approximately 38.5% at December 31, 2003. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for presentation of the Company’s market capitalization. The Company’s total debt and the liquidation value of its preferred equity as a percentage of total market capitalization was approximately 46.6% at December 31, 2003. The Company’s weighted average interest rate was 5.3% excluding loan fees and 5.9% including loan fees at December 31, 2003.

Business and Growth Strategies

Growth Strategies.    The Company believes that a number of factors and strategies will enable it to continue to achieve its objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes, provision for bad debts and ground leases) before depreciation, and FFO as well as maximization of long-term stockholder value including: (i) the quality and location of the Company’s Properties; (ii) the Company’s ability to efficiently manage its assets as a low cost provider of commercial real estate due to its core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal administration, construction management and new development; (iii) the Company’s existing substantial development pipeline established over the past several years; (iv) the pursuit of redevelopment opportunities in land-constrained markets; and (v) the Company’s access to development and leasing opportunities as a result of its extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given the Company’s over 55-year presence in the Southern California market. Management believes that the Company is well positioned to continue to capitalize on existing opportunities because of its extensive experience in its submarkets, its seasoned management team and its proven ability to efficiently develop, acquire, lease and manage office and industrial properties.

Operating Strategies.    The Company focuses on enhancing long-term growth in net operating income and FFO from its Properties by: (i) maintaining higher than average regional occupancy rates; (ii) maximizing cash flow from its Properties through active leasing, early renewals, and effective property management; (iii) structuring leases to maximize returns and internal growth; (iv) managing portfolio credit risk through effective underwriting including the use of credit enhancements and collateral support to mitigate portfolio credit risk; (v) managing operating expenses through the efficient use of internal management, leasing, marketing, financing, accounting and construction management functions; (vi) maintaining and developing long-term relationships with a diverse tenant base; (vii) managing its Properties to offer the maximum degree of utility and operational efficiency to tenants; (viii) continuing to effectively manage capital improvements to enhance its Properties’ competitive advantages in their respective markets and improve the efficiency of building systems; and (ix) attracting and retaining motivated employees by providing financial and other incentives to meet the Company’s operating and financial goals.

Development Strategies.    The Company and its predecessors have developed office and industrial properties, including more recently high technology facilities, primarily located in Southern California, for its own portfolio and for third parties, since 1947. Over the past several years, the Company has established a substantial development pipeline in its target markets. The Company’s future development pipeline includes 58.1 acres of undeveloped land which can support future development of approximately 1.1 million rentable square feet, which the Company expects to develop over the next three to five years, depending on market conditions. The Company’s strategy with respect to development is to: (i) maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control; (ii) continue to execute the Company’s build-to-suit program where it develops properties leased by specific tenants providing for lower risk development; (iii) evaluate redevelopment opportunities in land-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods; (iv) be the premier low-cost provider of two- to four-story campus style office buildings in Southern California; and (v) reinvest capital from dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return.

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

Financing Strategies.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization. This ratio may be increased or decreased without the consent of the Company’s stockholders and the Company’s organizational documents do not limit the amount of indebtedness that the Company may incur. The Company’s funding strategies are to: (i) maintain financial flexibility and the ability to access a variety of capital sources; (ii) maintain a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles; (iii) complete financing in advance of the need for capital; and (iv) manage interest rate exposure.

The Company intends to utilize one or more sources of capital for future growth, which may include borrowings under the Company’s unsecured credit facility, the issuance of debt or equity securities and other bank and/or institutional borrowings and disposition of non-strategic assets. There can be no assurance, however, that the Company will be able to obtain capital on terms favorable to the Company or at all.

Significant Tenants

As of December 31, 2003, the Company’s ten largest office tenants represented approximately 29.7% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2003 determined on a straight-line basis over the term of the related lease in accordance with GAAP, and its ten largest industrial tenants represented approximately 8.1% of total annual base rental revenues. Of this amount, its largest tenant, The Boeing Company, leased an aggregate of approximately 846,800 rentable square feet of office space under eight separate leases, representing approximately 7.5% of the Company’s total annual base rental revenues at December 31, 2003. One of these leases encompassing approximately 293,300 rentable square feet at a building in El Segundo, California is scheduled to expire July 2004. The Boeing Company has also informed the Company that it intends to exercise its option to early terminate another lease in El Segundo, California encompassing approximately 7,800 rentable square feet in November 2004. The base periods for the remaining leases for The Boeing Company expire at various dates between August 2005 and March 2009. See additional discussion under “Item 1: Business Risks—The Company may be unable to renew leases or re-let available space” and under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

The Company’s ten largest office tenants, based on annualized base rental revenues at December 31, 2003, are: The Boeing Company, AMN Healthcare, DirecTv, Inc., Diversa Corporation, Epson America, Inc., Fair Isaac & Company, Fish & Richardson, Newgen Results Corporation, SCAN Health Plan and Epicor Software Corporation. The Company’s ten largest industrial tenants, based on annualized base rental revenues, are: Celestica California, Inc., Qwest Communications Corporation, Mattel, Inc., Packard Hughes Interconnect, Targus, Inc., NBTY Manufacturing, LLC, United Plastics Group, Inc., Kraft Foods, Inc., Extron Electronics, Inc. and Ricoh Electronics. See additional discussion of significant tenants and Recent Information Regarding Significant Tenants under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For further discussion on the composition of the Company’s tenant base, see “Item 2: Properties—Tenant Information.”

Employees

As of December 31, 2003, the Company, through the Operating Partnership and KSLLC employed 112 persons. The Company, the Operating Partnership and KSLLC believe that relations with their employees are good.

Government Regulations

Many laws and governmental regulations are applicable to the Company’s Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Environmental Matters

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the Company’s Properties. The Company generally obtains these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the issuance of a written report. These assessments do not generally include soil samplings or subsurface investigations. Through December 31, 2003, Phase I site assessments revealed that 30, or 23%, of its Properties, representing approximately 25% of the aggregate square footage of its Properties, contain asbestos-containing materials. No remedial action is necessary with respect to these Properties in connection with the asbestos-containing materials.

The Company’s site assessments also revealed that historical operations at or near some of the Company’s Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted clean-up of known contamination in the soils on the properties and management does not believe that further clean-up of the soils is required. The Company is not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties or the condition of land or operations near our properties, such as the presence of underground storage tanks. The Company cannot give assurance that costs of future environmental compliance will not affect its ability to make distributions to its stockholders.

Use of hazardous materials by some of our tenants.    Some of the Company’s tenants routinely handle hazardous substances and wastes on its Properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially the Company, to liability resulting from such activities. The Company requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 2003, less than 5% of the Company’s tenants, representing less than 10% of the aggregate square footage of the Company’s Properties, handled hazardous substances and/or wastes on the Company’s Properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. Management is not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s Properties, and management does not believe that on-going activities by the Company’s tenants will have a material adverse effect on the Company’s operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, the Company is liable for the costs of removal or remediation of certain hazardous or toxic substances present or released on its Properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. For instance, if asbestos-containing materials, toxic mold, or other hazardous or toxic substances were found on the Company’s Properties, third parties might seek recovery from the Company for personal injuries associated with those substances. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of its Properties, the Company may be considered to have arranged for the disposal or treatment of hazardous or toxic substances.

Potential environmental liabilities may exceed the Company’s environmental insurance coverage limits.     The Company carries what management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. However, management cannot provide any assurance that the Company’s insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s financial condition, results of operations, and cash flows, quoted trading price of the Company’s securities and its ability to satisfy debt service obligations and to pay distributions to stockholders.

Other Governmental Regulations Affecting Properties

Costs of compliance with other governmental regulations.    The Company’s Properties are also subject to regulation under other laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although management believes that its Properties substantially comply with present requirements under applicable governmental regulations, none of the Properties have been audited or investigated for compliance by any regulatory agency. If the Company were not in compliance with material provisions of the ADA or other regulations affecting the Properties, the Company might be required to take remedial action which could include making modifications or renovations to Properties. Federal, state or local governments may also enact future laws and regulations that the could require the Company to make significant modifications or renovations to the Properties. If the Company were to incur substantial costs to comply with the ADA or any other regulations, its financial condition, results of operations, and cash flows, quoted trading prices of the Company’s securities and its ability to satisfy its debt service obligations and make distributions to stockholders could be adversely affected.

Business Risks

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Exchange Act of 1934, as amended (the “1934 Act”)) pertaining to, among other things, the Company’s future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development projects within budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations,” and other information contained in this report, should be considered in evaluating the Company and its business.

General economic conditions may adversely affect the Company’s financial condition and results of operations.    Periods of economic slowdown or recession in the United States and in other countries, declining demand for leased office or industrial properties or rising interest rates, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases at the Company’s Properties, either of which could adversely affect the Company’s financial condition, results of operations, cash flow, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

Future terrorist activity or declaration of war by the United States may have an adverse affect on the Company’s financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of the Company’s Properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of the Company’s Properties near these sites. A decrease in demand would make it difficult for the Company to renew or release its Properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of the Company’s Properties through damage, destruction or loss, and the availability of insurance for these acts may be less, and cost more, which would adversely affect the Company’s financial condition. To the extent that the Company’s tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist acts and a declaration of war by the United States also may adversely affect the markets in which the Company’s securities trade, and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for the Company’s office and industrial leased space, delay the time in which the Company’s new or renovated properties reach stabilized occupancy, increase the Company’s operating expenses, such as those attributable to increased physical security for its Properties, and limit the Company’s access to capital or increase the Company’s cost of raising capital.

The Company depends on significant tenants.    As of December 31, 2003, the Company’s ten largest office tenants represented approximately 29.7% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.1% of total annual base rental revenues. (See further discussion on the composition of the Company’s tenants by industry under “Item 2—Properties.”) Of this amount, its largest tenant, The Boeing Company, leased approximately 846,800 rentable square feet of office space, representing approximately $14.4 million of the Company’s total annual base rental revenues at December 31, 2003. One of the Boeing leases for a building located in El Segundo, encompassing approximately 293,300 rentable square feet, is scheduled to expire in July 2004. The Boeing Company has also informed the Company that it intends to exercise its option to early terminate another lease in El Segundo, California encompassing approximately 7,800 rentable square feet in November 2004. The other six leases are scheduled to expire at various dates between August 2005 and March 2009. The Boeing Company previously had another lease, at 909 N. Sepulveda Boulevard in El Segundo, California, encompassing approximately 248,150 rentable square feet that expired on February 28, 2003. The Boeing Company vacated this building upon lease expiration. This building was subsequently moved to the Company’s redevelopment portfolio.

As previously reported, Peregrine Systems, Inc. (“Peregrine”), the Company’s second largest tenant at December 31, 2002, filed for bankruptcy in September 2002. Peregrine had leased four office buildings in a five-building complex totaling approximately 424,400 rentable square feet under four separate leases. Peregrine was also committed to lease the fifth building, encompassing approximately 114,800 rentable square feet, which was completed in the third quarter of 2002. Peregrine surrendered this fifth building back to the Company in June 2002. In July 2003, the bankruptcy court approved Peregrine’s plan of reorganization. Under terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and is scheduled to receive four additional payments of approximately $750,000, each to be paid annually over the next four years.

As previously reported, Brobeck, Phleger & Harrison, LLP (“Brobeck”), the Company’s sixth largest tenant at December 31, 2002, dissolved in February 2003 and as a result the Company terminated the two leases Brobeck had with the Company encompassing 161,500 aggregate rentable square feet. As of December 31, 2003 these buildings were 66% re-leased to new tenants.

Although the Company has been able to mitigate the impact of significant tenant defaults on its financial condition, revenues and results of operations, the Company’s financial condition, results of operations and cash flows would be adversely affected if any of the Company’s other significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or if any of them become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Downturn in tenants’ businesses may reduce the Company’s cash flow.    For the year ended December 31, 2003, the Company derived approximately 89.5% of its revenues from continuing operations from rental income and tenant reimbursements. This percentage is significantly lower than in previous years as a result of the net lease termination fee of $18.0 million that the Company recorded in connection with the Peregrine settlement agreement (see note 20 to the Company’s consolidated financial statements.) Excluding this $18.0 million, the Company would have derived 97.1% of its revenues from rental income and tenant reimbursements during the year ended December 31, 2003. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. As discussed above under the caption “The Company depends on significant tenants,” the Company’s second largest tenant at December 31, 2002, Peregrine, filed for bankruptcy in September 2002. Prior to filing bankruptcy and rejecting two of the four leases it had with the Company, the leases with Peregrine represented approximately 7.9% of the Company’s annual base rental revenues. In addition, as discussed above, Brobeck dissolved and began winding up its operations in February 2003. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors which may Influence Future Results of Operations” for a discussion of the impact the events discussed above.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by the Company’s Properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, the Company cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with the Company. The Company’s claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, the Company’s claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of the Company’s existing tenants could adversely impact the Company’s financial condition, results from operations, cash flows, the quoted trading prices of the Company’s securities and the Company’s ability to satisfy its debt service obligations and to pay distributions to stockholders.

The Company may be unable to renew leases or re-let available space.    As of December 31, 2003, the Company had office and industrial space available for lease representing approximately 9.7% of the total square footage of the Properties. In addition, leases representing approximately 10.1% and 12.1% of the leased square footage of the Properties are scheduled to expire in 2004 and 2005, respectively. Above market rental rates on some of the Properties may force the Company to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate, although individual Properties within any particular submarket presently may be leased above or below the rental rates within that submarket. For the leases scheduled to expire in 2004, management believes the rental rates on average are approximately 10% to 15% above current average quoted market rates, which is primarily related to one lease. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for the Properties decrease, existing tenants do not renew their leases, or the Company does not re-lease a significant portion of its available space, its financial position, results of operations, cash flows, the quoted trading prices of its securities and its ability to satisfy its debt service obligations and pay distributions to its stockholders would be adversely affected.

Most of the Company’s Properties depend upon the Southern California economy.    As of December 31, 2003, 93.2% of the aggregate square footage of the Company’s stabilized portfolio and 94.5% of the Company’s annualized base rent, excluding expense reimbursements and rental abatements, were attributable to properties located in Southern California. In addition, as of December 31, 2003, all of the Company’s lease-up, in-process and future development and redevelopment projects were located in Southern California. The Company’s ability to make expected distributions to stockholders depends on its ability to generate FFO in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, distributions to preferred stockholders and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company’s control may decrease funds available for distribution and the value of the Company’s Properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing submarket demographics; and property damage resulting from seismic activity. The geographical concentration of the Properties may expose the Company to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company’s financial condition, results from operations, cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

Increasing utility costs and power outages in California may have an adverse effect on the Company’s operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity and natural gas. Since June 2000, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space would adversely affect the Company’s future financial condition, results of operations, cash flows, quoted per share trading price of its common stock and ability to satisfy its debt service obligations and to pay distributions to stockholders.

The Company’s debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations.    Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its Properties or to pay the distributions necessary to maintain its REIT qualification. The Company’s level of debt and the limitations imposed by its debt agreements may have important consequences to the Company, including the following: the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; cash flow may be insufficient to meet required principal and interest payments; the Company may be forced to dispose of one or more of its Properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company’s default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If one or more of these events were to occur, the Company’s financial condition, results of operations, cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could require the Company to pay income or excise tax notwithstanding the Company’s tax status as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31, 2003, the Company had approximately $761.0 million aggregate principal amount of indebtedness, $73.9 million of which is contractually due prior to December 31, 2004. The Company’s total debt and preferred equity represented 46.6% of its total market capitalization at December 31, 2003; see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for presentation of the Company’s market capitalization.

The Company faces significant competition which may decrease the occupancy and rental rates of its Properties.    The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to the Company’s in the same submarkets in which the Company’s Properties are located, but which have lower occupancy rates than the Company’s

Properties. For instance, occupancy rates for the Company’s Sorrento Mesa stabilized office property portfolio in San Diego County at December 31, 2003 was 97.9% in comparison to 85.5% for the Sorrento Mesa two-story corporate office submarket in total. The Company believes that its higher occupancy rates mean that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company’s competitors have an incentive to decrease rental rates until their available space is leased. If the Company’s competitors offer space at rental rates below the rates currently charged by the Company for comparable space, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company’s financial condition, results of operations and cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders may be adversely affected.

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

Earthquake damage to the Company’s Properties could have an adverse effect on its financial condition and operating results.    The Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductibles which management believes are commercially reasonable. As of December 31, 2003, 131 of the Company’s 132 Properties representing approximately 98.9% of the Company’s stabilized portfolio based on aggregate square footage and approximately 99.6% based on annualized base rent were located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were irreparable.

The Company may be unable to complete acquisitions and successfully operate acquired properties.    The Company continues to evaluate the market of available properties and may acquire office and industrial properties when strategic opportunities exist. The Company’s ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction and may never close; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial condition, results of operations, cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected.

The Company may be unable to successfully complete and operate developed and redeveloped properties.     There are significant risks associated with property development. The Company may be unable to: obtain construction financing on favorable terms or at all; obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans; or lease developed properties at expected rental rates or within projected timeframes. In addition, the Company may not complete development projects on schedule or within budgeted amounts; the Company may expend funds on and devote management’s time to projects which the Company may not complete; and the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. For example, during the fourth quarter of 1998, the Company withdrew its participation from a master planned commercial development prior to the commencement of construction. Also, during the third quarter of 2000, the Company delayed commencement of construction on one of its projects by four months. The project was an assemblage in an urban infill location that required the relocation of some existing businesses. The Company encountered delays when one of the existing tenants experienced difficulty in relocating as a result of the high leasing demand and tight supply constraints in that submarket.

Lastly, in 2003, the Company added two office development projects to its stabilized portfolio since it had been one year since their substantial completion. As of December 31, 2003, these projects were 27.8% occupied and the Company had executed leases or letters of intent for approximately 46.9% of the aggregate rentable square feet at these projects.

If one or more of these events were to occur in connection with the Company’s projects currently planned for development or redevelopment, the Company’s financial condition, results of operations, cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to its stockholders could be adversely affected.

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

The Company could default on leases for land on which some of its Properties are located.    As of December 31, 2003, the Company owned ten office buildings located on various parcels, each of which the Company leases on a long-term basis. If the Company defaults under the terms of any particular lease, it may lose the ownership rights to the property subject to the lease. Upon expiration of a lease and all of its options, the Company may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense would have an adverse effect on the Company’s financial condition, results of operations, cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders. As of December 31, 2003, the Company had approximately 1.5 million aggregate rentable square feet of rental space located on these leased parcels. The leases for the land under the seven buildings at the Kilroy Airport Center, Long Beach expire in 2084. The leases for the land under the three buildings at the SeaTac Office Center, including renewal options, expire in 2062.

Real estate assets are illiquid and the Company may not be able to sell its Properties when it desires.    The Company’s investments in its Properties are relatively illiquid which limits the Company’s ability to sell its Properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which could affect the Company’s ability to sell properties. These restrictions on the Company’ ability to sell its Properties could have an adverse effect on its financial position, results from operations, cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to repay indebtedness and to pay distributions to its stockholders.

Common limited partners of the Operating Partnership have limited approval rights, which may prevent the Company from completing a change of control transaction, which may be in the best interests of stockholders.    The Company may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a “termination transaction” which requires the approval of 60% of the common unitholders, including the common units held by the Company in its capacity as general partner. The right of common limited partners to vote on these transactions could limit the Company’s ability to complete a change of control transaction that might otherwise be in the best interest of its stockholders.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership. As of December 31, 2003, limited partners owned approximately 12.8% of the outstanding interests in the Operating Partnership. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent the Company from completing a transaction which may be in the best interest of its stockholders.

The Chairman of the Company’s Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company’s affairs.    John B. Kilroy, Sr. is the Chairman of the Board of Directors and John B. Kilroy, Jr. is President and Chief Executive Officer. Each is a member of the Company’s Board of Directors, and together, they beneficially own 606,132 shares of common stock, common limited partnership units exchangeable for an aggregate of 1,748,072 shares of the Company’s common stock and currently vested options to purchase an aggregate of 46,377 shares of common stock, representing a total of approximately 8.0% of the total outstanding shares of common stock as of December 31, 2003, assuming the exchange, at the Company’s option, of the common limited partnership units held by Messrs. Kilroy into shares of the Company’s common stock and the exercise of their currently vested options. Pursuant to the Company’s charter no other stockholder may own, actually or constructively, more than 7.0% of the Company’s common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the Company’s outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest of the Company’s stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company’s stockholders for approval.

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

The Internal Revenue Code sets forth stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including: no more than 50% in value of the Company’s capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year; subject to exceptions, the Company’s common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and if the Company, or any entity which owns 10% or more of its capital stock, actually or constructively owns 10% or more of one of the Company’s tenants, or a tenant of any partnership in which the Company is a partner, then any rents that the Company receives from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code’s REIT gross income tests, regardless of whether the Company receives the rents directly or through a partnership.

The Company’s charter establishes clear ownership limits to protect its REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the Board, more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company’s common stock outstanding. Similarly, absent a waiver from the Board, no single holder of the Company’s Series A Preferred Stock and Series D Preferred Stock may actually or constructively own any class or series of its preferred stock, so that their total capital stock ownership would exceed 7.0% by value of the Company’s total outstanding shares of capital stock, no single holder of Series B Preferred Stock, if issued, may actually or constructively own more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company’s Series B Preferred Stock, and no single holder of Series E Preferred Stock may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Series E Preferred Stock.

The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company’s REIT status and if it believes that the waiver would be in the Company’s best interests. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the Company’s outstanding common stock.

If anyone acquires shares in excess of any ownership limits, the transfer to the transferee will be void with respect to these excess shares, the excess shares will be automatically transferred from the transferee or owner to a trust for the benefit of a qualified charitable organization, the purported transferee or owner will have no right to vote those excess shares, and the purported transferee or owner will have no right to receive dividends or other distributions from these excess shares.

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

The Company could issue preferred stock without stockholder approval.    The Company’s charter authorizes its Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in the Company’s stockholders’ interest. The Operating Partnership has issued 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred units”) which in the future may be exchanged one-for-one into shares of 8.075% Series A Cumulative Redeemable Preferred stock, and 900,000 Series D Cumulative Redeemable Preferred units (the “Series D Preferred units”) which in the future may be exchanged one for one into shares of 9.250% Series D Cumulative Redeemable Preferred stock. In addition, the Company has designated and authorized the issuance of up to 400,000 shares of Series B Preferred Stock. As of December 31, 2003, 1,610,000 shares of the Company’s preferred stock are issued and outstanding, consisting solely of the Company’s Series E Preferred stock (the “Series E Preferred Stock”).

The Company has a shareholders’ rights plan.    Each share of the Company’s common stock includes the right to purchase one-hundredth (1/100) of a share of the Company’s Series B Preferred Stock. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire the Company on terms that the Company’s Board of Directors does not approve. The Company may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of its common stock. Therefore, the rights should not interfere with any merger or business combination approved by the Company’s Board of Directors.

The staggered terms for directors, provisions for removal of directors, the future issuance of additional common or preferred stock and the Company’s stockholders’ rights plan may delay or prevent a change of control over the Company, even if a change of control might be beneficial to the Company’s stockholders, deter tender offers that may be beneficial to the Company’s stockholders, or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond the Company’s ownership limits or otherwise to effect a change of control.

Loss of the Company’s REIT status would have significant adverse consequences to it and the value of the Company’s stock.    The Company currently operates and has operated since 1997 in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If the Company were to lose its REIT status, it would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved because: the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates; the Company also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified. In addition, if the Company fails to qualify as a REIT, it will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of the Company’s current and accumulated earnings and profits. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of the Company’s common stock.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the Company’s control may affect its ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company’s investors or the Company’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that the Company is organized and operates in a manner to qualify as a REIT, no assurance can be given that the Company has been or will continue to be organized or be able to operate in a manner to qualify or remain qualified as a REIT for federal income tax purposes.

To maintain its REIT status, the Company may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, the Company generally must distribute to its stockholders at least 90% of its net taxable income each year, excluding capital gains, and the Company will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its net taxable income each year. In addition, the Company will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by the Company in any calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. In order to maintain its REIT status and avoid the payment of federal income and excise taxes, the Company may need to borrow funds on a short term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

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

The Company is not limited in its ability to incur debt.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, the Company’s organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. At December 31, 2003, the Company had approximately $761.0 million aggregate principal amount of indebtedness outstanding, which represented 38.5% of the Company’s total market capitalization. The Company’s total debt and the liquidation value of its preferred equity as a percentage of total market capitalization was approximately 46.6% at December 31, 2003. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for presentation of the Company’s market capitalization. This ratio may be increased or decreased without the consent of the Company’s stockholders. Therefore, the Company could become more highly leveraged without stockholder approval, which would result in an increase in its debt service and which could adversely affect cash flow and the ability to make distributions to stockholders. Higher leverage also increases the risk of default on the Company’s obligations and limits the Company’s ability to incur additional financing in the future.

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

The Company may invest in securities related to real estate which could adversely affect its ability to make distributions to stockholders.    The Company may purchase securities issued by entities which own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages are subject to several risks, including: borrowers may fail to make debt service payments or pay the principal when due; the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and interest rates payable on the mortgages may be lower than the Company’s cost for the funds used to acquire these mortgages. Owning these securities may not entitle the Company to control the ownership, operation and management of the underlying real estate. In addition, the Company may have no control over the distributions with respect to these securities, which could adversely affect its ability to make distributions to stockholders.

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

As of December 31, 2003, 28,209,213 shares of the Company’s common stock and 1,610,000 shares of the Company’s preferred stock, consisting solely of the Company’s Series E Preferred Stock, were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 4,154,313 shares issuable upon the exchange, at the Company’s option, of common units issued in connection with the formation of the Operating Partnership and in connection with property acquisitions; 504,941 shares issuable under the Company’s 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

ITEM 2.	PROPERTIES

General

As of December 31, 2003, the Company’s portfolio of stabilized operating properties was comprised of 82 Office Properties and 50 Industrial Properties which encompassed an aggregate of approximately 7.3 million and 4.9 million rentable square feet, respectively. The Properties include four properties that the Company developed and stabilized during 2003 encompassing an aggregate of approximately 399,100 rentable square feet and two properties that were redeveloped by the Company and stabilized in 2003 encompassing 156,400 rentable square feet. As of December 31, 2003, the Office Properties were approximately 87.6% leased to 282 tenants and the Industrial Properties were 94.5% leased to 73 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties recently developed by the Company that have not yet reached 95% occupancy and are within one year following substantial completion (“lease-up properties”) and development and redevelopment projects currently under construction or in pre-development. The Company had one office lease-up property at December 31, 2003, encompassing an aggregate of approximately 209,000 rentable square feet and two office redevelopment properties encompassing approximately 316,100 rentable square feet. All of the Company’s development, redevelopment projects and lease-up properties are located in Southern California.

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

The Company believes that all of its Properties are well maintained and do not require significant capital improvements. As of December 31, 2003, the Company managed all of its Properties through internal property managers.

The Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office and Industrial Properties owned as of December 31, 2003. The Company owns all of its interests in the Office and Industrial Properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center, Long Beach, and the three office buildings located at the SeaTac Office Center, all are held subject to leases for the land on which the properties are located which expire in 2084 and 2062 (assuming the exercise of the Company’s options to extend such leases), respectively.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/03(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
26541 Agoura Road
Calabasas, California	1	1988	90,878	38.4%	$858	$24.60
5151-5155 Camino Ruiz
Camarillo, California(4)	4	1982	265,372	85.1%	2,667	11.81
Kilroy Airport Center, El Segundo, California
2250 E. Imperial Highway	1	1983	293,261	96.8%	9,230	32.52
2260 E. Imperial Highway	1	1983	293,261	100.0%	7,499	25.57
2240 E. Imperial Highway	1	1983	119,780	100.0%	2,358	19.69
El Segundo, California
185 S. Douglas Street
El Segundo, California	1	1978	61,604	29.5%	342	18.81
525 N. Brand Blvd.
Glendale, California(5)	1	1990	46,043	100.0%	932	20.25
Kilroy Airport Center, Long Beach, California
3900 Kilroy Airport Way	1	1987	126,840	72.8%	2,116	22.93
3880 Kilroy Airport Way(6)	1	1987	98,243	100.0%	1,325	13.49
3760 Kilroy Airport Way	1	1989	165,278	76.2%	3,139	24.92
3780 Kilroy Airport Way	1	1989	219,743	80.7%	4,810	27.13
3750 Kilroy Airport Way(7)	1	1989	10,592	84.1%	100	11.19
3800 Kilroy Airport Way	1	2000	192,476	98.8%	5,501	28.93
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,535	25.99
Long Beach, California
Westside Media Center, Los Angeles, California
12312 W. Olympic Blvd(6)	1	1950/1998	78,000	100.0%	1,632	20.92
12200 W. Olympic Blvd.	1	2000	151,019	57.6%	2,883	33.16
12100 W. Olympic Blvd.	1	2000	151,000	48.3%	2,437	33.44
2100 Colorado Avenue
Santa Monica, California(6)	3	1992	94,844	100.0%	2,791	29.43
1633 26th Street
Santa Monica, California	1	1972/1997	44,915	100.0%	860	19.16
3130 Wilshire Blvd.
Santa Monica, California	1	1969/1998	88,338	90.9%	2,084	25.96
501 Santa Monica Blvd.
Santa Monica, California	1	1974	70,045	99.9%	2,180	31.18
2829 Townsgate Road
Thousand Oaks, California	1	1990	81,158	79.2%	1,753	27.28
Calabasas Park Centre, Calabasas, California
23975 Park Sorrento	1	2001	102,264	100.0%	3,110	30.41
24025 Park Sorrento	1	2000	100,592	100.0%	3,065	30.47
23925 Park Sorrento	1	2001	11,789	100.0%	418	35.45
999 N. Sepulveda Blvd.
El Segundo, California	1	1962/2003	133,339	4.6%	60	9.80

Subtotal/Weighted Average—
Los Angeles County	31		3,226,700	82.5%	67,685	25.41

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/03(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Orange County
La Palma Business Center
4175 E. La Palma Avenue
Anaheim, California	1	1985	43,263	45.8%	$399	$20.15
8101 Kaiser Blvd.
Anaheim, California	1	1988	60,177	90.2%	1,179	21.71
1700 E. Carnegie
Santa Ana, California(8)	1	2003	76,516	41.0%	421	13.56
601 Valencia Avenue,
Brea, California	1	1982	60,891	100.0%	792	13.00
111 Pacifica
Irvine, California	1	1991	67,530	94.4%	1,796	27.75
9451 Toledo Way
Irvine, California	1	1984	27,200	100.0%	446	16.39
2501 Pullman
Santa Ana, California(6)	1	1969/1988	51,750	100.0%	987	19.07

Subtotal/Weighted Average—
Orange County	7		387,327	80.0%	6,020	19.44

San Diego County
6215/6220 Greenwich Drive
San Diego, California(6)	2	1996	212,214	100.0%	3,165	14.91
6055 Lusk Avenue
San Diego, California(6)	1	1997	93,000	100.0%	1,155	12.42
6260 Sequence Drive
San Diego, California(6)	1	1997	130,000	100.0%	1,206	9.28
6290/6310 Sequence Drive
San Diego, California(6)	2	1997	152,415	100.0%	901	5.91
6340/6350 Sequence Drive
San Diego, California(6)	2	1998	199,000	100.0%	2,968	14.92
15378 Avenue of Science
San Diego, California(6)	1	1984	68,910	100.0%	923	13.39
Pacific Corporate Center
San Diego, California(9)	6	1995	332,542	100.0%	7,629	22.94
9455 Towne Center Drive
San Diego, California(6)	1	1998	45,195	100.0%	684	15.13
12225/12235 El Camino Real
San Diego, California(10)	2	1998	115,513	75.5%	1,748	20.05
4690 Executive Drive
San Diego, California(6)	1	1999	50,929	100.0%	966	18.97
12348 High Bluff Drive
San Diego, California(8)	1	1999	38,710	100.0%	1,040	26.87
9785/9791 Towne Center Drive
San Diego, California(6)	2	1999	126,000	100.0%	2,268	18.00
5005/5010 Wateridge Vista Drive
San Diego, California	2	1999	172,778	100.0%	3,436	19.89
Kilroy Centre Del Mar, San Diego, California
3579 Valley C entre Drive(8)	1	1999	52,375	100.0%	1,766	33.72
3611 Valley Centre Drive(8)	1	2000	129,680	60.2%	2,601	33.33
3661 Valley Centre Drive(8)	1	2001	129,752	100.0%	3,985	32.71
3721 Valley Centre Drive(8)	1	2002	114,780	79.9%	2,960	32.25
3811 Valley Centre Drive	1	2000	112,563	57.7%	2,157	33.21
15434/15445 Innovation Drive
San Diego, California(8)	2	2000	103,000	100.0%	2,815	27.34
10421 Pacific Center
San Diego, California(8)	1	2002	79,871	60.7%	2,918	60.17
10243 Genetic Center Drive
San Diego, California(6)	1	2001	102,875	100.0%	3,465	33.68
15051 Avenue of Science
San Diego, California(6)	1	2001	70,617	100.0%	2,018	28.58

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/03(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
15073 Avenue of Science
San Diego, California(6)	1	2001	46,759	100.0%	$1,040	$22.25
4939/4955 Directors Place
San Diego, California(6)	2	2002	136,908	100.0%	5,033	36.76
10390 Pacific Center Court San Diego, California(6)	1	2002	68,400	100.0%	2,731	39.93
Del Mar Corporate Center, San Diego, California
12340 El Camino Real(8)	1	2002	87,595	38.5%	1,099	32.55
12390 El Camino Real	1	2000	72,332	100.0%	3,014	41.67

Subtotal/Weighted Average— San Diego County	40		3,044,710	92.3%	65,691	23.39

Other
3750 University Avenue Riverside, California(8)	1	1982	125,020	95.0%	2,860	24.08
SeaTac Office Center
18000 Pacific Highway	1	1974	209,904	98.6%	3,821	18.46
17930 Pacific Highway(6)	1	1980/1997	211,139	100.0%	2,232	10.57
17900 Pacific Highway
Seattle, Washington	1	1980	111,387	78.7%	1,868	21.32

Subtotal/Weighted Average— Other	4		657,450	95.0%	10,781	17.26

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	82		7,316,187	87.6%	150,177	23.44

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue El Segundo, California	1	1954/2000	192,053	100.0%	2,151	11.20
2260 E. El Segundo Blvd. El Segundo, California(11)	1	1979/2000	113,820	00.0%	—	—
2265 E. El Segundo Blvd. El Segundo, California	1	1978	76,570	100.0%	564	7.36
2270 E. El Segundo Blvd. El Segundo, California	1	1975	6,362	100.0%	100	15.76

Subtotal/Weighted Average— Los Angeles County	4		388,805	70.7%	2,815	7.24

Orange County
3340 E. La Palma Avenue Anaheim, California	1	1966	153,320	100.0%	820	5.35
1000 E. Ball Road Anaheim, California	1	1956	100,000	100.0%	639	6.39
1230 S. Lewis Road Anaheim, California	1	1982	57,730	100.0%	320	5.55
4155 E. La Palma Avenue Anaheim, California	1	1985	74,618	100.0%	824	11.04
4123 E. La Palma Avenue Anaheim, California	1	1985	70,862	36.3%	309	12.00
5325 East Hunter Avenue Anaheim, California	1	1983	109,449	0.0%	—	—
3130-3150 Miraloma Anaheim, California(12)	1	1970	144,000	100.0%	711	4.94
3125 E. Coronado Street Anaheim, California	1	1970	144,000	100.0%	1,031	7.16
5115 E. La Palma Avenue Anaheim, California	1	1967/1998	286,139	100.0%	1,488	5.20
1250 N. Tustin Avenue Anaheim, California	1	1984	84,185	100.0%	760	9.03

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/03(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Anaheim Tech Center Anaheim, California	5	1999	593,992	100.0%	$3,558	$5.99
3250 East Carpenter Anaheim, California	1	1998	41,225	100.0%	260	6.31
Brea Industrial Complex Brea, California(13)	7	1981	276,278	100.0%	1,936	7.01
Brea Industrial—Lambert Road Brea, California(14)	2	1999	178,811	100.0%	1,280	7.16
1675 MacArthur Costa Mesa, California	1	1986	50,842	100.0%	620	12.20
25202 Towne Center Drive Foothill Ranch, California	1	1998	303,533	100.0%	2,595	8.55
12681/12691 Pala Drive Garden Grove, California(9)	1	1970	84,700	100.0%	594	7.02
Garden Grove Industrial Complex Garden Grove, California(15)	6	1971	275,971	100.0%	1,822	6.60
12752/12822 Monarch Street Garden Grove, California(8)	1	1970	277,037	100.0%	1,220	4.41
7421 Orangewood Avenue Garden Grove, California	1	1981	82,602	100.0%	630	7.63
12400 Industry Street Garden Grove, California	1	1972	64,200	100.0%	424	6.61
17150 Von Karman Irvine, California	1	1977	157,458	100.0%	1,705	10.83
9401 Toledo Way Irvine, California	1	1984	244,800	100.0%	2,434	9.94
2055 S.E. Main Street Irvine, California	1	1973	47,583	100.0%	393	8.27
2525 Pullman Santa Ana, California	1	2002	103,380	100.0%	527	5.10
1951 E. Carnegie Santa Ana, California	1	1981	100,000	100.0%	809	8.09
14831 Franklin Avenue Tustin, California	1	1978	36,256	100.0%	253	6.98
2911 Dow Avenue Tustin, California	1	1998	51,410	100.0%	280	5.45

Subtotal/Weighted Average— Orange County	44		4,194,381	96.3%	28,242	7.00

Other
5115 N. 27th Avenue Phoenix, Arizona(16)	1	1962	130,877	100.0%	789	6.03
3735 Imperial Highway Stockton, California	1	1996	164,540	100.0%	1,184	7.20

Subtotal/Weighted Average— Other	2		295,417	100.0%	1,973	6.68

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	50		4,878,603	94.5%	33,030	6.78

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	132		12,194,790	90.3%	$183,207	$16.63

(1)	Based on all leases at the respective properties in effect as of December 31, 2003.

(2)	Calculated as base rent for the year ended December 31, 2003, determined in accordance with GAAP, and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3)	Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2003.

(4)	The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985 and the leases are written on a triple net basis.

(5)	For this property, leases of 11,000 rentable square feet are written on a triple net basis.

(6)	For this property, the lease is written on a triple net basis.

(7)	For this property, leases of 7,000 rentable square feet are written on a modified gross basis and leases of 2,000 rentable square feet are written on a full service basis.

(8)	For this property, the leases are written on a modified gross basis.

(9)	The leases for this property are written on a modified net basis, with the tenants responsible for their pro rata share of common area expenses and real estate taxes.

(10)	For this property, leases of 26,000 rentable square feet are written on a modified gross basis and leases of 61,000 rentable square feet are written on a triple net basis.

(11)	This property was renovated into a data center in 2000.

(12)	For this property, a lease of 100,000 rentable square feet is written on a modified net basis and another 44,000 rentable square foot lease is written on a triple net basis.

(13)	The seven properties at the Brea Industrial Complex were built between 1981 and 1988. For these properties, leases of 210,000 rentable square feet are written on a triple net basis, 60,000 rentable square feet are on a modified gross basis, and 6,000 rentable square feet are written on a gross basis.

(14)	For this property, leases of 109,000 rentable square feet are written on a modified net basis, leases of 33,000 rentable square feet are written on a triple net basis, and leases of 37,000 rentable square feet are written on a modified gross basis.

(15)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985. For these properties, leases of 191,000 rentable square feet are written on a triple net basis, 45,000 rentable square feet are written on a modified gross basis, and 40,000 rentable square feet are written on a gross basis.

(16)	This industrial property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s lease-up and in-process office development and redevelopment projects as of December 31, 2003. See further discussion regarding the Company’s projected development and redevelopment trends under “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name/ Submarket	Completion Date	Estimated Stabilization Date (1)	Rentable Square Feet	Total Estimated Investment	Total Costs as of December 31, 2003	Percent Leased as of December 31, 2003
				(dollars in thousands)
Projects in Lease-Up:
12400 High Bluff Del Mar, CA	3rd Qtr 2003	3rd Qtr 2004	208,961	$61,615	$58,596	84%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

Redevelopment Projects

Project Name/ Submarket	Pre and Post Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date (1)	Rentable Square Feet	Existing Invest- ment (2)	Estimated Redevel- opment Costs	Total Estimated Investment	Total Costs as of December 31, 2003	Percent Leased as of December 31, 2003
					(dollars in thousands)
Projects Under Construction:
5717 Pacific Centre Blvd. Sorrento Mesa, CA	Office to Life Science	1st Qtr 2004	1st Qtr 2005	67,995	$8,790	$10,109	$18,897	$9,898	—
909 Sepulveda Blvd. El Segundo, CA	Office	2nd Qtr 2004	2nd Qtr 2005	248,148	37,799	26,553	64,344	45,172	—

Total Redevelopment Projects				316,143	$46,589	$36,662	$83,241	$55,070	—

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

(2)	Represents total capitalized costs at the commencement of redevelopment.

Tenant Information

The following table sets forth information as to the Company’s ten largest office and industrial tenants as of December 31, 2003, based upon annualized rental revenues at December 31, 2003.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
The Boeing Company (3)	$14,390	7.5%	August 1984	Various	(3)
AMN Healthcare	8,179	4.3	August 2003	July 2018
DirecTV, Inc.	6,708	3.5	November 1996	November 2008
Diversa Corporation	5,033	2.6	November 2000	Various	(4)
Epson America, Inc.	4,157	2.2	October 1999	Various	(5)
Fair Isaac & Company	3,985	2.1	August 2003	July 2010
Fish & Richardson	3,941	2.1	October 2003	October 2018
Newgen Results Corporation	3,465	1.8	April 2001	March 2016
Epicor Software Corporation	3,457	1.8	September 1999	August 2009
SCAN Health Plan	3,430	1.8	February 1996	June 2015

Total Office Properties	$56,745	29.7%

Industrial Properties:
Celestica California, Inc.	$2,506	1.3%	May 1998	May 2008
Qwest Communications Corporation	2,434	1.3	November 2000	October 2015
Mattel, Inc.	2,151	1.1	May 1990	October 2005
Packard Hughes Interconnect	1,705	0.9	January 1996	January 2006
NBTY Manufacturing, LLC	1,488	0.8	August 1998	July 2008
United Plastics Group, Inc.	1,223	0.6	September 1997	Various	(6)
Kraft Foods, Inc.	1,185	0.6	February 1996	February 2006
Targus, Inc.	1,051	0.6	December 1998	March 2009
Extron Electronics, Inc.	960	0.5	February 1995	Various	(7)
Ricoh Electronics	809	0.4	February 1998	February 2008

Total Industrial Properties	$15,512	8.1%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor.

(3)	The Boeing Satellite Systems, Inc. leases of 65,447, 293,261, 113,242, 101,564 and 7,791 net rentable square feet expire October 2005, July 2004, March 2009, January 2006 and November 2004, respectively. The Boeing Commercial Airplane Group lease of 211,139 net rentable square feet at SeaTac Office Center expires in December 2007. The Boeing Capital Corporation and Boeing Realty Corporation leases at Kilroy Airport Center, Long Beach of 43,636 and 10,725 net rentable square feet expire in September 2005 and August 2005, respectively. See additional discussion on The Boeing Company under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(4)	The Diversa Corporation leases of 76,246 and 60,662 net rentable square feet expire in November 2015 and March 2017, respectively.

(5)	The Epson America, Inc. leases of 136,026 and 26,826 net rentable square feet expire in October 2009.

(6)	The United Plastics Group, Inc. leases of 144,000 and 44,000 rentable square feet expire in December 2006 and January 2005, respectively.

(7)	The Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire in April 2005 and February 2005, respectively.

At December 31, 2003, the Company’s tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rent: services, 41.0%; manufacturing, 28.2%; finance, insurance and real estate, 15.0%; transportation, communications and public utilities, 8.3%; wholesale trade, 3.9%; government, 1.3%; retail trade, 1.2%; construction, 0.9%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of the Company’s tenants whose annual base rental revenues were less than 1.0% of the Company’s total annual base revenue at December 31, 2003:

A & J Manufacturing Co.	Kaiser Foundation Health Plan	Snap-On Tools Company
Anheuser Busch Properties	Kraft Foods, Inc.	Southland Office Interiors
Blue Cross of California	Mercury Technology Group, Inc.	StarMed Staffing Group
Bullet Distribution, Inc.	Merrill Lynch & Co.	Twentieth Century Fox Film
Chagal Communications, Inc.	Motivation Realty Corp.	Wells Fargo Bank
Clifford Chance	New Mode Sports Wear	Wells Fargo Home Mortgage, Inc.
Det Norske Veritas	Pickford Real Estate, Inc.	Winstar Wireless, Inc.
Eva Airways	Plastic Industries Company, Inc.
Fandango, Inc.	Pleasant Holidays, LLC

Lease Expirations

The following table sets forth a summary of the Company’s lease expirations for the Office and Industrial Properties for each of the ten years beginning with 2004, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of the Company’s lease expirations under “Item 1: Business—Business Risks.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases(Sq. Ft.)		Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (000’s)(3)	Average Annual Rent Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2004	55	593,911		9.4	$14,168	$23.86
2005	58	627,208		9.9	13,077	20.85
2006	57	718,868		11.4	16,642	23.15
2007	50	854,809		13.5	15,275	17.87
2008	44	1,029,074		16.2	22,701	22.06
2009	19	788,525		12.5	17,163	21.77
2010	12	319,233		5.0	8,818	27.62
2011	9	309,468		4.9	4,652	15.03
2012	3	161,172		2.5	5,001	31.03
2013 and beyond	16	931,214		14.7	28,894	31.03

	323	6,333,482		100.0%	$146,391	$23.11

Industrial Properties:
2004	17	524,504		11.4	3,752	7.15
2005	15	697,060		15.1	5,287	7.58
2006	11	502,353		10.9	3,997	7.96
2007	10	502,391		10.9	3,453	6.87
2008	9	1,021,388		22.2	6,911	6.77
2009	8	609,356		13.2	3,776	6.20
2010	2	39,130		0.8	340	8.69
2011	4	386,606		8.4	2,684	6.94
2012	—	—		—	—	—
2013 and beyond	2	327,402		7.1	3,101	9.47

	78	4,610,190		100.0%	$33,301	$7.22

Total Portfolio	401	10,943,672	(4)	100.0%	$179,692	$16.42

(1)	Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Based on total leased square footage for the respective portfolios as of December 31, 2003.

(3)	Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before January 1, 2004.

(4)	Excludes space leased under month-to-month leases and vacant space at December 31, 2003.

Secured Debt

At December 31, 2003, the Operating Partnership had 15 secured mortgage and construction loans outstanding, representing aggregate indebtedness of approximately $526 million, which were secured by certain of the Properties and development projects (the “Secured Obligations”). See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 10 to the Company’s consolidated financial statements included with this report. Management believes that, as of December 31, 2003, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, in March 2003, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the Superior Court of the State of California against the Company seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. EToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. Management strongly disagrees with the points outlined in the suit and is vigorously defending itself against the claim. However, if eToys were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other than routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any other legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2003 and 2002 as reported on the NYSE. On December 31, 2003, there were approximately 217 registered holders of the Company’s common stock.

2003	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$23.76	$20.74	$22.10	$0.4950
Second quarter	28.19	22.70	27.50	0.4950
Third quarter	29.38	27.14	28.55	0.4950
Fourth quarter	33.55	27.83	32.75	0.4950

2002	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$28.30	$25.01	$28.21	$0.4950
Second quarter	29.64	26.30	26.75	0.4950
Third quarter	26.65	22.05	23.71	0.4950
Fourth quarter	23.64	20.25	23.05	0.4950

The Company pays distributions to common stockholders quarterly each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on the Company’s FFO (as defined on page 30), financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant.

During 2003, the Company issued 82,439 shares of common stock in redemption of 82,439 common limited partnership units of the Operating Partnership by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the partnership units share in distributions with the common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data:(1)
Rental income	183,339	$180,024	$175,136	$154,583	$134,563
Tenant reimbursements	20,433	21,475	20,646	18,018	15,306
Other property income	24,014	2,672	6,570	1,625	2,026

Total revenues	227,786	204,171	202,352	174,226	151,895

Property expenses	33,855	30,133	28,453	21,648	19,079
Real estate taxes	15,797	15,164	14,588	13,677	11,479
Provision for bad debts	1,583	6,815	3,755	1,799	2,185
Ground leases	1,296	1,354	1,507	1,643	1,397
General and administrative expenses	19,140	12,557	11,692	10,535	8,686
Interest expense	33,385	35,380	41,024	38,205	26,149
Depreciation and amortization	56,237	58,797	50,429	39,708	32,459

Total expenses	161,293	160,200	151,448	127,215	101,434

Interest income	196	513	1,030	1,878	1,175
Interest income from related party				2,724
Equity in earnings from unconsolidated real estate				191

Total other income	196	513	1,030	4,793	1,175

Income from continuing operations before net gain on dispositions and minority interests	66,689	44,484	51,934	51,804	51,636
Net gain on dispositions of operating properties		896	4,714	11,256	46

Income from continuing operations before minority interests	66,689	45,380	56,648	63,060	51,682

Minority interests:
Distributions on Cumulative Redeemable Preferred units	(13,163)	(13,500)	(13,500)	(13,500)	(9,560)
Original issuance costs of redeemed preferred units	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(6,908)	(4,392)	(3,991)	(6,135)	(5,858)
Recognition of previously reserved Development LLC preferred return		3,908
Minority interest in earnings of Development LLCs		(1,024)	(3,701)	(421)	(199)

Total minority interests	(21,016)	(15,008)	(21,192)	(20,056)	(15,617)

Income from continuing operations	45,673	30,372	35,456	43,004	36,065

Discontinued operations:
Revenues from discontinued operations	1,937	9,713	10,533	9,984	8,857
Expenses from discontinued operations	(1,036)	(4,906)	(5,655)	(5,594)	(4,405)
Net gain on dispositions of discontinued operations	3,642	6,570
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(604)	(1,437)	(511)	(548)	(622)

Total income from discontinued operations	3,939	9,940	4,367	3,842	3,830

Net income before cumulative effect of change in accounting principle	49,612	40,312	39,823	46,846	39,895
Cumulative effect of change in accounting principle			(1,392)

Net income	49,612	40,312	38,431	46,846	39,895
Preferred dividends	(349)

Net income available for common shareholders	$49,263	$40,312	$38,431	$46,846	$39,895

Share Data:
Weighted average shares outstanding—basic	27,527	27,450	27,167	26,599	27,701

Weighted average shares outstanding—diluted	27,738	27,722	27,373	26,755	27,727

Income from continuing operations per common share—basic	$1.66	$1.11	$1.30	$1.62	$1.30

Income from continuing operations per common share—diluted	$1.65	$1.10	$1.30	$1.61	$1.30

Net income per common share—basic	$1.79	$1.47	$1.41	$1.76	$1.44

Net income per common share—diluted	$1.78	$1.45	$1.40	$1.75	$1.44

Dividends declared per common share	$1.98	$1.98	$1.92	$1.80	$1.68

	Kilroy Realty Corporation Consolidated
	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Investment in real estate, before accumulated depreciation and amortization	$1,726,286	$1,686,218	$1,600,994	$1,496,477	$1,410,238
Total assets	1,512,635	1,506,602	1,457,229	1,455,368	1,320,501
Total debt	761,048	762,037	714,587	723,688	553,516
Total liabilities	838,226	845,934	799,055	787,209	613,519
Total minority interests	184,539	220,697	217,546	226,734	234,053
Total stockholders’ equity	489,870	439,971	440,628	441,425	472,929

Other Data:
Funds From Operations(2)	$108,881	$97,940	$91,558	$83,471	$80,631

Cash flows from:
Operating activities	95,946	100,262	111,523	74,009	84,635
Investing activities	(50,839)	(68,439)	(78,847)	(117,731)	(192,795)
Financing activities	(50,992)	(32,533)	(33,789)	35,206	127,833

Office Properties:
Rentable square footage	7,316,187	7,447,605	7,225,448	6,624,423	6,147,985
Occupancy	87.6%	91.1%	93.9%	96.2%	96.4%

Industrial Properties:
Rentable square footage	4,878,603	4,880,963	5,085,945	5,807,555	6,477,132
Occupancy	94.5%	97.7%	98.5%	97.8%	96.9%

(1)	Certain line items within the Statements of Operations Data do not equal the amounts reported on the Company’s annual reports filed in previous years on Form 10-K. The variance is a result of the reclassification of the net income and net gain on the disposition of operating properties sold subsequent to December 31, 2001 to discontinued operations in accordance with SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (see Note 22 in the Company’s consolidated financial statements). In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2)	Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, the Company’s FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about the Company’s financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of the Company’s operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company’s properties, which are significant economic costs and could materially impact the Company’s results of operations.

Non-cash adjustments to arrive at FFO were as follows: in all periods, depreciation and amortization and net gain (loss) from dispositions of operating properties; in all periods except 2003 and 2002, non-cash amortization of restricted stock grants; and in 2001, cumulative effect of change in accounting principle. For additional information, see “Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of the Company’s GAAP net income available to common stockholders to FFO for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in “Item 1—Business” and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.2% and 86.6% general partnership interest in the Operating Partnership as of December 31, 2003 and 2002, respectively.

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

The Company had not recorded any such impairment losses at December 31, 2003, 2002 and 2001. However the Company’s estimate of future cash flows are subject to revision as management’s assessment of market conditions changes. If the Company determines it is necessary to recognize a material impairment loss the Company’s financial position, and results of operations may be adversely affected.

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

Management’s estimate for the required allowances is reevaluated quarterly as economic and market conditions and the creditworthiness of the Company’s tenants change. During the fourth quarter of 2003, the Company’s accounts receivable aging and collection of outstanding tenant receivables improved, and as a result, the Company did not increase its provision for bad debts. This is the first quarter in approximately three years that the Company did not record a provision for bad debts, and management cannot yet determine if this will be a trend in 2004. For the years ended December 31, 2003, 2002 and 2001 the Company recorded a provision for bad debts and unbilled deferred rents of approximately 0.8%, 3.4%, and 1.9% of recurring revenue. Of the provision of 3.4% recorded for the year ended December 31, 2002, approximately 1.8% related specifically to reserves recorded for receivables from Peregrine Systems, Inc. (“Peregrine”) the Company’s second largest tenant at December 31, 2002. The Company’s reserve levels will fluctuate based on the economy and/or if the Company experiences an increased or decreased incidence of bad debts. If the Company experiences increased levels of bad debt expense or if the Company experiences write-offs in excess of its allowances, the Company’s financial position, revenues and results of operations would be adversely affected.

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

Rental rates.    The Company’s average rental rate increase was 7.0% on a GAAP basis and 4.3% on a cash basis for leases executed during the year ended December 31, 2003. The change in rents on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the stated rent for the expiring lease for the same space, whereas change in rents on a GAAP basis compares the average rents over the term of the lease for each lease. For the leases scheduled to expire in 2004, management believes the rental rates on average are approximately 10% to 15% above current average quoted market rates, primarily related to one lease. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rate, although individual Properties within any particular submarket presently may be leased above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates.

Scheduled lease expirations.    In addition to the 1,177,952 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 10.1% and 12.1% of the square footage of the Company’s stabilized portfolio are scheduled to expire during 2004 and in 2005, respectively. The leases scheduled to expire in 2004 and the leases scheduled to expire in 2005 represent approximately 1.2 million square feet of office space, or 15.2% of the Company’s total annualized base rent, and 1.2 million square feet of industrial space, or 5.0% of the Company’s total annualized base rent, respectively. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    There have been modest signs of improvement in market conditions in the Los Angeles County submarket in the third and fourth quarters of 2003 based on reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. At December 31, 2003, the Company’s Los Angeles stabilized office portfolio was 82.5% occupied with approximately 563,200 rentable square feet available for lease. Further, leases representing an aggregate of approximately 485,500 and 199,500 rentable square feet are scheduled to expire during 2004 and 2005, respectively, in this submarket as of December 31, 2003.

The Los Angeles stabilized portfolio includes two office development projects, encompassing approximately 284,300 rentable square feet, that were previously in the lease-up phase and added to the stabilized portfolio during 2003, since one year had passed following substantial completion. One of the projects is located in West Los Angeles. This project encompasses approximately 151,000 rentable square feet and was 48% occupied as of December 31, 2003. As of December 31, 2003, the Company had executed leases or letters of intent for 61% of the rentable square feet at this project. While leasing activity in the West Los Angeles submarket continues to be irregular, management has seen increased interest at the Company’s projects and continues to make progress leasing the buildings. Overall the Company’s West Los Angeles stabilized office properties were 78% occupied as of December 31, 2003, with approximately 150,300 rentable square feet available for lease.

The other Los Angeles County office project is located in El Segundo. This project encompasses approximately 133,300 rentable square feet and was approximately 5% occupied as of December 31, 2003. As of December 31, 2003, the Company had executed leases or letters of intent for 31% of the rentable square feet at this project. The El Segundo submarket remains the Company’s most significant leasing challenge, although management has recently seen modest signs of improvement. In February 2004, the Company executed a seven-year lease for approximately 29,000 rentable square feet at this development project, commencing in the second quarter of 2004. Overall the Company’s stabilized El Segundo office properties were 84% occupied as of December 31, 2003, with approximately 136,700 rentable square feet available for lease. In addition, in 2003, the Company began the redevelopment of an office building in El Segundo, encompassing approximately 248,100 rentable square feet which was not pre-leased as of December 31, 2003. The building is located in the same complex as one of the stabilized development projects discussed above. The Company expects to complete the redevelopment of this building in the second quarter of 2004. In addition, of the 485,500 rentable square feet scheduled to expire in 2004 in the Los Angeles submarket, one lease encompassing approximately 293,300 rentable square feet is located in El Segundo.

San Diego County submarket information.    As of December 31, 2003, the Company’s San Diego office portfolio was 92.3% occupied with approximately 235,800 rentable square feet available for lease. At December 31, 2003, the Company had one office development project in lease-up encompassing an aggregate of approximately 209,000 rentable square feet. This project was 84.1% leased at December 31, 2003. As of December 31, 2003, leases representing an aggregate of approximately 50,900 and 277,200 rentable square feet were scheduled to expire during 2004 and 2005, respectively, in this submarket. In addition, in 2003, the Company began the redevelopment of one office building in the San Diego region, which was not pre-leased as of December 31, 2003. The Company completed this project, which encompasses approximately 68,000 rentable square feet, in January 2004.

Orange County submarket information.    As of December 31, 2003, the Company’s Orange County properties were 94.9% occupied with approximately 232,200 rentable square feet available for lease. As of December 31, 2003, leases representing an aggregate of approximately 478,400 and 556,100 rentable square feet were scheduled to expire during 2004 and 2005, respectively, in this submarket.

Sublease space.    Of the Company’s leased space at December 31, 2003, approximately 760,200 rentable square feet, or 6.2% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 5.1% was vacant space and the remaining 1.1% was occupied. Of the approximately 760,200 rentable square feet available for sublease, approximately 69,000 rentable square feet represents leases scheduled to expire in 2004 and 2005. As of December 31, 2002, approximately 1,090,600 rentable square feet, or 8.8% of the square footage in the Company’s stabilized portfolio was available for sublease, of which 4.7% was vacant and 4.1% was occupied. Of the total 6.2% of rentable square feet available for sublease at December 31, 2003, approximately 4.5% is located in Orange County, of which 3.9% represents space available in two Orange County industrial buildings, and approximately 1.2% is in San Diego County.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of December 31, 2003, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 847,000 rentable square feet of office space under eight separate leases, representing approximately 7.5% of the Company’s total annual base rental revenues. One of the leases for a building located in El Segundo, encompassing approximately 293,300 rentable square feet, is scheduled to expire in July 2004. The Boeing Company has also informed the Company that it intends to exercise its option to early terminate another lease in El Segundo, California encompassing approximately 7,800 rentable square feet in November 2004. The other six leases are scheduled to expire at various dates between August 2005 and March 2009. The Boeing Company previously had another lease, at 909 N. Sepulveda Boulevard in El Segundo, California, encompassing approximately 248,150 rentable square feet that expired on February 28, 2003. The Boeing Company vacated this building upon lease expiration. This building was subsequently moved to the Company’s redevelopment portfolio.

Peregrine Systems, Inc.    As previously reported, Peregrine, the Company’s second largest tenant at December 31, 2002, filed for bankruptcy in September 2002. Peregrine had leased four office buildings in a five-building complex totaling approximately 424,400 rentable square feet under four separate leases. Peregrine was also committed to lease the fifth building, encompassing approximately 114,800 rentable square feet, which was completed in the third quarter of 2002. Peregrine surrendered this fifth building back to the Company in June 2002. In July 2003, the bankruptcy court approved Peregrine’s plan of reorganization. Under terms of the plan of reorganization and in accordance with a settlement agreement previously approved by the bankruptcy court, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and is scheduled to receive four additional payments of approximately $750,000, each to be paid annually over the next four years.

As part of the bankruptcy court’s approval of Peregrine’s reorganization plan, the court approved Peregrine’s rejection of three of its leases with the Company. The bankruptcy court also approved Peregrine’s continuation, in part, of the fourth lease. Under the revised terms of this lease, Peregrine continues to lease approximately 104,500 square feet of this 129,680 square foot building. Including the 104,500 rentable square feet leased to Peregrine, occupancy in this complex was 82.3% as of the date of this report, and the Company has executed leases for 99% of the space in this complex which encompasses an aggregate of approximately 539,200 rentable square feet.

Brobeck, Phleger & Harrison, LLP.    Brobeck, Phleger & Harrison, LLP (“Brobeck”) dissolved in February 2003 and as a result the Company terminated the two leases Brobeck had with the Company encompassing 161,500 aggregate rentable square feet. The Company is currently pursuing legal action against Brobeck. As of the date of this report, the Company has executed leases for 66% of the space in these buildings.

Although the Company has been able to mitigate the impact of tenant defaults on its financial condition, revenues and results of operations, the Company’s financial condition, results of operations and cash flows would be adversely affected if any of the Company’s other significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or if any of them become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Development and redevelopment programs.    Management believes that a portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. However, during 2003 and 2002, the Company scaled back its development activity as result of the economic environment and its impact on the Company’s ability to lease projects within budgeted timeframes. As a result, the Company will most likely not be able to sustain historical levels of growth from development in the near future.

As of December 31, 2003, the Company had one office development property in lease-up encompassing an aggregate of approximately 209,000 rentable square feet which was 84% leased and is expected to stabilize in the third quarter of 2004. The Company did not have any development projects under construction at December 31, 2003. See additional information regarding the Company’s development portfolio under the caption “Development and Redevelopment” in this report. At December 31, 2003, the Company owned approximately 58.1 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s in-process redevelopment portfolio included two office projects, encompassing approximately 316,100 rentable square feet, which are expected to stabilize in the first and second quarters of 2005 and were not pre-leased as of December 31, 2003. This redevelopment portfolio included one life science conversion project in North San Diego County and another project in which the Company is performing extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002 and approximately 11% during 2003. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues because approximately 66% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 34% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

In addition, the California State legislature is currently evaluating split tax roll legislation, which if enacted, would have a material effect on the Company’s operating results. If the current initiative is passed, the tax rate on commercial property in California would be increased by 55%, which would result in significant increases in real estate taxes for the Company’s properties located in California.

Incentive Compensation.    The Company has long-term incentive compensation programs that provide for cash and stock compensation to be earned by the Company’s executive officers if the Company attains certain performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. As a result, accrued incentive compensation in future periods is affected by the closing price per share of the Company’s common stock at the end of each quarter. Potential future increases in the price per share of the Company’s common stock and the resultant cumulative annualized shareholder return calculations will cause an increase to general and administrative expenses and a corresponding decrease to net income available to common shareholders. Management cannot predict the amounts that will be ultimately recorded in future periods related to these plans since they are significantly influenced by the Company’s stock price and market conditions.

Results of Operations

As of December 31, 2003, the Company’s stabilized portfolio was comprised of 82 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.3 million rentable square feet, and 50 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.9 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of December 31, 2003, the Office and Industrial Properties represented 81.7% and 18.3%, respectively, of the Company’s annualized base rent. For the year ended December 31, 2003, average occupancy in the Company’s stabilized portfolio was 91.2%. As of December 31, 2003, the Company had approximately 1,177,458 square feet of space in its stabilized portfolio available for lease.

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from December 31, 2002 to December 31, 2003. Rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 0.1 million rentable square feet, or 1.1%, to 12.2 million rentable square feet at December 31, 2003, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2002	87	7,447,605	50	4,880,963	137	12,328,568
Properties added from the Development and Redevelopment Portfolio	4	475,637			4	475,637
Properties transferred to the Redevelopment Portfolio	(2)	(322,360)			(2)	(322,360)
Dispositions(1)	(7)	(291,408)			(7)	(291,408)
Remeasurement		6,713		(2,360)		4,353

Total at December 31, 2003	82	7,316,187	50	4,878,603	132	12,194,790

(1)	The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the year ended December 31, 2003 and 2002 does not include operating results for properties disposed of subsequent to December 31, 2001.

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in note 21 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common shareholders for the years ended December 31, 2003 and 2002.

	Year Ended December 31,		Dollar Change	Percentage Change
	2003	2002
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$143,112	$118,929	$24,183	20.3%
Industrial Properties	32,143	31,776	367	0.1

Total portfolio	175,255	150,705	24,550	16.3

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	175,255	150,705	24,550	16.3
Other expenses:
General and administrative expenses	19,140	12,557	6,583	52.4
Interest expense	33,385	35,380	(1,995)	(5.6)
Depreciation and amortization	56,237	58,797	(2,560)	(4.4)
Other income	196	513	317	(61.8)

Income from continuing operations before net gain on dispositions and minority interests	66,689	44,484	22,205	49.9
Net gain on disposition of operating properties(1)	—	896	(896)	(100.0)

Income from continuing operations before minority interest	66,689	45,380	21,309	47.0%
Minority interests	(21,016)	(15,008)	(6,008)	40.0
Income from discontinued operations	3,939	9,940	(6,001)	(60.4)

Net income	49,612	40,312	9,300	(23.1)
Preferred dividends	(349)		(349)	100.0

Net Income available to common shareholders	$49,263	$40,312	$8,951	22.2%

(1)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain litigation associated was resolved in the second quarter of 2002.

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations, for the Office Properties and for the Industrial Properties for the years ended December 31, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$149,249	$145,113	$4,136	2.9%	$127,893	$130,417	$(2,524)	(1.9)%
Tenant reimbursements	16,580	17,671	(1,091)	(6.2)	15,002	14,914	88	0.6
Other property income	23,866	2,583	21,283	824.0	19,597	2,477	17,120	691.2

Total	189,695	165,367	24,328	14.7	162,492	147,808	14,684	9.9

Property and related expenses:
Property expenses	31,107	27,148	3,959	14.6	28,649	24,632	4,017	16.3
Real estate taxes	12,873	12,143	730	6.0	10,962	10,890	72	0.1
Provision for bad debts	1,307	5,793	(4,486)	(77.4)	201	5,533	(5,332)	(96.4)
Ground leases	1,296	1,354	(58)	(4.3)	1,282	1,334	(52)	(3.9)

Total	46,583	46,438	145	0.3	41,094	42,389	(1,295)	(3.1)

Net operating income, as defined	$143,112	$118,929	$24,183	20.3%	$121,398	$105,419	$15,978	15.2%

(1)	Stabilized office properties owned at January 1, 2002 and still owned at December 31, 2003.

Total revenues from Office Properties increased $24.3 million, or 14.7% to $189.7 million for the year ended December 31, 2003 compared to $165.4 million for the year ended December 31, 2002. Rental income from Office Properties increased $4.1 million, or 2.9% to $149.2 million for the year ended December 31, 2003 compared to $145.1 million for the year ended December 31, 2002. This increase was primarily attributable to an increase of $10.9 million in rental income generated by the office properties developed and redeveloped by the Company in 2003 and 2002 (the “Office Development Properties”), offset by a decrease of $2.5 million, or 1.9% related to the Core Office Portfolio, and a decrease of $4.3 million in rental income attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2003 (“Office Redevelopment Properties”). The decrease in the Core Office Portfolio was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio declined 1.3% to 89.4% for the year ended December 31, 2003 as compared to 90.7% for the year ended December 31, 2002.

Tenant reimbursements from Office Properties decreased $1.1 million, or 6.2% to $16.6 million for the year ended December 31, 2003 compared to $17.7 million for the year ended December 31, 2002. A decrease of $1.4 million attributable to the Office Redevelopment Properties was partially offset by a increase of $0.2 million attributable to the Office Development Properties and an increase of $0.1 million, or 0.6% in tenant reimbursements generated by the Core Office Portfolio. Other property income from Office Properties increased $21.3 million or 824.0% to $23.9 million for the year ended December 31, 2003 compared to $2.6 million for the year ended December 31, 2002. Other property income for the year ended December 31, 2003, included an $18.0 million lease termination fee related to a settlement with Peregrine Systems, Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million in 2003 and is scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at December 31,

2003 through the provision for bad debts. After the impact of the reserve, the Company recognized a net lease termination fee of $15.4 million. Also during the year ended December 31, 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of leases at a building in San Diego. The remaining amounts in other property income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses for Office Properties increased $0.2 million, or 0.3% to $46.6 million for the year ended December 31, 2003 compared to $46.4 million for the year ended December 31, 2002. Property expenses from Office Properties increased $4.0 million, or 14.6% to $31.1 million for the year ended December 31, 2003 compared to $27.1 million for the year ended December 31, 2002. This increase was primarily attributable to higher repairs and maintenance in the Core Office Portfolio, which was due to non-recurring expenditures at one complex of buildings. Real estate taxes increased $0.7 million, or 6.0% to $12.8 million for the year ended December 31, 2003 as compared to $12.1 million for the year ended December 31, 2002. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 0.1% for the year ended December 31, 2003 compared to the same period in 2002. Of the remaining increase of $0.6 million in real estate taxes, an increase of $1.2 million attributable to the Office Development Properties was partially offset by a decrease of $0.6 million attributable to the Office Redevelopment Properties. The provision for bad debts decreased $4.5 million, or 77.4% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease was primarily due to a change in the provision related to the Company’s leases with Peregrine. For the year ended December 31, 2003, the Company recorded a provision of approximately $2.6 million related to the future settlement payments to be received from Peregrine, and reversed a provision for bad debts and unbilled deferred rents receivable of approximately $3.1 million related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. During 2002, the Company recorded a provision for bad debts and unbilled deferred rents receivable of approximately $3.8 million specifically related to receivables from Peregrine. The remaining decrease is due to an improvement in the Company’s accounts receivable aging and collections of outstanding tenant receivables during 2003. Management cannot yet determine if this is a trend. The Company evaluates its reserve for unbilled deferred rent on a quarterly basis. Ground lease expense remained consistent for the year ended December 31, 2003 compared to the same period in 2002.

Net Operating Income, as defined, from Office Properties increased $24.1 million, or 20.3% to $143.1 million for the year ended December 31, 2003 compared to $118.9 million for the year ended December 31, 2002. An increase of $16.0 million was attributable to the Core Office Portfolio which was primarily due to the Peregrine lease termination fee. The remaining increase of $7.1 million was primarily attributable to the Office Development Properties that were added to the Stabilized Portfolio.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$34,090	$34,911	$(821)	(2.4)%	$33,458	$34,616	$(1,158)	(3.3)%
Tenant reimbursements	3,853	3,804	49	1.3	3,822	3,774	48	1.3
Other property income	148	89	59	66.3	149	89	60	67.4

Total	38,091	38,804	(713)	(1.8)	37,429	38,479	(1,050)	(2.7)

Property and related expenses:
Property expenses	2,748	2,985	(237)	(7.9)	2,724	2,985	(261)	(8.7)
Real estate taxes	2,924	3,021	(97)	(3.2)	2,844	2,985	(141)	(4.7)
Provision for bad debts	276	1,022	(746)	(73.0)	253	1,019	(766)	(75.2)

Total	5,948	7,028	(1,080)	(15.4)	5,821	6,989	(1,168)	(16.7)

Net operating income, as defined	$32,143	$31,776	$367	1.2%	$31,608	$31,490	$118	(0.4)%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at December 31, 2003.

Total revenues from Industrial Properties decreased $0.7 million, or 1.8% to $38.1 million for the year ended December 31, 2003 compared to $38.8 million for the year ended December 31, 2002. Rental income from Industrial Properties decreased $0.8 million, or 2.4% to $34.1 million for the year ended December 31, 2003 compared to $34.9 million for the year ended December 31, 2002. Rental income generated by the Core Industrial Portfolio decreased $1.2 million, or 3.3% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy decreased 1.3% to 96.2% for the year ended December 31, 2003 compared to 97.5% for the year ended December 31, 2002. The net decrease in rental income from the Core Industrial Portfolio was partially offset by an increase of 0.4 million from the one property acquired during 2002 (“Industrial Acquisition”).

Tenant reimbursements from Industrial Properties remained consistent for the year ended December 31, 2003 compared to the year ended December 31, 2002. Other property income from Industrial Properties increased $0.1 million for the year ended December 31, 2003 which was attributable to lease terminations fees in the Core Industrial Portfolio. Other income for both periods is primarily comprised of miscellaneous lease termination fees and tenant late charges.

Total expenses from Industrial Properties decreased $1.1 million, or 15.4% to $5.9 million for the year ended December 31, 2003 compared to $7.0 million for the year ended December 31, 2002. Property expenses from Industrial Properties decreased $0.2 million, or 7.9% for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily attributable to lower repairs and maintenance costs in the Core Industrial Portfolio for the year ended December 31, 2003 compared to the same period in 2002. Real estate taxes decreased $0.1 million or 3.2% for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was attributable to the refunds received for real estate taxes successfully appealed by the Company in 2003 at buildings in the Core Industrial Portfolio. The provision for bad debts decreased $0.7 million, or 73.0% for the year ended December 31, 2003 compared to the same period in 2002. During the year ended December 31, 2003, the Company decreased its reserve for bad debts and unbilled deferred rent specifically related to the Company’s watchlist tenants due to improvement in the collection of tenant receivables. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties increased $0.3 million, or 1.2% for the year ended December 31, 2003 compared to the year ended December 31, 2002. Net operating income for the Core Industrial Portfolio increased $0.1 million, or 0.4% for the year ended December 31, 2003 compared to the same period in 2002 and an increase of $0.2 million was generated by the Industrial Acquisition.

Non-Property Related Income and Expenses

Interest income decreased $0.3 million, or 61.8% to $0.2 million for the year ended December 31, 2003 compared to $0.5 million for the year ended December 31, 2002. This decrease was primarily attributable to a general decrease in interest rates.

General and administrative expenses increased $6.5 million, or 52.4% to $19.1 million for the year ended December 31, 2003 compared to $12.6 million for the year ended December 31, 2002. This increase was primarily due to an increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executives for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns. (See note 16 to the Company’s consolidated financial statements for further discussion about the program.) The plan is accounted for using variable plan accounting which requires the Company to record the cumulative charge to the income statement based on the closing share price for the period. The quoted share price of the Company’s common stock reached its highest quarter-end closing price at December 31, 2003. For fiscal year 2003 the Company achieved a 52.6% total annual common stockholder return (annual appreciation of the quoted common share price plus dividends paid during the year), the highest since its initial public offering in 1997. The total compensation expense related to this award will be recorded over the three-year performance period and will be paid out if the specified performance measures are attained at the end of this period in December 2005. Management cannot predict the amounts that will be recorded in future periods related to this plan as it is based on the Company’s closing stock prices and related cumulative shareholder return calculations at the end of each period.

The increase in general and administrative expenses was also due to higher legal, reporting and public company costs incurred in connection with compliance with new requirements imposed by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange. The increases in general and administrative expenses were partially offset by the reversal of a $0.5 million reserve in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be lease to Peregrine. This building was surrendered to the Company in June 2002.

Net interest expense decreased $2.0 million, or 5.6% to $33.4 million for the year ended December 31, 2003 compared to $35.4 million for the year ended December 31, 2002. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, decreased $4.2 million, or 8.6% to $45.2 million for the year ended December 31, 2003 from $49.4 million for the year ended December 31, 2002, due to an overall decrease in the Company’s weighted average annual borrowing rates. Throughout 2002, the Company’s weighted average interest rate decreased from 6.8% at December 31, 2001 to 5.3% at December 31, 2002. In contrast, the Company’s weighted average interest rate remained relatively consistent throughout 2003. The Company’s weighted average interest rate was 5.3% at both January 1, 2003 and December 31, 2003. Total capitalized interest and loan fees decreased $2.2 million, or 15.9% to $11.8 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002, primarily due to lower average balances eligible for capitalization during the year ended December 31, 2003 as compared to December 31, 2002.

Depreciation and amortization decreased $2.6 million, or 4.3% to $56.2 million for the year ended December 31, 2003 compared to $58.8 million for the year ended December 31, 2002. During the year ended December 31, 2002 the Company recorded accelerated depreciation and amortization charges of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine. The Company did not record a similar charge in 2003. This decrease was partially offset by an increase attributable to the development properties completed and stabilized since December 31, 2002.

Income from Continuing Operations

Income from continuing operations before net gains on dispositions and minority interests increased $22.2 million or 49.9% to $66.7 million for the year ended December 31, 2003 compared to $44.5 million for the year ended December 31, 2002. The increase was primarily due to the increase in Net Operating Income from the Office Properties of $24.4 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the years ended December 31, 2002 and 2001.

	Year Ended December 31,		Dollar Change	Percentage Change
	2002	2001
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$118,929	$118,773	$156	0.1%
Industrial Properties	31,776	35,276	(3,500)	(9.9)

Total portfolio	150,705	154,049	(3,344)	(2.2)

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	150,705	154,049	(3,344)	(2.2)
Other expenses
General and administrative expenses	12,557	11,692	865	7.4
Interest expense	35,380	41,024	(5,644)	(13.8)
Depreciation and amortization	58,797	50,429	8,368	16.6
Interest income	513	1,030	(517)	(50.2)

Income from continuing operations before net gain on dispositions and minority interests	44,484	51,934	(7,450)	(14.3)
Net gain on disposition of operating properties	896	4,714	(3,818)	(81.0)

Income from continuing operations before minority interest	45,380	56,648	(11,268)	(19.9)
Minority interests attributable to continuing operations	(15,008)	(21,192)	6,184	29.2
Income from discontinued operations	9,940	4,367	5,573	127.6
Cumulative effect of change in accounting principle		(1,392)	1,392	100.0

Net income	$40,312	$38,431	$1,881	4.9%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations for the Office Properties and the Industrial Properties for the years ended December 31, 2002 and 2001.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
Operating revenues:
Rental income	$145,113	$137,323	$7,790	5.7%	$119,973	$120,488	$(515)	(0.4)%
Tenant reimbursements	17,671	16,616	1,055	6.3	16,022	15,352	670	4.4
Other property income	2,583	6,231	(3,648)	(58.5)	2,312	417	1,895	454.4

Total	165,367	160,170	5,197	3.2	138,307	136,257	2,050	1.5

Property and related expenses:
Property expenses	27,148	25,874	1,274	4.9	23,598	23,036	562	2.4
Real estate taxes	12,143	11,089	1,054	9.5	9,975	9,145	830	9.1
Provision for bad debts	5,793	2,927	2,866	97.9	4,527	2,863	1,664	58.1
Ground leases	1,354	1,507	(153)	(10.2)	1,169	1,297	(128)	(9.9)

Total	46,438	41,397	5,041	12.2	39,269	36,341	2,928	8.1

Net operating income, as defined	$118,929	$118,773	$156	0.1%	$99,038	$99,916	$(878)	(0.9)%

(1)	Stabilized office properties owned at January 1, 2001 and still owned at December 31, 2003.

Total revenues from Office Properties increased $5.2 million, or 3.2% to $165.4 million for the year ended December 31, 2002 compared to $160.2 million for the year ended December 31, 2001. Rental income from Office Properties increased $7.8 million, or 5.7% to $145.1 million for the year ended December 31, 2002 compared to $137.3 million for the year ended December 31, 2001. The increase was primarily attributable to an increase of $9.2 million in rental income was generated by the office properties developed by the Company in 2002 and 2001 (the “Office Development Properties”). This increase was offset by a decrease of $0.9 million attributable to the office properties sold during 2001, net of the office property acquired in 2001 (the “Net Office Dispositions”) and a decrease of $0.5 million or 0.4% related to the Core Office Portfolio. This decrease in the Core Office Portfolio was primarily attributable to a decline in occupancy in this portfolio.

Tenant reimbursements from Office Properties increased $1.1 million, or 5.7% to $17.7 million for the year ended December 31, 2002 compared to $16.6 million for the year ended December 31, 2001. An increase of $0.7 million, or 4.4% in tenant reimbursements was generated by the Core Office Portfolio. This was primarily due to the reimbursement of property expenses at one property at which the previous tenant paid the expenses directly. An increase of $0.5 million generated by the Office Development Properties was offset by a decrease of $0.1 million attributable to the Net Office Dispositions. Other property income from Office Properties decreased $3.6 million or 58.5% to $2.6 million for the year ended December 31, 2002 compared to $6.2 million for the year ended December 31, 2001. During the year ended December 31, 2001 the Company recognized a $5.4 million lease termination fee from eToys. During the year ended December 31, 2002 the Company recognized lease termination fees of $1.2 million and $0.7 million resulting from the early termination of leases at two buildings in San Diego. The remaining amounts in other property income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses for Office Properties increased $5.0 million, or 12.2% to $46.4 million for the year ended December 31, 2002 compared to $41.4 million for the year ended December 31, 2001. Property expenses from Office Properties increased $1.3 million, or 4.9% to $27.2 million for the year ended December 31, 2002 compared to $25.9 million for the year ended December 31, 2001. An increase of $0.6 million in property expenses was attributable to the Core Office Portfolio. This increase was primarily attributable to the Company paying property expenses directly for one property at which the previous tenant paid the expenses directly. An increase of $0.9 million generated by the Office Development Properties was offset by a decrease of $0.2 million attributable to the Net Office Dispositions. Real estate taxes increased $1.0 million, or 9.5% to $12.1 million for the year ended December 31, 2002 as compared to $11.1 million for the year ended December 31, 2001. Real estate taxes for the Core Office Portfolio increased $0.8 million, or 9.1% for the year ended December 31, 2002 compared to the comparable period in 2001. This increase was primarily due to refunds received for prior year real estate taxes successfully appealed by the Company during the year ended December 31, 2001. An increase of $0.3 million attributable to the Office Development Properties was partially offset by a decrease of $0.1 million attributable to the Net Office Dispositions. The provision for bad debts increased $2.9 million, or 97.9% to $5.8 million for the year ended December 31, 2002 compared to $2.9 million for the year ended December 31, 2001. During 2002, the Company increased its reserve for unbilled deferred rents specifically related to the Company’s watchlist tenants. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense decreased $0.2 million, or 10.2% for the year ended December 31, 2002 compared to the same period in 2001. Ground lease expense for the Core Office Portfolio decreased $0.1 million, or 9.9% for the year ended December 31, 2002 compared to the comparable period in 2001. During the second quarter of 2002 the Company renegotiated the ground leases at Kilroy Airport Center Long Beach resulting in a reduction of annual ground lease expense and simultaneously exercised the options to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084.

Net Operating Income, as defined, from Office Properties increased $0.2 million, or 0.1% to $118.9 million for the year ended December 31, 2002 compared to $118.7 million for the year ended December 31, 2001. A decrease of $0.8 million attributable to the Core Office Portfolio was offset by an increase of $1.7 million in the Office Development Properties and decrease of $0.7 million in Net Office Dispositions.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2002	2001	Dollar Change	Percentage Change	2002	2001	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$34,911	$37,813	$(2,902)	(7.7)%	$34,618	$34,034	$584	1.7%
Tenant reimbursements	3,804	4,030	(226)	(5.6)	3,774	3,479	295	8.5
Other property income	89	339	(250)	(73.7)	89	7	82	1171.4

Total	38,804	42,182	(3,378)	(8.0)	38,481	37,520	961	2.6

Property and related expenses:
Property expenses	2,985	2,579	406	15.7	2,985	2,116	869	41.1
Real estate taxes	3,021	3,499	(478)	(13.7)	2,985	3,118	(133)	(4.3)
Provision for bad debts	1,022	828	194	23.4	1,021	653	368	56.4

Total	7,028	6,906	122	1.8	6,992	5,887	1,104	18.8

Net operating income, as defined	$31,776	$35,276	$(3,500)	(9.9)%	$31,490	$31,633	$(143)	(0.5)%

(1)	Stabilized industrial properties owned at January 1, 2001 and still owned at December 31, 2003.

Total revenues from Industrial Properties decreased $3.3 million, or 7.8% to $38.9 million for the year ended December 31, 2002 compared to $42.2 million for the year ended December 31, 2001. Rental income from

Industrial Properties decreased $2.9 million, or 7.7% to $34.9 million for the year ended December 31, 2002 compared to $37.8 million for the year ended December 31, 2001. Rental income generated by the Core Industrial Portfolio increased $0.6 million, or 1.7% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase was primarily attributable to holdover rent received at one property in the Orange County Portfolio. Average occupancy in the Core Industrial Portfolio decreased 0.6% to 97.2% for the year ended December 31, 2002 compared to 97.8% for the year ended December 31, 2001. The $0.7 million increase in rental income generated by the Core Industrial Portfolio was offset by a decrease of $4.3 million in rental income attributable to the seventeen industrial buildings sold during 2001 (the “Industrial Dispositions”). An increase of $0.3 million was attributable to the one industrial building acquired during the year ended December 31, 2002 (the “Industrial Acquisition”).

Tenant reimbursements from Industrial Properties decreased $0.2 million, or 5.6% to $3.8 million for the year ended December 31, 2002 compared to $4.0 million for year ended December 31, 2001. An increase of $0.3 million, or 8.5% generated by the Core Industrial Portfolio, was offset by a decrease of $0.5 million attributable to the Industrial Dispositions. Other property income from Industrial Properties decreased $0.2 million, or 73.7% to $89,000 for the year ended December 31, 2002 compared to $0.3 million for the year ended December 31, 2001. During the year ended December 31, 2001, the Company received $0.3 million in forfeited escrow deposits on four properties for which the pending sale did not occur. These properties were subsequently sold during the fourth quarter of 2001.

Total expenses from Industrial Properties increased $0.2 million, or 2.8% to $7.1 million for the year ended December 31, 2002 compared to $6.9 million for the year ended December 31, 2001. Property expenses from Industrial Properties increased $0.4 million, or 15.8% to $3.0 million for the year ended December 31, 2002 compared to $2.6 million for the year ended December 31, 2001. An increase of $0.9 million in property expenses for the Core Industrial Portfolio was offset by a decrease of $0.5 million attributable to the Industrial Dispositions. The increase in the Core Industrial Portfolio is primarily due to the Company paying property expenses directly at one property at which the previous tenant paid the expenses directly. The tenant defaulted and the lease was terminated in July 2002. Real estate taxes decreased $0.5 million, or 13.7% to $3.0 million for the year ended December 31, 2002 compared to $3.5 million for the year ended December 31, 2001. Real estate taxes for the Core Industrial Portfolio decreased $0.1 million for the year ended December 31, 2002 compared to the same period in 2001, and the remaining decrease of $0.4 million was attributable to the Industrial Dispositions. The provision for bad debts increased $0.2 million, or 23.4% to $1.0 million for the year ended December 31, 2002 compared to $0.8 million for the year ended December 31, 2001. During 2002, the Company increased its reserve for unbilled deferred rents specifically related to the Company’s watchlist tenants. The Company evaluates its reserve levels on a quarterly basis.

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

General and administrative expenses increased $0.9 million, or 7.4% to $12.6 million for the year ended December 31, 2002 compared to $11.7 million for the year ended December 31, 2001. For the year ended December 31, 2002, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for the fifth and final building that was to be leased to Peregrine. Peregrine surrendered the building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of stabilized operating properties. The remaining increase was primarily due to the non-cash amortization of the restricted stock grants that were granted in February 2002.

Net interest expense decreased $5.6 million, or 13.7% to $35.4 million for the year ended December 31, 2002 compared to $41.0 million for the year ended December 31, 2001. Gross interest expense, before the effect of capitalized interest, decreased $5.2 million or 9.6% to $49.4 million for the year ended December 31, 2002 from $54.6 million for the year ended December 31, 2001 primarily due to a decrease in the Company’s weighted average interest rate. The Company’s weighted average interest rate decreased to 5.3% at December 31, 2002 compared to 6.8% at December 31, 2001. Total capitalized interest and loan fees increased $0.4 million or 3.0% to $14.0 million for the year ended December 31, 2002 from $13.6 million for the year ended December 31, 2001 primarily due to higher average balances eligible for capitalization during the year ended December 31, 2002 as compared to the same period in 2001.

Depreciation and amortization increased $8.4 million, or 16.6% to $58.8 million for the year ended December 31, 2002 compared to $50.4 million for the year ended December 31, 2001. During the year ended December 31, 2002 the Company recorded accelerated depreciation and amortization charges of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine Systems, Inc. In addition, there was an increase attributable to the development properties completed and stabilized since December 31, 2001.

Income From Continuing Operations

Income from continuing operations before net gain on dispositions and minority interests decreased $7.4 million or 14.3% to $44.5 for the year ended December 31, 2002 compared to $51.9 million for the year ended December 31, 2001. The decrease was primarily due to the decrease in Net Operating Income from the Industrial Properties of $3.5 million, an increase in depreciation and amortization expense of $8.4 million offset primarily by an decrease in interest expense of $5.6 million.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office and Industrial Properties at December 31, 2003:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles	31	3,226,700	82.5%
Orange County	7	387,327	80.0
San Diego	40	3,044,710	92.3
Other	4	657,450	95.0

	82	7,316,187	87.6%

Industrial Properties:
Los Angeles	4	388,805	70.7%
Orange County	44	4,194,381	96.3
Other	2	295,417	100.0

	50	4,878,603	94.5%

Total Portfolio	132	12,194,790	90.3%

Leasing Activity by Segment Type

For the year ended December 31, 2003

	Number of Leases(1)		Rentable Square Feet		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(1)	Renewal
Office Properties	74	17	770,397	276,689	7.5%	4.9%	54.7%	62
Industrial Properties	7	6	142,460	234,699	3.4%	(0.5)%	55.3%	55

Total Portfolio	81	23	912,857	511,388	7.0%	4.3%	52.1%	60

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of December 31, 2003 and 2002, the Company’s total debt as a percentage of total market capitalization was 38.5%

and 46.3%, respectively. As of December 31, 2003 and 2002 the Company’s total debt plus preferred equity as a percentage of total market capitalization was 46.6% and 55.7%, respectively.

As of December 31, 2003, the Company had borrowings of $235 million outstanding under its unsecured revolving line of credit (the “Credit Facility”) and availability of approximately $84.2 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.66% at December 31, 2003), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

The Company has the ability to issue up to an additional $273 million of equity securities under a currently effective shelf registration statement.

Factors Which May Influence Future Sources of Capital and Liquidity

In February 2004, the Company borrowed $81 million under a mortgage loan that is secured by four office properties in a five-building complex and requires interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through July 2004. Beginning in August 2004 through August 2012, the scheduled maturity date, the loan requires monthly principal and interest payments based on a fixed annual interest rate of 5.57%. The Company used a portion of the proceeds to repay an outstanding mortgage loan with a principal balance of $20.3 million that was scheduled to mature in June of 2004. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility. The Company has also received a commitment from a financial institution for a $34 million mortgage loan that will be secured by the fifth building in the complex. The loan will be co-terminus with and have similar terms as the new $81 million loan with a final fixed annual interest rate of 4.95%. The closing of this loan is subject to customary conditions and is expected to occur in the first quarter of 2004. The Company intends to use the proceeds to repay borrowings under the Credit Facility.

In March 2004, the Company amended the terms of its Series A Preferred Units to reduce the distribution rate, extend the redemption date to September 30, 2009, and create a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status. Commencing March 5, 2004, distributions on the Series A Preferred Units will accrue at a rate of 7.45% per annum. Prior to March 5, 2004, distributions on the Series A Preferred Units accrued at a rate of 8.075% per annum (see note 13 to the Company’s consolidated financial statements).

The Company has a fixed rate mortgage loan, with a principal balance of $74.8 million as of December 31, 2003. After January 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The contractual maturity date of this loan is February 2022, however the Company intends to refinance the debt in the second half of 2004 without any prepayment penalty. The Company has restricted cash balances, which totaled an aggregate of $8.3 million as of December 31, 2003, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with this loan. When the Company repays the loan, the restricted balances that are outstanding at that time will become available as unrestricted funds to the Company.

In 2003 and 2002, the Company used proceeds from dispositions of operating properties of approximately $34.1 million and $46.5 million, respectively, to fund a portion of its development and redevelopment activities and its share repurchase program. The Company currently expects that it could dispose of approximately $20 million to $50 million of non-strategic assets in 2004; however management is also evaluating other financing sources to fund its development and redevelopment activities.

The composition of the Company’s aggregate debt balances at December 31, 2003 and 2002 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Secured vs. unsecured:
Secured	69.1%	66.5%	5.8%	6.3%
Unsecured	30.9%	33.5%	4.2%	3.5%

Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)	72.6%	63.5%	6.3%	6.7%
Variable rate(4)	27.4%	36.5%	2.8%	3.0%

Total Debt			5.3%	5.3%
Total Debt Including Loan Fees			5.9%	5.8%

(1)	At December 31, 2003 and 2002, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.

(2)	At December 31, 2003 and 2002, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.

(3)	At December 31, 2003 and 2002, the Company had interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.

(4)	At December 31, 2003 and 2002, the Company had interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its variable rate debt at 4.25%.

The percentage of fixed rate debt to total debt at December 31, 2003 and 2002 does not take into consideration the portion of variable rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 85.7% and 76.7% of its total outstanding debt at December 31, 2003 and 2002, respectively.

At December 31, 2003, 47.1% of the Company’s total debt, before the effect of hedging instruments, required interest payments based on LIBOR rates. During 2003, one-month LIBOR decreased from 1.38% at January 2, 2003 to 1.12% at December 31, 2003, a rate lower than it has been since the time of the Company’s IPO. Although the interest payments on 85.7% of the Company’s debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements at December 31, 2003, the remaining 14.3% of the Company’s debt is exposed to fluctuations of the one-month LIBOR rate. The Company cannot provide assurance that it will be able to replace its interest-rate swap and cap agreements as they expire and, therefore, the Company’s results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instruments held by the Company as of December 31, 2003 and 2002:

Notional Amount	Instrument	Rate	Maturity
$ 50,000	Cap	4.25%	01/2005
50,000	Cap	4.25%	01/2005
50,000	Swap	4.46%	01/2005
50,000	Swap	2.57%	11/2005
25,000	Swap	2.98%	12/2006
25,000	Swap	2.98%	12/2006

$250,000

Following is the Company’s total market capitalization as of December 31, 2003:

	Shares/Units at December 31, 2003	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
DEBT:
Secured Debt		$526,048	26.6%
Unsecured Line of Credit		235,000	11.9

Total Debt		$761,048	38.5

EQUITY:
8.075% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	$75,000	3.8
9.250% Series D Cumulative Redeemable Preferred Units(1)	900,000	45,000	2.3
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	2.0
Common Units Outstanding(3)	4,154,313	136,054	6.9
Common Shares Outstanding(3)	28,209,213	923,851	46.5

Total Equity		$1,220,155	61.5

TOTAL MARKET CAPITALIZATION		$1,981,203	100.0%

(1)	Value based on $50.00 per share liquidation preference.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Value based on closing share price of $32.75 at December 31, 2003.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility and scheduled interest payments of the Company’s fixed rate debt and interest rate swap agreements at December 31, 2003 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at December 31, 2003. The table does not reflect available maturity extension options.

	Payment Due by Period
	Less than 1 Year (2004)	1–3 Years (2005-2006)	3–5 Years (2007-2008)	More than 5 Years (After 2008)	Total
Principal Payments—Secured Debt	$73,868	$160,098	$111,293	$180,789	$526,048
Principal Payments—Credit Facility		235,000			235,000
Interest Payments—Fixed Rate Debt(1)(2)(3)	26,693	38,316	32,490	27,537	125,036
Interest Payments—Interest Rate Swaps(1)(4)	5,089	2,987			8,076
Ground Lease Obligations(5)	1,478	2,933	2,940	72,498	79,849
Capital Commitments(6)	9,291				9,291

Total	$116,419	$439,334	$146,723	$280,824	$983,300

(1)	As of December 31, 2003, 72.6% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. (See notes 10 and 12 to the Company’s consolidated financial statements for details of the Company’s fixed rate debt and interest rate swap agreements.) The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 27.4% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.40% to 1.85%. Management cannot reasonably determine the future interest obligations on its variable rate debt as management cannot predict what LIBOR rates will be in the future. As of December 31, 2003, LIBOR was 1.12%.

(2)	Represents scheduled interest payments for the Company’s total outstanding fixed-rate debt as of December 31, 2003 based on the contractual interest rates, interest payment dates and scheduled maturity dates. See note 10 to the Company’s consolidated financial statements for details of the Company’s fixed-rate debt.

(3)	The Company has a fixed-rate mortgage with a principal balance of $74.8 million as of December 31, 2003 that it intends to refinance in the second half of 2004. This schedule includes the scheduled interest payments for this loan through January 2005 and does not reflect this potential prepayment. For further discussion on this loan see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

(4)	Represents the scheduled interest payments for the Company’s total outstanding interest rate swap agreements as of December 31, 2003, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the offsetting variable payment to be received from the counterparty. The Company employs derivative instruments for hedging purposes only and does not hold interest rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $150 million as of December 31, 2003. See note 12 to the Company’s consolidated financial statements for details of the Company’s interest-rate swap agreements.

(5)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.

(6)	See discussion under “Capital Commitments.”

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at December 31, 2003. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

Capital Commitments

As of December 31, 2003, the Company had one development project and two redevelopment projects that were either in lease-up or under construction. These projects have a total estimated investment of approximately $145 million. The Company has incurred an aggregate of approximately $114 million on these projects as of December 31, 2003, and currently projects it could spend approximately $25 million of the remaining $31 million of presently budgeted development costs during 2004, depending on leasing activity. In addition, the Company had two development projects and one redevelopment project that were added to the Company’s stabilized portfolio of operating properties in the second and third quarters of 2003, which had not yet reached stabilized occupancy as of December 31, 2003. Depending on leasing activity, the Company currently projects it could spend approximately $10 million for these projects during 2004. The Company also estimates it could spend an additional $9 million on other development projects in 2004, depending upon market conditions. The Company intends to finance these costs from among one or more of the following sources: borrowings under the Credit Facility and the existing construction loan, proceeds from the Company’s disposition program, the potential issuance of additional equity securities and working capital. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment Programs” in this report.

As of December 31, 2003, the Company had executed leases that committed the Company to $8 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at December 31, 2003. In addition, for 2004, the Company plans to spend approximately $18 million to $22 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the

Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Current Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2003. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On February 10, 2004, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on April 16, 2004 to stockholders of record on March 31, 2004. This dividend is equivalent to an annual rate of $1.98 per share. In addition the Company is required to make quarterly distributions to its Series A and Series D Preferred unitholders and Series E Preferred Stockholders, which in aggregate total approximately $13 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve months. The Company estimates it will have a range of approximately $325 million to $363 million of available sources to meet its short-term cash needs as follows: estimated availability of approximately $84 million under its Credit Facility, $115 million of proceeds from new secured debt, estimated operating cash flow ranging from $98 million to $106 million, anticipated proceeds from dispositions of non-strategic assets ranging from $20 million to $50 million, and approximately $8 million from the release of restricted cash during 2004. The Company estimates it will have a range of approximately $213 million to $226 million of commitments and capital expenditures over the next twelve months comprised of the following: $74 million in secured debt principal repayments; planned expenditures for in-process development, stabilized development and new development projects ranging from $35 million to $44 million; $9 million of committed costs for executed leases and capital expenditures; budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $18 million to $22 million, depending on leasing activity. In addition, based on the Company’s annualized dividends for the first quarter of 2004, the Company may distribute approximately $77 million to common and preferred stockholders and common and preferred unitholders in 2004. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

The Company expects to meet its long-term liquidity requirements, which may include property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, dispositions of non-strategic assets, issuance of common or preferred units of the Operating Partnership, and the potential issuance of debt or equity securities. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company will instead, seek to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding expenditures that are recoverable from tenants, for renewed and re-tenanted space within the Company’s stabilized portfolio for the three years ended December 31, 2003 on a per square foot basis.

	Year Ended December 31,
	2003	2002	2001
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.48	$0.06	$0.35
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	736,638	296,484	126,865
Tenant improvements per square foot leased	$16.31	$6.85	$8.04
Leasing commissions per square foot leased	$7.31	$7.43	$5.53
Total per square foot	$14.28	$14.28	$13.57
Renewal tenant square feet	276,689	244,366	503,693
Tenant improvements per square foot leased	$2.77	$4.69	$3.42
Leasing commissions per square foot leased	$5.19	$2.20	$2.67
Total per square foot	$7.96	$6.89	$6.09
Total per square foot per year	$6.09	$3.71	$3.39
Average lease term (in years)	5.2	5.7	5.8

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.02	$0.12	$0.10
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	142,460	388,883	170,692
Tenant improvements per square foot leased	$5.35	$4.61	$2.04
Leasing commissions per square foot leased	$1.83	$1.95	$1.41
Total per square foot	$7.18	$6.56	$3.45
Renewal tenant square feet	234,699	180,555	548,304
Tenant improvements per square foot leased	$0.21	$1.11	$1.28
Leasing commissions per square foot leased	$0.05	$0.72	$0.54
Total per square foot	$1.62	$1.83	$1.82
Total per square foot per year	$1.27	$1.27	$1.10
Average lease term (in years)	4.6	6.6	4.8

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. During 2003, the Company performed lobby and common area improvements at one complex of properties in El Segundo, California. The Company anticipates this level of capital expenditures will continue during 2004 for various improvements at other properties. The Company believes that all of its Office and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. As several of the properties the Company disposed of during 2003 and 2002 were non-strategic multi-tenant office projects, which historically were re-leased at lower tenant improvement and leasing costs, the Company experienced increased tenant improvement and leasing costs per square foot in 2003. The Company anticipates that this trend will continue in 2004.

Off-Balance Sheet Arrangements

As of December 31, 2003, the Company does not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $4.3 million, or 4.3% to $95.9 million for the year ended December 31, 2003 compared to $100.3 million for the year ended December 31, 2002. The decrease was primarily attributable a decrease in average occupancy. For the year ended December 31, 2003, average occupancy was 91.2% as compared to 93.9% for the year ended December 31, 2002. This decrease was partially offset by a net increase in cash received from tenants for lease termination fees of approximately $11.0 million during the year ended 2003 as compared to 2002. This net increase was primarily a result of the $18.3 million payment the Company received from Peregrine in the third quarter of 2003. In December 2002, the Company received a $4.6 million cash payment for a lease termination, which was included as deferred income on the Company’s balance sheet as of December 31, 2002. The Company recognized the corresponding $4.3 million net lease termination fee in January 2003, the lease termination date, and included the amount in other property income for the year ended December 31, 2003.

Net cash used in investing activities decreased $17.6 million, or 25.7% to $50.8 million for the year ended December 31, 2003 compared to $68.4 million for the year ended December 31, 2002. The decrease was primarily attributable to a decrease in development spending offset by lower net proceeds received from the disposition of operating properties used to fund a portion of the development costs. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. Management will continue to position the Company to take advantage of development, redevelopment, acquisition and disposition opportunities as they arise. Development spending for future periods will depend on economic conditions and opportunities to commit to new development projects on a pre-leased basis. The Company currently expects that it will continue to fund a portion of its development and redevelopment activities with disposition proceeds; however management will also evaluate and consider other sources of financing.

Net cash used in financing activities increased $18.5 million, or 56.7% to $60.0 million for the year ended December 31, 2003 compared to $32.5 million for the year ended December 31, 2002. This increase was primarily attributable to a $41.1 million decrease in net borrowing activity in 2003 as compared to 2002, which was mainly due to the Company scaling back its development activity as discussed in the paragraph above. This increase was partially offset by the decrease in share repurchase activity. In 2003, the Company did not repurchase any shares under its share repurchase program. In 2002, the Company had repurchased 508,200 shares of common stock under this program for an aggregate price of $11.4 million. The increase in cash used in financing activities was also partially offset by the higher volume of stock option exercises in 2003 as compared to 2002. In 2003 the Company received $13.4 million in proceeds for the issuance of 664,528 shares in connection with the exercise of stock options as compared to $4.2 million in proceeds the Company received in 2002 for the issuance of 208,381 shares issued in connection with stock option exercises.

Non-GAAP Supplemental Financial Measure: Funds From Operations

Management believes that FFO is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors

NAREIT. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, the Company’s FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about the Company’s financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

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

The following table presents the Company’s Funds from Operations, by quarter, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999:

	2003 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common shareholders	$4,938	$20,039	$13,360	$10,929
Adjustments:
Minority interest in earnings of Operating Partnership	711	3,059	2,056	1,686
Depreciation and amortization	14,548	14,327	13,167	13,705
Net gain on dispositions of operating properties		48	(3,690)

Funds From Operations(1)	$20,197	$37,473	$24,893	$26,320

	2002 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common shareholders	$13,965	$7,885	$4,957	$13,507
Adjustments:
Minority interest in earnings of Operating Partnership	2,094	1,239	986	1,510
Depreciation and amortization	14,303	14,516	18,311	12,136
Net gain on dispositions of operating properties	(6,100)	(470)	(896)

Funds From Operations(1)	$24,262	$23,170	$23,358	$27,153

(1)	Reported amounts are attributable to common shareholders and common unitholders.

(2)	Commencing January 1, 2002 non-cash amortization of restricted stock grants is not added back to calculate FFO.

	2001 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common shareholders	$7,625	$9,283	$15,097	$6,426
Adjustments:
Minority interest in earnings of Operating Partnership	834	1,027	1,796	845
Depreciation and amortization	12,634	12,123	12,030	12,970
Net gain on dispositions of operating properties	(707)	(2,468)	(1,234)	(305)
Cumulative effect on change in accounting principle				1,392
Non-cash amortization of restricted stock grants(2)	547	547	548	548

Funds From Operations(1)	$20,933	$20,512	$28,237	$21,876

	2000 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common shareholders	$8,786	$15,679	$12,804	$9,578
Adjustments:
Minority interest in earnings of Operating Partnership	1,241	2,227	1,843	1,372
Depreciation and amortization	11,037	9,941	9,645	9,323
Net (gain) loss on dispositions of operating properties		(7,288)	(4,273)	305
Non-cash amortization of restricted stock grants(2)	508	508	134	102

Funds From Operations(1)	$21,572	$21,067	$20,153	$20,680

	1999 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common shareholders	$8,278	$10,911	$10,796	$9,910
Adjustments:
Minority interest in earnings of Operating Partnership	1,294	1,830	1,820	1,536
Depreciation and amortization	11,217	7,900	7,460	7,217
Net loss (gain) on dispositions of operating properties	29	(75)
Non-cash amortization of restricted stock grants(2)	127	127	127	127

Funds From Operations(1)	$20,945	$20,693	$20,203	$18,790

(1)	Reported amounts are attributable to common shareholders and common unitholders.

(2)	Commencing January 1, 2002 non-cash amortization of restricted stock grants is not added back to calculate FFO.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

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

The July 2003 clarification of Topic D-42 was effective for the Company beginning with the quarter ending September 30, 2003. The Company redeemed all of the outstanding 9.375% Series C Cumulative Redeemable Preferred Units (“Series C Preferred Units”) in November 2003 with the net proceeds from its 7.80% Series E Cumulative Redeemable Preferred Stock offering, which closed on November 21, 2003 (see Notes 13 and 14). This redemption resulted in a $0.9 million charge in 2003 relating to the initial issuance costs of the Series C Preferred units.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2002 to December 31, 2003 is incorporated herein by reference from “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at December 31, 2003 and 2002. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates with the assumption that all debt extension options will be exercised. The interest rate spreads on the Company’s variable rate debt at December 31, 2003 and 2002 ranged from LIBOR plus 1.40% to LIBOR plus 1.85%. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2003 and 2002. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2002.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2003		December 31, 2002
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable rate		$235.0					$235.0	$235.0	$255.0	$255.0
Variable rate index		LIBOR					LIBOR		LIBOR
Secured debt:
Variable rate	$63.8	$29.0	$31.0				$123.8	$123.8	$172.8	$172.8
Variable rate index	LIBOR	LIBOR	LIBOR				LIBOR		LIBOR
Fixed rate	$10.0	$91.4	$8.7	$30.2	$81.1	$180.8	$402.2	$414.1	$334.2	$359.2
Average interest rate	7.10%	8.22%	6.73%	6.68%	4.19%	7.07%	6.72%		7.44%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest rate swap agreements:
Notional amount		$100.0	$50.0				$150.0	$(2.7)	$150.0	$(3.7)
Fixed pay interest rate		3.52%	2.98%				3.34%		3.34%
Floating receive rate index		LIBOR	LIBOR
Interest rate cap agreements:
Notional amount		$100.0					$100.0	$—	$100.0	$0.2
Cap rate		4.25%					4.25%		4.25%
Forward rate index		LIBOR

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

As of December 31, 2003, the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal control over financial reporting or identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 18, 2004.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 18, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 18, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 18, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 18, 2004.

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

(3)  Exhibits

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Form of Certificate for Common Stock of the Registrant (1)

3(i).3*	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock

3(i).4	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).5	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (5)(6)

3(i).6	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3(i).7	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Registration Rights Agreement dated January 31, 1997(1)

4.2	Registration Rights Agreement dated February 6, 1998 (2)

4.3*	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004

4.4	Registration Rights Agreement dated November 24, 1998 (4)

4.5	Registration Rights Agreement dated as of October 31, 1997 (8)

Exhibit Number	Description

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (9)

4.7	Registration Rights Agreement dated as of December 9, 1999 (5)

4.8	First Amendment to Registration Rights Agreement of December 9, 1999 dated as of December 30, 1999 (6)

4.9	Registration Rights Agreement dated as of October 6, 2000 (10)

4.10

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1*	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004

10.2	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.3	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.5†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.6	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.7	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (11)

10.8	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (11)

10.9	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.10

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (12)

10.11	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (12)

10.12	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.13	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.14	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (12)

10.15	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

Exhibit Number	Description

10.16	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (12)

10.17	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (12)

10.18	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (11)

10.19	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (11)

10.20	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (11)

10.21	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (11)

10.22	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (11)

10.23	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (11)

10.24	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (11)

10.25	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (13)

10.26	Form of Environmental Indemnity Agreement (13)

10.27	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (14)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (14)

10.29†	Employment Agreement between the Registrant and John B. Kilroy, Jr. (14)

10.30†	Amended and Restated Employment Agreement between the Registrant and Richard E. Moran Jr. (14)

10.31†	Employment Agreement between the Registrant and Jeffrey C. Hawken (15)

10.32†	Employment Agreement between the Registrant and C. Hugh Greenup (14)

10.33†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.34†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.35	License Agreement by and among the Registrant and the other persons named therein (14)

10.36	Mortgage Note (14)

10.37	Indemnity Agreement (14)

10.38	Form of Assignment of Leases, Rents and Security Deposits (14)

10.39	Variable Interest Rate Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of leases and Rents (14)

10.40	Form of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents (14)

10.41	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (15)

Exhibit Number	Description

10.42	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (15)

10.43	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (16)

10.44	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (17)

10.45	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (17)

10.46

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (17)

10.47

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (17)

10.48	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (16)

10.49	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (16)

10.50	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (16)

10.51	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (18)

10.52	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (18)

10.53	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (18)

10.54	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (18)

10.55	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (18)

10.56	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (18)

10.57	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (18)

10.58	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (18)

10.59	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (18)

Exhibit Number	Description

10.60	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (18)

10.61	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (19)

10.62

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California and Viking Investors of Southern California II (20)

10.63	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (21)

10.64	Second Amended and Restated Guaranty of Payment (22)

10.65	Credit Agreement and Form of Promissory notes Aggregating $90.0 million (22)

10.66	Variable Interest Rate Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (22)

10.67	Guaranty of Recourse Obligations of Borrower (22)

10.68†	Employment Agreement between the Registrant and Tyler H. Rose (23)

10.69	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (23)

10.70	Third Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $425 million (24)

10.71	Third Amended and Restated Guaranty of Payment (24)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included in the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 1998.

(5)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(6)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(7)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(8)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(9)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(10)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(11)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(12)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(13)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(16)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(18)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(22)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1999.

(23)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2002.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated October 27, 2003, under Items 9 and 12, in connection with its third quarter 2003 earnings release and attached to such report its third quarter 2003 Supplemental Financial Report.

The Company filed a Current Report on Form 8-K dated November 21, 2003, under Item 5, in connection with the issuance of 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock.

The Company filed a Current Report on Form 8-K dated December 15, 2003, under Item 5, to update its historical financial statements for the fiscal year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for such year and the accompanying selected financial data for certain discontinued operations, and to reissue the Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in that Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Kilroy Realty Corporation, hereby severally constitute John B. Kilroy, Sr., John B. Kilroy, Jr., Jeffrey C. Hawken, Richard E. Moran Jr. and Ann Marie Whitney, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Kilroy Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	March 11, 2004

/s/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ ANN MARIE WHITNEY Ann Marie Whitney	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2004

/s/ EDWARD F. BRENNAN Edward F. Brennan	Director	March 11, 2004

/s/ JOHN R. D’EATHE John R. D’Eathe	Director	March 11, 2004

/s/ WILLIAM P. DICKEY William P. Dickey	Director	March 11, 2004

/s/ MATTHEW J. HART Matthew J. Hart	Director	March 11, 2004

/s/ DALE F. KINSELLA Dale F. Kinsella	Director	March 11, 2004

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Notes 2 and 22 to the financial statements, the Company changed the presentation of the results of operations and realized gains and losses from properties disposed of in accordance with the adoption of Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the year ended December 31, 2002.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2004

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS

INVESTMENT IN REAL ESTATE (Notes 3, 4, 21 and 27):
Land and improvements	$289,730	$288,228
Buildings and improvements, net	1,305,145	1,289,525
Undeveloped land and construction in progress, net	131,411	108,465

Total investment in real estate	1,726,286	1,686,218
Accumulated depreciation and amortization	(321,372)	(278,503)

Investment in real estate, net	1,404,914	1,407,715

CASH AND CASH EQUIVALENTS	9,892	15,777
RESTRICTED CASH	8,558	6,814
CURRENT RECEIVABLES, NET (Note 5)	4,919	3,074
DEFERRED RENT RECEIVABLES, NET (Note 6)	36,804	29,466
DEFERRED LEASING COSTS, NET (Notes 7 and 8)	36,651	31,427
DEFERRED FINANCING COSTS, NET (Notes 9 and 12)	3,657	6,221
PREPAID EXPENSES AND OTHER ASSETS	7,240	6,108

TOTAL ASSETS	$1,512,635	$1,506,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Secured debt (Note 10)	$526,048	$507,037
Unsecured line of credit (Note 11)	235,000	255,000
Accounts payable, accrued expenses and other liabilities (Note 12)	39,905	43,917
Accrued distributions (Note 14)	16,369	15,670
Rents received in advance, tenant security deposits and deferred revenue	20,904	24,310

Total liabilities	838,226	845,934

COMMITMENTS AND CONTINGENCIES (Note 17)

MINORITY INTERESTS (Note 13):
8.075% Series A Cumulative Redeemable Preferred unitholders	73,716	73,716
9.375% Series C Cumulative Redeemable Preferred unitholders		34,464
9.250% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	66,502	68,196

Total minority interests	184,539	220,697

STOCKHOLDERS’ EQUITY (Note 14):
Preferred stock, $.01 par value, 25,290,000 shares authorized, none issued and outstanding
8.075% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.250% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.800% Series E Cumulative Redeemable Preferred stock 1,610,000 shares authorized, issued and outstanding	38,437
Common stock, $.01 par value, 150,000,000 shares authorized, 28,209,213 and 27,419,880 shares issued and outstanding, respectively	282	273
Additional paid-in capital	508,958	493,116
Distributions in excess of earnings	(53,449)	(47,629)
Accumulated net other comprehensive loss (Note 12)	(4,358)	(5,789)

Total stockholders’ equity	489,870	439,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,512,635	$1,506,602

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUES (Note 21):
Rental income	$183,339	$180,024	$175,136
Tenant reimbursements	20,433	21,475	20,646
Other property income (Notes 2 and 20)	24,014	2,672	6,570

Total revenues	227,786	204,171	202,352

EXPENSES:
Property expenses	33,855	30,133	28,453
Real estate taxes	15,797	15,164	14,588
Provision for bad debts	1,583	6,815	3,755
Ground leases (Note 17)	1,296	1,354	1,507
General and administrative expenses (Notes 8 and 20)	19,140	12,557	11,692
Interest expense	33,385	35,380	41,024
Depreciation and amortization (Notes 2 and 8)	56,237	58,797	50,429

Total expenses	161,293	160,200	151,448

OTHER INCOME:
Interest income	196	513	1,030

Total other income	196	513	1,030

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAIN ON DISPOSITIONS AND MINORITY INTERESTS	66,689	44,484	51,934
Net gain on dispositions of operating properties (Note 3)		896	4,714

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	66,689	45,380	56,648

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(13,163)	(13,500)	(13,500)
Original issuance costs of redeemed preferred units (Notes 2 and 13)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(6,908)	(4,392)	(3,991)
Recognition of previously reserved Development LLC preferred return (Note 13)		3,908
Minority interest in earnings of Development LLCs		(1,024)	(3,701)

Total minority interests	(21,016)	(15,008)	(21,192)

INCOME FROM CONTINUING OPERATIONS	45,673	30,372	35,456

DISCONTINUED OPERATIONS (Note 22)
Revenues from discontinued operations	1,937	9,713	10,533
Expenses from discontinued operations	(1,036)	(4,906)	(5,655)
Net gain on dispositions of discontinued operations	3,642	6,570
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(604)	(1,437)	(511)

Total income from discontinued operations	3,939	9,940	4,367

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	49,612	40,312	39,823

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)			(1,392)

NET INCOME	49,612	40,312	38,431

PREFERRED DIVIDENDS	(349)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$49,263	$40,312	$38,431

Income from continuing operations per common share—basic (Note 23)	$1.66	$1.11	$1.30

Income from continuing operations per common share—diluted (Note 23)	$1.65	$1.10	$1.30

Net income per common share—basic (Note 23)	$1.79	$1.47	$1.41

Net income per common share—diluted (Note 23)	$1.78	$1.45	$1.40

Weighted average shares outstanding—basic (Note 23)	27,526,684	27,449,676	27,167,006

Weighted average shares outstanding—diluted (Note 23)	27,737,791	27,722,197	27,372,951

Dividends declared per common share (Note 24)	$1.98	$1.98	$1.92

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

		Common Stock
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2000		26,475,470	$265	$460,390	$(19,230)		$441,425
Net income					38,431		38,431
Net other comprehensive loss (Notes 2 and 12)						(5,778)	(5,778)

Comprehensive income							32,653
Conversion of common units of the Operating Partnership		687,591	6	13,652			13,658
Exercise of stock options (Note 16)		270,190	2	5,028			5,030
Repurchase of common stock		(7,180)	1	(230)			(229)
Non-cash amortization of restricted stock grants (Note 16)				2,190			2,190
Adjustment for minority interest (Note 2)				(1,735)			(1,735)
Dividends declared per common share ($1.92 per share)					(52,364)		(52,364)

BALANCE AT DECEMBER 31, 2001		27,426,071	274	479,295	(33,163)	(5,778)	440,628
Net income					40,312		40,312
Net other comprehensive loss (Notes 2 and 12)						(11)	(11)

Comprehensive income							40,301
Repurchase of common stock (Note 14)		(518,571)	(5)	(11,776)			(11,781)
Conversion of common units of the Operating Partnership (Note 13)		222,270	2	5,490			5,492
Exercise of stock options (Note 16)		208,381	2	4,247			4,249
Issuance of restricted stock (Notes 14 and 16)		81,729
Non-cash amortization of restricted stock grants (Note 16)				3,709			3,709
Stock option expense (Notes 2 and 16)				23			23
Adjustment for minority interest (Note 2)				12,128			12,128
Dividends declared per common share ($1.98 per share)					(54,778)		(54,778)

BALANCE AT DECEMBER 31, 2002		27,419,880	273	493,116	(47,629)	(5,789)	439,971
Net income					49,612		49,612
Net other comprehensive income (Notes 2 and 12)						1,431	1,431

Comprehensive income							51,043
Issuance of preferred stock	$38,437						38,437
Exercise of stock options (Note 16)		664,528	8	13,444			13,452
Issuance of restricted stock (Notes 14 and 16)		123,678	1				1
Conversion of common units of the Operating Partnership (Note 13)		82,439	1	1,874			1,875
Repurchase of common stock (Note 14)		(78,630)	(1)	(1,713)			(1,714)
Non-cash amortization of restricted stock grants, net of forfeitures (Note 16)		(2,682)		3,316			3,316
Stock option expense (Notes 2 and 16)				26			26
Adjustment for minority interest (Note 2)				(1,105)			(1,105)
Preferred dividends					(349)		(349)
Dividends declared per common share ($1.98 per share)					(55,083)		(55,083)

BALANCE AT DECEMBER 31, 2003	$38,437	28,209,213	$282	$508,958	$(53,449)	$(4,358)	$489,870

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,612	$40,312	$38,431
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	55,748	59,804	51,913
Cumulative effect of change in accounting principle			1,392
Provision for uncollectible tenant receivables	2,096	2,233	2,356
Provision for uncollectible unbilled deferred rents	(320)	4,683	1,485
Minority interests in earnings of Operating Partnership	7,512	5,829	4,502
Minority interests in earnings of Development LLCs		(2,884)	3,701
Depreciation of furniture, fixtures and equipment	954	982	731
Non-cash amortization of restricted stock grants	3,129	3,424	2,190
Amortization of deferred financing costs	2,531	2,683	3,132
Non-cash charge for original issuance costs of redeemed preferred units	945
Net gain on dispositions of operating properties	(3,642)	(7,466)	(4,714)
Other	(174)	60	(131)
Changes in assets and liabilities:
Current receivables	(3,941)	(278)	3,145
Deferred rent receivables	(7,691)	(9,307)	(9,359)
Deferred leasing costs	(960)	(1,013)	(16)
Prepaid expenses and other assets	(1,832)	(1,786)	(2,102)
Accounts payable, accrued expenses and other liabilities	(4,206)	(5,369)	14.921
Rents received in advance and tenant security deposits	(3,406)	8,355	(54)
Accrued distributions to Cumulative Redeemable Preferred unitholders	(409)

Net cash provided by operating activities	95,946	100,262	111,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(23,513)	(21,067)	(24,283)
Expenditures for undeveloped land and construction in progress	(61,402)	(84,113)	(120,510)
Acquisition of operating property		(7,569)
Acquisition of minority interest in Development LLC’s		(2,189)
Net proceeds received from dispositions of operating properties	34,076	46,499	64,846
Decrease in escrow deposits			1,100

Net cash used in investing activities	(50,839)	(68,439)	(78,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured and unsecured debt	107,340	155,664	53,502
Net (repayments) borrowing on unsecured line of credit	(20,000)	100,000	(36,000)
Principal payments on secured debt and unsecured term facility	(88,329)	(208,214)	(26,603)
Net proceeds from issuance of 7.800% Series E Cumulative Redeemable Preferred stock (Note 14)	38,437
Redemption of 9.375% Series C Cumulative Redeemable Preferred units (Note 14)	(35,000)
Repurchase of common stock	(1,714)	(11,398)
Financing costs	(377)	(7,634)	(2,422)
Proceeds from exercise of stock options	13,452	4,248	5,030
(Increase) decrease in restricted cash	(1,744)	(1,401)	29,601
Distributions paid to common stockholders and common unitholders	(63,057)	(61,609)	(57,317)
Net (distributions) contributions from minority interests in Development LLCs		(2,189)	420

Net cash used in financing activities	(50,992)	(32,533)	(33,789)

Net decrease in cash and cash equivalents	(5,885)	(710)	(1,113)
Cash and cash equivalents, beginning of year	15,777	16,487	17,600

Cash and cash equivalents, end of year	$9,892	$15,777	$16,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$29,371	$32,253	$37,141

Distributions paid to Cumulative Redeemable Preferred unitholders	$13,163	$13,500	$13,500

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 14)	$16,020	$15,670	$14,634

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 13)		$38,689

Note receivable from related party repaid in connection with property acquisition			$33,274

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2003

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

As of December 31, 2003, the Company’s stabilized portfolio of operating properties was comprised of 82 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”) which encompassed approximately 7.3 million and 4.9 million rentable square feet, respectively, and was 90.3% occupied. The Company’s stabilized portfolio of operating properties excludes properties currently under construction or “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2003, the Company had one office property encompassing an aggregate of approximately 209,000 rentable square feet, which was in the lease-up phase. In addition, as of December 31, 2003, the Company had two office redevelopment properties under construction, which when completed are expected to encompass an aggregate of approximately 316,100 rentable square feet. All of the Company’s development, redevelopment and lease-up projects are located in Southern California.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2003 and 2002, it owned an 87.2% and 86.6% general partnership interest, respectively. The remaining 12.8% and 13.4% common limited partnership interest in the Operating Partnership as of December 31, 2003 and 2002, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 13). Kilroy Realty Finance, Inc, (“Finance Inc.”), a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Note 13). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Significant Accounting Policies:

Operating properties—Operating properties are carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties are capitalized to the Company’s investment in that property. Maintenance and repairs are charged to expense as incurred. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties currently under construction or lease-up properties. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets.

A property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. The Company had not recorded any impairment losses for the years ended December 31, 2003, 2002 and 2001.

Depreciation and amortization of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 15 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2003, 2002 and 2001, was $47.5 million, $46.8 million, and $41.9 million, respectively.

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

Restricted cash—Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash reserves for property taxes, capital expenditures and tenant improvements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition—In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

Allowances for uncollectible tenant receivables and unbilled deferred rent—Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased through the provision for bad debts.

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires the Company to recognize all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheet at fair value and to defer the related gains or losses on these contracts in stockholders’ equity as a component of accumulated other net comprehensive income or loss. To the extent that any of these contracts are not perfectly effective in offsetting the change in the value of the interest payments being hedged, changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings (see Note 12). In the event that the Company were to terminate a derivative contract before its maturity date and the forecasted hedged transactions (e.g., the interest payments on the variable rate debt) were still probable to occur, the gains or losses deferred in accumulated other net comprehensive loss (“AOCL”) associated with the terminated contract would remain in AOCL upon the termination and would be reclassified into earnings in the same period in which the hedged transactions affect earnings. If the forecasted hedged transactions were no longer probable to occur, the gains or losses deferred in AOCL would be recognized in earnings immediately upon termination of the derivative contract.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the adoption of SFAS 133 on January 1, 2001, the Company recorded a $1.4 million cumulative effect of change in accounting principle to record an existing cap agreement at fair market value. Upon adoption, the Company also recorded a $2.0 million non-cash charge to other comprehensive loss to record the Company’s swap on the balance sheet at fair market value. The Company determines fair value based upon valuations obtained from an independent third-party for its outstanding interest rate swap and cap agreements at each balance sheet date. Valuations provided by the independent third-party are calculated using standard industry valuation procedures and rely on real-time market inputs consistent with valuation methods and data inputs employed by financial institutions and other market participants.

Minority interests—Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002 (see Note 13). Net income is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of common limited partnership units held by the Minority Interest of the Operating Partnership by the total common limited partnership units outstanding. The issuance of additional shares of common stock or common limited partnership units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all common capital transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

Other property income—Other property income primarily includes revenue earned from lease termination fees (see Note 20). For the year ended December 31, 2001, other property income also included approximately $0.8 million related to forfeited escrow deposits on four properties for which the pending sale did not occur.

Income taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2003, 2002 and 2001 and was not subject to any federal income taxes (see Note 24 for tax treatment of the Company’s distributions). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For the year ended December 31, 2003, the taxable REIT subsidiary did not have any GAAP or taxable net income and therefore did not incur any income tax expense.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year’s presentation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of financial instruments—The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2003 and 2002.

Concentration of credit risk—127 of the Company’s total 132 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

As of December 31, 2003, 2002 and 2001, the Company’s ten largest office tenants represented approximately 29.7%, 32.2% and 34.6% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.1%, 8.9% and 9.1%, respectively, of total annual base rental revenues. Of this amount, the Company’s largest tenant, The Boeing Company, accounted for approximately 7.5%, 9.5% and 10.9% of the Company’s total annual base revenues, for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had $0.6 million and $0.2 million, respectively, in outstanding receivables from this tenant which were primarily reimbursement billings.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2003 and 2002, the Company had cash accounts in excess of FDIC insured limits.

Adoption of Stock Option Accounting

In December 2002, the Financial Accounting Standards Board, (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28. “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

At December 31, 2003, the Company had one stock option and incentive plan, which is described more fully in Note 16. Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion 25 “Accounting for Stock Issued to Employees and related Interpretations.” As a result, no stock option expense is reflected in 2001 net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net income available for common shareholders, as reported	$49,263	$40,312	$38,431
Add: Stock option expense included in reported net income	26	23
Deduct: Total stock option expense determined under fair value recognition method for all awards	(108)	(160)	(1,092)

Pro forma net income available for common shareholders	$49,181	$40,175	$37,339

Net Income per common share:
Basic—as reported	$1.79	$1.47	$1.41

Basic—pro forma	$1.62	$1.46	$1.37

Diluted—as reported	$1.78	$1.45	$1.40

Diluted—pro forma	$1.61	$1.45	$1.36

The Company did not issue any options in 2003. The fair value of each option grant issued in 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions (amounts shown as 2002 and 2001, respectively): (a) dividend yield of 7.03% for both years, (b) expected volatility of the Company’s stock of 24.6% and 24.8%, (c) risk free interest rate of 4.88%, and 4.47%, and (d) expected option life of seven years. The effects of applying the fair value provisions of SFAS 123 are not representative of the effects on net income and disclosed pro forma net income for future years because options vest over three years as discussed in Note 16 and additional awards can be made in future years.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. The provisions of FIN 46R are effective for the first reporting period ending after December 15, 2003 for entities considered to be special-purpose entities. The provisions for all other entities subject to FIN 46R are effective for financial statements of the first reporting period ending after March 15, 2004. On February 1, 2003, the Company adopted the provisions of this interpretation, which did not have a material effect on the Company’s results of operations or financial condition.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The July 2003 clarification of Topic D-42 was effective for the Company beginning with the quarter ending September 30, 2003. The Company redeemed all of the outstanding 9.375% Series C Cumulative Redeemable Preferred Units (“Series C Preferred Units”) in November 2003 with the net proceeds from its 7.80% Series E Cumulative Redeemable Preferred Stock offering, which closed on November 21, 2003 (see Notes 13 and 16). This redemption resulted in a $0.9 million charge in 2003 relating to the initial issuance costs of the Series C Preferred units.

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

3.    Dispositions and Acquisitions

Dispositions

During the year ended December 31, 2003, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price ($ in millions)
4351 Latham Avenue Riverside, CA	Office	April	1	21,300	$2.8

5770 Armada Drive Carlsbad, CA	Office	May	1	81,700	14.4

Anaheim Corporate Center Anaheim, CA	Office	June	4	157,800	13.8

4361 Latham Avenue Riverside, CA	Office	July	1	30,600	4.7

			7	291,400	$35.7

During the year ended December 31, 2003, the Company recorded a net gain of approximately $3.6 million in connection with the sale of these properties. The Company used the net proceeds to fund its development and redevelopment programs, pay down principal on mortgage loans and repay borrowings under the Credit Facility (defined in Note 11). The net income and the net gain on disposition for these properties have been included in discontinued operations for the years ended December 31, 2003, 2002 and 2001 (see Note 22).

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

During the year ended December 31, 2002, the Company recorded a net gain of approximately $6.6 million in connection with the sale of these properties. The Company used the net proceeds to fund its development program, finance the Company’s share repurchase program (see Note 14) and repay borrowings under the Credit Facility (defined in Note 11). The net income and the net gain on disposition for these properties have been included in discontinued operations for the years ended December 31, 2002 and 2001 (see Note 22).

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2001, the Company recorded a net gain of approximately $4.7 million in connection with the sale of these properties. The Company used the net proceeds to fund its development program and repay borrowings under the Credit Facility (defined in Note 11). During the year ended December 31, 2002, the Company recognized a gain of approximately $896,000 related to the disposition of an industrial property in Irvine, California that the Company sold in October 2001. This additional gain had previously been reserved for financial reporting purposes until certain contingencies associated with the disposition were resolved. The net income and the net gain on disposition for these properties have been included in continuing operations for the years ended December 31, 2002 and 2001 as it relates to properties sold prior to the prospective adoption of SFAS 144 (see Note 22).

Acquisition of Industrial Property

In August 2002, the Company acquired one industrial property, including undeveloped land adjacent to one of the Company’s stabilized redevelopment projects, located in Santa Ana, California (see Note 4), from an unaffiliated third party for approximately $8.1 million. The property encompasses approximately 107,000 rentable square feet and was 100% leased as of December 31, 2003.

Acquisition of Minority Interest in Development LLC Properties

On March 25, 2002, the Company acquired The Allen Group’s interest in the assets of the Development LLCs which included nine San Diego office properties encompassing approximately 848,300 rentable square feet, and three San Diego development sites, encompassing approximately 11.9 acres (see Notes 1 and 13).

4.    Development and Redevelopment Projects

Stabilized Development Projects

During the year ended December 31, 2003, the Company added the following three development projects to the Company’s stabilized portfolio. All of these projects were completed in 2002 and in the lease-up phase as of December 31, 2002.

Project Name / Submarket	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Committed (1)
12100 W. Olympic Blvd West Los Angeles, CA	Office	Q2 2002	Q2 2003	1	151,000	61%

999 Sepulveda Blvd El Segundo, CA	Office	Q3 2002	Q3 2003	1	133,300	31%

3721 Valley Centre Drive Del Mar, CA	Office	Q3 2002	Q3 2003	1	114,800	100%

Total				3	399,100

(1)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2002, the Company added the following six development projects to the Company’s stabilized portfolio:

Project Name / Submarket	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
15051 Ave. of Science Rancho Bernardo, CA	Office	Q2 2001	Q1 2002	1	70,600

4939 Directors Place Sorrento Mesa, CA	Office	Q1 2002	Q1 2002	1	60,700

23975 Park Sorrento Calabasas, CA	Office	Q2 2001	Q2 2002	1	100,600

15073 Ave. of Science Rancho Bernardo, CA	Office	Q2 2001	Q2 2002	1	46,800

10390 Pacific Center Ct. Sorrento Mesa, CA	Office	Q4 2001	Q2 2002	1	68,400

12340 El Camino Real Del Mar, CA	Office	Q3 2002	Q3 2002	1	89,100

Total				6	436,200

Lease-Up Projects

The Company completed the following office development project in 2003, which was in the lease-up phase at December 31, 2003:

Project Name / Submarket	Property Type	Completion Date	Number of Buildings	Rentable Square Feet	Estimated Stabilization Date (1)	Percentage Committed (2)
12400 High Bluff Del Mar, CA	Office	Q3 2003	1	209,000	Q3 2004	84%

(1)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.
(2)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.

Redevelopment Projects Under Construction

During the year ended December 31, 2003, the Company reclassified the following two properties out of the Company’s stabilized portfolio and into the Company’s redevelopment portfolio. The Company is converting one of these properties from office space to life science space and is performing extensive interior refurbishments at the other property since it had been occupied by a single tenant for approximately 30 years.

Project Name / Submarket	Pre and Post Redevelopment Property Type	Estimated Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet
5717 Pacific Center Blvd.
Sorrento Mesa, CA	Office to Life Science	Q1 2004	Q1 2005	1	68,000

909 Sepulveda Blvd. El Segundo, CA	Office	Q2 2004	Q2 2005	1	248,100

Total				2	316,100

(1)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Completed Redevelopment Projects

During the year ended December 31, 2003, the Company added the following two redevelopment projects to the Company’s stabilized portfolio:

Project Name / Submarket	Pre and Post Redevelopment Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Committed (1)
1700 Carnegie (2)
Santa Ana, CA	R & D to Office	Q3 2002	Q3 2003	1	76,500	48%

10421 Pacific Center Court (3)	Office to	Q3 2003	Q3 2003	1	79,900	61	% (4)
Sorrento Mesa, CA	Life Science

Total				2	156,400

(1)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.
(2)	This project was in the lease-up phase as of December 31, 2002.
(3)	The Company started the redevelopment of this building and reclassified this property out of the Company’s stabilized portfolio and into the Company’s redevelopment portfolio in the first quarter of 2003.
(4)	The Company converted approximately 48,500 square feet of this building to life science space at the request of the tenant. The remainder of the space was leased to another tenant and the lease expired in November 2003.

5.    Current Receivables

Current receivables consisted of the following at December 31:

	2003	2002
	(in thousands)
Tenant rent, reimbursements, and other receivables	$11,291	$7,573
Allowance for uncollectible tenant receivables	(6,372)	(4,499)

Current receivables, net	$4,919	$3,074

6.    Deferred Rent Receivables

Deferred rent receivables consisted of the following at December 31:

	2003	2002
	(in thousands)
Unbilled deferred rent	$42,471	$35,453
Allowance for unbilled deferred rent	(5,667)	(5,987)

Deferred rent receivables, net	$36,804	$29,466

7.    Deferred Leasing Costs

Deferred leasing costs are summarized as follows at December 31:

	2003	2002
	(in thousands)
Deferred leasing costs	$61,860	$57,233
Accumulated amortization	(25,209)	(25,806)

Deferred leasing costs, net	$36,651	$31,427

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Charge for Previously Capitalized Leasing Costs

In 2002, Peregrine Systems, Inc. (“Peregrine”) leased four office buildings totaling approximately 423,900 rentable square feet under four separate leases. Peregrine had filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on September 22, 2002. Peregrine had advised the Company that it likely would not need all of the buildings upon resolution of its financial issues, therefore, during the year ended December 31, 2002, the Company recorded a $5.3 million charge to depreciation and amortization for leasing commissions and certain tenant improvements that were previously capitalized in connection with the leases with Peregrine. In addition, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for a fifth and final building that was to be leased to Peregrine. Peregrine surrendered this building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of operating properties (see Note 20).

9.    Deferred Financing Costs

Deferred financing costs are summarized as follows at December 31:

	2003	2002
	(in thousands)
Deferred financing costs	$15,750	$15,257
Fair value of interest rate cap agreements (See Note 12)	4	212
Accumulated amortization	(12,097)	(9,248)

Deferred financing costs, net	$3,657	$6,221

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

	2003	2002
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$86,811	$88,630
Mortgage loan payable, due August 2008, fixed interest at 3.80%, monthly principal and interest payments	79,640
Mortgage note payable, due January 2005, fixed interest at 6.70%, monthly principal and interest payments	78,377	79,287
Mortgage note payable, due January 2005, fixed interest at 8.35%, monthly principal and interest payments(a)	74,819	76,509
Mortgage note payable, due October 2003, interest at LIBOR plus 1.75%, (3.19% at December 31, 2002), monthly interest-only payments(b)		75,671
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (2.91% and 3.23% at December 31, 2003 and 2002, respectively)(b)(c)(d)	43,582	16,242
Mortgage loan payable, due January 2006, interest at LIBOR plus 1.75%, (2.91% and 3.17% at December 31, 2003 and 2002, respectively), monthly interest only payments(b)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.40%, (2.56% and 2.82% at December 31, 2003 and 2002, respectively), monthly interest only payments(b)(e)	29,000	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	25,555	26,652
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (2.92% and 3.13% at December 31, 2003 and 2002, respectively), monthly principal and interest payments(b)	20,253	20,910
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,747	17,951
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	12,324	12,516
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	10,974	11,549
Mortgage note payable, due November 2014, fixed interest at 8.43%, monthly principal and interest payments	6,790	9,737
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,823	4,966
Mortgage note payable, due October 2013, fixed interest at 8.21%, monthly principal and interest payments	4,353	6,417

	$526,048	$507,037

(a)	After January 2005, the mortgage note is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The contractual maturity date is February 2022, however the Company intends to refinance the debt prior to January 2005 without any prepayment penalty.

(b)	The variable interest rates stated as of December 31, 2003 and 2002 are based on the last repricing date during the respective periods which vary based on the terms of each note. The repricing rates may not be equal to LIBOR at December 31, 2003 and 2002.

(c)	This construction loan has a limited recourse provision that holds the Company liable for up to approximately $14.3 million plus any unpaid accrued interest.

(d)	The maturity of this loan may be extended for up to one year.

(e)	The maturity of this loan may be extended for up to two one-year periods.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s secured debt was collateralized by 73 operating properties and one in process development project at December 31, 2003 with a combined net book value of $681 million and 79 operating properties and one in process development project at December 31, 2002 with a combined net book value of $614 million. As of December 31, 2003 and 2002, the Company’s secured debt had a weighted average interest rate, excluding loan fees, of 5.78% and 5.97%, respectively.

At December 31, 2003, eleven of the Company’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

Certain secured debt agreements contain restrictive covenants including minimum debt yields and debt service coverage ratios. The Company was in compliance with all of the covenants at December 31, 2003 and 2002.

Scheduled contractual principal payments for the above secured debt at December 31, 2003, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2004	$73,868
2005	120,434
2006	39,664
2007	30,183
2008	81,110
Thereafter	180,789

Total	$526,048

11.    Unsecured Line of Credit

In March 2002, the Company obtained a $425 million unsecured revolving credit facility (the “Credit Facility”) with a bank group led by J.P. Morgan Securities, Inc. to replace its previous $400 million unsecured revolving credit line which was scheduled to mature in November 2002. The Company repaid its $100 million unsecured debt facility, which was scheduled to mature September 2002, with borrowings under the Credit Facility. As of December 31, 2003, the Company had borrowings of $235.0 million outstanding under the Credit Facility and availability of approximately $84.2 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.66% and 2.92% at December 31, 2003 and 2002, respectively), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

The Credit Facility and certain other secured debt arrangements contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at December 31, 2003 and 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest and loan fees capitalized for the years ended December 31, 2003, 2002 and 2001 were $11.8 million, $14.0 million and $13.6 million, respectively.

12.    Derivative Financial Instruments

As of December 31, 2003 and 2002, the Company reported liabilities of $2.7 million and $3.7 million, respectively, reflecting the fair value of its interest rate swap agreements which are included in other liabilities in the consolidated balance sheets. As of December 31, 2003 and 2002, the Company reported assets of $4,000 and $0.2 million reflecting the fair value of its interest rate cap agreements which are included in deferred financing costs in the consolidated balance sheets (see Note 9).

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at December 31:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	2003	2002
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(1,608)	$(2,735)
Interest rate swap	50,000	LIBOR	2.57%	November 2005	(553)	(457)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(251)	(248)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	(251)	(248)

Total included in other liabilities					(2,663)	(3,688)

Interest rate cap	50,000	LIBOR	4.25%	January 2005	2	106
Interest rate cap	50,000	LIBOR	4.25%	January 2005	2	106

Total included in deferred financing costs					4	212

Total					$(2,659)	$(3,476)

The instruments described above have been designated as cash flow hedges. The Company uses these instruments to hedge the interest rate risk associated with a portion of its pool of outstanding variable-rate debt that is equal in principal amount to the notional amount of the Company’s outstanding derivative instruments. (See Notes 10 and 11 for a discussion of the Company’s outstanding variable rate and fixed rate debt.) The significant terms of the Company’s pool of outstanding variable-rate debt, which include the LIBOR index and the repricing dates, have been set to effectively match the terms of the Company’s hedging instruments. The Company’s strategy is to effectively convert a portion of its variable-rate debt to fixed-rate debt.

During 2002, the Company paid a $2.4 million premium to enter into two interest rate cap agreements, which represented the fair market value at the inception of the agreements. This premium is being amortized into earnings over the term of the cap agreements using the caplet value approach.

As of December 31, 2003 and 2002, the balance in accumulated net other comprehensive loss was $4.4 million and $5.8 million, respectively, relating to the net decrease in the fair market value of the derivative instruments outstanding at the end of each period. For the years ended December 31, 2003, 2002 and 2001, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ending December 31, 2004, the Company estimates that it will reclassify approximately $4.5 million to interest expense.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Minority Interests

Common Limited Partnership Unitholders

The Company owned an 87.2% and 86.6% general partnership interest in Operating Partnership as of December 31, 2003 and 2002, respectively. The remaining 12.8% and 13.4% common limited partnership interest as of December 31, 2003 and 2002, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or cash equal to the fair market value at the time of redemption.

During the years ended December 31, 2003 and 2002, 82,439 and 222,270 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis, respectively. Of these common limited partnership units exchanged in 2003 and 2002, 25,299 and 177,563, respectively, common limited partnership units were owned by a partnership affiliated with The Allen Group. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership holders.

Preferred Unitholders

As of December 31, 2003 and 2002, the Company had issued and outstanding 1,500,000 8.075% Series A Cumulative Redeemable Preferred units (the “Series A Preferred units”) and 900,000 9.250% Series D Cumulative Redeemable Preferred units (the “Series D Preferred units”) representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. The Series A and Series D Preferred units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after February 6, 2003 and December 9, 2004, respectively, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A and Series D Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 8.075% Series A Cumulative Redeemable Preferred stock beginning February 6, 2008 and the Company’s 9.250% Series D Cumulative Redeemable Preferred beginning December 9, 2009, respectively, or earlier under certain circumstances.

Each series of preferred units may be exchanged for shares of a corresponding series of preferred stock of the Company’s preferred stock at the election of 51% of the holders of the applicable series of preferred units:

(i) if distributions on the applicable series have not been timely made for any six prior quarters, or the Operating Partnership is likely to become a publicly traded partnership for federal income tax purposes;

(ii) if, prior to the tenth anniversary of their date of issuance, the respective class of preferred units would not be considered “stock and securities” for federal income tax purposes; and

(iii) at any time following the tenth anniversary of their date of issuance.

In addition, each series of preferred units may also be exchanged for shares of a corresponding series of the Company’s preferred stock if either the Operating Partnership or the initial holder of the preferred units believes, based upon the opinion of counsel, that the character of Operating Partnership’s assets and income would not allow it to qualify as a REIT if it were a corporation. In lieu of exchanging preferred units for preferred stock, the Company may elect to redeem all or a portion of the respective series of preferred units for cash in an amount equal to $50.00 per unit plus accrued and unpaid distributions. Each series may only be exchanged in whole, but not in part, and each exchange is subject to the REIT ownership limits contained in the Company’s charter.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company also had issued and outstanding 700,000 9.375% Series C Cumulative Redeemable Preferred units (the “Series C Preferred units”), representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. In November 2003, the Operating Partnership redeemed all 700,000 outstanding Series C Preferred Units with proceeds from a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (see Note 14.) In 2003, the Company recorded a $0.9 million charge relating to the initial issuance costs of the redeemed units.

The Company makes quarterly distributions to the preferred unitholders each February, May, August and November. The following table sets forth the accrued distributions payable to preferred unitholders that is included in the Series A, Series C and Series D Preferred unit balances on the balance sheet at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(in thousands)
Distributions payable to:
Series A Preferred Units	$757	$757
Series C Preferred Units		410
Series D Preferred Units	520	520

	$1,277	$1,687

Development LLC’s

On March 25, 2002, the Company acquired The Allen Group’s minority interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs. The net consideration was approximately $40.9 million. The acquisition was funded with $2.2 million in cash and 1,398,068 common limited partnership units of the Operating Partnership valued at $38.7 million based upon the closing share price of the Company’s common stock as reported on the New York Stock Exchange. In connection with the acquisition, the Company recognized $3.9 million of preferred return income that had been previously earned but fully reserved for financial reporting purposes until the acquisition was complete and the related litigation between the parties was settled. The preferred return investment earned a 12.5% annual rate of return. In connection with the acquisition, the Company repaid three construction loans, which were secured by certain of the Development LLC properties.

14.    Stockholders’ Equity

Preferred Stock

In November 2003, the Company completed a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The Company used the net proceeds from the offering to redeem all outstanding Series C Preferred Units (see Note 13).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares

In February 2004, 2003 and 2002, the Company’s Compensation Committee granted an aggregate of 111,159, 118,733 and 81,729 restricted shares, respectively, of the Company’s common stock to certain executive officers and key employees. In 2003, the Company’s Executive Compensation Committee granted an aggregate of 4,945 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation and one newly elected board member’s initial equity award. The restricted shares are subject to restrictions determined by the Company’s Compensation Committee. The restricted shares have the same dividend and voting rights as common stock, are legally issued and outstanding, and are included in the Company’s calculation of weighted average diluted outstanding shares at December 31, 2003, 2002 and 2001 (see Note 16 for the terms of the restricted stock grants and the related amortization of compensation expense).

Exchange of Common Limited Partnership Units

During 2003 and 2002, 82,439 and 222,270 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 13). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

Share Repurchases

During the year ended December 31, 2003, the Company accepted the return, at the current quoted market price, of 78,630 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

In November 2002, the Company’s Board of Directors authorized the repurchase of an additional one million shares under its existing common stock share repurchase program. This action increased the total authorized shares under this program to an aggregate of four million shares. During the year ended December 31, 2002, the Company repurchased 508,200 shares of its common stock in open market transactions for an aggregate price of $11.4 million, or $22.39 per share. The Company did not repurchase any shares during the years ended December 31, 2003 and 2001. Repurchases were funded primarily through proceeds received from the Company’s disposition program, working capital and borrowings on the Company’s Credit Facility. As of December 31, 2003, an aggregate of 1,227,500 shares remained eligible for repurchase under this program.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2003, no shares had been acquired under the Plan from new issuances.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Registration Statements

In 2003, the SEC declared effective the Company’s registration statement on Form S-3, which registered the potential issuance and resale of up to a total of 1,398,068 shares of the Company’s common stock that may be issued in redemption of 1,398,068 common limited partnership units of the Operating Partnership previously issued in connection with the acquisition of the minority interest in the Development LLC properties (see Notes 2 and 13). In 2002, the SEC declared effective the Company’s registration statement on Form S-3, which registered the potential issuance and resale of up to a total of 1,133 shares of the Company’s common stock in exchange for 1,133 common limited partnership units of the Operating partnership previously issued in connection with a related party acquisition. The common limited partnership units may be exchanged at the Company’s option into shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock resulting from any such exchange.

The Company has the ability to issue up to an additional $273 million of equity securities, available as of the date of this report, under a currently effective “shelf” registration statement.

Accrued Distributions

Accrued distributions at December 31, 2003 and 2002, consisted of the following amounts payable to registered common stockholders of record holding 28,209,213 and 27,419,880 shares of common stock, respectively, common unitholders holding 4,154,313 and 4,236,752 common limited partnership units of the Operating Partnership, respectively, and registered preferred stockholders of 1,610,000 and zero shares of Series E Preferred Stock, respectively:

	December 31,
	2003	2002
	(in thousands)
Distributions payable to:
Common stockholders	$13,964	$13,573
Common unitholders of the Operating Partnership	2,056	2,097

Total accrued distribution to common stockholders and unitholders	16,020	15,670
Preferred stockholders	349	—

Total accrued distributions	$16,369	$15,670

15.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2018 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2003, are summarized as follows:

Year Ending	(in thousands)
2004	$173,625
2005	161,571
2006	143,131
2007	123,115
2008	104,208
Thereafter	454,819

Total	$1,160,469

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.     Employee Retirement and Stock Option and Incentive Plans

Retirement Savings Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to sixty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. For each of the years ended December 31, 2003, 2002, and 2001, the Company contributed $0.3 million to the 401(k) Plan.

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

In February 2002, the Company’s Compensation Committee approved two new programs under the Stock Plan for the future potential issuance of restricted shares of common stock and one program under the Stock Plan for the potential payment of cash to certain key employees as part of their annual and long-term incentive compensation. The number of shares that will ultimately be issued and the amount of cash that will ultimately be paid under these programs will be contingent upon both the Company and the individuals meeting certain financial, operating and development performance targets during each fiscal year. The awards are payable at the discretion of the Compensation Committee. The restricted stock awards will vest over different periods depending upon the specific program and will be expensed over the performance and vesting periods.

In February 2004, the Company’s Compensation Committee granted an aggregate of 111,159 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $34.85 on the February 10, 2004 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 21,234 vest over a one-year period, 68,403 vest over a two-year period and 21,522 vest over a four-year period. The Company recorded approximately $1.1 million in compensation expense related to this restricted stock grant during the year ended December 31, 2003.

In February 2003, the Company’s Compensation Committee granted an aggregate of 118,733 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 25,903 vest over a one-year period and 92,830 vest over a two-year period. The compensation expense related to this restricted stock grant was approximately $1.0 million for both years ended December 31, 2003 and 2002.

In February 2002, the Company’s Compensation Committee granted an aggregate of 81,729 restricted shares of common stock to certain executive officers. Compensation expense for the restricted shares is calculated based on the closing per share price of $25.74 on the February 26, 2002 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 20,541 vested over a one-

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year period and 61,188 vest over a two-year period. The compensation expense related to this restricted stock grant was approximately $0.9 million and $1.1 million for the year ended December 31, 2003 and 2002, respectively.

In March 2003, the Company’s Executive Compensation Committee implemented a special long-term compensation program for the Company’s executive officers that provides for cash compensation to be earned at the end of a three-year period if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the three-year period exceeds 10%. Amounts paid under the special long-term compensation program are payable at the discretion of the Executive Compensation Committee. During the year ended December 31, 2003, the Company accrued approximately $5.9 million of compensation expense related to this plan.

Board Compensation

In May 2003, the Company’s Executive Compensation Committee granted an aggregate of 3,945 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation. In July 2003, the Company’s Executive Compensation Committee granted 1,000 shares to the Company’s newly elected board member representing his initial equity award. The restricted stock was granted under the Company’s 1997 Stock Option and Incentive Plan in accordance with the Company’s new Board of Directors compensation plan. The new Board of Directors compensation plan was approved by the Board of Directors in May 2003. Compensation expense for the 3,945 and 1,000 restricted shares is calculated based on the closing per share price of $25.38 and $28.48 on the respective May 8, 2003 and July 24, 2003 grant dates and is being amortized over the respective two-year and four-year vesting periods. The Company recorded compensation expense of approximately $35,000 related to these restricted stock grants during the year ended December 31, 2003.

Stock Options

At December 31, 2003, 2002 and 2001, an aggregate of 214,714, 1,167,272 and 1,436,341 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $23.86, $23.30 and $23.15, respectively. The weighted average exercise price of the options outstanding at December 31, 2003, 2002 and 2001 was $24.09, $23.40 and $23.22, respectively, with weighted average remaining contractual lives of 4.9 years, 5.0 years and 6.0 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s stock option activity is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,012,799	$23.13
Granted	25,000	26.51
Exercised	(424,797)	22.43
Cancelled	(80,000)	25.06

Outstanding at December 31, 2001	1,533,002	23.22

Granted	25,000	25.77
Exercised	(292,403)	22.67
Cancelled	(25,000)	23.00

Outstanding at December 31, 2002	1,240,599	23.40

Granted	—	—
Exercised	(1,000,890)	23.24
Cancelled	—	—

Outstanding at December 31, 2003	239,709	$24.09

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $26,000 and $23,000 of compensation expense for the years ended December 31, 2003 and 2002, respectively. This compensation expense relates to the Company’s grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

17.    Commitments and Contingencies

Operating leases—The Company has noncancelable ground lease obligations on the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center, Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084. On the Kilroy Airport Center and the SeaTac Office Center ground leases, rentals are subject to adjustments every five years based on the Consumer Price Index.

During the year ended December 31, 2002 the Company renegotiated the ground leases at Kilroy Airport Center, Phases I, II, and III in Long Beach, California, resulting in a reduction of annual ground lease expense of approximately $0.3 million. The ground lease obligation will be subject to fair market value adjustments every five years. The Company also exercised the option to extend the ground leases for an additional fifty years. The ground leases now expire in July 2084 as discussed above.

During the year ended December 31, 2003, the Company renegotiated the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. The Company leases this land, which is adjacent to the Company’s other properties at Kilroy Airport Center, Long Beach, for future development opportunities. The ground lease term was extended to July 2084 subject to the Company’s right to terminate this lease upon written notice to the landlord on or before October 2007. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment upon the completion of a building on the premises or in October 2007, whichever occurs first, and at scheduled dates thereafter.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum commitment under these leases at December 31, 2003 was as follows:

Year Ending	(in thousands)
2004	$1,478
2005	1,466
2006	1,467
2007	1,470
2008	1,470
Thereafter	72,498

Total	$79,849

Litigation—With exception of the lawsuit disclosed in Note 20, neither the Company nor any of the Company’s Properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

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

18.    Related-Party Transactions

As part of the Company’s marketing strategy, KSSLC had an agreement with TradeWind Navigation, Inc., a company owned solely by John B. Kilroy, Sr., to charter a sailing vessel for 26 weeks during the year. The Company used the sailing vessel in its marketing efforts by sponsoring broker events. During the years ended December 31, 2003, 2002 and 2001, KSLLC paid TradeWind Navigation, Inc. approximately $94,000, $0.3 million and $0.3 million, under this agreement. This agreement was terminated in April 2003.

In July 2002, KAICO, a partnership owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors, John B. Kilroy, Jr. the Company’s President and Chief Executive Officer, and certain other Kilroy family members, received a $1.4 million net insurance payment for earthquake related damage to three buildings in an office complex the Company acquired from KAICO in a series of transactions from May 2000 through January 2001. In connection with the acquisition, KAICO and the Company agreed that KAICO would be entitled to retain all claims under policies of insurance in effect with respect to these properties, with the exception that KAICO transferred to the Company the rights to any claims under any insurance policy that related to the portion of the complex known as 909 Sepulveda Boulevard. Of the total $1.4 million payment, $1.2 million related to claims for 955 and 999 Sepulveda Boulevard and $0.2 million related to claims for 909 Sepulveda Boulevard. Based on the agreement between KAICO and the Company discussed above, the $0.2 million that related to 909 Sepulveda Boulevard was paid to a wholly-owned subsidiary of the Company in July 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, other assets include a note receivable and accrued interest totaling approximately $0.2 million due from a Senior Vice President of the Company. The officer repaid the principal and interest balance in full in June 2003. The note, which was issued in November 2000, accrued interest at 8% and was secured by real property owned by the officer.

19.    Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company’s variable-rate secured debt and outstanding borrowings on the Credit Facility approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company (see Notes 10 and 11).

For fixed-rate secured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s fixed-rate secured debt was approximately $414 million and $359 million at December 31, 2003 and 2002, respectively. See Note 10 for further detail on the Company’s secured debt and Note 12 for the fair value of the Company’s derivative instruments.

20.    Lease Termination Fees

Peregrine Systems, Inc.

Under the terms of Peregrine’s plan of reorganization and in accordance with a settlement agreement approved by the bankruptcy court in July 2003, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and is scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years resulting from Peregrine’s early termination of leases it had with the Company. In connection with the settlement agreement, the Company reduced its allowance for unbilled deferred rents by approximately $2.0 million for amounts specifically related to the terminated Peregrine leases, and reversed a $0.5 million reserve previously charged to general and administrative expenses for costs the Company paid for the fifth building that was to be leased to Peregrine (see Note 8). The Company then recorded a net lease termination fee of $18.0 million representing the $18.3 million payment received in the third quarter of 2003 plus the $2.6 million net present value of the payments to be received in the future, offset by $2.9 million of receivables and other costs and obligations associated with the leases. In addition, the Company increased its provision for bad debts by $2.6 million to reserve the portion of the lease termination fee that related to the future annual payments.

eToys, Inc.

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

In August 2002, EBC I, formerly known as eToys, filed a lawsuit in the Superior Court of the State of Californnia against the Company seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. Management strongly disagrees with the points outlined in the suit and is vigorously defending itself against the claim. However, if EBC I were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other Significant Lease Termination Fees

In January 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at an office property in Sorrento Mesa, California, which encompasses approximately 68,000 rentable square feet. Subsequent to the termination of this lease, this property was moved to the Company’s redevelopment portfolio (see Note 4) since the Company is repositioning it for life science use.

21.    Segment Disclosure

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues and Expenses:
Office Properties:
Operating revenues(1)	$189,695	$165,367	$160,170
Property and related expenses	46,583	46,438	41,397

Net operating income, as defined	143,112	118,929	118,773

Industrial Properties:
Operating revenues(1)	38,091	38,804	42,182
Property and related expenses	5,948	7,028	6,906

Net operating income, as defined	32,143	31,776	35,276

Total Reportable Segments:
Operating revenues(1)	227,786	204,171	202,352
Property and related expenses	52,531	53,466	48,303

Net operating income, as defined	175,255	150,705	154,049

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	175,255	150,705	154,049
Other unallocated revenues:
Other income	196	513	1,030
Other unallocated expenses:
General and administrative expenses	19,140	12,557	11,692
Interest expense	33,385	35,380	41,024
Depreciation and amortization	56,237	58,797	50,429

Income from continuing operations	66,689	44,484	51,934
Net gain on dispositions of operating properties(2)		896	4,714
Minority interests	(21,016)	(15,008)	(21,192)
Income from discontinued operations	3,939	9,940	4,367
Cumulative effect of change in accounting principle			(1,392)

Net income	49,612	40,312	38,431
Preferred dividends	(349)

Net income available to common shareholders	$49,263	$40,312	$38,431

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain litigation associated was resolved in the second quarter of 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,062,425	$1,081,971
Undeveloped land and construction in progress, net	131,411	108,465
Total assets(1)	1,262,587	1,242,437

Industrial Properties:
Land, buildings and improvements, net	211,079	217,279
Total assets(1)	220,701	229,245

Total Reportable Segments:
Land, buildings and improvements, net	1,273,504	1,299,250
Undeveloped land and construction in progress, net	131,411	108,465
Total assets(1)	1,483,288	1,471,682

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,483,288	1,471,682
Other unallocated assets:
Cash and cash equivalents	9,892	15,777
Restricted cash	8,558	6,814
Deferred financing costs, net	3,657	6,221
Prepaid expenses and other assets	7,240	6,108

Total consolidated assets	$1,512,635	$1,506,602

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rents receivable, and deferred leasing costs, all shown on a net basis.

	December 31,
	2003	2002
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for undeveloped land and construction in progress	$56,433	$117,600
Acquisition of operating properties		7,569
Recurring capital expenditures and tenant improvements	22,226	14,490

Industrial Properties:
Recurring capital expenditures and tenant improvements	740	1,120

Total Reportable Segments:
Expenditures for undeveloped land and construction in progress	56,433	117,600
Acquisition of operating properties		7,569
Recurring capital expenditures and tenant improvements	22,966	15,610

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Discontinued Operations

In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2003, 2002 and 2001, discontinued operations related to the seven office buildings that the Company sold in 2003 (see Note 3). For the years ended December 31, 2002 and 2001, discontinued operations also related to the 12 industrial and five office buildings that the Company sold in 2002 (see Note 3). In connection with the disposition of one of the buildings sold in 2003 and one of the buildings sold in 2002 the Company repaid approximately $8.0 million and $4.1 million, respectively, in principal of a mortgage loan partially secured by these properties. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
REVENUES:
Rental income	$1,718	$8,517	$9,258
Tenant reimbursements	207	1,170	1,246
Other property income	12	26	29

Total revenues	1,937	9,713	10,533

EXPENSES:
Property expenses	317	1,600	1,751
Real estate taxes	159	862	907
Provision for bad debts	13	101	127
Interest expense	82	354	655
Depreciation and amortization	465	1,989	2,215

Total expenses	1,036	4,906	5,655

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest	901	4,807	4,878
Net gain on dispositions of discontinued operations	3,642	6,570
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(604)	(1,437)	(511)

Total income from discontinued operations	$3,939	$9,940	$4,367

The following table summarizes the total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Reportable Segments:
Office Properties	$3,939	$5,510	$3,019
Industrial Properties		4,430	1,348

Total income from discontinued operations	$3,939	$9,940	$4,367

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before cumulative effect of change in accounting principle and preferred dividends	$45,673	$30,372	$35,456
Discontinued operations	3,939	9,940	4,367
Preferred dividends	(349)
Cumulative effect of change in accounting principle			(1,392)

Net income available for common shareholders—numerator for basic and diluted earnings per share	$49,263	$40,312	$38,431

Denominator:
Basic weighted average shares outstanding	27,526,684	27,449,676	27,167,006
Effect of dilutive securities—stock options and restricted shares	211,107	272,521	205,945

Diluted weighted average shares and common share equivalents outstanding	27,737,791	27,722,197	27,372,951

Basic earnings per share:
Net income from continuing operations before cumulative effect of change in accounting principle and preferred dividends	$1.66	$1.11	$1.30
Discontinued operations	0.14	0.36	0.16
Preferred dividends	(0.01)
Cumulative effect of change in accounting principle			(0.05)

Net income available to common shareholders	$1.79	$1.47	$1.41

Diluted earnings per share:
Net income from continuing operations before cumulative effect of change in accounting principle and preferred dividends	$1.65	$1.10	$1.30
Discontinued operations	0.14	0.35	0.15
Preferred dividends	(0.01)
Cumulative effect of change in accounting principle			(0.05)

Net income available to common shareholders	$1.78	$1.45	$1.40

At December 31, 2003, Company employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Dividends declared per common share	$1.980	$1.980	$1.920
Less: Dividends declared in the current year, and paid in the following year	(0.495)	(0.495)	(0.480)
Add: Dividends declared in the prior year, and paid in the current year	0.495	0.480	0.450

Dividends paid per common share	$1.980	$1.965	$1.890

The income tax treatment for distributions reportable for the years ended December 31, 2003, 2002, and 2001 as identified in the table above, was as follows:

	2003		2002		2001
Ordinary income	$1.213	61.26%	$1.522	77.47%	$1.093	57.82%
Return of capital	0.690	34.84	0.292	14.88	0.742	39.27
Capital gains(1)	0.041	2.07	0.070	3.56	0.029	1.52
Unrecaptured section 1250 capital gains	0.036	1.83	0.081	4.09	0.026	1.39

	$1.980	100.00%	$1.965	100.00%	$1.890	100.00%

(1)	2003 Capital Gains are comprised of approximately $0.014 in Qualified 5-Year Gains and approximately $0.027 in Post May 5th Capital Gain Distributions. 2002 and 2001 Capital Gains are comprised entirely of 20% Rate Gains.

25.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was as follows:

	2003 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$53,932	$49,638	$70,011	$54,205
Net Operating Income from continuing operations(2)	40,695	39,485	54,691	40,386
Income from continuing operations	10,496	9,850	20,043	5,287
Discontinued operations	433	3,510	(4)
Preferred dividends				(349)
Net income available for common shareholders	10,929	13,360	20,039	4,938
Net income per common share—basic	$0.40	$0.49	$0.73	$0.18
Net income per common share—diluted	$0.40	$0.49	$0.72	$0.18

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 21 for definition of Net Operating income.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$50,618	$51,208	$49,781	$52,564
Net Operating Income from continuing operations(2)	38,475	37,159	37,002	38,069
Income from continuing operations	12,332	3,677	6,554	7,812
Discontinued operations	1,175	1,280	1,331	6,153
Net income available for common shareholders	13,507	4,957	7,885	13,965
Net income per common share—basic	$0.50	$0.18	$0.29	$0.51
Net income per common share—diluted	$0.49	$0.18	$0.28	$0.50

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 21 for definition of Net Operating income.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10Q due to the reclassification of the net income and net gains on the dispositions of operating properties sold subsequent to December 31, 2001 to discontinued operations, in accordance with SFAS 144 (see Note 22).

26.    Subsequent Events

On January 16, 2004, aggregate distributions of $16.0 million were paid to common stockholders and common unitholders of record on December 31, 2003.

On February 10, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.495 per common share payable on April 16, 2004 to shareholders of record on March 31, 2004.

On February 10, 2004, the Company’s Board of Directors also declared a dividend of $0.4875 per share on the Company’s Series E Preferred Stock payable on May 14, 2004 to preferred stockholders of record on May 1, 2004.

On February 17, 2004, aggregate distributions of $0.7 million were paid to preferred stockholders of record on February 1, 2004 for the period commencing on and including November 21, 2003 and ending on and including February 14, 2004.

On February 17, 2004, aggregate distributions of $2.6 million were paid to the Series A and Series D Preferred unitholders.

In February 2004, the Company borrowed $81 million under a mortgage loan that is secured by four office properties in a five-building complex and requires interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through July 2004. Beginning in August 2004 through August 2012, the scheduled maturity date, the loan requires monthly principal and interest payments based on a fixed annual interest rate of 5.57%. The Company used a portion of the proceeds to repay an outstanding mortgage loan with a principal balance of $20.3 million that was scheduled to mature in June of 2004. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility. The Company has also received a commitment from a financial institution for a $34 million mortgage loan that will be secured by the fifth building in the complex. The loan will be co-terminus with and have similar terms as the new $81 million loan with a final fixed annual interest rate of 4.95%. The closing of this loan is subject to customary conditions and is expected to occur in the first quarter of 2004. The Company intends to use the proceeds to repay borrowings under the Credit Facility.

On March 5, 2004, the Company amended the terms of its Series A Preferred Units to reduce the distribution rate and extend the optional redemption date to September 30, 2009. Commencing March 5, 2004, distributions on the Series A Preferred Units will accrue at a rate of 7.45% per annum.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.    Schedule of Rental Property

	December 31, 2003
	Initial Cost			Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
Kilroy Airport Center, El Segundo El Segundo, California	$74,819 (3)	$6,141	$69,195	$28,503	$6,141	$97,698	$103,839	$63,632	1983	(C)	706,302
Kilroy Airport Center, Phase I— Long Beach, California				25,573		25,573	25,573	5,296	1997	(A)	225,083
Kilroy Airport Center, Phase II— Long Beach, California			47,387	11,928		59,315	59,315	31,456	1989	(C)	395,613
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California	(3)	1,518	2,612	748	1,518	3,360	4,878	787	1997	(A)	43,228
2829 Townsgate Road Thousand Oaks, California	(3)	5,248	8,001	1,307	5,248	9,308	14,556	2,300	1997	(A)	81,158
181/185 S. Douglas Street El Segundo, California	(3)	525	4,687	3,973	628	8,557	9,185	4,786	1978	(C)	62,150
SeaTac Office Center Seattle, Washington			25,993	20,767		46,760	46,760	34,025	1977	(C)	532,430
2100 Colorado Avenue Santa Monica, California	86,811 (4)	5,474	26,087	474	5,476	26,559	32,035	4,945	1997	(A)	94,844
5151-5155 Camino Ruiz Camarillo, California		4,501	19,710	1,957	4,501	21,667	26,168	4,286	1997	(A)	265,372
111 Pacifica Irvine, California	(4)	5,165	4,653	1,460	5,166	6,112	11,278	1,394	1997	(A)	67,381
2501 Pullman/1700 Carnegie Santa Ana, California		6,588	9,211	4,913	7,127	13,585	20,712	1,584	1997	(A)	129,766
26541 Agoura Road Calabasas, California		1,979	9,630	2,331	1,979	11,961	13,940	4,176	1997	(A)	90,878
9451 Toledo Way Irvine, California			869	1,201		2,070	2,070	938	1997	(A)	27,200
1633 26th Street Santa Monica, California		2,080	6,672	1,468	2,040	8,180	10,220	2,154	1997	(A)	44,915
12400 High Bluff San Diego, California	43,582 (5)	15,167	40,497		15,167	40,497	55,664	356	2003	(A)	208,961
601 Valencia Avenue Brea, California		3,518	2,900	129	3,519	3,028	6,547	617	1997	(A)	60,891
3750 University Avenue Riverside, California		2,909	19,372	877	2,912	20,246	23,158	3,936	1997	(A)	124,986
6215/6220 Greenwich Drive San Diego, California	19,114 (6)	4,796	15,863	8,225	5,148	23,736	28,884	5,125	1997	(A)	212,214
6055 Lusk Avenue San Diego, California	79,640 (7)	3,935	8,008	21	3,942	8,022	11,964	1,413	1997	(A)	93,000
6260 Sequence Drive San Diego, California	(7)	3,206	9,803	23	3,212	9,820	13,032	1,730	1997	(A)	130,000
6290 Sequence Drive San Diego, California	(7)	2,403	7,349	17	2,407	7,362	9,769	1,297	1997	(A)	90,000
8101 Kaiser Blvd Anaheim, California		2,369	6,180	400	2,377	6,572	8,949	1,299	1997	(A)	60,177
3130 Wilshire Blvd. Santa Monica, California		8,921	6,579	5,146	9,188	11,458	20,646	3,011	1997	(A)	88,338

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
12312 W. Olympic Blvd. Los Angeles, California			$3,325	$12,202	$576	$3,399	$12,704	$16,103	$2,272	1997	(A)	78,000
525 N. Brand Blvd. Glendale, California			1,360	8,771	1,656	1,373	10,414	11,787	1,634	1997	(A)	43,647
Kilroy Airport Long Beach— Phase IV(2) Long Beach, California					2,088		2,088	2,088	1,568
501 Santa Monica Blvd. Santa Monica, California	(4)		4,547	12,044	1,965	4,551	14,005	18,556	2,735	1998	(A)	70,045
6340/6350 Sequence Drive San Diego, California	(4)		7,375	22,126	2,402	7,386	24,517	31,903	4,877	1998	(A)	199,000
15378 Avenue of Science San Diego, California	(7)		3,565	3,796	1,569	3,565	5,365	8,930	825	1998	(A)	68,910
Pacific Corporate Center San Diego, California	(4)		14,979	39,634	9,323	14,978	48,958	63,936	8,500	1998	(A)	411,339
9455 Towne Center Drive San Diego, California	(7)			3,936	3,143	3,118	3,961	7,079	810	1998	(A)	45,195
12225/12235 El Camino Real San Diego, California	(7)		3,207	18,176	71	3,213	18,241	21,454	2,734	1998	(A)	115,513
12348 High Bluff Drive San Diego, California	(7)		1,629	3,096	2,019	1,629	5,115	6,744	1,784	1999	(C)	40,274
4690 Executive Drive San Diego, California	(7)		1,623	7,926	455	1,623	8,381	10,004	1,392	1999	(A)	50,929
9785/9791 Towne Center Drive San Diego, California	(7)		4,536	16,554	46	4,546	16,590	21,136	2,251	1999	(A)	126,000
5005/5010 Wateridge Vista Drive San Diego, California	20,253	(8)	7,106	15,816	4,974	9,334	18,562	27,896	2,635	1999	(C)	172,778
3579 Valley Center Drive San Diego, California			2,167	6,897	2,892	2,858	9,098	11,956	968	1999	(C)	52,375
Kilroy Airport Center—Phase III Long Beach, California				49,654	4,217		53,871	53,871	11,036	1999/2000	(C)	328,502
12390 El Camino Real San Diego, California	31,000	(9)	3,453	11,981	1,359	3,453	13,340	16,793	2,041	2000	(C)	72,332
6310 Sequence Drive San Diego, California	(4)		2,941	4,946	(7)	2,941	4,939	7,880	820	2000	(C)	62,415
15435/15445 Innovation Drive San Diego, California	10,974	(10)	4,286	12,622	13	4,286	12,635	16,921	3,659	2000	(C)	103,000
24025 Park Sorrento Calabasas, California	25,555	(11)	845	15,896	414	845	16,310	17,155	2,833	2000	(C)	100,592
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	7,410	3,977	43,250	47,227	5,544	2000	(C)	151,019
3611 Valley Centre Drive San Diego, California			4,184	19,352	5,871	5,259	24,148	29,407	2,414	2000	(C)	129,680
3811 Valley Centre Drive San Diego, California			3,452	16,152	4,538	4,457	19,685	24,142	1,990	2000	(C)	112,563
4955 Directors Place San Diego, California	17,747	(12)	2,521	14,122	2,326	3,227	15,742	18,969	1,995	2000	(C)	76,246
10390 Pacific Center San Diego, California			3,267	5,779	7,734	3,267	13,513	16,780	582	2001	(C)	68,400

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
5717 Pacific Center San Diego California			$2,693	$6,280	$(8,973)				$385	2001	(C)	67,995
23975 Park Sorrento Calabasas, California		(11)	765	17,720	2,349	765	20,069	20,834	2,371	2001	(C)	100,592
23925 Park Sorrento San Diego, California		(11)	50	2,346	172	50	2,518	2,568	250	2001	(C)	11,789
909 N. Sepulveda Blvd. El Segundo, California			3,576	34,042	(37,618)				1,988	2001	(A)	251,842
15051 Avenue of Science San Diego, California			2,888	5,780	5,552	2,888	11,332	14,220	892	2001	(C)	70,617
15073 Avenue of Science San Diego, California			2,070	5,728	1,483	2,070	7,211	9,281	958	2001	(C)	46,759
3661 Valley Centre Drive San Diego, California			4,038	21,144	5,727	4,725	26,184	30,909	2,150	2001	(C)	129,752
10243 Genetic Center Drive San Diego, California		(9)	4,632	19,549	(27)	4,632	19,522	24,154	1,920	2001	(C)	102,875
12100 W. Olympic Blvd. Los Angeles, California			352	45,611	6,437	9,633	42,767	52,400	1,210	2002	(C)	151,000
4939 Directors Place San Diego, California		(12)	2,225	12,698	807	2,198	13,531	15,730	744	2002	(C)	60,662
12340 El Camino Real San Diego, California			4,201	13,896	3,465	4,201	17,361	21,562	767	2002	(C)	89,168
3721 Valley Centre Blvd. San Diego, California			4,297	18,967	4,760	4,254	23,770	28,024	498	2002	(C)	114,780
999 N. Sepulveda Blvd. El Segundo, California			1,407	34,326	2,319	1,407	36,646	38,052	594	2002	(C)	133,678

TOTAL OFFICE PROPERTIES	$409,495		$204,334	$946,311	$174,948	$217,804	$1,107,789	$1,325,593	$263,169			7,844,985

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California		(3)	$132	$867	$2,698	$132	$3,565	$3,697	$3,541	1954	(C)	192,053
3340 E. La Palma Avenue Anaheim, California		(3)	67	1,521	4,942	67	6,463	6,530	4,554	1966	(C)	153,320
2260 E. El Segundo Blvd. El Segundo, California		(3)	1,423	4,194	2,136	1,703	6,050	7,753	4,033	1979	(C)	113,820
2265 E. El Segundo Blvd. El Segundo, California		(3)	1,352	2,028	651	1,571	2,460	4,031	1,923	1978	(C)	76,570
1000 E. Ball Road Anaheim, California		(3)	838	1,984	921	838	2,905	3,743	2,548	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California		(3)	395	1,489	2,058	395	3,547	3,942	2,936	1982	(C)	57,730
12681/12691 Pala Drive Garden Grove, California		(3)	471	2,115	2,689	471	4,804	5,275	4,275	1980	(A)	84,700
2270 E. El Segundo Blvd. El Segundo, California			361	100	156	419	198	617	126	1977	(C)	6,362
5115 N. 27th Avenue Phoenix, Arizona			125	1,206	843	125	2,049	2,174	1,336	1962	(C)	130,877
12752/12822 Monarch Street Garden Grove, California		(3)	3,975	5,238	587	3,975	5,825	9,800	1,329	1997	(A)	277,037
4155 E. La Palma Avenue Anaheim, California		(3)	1,148	2,681	385	1,148	3,066	4,214	706	1997	(A)	74,618
4125 E. La Palma Avenue Anaheim, California		(3)	1,690	2,604	14	1,690	2,618	4,308	554	1997	(A)	70,862
Brea Industrial Complex Brea, California	29,000	(13)	1,263	13,927	247	1,263	14,174	15,437	2,788	1997	(A)	276,278

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Garden Grove Industrial Complex Garden Grove, California			$1,868	$11,894	$482	$1,868	$12,376	$14,244	$2,520	1997	(A)	275,971
17150 Von Karman Irvine, California		(13)	4,848	7,342	72	4,848	7,414	12,262	1,432	1997	(A)	157,458
7421 Orangewood Avenue Garden Grove, California		(3)	612	3,967	1,668	612	5,635	6,247	858	1997	(A)	82,602
5325 East Hunter Avenue Anaheim, California	4,823	(15)	1,728	3,555		1,728	3,555	5,283	677	1997	(A)	109,449
9401 Toledo Way Irvine, California			8,572	7,818	(2,331)	5,665	8,394	14,059	1,484	1997	(A)	244,800
12400 Industry Street Garden Grove, California			943	2,110	35	943	2,145	3,088	423	1997	(A)	64,200
2055 S.E. Main Street Irvine, California			772	2,343	148	772	2,491	3,263	480	1997	(A)	47,583
14831 Franklin Avenue Tustin, California			1,112	1,065	271	1,113	1,335	2,448	367	1997	(A)	36,256
1675 MacArthur Costa Mesa, California		(15)	2,076	2,114	153	2,076	2,267	4,343	383	1997	(A)	50,842
3130/3150 Miraloma Anaheim, California	78,377	(15)	3,335	3,727	(11)	3,335	3,716	7,051	674	1997	(A)	144,000
3125 E. Coronado Street Anaheim, California		(15)	3,669	4,341	245	3,669	4,586	8,255	806	1997	(A)	144,000
1951 E. Carnegie Santa Ana, California			1,830	3,630	1,381	1,844	4,997	6,841	1,043	1997	(A)	100,000
5115 E. La Palma Avenue Anaheim, California		(15)	2,462	6,675	4,502	2,464	11,175	13,639	2,140	1997	(A)	286,139
3735 Imperial Highway Stockton, California	4,353	(14)	764	10,747	18	764	10,765	11,529	1,897	1997	(A)	164,540
1250 N. Tustin Avenue Anaheim, California		(13)	2,098	4,158	200	2,098	4,358	6,456	673	1998	(A)	84,185
2911 Dow Avenue Tustin, California			1,124	2,408	519	1,124	2,927	4,051	428	1998	(A)	51,410
25202 Towne Center Drive Foothill Ranch, California		(15)	3,334	8,243	4,731	4,949	11,359	16,308	3,161	1998	(C)	303,533
3250 E. Carpenter Avenue Anaheim, California		(3)			2,289		2,289	2,289	504	1998	(C)	41,225
925 / 1075 Lambert Road Brea, California		(15)	3,326	7,020	1,754	3,326	8,774	12,100	2,145	2000	(C)	178,811
Anaheim Technology Center Anaheim, California		(15)	10,648	20,221	4,705	10,648	24,926	35,574	5,257	2000	(C)	593,992
2525 Pullman Anaheim, California			4,283	3,276	872	4,283	4,148	8,431	202	2002	(A)	103,380

TOTAL INDUSTRIAL PROPERTIES	$116,553		$72,644	$156,608	$40,030	$71,926	$197,356	$269,282	$58,203			4,878,603

TOTAL ALL PROPERTIES	$526,048		$276,978	$1,102,919	$214,978	$289,730	$1,305,145	$1,594,875	$321,372			12,723,588

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

(3)	These properties secure a $74.8 million mortgage note.

(4)	These properties secure a $86.8 million mortgage note.

(5)	These properties secure a $43.6 million mortgage note.

(6)	These properties secure a $12.3 million and a $6.3 million mortgage note.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	These properties secure a $79.6 million mortgage note.

(8)	These properties secure a $20.3 million mortgage note, which was subsequently paid off in February 2004.

(9)	These properties secure a $31.0 million mortgage note.

(10)	These properties secure a $11.0 million mortgage note.

(11)	These properties secure a $25.6 million mortgage note.

(12)	These properties secure a $17.7 million mortgage note.

(13)	These properties secure a $29.0 million mortgage note.

(14)	These properties secure a $4.4 million mortgage note.

(15)	These properties secure a $4.8 million and a $78.4 million mortgage note.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.6 billion as of December 31, 2003.

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2001 to December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Land, building and improvements, beginning of year	$1,577,753	$1,409,865	$1,321,439
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	17,122	167,888	88,426

Land, building and improvements, end of year	1,594,875	1,577,753	1,409,865

Undeveloped land and construction in progress, net, beginning of year	108,465	191,129	162,633
Change in undeveloped land and construction in progress, net	22,946	(82,664)	28,496

Undeveloped land and construction in progress, net, end of year	131,411	108,465	191,129

Total investment in real estate, net, end of year	$1,726,286	$1,686,218	$1,600,994

The following table reconciles the accumulated depreciation from January 1, 2001 to December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Beginning of year	$278,503	$241,665	$205,332
Net additions during the period	42,869	36,838	36,333

End of year	$321,372	$278,503	$241,665

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2003, 2002 and 2001

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables

Year Ended December 31, 2003—Allowance for uncollectible tenant receivables	$4,499	$2,096	$(223)	$6,372

Year Ended December 31, 2002—Allowance for uncollectible tenant receivables	$2,835	$2,233	$(569)	$4,499

Year Ended December 31, 2001—Allowance for uncollectible tenant receivables	$1,617	$2,356	$(1,138)	$2,835

Allowance for Unbilled Deferred Rent

Year Ended December 31, 2003—Allowance for unbilled deferred rent	$5,987	$(320)	$—	$5,667

Year Ended December 31, 2002—Allowance for unbilled deferred rent	$3,452	$4,683	$(2,148)	$5,987

Year Ended December 31, 2001—Allowance for unbilled deferred rent	$2,000	$1,485	$(33)	$3,452

EXHIBIT INDEX

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Form of Certificate for Common Stock of the Registrant (1)

3(i).3*	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock

3(i).4	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).5	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (5)(6)

3(i).6	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Registration Rights Agreement dated January 31, 1997(1)

4.2	Registration Rights Agreement dated February 6, 1998 (2)

4.3*	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004

4.4	Registration Rights Agreement dated November 24, 1998 (4)

4.5	Registration Rights Agreement dated as of October 31, 1997 (8)

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (9)

4.7	Registration Rights Agreement dated as of December 9, 1999 (5)

4.8	First Amendment to Registration Rights Agreement of December 9, 1999 dated as of December 30, 1999 (6)

4.9	Registration Rights Agreement dated as of October 6, 2000 (10)

4.10

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1*	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004

10.2	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.3	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.5†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.6	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

Exhibit Number	Description

10.7	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (11)

10.8	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (11)

10.9	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.10

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (12)

10.11	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (12)

10.12	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.13	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.14	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (12)

10.15	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (12)

10.16	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (12)

10.17	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (12)

10.18	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (11)

10.19	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (11)

10.20	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (11)

10.21	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (11)

10.22	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (11)

10.23	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (11)

10.24	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (11)

10.25	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (13)

10.26	Form of Environmental Indemnity Agreement (13)

10.27	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (14)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (14)

10.29†	Employment Agreement between the Registrant and John B. Kilroy, Jr. (14)

10.30†	Amended and Restated Employment Agreement between the Registrant and Richard E. Moran Jr. (14)

Exhibit Number	Description

10.31†	Employment Agreement between the Registrant and Jeffrey C. Hawken (15)

10.32†	Employment Agreement between the Registrant and C. Hugh Greenup (14)

10.33†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.34†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.35	License Agreement by and among the Registrant and the other persons named therein (14)

10.36	Mortgage Note (14)

10.37	Indemnity Agreement (14)

10.38	Form of Assignment of Leases, Rents and Security Deposits (14)

10.39	Variable Interest Rate Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of leases and Rents (14)

10.40	Form of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents (14)

10.41	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (15)

10.42	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (15)

10.43	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (16)

10.44	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (17)

10.45	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (17)

10.46

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (17)

10.47

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (17)

10.48	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (16)

10.49	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (16)

10.50	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (16)

10.51	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (18)

10.52	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (18)

10.53	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (18)

10.54	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (18)

Exhibit Number	Description

10.55	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (18)

10.56	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (18)

10.57	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (18)

10.58	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (18)

10.59	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (18)

10.60	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (18)

10.61	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (19)

10.62

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California and Viking Investors of Southern California II (20)

10.63	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (21)

10.64	Second Amended and Restated Guaranty of Payment (22)

10.65	Credit Agreement and Form of Promissory notes Aggregating $90.0 million (22)

10.66	Variable Interest Rate Deed of Trust, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (22)

10.67	Guaranty of Recourse Obligations of Borrower (22)

10.68†	Employment Agreement between the Registrant and Tyler H. Rose (23)

10.69	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (23)

10.70	Third Amended and Restated Revolving Credit Agreement and Form of Notes Aggregating $425 million (24)

10.71	Third Amended and Restated Guaranty of Payment (24)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included in the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 1998.

(5)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(6)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(7)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(8)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(9)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(10)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(11)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(12)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(13)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(16)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(18)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(22)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1999.

(23)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2002.