Form 10-Q
period 2004-03-31
KILROY REALTY CORP
filed 2004-05-07
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, 28,392,148 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS

REAL ESTATE ASSETS (Note 2):
Land and improvements	$289,317	$289,730
Buildings and improvements, net	1,297,624	1,305,145
Undeveloped land and construction in progress, net	124,911	131,411

Total real estate held for investment	1,711,852	1,726,286
Accumulated depreciation and amortization	(329,409)	(321,372)

Real estate held for investment, net	1,382,443	1,404,914
Property held for sale, net (Note 9)	18,303

Total real estate assets, net	1,400,746	1,404,914

CASH AND CASH EQUIVALENTS	6,730	9,892
RESTRICTED CASH	9,785	8,558
CURRENT RECEIVABLES, NET	5,988	4,919
DEFERRED RENT RECEIVABLES, NET	39,288	36,804
DEFERRED LEASING COSTS, NET	36,094	36,651
DEFERRED FINANCING COSTS, NET (Note 4)	3,318	3,657
PREPAID EXPENSES AND OTHER ASSETS	7,416	7,240

TOTAL ASSETS	$1,509,365	$1,512,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 3)	$617,294	$526,048
Unsecured line of credit (Note 3)	150,000	235,000
Accounts payable, accrued expenses and other liabilities (Note 4)	40,908	41,147
Accrued distributions (Note 11)	16,477	16,369
Rents received in advance, tenant security deposits and deferred revenue	19,332	20,904

Total liabilities	844,011	839,468

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 5):
7.45% (8.075% as of December 31, 2003) Series A Cumulative Redeemable Preferred unitholders	73,653	73,716
9.25% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	65,094	66,502

Total minority interests	183,068	184,539

STOCKHOLDERS’ EQUITY (Note 6):
Preferred stock, $.01 par value, 25,290,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, 1,610,000 shares authorized, issued and outstanding	38,437	38,437
Common stock, $.01 par value, 150,000,000 shares authorized, 28,327,872 and 28,209,213 shares issued and outstanding, respectively	283	282
Additional paid-in capital	512,359	508,568
Deferred compensation	(2,839)	(852)
Distributions in excess of earnings	(61,487)	(53,449)
Accumulated net other comprehensive loss (Note 4)	(4,467)	(4,358)

Total stockholders’ equity	482,286	488,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509,365	$1,512,635

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
REVENUES (Note 8):
Rental income	$48,075	$42,917
Tenant reimbursements	5,479	5,579
Other property income (Note 7)	1,020	4,524

Total revenues	54,574	53,020

EXPENSES (Note 8):
Property expenses	9,156	8,405
Real estate taxes	4,015	3,784
Provision for bad debts	258	421
Ground leases	330	319
General and administrative expenses	7,249	3,858
Interest expense	9,210	7,688
Depreciation and amortization	14,043	13,508

Total expenses	44,261	37,983

OTHER INCOME
Interest and other income (Note 7)	307	46

Total other income	307	46

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	10,620	15,083

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 5)	(2,521)	(3,375)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(877)	(1,565)

Total minority interests	(3,398)	(4,940)

INCOME FROM CONTINUING OPERATIONS	7,222	10,143

DISCONTINUED OPERATIONS (Note 9)
Revenues from discontinued operations	848	1,996
Expenses from discontinued operations	(466)	(1,089)
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(109)	(121)

Total (loss) income from discontinued operations	(453)	786

NET INCOME	6,769	10,929
PREFERRED DIVIDENDS	(785)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$5,984	$10,929

Income from continuing operations per common share—basic (Note 10)	$0.26	$0.37

Income from continuing operations per common share—diluted (Note 10)	$0.26	$0.37

Net income per common share—basic (Note 10)	$0.21	$0.40

Net income per common share—diluted (Note 10)	$0.21	$0.40

Weighted average shares outstanding—basic (Note 10)	28,116,679	27,221,060

Weighted average shares outstanding—diluted (Note 10)	28,303,236	27,430,042

Dividends declared per common share	$0.495	$0.495

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

		Common Stock
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2003	$38,437	28,209,213	$282	$508,568	$(852)	$(53,449)	$(4,358)	$488,628
Net income						6,769		6,769
Net other comprehensive loss							(109)	(109)

Comprehensive income								6,660
Issuance of restricted stock (Note 6)		111,159	1	3,874	(2,631)			1,244
Exercise of stock options		37,858		793				793
Non-cash amortization of restricted stock					644			644
Repurchase of common stock (Note 6)		(36,808)		(1,270)				(1,270)
Conversion of common limited partnership units of the Operating Partnership (Note 5)		6,450		146				146
Stock option expense (Note 1)				7				7
Adjustment for minority interest (Note 1)				241				241
Preferred dividends						(785)		(785)
Dividends declared ($0.495 per share)						(14,022)		(14,022)

BALANCE AT MARCH 31, 2004	$38,437	28,327,872	$283	$512,359	$(2,839)	$(61,487)	$(4,467)	$482,286

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,769	$10,929
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	13,986	13,705
Impairment loss on property held for sale	726
Minority interest in earnings of Operating Partnership	986	1,686
Non-cash amortization of restricted stock grants	899	994
Non-cash amortization of deferred financing costs	809	507
Decrease in provision for uncollectible tenant receivables	(23)	(389)
Increase in provision for uncollectible unbilled deferred rent	284	824
Depreciation of furniture, fixtures and equipment	226	243
Other	54	256
Changes in assets and liabilities:
Current receivables	(1,046)	642
Deferred rent receivables	(2,768)	(1,925)
Deferred leasing costs	(251)	(350)
Prepaid expenses and other assets	(402)	(2,535)
Accounts payable, accrued expenses and other liabilities	178	(1,313)
Rents received in advance, tenant security deposits and deferred revenue	(1,572)	(4,876)
Accrued distributions to Cumulative Redeemable Preferred unitholders	(63)

Net cash provided by operating activities	18,792	18,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(3,738)	(4,087)
Expenditures for undeveloped land and construction in progress	(5,759)	(18,747)

Net cash used in investing activities	(9,497)	(22,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	115,218	9,062
Net (repayments) borrowings on unsecured line of credit	(85,000)	7,500
Principal payments on secured debt	(23,972)	(1,984)
Distributions paid to common stockholders and common unitholders	(16,020)	(15,670)
Repurchase of common stock (Note 6)	(1,270)	(1,714)
Increase in restricted cash	(1,227)	(665)
Financing costs	(247)	(83)
Proceeds from exercise of stock options	793
Distributions to preferred shareholders	(732)

Net cash used in financing activities	(12,457)	(3,554)

Net decrease in cash and cash equivalents	(3,162)	(7,990)
Cash and cash equivalents, beginning of period	9,892	15,777

Cash and cash equivalents, end of period	$6,730	$7,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,816 and $3,033 at March 31, 2004 and 2003, respectively	$8,123	$6,848

Distributions paid to Cumulative Redeemable Preferred unitholders	$2,555	$3,375

NON-CASH TRANSACTIONS:
Accrual of distributions payable (Note 11)	$16,075	$15,776

Receipt of stock (Note 7)	$494

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of March 31, 2004, the Company’s stabilized portfolio of operating properties consisted of 81 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.2 million and 4.9 million rentable square feet, respectively, and was 90.9% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties and excludes properties currently under construction or “lease-up” properties and properties reclassified as held for sale.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of March 31, 2004, the Company had one development office property encompassing approximately 209,000 rentable square feet and one redevelopment office property encompassing 68,000 rentable square feet, each of which was in the lease-up phase. In addition, as of March 31, 2004, the Company had one redevelopment office property under construction, which when completed is expected to encompass approximately 248,100 rentable square feet. As of March 31, 2004, the Company had one property held for sale encompassing approximately 125,000 rentable square feet.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.2% general partnership interest in the Operating Partnership as of March 31, 2004. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”) which, as of December 31, 2003, was owned 99.0% by the Operating Partnership and 1% by the Company. On January 1, 2004, KSLLC became a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net income is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance of additional

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all capital transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to current period’s presentation.

Recent Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments” (“FSP FAS 129-1”). FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

Stock Option Accounting

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) prospectively, for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period.

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

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net income available for common shareholders, as reported	$5,984	$10,929
Add: Stock option expense included in reported net income	7	6
Deduct: Total stock option expense determined under fair value recognition method for all awards	(10)	(36)

Pro forma net income available for common shareholders	$5,981	$10,899

Net income per common share:
Basic—as reported	$0.21	$0.40

Basic—pro forma	$0.21	$0.40

Diluted—as reported	$0.21	$0.40

Diluted—pro forma	$0.21	$0.40

2.    Redevelopment Projects

Redevelopment

During the three months ended March 31, 2004, the Company completed the following redevelopment project, which was in the lease-up phase as of March 31, 2004:

Project Name / Submarket	Pre and Post Redevelopment Property Type	Completion Date	Estimated Stabilization Date(1)	Number of Buildings	Rentable Square Feet
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	Q1 2004	Q1 2005	1	68,000

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.

3.    Unsecured Line of Credit and Secured Debt

As of March 31, 2004, the Company had borrowings of $150.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $147.1 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.60% at March 31, 2004), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In February 2004, the Company borrowed $81 million under a mortgage loan that is secured by four office properties in a five-building complex and requires interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through July 2004. Beginning in August 2004 and continuing through August 2012, the scheduled maturity date, the loan requires monthly principal and interest payments based on a fixed annual

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate of 5.57%. The Company used a portion of the proceeds to repay an outstanding mortgage loan with a principal balance of $20.3 million that was scheduled to mature in June 2004. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility.

In March 2004, the Company borrowed $34 million under a mortgage loan that is secured by the fifth building in the five-building complex noted above and requires interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through September 2004. Beginning in October 2004 and continuing through August 2012, the scheduled maturity date, the loan requires monthly principal and interest payments based on a fixed annual interest rate of 4.95%. The Company used the proceeds to repay borrowings under the Credit Facility.

The Credit Facility and certain other secured debt arrangements contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum debt service coverage ratio and fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at March 31, 2004.

Total interest and loan fees capitalized for the three months ended March 31, 2004 and 2003 were $2.1 million and $3.4 million, respectively.

4. Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at March 31, 2004:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
	(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(1,315)
Interest rate swap	50,000	LIBOR	2.57	November 2005	(790)
Interest rate swap	25,000	LIBOR	2.98	December 2006	(544)
Interest rate swap	25,000	LIBOR	2.98	December 2006	(544)

Total included in other liabilities					(3,193)

Interest rate cap	50,000	LIBOR	4.25	January 2005	—
Interest rate cap	50,000	LIBOR	4.25	January 2005	—

Total included in deferred financing costs					—

Total					$(3,193)

The instruments described above have been designated as cash flow hedges. As of March 31, 2004, the balance in accumulated net other comprehensive loss relating to derivatives was approximately $4.5 million relating to the net decrease in the fair market value of the instruments since their inception. The $1.3 million difference between the total fair value of $3.2 million and the $4.5 million balance in accumulated net other comprehensive loss primarily represents the unamortized balance of the premium the Company paid for the two interest-rate cap agreements at their inception during 2002. The $2.4 million premium is being amortized into earnings over the term of the cap agreements using the caplet value approach. For the three months ended March 31, 2004, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending March 31, 2005, the Company estimates that it will reclassify approximately $3.5 million to interest expense.

5.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned an 87.2% and 86.7% general partnership interest in the Operating Partnership as of March 31, 2004 and 2003, respectively.

In March 2004, the Company amended the terms of its Series A Cumulative Redeemable Preferred units (“Series A Preferred Units”) to reduce the distribution rate, extend the redemption date to September 30, 2009, and create a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status. Commencing March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 7.45%. Prior to March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 8.075%.

During the three months ended March 31, 2004, 6,450 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partners.

6.    Stockholders’ Equity and Employee Incentive Plans

In February 2004, the Company’s Compensation Committee granted an aggregate of 111,159 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $34.85 on the February 10, 2004 grant date and is amortized on a straight-line basis over the performance and vesting periods. Of the shares granted, 21,234 vest at the end of a one-year period, 68,403 vest in equal annual installments over a two-year period and 21,522 vest in equal annual installments over a four-year period. The Company recorded approximately $0.4 million in compensation expense related to these restricted stock grants during the three months ended March 31, 2004.

The Company has a special long-term compensation program for the Company’s executive officers that was implemented by the Company’s Executive Compensation Committee. The program provides for cash compensation to be earned at the end of a three-year period if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the three-year period exceeds 10%. Amounts paid under the special long-term compensation program are payable at the discretion of the Executive Compensation Committee. Compensation expense under this program is accounted for using variable plan accounting. During the three months ended March 31, 2004, the Company accrued approximately $3.6 million of compensation expense related to this plan.

During the three months ended March 31, 2004, the Company accepted the return, at the current quoted market price, of 36,808 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Lease Termination Fee

Under the terms of a previous tenant’s plan of reorganization, the Company received shares of stock in the reorganized company in satisfaction of the Company’s creditor’s claim under the lease. This tenant had previously defaulted on its lease in 2001 and filed for bankruptcy in 2002. The Company recorded a net lease termination fee of approximately $0.5 million in January 2004, representing the fair value of the stock on the date of receipt. During the three months ended March 31, 2004, the Company sold all of the shares, in a series of open market transactions, at an additional net gain of approximately $0.1 million. This gain is included in interest and other income on the Company’s consolidated statement of operations.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Segment Disclosure

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provision for bad debts) and does not include interest and other income, interest expense, depreciation and amortization and corporate general and administrative expenses. There is no intersegment activity.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Office Properties:
Operating revenues(1)	$44,807	$43,276
Property and related expenses	12,450	11,554

Net operating income, as defined	32,357	31,722

Industrial Properties:
Operating revenues(1)	9,767	9,744
Property and related expenses	1,309	1,375

Net operating income, as defined	8,458	8,369

Total Reportable Segments:
Operating revenues(1)	54,574	53,020
Property and related expenses	13,759	12,929

Net operating income, as defined	40,815	40,091

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	40,815	40,091
Other unallocated revenues:
Interest and other income	307	46
Other unallocated expenses:
General and administrative expenses	7,249	3,858
Interest expense	9,210	7,688
Depreciation and amortization	14,043	13,508

Income from continuing operations before minority interests	10,620	15,083
Minority interests attributable to continuing operations	(3,398)	(4,940)
(Loss) income from discontinued operations	(453)	786

Net income	6,769	10,929
Preferred dividends	(785)

Net income available to common shareholders	$5,984	$10,929

(1)	All operating revenues are comprised of amounts received from third party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Property Held for Sale and Discontinued Operations

As of March 31, 2004, the Company classified one of its office properties as held for sale once it became probable that the property would be sold. The Company then recorded a $0.7 million impairment loss to reflect the property on the balance sheet at its estimated fair market value less selling costs. As of March 31, 2004 assets and liabilities attributable to the property held for sale consisted of the following:

(in thousands)
ASSETS:
Property held for sale, net	$18,303
Current receivables, net	155
Deferred rent receivables, net	365
Deferred leasing costs, net	68
Prepaid expenses and other assets	29

Total assets	18,920

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	101
Rents received in advance, tenant security deposits and deferred revenue	84

Total liabilities	$185

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three months ended March 31, 2004 and 2003, discontinued operations included the net income and impairment loss of the property held for sale. For the three months ended March 31, 2003, discontinued operations also included the net income of the seven office buildings that the Company sold in 2003. In connection with the disposition of one of the buildings sold in 2003 the Company repaid approximately $8.0 million in principal of a mortgage loan partially secured by one of the properties. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
REVENUES:
Rental income	$801	$1,823
Tenant reimbursements	47	159
Other property income		14

Total revenues	848	1,996

EXPENSES:
Property expenses	235	429
Real estate taxes	59	150
Provision for bad debts	3	14
Interest expense		56
Depreciation and amortization	169	440

Total expenses	466	1,089

(Loss) income from discontinued operations before minority interests	382	907
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(109)	(121)

Total (loss) income from discontinued operations	$(453)	$786

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

	Three Months Ended March 31,
	2004	2003
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before preferred dividends	$7,222	$10,143
Discontinued operations	(453)	786
Preferred dividends	(785)

Net income available for common shareholders—numerator for basic and diluted earnings per share	$5,984	$10,929

Denominator:
Basic weighted-average shares outstanding	28,116,679	27,221,060
Effect of dilutive securities-stock options and restricted stock	186,557	208,982

Diluted weighted-average shares and common share equivalents outstanding	28,303,236	27,430,042

Basic earnings per share:
Net income from continuing operations before preferred dividends	$0.26	$0.37
Discontinued operations	(0.02)	0.03
Preferred dividends	(0.03)

Net income available for common shareholders	$0.21	$0.40

Diluted earnings per share:
Net income from continuing operations before preferred dividends	$0.26	$0.37
Discontinued operations	(0.02)	0.03
Preferred dividends	(0.03)

Net income available for common shareholders	$0.21	$0.40

At March 31, 2004, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

11.    Subsequent Events

On April 16, 2004, aggregate distributions of approximately $16.1 million were paid to common stockholders and common unitholders of record on March 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and under the caption “Factors Which May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.2% and 86.7% general partnership interest in the Operating Partnership as of March 31, 2004 and 2003, respectively.

As of March 31, 2004, the Company’s stabilized portfolio was comprised of 81 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.2 million rentable square feet, and 50 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.9 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, and excludes properties classified as held for sale, properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

Factors That May Influence Future Results of Operations

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

Rental rates.    For leases executed during the three months ended March 31, 2004 the change in rental rate was an increase of 6.2% on a GAAP basis, and an increase of 4.9% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the stated rent for the expiring lease for the same space, whereas change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the rental rates within that submarket. In April 2004 the Company renewed one lease with The Boeing Company with a decrease in rental rate of 25% on both a GAAP and cash basis. The Company does not believe the change in rents on this deal is indicative of the change in rents the Company will experience on other rollover in this submarket as the expiring lease with the Boeing Company was executed in 1984 when rental rates in the El Segundo submarket were very strong. See additional discussion of The Boeing Company under “Recent information regarding significant tenants.” The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates.

Scheduled lease expirations.    In addition to the 1,103,000 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 4.2% and 12.1% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2004 and in 2005, respectively. The leases scheduled to expire during the remainder of 2004 and the leases scheduled to expire in 2005 represent approximately 0.8 million square feet of office space, or 9.7% of the Company’s total annualized base rent, and 1.0 million square feet of industrial space, or 4.3% of the Company’s total annualized base rent, respectively. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    There have been modest signs of improvement in market conditions in the Los Angeles County submarket during the last three quarters based on reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. At March 31, 2004, the Company’s Los Angeles stabilized office portfolio was 82.9% occupied with approximately 490,500 rentable square feet available for lease. Further, leases representing an aggregate of approximately 96,600 and 168,400 rentable square feet are scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket.

The Los Angeles stabilized portfolio includes two office development projects, encompassing approximately 284,300 rentable square feet, that were previously in the lease-up phase and added to the stabilized portfolio during 2003, since one year had passed following substantial completion. One of the projects is located in West Los Angeles. This project encompasses approximately 151,000 rentable square feet and was 48% occupied as of March 31, 2004. As of March 31, 2004, the Company had executed leases or letters of intent for 87% of the rentable square feet at this project. While leasing activity in the West Los Angeles submarket continues to be irregular, management has seen increased interest at the Company’s projects and continues to make progress leasing the buildings. Overall the Company’s West Los Angeles stabilized office properties were 79% occupied as of March 31, 2004, with approximately 143,000 rentable square feet available for lease.

The other Los Angeles County office project is located in El Segundo. This project encompasses approximately 133,300 rentable square feet and was approximately 5% occupied as of March 31, 2004. As of March 31, 2004, the Company had executed leases or letters of intent for 32% of the rentable square feet at this project. The El Segundo submarket remains the Company’s most significant leasing challenge, although management has recently seen modest signs of improvement. In February 2004, the Company executed a seven-year lease for approximately 29,000 rentable square feet at this development project, which will commence in the second quarter of 2004. Overall the Company’s stabilized El Segundo office properties were 81% occupied as of March 31, 2004, with approximately 169,700 rentable square feet available for lease. In addition, in 2003 the Company began the redevelopment of an office building in El Segundo, encompassing approximately 248,100 rentable square feet which was not pre-leased as of March 31, 2004. The building is located in the same complex as the stabilized development project discussed above. The Company expects to complete the redevelopment of this building in the third quarter of 2004.

San Diego County submarket information.    As of March 31, 2004, the Company’s San Diego office portfolio was 93.4% occupied with approximately 200,800 rentable square feet available for lease. At March 31, 2004, the Company had one office development project in lease-up encompassing an aggregate of approximately 209,000 rentable square feet. As of March 31, 2004, the Company had executed leases or letters of intent for 100% of the rentable square feet at this project. Also as of March 31, 2004, leases representing an aggregate of approximately 50,900 and 277,200 rentable square feet were scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket. In addition, in 2003, the Company began the redevelopment of one office building in the San Diego region, which was not pre-leased as of March 31, 2004. The Company completed this project, which encompasses approximately 68,000 rentable square feet, in January 2004.

Orange County submarket information.    As of March 31, 2004, the Company’s Orange County properties were 95.3% occupied with approximately 215,200 rentable square feet available for lease. As of March 31, 2004, leases representing an aggregate of approximately 217,200 and 576,500 rentable square feet were scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket.

Sublease space.    Of the Company’s leased space at March 31, 2004, approximately 619,100 rentable square feet, or 5.1% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 4.1% was vacant space and the remaining 1.0% was occupied. Of the approximately 619,100 rentable square feet available for sublease, approximately 69,000 rentable square feet represents leases scheduled to expire during the remainder of 2004 and in 2005.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of March 31, 2004, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 839,100 rentable square feet of office space under eight separate leases, representing approximately 7.5% of the Company’s total annual base rental revenues. In April 2004, the Boeing Company renewed one lease for a building located in El Segundo, encompassing approximately 286,200 rentable square feet, which was scheduled to expire in July 2004. Under the terms of the amended lease, the rental rate decreased 25% on a cash and GAAP basis and the lease is now scheduled to expire in July 2007. The Boeing Company has also informed the Company that it intends to exercise its option to early terminate another lease in El Segundo, California, encompassing approximately 7,800 rentable square feet in November 2004. The other six leases are scheduled to expire at various dates between August 2005 and March 2009.

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

As of March 31, 2004, the Company had one office development property in lease-up encompassing an aggregate of approximately 209,000 rentable square feet which was 84% leased and is expected to be added to the stabilized portfolio in the third quarter of 2004. The Company did not have any development projects under construction at March 31, 2004. See additional information regarding the Company’s development portfolio under the caption “Development and Redevelopment” in this report. At March 31, 2004, the Company owned approximately 58.1 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.2 million rentable square feet of office space within the next three to five years.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s in-process redevelopment portfolio includes two office projects, encompassing approximately 316,100 rentable square feet, which are expected to be added to the stabilized portfolio in the first and third quarters of 2005 and were not pre-leased as of March 31, 2004. This redevelopment portfolio includes one life science conversion project in North San Diego County and another project in which the Company is performing extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

The Company has a proactive planning process by which it continually evaluates the size, timing and scope of its development and redevelopment programs and, as necessary, scales activity to reflect the economic conditions and the real estate fundamentals that exist in the Company’s strategic submarkets. However, the Company may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete projects on schedule or within budgeted amounts, which could adversely affect the Company’s financial condition, results of operations and cash flows.

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.5% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002 and approximately 11% during 2003. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues because approximately 66% (based on net rentable square footage) of the Company’s current leases require tenants to pay utility costs and property insurance premiums directly, thereby limiting the Company’s exposure. The remaining 34% of the Company’s leases provide that the tenants reimburse the Company for these costs in excess of a base year amount.

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

Results of Operations

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from March 31, 2003 to March 31, 2004. Rentable square footage in the Company’s portfolio of stabilized properties increased by an aggregate of approximately 0.2 million rentable square feet, or 2.1%, to 12.1 million rentable square feet at March 31, 2004, compared to 11.9 million rentable square feet at March 31, 2003 as a result of the development and redevelopment projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to March 31, 2003 net of the properties sold subsequent to March 31, 2003.

As of March 31, 2004, the Office and Industrial Properties represented 81.3% and 18.7%, respectively, of the Company’s annualized base rent. For the three months ended March 31, 2004, average occupancy in the Company’s stabilized portfolio was 90.8% compared to 92.2% for the three months ended March 31, 2003. As of March 31, 2004, the Company had approximately 1,103,000 square feet of space in its stabilized portfolio available for lease compared to 928,000 square feet as of March 31, 2003.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at March 31, 2003	84	7,055,061	50	4,880,963	134	11,936,024
Properties added from the Development and Redevelopment Portfolio	5	555,508			5	555,508
Dispositions and property reclassified as held for sale(1)	(8)	(416,428)			(8)	(416,428)
Remeasurement		(10,578)		(2,360)		(12,938)

Total at March 31, 2004	81	7,183,563	50	4,878,603	131	12,062,166

(1)	The Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with the implementation provisions of SFAS 144, the operating results and gains or (losses) on property sales of real estate assets sold subsequent to December 31, 2001 are included in discontinued operations in the consolidated statement of operations. The Rental Operations discussion for the three months ended March 31, 2004 and 2003 does not include operating results for properties reclassified as held for sale or disposed of subsequent to December 31, 2001.

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 8 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as Defined:
Office Properties	$32,357	$31,722	$635	2.0%
Industrial Properties	8,458	8,369	89	1.1

Total portfolio	40,815	40,091	724	1.8

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	40,815	40,091	724	1.8
Other expenses:
General and administrative expenses	7,249	3,858	3,391	87.9
Interest expense	9,210	7,688	1,522	19.8
Depreciation and amortization	14,043	13,508	535	4.0
Interest and other income	307	46	261	567.4

Income from continuing operations before minority interest	10,328	15,083	(4,463)	(29.6)
Minority interests attributable to continuing operations	(3,398)	(4,940)	1,542	(31.2)
Income from discontinued operations	(453)	786	(1,239)	(157.6)

Net income	6,769	10,929	(4,160)	(38.1)
Preferred dividends	(785)		(785)	(100.0)

Net income available to common shareholders	$5,984	$10,929	$(4,642)	(42.5)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$39,776	$34,304	$5,472	16.0%	$35,521	$33,225	$2,296	6.9%
Tenant reimbursements	4,499	4,551	(52)	(1.1)	4,472	3,971	501	12.6
Other property income	532	4,421	(3,889)	(88.0)	530	157	373	237.6

Total	44,807	43,276	1,531	3.5	40,523	37,353	3,170	8.5

Property and related expenses:
Property expenses	8,610	7,934	676	8.5	7,808	7,363	445	6.0
Real estate taxes	3,246	2,998	248	8.3	2,883	2,882	1	0.0
Provision for bad debts	264	303	(39)	(12.9)	145	33	112	339.4
Ground leases	330	319	11	3.4	330	309	21	6.8

Total	12,450	11,554	896	7.8	11,166	10,587	579	5.5

Net operating income, as defined	$32,357	$31,722	$635	2.0%	$29,357	$26,766	$2,591	9.7%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at March 31, 2004.

Total revenues from Office Properties increased $1.5 million, or 3.5%, to $44.8 million for the three months ended March 31, 2004 compared to $43.3 million for the three months ended March 31, 2003. Rental income from Office Properties increased $5.5 million, or 16.0% to $39.8 million for the three months ended March 31, 2004 compared to $34.3 million for the three months ended March 31, 2003. Rental income generated by the Core Office Portfolio increased $2.3 million, or 6.9% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.0% to 91.6% for the three months ended March 31, 2004 compared to 88.6% for the same period in 2003. The remaining $3.2 million increase was attributable to a $3.7 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $0.5 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties decreased $0.1 million, or 1.1% to $4.5 million for the three months ended March 31, 2004 compared to $4.6 million for the three months ended March 31, 2003. An increase of $0.5 million in the Core Office Portfolio for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was offset by a decrease of $0.6 million attributable to the Office Redevelopment Properties. The increase from the Core Office Portfolio is primarily attributable to the reimbursement of prior year supplemental property taxes. Other property income from Office Properties decreased approximately $3.9 million to $0.5 million for the three months ended March 31, 2004 compared to $4.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2003 the Company recognized a $4.3 million lease termination fee resulting from the termination of a lease at a building in San Diego, California. Other property income for the three months ended March 31, 2004 consisted primarily of lease termination fees and tenant late charges.

Total expenses from Office Properties increased $0.9 million, or 7.8% to $12.5 million for the three months ended March 31, 2004 compared to $11.6 million for the three months ended March 31, 2003. Property expenses from Office Properties increased $0.7 million, or 8.5% to $8.6 million for the three months ended March 31, 2004 compared to $7.9 million for the three months ended March 31, 2003. An increase of $0.4 million, or 6.0%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in contracted janitorial services, insurance and wages. An increase of $0.5 million in property expenses was attributable to the Office Development Properties, which was primarily due to an increase in variable expenses related to leasing activity in this portfolio. This $0.9 million increase from the Core Office Portfolio and Office Development Properties was offset by a decrease of $0.2 million attributable to the Office Redevelopment Properties. Real estate taxes increased $0.3 million, or 8.3% for the three months ended March 31, 2004 as compared to the same period in 2003. Real estate taxes for the Core Office Portfolio remained consistent at $2.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in real estate taxes was attributable to the Office Development Properties. The provision for bad debts remained fairly consistent for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The Company evaluates its reserves on a quarterly basis. Ground lease expense for Office Properties remained consistent for the three months ended March 31, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties increased $0.6 million, or 2.0% to $32.3 million for the three months ended March 31, 2004 compared to $31.7 million for the three months ended March 31, 2003. Of this increase, $2.6 million was generated by the Core Office Portfolio and $2.7 million was generated by the Office Development Portfolio, offset by a decrease of $4.7 million attributable to the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$8,299	$8,613	$(314)	(3.6)%
Tenant reimbursements	980	1,028	(48)	(4.7)
Other property income	488	103	385	373.8

Total	9,767	9,744	23	0.2

Property and related expenses:
Property expenses	546	471	75	15.9
Real estate taxes	769	786	(17)	(2.2)
Provision for bad debts	(6)	118	(124)	(105.1)

Total	1,309	1,375	(66)	(4.8)

Net operating income, as defined	$8,458	$8,369	$89	1.1%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at March 31, 2004 which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at March 31, 2004.

Total revenues from Industrial Properties remained consistent at $9.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Rental income from Industrial Properties decreased $0.3 million, or 3.6% to $8.3 million for the three months ended March 31, 2004 compared to the $8.6 million for the three months ended March 31, 2003. This decrease was primarily due to a decline in occupancy in the industrial portfolio. Average occupancy in the industrial portfolio decreased 3.5% to 94.2% at March 31, 2004 as compared to 97.7% at March 31, 2003.

Tenant reimbursements from Industrial Properties remained consistent during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Other property income from Industrial Properties increased $0.4 million, or 373.8% to $0.5 million for the three months ended March 31, 2004 compared to $0.1 million for the three months ended March 31, 2003. This increase is primarily attributable to a $0.5 million lease termination fee the Company recorded in 2004 resulting from an early lease termination at a building in El Segundo.

Total expenses from Industrial Properties decreased $0.1 million, or 4.8% to $1.3 million for the three months ended March 31, 2004 compared to $1.4 million for the three months ended March 31, 2003. Property expenses from Industrial Properties increased $0.1 million, or 15.9% to $0.6 million for the three months ended March 31, 2004 compared to $0.5 million for the three months ended March 31, 2003. This increase was primarily attributable to repairs and maintenance expenses. Real estate taxes for the Industrial Properties remained consistent at approximately $0.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The provision for bad debts decreased $0.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. During the three months ended March 31, 2004 the Company’s reserve requirement decreased due to the collection of outstanding receivables. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties increased $0.1 million, or 1.1% to $8.5 million for the three months ended March 31, 2004 compared to $8.4 million for the three months ended March 31, 2003.

Non-Property Related Income and Expenses

Interest and other income increased approximately $0.3 million, or 567.4% to $0.3 million for the three months ended March 31, 2004 compared to $46,000 for the three months ended March 31, 2003. This increase was partially due to a $0.1 million net realized gain from the sale of stock that the Company received in satisfaction of a creditor’s claim under a lease that was terminated early. (See Note 7 to the Company’s consolidated financial statements.) Additionally, during the three months ended March 31, 2004, the Company recorded $0.1 million in non-recurring interest income in connection with a reimbursement of prior year supplemental property taxes.

General and administrative expenses increased $3.4 million, or 87.9%, to $7.3 million for the three months ended March 31, 2004 compared to $3.9 million for the three months ended March 31, 2003. This increase was primarily due to an increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executives for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns. (See note 6 to the Company’s consolidated financial statements for further discussion about the program.) The plan is accounted for using variable plan accounting, which requires the Company to record the cumulative charge to the income statement based on the closing share price for the period. The quoted share price of the Company’s common stock reached its highest quarter-end closing price at March 31, 2004. The total compensation expense related to this award will be recorded over the three-year performance period and will be paid out if the specified performance measures are attained at the end of this period in December 2005. The amounts recorded in future periods related to this plan will increase and decrease as the Company’s closing quarterly stock price increases and decreases.

Net interest expense increased $1.5 million, or 19.8% to $9.2 million for the three months ended March 31, 2004 compared to $7.7 million for the three months ended March 31, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, remained relatively consistent at $11.3 million for the three months ended March 31, 2004 as compared to $11.1 million for the three months ended March 31, 2003. Total capitalized interest and loan fees decreased $1.3 million, or 39.6% to $2.1 million for the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003, due to lower average balances eligible for capitalization during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Depreciation and amortization increased $0.5 million, or 4.0% to $14.0 million for the three months ended March 31, 2004 compared to $13.5 million for the three months ended March 31, 2003. The increase was attributable primarily to the Office Development Properties partially offset by a decrease attributable to the Office Redevelopment Properties taken out of service in 2003.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at March 31, 2004:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	26	2,873,060	82.9%
Orange County	7	387,327	91.0
San Diego	40	3,044,216	93.4
Other	8	878,960	90.5

Total Office	81	7,183,563	88.7

Industrial Properties:
Los Angeles	4	388,805	70.7
Orange County	44	4,194,381	95.7
Other	2	295,417	100.0

Total Industrial	50	4,878,603	94.0

Total Portfolio	131	12,062,166	90.9%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2004(4)	31	160,759	2.6%	$4,330
2005	57	628,735	10.0	12,670
2006	56	698,073	11.1	15,690
2007	52	1,145,962	18.2	20,556
2008	41	1,029,004	16.3	21,555
2009	29	888,083	14.1	19,721

Total Office	266	4,550,616	72.3	94,518

Industrial Properties:
Remaining 2004(4)	8	291,776	6.4	1,950
2005	14	693,060	15.1	5,612
2006	15	582,629	12.7	4,193
2007	12	578,591	12.6	4,001
2008	9	1,021,388	22.3	6,977
2009	10	663,890	14.5	4,160

Total Industrial	68	3,831,334	83.6	26,893

Total	334	8,381,950	77.0%	$121,411

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of March 31, 2004.
(3)	Determined based on monthly GAAP rent at March 31, 2004, multiplied by 12, including all leases executed on or before March 31, 2004.
(4)	Represents leases expiring in 2004 that have not been renewed as of March 31, 2004.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended March 31, 2004:
Office Properties	15	9	118,739	51,997	10.5%	10.6%	59.7%	58
Industrial Properties	1	3	4,000	84,900	(3.8)%	(10.3)%	76.8%	34

Total	16	12	122,739	136,897	6.2%	4.9%	69.2%	50

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. The change in cash rents for two of the leases that commenced during the quarter was calculated using the leases’ stabilized stated rent. The starting stated rents for these two leases was discounted for the first six months.
(4)	Calculated as the percentage of space either renewed or newly leased by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s lease-up and in-process office development and redevelopment projects as of March 31, 2004. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors Which May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name/ Submarket	Completion Date	Estimated Stabilization Date(1)	Projected		Total Costs as of March 31, 2004	Percentage Committed(3) as of March 31, 2004
			Square Feet Upon Completion	Total Estimated Investment(2)
				(in thousands)
Projects in Lease-Up:
12400 High Bluff Del Mar, CA	3rd Qtr 2003	3rd Qtr 2004	208,961	$62,495	$58,859	100%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2004.
(3)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.

Redevelopment Projects

Project Name/Submarket	Pre and Post Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs	Total Estimated. Investment	Total Costs as of March 31, 2004	Percent Committed(3) as of Mar. 31, 2004
				(in thousands)
Projects in Lease-Up:
5717 Pacific Centre Blvd. Sorrento Mesa, CA	Office to Life Science	1st Qtr 2004	1st Qtr 2005	67,995	$8,790	$10,010	$19,204	$10,395	—
Projects Under Construction:
909 Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	248,148	37,799	25,944	65,026	46,671	18%

Total Redevelopment Projects				316,143	$46,589	$35,954	$84,230	$57,066	14%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.
(3)	Percentage committed includes executed leases and letters of intent, calculated on a square footage basis.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of March 31, 2004, the Company’s total debt as a percentage of total market capitalization (presented below) was 37.0%. As of March 31, 2004, the Company’s total debt plus preferred equity as a percentage of total market capitalization was 44.7%.

As of March 31, 2004, the Company had borrowings of $150.0 million outstanding under its unsecured revolving line of credit (the “Credit Facility”) and availability of approximately $147.1 million. The Credit

Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.60% at March 31, 2004), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

The Company has a fixed-rate mortgage loan with a principal balance of $74.4 million as of March 31, 2004. After January 2005, this mortgage loan is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The contractual maturity date of this loan is February 2022, however the Company intends to refinance the debt in the second half of 2004 without any prepayment penalty. The Company has restricted cash balances, which totaled an aggregate of $9.2 million as of March 31, 2004, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with this loan. When the Company repays the loan, the restricted balances that are outstanding at that time will become available as unrestricted funds to the Company.

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

The following table sets forth certain information with respect to the Company’s aggregate debt composition at March 31, 2004 and December 31, 2003:

	Percentage of Total Debt		Weighted-Average Interest Rate
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Secured vs. unsecured:
Secured	80.5%	69.1%	5.8%	5.8%
Unsecured	19.5%	30.9%	4.8%	4.2%
Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)(5)	86.5%	72.6%	6.1%	6.3%
Variable rate(4)	13.5%	27.4%	2.7%	2.8%
Total Debt			5.6%	5.3%
Total Debt Including Loan Fees			6.2%	5.9%

(1)	At March 31, 2004, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.
(2)	At March 31, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.
(3)	At March 31, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.
(4)	At March 31, 2004, the Company had two interest-rate cap agreements, which expire in January 2005, to cap LIBOR on $100 million of its variable rate debt at 4.25%.
(5)	As of March 31, 2004, the fixed rate debt includes the Company’s $81.0 million and $34.0 million secured loans that require monthly interest-only payments based on a variable annual interest rate of LIBOR plus 175 basis points through July 2004 and September 2004, respectively. The weighted average interest for the Company’s fixed rate debt was calculated using the respective fixed annual interest rates of 5.57% and 4.95% for these loans that are effective in August 2004 and October 2004.

Following is the Company’s total market capitalization as of March 31, 2004:

	Shares/Units at March 31, 2004	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
Secured debt		$617,294	29.8%
Unsecured line of credit		150,000	7.2

Total debt		$767,294	37.0

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	$75,000	3.6
9.250% Series D Cumulative Redeemable Preferred Units(1)	900,000	45,000	2.2
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.9
Common units outstanding(3)	4,147,863	147,249	7.1
Common shares outstanding(3)	28,327,872	1,005,640	48.2

Total equity		$1,313,139	63.0

Total Market Capitalization		$2,080,433	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $35.50 at March 31, 2004.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at March 31, 2004 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at March 31, 2004. The table does not reflect available maturity extension options.

	Payment Due by Period
	(in thousands)
	Remainder of 2004	2005-2006	2007-2008	After 2008	Total
Principal payments—secured debt	$51,832	$163,402	$114,970	$287,090	$617,294
Principal payments—Credit Facility		150,000			150,000
Interest payments—fixed-rate debt(1)(2)(3)	21,673	50,963	44,291	48,056	164,983
Interest payments—interest-rate swaps(1)(4)	3,824	2,987			6,811
Ground lease obligations(5)	1,400	3,177	3,184	75,427	83,188
Capital commitments(6)	17,036				17,036

Total	$95,765	$370,529	$162,445	$410,573	$1,039,312

(1)	As of March 31, 2004, 86.5% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 13.5% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.40% to 1.75%. Management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of March 31, 2004, one-month LIBOR was 1.09%.
(2)	This table reflects the scheduled interest payments for the Company’s $81.0 million and $34.0 million secured fixed-rate loans beginning in August 2004 and October 2004. Prior to this time these loans require monthly interest-only payments based on a variable annual interest rate of LIBOR plus 175 basis points.
(3)	The Company has a fixed-rate mortgage with a principal balance of $74.4 million as of March 31, 2004 that it intends to refinance in the second half of 2004. This schedule includes the scheduled interest payments for this loan through January 2005 and does not reflect this potential prepayment. For further discussion on this loan see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity.”

(4)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of March 31, 2004, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the offsetting variable payment to be received from the counterparty. The Company employs derivative instruments for hedging purposes only and does not hold interest-rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $150 million as of March 31, 2004.
(5)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(6)	See discussion under “Capital Commitments.”

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at March 31, 2004. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

Capital Commitments

As of March 31, 2004, the Company had one development project and two redevelopment projects that were either in lease-up or under construction. These projects have a total estimated investment of approximately $147 million. The Company has incurred an aggregate of approximately $116 million on these projects as of March 31, 2004, and currently projects it could spend approximately $25 million of the remaining $31 million of presently budgeted development costs during 2004, depending on leasing activity. In addition, the Company had two development projects and one redevelopment project that were added to the Company’s stabilized portfolio of operating properties in the second and third quarters of 2003, which had not yet reached stabilized occupancy as of March 31, 2004. Depending on leasing activity, the Company currently projects it could spend approximately $7 million for these projects during 2004. The Company also estimates it could spend an additional $8 million on other development projects in 2004, depending upon market conditions. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment Programs” in this report.

As of March 31, 2004, the Company had executed leases that committed the Company to $15 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $2 million in capital improvements at March 31, 2004. In addition, during the remainder of 2004, the Company plans to spend approximately $15 million to $16 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2004. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On February 10, 2004, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on April 16, 2004 to stockholders of record on March 31, 2004. This dividend is equivalent to an annual rate of $1.98 per share. In addition the Company is required to make quarterly distributions to its Series A and Series D Preferred unitholders and Series E Preferred Stockholders, which in aggregate total approximately $13 million of annualized preferred dividends and distributions.

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

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the remainder of 2004. The Company estimates it will have a range of approximately $271 million to $307 million of available sources to meet its short-term cash needs as follows: estimated availability of approximately $147 million under its Credit Facility, estimated operating cash flow ranging from $95 million to $101 million, anticipated proceeds from dispositions of non-strategic assets ranging from approximately $20 million to $50 million, and approximately $9 million from the release of restricted cash during 2004. The Company estimates it will have a range of approximately $174 million to $183 million of commitments and capital expenditures during the remainder of 2004 comprised of the following: $52 million in scheduled secured debt principal repayments; planned expenditures for in-process development, stabilized development and new development projects ranging from $32 million to $40 million; $17 million of committed costs for executed leases and capital expenditures; and budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $15 million to $16 million, depending on leasing activity. In addition, based on the Company’s annualized dividends for the first quarter of 2004, the Company may distribute approximately $58 million to common and preferred stockholders and common and preferred unitholders during the remainder of 2004. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Off Balance Sheet Arrangements

As of March 31, 2004, the Company does not have any off-balance sheet transactions, arrangements or obligations, including contingent liabilities.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flows from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities remained consistent at $18.8 million for the three months ended March 31, 2004 compared to $18.4 million for the three months ended March 31, 2003.

Net cash used in investing activities decreased $13.3 million, or 58.4% to $9.5 million for the three months ended March 31, 2004 compared to $22.8 million for the three months ended March 31, 2003. The decrease was primarily attributable to a decrease in development spending. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. Management will continue to position the Company to take advantage of development, redevelopment, acquisition and disposition opportunities as they arise. Development spending for future periods will depend on economic conditions and opportunities to commit to new development projects on a pre-leased basis.

Net cash used in financing activities increased $8.9 million, or 250.5% to $12.5 million for the three months ended March 31, 2004 compared to $3.6 million for the three months ended March 31, 2003. This increase was primarily attributable to a $8.3 million decrease in net borrowing activity in the first quarter of 2004 as compared to the first quarter of 2003, which was mainly due to the Company scaling back its development activity as discussed in the paragraph above.

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

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing perspective on operating performance not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about the Company’s operating performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income available for common shareholders	$5,984	$10,929
Adjustments:
Minority interest in earnings of Operating Partnership	986	1,686
Depreciation and amortization	13,986	13,705

Funds From Operations(1)	$20,956	$26,320

(1)	Reported amounts are attributable to common shareholders and common unitholders.

Inflation

The majority of the Company’s tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, which reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk faced by the Company is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

Information about the Company’s changes in interest rate risk exposures from December 31, 2003 to March 31, 2004 is incorporated herein by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at March 31, 2004 and December 31, 2003. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt ranged from LIBOR plus 1.40% to LIBOR plus 1.75% at March 31, 2004 and December 31, 2003. For the interest-rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2004 and December 31, 2003. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2003.

Interest Rate Risk Analysis—Tabular Presentation

(in millions)

	Maturity Date						March 31, 2004		December 31, 2003
	2004	2005	2006	2007	2008	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable-rate		$150.0					$150.0	$150.0	$235.0	$235.0
Variable-rate index		LIBOR					LIBOR		LIBOR
Secured debt:
Variable-rate	$43.8	$29.0	$31.0				$103.8	$103.8	$123.8	$123.8
Variable-rate index	LIBOR	LIBOR	LIBOR				LIBOR		LIBOR
Fixed-rate	$8.0	$93.0	$10.4	$32.0	$83.0	$287.1	$513.5	$519.3	$402.2	$414.1
Average interest rate	7.00%	8.17%	6.50%	6.60%	4.17%	6.44%	6.40%		6.72%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest-rate swap agreements:
Notional amount		$100.0	$50.0				$150.0	$(3.2)	$150.0	$(2.7)
Fixed pay interest rate		3.52%	2.98%				3.34%		3.34%
Variable receive rate index		LIBOR	LIBOR
Interest-rate cap agreements:
Notional amount		$100.0					$100.0	$—	$100.0	$—
Cap rate		4.25%					4.25%		4.25%
Forward rate index		LIBOR

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

As of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, in March 2003, one of the Company’s former tenants, EBC I, formerly known as eToys, Inc. (“eToys”) filed a lawsuit in the Superior Court of the State of California against the Company, seeking return of the proceeds from two letters of credit previously drawn down by the Company. The tenant originally caused its lenders to deliver an aggregate of $15 million in letters of credit to secure its obligations under its lease with the Company and also to secure its obligations to repay the Company for certain leasing and tenant improvement costs. eToys defaulted on its lease and other obligations to the Company in January 2001 and subsequently filed for bankruptcy in March 2001. Management strongly disagrees with the points outlined in the suit and is vigorously defending the claim. However, if eToys were to prevail in this action, it could have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

Other than ordinary routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company redeemed 6,450 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 6,450 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3(i).3	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (1)

3(i).8*	Articles Supplementary of the Registrant designating its 8.075% Series A Cumulative Redeemable Preferred Stock

4.3	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (1)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (1)

10.72*	Secured Promissory Notes and Deeds of Trust Aggregating $115 Million Payable to Teachers Insurance and Annuity Association of America

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit Number	Description

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated February 2, 2004, under Items 9 and 12, in connection with its fourth quarter 2003 earnings release and attached to such report its fourth quarter 2003 Supplemental Financial Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2004.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard E. Moran Jr.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Ann Marie Whitney
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)