Form 10-Q
period 2004-06-30
KILROY REALTY CORP
filed 2004-07-29
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 27, 2004, 28,417,685 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$289,258	$289,730
Buildings and improvements, net	1,306,576	1,305,145
Undeveloped land and construction in progress, net	128,160	131,411

Total real estate held for investment	1,723,994	1,726,286
Accumulated depreciation and amortization	(341,874)	(321,372)

Total real estate assets, net	1,382,120	1,404,914

CASH AND CASH EQUIVALENTS	7,444	9,892
RESTRICTED CASH	7,352	8,558
CURRENT RECEIVABLES, NET	4,043	4,919
DEFERRED RENT RECEIVABLES, NET	41,134	36,804
DEFERRED LEASING COSTS, NET	37,824	36,651
DEFERRED FINANCING COSTS, NET	2,889	3,657
PREPAID EXPENSES AND OTHER ASSETS	6,672	7,240

TOTAL ASSETS	$1,489,478	$1,512,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 4)	$614,806	$526,048
Unsecured line of credit (Note 4)	140,000	235,000
Accounts payable, accrued expenses and other liabilities (Note 5)	35,976	41,147
Accrued distributions (Note 12)	16,478	16,369
Rents received in advance, tenant security deposits and deferred revenue	20,361	20,904

Total liabilities	827,621	839,468

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 6):
7.45% (8.075% as of December 31, 2003) Series A Cumulative Redeemable Preferred unitholders	73,638	73,716
9.25% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	63,640	66,502

Total minority interests	181,599	184,539

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 25,290,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, 1,610,000 shares authorized, issued and outstanding	38,425	38,437
Common stock, $.01 par value, 150,000,000 shares authorized, 28,397,685 and 28,209,213 shares issued and outstanding, respectively	284	282
Additional paid-in capital	512,994	508,568
Deferred compensation	(2,445)	(852)
Distributions in excess of earnings	(67,689)	(53,449)
Accumulated net other comprehensive loss (Note 5)	(1,311)	(4,358)

Total stockholders’ equity	480,258	488,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,489,478	$1,512,635

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES (Note 9):
Rental income	$49,151	$43,486	$97,226	$86,403
Tenant reimbursements	5,196	4,923	10,675	10,502
Other property income (Note 8)	128	345	1,148	4,871

Total revenues	54,475	48,754	109,049	101,776

EXPENSES (Note 9):
Property expenses	8,866	7,431	18,022	15,836
Real estate taxes	4,247	3,598	8,262	7,382
Provision for bad debts	395	(1,505)	653	(1,084)
Ground leases	332	324	662	644
General and administrative expenses	5,026	4,011	12,275	7,869
Interest expense	9,148	7,585	18,358	15,274
Depreciation and amortization	14,558	12,993	28,601	26,501

Total expenses	42,572	34,437	86,833	72,422

OTHER INCOME
Interest and other income (Note 8)	78	48	385	94

Total other income	78	48	385	94

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	11,981	14,365	22,601	29,448

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 6)	(2,437)	(3,375)	(4,958)	(6,750)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(1,108)	(1,465)	(2,138)	(3,030)

Total minority interests	(3,545)	(4,840)	(7,096)	(9,780)

INCOME FROM CONTINUING OPERATIONS	8,436	9,525	15,505	19,668
DISCONTINUED OPERATIONS (Notes 2 and 10)
Revenues from discontinued operations	450	1,686	1,298	3,678
Expenses from discontinued operations	(153)	(950)	(619)	(2,038)
Impairment loss on property held for sale			(726)
Net (loss) gain on disposition of discontinued operations	(64)	3,690	(64)	3,690
Minority interest in (earnings) loss of Operating Partnership attributable to discontinued operations	(30)	(591)	14	(712)

Total income (loss) from discontinued operations	203	3,835	(97)	4,618

NET INCOME	8,639	13,360	15,408	24,286
PREFERRED DIVIDENDS	(785)		(1,570)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$7,854	$13,360	$13,838	$24,286

Income from continuing operations per common share—basic (Note 11)	$0.30	$0.35	$0.55	$0.72

Income from continuing operations per common share—diluted (Note 11)	$0.30	$0.35	$0.55	$0.72

Net income per common share—basic (Note 11)	$0.28	$0.49	$0.49	$0.89

Net income per common share—diluted (Note 11)	$0.28	$0.49	$0.49	$0.88

Weighted average shares outstanding—basic (Note 11)	28,220,130	27,351,392	28,168,405	27,286,586

Weighted average shares outstanding—diluted (Note 11)	28,361,707	27,544,723	28,332,534	27,487,699

Dividends declared per common share	$0.495	$0.495	$0.990	$0.990

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

		Common Stock
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2003	$38,437	28,209,213	$282	$508,568	$(852)	$(53,449)	$(4,358)	$488,628
Net income						15,408		15,408
Net other comprehensive income							3,047	3,047

Comprehensive income								18,455
Issuance costs of preferred stock	(12)							(12)
Issuance of restricted stock (Note 7)		114,843	1	3,994	(2,751)			1,244
Exercise of stock options		37,858		793				793
Non-cash amortization of restricted stock					1,158			1,158
Repurchase of common stock (Note 7)		(36,955)		(1,275)				(1,275)
Conversion of common limited partnership units of the Operating Partnership (Note 6)		72,726	1	1,894				1,895
Stock option expense (Note 1)				13				13
Adjustment for minority interest (Note 1)				(993)				(993)
Preferred dividends						(1,570)		(1,570)
Dividends declared ($0.990 per share)						(28,078)		(28,078)

BALANCE AT JUNE 30, 2004	$38,425	28,397,685	$284	$512,994	$(2,445)	$(67,689)	$(1,311)	$480,258

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,408	$24,286
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	28,315	26,872
Impairment loss on property held for sale	726
Minority interest in earnings of Operating Partnership	2,124	3,742
Non-cash amortization of restricted stock grants	1,733	1,680
Non-cash amortization of deferred financing costs	1,557	1,101
Increase (decrease) in provision for uncollectible tenant receivables	38	(366)
Increase (decrease) in provision for uncollectible unbilled deferred rent	617	(689)
Depreciation of furniture, fixtures and equipment	454	482
Net loss (gain) on dispositions of operating properties	64	(3,690)
Other	7	(423)
Changes in assets and liabilities:
Current receivables	838	836
Deferred rent receivables	(5,300)	(3,832)
Deferred leasing costs	(856)	(611)
Prepaid expenses and other assets	107	(1,542)
Accounts payable, accrued expenses and other liabilities	(2,327)	(4,489)
Rents received in advance, tenant security deposits and deferred revenue	(543)	(4,819)
Accrued distributions to Cumulative Redeemable Preferred unitholders	(78)

Net cash provided by operating activities	42,884	38,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(11,137)	(8,855)
Expenditures for undeveloped land and construction in progress	(13,404)	(37,076)
Net proceeds received from dispositions of operating properties	18,723	30,023

Net cash used in investing activities	(5,818)	(15,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	115,218	17,510
Net repayments on unsecured line of credit	(95,000)
Principal payments on secured debt	(26,460)	(14,046)
Distributions paid to common stockholders and common unitholders	(32,095)	(31,364)
Repurchase of common stock (Note 7)	(1,275)	(1,714)
Decrease (increase) in restricted cash	1,206	(774)
Financing costs	(384)	(1,686)
Proceeds from exercise of stock options	793	532
Distributions to preferred shareholders	(1,517)

Net cash used in financing activities	(39,514)	(31,542)

Net decrease in cash and cash equivalents	(2,448)	(8,912)
Cash and cash equivalents, beginning of period	9,892	15,777

Cash and cash equivalents, end of period	$7,444	$6,865

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $3,689 and $6,504 at June 30, 2004 and 2003, respectively	$16,418	$13,645

Distributions paid to Cumulative Redeemable Preferred unitholders	$5,017	$6,750

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common unitholders and shareholders (Note 12)	$16,077	$15,733

Receipt of stock (Note 8)	$494

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 and 2003

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2004, the Company’s stabilized portfolio of operating properties consisted of 81 office buildings (the “Office Properties”) and 50 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.2 million and 4.9 million rentable square feet, respectively, and was 92.0% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office Properties and Industrial Properties and excludes properties currently under construction or “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of June 30, 2004, the Company had one development office property encompassing approximately 209,000 rentable square feet and one redevelopment office property encompassing 68,000 rentable square feet, each of which was in the lease-up phase. In addition, as of June 30, 2004, the Company had one redevelopment office property under construction, which when completed is expected to encompass approximately 241,600 rentable square feet. As of June 30, 2004, the Company also had two office buildings that were committed for development, which when completed are expected to encompass an aggregate of approximately 103,300 rentable square feet.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.4% general partnership interest in the Operating Partnership as of June 30, 2004. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”) which, as of December 31, 2003, was owned 99.0% by the Operating Partnership and 1% by the Company. On January 1, 2004, KSLLC became a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net income after preferred distributions is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance of additional shares of common stock or common units results in changes to the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all capital transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income available for common shareholders, as reported	$7,854	$13,360	$13,838	$24,286
Add: Stock option expense included in reported net income	7	7	13	13
Deduct: Total stock option expense determined under fair value recognition method for all awards	(7)	(29)	(17)	(65)

Pro forma net income available for common shareholders	$7,854	$13,338	$13,834	$24,234

Net income per common share:
Basic—as reported	$0.28	$0.49	$0.49	$0.89

Basic—pro forma	$0.28	$0.49	$0.49	$0.89

Diluted—as reported	$0.28	$0.49	$0.49	$0.88

Diluted—pro forma	$0.28	$0.48	$0.49	$0.88

2.    Dispositions

Dispositions

During the six months ended June 30, 2004, the Company sold the following property:

Location	Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
3750 University Avenue Riverside, CA	Office	May	1	125,000	$19.5

During the quarter ended June 30, 2004, the Company recorded a net loss of approximately $64,000 in connection with the sale of this property. The Company had classified this property as held for sale as of March 31, 2004 and recorded a $0.7 million impairment loss in the first quarter of 2004 to reflect the property on the balance sheet at its estimated fair market value less selling costs. The Company used the net cash proceeds to fund its development and redevelopment programs and repay borrowings under the Credit Facility (defined in Note 4). The net income, impairment loss and the net loss on disposition for this property has been included in discontinued operations for the three and six months ended June 30, 2004 and 2003 (see Note 10).

3.    Redevelopment Projects

Redevelopment

During the six months ended June 30, 2004, the Company completed the following redevelopment project, which was in the lease-up phase as of June 30, 2004:

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Unsecured Line of Credit and Secured Debt

As of June 30, 2004, the Company had borrowings of $140.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $145.9 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.74% at June 30, 2004), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

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

In March 2004, the Company borrowed $34 million under a mortgage loan that is secured by the fifth office property in the five-building complex referenced above and requires interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through September 2004. Beginning in October 2004 and continuing through August 2012, the scheduled maturity date, the loan requires monthly principal and interest payments based on a fixed annual interest rate of 4.95%. The Company used the proceeds to repay borrowings under the Credit Facility.

The Credit Facility and certain other secured debt arrangements contain covenants requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a minimum debt service coverage ratio, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, a minimum debt service coverage ratio and fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at June 30, 2004.

Total interest and loan fees capitalized for the three months ended June 30, 2004 and 2003 were $2.1 million and $3.9 million, respectively. Total interest and loan fees capitalized for the six months ended June 30, 2004 and 2003 were $4.1 million and $7.3 million, respectively.

5.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at June 30, 2004:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(700)
Interest rate swap	50,000	LIBOR	2.57	November 2005	36
Interest rate swap	25,000	LIBOR	2.98	December 2006	146
Interest rate swap	25,000	LIBOR	2.98	December 2006	146

Total included in other liabilities					$(372)

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2004, the Company terminated two interest rate cap agreements. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the cost deferred in accumulated other net comprehensive loss (“AOCL”) associated with the terminated contracts remained in AOCL upon termination because the Company will continue to make interest payments on the associated outstanding debt. The cost will be amortized into interest expense through January 2005, the remaining term of the interest-rate cap agreements.

The instruments described above have been designated as cash flow hedges. As of June 30, 2004, the balance in AOCL relating to derivatives was approximately $1.3 million relating to the net decrease in the fair market value of the instruments since their inception. The $0.9 million difference between the total fair value of $0.4 million and the $1.3 million balance in AOCL represents the deferred cost associated with the terminated interest-rate cap agreements. For the six months ended June 30, 2004, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in AOCL will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending June 30, 2005, the Company estimates that it will reclassify approximately $1.5 million to interest expense.

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned an 87.4% general partnership interest in the Operating Partnership as of June 30, 2004.

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

During the six months ended June 30, 2004, 72,726 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partners.

7.    Stockholders’ Equity and Employee Incentive Plans

In February 2004, the Company’s Compensation Committee granted an aggregate of 111,159 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $34.85 on the February 10, 2004 grant date and is amortized on a straight-line basis over the performance and vesting periods. Of the shares granted, 21,234 vest at the end of a one-year period, 68,403 vest in equal annual installments over a two-year period and 21,522 vest in equal annual installments over a four-year period. The Company recorded approximately $0.7 million in compensation expense related to these restricted stock grants during the six months ended June 30, 2004.

In May 2004, the Company’s Compensation Committee granted an aggregate of 3,684 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plan. Of the shares granted, 1,842 vest at the end of a one-year period and 1,842 vest at the end of a two-year period. Compensation expense for the restricted shares is calculated based on the closing per share price of $32.59 on the May 18, 2004 grant date and is being amortized over the two-year vesting period. The Company recorded approximately $7,000 related to these restricted stock grant during the six months ended June 30, 2003.

The Company has a special long-term compensation program for the Company’s executive officers that was implemented by the Company’s Executive Compensation Committee. The program provides for cash compensation to be earned at the end of a three-year period if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the three-year period exceeds 10%. Amounts paid under the special long-term compensation program are payable at the discretion of the Executive Compensation Committee. Compensation expense under this program is accounted for using variable plan accounting. During the six months ended June 30, 2004 and 2003, the Company accrued approximately $4.9 million and $0.9 million respectively, of compensation expense related to this plan. During the three months ended June 30, 2004 and 2003 the Company accrued approximately $1.3 million and $0.9 million, respectively, of compensation expense related to this plan.

During the six months ended June 30, 2004, the Company accepted the return, at the current quoted market price, of 36,955 shares of its common stock from certain key employees and one non-employee director in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

8.    Lease Termination Fee

Under the terms of a previous tenant’s plan of reorganization, the Company received shares of stock in the reorganized company in satisfaction of the Company’s creditor’s claim under the lease. This tenant had previously defaulted on its lease in 2001 and filed for bankruptcy in 2002. The Company recorded a net lease termination fee of approximately $0.5 million in January 2004, representing the fair value of the stock on the date of receipt. During the first quarter of 2004, the Company sold all of the shares, in a series of open market transactions, at an additional net gain of approximately $0.1 million. This gain is included in interest and other income on the Company’s consolidated statement of operations for the six months ended June 30, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Office Properties:
Operating revenues(1)	$45,099	$39,300	$89,906	$82,578
Property and related expenses	12,360	8,440	24,808	19,996

Net operating income, as defined	32,739	30,860	65,098	62,582

Industrial Properties:
Operating revenues(1)	9,376	9,454	19,143	19,198
Property and related expenses	1,480	1,408	2,791	2,782

Net operating income, as defined	7,896	8,046	16,352	16,416

Total Reportable Segments:
Operating revenues(1)	54,475	48,754	109,049	101,776
Property and related expenses	13,840	9,848	27,599	22,778

Net operating income, as defined	40,635	38,906	81,450	78,998

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	40,635	38,906	81,450	78,998
Other unallocated revenues:
Interest and other income	78	48	385	94
Other unallocated expenses:
General and administrative expenses	5,026	4,011	12,275	7,869
Interest expense	9,148	7,585	18,358	15,274
Depreciation and amortization	14,558	12,993	28,601	26,501

Income from continuing operations before minority interests	11,981	14,365	22,601	29,448
Minority interests attributable to continuing operations	(3,545)	(4,840)	(7,096)	(9,780)
Income (loss) from discontinued operations	203	3,835	(97)	4,618

Net income	8,639	13,360	15,408	24,286
Preferred dividends	(785)		(1,570)

Net income available to common shareholders	$7,854	$13,360	$13,838	$24,286

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain or loss on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2004 and 2003, discontinued operations included the net income, the impairment loss and the net loss on sale of the property sold in May 2004 that was previously classified as held for sale (see Note 2). For the three and six months ended June 30, 2003, discontinued operations also included the net income and net gain on sale of the seven office buildings that the Company sold in 2003. In connection with the disposition of one of the buildings sold in 2003, the Company repaid approximately $8.0 million in principal of a mortgage loan partially secured by the sold property. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
REVENUES:
Rental income	$410	$1,570	$1,210	$3,392
Tenant reimbursements	40	116	88	274
Other property income				12

Total revenues	450	1,686	1,298	3,678

EXPENSES:
Property expenses	122	375	357	804
Real estate taxes	32	120	91	270
Provision for bad debts	(1)	15	2	29
Interest expense		26		82
Depreciation and amortization		414	169	853

Total expenses	153	950	619	2,038

Income from discontinued operations before minority interests	297	736	679	1,640
Net (loss) gain on disposition of discontinued operations	(64)	3,690	(64)	3,690
Impairment loss on property held for sale			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(30)	(591)	14	(712)

Total income (loss) from discontinued operations	$203	$3,835	$(97)	$4,618

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before preferred dividends	$8,436	$9,525	$15,505	$19,668
Discontinued operations	203	3,835	(97)	4,618
Preferred dividends	(785)		(1,570)

Net income available for common shareholders—numerator for basic and diluted earnings per share	$7,854	$13,360	$13,838	$24,286

Denominator:
Basic weighted-average shares outstanding	28,220,130	27,351,392	28,168,405	27,286,586
Effect of dilutive securities-stock options and restricted stock	141,577	193,331	164,129	201,113

Diluted weighted-average shares and common share equivalents outstanding	28,361,707	27,544,723	28,332,534	27,487,699

Basic earnings per share:
Net income from continuing operations before preferred dividends	$0.30	$0.35	0.55	$0.72
Discontinued operations	0.01	0.14		0.17
Preferred dividends	(0.03)		(0.06)

Net income available for common shareholders	$0.28	$0.49	$0.49	$0.89

Diluted earnings per share:
Net income from continuing operations before preferred dividends	$0.30	$0.35	0.55	$0.71
Discontinued operations	0.01	0.14		0.17
Preferred dividends	(0.03)		(0.06)

Net income available for common shareholders	$0.28	$0.49	$0.49	$0.88

At June 30, 2004, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

12.    Subsequent Events

On July 16, 2004, aggregate distributions of approximately $16.1 million were paid to common stockholders and common unitholders of record on June 30, 2004.

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

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.4% and 86.7% general partnership interest in the Operating Partnership as of June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company’s stabilized portfolio was comprised of 81 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.2 million rentable square feet, and 50 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.9 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

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

Rental rates.    For leases executed during the three months ended June 30, 2004 the change in rental rate was an increase of 8.6% on a GAAP basis, and a decrease of 1.5% on a cash basis. The change in rental rates for leases executed during the six months ended June 30, 2004 was an increase of 7.9% on a GAAP basis, and an increase of 2.3% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the stated rent for a new or renewed lease and the stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. Management believes that the average rental rates for all of its Properties generally are equal to the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. In April 2004, the Company renewed one lease with The Boeing Company with a decrease in rental rate of 25% on both a GAAP and cash basis. The Company believes the change in rents on this individual lease was unique to this lease and is not indicative of the change in rents the Company will experience on other rollovers in this submarket. See additional discussion of The Boeing Company under “Recent information regarding significant tenants.” The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 968,600 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 2.2% and 12.4% of the square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2004 and in 2005, respectively. The leases scheduled to expire during the remainder of 2004 and the leases scheduled to expire in 2005 represent approximately 0.7 million square feet of office space, or 8.6% of the Company’s total annualized base rent, and 0.9 million square feet of industrial space, or 3.6% of the Company’s total annualized base rent, respectively. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    There have been modest signs of improvement in market conditions in the Los Angeles County submarket during the last four quarters based on reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. At June 30, 2004, the Company’s Los Angeles stabilized office portfolio was 85% occupied with approximately 442,400 vacant rentable square feet as compared to 83% occupied with approximately 563,200 vacant rentable square feet at December 31, 2003. As of June 30, 2004, leases representing an aggregate of approximately 55,400 and 129,400 rentable square feet are scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket.

The Los Angeles stabilized portfolio includes two office development projects, encompassing approximately 284,300 rentable square feet, that were previously in the lease-up phase and were added to the stabilized portfolio during 2003, since one year had passed following substantial completion. One of the projects is located in West Los Angeles. This project encompasses approximately 151,000 rentable square feet and was 48% occupied as of June 30, 2004. As of June 30, 2004, the Company had executed leases for 87% of the rentable square feet at this project as compared to 61% as of December 31, 2003. While leasing activity in the West Los Angeles submarket continues to be irregular, management has seen increased interest at the Company’s projects and continues to make progress leasing the buildings. Overall the Company’s West Los Angeles stabilized office properties were 79% occupied as of June 30, 2004, with approximately 140,000 vacant rentable square feet. In addition, the Company has executed leases for approximately 72,300 rentable square feet of space that commence subsequent to June 30, 2004.

The other stabilized Los Angeles County office development project is located in El Segundo. This project encompasses approximately 133,300 rentable square feet and was approximately 26% occupied as of June 30, 2004. As of June 30, 2004, the Company had executed leases or letters of intent for 46% of the rentable square feet at this project. The El Segundo submarket remains the Company’s most significant leasing challenge, although management has recently seen modest signs of improvement. Overall the Company’s stabilized El Segundo office properties were 91% occupied as of June 30, 2004, with approximately 150,400 vacant rentable square feet as compared to 84% occupied with approximately 136,700 vacant rentable square feet as of December 31, 2003. In addition, in 2003 the Company began the redevelopment of an office building in El

Segundo, encompassing approximately 241,600 rentable square feet which was 19% pre-leased as of June 30, 2004. The building is located in the same complex as the stabilized development project discussed above. The Company expects to complete the redevelopment of this building in the third quarter of 2004.

San Diego County submarket information.    As of June 30, 2004, the Company’s San Diego stabilized office portfolio was 94% occupied with approximately 169,800 vacant rentable square feet. Further, leases representing an aggregate of approximately 27,500 and 288,700 rentable square feet were scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket. At June 30, 2004, the Company had one office development project in lease-up encompassing an aggregate of approximately 209,000 rentable square feet which is 100% leased. In January 2004, the Company completed the redevelopment of one office building in the San Diego region, encompassing approximately 68,000 rentable square feet. The Company also commenced construction on the third phase of a development project in July 2004. These development and redevelopment projects were not leased as of June 30, 2004. See additional information regarding the Company’s development projects under the caption “Development and redevelopment programs” below.

Orange County submarket information.    As of June 30, 2004, the Company’s Orange County properties were 97% occupied with approximately 161,700 vacant rentable square feet. As of June 30, 2004, leases representing an aggregate of approximately 68,200 and 618,600 rentable square feet were scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket.

Sublease space.    Of the Company’s leased space at June 30, 2004, approximately 568,300 rentable square feet, or 4.7% of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 3.3% was vacant space and the remaining 1.4% was occupied. Of the approximately 568,300 rentable square feet available for sublease, approximately 40,600 rentable square feet represents leases scheduled to expire during the remainder of 2004 and in 2005.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of June 30, 2004, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 839,100 rentable square feet of office space under eight separate leases, representing approximately 7.5% of the Company’s total annual base rental revenues. In April 2004, the Boeing Company renewed one lease for a building located in El Segundo, encompassing approximately 286,200 rentable square feet, which was scheduled to expire in July 2004. Under the terms of the amended lease, the rental rate decreased 25% on a cash and GAAP basis and the lease is now scheduled to expire in July 2007. One lease encompassing approximately 211,100 rental square feet is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease effective either December 31, 2005 or December 31, 2006 by giving the Company written notice one year in advance. Another lease encompassing approximately 7,800 rentable square feet is scheduled to expire in November 2004. The other five leases are scheduled to expire at various dates between August 2005 and March 2009.

Development and redevelopment programs.    Management believes that a portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. During 2003 and 2002, the Company scaled back its development activity as a result of the economic environment and its impact on the Company’s ability to lease projects within budgeted timeframes.

However, in response to signs of improvement in the San Diego office market, the Company commenced construction in July 2004 on the third phase of its Innovation Corporate Center, which is located in the Rancho

Bernardo submarket. The first two phases of the development project are 100% leased and encompass an aggregate of approximately 289,000 rentable square feet. The third phase will include two office buildings and will encompass an aggregate of approximately 103,000 rentable square feet and has a total estimated investment of approximately $23 million. The Company does not have any lease commitments for these buildings as of the date of this report, but management was comfortable commencing construction given the current level of tenant demand in this submarket.

In addition, as of June 30, 2004, the Company has one office development property in lease-up encompassing an aggregate of approximately 209,000 rentable square feet which was 100% leased and will be added to the stabilized portfolio in the third quarter of 2004. The Company also owns approximately 52.8 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years. All of the Company’s undeveloped land is located in San Diego County. See additional information regarding the Company’s development portfolio under the caption “Development and Redevelopment” in this report.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s redevelopment portfolio includes two office projects, encompassing approximately 309,600 rentable square feet, which are expected to be added to the stabilized portfolio in the first and third quarters of 2005 and were 15% leased as of June 30, 2004. This redevelopment portfolio includes one life science conversion project in North San Diego County that was completed in January 2004 and another project in which the Company is performing extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.5% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002 and approximately 11% during 2003. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues.

Although the Company has been able to mitigate the impact of tenant defaults on its financial condition, revenues and results of operations, the Company’s financial condition, results of operations and cash flows would be adversely affected if any of the Company’s significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or if any of them become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Incentive Compensation.    The Company has long-term incentive compensation programs that provide for cash and stock compensation to be earned by the Company’s executive officers if the Company attains certain performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. As a result, accrued incentive compensation in future periods is affected by the closing price per share of the Company’s common stock at the end of each quarter. Potential future increases in the price per share of the Company’s common stock and the effect on cumulative annualized shareholder return calculations will cause an increase to general and administrative expenses attributable to compensation expense and a corresponding decrease to net income available to common shareholders. Management cannot predict the amounts that will be ultimately recorded in future periods related to these plans since they are significantly influenced by the Company’s stock price and market conditions.

Results of Operations

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from June 30, 2003 to June 30, 2004. Rentable square footage in the Company’s portfolio of stabilized properties increased by an aggregate of approximately 0.2 million rentable square feet, or 2.0%, to 12.0 million rentable square feet at June 30, 2004, compared to 11.8 million rentable square feet at June 30, 2003 as a result of the development and redevelopment projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to June 30, 2003 net of the properties sold subsequent to June 30, 2003.

As of June 30, 2004, the Office and Industrial Properties represented 81.8% and 18.2%, respectively, of the Company’s annualized base rent. For the three months ended June 30, 2004, average occupancy in the Company’s stabilized portfolio was 91.7% compared to 92.0% for the three months ended June 30, 2003. As of June 30, 2004, the Company had approximately 968,600 rentable square feet of vacant space in its stabilized portfolio compared to 1,080,000 rentable square feet as of June 30, 2003.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at June 30, 2003	79	6,943,059	50	4,877,213	129	11,820,272
Properties added from the Development and Redevelopment Portfolio	4	398,489			4	398,489
Dispositions(1)	(2)	(155,567)			(2)	(155,567)
Remeasurement		(1,333)		1,391		58

Total at June 30, 2004	81	7,184,648	50	4,878,604	131	12,063,252

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 9 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined:
Office Properties	$32,739	$30,860	$1,879	6.1%
Industrial Properties	7,896	8,046	(150)	(1.9)

Total portfolio	40,635	38,906	1,729	4.4

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	40,635	38,906	1,729	4.4
Other expenses:
General and administrative expenses	5,026	4,011	1,015	25.3
Interest expense	9,148	7,585	1,563	20.6
Depreciation and amortization	14,558	12,993	1,565	12.0
Interest and other income	78	48	30	62.5

Income from continuing operations before minority interest	11,981	14,365	(2,384)	(16.6)
Minority interests attributable to continuing operations	(3,545)	(4,840)	1,295	(26.8)
Income from discontinued operations	203	3,835	(3,632)	(94.7)

Net income	8,639	13,360	(4,721)	(35.3)
Preferred dividends	(785)		(785)	100.0

Net income available to common shareholders	$7,854	$13,360	$(5,506)	(41.2)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$40,750	$34,939	$5,811	16.6%	$35,835	$32,898	$2,937	8.9%
Tenant reimbursements	4,225	4,041	184	4.6	4,113	4,005	108	2.7
Other property income	124	320	(196)	(61.3)	116	317	(201)	(63.4)

Total	45,099	39,300	5,799	14.8	40,064	37,220	2,844	7.6

Property and related expenses:
Property expenses	8,212	6,724	1,488	22.1	7,281	6,590	691	10.5
Real estate taxes	3,466	2,990	476	15.9	2,993	2,743	250	9.1
Provision for bad debts	350	(1,598)	1,948	121.9	221	(672)	893	132.9
Ground leases	332	324	8	2.5	332	321	11	3.4

Total	12,360	8,440	3,920	46.4	10,827	8,982	1,845	20.5

Net operating income, as defined	$32,739	$30,860	$1,879	6.1%	$29,237	$28,238	$999	3.5%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2004.

Total revenues from Office Properties increased $5.8 million, or 14.8%, to $45.1 million for the three months ended June 30, 2004 compared to $39.3 million for the three months ended June 30, 2003. Rental income from Office Properties increased $5.8 million, or 16.6% to $40.7 million for the three months ended June 30, 2004 compared to $34.9 million for the three months ended June 30, 2003. Rental income generated by the Core Office Portfolio increased $2.9 million, or 8.9% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.6% to 92.3% for the three months ended June 30, 2004 compared to 88.7% for the same period in 2003. The remaining $2.9 million increase in rental income was attributable to a $3.4 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $0.5 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.2 million, or 4.6% to $4.2 million for the three months ended June 30, 2004 compared to $4.0 million for the three months ended June 30, 2003. Of this increase, $0.1 million was generated by the Core Office Portfolio and the remaining $0.1 million was mainly attributable to the Office Development Properties. Other property income from Office Properties decreased approximately $0.2 million to $0.1 million for the three months ended June 30, 2004 compared to $0.3 million for the three months ended June 30, 2003. Other property income for both periods consisted primarily of lease termination fees. This decrease is mainly attributable to higher lease termination fees in the second quarter of 2003 as compared to the second quarter of 2004.

Total expenses from Office Properties increased $3.9 million, or 46.4% to $12.3 million for the three months ended June 30, 2004 compared to $8.4 million for the three months ended June 30, 2003. Property expenses from Office Properties increased $1.5 million, or 22.1% to $8.2 million for the three months ended June 30, 2004 compared to $6.7 million for the three months ended June 30, 2003. An increase of $0.7 million, or 10.5%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in contracted janitorial services, insurance and wages. An increase of $0.7 million in property expenses was attributable to the Office Development Properties, which was primarily due to an increase in variable operating expenses related to an increase in occupancy. The remaining $0.1 million increase was attributable to the Office Redevelopment Properties. Real estate taxes increased $0.5 million, or 15.9% for the three months ended June 30, 2004 as compared to the same period in 2003. Real estate taxes for the Core Office Portfolio increased $0.3 million, or 9.1%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase was primarily due to refunds received during the three months ended June 30, 2003 for real estate taxes that were successfully appealed by the Company. The remaining $0.2 million increase in real estate taxes was due to a $0.3 million increase in the Office Development Properties, partially offset by a $0.1 million decrease related to the Office Redevelopment Properties. The provision for bad debts increased $1.9 million, or 121.9%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase was primarily due to an adjustment recorded to the provision for unbilled deferred rents during the three months ended June 30, 2003. During the three months ended June 30, 2003, the Company reduced its provision for unbilled deferred rent by $2.0 million related to the Company’s leases with Peregrine Systems, Inc. (“Peregrine”) as a result of the settlement with Peregrine in July 2003. Excluding this one-time item, the provision for bad debts remained consistent for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at approximately $0.3 million for the three months ended June 30, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties increased $1.9 million, or 6.1% to $32.7 million for the three months ended June 30, 2004 compared to $30.8 million for the three months ended June 30, 2003. Of this increase, $1.0 million was generated by the Core Office Portfolio and $2.4 million was generated by the Office Development Properties, offset by a decrease of $1.5 million attributable to the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$8,401	$8,547	$(146)	(1.7)%
Tenant reimbursements	971	882	89	10.1
Other property income	4	25	(21)	(84.0)

Total	9,376	9,454	(78)	(0.8)

Property and related expenses:
Property expenses	654	707	(53)	(7.5)
Real estate taxes	781	608	173	28.5
Provision for bad debts	45	93	(48)	(51.6)

Total	1,480	1,408	72	5.1

Net operating income, as defined	$7,896	$8,046	$(150)	(1.9)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at June 30, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2004.

Total revenues from Industrial Properties decreased $0.1 million to $9.4 million for the three months ended June 30, 2004 compared to $9.5 million for the three months ended June 30, 2003. Rental income from Industrial Properties decreased $0.1 million, or 1.7% to $8.4 million for the three months ended June 30, 2004 compared to the $8.5 million for the three months ended June 30, 2003. This decrease was primarily due to a decline in occupancy in the industrial portfolio. Average occupancy in the industrial portfolio decreased 2.3% to 94.8% at June 30, 2004 as compared to 97.1% at June 30, 2003.

Tenant reimbursements from Industrial Properties increased $0.1 million to $1.0 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. Other property income from Industrial Properties remained consistent during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Total expenses from Industrial Properties increased $0.1 million, or 5.1% to $1.5 million for the three months ended June 30, 2004 compared to $1.4 million for the three months ended June 30, 2003. Property expenses from Industrial Properties remained consistent at approximately $0.7 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Real estate taxes from Industrial Properties increased $0.2 million, or 28.5%, to $0.8 million for the three months ended June 30, 2004 compared to $0.6 million for the three months ended June 30, 2003. This increase was mainly due to refunds received during the three months ended June 30, 2003 for real estate taxes successfully appealed by the Company. The provision for bad debts remained consistent at approximately $0.1 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.2 million, or 1.9% to $7.9 million for the three months ended June 30, 2004 compared to $8.1 million for the three months ended June 30, 2003.

Non-Property Related Income and Expenses

General and administrative expenses increased $1.0 million, or 25.3%, to $5.0 million for the three months ended June 30, 2004 compared to $4.0 million for the three months ended June 30, 2003. The increase was partially due to the reversal of a $0.5 million reserve in the second quarter of 2003 in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be leased to Peregrine. The building was surrendered to the Company in June 2002. The remaining $0.5 million increase was primarily due to an increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executives for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns (see Note 7 to the Company’s consolidated financial statements for further discussion about the program). The plan is accounted for using variable plan accounting, which requires the Company to record the cumulative charge to the income statement based on the closing share price for the period. The Company’s closing share price as of June 30, 2004 was $34.10 as compared to $27.50 as of June 30, 2003. The amounts recorded in future periods related to this plan will increase and decrease as the Company’s closing quarterly share price increases and decreases.

Net interest expense increased $1.5 million, or 20.6% to $9.1 million for the three months ended June 30, 2004 compared to $7.6 million for the three months ended June 30, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees remained relatively consistent at $11.2 million for the three months ended June 30, 2004 as compared to $11.5 million for the three months ended June 30, 2003. Total capitalized interest and loan fees decreased $1.8 million, or 46.8%, to $2.1 million for the three months ended June 30, 2004 as compared to $3.9 million for the three months ended June 30, 2003, due to lower construction in progress balances eligible for capitalization during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Depreciation and amortization increased $1.6 million, or 12.0% to $14.6 million for the three months ended June 30, 2004 compared to $13.0 million for the three months ended June 30, 2003. An increase of $0.5 million and $0.1 million was generated by the Core Office Portfolio and the Core Industrial Portfolio, respectively. The increase in these portfolios was mainly attributable to capital expenditures and tenant improvements incurred subsequent to June 30, 2003. The remaining $1.0 million increase in depreciation and amortization is attributable to an increase of $1.2 million related to the Office Development Properties, partially offset by a decrease of $0.2 million related to the Office Redevelopment Properties.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined:
Office Properties	$65,098	$62,582	$2,516	4.0%
Industrial Properties	16,352	16,416	(64)	(0.4)

Total portfolio	81,450	78,998	2,452	3.1

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	81,450	78,998	2,452	3.1
Other expenses:
General and administrative expenses	12,275	7,869	4,406	56.0
Interest expense	18,358	15,274	3,084	20.2
Depreciation and amortization	28,601	26,501	2,100	7.9
Interest and other income	385	94	291	309.6

Income from continuing operations before minority interest	22,601	29,448	(6,847)	(23.3)
Minority interests attributable to continuing operations	(7,096)	(9,780)	2,684	(27.4)
Income from discontinued operations	(97)	4,618	(4,715)	(102.1)

Net income	15,408	24,286	(8,878)	(36.6)
Preferred dividends	(1,570)		(1,570)	100.0

Net income available to common shareholders	$13,838	$24,286	$(10,448)	(43.0)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$80,525	$69,243	$11,282	16.3%	$70,871	$65,114	$5,757	8.8%
Tenant reimbursements	8,725	8,592	133	1.5	8,580	7,959	621	7.8
Other property income	656	4,743	(4,087)	(86.2)	633	473	160	33.8

Total	89,906	82,578	7,328	8.9	80,084	73,546	6,538	8.9

Property and related expenses:
Property expenses	16,821	14,658	2,163	14.8	14,933	13,832	1,101	8.0
Real estate taxes	6,711	5,989	722	12.1	5,799	5,560	239	4.3
Provision for bad debts	614	(1,295)	1,909	147.4	362	(697)	1,059	151.9
Ground leases	662	644	18	2.8	662	630	32	5.1

Total	24,808	19,996	4,812	24.1	21,756	19,325	2,431	12.6

Net operating income, as defined	$65,098	$62,582	$2,516	4.0%	$58,328	$54,221	$4,107	7.6%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2004.

Total revenues from Office Properties increased $7.3 million, or 8.9%, to $89.9 million for the six months ended June 30, 2004 compared to $82.6 million for the six months ended June 30, 2003. Rental income from Office Properties increased $11.3 million, or 16.3% to $80.5 million for the six months ended June 30, 2004 compared to $69.2 million for the six months ended June 30, 2003. Rental income generated by the Core Office Portfolio increased $5.8 million, or 8.8% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.3% to 92.0% for the six months ended June 30, 2004 compared to 88.7% for the same period in 2003. The remaining $5.5 million increase was attributable to a $7.0 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $1.5 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.1 million, or 1.5% to $8.7 million for the six months ended June 30, 2004 compared to $8.6 million for the six months ended June 30, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $0.6 million, or 7.8% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is primarily attributable to the reimbursement of prior year supplemental property taxes. This increase was offset by a decrease of $0.5 million. A $0.6 million decrease from the Office Redevelopment Properties was partially offset by a $0.1 million increase from the Office Development Properties. Other property income from Office Properties decreased approximately $4.1 million to $0.6 million for the six months ended June 30, 2004 compared to $4.7 million for the six months ended June 30, 2003. During the six months ended June 30, 2003 the Company recognized a $4.3 million lease termination fee resulting from the termination of a lease at a building in San Diego, California. Other property income for the six months ended June 30, 2004 consisted primarily of lease termination fees and tenant late charges.

Total expenses from Office Properties increased $4.8 million, or 24.1% to $24.8 million for the six months ended June 30, 2004 compared to $20.0 million for the six months ended June 30, 2003. Property expenses from Office Properties increased $2.2 million, or 14.8% to $16.8 million for the six months ended June 30, 2004 compared to $14.6 million for the six months ended June 30, 2003. An increase of $1.1 million, or 8.0%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in contracted janitorial services, insurance and wages. The remaining increase of $1.1 million is mainly attributable to the Office Development Properties, which was primarily due to an increase in variable operating expenses related to an increase in occupancy. Real estate taxes increased $0.7 million, or 12.1% for the six months ended June 30, 2004 as compared to the same period in 2003. An increase of $0.2 million or 4.3% was generated by the Core Office Portfolio. The remaining increase was attributable to a $0.6 million increase in the Office Development Properties offset by a $0.1 million decrease in the Office Redevelopment Properties. The provision for bad debts increased $1.9 million or 147.4% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to an adjustment recorded to the provision for unbilled deferred rents during the six months ended June 30, 2003. During the six months ended June 30, 2003, the Company reduced its provision for unbilled deferred rent by $2.0 million related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. Excluding this item, the provision for bad debts remained consistent for both periods. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at $0.6 million for the six months ended June 30, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties increased $2.5 million, or 4.0% to $65.1 million for the six months ended June 30, 2004 compared to $62.6 million for the six months ended June 30, 2003. Of this increase, $4.1 million was generated by the Core Office Portfolio and $5.2 million was generated by the Office Development Properties, offset by a decrease of $6.8 million attributable to the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$16,701	$17,160	$(459)	(2.7)%
Tenant reimbursements	1,950	1,910	40	2.1
Other property income	492	128	364	284.4

Total	19,143	19,198	(55)	(0.3)

Property and related expenses:
Property expenses	1,201	1,178	23	2.0
Real estate taxes	1,551	1,393	158	11.3
Provision for bad debts	39	211	(172)	(81.5)

Total	2,791	2,782	9	0.3

Net operating income, as defined	$16,352	$16,416	$(64)	(0.4)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at June 30, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2004.

Total revenues from Industrial Properties decreased $0.1 million, to $19.1 million for the six months ended June 30, 2004 compared to $19.2 million for the six months ended June 30, 2003. Rental income from Industrial Properties decreased $0.5 million, or 2.7% to $16.7 million for the six months ended June 30, 2004 compared to the $17.2 million for the six months ended June 30, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 2.9% to 94.5% for the six months ended June 30, 2004 as compared to 97.4% for the six months ended June 30, 2003.

Tenant reimbursements from Industrial Properties remained consistent at approximately $1.9 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Other property income from Industrial Properties increased $0.4 million, or 284.4% to $0.5 million for the six months ended June 30, 2004 compared to $0.1 million for the six months ended June 30, 2003. This increase is primarily attributable to a $0.5 million lease termination fee the Company recorded in 2004 resulting from an early lease termination at a building in El Segundo.

Total expenses from Industrial Properties remained consistent at $2.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Property expenses from Industrial Properties remained consistent at $1.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Real estate taxes for the Industrial Properties increased $0.2 million or 11.3% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase was primarily due to refunds received during the six months ended June 30, 2003 for real estate taxes that were successfully appealed by the Company. The provision for bad debts decreased $0.2 million, or 81.5% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. During the six months ended June 30, 2004 the Company’s reserve requirement decreased due to the collection of outstanding receivables. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.1 million, or 0.4% to $16.3 million for the six months ended June 30, 2004 compared to $16.4 million for the six months ended June 30, 2003.

Non-Property Related Income and Expenses

Interest and other income increased approximately $0.3 million, or 309.6% to $0.4 million for the six months ended June 30, 2004 compared to $0.1 million for the six months ended June 30, 2003. This increase was primarily due to a $0.1 million net realized gain from the sale of stock that the Company received in satisfaction of a creditor’s claim under a lease that was terminated early. (See Note 8 to the Company’s consolidated financial statements.). Additionally, during the six months ended June 30, 2004, the Company recorded $0.1 million in non-recurring interest earned in connection with a reimbursement of prior year supplemental property taxes.

General and administrative expenses increased $4.4 million, or 56.0%, to $12.3 million for the six months ended June 30, 2004 compared to $7.9 million for the six months ended June 30, 2003. The increase is primarily due to a $3.8 million increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executives for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns (see Note 7 to the Company’s consolidated financial statements for further discussion about the program). The plan is accounted for using variable plan accounting, which requires the Company to record the cumulative charge to the income statement based on the closing share price for the period. The Company’s closing share price as of June 30, 2004 was $34.10 as compared to $27.50 as of June 30, 2003. The amounts recorded in future periods related to this plan will increase and decrease as the Company’s closing quarterly share price increases and decreases. The remaining $0.6 million increase was primarily due to the reversal of a $0.5 million reserve in the second quarter of 2003 in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be leased to Peregrine. The building was surrendered to the Company in June 2002.

Net interest expense increased $3.1 million, or 20.2% to $18.4 million for the six months ended June 30, 2004 compared to $15.3 million for the six months ended June 30, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees remained consistent at $22.5 million for both the six months ended June 30, 2004 and 2003. Total capitalized interest and loan fees decreased $3.2 million, or 43.5%, to $4.1 million for the six months ended June 30, 2004 from $7.3 million for the six months ended June 30, 2003 due to lower construction in progress balances eligible for capitalization during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Depreciation and amortization increased $2.1 million, or 7.9% to $28.6 million for the six months ended June 30, 2004 compared to $26.5 million for the six months ended June 30, 2003. Depreciation and amortization related to the Core Office Properties and the Core Industrial Properties increased by $0.2 million, collectively. The increase in these portfolios was mainly attributable to capital expenditures and tenant improvements incurred subsequent to June 30, 2003. The remaining $1.9 million increase in depreciation and amortization is attributable to an increase of $2.5 million related to the Office Development Properties, partially offset by a decrease of $0.6 million related to the Office Redevelopment Properties.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at June 30, 2004:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	26	2,873,060	84.6%
Orange County	7	387,327	93.0
San Diego	40	3,045,301	94.4
Other	8	878,960	90.8

Total Office	81	7,184,648	90.0

Industrial Properties:
Los Angeles	4	388,805	70.7
Orange County	44	4,194,382	96.8
Other	2	295,417	100.0

Total Industrial	50	4,878,604	94.9

Total Portfolio	131	12,063,252	92.0%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2004(4)	24	104,876	1.6%	$2,502
2005	58	629,664	9.8	13,111
2006	56	696,846	10.9	15,612
2007	61	1,162,047	18.1	23,559
2008	43	1,008,850	15.7	21,604
2009	37	967,806	15.1	21,612

Total Office	279	4,570,089	71.2	98,000

Industrial Properties:
Remaining 2004(4)	4	142,703	3.1	994
2005	16	735,060	15.9	5,513
2006	16	605,517	13.1	4,676
2007	13	662,776	14.3	4,576
2008	9	1,021,388	22.1	6,721
2009	11	678,661	14.7	4,333

Total Industrial	69	3,846,105	83.2	26,813

Total	348	8,416,194	76.3%	$124,813

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of June 30, 2004.
(3)	Determined based on monthly GAAP rent at June 30, 2004, multiplied by 12, including all leases executed on or before June 30, 2004.
(4)	Represents leases expiring in 2004 that have not been renewed as of June 30, 2004.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended June 30, 2004:
Office Properties	14	5	111,399	42,952	10.7%	5.3%	76.8%	100
Industrial Properties	2	6	45,854	218,295	7.3%	(5.3)%	100.0%	45

Total	16	11	157,253	261,247	8.6%	(1.5)%	95.3%	61

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Six Months Ended June 30, 2004:
Office Properties	29	14	230,138	94,949	10.0%	8.7%	70.0%	71
Industrial Properties	3	9	49,854	303,195	4.5%	(6.5)%	92.2%	42

Total	32	23	279,992	398,144	7.9%	2.3%	85.7%	56

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space Excludes leases for which the space was vacant for longer than one year. The change in cash rents for two of the leases that commenced during the six months ended June 30, 2004 was calculated using the leases’ stabilized stated rent. The starting stated rents for these two leases were discounted for the first six months.
(4)	Calculated as the percentage of space either renewed or newly leased by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s in-process and committed office development and redevelopment projects as of June 30, 2004. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors Which May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

			Projected		Total Costs as of June 30, 2004	Percent Leased as of June 30, 2004
Project Name/Submarket	Actual/ Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)
				(in thousands)
Projects in Lease-Up:
12400 High Bluff Del Mar, CA	3rd Qtr 2003	3rd Qtr 2004	208,961	$62,297	$59,438	100%
Committed Projects:
15227 Avenue of Science Rancho Bernardo, CA	3rd Qtr 2005(3)	3rd Qtr 2006	65,867	$14,198	3,938	—
15223 Avenue of Science Rancho Bernardo, CA	3rd Qtr 2005(3)	3rd Qtr 2006	37,405	9,035	2,706	—

Subtotal			103,272	23,233	6,644

Total in-Process and Committed Projects:			312,233	$85,530	$66,082	67%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2004.
(3)	The Company began construction on these projects in July 2004.

Redevelopment Projects

Project Name/Submarket	Pre and Post Redevelop- ment Type	Actual/ Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs	Total Estimated. Investment	Total Costs as of June 30, 2004	Percent Leased as of June 30, 2004
				(in thousands)
Projects in Lease-Up:
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	1st Qtr 2004	1st Qtr 2005	67,995	$8,790	$10,399	$19,189	$10,594	—
Projects Under Construction:
909 Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	241,603	37,799	27,222	65,021	48,421	19%

Total In Process and Committed Projects				309,598	$46,589	$37,621	$84,210	$59,015	15%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of June 30, 2004, the Company’s total debt as a percentage of total market capitalization (presented on page 33) was 37.3%. As of June 30, 2004, the Company’s total debt plus preferred equity as a percentage of total market capitalization was 45.2%.

As of June 30, 2004, the Company had borrowings of $140.0 million outstanding under its unsecured revolving line of credit (the “Credit Facility”) and availability of approximately $145.9 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% (2.74% at June 30, 2004), depending upon the Company’s leverage ratio at the time of borrowing, and matures in March 2005. The fee for unused funds ranges from an annual rate of 0.20% to 0.35% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

The Company has a fixed-rate mortgage loan with a principal balance of $73.9 million as of June 30, 2004. After January 2005, this mortgage loan is subject to increases in the effective annual interest rate to the greater of 10.35% or the sum of the interest rate for U.S. Treasury Securities maturing 15 years from the reset date plus 2.00%. The contractual maturity date of this loan is February 2022, however the Company intends to refinance the debt in the second half of 2004 without any prepayment penalty. The Company has restricted cash balances, which totaled an aggregate of $7.0 million as of June 30, 2004, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with this loan. When the Company repays the loan, the restricted balances that are outstanding at that time will become available as unrestricted funds to the Company. In addition, the value of the properties securing this loan will be added to the Company’s unencumbered asset pool. As a result, management estimates that the availability under the Credit Facility will increase to $285 million based on the total outstanding borrowings under the Credit Facility as of June 30, 2004.

The Company is in discussions to issue six-year and ten-year senior unsecured notes in a private placement. The notes will have an aggregate principal balance of $144 million and will require semi-annual interest payments based on a weighted average fixed-rate of 6.14%. The new financing is expected to close in August 2004 subject to customary conditions. The Company intends to use the proceeds to repay the $73.9 million principal balance on the fixed-rate mortgage loan discussed above. The remaining proceeds will be used to repay other variable-rate debt.

In 2003 and 2002, the Company used proceeds from dispositions of operating properties of approximately $34.1 million and $46.5 million, respectively, to fund a portion of its development and redevelopment activities and its share repurchase program. The Company disposed of one office property for a sales price of $19.5 million during the six months ended June 30, 2004 and expects that it could dispose of up to an additional $30 million during the remainder of 2004. Management continues to evaluate other financing sources to fund its development and redevelopment activities.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at June 30, 2004 and December 31, 2003:

	Percentage of Total Debt		Weighted-Average Interest Rate
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Secured vs. unsecured:
Secured	81.5%	69.1%	5.9%	5.8%
Unsecured	18.5%	30.9%	4.8%	4.2%
Fixed rate vs. variable rate:
Fixed rate(1)(2)(3)(4)	87.6%	72.6%	6.0%	6.3%
Variable rate	12.4%	27.4%	2.9%	2.8%
Total Debt			5.7%	5.3%
Total Debt Including Loan Fees			6.2%	5.9%

(1)	At June 30, 2004, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.
(2)	At June 30, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.
(3)	At June 30, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.
(4)	As of June 30, 2004, the fixed-rate debt includes the Company’s $81.0 million and $34.0 million secured loans that require monthly interest-only payments based on a variable annual interest rate of LIBOR plus 175 basis points through July 2004 and September 2004, respectively. The weighted average interest for the Company’s fixed-rate debt was calculated using the respective fixed annual interest rates of 5.57% and 4.95% for these loans that are effective in August 2004 and October 2004.

Following is the Company’s total market capitalization as of June 30, 2004:

	Shares/Units at June 30, 2004	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
Secured debt		$614,806	30.4%
Unsecured line of credit		140,000	6.9

Total debt		754,806	37.3

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	3.7
9.250% Series D Cumulative Redeemable Preferred Units(1)	900,000	45,000	2.2
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	2.0
Common units outstanding(3)	4,081,587	139,182	6.9
Common shares outstanding(3)	28,397,685	968,362	47.9

Total equity		1,267,794	62.7

Total Market Capitalization		$2,022,600	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $34.10 at June 30, 2004.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at June 30, 2004 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at June 30, 2004. The table does not reflect available maturity extension options.

	Payment Due by Period
	(in thousands)
	Remainder of 2004	2005-2006	2007-2008	After 2008	Total
Principal payments—secured debt	$49,346	$163,402	$114,970	$287,088	$614,806
Principal payments—Credit Facility		140,000			140,000
Interest payments—fixed-rate debt(1)(2)(3)	14,998	50,963	44,291	48,056	158,308
Interest payments—interest-rate swaps(1)(4)	2,558	2,987			5,545
Ground lease obligations(5)	802	3,214	3,151	69,796	76,963
Capital commitments(6)	14,330				14,330

Total	$82,034	$360,566	$162,412	$404,940	$1,009,952

(1)	As of June 30, 2004, 87.6% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 12.4% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.40% to 1.75%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of June 30, 2004, one-month LIBOR was 1.37%.
(2)	This table reflects the scheduled interest payments for the Company’s $81.0 million and $34.0 million secured fixed-rate loans beginning in August 2004 and October 2004. Prior to this time these loans require monthly interest-only payments based on a variable annual interest rate of LIBOR plus 175 basis points.
(3)	The Company has a fixed-rate mortgage with a principal balance of $73.9 million as of June 30, 2004 that it intends to refinance in the second half of 2004. This schedule includes the scheduled interest payments for this loan through January 2005 and does not reflect this potential prepayment. For further discussion on this loan see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity.”
(4)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of June 30, 2004, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the offsetting variable payment to be received from the counterparty. The Company employs derivative instruments for hedging purposes only and does not hold interest-rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $150 million as of June 30, 2004.
(5)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(6)	Amounts represent commitments under signed leases and contracts. See further discussion under the caption “Capital Commitments” on page 35.

The Credit Facility and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include minimum debt service coverage ratios, a maximum total liabilities to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at June 30, 2004. In addition, the Company’s construction loan, which is due September 2004, has a limited recourse provision that holds the Company liable up to approximately $14.3 million plus any unpaid accrued interest.

Capital Commitments

As of June 30, 2004, the Company had one development project and two redevelopment projects that were either in lease-up or under construction. The Company also commenced construction on the third phase of a development project in July 2004 that will include two office buildings. These projects have a total estimated investment of approximately $170 million. The Company has incurred an aggregate of approximately $125 million on these projects as of June 30, 2004, and currently projects it could spend approximately $24 million of the remaining $45 million of presently budgeted development costs during the remainder of 2004, depending on leasing activity. In addition, the Company had two development projects that were added to the Company’s stabilized portfolio of operating properties in the second and third quarters of 2003, which had not yet reached stabilized occupancy as of June 30, 2004. Depending on leasing activity, the Company currently projects it could spend approximately $6 million for these projects during the remainder of 2004. The Company also estimates it could spend an additional $3 million on other development projects during the remainder of 2004, depending upon market conditions. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment” on page 31.

As of June 30, 2004, the Company had executed leases that committed the Company to $13 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at June 30, 2004. In addition, during the remainder of 2004, the Company plans to spend approximately $5 million to $11 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2004. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On May 18, 2004, the Company declared a regular quarterly cash dividend of $0.495 per common share payable on July 16, 2004 to stockholders of record on June 30, 2004. This dividend is equivalent to an annual rate of $1.98 per share. In addition the Company is required to make quarterly distributions to its Series A and Series D Preferred unitholders and Series E Preferred Stockholders, which in aggregate total approximately $13 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the six months ended June 30, 2004.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the remainder of 2004. The Company estimates it will have a range of approximately $340 million to $372 million of available sources to meet its short-term cash needs as follows: estimated availability of approximately $285 million under its Credit Facility, estimated operating cash flow ranging from $48 million to $50 million, proceeds from the disposition of non-strategic assets ranging up to an additional $30 million, and approximately $7 million from the release of restricted cash during 2004. The Company estimates it will have a range of approximately $210 million to $219 million of commitments and capital expenditures during the remainder of 2004 comprised of the following: $123 million in secured debt principal repayments; planned expenditures for in-process development, stabilized development and new development projects ranging from $30 million to $33 million; $14 million of committed costs for executed leases and capital expenditures; and budgeted capital improvements, tenant improvements and leasing costs for the Company’s stabilized portfolio ranging from approximately $5 million to $11 million, depending on leasing activity. In addition, based on the Company’s annualized dividends for the second quarter of 2004, the Company may distribute approximately $39 million to common and preferred stockholders and common and preferred unitholders during the remainder of 2004. There can be, however, no assurance that the Company will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.

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

Off Balance Sheet Arrangements

As of June 30, 2004, the Company does not have any off-balance sheet transactions, arrangements or obligations, including contingent liabilities.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $4.4 million, or 11.4% to $42.9 million for the six months ended June 30, 2004, compared to the $38.5 million for the six months ended June 30, 2003. The increase is primarily attributable to an increase in average occupancy in the Core Office Portfolio. For the six months ended June 30, 2004, average occupancy in this portfolio was 92.0% as compared to 88.7% for the six months ended June 30, 2003.

Net cash used in investing activities decreased $10.1 million, or 63.8%, to $5.8 million for the six months ended June 30, 2004 compared to $15.9 million for the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in development spending offset by lower net proceeds received from the disposition of operating properties used to fund a portion of the development costs. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. In July 2004, the Company commenced construction on the third phase of a development project that will include two office buildings. As a result, development spending is likely to increase over the next year. See additional information regarding the Company’s development programs and anticipated development spending under the captions “Development and redevelopment programs” on page 18 and “Capital Commitments” on page 35.

Net cash used in financing activities increased $8.0 million, or 25.3%, to $39.5 million for the six months ended June 30, 2004 compared to $31.5 million for the six months ended June 30, 2003. This increase was primarily attributable to a $8.4 million decrease in net borrowing activity for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, which was mainly due to the Company scaling back its development activity as discussed in the paragraph above.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income available for common shareholders	$7,854	$13,360	$13,838	$24,286
Adjustments:
Minority interest in earnings of Operating Partnership	1,138	2,056	2,124	3,742
Depreciation and amortization	14,329	13,167	28,315	26,872
Net loss (gain) on dispositions of operating properties	64	(3,690)	64	(3,690)

Funds From Operations(1)	$23,385	$24,893	$44,341	$51,210

(1)	Reported amounts are attributable to common shareholders and common unitholders.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2003 to June 30, 2004 is incorporated herein by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” beginning on page 32.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at June 30, 2004 and December 31, 2003. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt ranged from LIBOR plus 1.40% to LIBOR plus 1.75% at June 30, 2004 and December 31, 2003. For the interest-rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 2004 and December 31, 2003. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2003.

Interest Rate Risk Analysis—Tabular Presentation

(in millions)

	Maturity Date						June 30, 2004		December 31, 2003
	Remaining 2004	2005	2006	2007	2008	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured line of credit:
Variable-rate		$140.0					$140.0	$140.0	$235.0	$235.0
Variable-rate index		LIBOR					LIBOR		LIBOR
Secured debt:
Variable-rate	$43.8	$29.0	$31.0				$103.8	$103.8	$123.8	$123.8
Variable-rate index	LIBOR	LIBOR	LIBOR				LIBOR		LIBOR
Fixed-rate	$5.5	$93.0	$10.4	$32.0	$83.0	$287.1	$511.0	$493.7	$402.2	$414.1
Average interest rate	6.97%	8.17%	6.50%	6.60%	4.17%	6.44%	6.40%		6.72%
Interest Rate Derivatives Used to Hedge Variable Rate Debt:
Interest-rate swap agreements:
Notional amount		$100.0	$50.0				$150.0	$(0.4)	$150.0	$(2.7)
Fixed pay interest rate		3.52%	2.98%				3.34%		3.34%
Variable receive rate index		LIBOR	LIBOR
Interest-rate cap agreements:
Notional amount									$100.0	$—
Cap rate									4.25%
Forward rate index									LIBOR

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

As of June 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.    CHANGES IN SECURITIES

During the three months ended June 30, 2004, the Company redeemed 66,276 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 66,276 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of its stockholders on May 18, 2004, stockholders elected John R. D’Eathe (10,931,746 votes for and 15,205,782 votes withheld) and William P. Dickey (10,941,349 votes for and 15,196,179 votes withheld) as directors of the Company for terms expiring in the year 2007. Stockholders also elected Edward F. Brennan (25,670,689 votes for and 466,839 votes withheld) as a director of the Company for a term expiring in the year 2005.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 4, 2004, under Items 9 and 12, in connection with its first quarter 2004 earnings release and attached to such report its first quarter 2004 Supplemental Financial Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2004.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)