Form 10-Q
period 2004-09-30
KILROY REALTY CORP
filed 2004-10-28
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 26, 2004, 28,527,920 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$288,861	$289,730
Buildings and improvements, net	1,357,626	1,305,145
Undeveloped land and construction in progress, net	84,218	131,411

Total real estate held for investment	1,730,705	1,726,286
Accumulated depreciation and amortization	(353,025)	(321,372)

Total real estate assets, net	1,377,680	1,404,914

CASH AND CASH EQUIVALENTS	3,652	9,892
RESTRICTED CASH (Note 4)	1,283	8,558
CURRENT RECEIVABLES, NET	4,190	4,919
DEFERRED RENT RECEIVABLES, NET	43,956	36,804
DEFERRED LEASING COSTS, NET	39,420	36,651
DEFERRED FINANCING COSTS, NET	3,190	3,657
PREPAID EXPENSES AND OTHER ASSETS	6,008	7,240

TOTAL ASSETS	$1,479,379	$1,512,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 4)	$494,932	$526,048
Unsecured senior notes (Note 4)	144,000
Unsecured line of credit (Note 4)	92,000	235,000
Accounts payable, accrued expenses and other liabilities (Note 5)	52,889	41,147
Accrued distributions (Note 13)	16,498	16,369
Rents received in advance, tenant security deposits and deferred revenue	19,974	20,904

Total liabilities	820,293	839,468

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 6):
7.45% (8.075% as of December 31, 2003) Series A Cumulative Redeemable Preferred unitholders	73,638	73,716
9.25% Series D Cumulative Redeemable Preferred unitholders	44,321	44,321
Common unitholders of the Operating Partnership	61,782	66,502

Total minority interests	179,741	184,539

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 25,290,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, 1,610,000 shares authorized, issued and outstanding	38,425	38,437
Common stock, $.01 par value, 150,000,000 shares authorized, 28,527,920 and 28,209,213 shares issued and outstanding, respectively	286	282
Additional paid-in capital	515,086	508,568
Deferred compensation	(1,929)	(852)
Distributions in excess of earnings	(71,456)	(53,449)
Accumulated net other comprehensive loss (Note 5)	(1,067)	(4,358)

Total stockholders’ equity	479,345	488,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,479,379	$1,512,635

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES (Note 10):
Rental income	$50,501	$45,870	$147,127	$131,695
Tenant reimbursements	4,817	4,472	15,370	14,845
Other property income (Note 8)	(273)	18,441	875	23,312

Total revenues	55,045	68,783	163,372	169,852

EXPENSES (Note 10):
Property expenses	8,620	7,738	25,904	23,261
Real estate taxes	4,423	3,869	12,631	11,197
Provision for bad debts (Note 9)	(524)	2,749	116	1,662
Ground leases	334	326	996	970
General and administrative expenses	9,399	5,089	22,342	13,231
Interest expense	9,540	8,869	27,898	24,143
Depreciation and amortization	14,832	14,299	43,317	40,685

Total expenses	46,624	42,939	133,204	115,149

OTHER INCOME
Interest and other income (Note 8)	77	36	462	130

Total other income	77	36	462	130

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	8,498	25,880	30,630	54,833

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 6)	(2,437)	(3,375)	(7,396)	(10,125)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(564)	(2,983)	(2,642)	(5,947)

Total minority interests	(3,001)	(6,358)	(10,038)	(16,072)

INCOME FROM CONTINUING OPERATIONS	5,497	19,522	20,592	38,761
DISCONTINUED OPERATIONS (Notes 2 and 11)
Revenues from discontinued operations	367	1,279	2,386	5,667
Expenses from discontinued operations	(117)	(638)	(989)	(2,891)
Net gain (loss) on disposition of discontinued operations	6,212	(48)	6,148	3,642
Impairment loss on property held for sale			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations.	(817)	(76)	(862)	(854)

Total income from discontinued operations	5,645	517	5,957	5,564

NET INCOME	11,142	20,039	26,549	44,325
PREFERRED DIVIDENDS	(785)		(2,355)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$10,357	$20,039	$24,194	$44,325

Income from continuing operations per common share—basic (Note 12)	$0.19	$0.71	$0.73	$1.42

Income from continuing operations per common share—diluted (Note 12)	$0.19	$0.70	$0.73	$1.40

Net income per common share—basic (Note 12)	$0.37	$0.73	$0.86	$1.62

Net income per common share—diluted (Note 12)	$0.36	$0.72	$0.85	$1.61

Weighted average shares outstanding—basic (Note 12)	28,271,214	27,584,345	28,202,925	27,386,930

Weighted average shares outstanding—diluted (Note 12)	28,439,665	27,800,542	28,368,505	27,593,126

Dividends declared per common share	$0.495	$0.495	$1.485	$1.485

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

	Preferred Stock	Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
		Number of Shares	Common Stock	Additional Paid-in Capital
BALANCE AT DECEMBER 31, 2003	$38,437	28,209,213	$282	$508,568	$(852)	$(53,449)	$(4,358)	$488,628
Net income						26,549		26,549
Net other comprehensive income							3,291	3,291

Comprehensive income								29,840
Issuance costs of preferred stock	(12)							(12)
Issuance of restricted stock (Note 7)		114,843	1	3,994	(2,751)			1,244
Exercise of stock options		76,991	1	1,598				1,599
Non-cash amortization of restricted stock					1,674			1,674
Repurchase of common stock (Note 7)		(36,955)		(1,275)				(1,275)
Conversion of common limited partnership units of the Operating Partnership (Note 6)		163,828	2	4,399				4,401
Stock option expense (Note 1)				20				20
Adjustment for minority interest (Note 1)				(2,218)				(2,218)
Preferred dividends						(2,355)		(2,355)
Dividends declared ($1.485 per share)						(42,201)		(42,201)

BALANCE AT SEPTEMBER 30, 2004	$38,425	28,527,920	$286	$515,086	$(1,929)	$(71,456)	$(1,067)	$479,345

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,549	$44,325
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	42,974	41,200
Impairment loss on property held for sale	726
Minority interest in earnings of Operating Partnership	3,504	6,801
Non-cash amortization of restricted stock grants	2,526	2,358
Non-cash amortization of deferred financing costs	2,397	1,721
(Decrease) increase in provision for uncollectible tenant receivables	(607)	2,243
Increase (decrease) in provision for uncollectible unbilled deferred rent	738	(551)
Depreciation of furniture, fixtures and equipment	681	719
Net gain on dispositions of operating properties	(6,148)	(3,642)
Other	29	77
Changes in assets and liabilities:
Current receivables	1,336	(1,593)
Deferred rent receivables	(8,425)	(4,669)
Deferred leasing costs	(2,047)	(658)
Prepaid expenses and other assets	543	(753)
Accounts payable, accrued expenses and other liabilities	14,100	(2,497)
Rents received in advance, tenant security deposits and deferred revenue	(930)	(2,740)
Accrued distributions to Cumulative Redeemable Preferred unitholders	(78)

Net cash provided by operating activities	77,868	82,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(18,365)	(17,652)
Expenditures for undeveloped land and construction in progress	(24,860)	(47,221)
Net proceeds received from dispositions of operating properties	33,439	34,076

Net cash used in investing activities	(9,786)	(30,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	115,218	105,587
Proceeds from the issuance of unsecured senior notes	144,000
Net repayments on unsecured line of credit	(143,000)	(33,000)
Principal payments on secured debt	(146,334)	(83,785)
Distributions paid to common stockholders and common unitholders	(48,172)	(47,097)
Repurchase of common stock (Note 7)	(1,275)	(1,714)
Decrease (increase) in restricted cash	7,275	(1,983)
Financing costs	(1,331)	(357)
Proceeds from exercise of stock options	1,599	11,106
Distributions to preferred shareholders	(2,302)

Net cash used in financing activities	(74,322)	(51,243)

Net (decrease) increase in cash and cash equivalents	(6,240)	301
Cash and cash equivalents, beginning of period	9,892	15,777

Cash and cash equivalents, end of period	$3,652	$16,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $5,707 and $8,727 at September 30, 2004 and 2003, respectively	$24,117	$21,208

Distributions paid to Cumulative Redeemable Preferred unitholders	$7,454	$10,125

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common unitholders and shareholders (Note 13)	$16,097	$15,960

Receipt of stock (Note 8)	$494

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004 and 2003

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of September 30, 2004, the Company’s stabilized portfolio of operating properties consisted of 82 office buildings (the “Office Properties”) and 49 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.4 million and 4.6 million rentable square feet, respectively, and was 93.1% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes properties currently under construction or “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of September 30, 2004 the Company had two redevelopment properties encompassing approximately 309,600 rentable square feet, each of which was in the lease-up phase. In addition, as of September 30, 2004 the Company had two development properties under construction, which when completed are expected to encompass approximately 103,300 rentable square feet.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.7% general partnership interest in the Operating Partnership as of September 30, 2004. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”) which, as of December 31, 2003, was owned 99.0% by the Operating Partnership and 1.0% by the Company. On January 1, 2004, KSLLC became a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments” (“FSP FAS 129-1”). FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income available for common shareholders, as reported	$10,357	$20,039	$24,194	$44,325
Add: Stock option expense included in reported net income	7	7	20	20
Deduct: Total stock option expense determined under fair value recognition method for all awards	(7)	(29)	(24)	(94)

Pro forma net income available for common shareholders	$10,357	$20,017	$24,190	$44,251

Net income per common share:
Basic—as reported	$0.37	$0.73	$0.86	$1.62

Basic—pro forma	$0.37	$0.73	$0.86	$1.62

Diluted—as reported	$0.36	$0.72	$0.85	$1.61

Diluted—pro forma	$0.36	$0.72	$0.85	$1.61

2.    Dispositions

Dispositions

During the nine months ended September 30, 2004, the Company sold the following properties:

Location	Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
3750 University Avenue Riverside, CA	Office	May	1	125,020	$19.5
12752/12822 Monarch Street Garden Grove, CA	Industrial	September	1	277,037	15.3

Total			2	402,057	$34.8

During the three and nine months ended September 30, 2004, the Company recorded a net gain of approximately $6.2 million and $6.1 million, respectively, in connection with the dispositions. The Company used the net cash proceeds from the sale of these properties to fund its development and redevelopment programs and to repay borrowings under the Credit Facility (defined in Note 4). The Company had classified the office property located in Riverside as held for sale as of March 31, 2004 and recorded a $0.7 million impairment loss in the first quarter of 2004 to reflect the property on the balance sheet at its estimated fair market value less selling costs. The net income and the net gain on disposition for these properties and the impairment loss have been included in discontinued operations for the three and nine months ended September 30, 2004 and 2003 (see Note 11).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Development and Redevelopment Projects

Stabilized Development Projects

During the nine months ended September 30, 2004, the Company added the following development project to the Company’s stabilized portfolio:

Project Name / Submarket	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased
12400 High Bluff Del Mar, CA	Office	Q3 2003	Q3 2004	1	208,500	100%

Redevelopment Projects in Lease-up

During the nine months ended September 30, 2004, the Company completed the following redevelopment projects, which were in the lease-up phase as of September 30, 2004:

Project Name / Submarket	Pre and Post Redevelopment Property Type	Completion Date	Estimated Stabilization Date(1)	Number of Buildings	Rentable Square Feet	Percentage Leased
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	Q1 2004	Q1 2005	1	68,000	0%
909 Sepulveda Blvd. El Segundo, CA	Office	Q3 2004	Q3 2005	1	241,600	19%

Total				2	309,600	15%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.

4.    Unsecured and Secured Debt

As of September 30, 2004, the Company had borrowings of $92.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $251.4 million. The Credit Facility bore interest at an annual rate between LIBOR plus 1.13% and LIBOR plus 1.75% during the nine months ended September 30, 2004 and 2003 (3.26% at September 30, 2004), depending upon the Company’s leverage ratio at the time of borrowing.

On October 22, 2004, the Company obtained a new $425 million unsecured revolving credit facility (“New Credit Facility”) to replace the Credit Facility that was scheduled to mature in March 2005. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing, and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the New Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In February 2004, the Company borrowed $81 million under a mortgage loan that is secured by four office properties in a five-building complex. The loan required interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through July 2004 and beginning in August 2004 and continuing through August 2012, the scheduled maturity date, the loan required monthly principal and interest payments based on a fixed annual interest rate of 5.57%. The Company used a portion of the proceeds to repay an outstanding

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage loan with a principal balance of $20.3 million that was scheduled to mature in June 2004. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility.

In March 2004, the Company borrowed $34 million under a mortgage loan that is secured by the fifth office property in the five-building complex referenced above. The loan required interest-only payments based on a variable annual interest rate of LIBOR plus 1.75% through September 2004 and beginning in October 2004 and continuing through August 2012, the scheduled maturity date, the loan requires monthly principal and interest payments based on a fixed annual interest rate of 4.95%. The Company used the proceeds to repay borrowings under the Credit Facility.

In August 2004, the Company issued two series of unsecured senior notes with an aggregate principal balance of $144 million. The Series A notes have an aggregate principal balance of $61 million and mature in August 2010. The Series B notes have an aggregate principal balance of $83 million and mature in August 2014. The Series A and Series B notes require semi-annual interest payments each February and August based on a fixed annual interest rate of 5.72% and 6.45%, respectively. The Company used the proceeds to repay a mortgage loan with an outstanding principal balance of $73.8 million that was scheduled to mature in January 2005 and a construction loan with an outstanding principal balance of $43.8 million that was scheduled to mature in September 2004. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility.

In connection with the repayment of the mortgage loan, approximately, $6.3 million in cash became available to the Company as unrestricted funds. This cash was held in connection with credit enhancements and as reserves for property taxes, capital expenditures and capital improvements under the terms of the loan and had previously been classified as restricted cash.

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a minimum debt service coverage and fixed charge coverage ratios, minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at September 30, 2004.

Total interest and loan fees capitalized for the three months ended September 30, 2004 and 2003 were $2.3 million and $2.5 million, respectively. Total interest and loan fees capitalized for the nine months ended September 30, 2004 and 2003 were $6.4 million and $9.8 million, respectively.

5.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at September 30, 2004:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(374)
Interest rate swap	50,000	LIBOR	2.57	November 2005	(64)
Interest rate swap	25,000	LIBOR	2.98	December 2006	(39)
Interest rate swap	25,000	LIBOR	2.98	December 2006	(39)

Total included in other liabilities					$(516)

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2004, the Company terminated two interest rate cap agreements. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the cost deferred in accumulated other net comprehensive loss (“AOCL”) associated with the terminated contracts remained in AOCL upon termination because the Company will continue to make interest payments on the associated outstanding debt. The cost is being amortized into interest expense through January 2005, the remaining term of the interest-rate cap agreements.

The instruments described above have been designated as cash flow hedges. As of September 30, 2004, the balance in AOCL was approximately $1.1 million relating to the net decrease in the fair market value of the derivative instruments since their inception. The $0.6 million difference between the total fair value of $0.5 million and the $1.1 million balance in AOCL represents the deferred cost associated with the terminated interest-rate cap agreements. For the nine months ended September 30, 2004, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in AOCL will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned an 87.7% general partnership interest in the Operating Partnership as of September 30, 2004.

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

During the nine months ended September 30, 2004, 163,828 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partners.

7.    Stockholders’ Equity and Employee Incentive Plans

In February 2004, the Company’s Compensation Committee granted an aggregate of 111,159 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $34.85 on the February 10, 2004 grant date and is amortized on a straight-line basis over the performance and vesting periods. Of the shares granted, 21,234 vest at the end of a one-year period, 68,403 vest in equal annual installments over a two-year period and 21,522 vest in equal annual installments over a four-year period. The Company recorded approximately $1.0 million in compensation expense related to these restricted stock grants during the nine months ended September 30, 2004.

In May 2004, the Company’s Compensation Committee granted an aggregate of 3,684 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation plan. Of the shares granted, 1,842 vest at the end of a one-year period and 1,842 vest at the end of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a two-year period. Compensation expense for the restricted shares is calculated based on the closing per share price of $32.59 on the May 18, 2004 grant date and is being amortized over the two-year vesting period. The Company recorded approximately $22,000 related to these restricted stock grant during the nine months ended September 30, 2004.

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provides for cash compensation to be earned at December 31, 2005 if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same period. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the period exceeds 10%. Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the Company’s closing stock price at the end of each period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. Under the absolute portion of the plan, for every $1 change in the Company’s stock price, the total payable over the term of the plan changes by approximately $1.7 million. During the nine months ended September 30, 2004 and 2003, the Company accrued approximately $10.7 million and $2.5 million, respectively, of compensation expense related to this plan. During the three months ended September 30, 2004 and 2003 the Company accrued approximately $5.8 million and $1.6 million, respectively, of compensation expense related to this plan. The total amount accrued relating to the plan was $16.6 million as of September 30, 2004.

During the nine months ended September 30, 2004, the Company accepted the return, at the current quoted market price, of 36,955 shares of its common stock from certain key employees and one non-employee director in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

8.    Other Property Income

Under the terms of a previous tenant’s plan of reorganization, the Company received shares of stock in the reorganized company in satisfaction of the Company’s creditor’s claim under the lease. This tenant had previously defaulted on its lease in 2001 and filed for bankruptcy in 2002. The Company recorded a net lease termination fee of approximately $0.5 million in January 2004, representing the fair value of the stock on the date of receipt. During the first quarter of 2004, the Company sold all of the shares, in a series of open market transactions, at an additional net gain of approximately $0.1 million. This gain is included in interest and other income on the Company’s consolidated statement of operations for the nine months ended September 30, 2004.

During the third quarter of 2004, the Company recorded $1.3 million of other property income related to a lease termination in 2001. This additional income had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved.

During the third quarter of 2004, the Company recorded a $1.75 million charge in other property income in connection with the proposed settlement of outstanding litigation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Provision for Bad Debts

Peregrine Systems, Inc.

As previously reported, Peregrine Systems, Inc. (“Peregrine”) filed for bankruptcy in 2002 and early terminated leases it had with the Company. Under the terms of Peregrine’s plan of reorganization and in accordance with a settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million in the third quarter of 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value that was approximately $2.6 million. The future payments were reserved for financial reporting purposes at December 31, 2003 through the provision for bad debts. During the third quarter of 2004 the Company reversed approximately $750,000 of the provision due to the collection of the first of the four annual installment payments due under the settlement agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Office Properties:
Operating revenues(1)	$46,095	$59,575	$135,999	$142,153
Property and related expenses	11,614	13,522	35,757	33,246

Net operating income, as defined	34,481	46,053	100,242	108,907

Industrial Properties:
Operating revenues(1)	8,950	9,208	27,373	27,699
Property and related expenses	1,239	1,160	3,890	3,844

Net operating income, as defined	7,711	8,048	23,483	23,855

Total Reportable Segments:
Operating revenues(1)	55,045	68,783	163,372	169,852
Property and related expenses	12,853	14,682	39,647	37,090

Net operating income, as defined	42,192	54,101	123,725	132,762

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	42,192	54,101	123,725	132,762
Other unallocated revenues:
Interest and other income	77	36	462	130
Other unallocated expenses:
General and administrative expenses	9,399	5,089	22,342	13,231
Interest expense	9,540	8,869	27,898	24,143
Depreciation and amortization	14,832	14,299	43,317	40,685

Income from continuing operations before minority interests	8,498	25,880	30,630	54,833
Minority interests attributable to continuing operations	(3,001)	(6,358)	(10,038)	(16,072)
Income from discontinued operations	5,645	517	5,957	5,564

Net income	11,142	20,039	26,549	44,325
Preferred dividends	(785)		(2,355)

Net income available to common shareholders	$10,357	$20,039	$24,194	$44,325

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain or loss on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2004 and 2003, discontinued operations included the net income, the impairment loss and the net gain or loss on sale of one office and one industrial property sold during the nine months ended September 30, 2004 (see Note 2). For the three and nine months ended September 30, 2003, discontinued operations also included the net income and net gain or loss on sale of the seven office buildings that the Company sold in 2003. In connection with the disposition of one of the buildings sold in 2003, the Company repaid approximately $8.0 million in principal of a mortgage loan partially secured by the sold property. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
REVENUES:
Rental income	$310	$1,199	$2,120	$5,172
Tenant reimbursements	57	80	266	483
Other property income				12

Total revenues	367	1,279	2,386	5,667

EXPENSES:
Property expenses	35	284	462	1,130
Real estate taxes	29	91	174	415
Provision for bad debts		(2)	15	30
Interest expense				82
Depreciation and amortization	53	265	338	1,234

Total expenses	117	638	989	2,891

Income from discontinued operations before minority interests	250	641	1,397	2,776
Net gain (loss) on disposition of discontinued operations	6,212	(48)	6,148	3,642
Impairment loss on property held for sale			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(817)	(76)	(862)	(854)

Total income from discontinued operations	$5,645	$517	$5,957	$5,564

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before preferred dividends	$5,497	$19,522	$20,592	$38,761
Discontinued operations	5,645	517	5,957	5,564
Preferred dividends	(785)		(2,355)

Net income available for common shareholders—numerator for basic and diluted earnings per share	$10,357	$20,039	$24,194	$44,325

Denominator:
Basic weighted-average shares outstanding	28,271,214	27,584,345	28,202,925	27,386,930
Effect of dilutive securities-stock options and restricted stock	168,451	216,197	165,580	206,196

Diluted weighted-average shares and common share equivalents outstanding	28,439,665	27,800,542	28,368,505	27,593,126

Basic earnings per share:
Net income from continuing operations before preferred dividends	$0.19	$0.71	$0.73	$1.42
Discontinued operations	0.21	0.02	0.21	0.20
Preferred dividends	(0.03)		(0.08)

Net income available for common shareholders	$0.37	$0.73	$0.86	$1.62

Diluted earnings per share:
Net income from continuing operations before preferred dividends	$0.19	$0.70	$0.73	$1.40
Discontinued operations	0.20	0.02	0.20	0.21
Preferred dividends	(0.03)		(0.08)

Net income available for common shareholders	$0.36	$0.72	$0.85	$1.61

At September 30, 2004, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Events

On October 15, 2004, aggregate distributions of approximately $16.1 million were paid to common stockholders and common unitholders of record on September 30, 2004.

On October 22, 2004, the Company obtained a $425 million unsecured revolving credit facility to replace the Credit Facility that was scheduled to mature in March 2005 (see Note 4).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and under the caption “Factors That May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.7% and 86.9% general partnership interest in the Operating Partnership as of September 30, 2004 and 2003, respectively.

As of September 30, 2004, the Company’s stabilized portfolio was comprised of 82 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.4 million rentable square feet, and 49 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.6 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

Factors That May Influence Future Results of Operations

Rental income.    The amount of net rental income generated by the Properties depends principally on the Company’s ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income generated by the Company also depends on its ability to maintain or increase rental rates in its submarkets. Negative trends in one or more of these factors could adversely affect the Company’s rental income in future periods.

Rental rates.    For leases that commenced during the three months ended September 30, 2004, the change in rental rate was a decrease of 13.0% on a GAAP basis, and a decrease of 21.2% on a cash basis. The change in rental rates for leases that commenced during the nine months ended September 30, 2004 was a decrease of 6.1% on a GAAP basis, and a decrease of 13.4% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. The change in rental rates on a GAAP basis for the quarter and year to date is primarily due to one lease the Company renewed with The Boeing Company with a decrease in rental rate of 25% on both a GAAP and cash basis. See additional discussion of The Boeing Company under “—Recent information regarding significant tenants.” Excluding this lease, the change in rental rates on a GAAP basis would have been an increase of 9.4% for the quarter and 8.5% year to date. The change in rental rates on a cash basis would have been a decrease of 12.4% for the quarter and 4.2% year to date. Management believes that the average rental rates for its Properties generally are between market and 5% above the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 830,900 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 0.9% and 12.6% of the leased square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2004 and in 2005, respectively. The leases scheduled to expire during the remainder of 2004 and the leases scheduled to expire in 2005 represent approximately 0.7 million square feet of office space, or 7.1% of the Company’s total annualized base rent, and 0.8 million square feet of industrial space, or 2.9% of the Company’s total annualized base rent, respectively. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Los Angeles County submarket information.    There have been modest signs of improvement in market conditions in the Los Angeles County submarket during the last five quarters based on reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. At September 30, 2004, the Company’s Los Angeles stabilized office portfolio was 89% occupied with approximately 305,100 vacant rentable square feet as compared to 83% occupied with approximately 563,200 vacant rentable square feet at December 31, 2003. As of September 30, 2004, leases representing an aggregate of approximately 35,600 and 140,100 rentable square feet are scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket.

The Los Angeles stabilized portfolio includes two office buildings that were developed by the company, encompassing approximately 284,300 rentable square feet. These buildings were previously in the lease-up phase and were added to the stabilized portfolio during 2003, since one year had passed following substantial completion. One of the buildings is located in West Los Angeles. This building encompasses approximately 151,000 rentable square feet and was 64% occupied as of September 30, 2004. As of September 30, 2004, the Company had executed leases for 95% of the rentable square feet at this building compared to 61% as of December 31, 2003.

The other stabilized office building is located in a two-building complex in the El Segundo submarket. This building encompasses approximately 133,300 rentable square feet and was approximately 32% occupied as of September 30, 2004. The Company had executed leases or letters of intent for 56% of the rentable square feet at this building as of September 30, 2004, compared to 31% as of December 31, 2003. Within the same complex in El Segundo, the Company had one office redevelopment project encompassing approximately 241,600 rentable square feet. This project was in the lease-up phase as of September 30, 2004 and was 19% leased as of September 30, 2004. Although management has seen increased activity and modest signs of improvement, the El Segundo submarket remains the Company’s most significant leasing challenge.

San Diego County submarket information.    As of September 30, 2004, the Company’s San Diego stabilized office portfolio was 96% occupied with approximately 116,700 vacant rentable square feet. This includes one office development project, encompassing approximately 208,500 rentable square feet, that was previously in the lease-up phase and added to the stabilized portfolio during the quarter ended September 30, 2004 since it had been one year following substantial completion. As of September 30, 2004, this building was 84% occupied, and the Company has executed leases for 100% of the rentable square feet. In January 2004, the Company completed the redevelopment of one office building in the San Diego region, encompassing approximately 68,000 rentable square feet. The Company also commenced construction on the third phase of a development project in July 2004. These development and redevelopment projects were not leased as of September 30, 2004. Further, leases representing an aggregate of approximately 25,100 and 288,700 rentable square feet were scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs” below.

Orange County submarket information.    As of September 30, 2004, the Company’s Orange County properties were 97% occupied with approximately 144,300 vacant rentable square feet. As of September 30, 2004, leases representing an aggregate of approximately 22,200 and 660,900 rentable square feet were scheduled to expire during the remainder of 2004 and in 2005, respectively, in this submarket.

Sublease space.    Of the Company’s leased space at September 30, 2004, approximately 424,500 rentable square feet, or 3.5%, of the square footage in the Company’s stabilized portfolio was available for sublease, of which approximately 3.0% was vacant space and the remaining 0.5% was occupied. Of the approximately 424,500 rentable square feet available for sublease, approximately 39,400 rentable square feet represents leases scheduled to expire during the remainder of 2004 and in 2005.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants.    As of September 30, 2004, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 839,100 rentable square feet of office space under eight separate leases, representing approximately 6.3% of the Company’s total annual base rental revenues. In April 2004, the Boeing Company renewed one lease for a building located in El Segundo, encompassing approximately 286,200 rentable square feet, which was scheduled to expire in July 2004. Under the terms of the amended lease, the rental rate decreased 25% on a cash and GAAP basis and the lease is now scheduled to expire in July 2007. One lease encompassing approximately 211,100 rental square feet is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease either December 31, 2005 or December 31, 2006 by giving the Company written notice one year in advance. Another lease encompassing approximately 7,800 rentable square feet is scheduled to expire in November 2004. The other five leases are scheduled to expire at various dates between August 2005 and March 2009.

Development and redevelopment programs.    Management believes that a portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. During 2003 and 2002, the Company scaled back its development activity as a result of the economic environment and its impact on the Company’s ability to lease projects within budgeted timeframes.

However, in response to signs of improvement in the San Diego office market, the Company commenced construction in July 2004 on the third phase of its Innovation Corporate Center, which is located in the Rancho Bernardo submarket. The first two phases of the development project are 100% leased and encompass an aggregate of approximately 289,000 rentable square feet. The third phase will include two office buildings and will encompass an aggregate of approximately 103,000 rentable square feet and has a total estimated investment of approximately $22.8 million. The Company does not have any lease commitments for these buildings as of the date of this report, but management was comfortable commencing construction given the current level of tenant demand in this submarket.

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

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s redevelopment portfolio includes one life science conversion project in North San Diego County and another project in which the Company performed extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. These projects, which encompass approximately 309,600 rentable square feet, were completed in 2004 and are expected to be added to the stabilized portfolio in the first and third quarters of 2005. These projects were 15% leased as of September 30, 2004. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.5% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002, approximately 11% during 2003 and approximately 11% year to date in 2004. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues.

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

Results of Operations

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from September 30, 2003 to September 30, 2004. Rentable square footage in the Company’s portfolio of stabilized properties decreased by an aggregate of approximately 0.2 million rentable square feet, or 1.6%, to 12.0 million rentable square feet at September 30, 2004, compared to 12.2 million rentable square feet at September 30, 2003 as a result of properties sold subsequent to September 30, 2003, net of the development projects completed and added to the Company’s stabilized portfolio of operating properties subsequent to September 30, 2003.

As of September 30, 2004, the Office and Industrial Properties represented 83.9% and 16.1%, respectively, of the Company’s annualized base rent. For the three months ended September 30, 2004, average occupancy in the Company’s stabilized portfolio was 93.2% compared to 90.2% for the three months ended September 30, 2003. As of September 30, 2004, the Company had approximately 830,900 rentable square feet of vacant space in its stabilized portfolio compared to 1,241,200 rentable square feet as of September 30, 2003.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at September 30, 2003	82	7,317,574	50	4,877,213	132	12,194,787
Properties added from the Development Portfolio	1	208,464			1	208,464
Dispositions(1)	(1)	(124,986)	(1)	(277,037)	(2)	(402,023)
Remeasurement		(8,458)		1,391		(7,067)

Total at September 30, 2004	82	7,392,594	49	4,601,567	131	11,994,161

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined:
Office Properties	$34,481	$46,053	$(11,572)	(25.1)%
Industrial Properties	7,711	8,048	(337)	(4.2)

Total portfolio	42,192	54,101	(11,909)	(22.0)

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	42,192	54,101	(11,909)	(22.0)
Other expenses:
General and administrative expenses	9,399	5,089	4,310	84.7
Interest expense	9,540	8,869	671	7.6
Depreciation and amortization	14,832	14,299	533	3.7
Interest and other income	77	36	41	113.9

Income from continuing operations before minority interest	8,498	25,880	(17,382)	(67.2)
Minority interests attributable to continuing operations	(3,001)	(6,358)	3,357	(52.8)
Income from discontinued operations	5,645	517	5,128	991.9

Net income	11,142	20,039	(8,897)	(44.4)
Preferred dividends	(785)		(785)	(100.0)

Net income available to common shareholders	$10,357	$20,039	$(9,682)	(48.3)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended September 30, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$42,448	$37,620	$4,828	12.8%	$36,587	$34,200	$2,387	7.0%
Tenant reimbursements	3,922	3,529	393	11.1	3,794	3,587	207	5.8
Other property income	(275)	18,426	(18,701)	(101.5)	(277)	18,424	(18,701)	(101.5)

Total	46,095	59,575	(13,480)	(22.6)	40,104	56,211	(16,107)	(28.7)

Property and related expenses:
Property expenses	8,146	7,390	756	10.2	7,229	6,611	618	9.3
Real estate taxes	3,660	3,113	547	17.6	2,994	2,868	126	4.4
Provision for bad debts	(526)	2,693	(3,219)	(119.5)	(424)	2,630	(3,054)	(116.1)
Ground leases	334	326	8	2.5	334	326	8	2.5

Total	11,614	13,522	(1,908)	(14.1)	10,133	12,435	(2,302)	(18.5)

Net operating income, as defined	$34,481	$46,053	$(11,572)	(25.1)%	$29,971	$43,776	$(13,805)	(31.5)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at September 30, 2004.

Total revenues from Office Properties decreased $13.5 million, or 22.6%, to $46.1 million for the three months ended September 30, 2004 compared to $59.6 million for the three months ended September 30, 2003. Rental income from Office Properties increased $4.8 million, or 12.8%, to $42.4 million for the three months ended September 30, 2004 compared to $37.6 million for the three months ended September 30, 2003. Rental income generated by the Core Office Portfolio increased $2.4 million, or 7.0%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 4.4% to 95.1% for the three months ended September 30, 2004 compared to 90.7% for the same period in 2003. The remaining $2.4 million increase in rental income was attributable to a $1.9 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) and a $0.5 million increase in rental income generated by the office properties that the Company redeveloped during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.4 million, or 11.1%, to $3.9 million for the three months ended September 30, 2004 compared to $3.5 million for the three months ended September 30, 2003. Of this increase, $0.2 million was generated by the Core Office Portfolio and the remaining $0.2 million was mainly attributable to the Office Redevelopment Properties. The increase from the Core Office Portfolio is primarily attributable to an increase in occupancy in this portfolio, as noted above. Other property income from Office Properties decreased approximately $18.7 million, or 101.5%, to a $0.3 million charge for the three months ended September 30, 2004 compared to $18.4 million for the three months ended September 30, 2003. Other Property Income for the three months ended September 30, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine Systems Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million in 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at September 30, 2003 through the provision for bad debts. Other Property Income for the three months ended September 30, 2004 included a $1.8 million charge related to a proposed settlement for outstanding litigation. This charge was partially offset by $1.3 million of other income related to a lease termination in 2001. This additional income had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved.

Total expenses from Office Properties decreased $1.9 million, or 14.1%, to $11.6 million for the three months ended September 30, 2004 compared to $13.5 million for the three months ended September 30, 2003. Property expenses from Office Properties increased $0.8 million, or 10.2%, to $8.2 million for the three months ended September 30, 2004 compared to $7.4 million for the three months ended September 30, 2003. An increase of $0.6 million, or 9.3%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, janitorial and other contract services related to the increase in occupancy. The remaining $0.2 million increase in property expenses was attributable to a $0.3 million increase in the Office Development Properties, partially offset by a $0.1 million decrease related to the Office Redevelopment Properties. Real estate taxes from Office Properties increased $0.5 million, or 17.6%, for the three months ended September 30, 2004 as compared to the same period in 2003. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 4.4%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The remaining $0.4 million increase in real estate taxes was due to a $0.3 million increase related to the Office Redevelopment Properties and a $0.1 million increase in the Office Development Properties. The increase in real estate taxes attributable to the Office Redevelopment Properties is due to the reassessment of the improvements added during the redevelopment of the projects. The provision for bad debts from Office Properties decreased $3.2 million, or 119.5%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease was primarily due to a decrease in the provision related to the Company’s leases with Peregrine. During the three months ended September 30, 2003 the Company recorded a $2.6 million provision to reserve for future payments due under the Peregrine Settlement Agreement as discussed in the preceding paragraph. During the three months ended September 30, 2004 the Company reversed $0.8 million of the provision due to the collection of the first of four annual installment payments due under the settlement agreement. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at approximately $0.3 million for the three months ended September 30, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties decreased $11.6 million, or 25.1%, to $34.5 million for the three months ended September 30, 2004 compared to $46.1 million for the three months ended September 30, 2003. Net operating income from the Core Office Portfolio decreased by $13.8 million, which was primarily due to the Peregrine lease termination fee recorded during the three months ended September 30, 2003. An increase of $2.2 million in net operating income was due to $1.7 million generated by the Office Development Properties and $0.5 million generated by the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$8,053	$8,250	$(197)	(2.4)%
Tenant reimbursements	895	943	(48)	(5.1)
Other property income	2	15	(13)	(86.7)

Total	8,950	9,208	(258)	(2.8)

Property and related expenses:
Property expenses	474	348	126	36.2
Real estate taxes	763	756	7	0.9
Provision for bad debts	2	56	(54)	(96.4)

Total	1,239	1,160	79	6.8

Net operating income, as defined	$7,711	$8,048	$(337)	(4.2)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at September 30, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at September 30, 2004.

Total revenues from Industrial Properties decreased $0.3 million to $8.9 million for the three months ended September 30, 2004 compared to $9.2 million for the three months ended September 30, 2003. Rental income from Industrial Properties decreased $0.2 million, or 2.4%, to $8.1 million for the three months ended September 30, 2004 compared to $8.3 million for the three months ended September 30, 2003. This decrease was primarily due to a decline in occupancy. Average occupancy in the industrial portfolio decreased 1.6% to 94.2% at September 30, 2004 compared to 95.8% at September 30, 2003.

Tenant reimbursements from Industrial Properties remained consistent at $0.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Other property income from Industrial Properties remained consistent during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Total expenses from Industrial Properties increased $0.1 million, or 6.8%, to $1.2 million for the three months ended September 30, 2004 compared to $1.1 million for the three months ended September 30, 2003. Property expenses from Industrial Properties increased $0.1 million, or 36.2%, to $0.5 million for the three months ended September 30, 2004 compared to $0.4 million for the three months ended September 30, 2003. The increase was primarily attributable to non-recurring HVAC expenses. Real estate taxes from Industrial Properties remained consistent at approximately $0.8 million during the three months ended September 30, 2004 compared to the same period in 2003. The provision for bad debts decreased by $0.1 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.3 million, or 4.2% to $7.7 million for the three months ended September 30, 2004 compared to $8.0 million for the three months ended September 30, 2003.

Non-Property Related Income and Expenses

General and administrative expenses increased $4.3 million, or 84.7%, to $9.4 million for the three months ended September 30, 2004 compared to $5.1 million for the three months ended September 30, 2003. The increase was primarily due to a $4.2 million increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executives for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns (see Note 7 to the Company’s consolidated financial statements for further discussion about the program). The plan is accounted for using variable plan accounting, which requires the Company to record the cumulative charge to the income statement based on the closing quoted price per share for the Company’s common stock for the period. The closing price per share for the Company’s common stock as of September 30, 2004 was $38.03 compared to $28.55 as of September 30, 2003. The amounts recorded in future periods related to this plan will increase and decrease as the Company’s closing quarterly share price increases and decreases.

Net interest expense increased $0.6 million, or 7.6%, to $9.5 million for the three months ended September 30, 2004 compared to $8.9 million for the three months ended September 30, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees increased $0.4 million, or 3.9%, to $11.8 million for the three months ended September 30, 2004 compared to $11.4 million for the three months ended September 30, 2003. Total capitalized interest and loan fees decreased $0.2 million, or 9.1%, to $2.3 million for the three months ended September 30, 2004 compared to $2.5 million for the three months ended September 30, 2003, due to lower construction in progress balances eligible for capitalization during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Depreciation and amortization increased $0.5 million, or 3.7%, to $14.8 million for the three months ended September 30, 2004 compared to $14.3 million for the three months ended September 30, 2003. The increase was primarily attributable to an increase of $0.7 million in the Office Development Properties partially offset by a decrease of $0.2 million attributable to the Office Redevelopment Properties taken out of service in 2003.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined:
Office Properties	$100,242	$108,907	$(8,665)	(8.0)%
Industrial Properties	23,483	23,855	(372)	(1.6)

Total portfolio	123,725	132,762	(9,037)	(6.8)

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	123,725	132,762	(9,037)	(6.8)
Other expenses:
General and administrative expenses	22,342	13,231	9,111	68.9
Interest expense	27,898	24,143	3,755	15.6
Depreciation and amortization	43,317	40,685	2,632	6.5
Interest and other income	462	130	332	255.4

Income from continuing operations before minority interest	30,630	54,833	(24,203)	(44.1)
Minority interests attributable to continuing operations	(10,038)	(16,072)	6,034	(37.5)
Income from discontinued operations	5,957	5,564	393	7.1

Net income	26,549	44,325	(17,776)	(40.1)
Preferred dividends	(2,355)		(2,355)	(100.0)

Net income available to common shareholders	$24,194	$44,325	$(20,131)	(45.4)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$122,972	$106,864	$16,108	15.1%	$107,458	$99,314	$8,144	8.2%
Tenant reimbursements	12,647	12,120	527	4.3	12,374	11,546	828	7.2
Other property income	380	23,169	(22,789)	(98.4)	356	18,897	(18,541)	(98.1)

Total	135,999	142,153	(6,154)	(4.3)	120,188	129,757	(9,569)	(7.4)

Property and related expenses:
Property expenses	24,301	21,776	2,525	11.6	21,495	20,170	1,325	6.6
Real estate taxes	10,372	9,101	1,271	14.0	8,793	8,428	365	4.3
Provision for bad debts	88	1,399	(1,311)	(93.7)	(61)	1,932	(1,993)	(103.2)
Ground leases	996	970	26	2.7	996	956	40	4.2

Total	35,757	33,246	2,511	7.6	31,223	31,486	(263)	(0.8)

Net operating income, as defined	$100,242	$108,907	$(8,665)	(8.0)%	$88,965	$98,271	$(9,306)	(9.5)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at September 30, 2004.

Total revenues from Office Properties decreased $6.2 million, or 4.3%, to $136.0 million for the nine months ended September 30, 2004 compared to $142.2 million for the nine months ended September 30, 2003. Rental income from Office Properties increased $16.1 million, or 15.1%, to $123.0 million for the nine months ended September 30, 2004 compared to $106.9 million for the nine months ended September 30, 2003. Rental income generated by the Core Office Portfolio increased $8.1 million, or 8.2%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.7% to 93.0% for the nine months ended September 30, 2004 compared to 89.3% for the same period in 2003. The remaining $8.0 million increase was attributable to a $9.0 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $1.0 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.5 million, or 4.3%, to $12.6 million for the nine months ended September 30, 2004 compared to $12.1 million for the nine months ended September 30, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $0.8 million, or 7.2%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily attributable to both the reimbursement of prior year supplemental property taxes and the increase in occupancy in the Core Office Portfolio, as noted above. A decrease of $0.3 million in tenant reimbursements is attributable to a decrease of $0.4 million in the Office Redevelopment Properties partially offset by an increase of

$0.1 million in the Office Development Properties. Other property income from Office Properties decreased approximately $22.8 million to $0.4 million for the nine months ended September 30, 2004 compared to $23.2 million for the nine months ended September 30, 2003. Other Property Income for the nine months ended September 30, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine Systems Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million from Peregrine in 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at September 30, 2003 through the provision for bad debts. Other property income for the nine months ended September 30, 2003 also included a $4.3 million lease termination fee resulting from the early termination of leases at a building in San Diego, California. Other property income for the nine months ended September 30, 2004 included $1.3 million of other income related to a lease termination in 2001 and $0.9 million of lease termination fees. The $1.3 million had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved. This income was partially offset by a $1.8 million charge related to a proposed settlement for outstanding litigation.

Total expenses from Office Properties increased $2.5 million, or 7.6%, to $35.8 million for the nine months ended September 30, 2004 compared to $33.3 million for the nine months ended September 30, 2003. Property expenses from Office Properties increased $2.5 million, or 11.6%, to $24.3 million for the nine months ended September 30, 2004 compared to $21.8 million for the nine months ended September 30, 2003. An increase of $1.3 million, or 6.6%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, janitorial and other contract services due to an increase in occupancy. The remaining $1.2 million increase in property expenses is attributable to an increase of $1.4 million in the Office Development Properties partially offset by a decrease of $0.2 million in the Office Redevelopment Properties. The increase in the Office Development Properties is primarily due to an increase in variable operating expenses related to an increase in occupancy. Real estate taxes increased $1.3 million, or 14.0%, to $10.4 million for the nine months ended September 30, 2004 as compared to $9.1 million for the same period in 2003. Real estate taxes for the Core Office Portfolio increased $0.4 million, or 4.3%, to $8.8 million for the nine months ended September 30, 2004 compared to $8.4 for the comparable period in 2003. This increase was mainly attributable to refunds received during the nine months ended September 30, 2003 for real estate taxes that were successfully appealed by the Company. The remaining increase of $0.9 million was attributable to a $0.7 million increase in the Office Development Properties and a $0.2 million increase in the Office Redevelopment Properties. The provision for bad debts decreased $1.3 million, or 93.7%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease was primarily due to the decrease in the provision the Company recorded for its leases with Peregrine. During the nine months ended September 30, 2003 the Company recorded a $2.6 million provision to reserve for future payments due under the Peregrine settlement agreement, and reduced a previously recorded provision for unbilled deferred rents related to the Company’s leases with Peregrine by $2.0 million as a result of the settlement with Peregrine in July 2003 as discussed in the preceding paragraph. During the nine months ended September 30, 2004 the Company reversed $0.8 million of the provision for the future installment payments due to the collection of the first of four annual installment payments due under the settlement agreement. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at $1.0 million for the nine months ended September 30, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties decreased $8.7 million, or 8.0%, to $100.2 million for the nine months ended September 30, 2004 compared to $108.9 million for the nine months ended September 30, 2003. Of this decrease, $9.3 million was attributable to the Core Office Portfolio and $6.3 million was attributable to the Office Redevelopment Properties, which was partially offset by an increase of $6.9 million attributable to the Office Development Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$24,155	$24,831	$(676)	(2.7)%
Tenant reimbursements	2,723	2,725	(2)	(0.1)
Other property income	495	143	352	246.2

Total	27,373	27,699	(326)	(1.2)

Property and related expenses:
Property expenses	1,603	1,485	118	7.9
Real estate taxes	2,259	2,096	163	7.8
Provision for bad debts	28	263	(235)	(89.4)

Total	3,890	3,844	46	1.2

Net operating income, as defined	$23,483	$23,855	$(372)	(1.6)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at September 30, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at September 30, 2004.

Total revenues from Industrial Properties decreased $0.3 million, or 1.2%, to $27.4 million for the nine months ended September 30, 2004 compared to $27.7 million for the nine months ended September 30, 2003. Rental income from Industrial Properties decreased $0.7 million, or 2.7%, to $24.1 million for the nine months ended September 30, 2004 compared to the $24.8 million for the nine months ended September 30, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 2.4% to 94.4% for the nine months ended September 30, 2004 compared to 96.8% for the nine months ended September 30, 2003.

Tenant reimbursements from Industrial Properties remained consistent at approximately $2.7 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Other property income from Industrial Properties increased $0.4 million, or 246.2%, to $0.5 million for the nine months ended September 30, 2004 compared to $0.1 million for the nine months ended September 30, 2003. This increase is primarily attributable to a $0.5 million lease termination fee the Company recorded in 2004 resulting from an early lease termination at a building in El Segundo.

Total expenses from Industrial Properties remained consistent at $3.9 million for the nine months ended September 30, 2004 compared to the nine ended September 30, 2003. Property expenses from Industrial Properties increased by $0.1 million, or 7.9%, to $1.6 million for the nine months ended September 30, 2004 compared to $1.5 million for the nine months ended September 30, 2003. This increase was primarily attributable to non-recurring HVAC expenses. Real estate taxes for the Industrial Properties increased $0.2 million, or 7.8%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was primarily due to refunds received during the nine months ended September 30, 2003 for real estate taxes that were successfully appealed by the Company. The provision for bad debts decreased $0.2 million, or 89.4%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. During the nine months ended September 30, 2004 the Company’s reserve requirement decreased due to the collection of previously reserved receivables. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.4 million, or 1.6%, to $23.5 million for the nine months ended September 30, 2004 compared to $23.9 million for the nine months ended September 30, 2003.

Non-Property Related Income and Expenses

Interest and other income increased approximately $0.3 million, or 255.4%, to $0.4 million for the nine months ended September 30, 2004 compared to $0.1 million for the nine months ended September 30, 2003. This increase was primarily due to a $0.1 million net realized gain from the sale of stock that the Company received in satisfaction of a creditor’s claim under a lease that was terminated early. (See Note 8 to the Company’s consolidated financial statements.). Additionally, during the nine months ended September 30, 2004, the Company recorded $0.1 million in non-recurring interest earned in connection with a reimbursement of prior year supplemental property taxes.

General and administrative expenses increased $9.1 million, or 68.9%, to $22.3 million for the nine months ended September 30, 2004 compared to $13.2 million for the nine months ended September 30, 2003. The increase is primarily due to a $8.2 million increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executives for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns (see Note 7 to the Company’s consolidated financial statements for further discussion about the program). The plan is accounted for using variable plan accounting, which requires the Company to record the cumulative charge to the income statement based on the quoted closing price per share for the Company’s common stock for the period. The closing price per share for the Company’s common stock as of September 30, 2004 was $38.03 as compared to $28.55 as of September 30, 2003. The amounts recorded in future periods related to this plan will increase and decrease as the Company’s closing quarterly share price increases and decreases. The remaining increase was primarily due to the reversal of a $0.5 million reserve in the second quarter of 2003 in connection with the Peregrine settlement agreement. The Company had initially recorded this reserve in the second quarter of 2002 for costs the Company paid for the fifth and final building that was to be leased to Peregrine. The building was surrendered to the Company in June 2002.

Net interest expense increased $3.8 million, or 15.6%, to $27.9 million for the nine months ended September 30, 2004 compared to $24.1 million for the nine months ended September 30, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees increased $0.4 million, or 1.1%, to $34.3 million for the nine months ended September 30, 2004 compared to $33.9 million for the nine months ended September 30, 2003. Total capitalized interest and loan fees decreased $3.4 million, or 34.7%, to $6.4 million for the nine months ended September 30, 2004 from $9.8 million for the nine months ended September 30, 2003 due to lower construction in progress balances eligible for capitalization during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Depreciation and amortization increased $2.6 million, or 6.5%, to $43.3 million for the nine months ended September 30, 2004 compared to $40.7 million for the nine months ended September 30, 2003. An increase of $3.2 million was attributable to the Office Development Properties, and an increase of $0.2 million was attributable to the Core Office Portfolio which was partially offset by a decrease of $0.8 million related to the Office Redevelopment Properties taken out of service in 2003.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at September 30, 2004:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	26	2,872,925	89.4%
Orange County	7	387,327	97.5
San Diego	41	3,253,382	96.4
Other	8	878,960	91.5

Total Office	82	7,392,594	93.2

Industrial Properties:
Los Angeles	4	388,805	51.0
Orange County	43	3,917,345	96.6
Other	2	295,417	100.0

Total Industrial	49	4,601,567	92.9

Total Portfolio	131	11,994,161	93.1%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2004(4)	11	77,595	1.1%	$1,522
2005	60	629,323	9.2	13,723
2006	57	698,066	10.2	16,621
2007	65	1,156,914	17.0	22,487
2008	45	1,024,424	15.0	24,285
2009	47	1,062,156	15.6	27,062

Total Office	285	4,648,478	68.1	105,700

Industrial Properties:
Remaining 2004(4)	1	20,133	0.5	138
2005	16	770,060	18.0	6,035
2006	12	494,461	11.6	4,359
2007	14	668,776	15.6	5,088
2008	9	860,407	20.1	6,838
2009	11	678,661	15.9	4,955

Total Industrial	63	3,492,498	81.7	27,413

Total	348	8,140,976	73.4%	$133,113

(1)	Represents the total number of tenants. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of September 30, 2004.
(3)	Determined based on monthly GAAP rent at September 30, 2004, multiplied by 12, including all leases executed on or before September 30, 2004.
(4)	Represents leases expiring in 2004 that have not been renewed as of September 30, 2004.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended September 30, 2004:
Office Properties	22	8	281,677	347,074	(13.3)%	(22.2)%	97.2%	63
Industrial Properties	1	2	6,000	52,888	(4.1)%	(7.0)%	39.0%	19

Total	23	10	287,677	399,962	(13.0)%	(21.7)%	81.2%	59

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Nine Months Ended September 30, 2004:
Office Properties	51	22	511,815	442,023	(7.8)%	(15.1)%	89.7%	66
Industrial Properties	4	11	55,854	356,083	3.3%	(6.6)%	76.7%	39

Total	55	33	567,669	798,106	(6.1)%	(13.7)%	83.3%	58

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant for longer than one year. The change in cash rents for two of the leases that commenced during the nine months ended September 30, 2004 was calculated using the leases’ stabilized stated rent. The starting stated rents for these two leases were discounted for the first six months.
(4)	Calculated as the percentage of space either renewed or newly leased by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s in-process and committed office development and redevelopment projects as of September 30, 2004. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

			Projected
Project Name/Submarket	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of September 30, 2004	Percent Leased as of September 30, 2004
				(in thousands)
Projects Under Construction:
15227 Avenue of Science Rancho Bernardo, CA	3rd Qtr 2005	3rd Qtr 2006	65,867	$13,873	S5,423	—
15253 Avenue of Science Rancho Bernardo, CA	3rd Qtr 2005	3rd Qtr 2006	37,405	8,926	4,239	—

Total In-Process Projects:			103,272	$22,799	$9,662	—

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2004.

Redevelopment Projects

Project Name/Submarket	Pre- and Post- Redevelop- ment Type	Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs(3)	Total Estimated Investment	Total Costs as of September 30, 2004	Percent Leased as of September 30, 2004
						(in thousands)
Projects in Lease-Up:
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	1st Qtr 2004	1st Qtr 2005	67,995	$8,790	$10,320	$19,110	$10,817	—
909 Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	241,603	37,799	27,509	65,308	50,738	19%

Total In-Process Projects				309,598	$46,589	$37,829	$84,418	$61,555	15%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.
(3)	Represents total projected redevelopment cost at September 30, 2004.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of September 30, 2004, the Company’s total debt as a percentage of total market capitalization (presented on page 37) was 34.4%. As of September 30, 2004, the Company’s total debt plus preferred equity as a percentage of total market capitalization was 41.9%.

As of September 30, 2004, the Company had borrowings of $92.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $251.4 million. The Credit Facility bore interest at an annual rate of LIBOR plus 1.50% for the nine months ended September 30, 2004 (3.26% at September 30, 2004).

On October 22, 2004, the Company obtained a new $425 million unsecured revolving credit facility (“New Credit Facility”) to replace the Credit Facility that was scheduled to mature in March 2005. The New Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing, and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the New Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

In 2003 and 2002, the Company used proceeds from dispositions of operating properties of approximately $34.1 million and $46.5 million, respectively, to fund a portion of its development and redevelopment activities and its share repurchase program. The Company disposed of one office property and one industrial property for net cash proceeds aggregating approximately $34.8 million during the nine months ended September 30, 2004. Management currently does not expect to dispose of any additional properties during the remainder of 2004 and continues to evaluate other financing sources to fund its development and redevelopment activities.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at September 30, 2004 and December 31, 2003:

	Percentage of Total Debt		Weighted-Average Interest Rate
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Secured vs. unsecured:
Secured	67.7%	69.1%	6.0%	5.8%
Unsecured	32.3%	30.9%	5.4%	4.2%
Fixed-rate vs. variable-rate:
Fixed-rate(1)(2)(3)(4)	99.7%	72.6%	5.8%	6.3%
Variable-rate	0.3%	27.4%	3.2%	2.8%
Total Debt			5.8%	5.3%
Total Debt Including Loan Fees			6.5%	5.9%

(1)	At September 30, 2004, the Company had an interest-rate swap agreement, which expires in January 2005, to fix LIBOR on $50 million of its variable-rate debt at 4.46%.
(2)	At September 30, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable-rate debt at 2.57%.
(3)	At September 30, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable-rate debt at 2.98%.

Following is the Company’s total market capitalization as of September 30, 2004:

	Shares/Units at September 30, 2004	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
Secured debt		$494,932	23.3%
Unsecured senior notes		144,000	6.8
Unsecured line of credit		92,000	4.3

Total debt		730,932	34.4

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	3.5
9.250% Series D Cumulative Redeemable Preferred Units(1)	900,000	45,000	2.1
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.9
Common units outstanding(3)	3,990,485	151,758	7.1
Common shares outstanding(3)	28,527,920	1,084,917	51.0

Total equity		1,396,925	65.6

Total Market Capitalization		$2,127,857	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $38.03 at September 30, 2004.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and New Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at September 30, 2004 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at September 30, 2004. The table does not reflect available maturity extension options.

	Payment Due by Period
	(in thousands)
	Fourth Quarter of 2004	Fiscal Years 2005-2006	Fiscal Years 2007-2008	Fiscal Years Ending After 2008	Total
Principal payments—secured debt	$2,454	$90,420	$114,970	$287,088	$494,932
Principal payments—New Credit Facility(1)			92,000		92,000
Principal payments—unsecured senior notes				144,000	144,000
Interest payments—fixed-rate debt(2)	6,539	68,015	61,856	86,190	222,600
Interest payments—interest-rate swaps(2)(3)	1,279	2,987			4,266
Ground lease obligations(4)	401	3,214	3,151	69,796	76,562
Capital commitments(5)	12,124				12,124

Total	$22,797	$164,636	$271,977	$587,074	$1,046,484

(1)	On October 22, 2004, the Company renewed its $425 million unsecured revolving credit facility that was scheduled to mature in March 2005. This table reflects the new maturity date of October 22, 2007. The Company has a one-year extension option.
(2)	As of September 30, 2004, 99.7% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 0.3% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.40% to 1.75%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of September 30, 2004, one-month LIBOR was 1.84%.
(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of September 30, 2004, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the offsetting variable payment to be received from the counterparty. The Company employs derivative instruments for hedging purposes only and does not hold interest-rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $150 million as of September 30, 2004.
(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(5)	Amounts represent commitments under signed leases and contracts. See further discussion under the caption “Capital Commitments” below.

The New Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at September 30, 2004.

Capital Commitments

As of September 30, 2004, the Company had two development projects under construction and two redevelopment projects that were in the lease-up phase. These projects have a total estimated investment of approximately $107 million. The Company has incurred an aggregate of approximately $71 million on these projects as of September 30, 2004, and currently projects it could spend approximately $8 million of the remaining $36 million of presently budgeted development costs during the remainder of 2004, depending on leasing activity. In addition, the Company had three development projects that were added to the Company’s stabilized portfolio of operating properties in 2003 and 2004, which had not yet reached stabilized occupancy as of September 30, 2004. Depending on leasing activity, the Company currently projects it could spend approximately $4 million for these projects during the remainder of 2004. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment”.

As of September 30, 2004, the Company had executed leases that committed the Company to $11 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at September 30, 2004. In addition, during the remainder of 2004, the Company plans to spend approximately $2 million to $6 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the New Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2004. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On September 17, 2004, the Company declared a regular quarterly cash dividend of $0.495 per common share, which was paid on October 15, 2004 to stockholders of record on September 30, 2004. This dividend is equivalent to an annual rate of $1.98 per share. In addition the Company is required to make quarterly distributions to its Series A and Series D Preferred unitholders and Series E Preferred Stockholders, which in aggregate total approximately $13 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the nine months ended September 30, 2004.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of its debt obligations, capital expenditures and distributions to common and preferred stockholders and unitholders, through retained cash flow from operations and borrowings under the New Credit Facility.

The Company expects to meet its long-term liquidity requirements, which may include property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the New Credit Facility, additional long-term secured and unsecured borrowings, dispositions of non-strategic assets, issuance of common or preferred units of the Operating Partnership, and the potential issuance of debt or equity securities of the Company. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company presently expects to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Off Balance Sheet Arrangements

As of September 30, 2004, the Company did not have any off-balance sheet transactions, arrangements or obligations, including contingent liabilities.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $4.5 million, or 5.4%, to $77.8 million for the nine months ended September 30, 2004 compared to the $82.3 million for the nine months ended September 30, 2003. The decrease is primarily attributable to a lease termination fee payment of $18.3 million received in connection with the Peregrine settlement agreement in the third quarter of 2003. This decrease is offset by an increase in average occupancy in the Core Office Portfolio. For the nine months ended September 30, 2004, average occupancy in this portfolio was 93.0% as compared to 89.3% for the nine months ended September 30, 2003.

Net cash used in investing activities decreased $21.0 million, or 68.2%, to $9.8 million for the nine months ended September 30, 2004 compared to $30.8 million for the nine months ended September 30, 2003. The decrease was primarily attributable to a decrease in development spending. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. In July 2004, the Company commenced construction on the third phase of a development project that will include two office buildings. As a result, development spending is likely to increase over the next year. See additional information regarding the Company’s development programs and anticipated development spending under the captions “Development and redevelopment programs” and “Capital Commitments”.

Net cash used in financing activities increased $23.1 million, or 45.0%, to $74.3 million for the nine months ended September 30, 2004 compared to $51.2 million for the nine months ended September 30, 2003. This increase was primarily attributable to a $19.9 million decrease in net borrowing activity for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, which was mainly due to the Company scaling back its development activity as discussed in the paragraph above.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income available for common shareholders	$10,357	$20,039	$24,194	$44,325
Adjustments:
Minority interest in earnings of Operating Partnership	1,381	3,059	3,504	6,801
Depreciation and amortization	14,659	14,327	42,974	41,200
Net (gain) loss on dispositions of operating properties	(6,212)	48	(6,148)	(3,642)

Funds From Operations(1)	$20,185	$37,473	$64,524	$88,684

(1)	Reported amounts are attributable to common shareholders and common unitholders.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2003 to September 30, 2004 is incorporated into this Item 3 by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at September 30, 2004 and December 31, 2003. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt ranged from LIBOR plus 1.40% to LIBOR plus 1.75% at September 30, 2004 and December 31, 2003. For the interest-rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 2004 and December 31, 2003. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2003.

Interest Rate Risk Analysis—Tabular Presentation

(in millions)

	Maturity Date						September 30, 2004		December 31, 2003
	Remaining 2004	2005	2006	2007	2008	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate(1)				$92.0			$92.0	$92.0	$235.0	$235.0
Variable-rate index				LIBOR			LIBOR		LIBOR
Fixed-Rate						$144.0	$144.0	$151.5
Average Interest Rate						6.14%	6.14%
Secured debt:
Variable-rate		$29.0	$31.0				$60.0	$60.0	$123.8	$123.8
Variable-rate index		LIBOR	LIBOR				LIBOR		LIBOR
Fixed-rate	$2.5	$20.1	$10.3	$31.9	$83.0	$287.1	$434.9	$448.5	$402.2	$414.1
Average interest rate	6.62%	7.49%	6.50%	6.60%	4.17%	6.44%	6.07%		6.72%
Interest Rate Derivatives Used to Hedge Variable-Rate Debt:
Interest-rate swap agreements:
Notional amount		$100.0	$50.0				$150.0	$(0.5)	$150.0	$(2.7)
Fixed-pay interest rate		3.52%	2.98%				3.34%		3.34%
Variable receive rate index		LIBOR	LIBOR
Interest-rate cap agreements:
Notional amount									$100.0	$—
Cap rate									4.25%
Forward rate index									LIBOR

(1)	On October 22, 2004, the Company renewed its $425 million unsecured revolving credit facility that was scheduled to mature in March 2005. This table reflects the new maturity date of October 22, 2007. The Company has a one-year extension option.

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

As of September 30, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.    CHANGES IN SECURITIES

During the three months ended September 30, 2004, the Company redeemed 91,102 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 91,102 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Description

4.1

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement.(1)

4.2		Form of 5.72% Series A Guaranteed Senior Note due 2010.(1)

4.3		Form of 6.45% Series B Guaranteed Senior Note due 2014.(1)

10.1		Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004.(2)

10.2		Fourth Amended and Restated Guaranty of Payment dated October 22, 2004.(2)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(2)	Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 27, 2004.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated July 26, 2004, under Items 9 and 12, in connection with its second quarter 2004 earnings release and attached to such report its second quarter 2004 Supplemental Financial Report.

The Company filed a Current Report on Form 8-K dated August 11, 2004, under Item 5, in connection with the issuance of unsecured senior notes aggregating $144 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2004.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)