Form 10-K
period 2004-12-31
KILROY REALTY CORP
filed 2005-03-02
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $968,361,059 based on the closing price on the New York Stock Exchange for such shares on June 30, 2004.

As of February 28, 2005, 28,742,839 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a real estate investment trust, or REIT, which owns, operates, develops, and acquires Class A suburban office and industrial real estate in key suburban submarkets, primarily in Southern California, that the Company believes have strategic advantages and strong barriers to entry.

As of December 31, 2004, the Company’s stabilized portfolio of operating properties was comprised of 84 office buildings (the “Office Properties”) and 49 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”), which encompassed an aggregate of approximately 7.7 million and 4.6 million rentable square feet, respectively. As of December 31, 2004, the Office Properties were approximately 94.0% leased to 312 tenants and the Industrial Properties were approximately 95.5% leased to 67 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio excludes development and redevelopment projects currently under construction and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2004, the Company had two redevelopment properties encompassing an aggregate of approximately 309,600 rentable square feet, each of which was in the lease-up phase. As of December 31, 2004, the Company had two office development properties under construction, which when complete are expected to encompass an aggregate of approximately 103,300 rentable square feet. In addition, as of December 31, 2004, the Company owned approximately 56.8 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.2 million rentable square feet of office space during the next three to five years, depending upon market conditions. All of the Company’s lease-up properties and in-process development projects are located in the Los Angeles and San Diego regions of Southern California. All of the Company’s undeveloped land parcels are located in Southern California in the San Diego region.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2004, it owned an approximate 87.7% general partnership interest. The remaining 12.3% limited partnership interest in the Operating Partnership was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”) a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc. and all other wholly-owned subsidiaries, which include Kilroy Realty Partners L.P. (“KRPLP”), Kilroy Realty TRS, Inc., Imperial & Sepulveda, L.P. and Imperial Partners 25, L.P. Imperial & Sepulveda, L.P. and Imperial Partners 25, L.P. were dissolved during the year ended December 31, 2003.

The following diagram illustrates the structure of Kilroy Realty Corporation and its subsidiaries as of December 31, 2004:

Website Access

The Company makes its periodic and current reports available on its website at www.kilroyrealty.com after these materials are filed with the Securities and Exchange Commission. The Company’s corporate governance guidelines, code of business conduct and ethics, and charters of the Audit, Executive Compensation and Nominating/Corporate Governance committees of the Board of Directors are also available on the Company’s website and available in print to any security holder upon request.

Current Year Highlights

The Company continued to successfully attain its primary business objectives, which were as follows:

•	Increased occupancy in the Company’s stabilized portfolio by more than 4% to 94.6% at December 31, 2004 compared to 90.3% at December 31, 2003. Average occupancy for the Company’s stabilized portfolio for the year ended December 31, 2004 was 92.3% as compared to 91.2% for the year ended December 31, 2003.

•	Achieved a 37.6% total common annual stockholder return (based on the increase in the quoted common price per share plus dividends paid during the year).

•	Executed leases on approximately 1.9 million rentable square feet of office and industrial space in the stabilized portfolio, including both renewals and leases to new tenants.

•	Completed a $98 million acquisition of two office buildings and a development site in the I-15 corridor submarket of San Diego.

•	Added to the Company’s stabilized portfolio one office development building encompassing approximately 208,500 rentable square feet at a total estimated investment of $62.4 million. This property was 100% leased at December 31, 2004.

•	Commenced construction on two office buildings that will encompass an aggregate of approximately 103,300 rentable square feet at total current estimated investment of $23.0 million.

•	Increased stockholder value and continued improvement of the quality of the Company’s portfolio through the reinvestment of approximately $35 million of capital obtained from the sale of non-strategic assets into assets the Company is developing or redeveloping in Southern California.

•	Completed an $86 million public offering of 3,450,000 shares of 7.50% Series F Cumulative Redeemable Preferred Stock.

•	Reduced the annual distribution rate on the Series A Cumulative Preferred units from 8.075% to 7.450% as of March 5, 2004.

•	Renewed the $425 million unsecured revolving credit facility that was scheduled to mature in March 2005. As part of the renewal the interest-rate spread over LIBOR was lowered to a range of 1.0% to 1.7%. In addition the renewal added an expansion option that can increase the amount available under the line by as much as $125 million and extended the maturity for three years with an additional one-year extension option.

•	Completed two secured and two unsecured debt financings that provided the Company with approximately $259 million in net proceeds and extended the weighted-average maturity of the Company’s debt portfolio. The Company used the net proceeds from the new debt financings, which have maturity dates between 2010 and 2014, to repay two mortgage loans and one construction loan that were scheduled to mature in 2004 and the first quarter of 2005.

Business and Growth Strategies

Growth Strategies.    The Company believes that a number of factors and strategies will enable it to continue to achieve its objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes, provision for bad debts and ground leases) before depreciation, and Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as well as maximization of long-term stockholder value including: (i) the quality and location of the Company’s Properties; (ii) the Company’s ability to efficiently manage its assets as a low cost provider of commercial real estate through its seasoned management team with core capabilities in all aspects of real estate ownership including property management, leasing, marketing, financing, accounting, legal administration, construction management and new development; (iii) the Company’s existing substantial development pipeline established over the past several years; (iv) the pursuit of redevelopment opportunities in land-constrained markets; and (v) the Company’s access to development and leasing opportunities as a result of its extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given the Company’s over 55-year presence in the Southern California market

Operating Strategies.    The Company focuses on enhancing long-term growth in net operating income and FFO from its Properties by: (i) maintaining higher than average regional occupancy rates; (ii) maximizing cash flow from its Properties through active leasing, early renewals, and effective property management; (iii) structuring leases to maximize returns and internal growth; (iv) managing portfolio credit risk through effective underwriting including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk; (v) managing operating expenses through the efficient use of internal management, leasing, marketing, financing, accounting and construction management functions; (vi) maintaining and developing long-term relationships with a diverse tenant base; (vii) managing its Properties to offer the maximum degree of utility and operational efficiency to tenants; (viii) continuing to effectively manage capital improvements to enhance its Properties’ competitive advantages in their respective markets and improve the efficiency of building systems; and (ix) attracting and retaining motivated employees by providing financial and other incentives to meet the Company’s operating and financial goals.

Development Strategies.    The Company and its predecessors have developed office and industrial properties primarily located in Southern California since 1947. Over the past several years, the Company has established a substantial development pipeline in its target markets. The Company’s future development pipeline includes 56.8 acres of undeveloped land which can support future development of approximately 1.2 million rentable square feet, which the Company expects to develop over the next three to five years, depending on market conditions. The Company’s strategy with respect to development is to: (i) maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control; (ii) continue to execute the Company’s build-to-suit program where it develops properties leased by specific tenants providing for lower risk development; (iii) evaluate redevelopment opportunities in land-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods; (iv) be the premier low-cost provider of two- to four-story campus style office buildings in Southern California; and (v) reinvest capital from dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return.

The Company may engage in the additional development or redevelopment of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development or redevelopment. The Company’s significant working relationships with tenants, municipalities, and landowners in Southern California are expected to give the Company further access to development opportunities. There can be no assurance, however, that the Company will be able to successfully develop or redevelop any of the properties or that it will have access to additional development or redevelopment opportunities.

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

The Company utilizes multiple sources of capital including borrowings under the Company’s unsecured credit facility, the issuance of debt or equity securities and other bank and/or institutional borrowings and disposition of non-strategic assets. There can be no assurance, however, that the Company will be able to obtain capital on terms favorable to the Company or at all.

Significant Tenants

As of December 31, 2004, the Company’s ten largest office tenants represented approximately 28.9% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2004 determined on a straight-line basis over the term of the related lease in accordance with GAAP, and its ten largest industrial tenants represented approximately 8.0% of total annual base rental revenues. Of this amount, its largest tenant, The Boeing Company, leased an aggregate of approximately 831,300 rentable square feet of office space under seven separate leases, representing approximately 6.2% of the Company’s total annual base rental revenues at December 31, 2004. In April 2004, The Boeing Company renewed one lease for a building located in El Segundo, encompassing approximately 286,200 rentable square feet, which was scheduled to expire in July 2004. Under the terms of the amended lease, the rental rate decreased 25% on a cash and GAAP basis and the lease is now scheduled to expire in July 2007. An additional lease with The Boeing Company encompassing approximately 211,100 rental square feet, is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease effective December 31, 2006. The other five leases are scheduled to expire at various dates between August 2005 and March 2009. See additional discussion under “Item 1: Business Risks—The Company may be unable to renew leases or re-let available space” and under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations.”

The Company’s ten largest office tenants, based on annualized base rental revenues at December 31, 2004, are: The Boeing Company, AMN Healthcare, DirecTv, Inc., Fish & Richardson, Diversa Corporation, Intuit, Inc., Epson America, Inc., Fair Isaac & Company, Peregrine Systems, Inc. and Newgen Results Corporation. The Company’s ten largest industrial tenants, based on annualized base rental revenues, are: Celestica California, Inc., Qwest Communications Corporation, Mattel, Inc., Packard Hughes Interconnect, NBTY Manufacturing,

LLC, United Plastics Group, Inc., Kraft Foods, Inc., Targus, Inc., Extron Electronics, Inc. and Ricoh Electronics. For further discussion on the composition of the Company’s tenant base, see “Item 2: Properties—Tenant Information.”

Employees

As of December 31, 2004, the Company, through the Operating Partnership, KSLLC and Kilroy Realty TRS, Inc. employed 129 persons. The Company, the Operating Partnership and KSLLC believe that relations with their employees are good.

Government Regulations

Many laws and governmental regulations are applicable to the Company’s Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Environmental Matters

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of the Company’s Properties. The Company generally obtains these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos containing materials. For properties where asbestos containing materials were identified or suspected, an Operations and Maintenance (“O&M”) Plan was generally prepared and implemented.

Historical operations at or near some of the Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted remediation of known contamination in the soils on the properties and management does not believe that further clean-up of the soils is required. The Company is not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties or the condition of land or operations near our properties, such as the presence of underground storage tanks. The Company cannot give assurance that costs of future environmental compliance will not affect its ability to make distributions to its stockholders.

Use of hazardous materials by some of our tenants.    Some of the Company’s tenants routinely handle hazardous substances and wastes on its Properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially the Company, to liability resulting from such activities. The Company generally requires its tenants, in their leases, to comply with these environmental laws and regulations and to indemnify the Company for any related liabilities. As of December 31, 2004, less than 5% of the Company’s tenants, representing less than 10% of the aggregate square footage of the Company’s Properties, handled hazardous substances and/or wastes on the Company’s Properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. Management is not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the Company’s Properties, and management does not believe that on going activities by the Company’s tenants will have a material adverse effect on the Company’s operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, the Company may be liable for the costs of removal, remediation or disposal of certain hazardous or toxic substances present or released on its Properties. These laws could impose liability without regard to whether the Company is responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in governmental cleanup actions, personal injury or similar claims by private plaintiffs.

Potential environmental liabilities may exceed the Company’s environmental insurance coverage limits.     The Company carries what management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. The policy is subject to various terms, conditions, qualifications and limitations of coverage. Therefore, management cannot provide any assurance that the Company’s insurance coverage will be sufficient or that its liability, if any, will not have a material adverse effect on the Company’s financial condition, results of operations, and cash flows, quoted trading price of the Company’s securities and its ability to satisfy debt service obligations and to pay distributions to stockholders.

Other Governmental Regulations Affecting Properties

Costs of compliance with other governmental regulations.    The Company’s Properties are also subject to regulation under other laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although management believes that its Properties substantially comply with present requirements under applicable governmental regulations, none of the Properties have been audited or investigated for compliance by any regulatory agency. If the Company were not in compliance with material provisions of the ADA or other regulations affecting the Properties, the Company might be required to take remedial action which could include making modifications or renovations to Properties. Federal, state or local governments may also enact future laws and regulations that could require the Company to make significant modifications or renovations to the Properties. If the Company were to incur substantial costs to comply with the ADA or any other regulations, its financial condition, results of operations, and cash flows, quoted trading prices of the Company’s securities and its ability to satisfy its debt service obligations and make distributions to stockholders could be adversely affected.

Business Risks

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Exchange Act of 1934, as amended (the “1934 Act”)) pertaining to, among other things, the Company’s future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development or redevelopment projects within budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to the Company. These statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this annual report is initially filed with the SEC. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations,” and other information contained in this report, should be considered in evaluating the Company and its business.

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

The Company’s operations depend upon the Southern California economy.    As of December 31, 2004, 93.3% of the aggregate square footage of the Company’s stabilized portfolio and 95.0% of the Company’s annualized base rent, excluding expense reimbursements and rental abatements, were attributable to properties located in Southern California. In addition, as of December 31, 2004, all of the Company’s lease-up, in-process and future development and redevelopment projects were located in Southern California. The Company’s ability to make expected distributions to stockholders depends on its ability to generate funds from operations, as defined by NAREIT, in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, distributions to preferred stockholders and capital expenditure requirements. Events and conditions applicable to owners and operators of real property that are beyond the Company’s control may decrease funds available for distribution and the value of the Company’s Properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development and acquisitions on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative liquidity of real estate investments; changing submarket demographics; and property damage resulting from seismic activity. The geographical concentration of the Properties may expose the Company to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact the Company’s financial condition, results from operations, cash flows, quoted per share trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to its stockholders.

The Company depends on significant tenants.    As of December 31, 2004, the Company’s ten largest office tenants represented approximately 28.9% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.0% of total annual base rental revenues. See further discussion on the composition of the Company’s tenants by industry under “Item 2—Properties.” Of this amount, its largest tenant, The Boeing Company, leased an aggregate of approximately 831,300 rentable square feet of office space under seven separate leases, representing approximately 6.2% of the Company’s total annual base rental revenues at December 31, 2004. In April 2004, The Boeing Company renewed one lease for a building located in El Segundo, California, encompassing approximately 286,200 rentable square feet, which is now scheduled to expire in July 2007. One lease encompassing approximately 211,100 rentable square feet is scheduled to expire in December 2007; however, under the terms of the lease The Boeing Company has the right to terminate this lease effective December 31, 2006. The other five leases are scheduled to expire at various dates between August 2005 and March 2009.

Although the Company has been able to mitigate the impact of recent significant tenant defaults on its financial condition, revenues and results of operations, the Company’s financial condition, results of operations and cash flows would be adversely affected if any of the Company’s significant tenants fail to renew their leases, renew their leases on terms less favorable to the Company or become bankrupt or insolvent or otherwise unable to satisfy their lease obligations.

Downturn in tenants’ businesses may reduce the Company’s cash flow.    For the year ended December 31, 2004, the Company derived approximately 99.1% of its revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, the Company may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment.

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

The Company may be unable to renew leases or re-let available space.    As of December 31, 2004, the Company had office and industrial space available for lease representing approximately 5.4% of the total square footage of the Properties. In addition, leases representing approximately 11.4% and 10.3% of the leased square footage of the Properties are scheduled to expire in 2005 and 2006, respectively. Above market rental rates on some of the Properties may force the Company to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for all of its Properties, including leases scheduled to expire in 2005, are approximately at the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the rental rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for the Properties decrease or existing tenants do not renew their leases, its financial position, results of operations, cash flows, the quoted trading prices of its securities and its ability to satisfy its debt service obligations and pay distributions to its stockholders would be adversely affected.

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

The Company’s debt level reduces cash available for distribution and may expose the Company to the risk of default under its debt obligations.    Payments of principal and interest on borrowings may leave the Company with insufficient cash resources to operate its Properties or to pay the distributions necessary to maintain its REIT qualification. The Company’s level of debt and the limitations imposed by its debt agreements may have important consequences to the Company, including the following: the Company may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of its original indebtedness; cash flow may be insufficient to meet required principal and interest payments; the Company may be forced to dispose of one or more of its Properties, possibly on disadvantageous terms; the Company may default on its obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and the Company’s default under one mortgage loan with cross default provisions could result in a default on other indebtedness. If one or more of these events were to occur, the Company’s financial condition, results of operations, cash flows, quoted per share trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could require the Company to pay income or excise tax notwithstanding the Company’s tax status as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31, 2004, the Company had approximately $801.4 million aggregate principal amount of indebtedness, $49.2 million of which is contractually due prior to December 31, 2005. The Company’s total debt and preferred equity represented 41.9% of its total market capitalization at December 31, 2004; see “Item 7: Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for presentation of the Company’s market capitalization.

The Company faces significant competition which may decrease the occupancy and rental rates of its Properties.    The Company competes with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to the Company’s in the same submarkets in which the Company’s Properties are located, but which have lower occupancy rates than the Company’s Properties. For instance, occupancy rates for the Company’s Sorrento Mesa stabilized office property portfolio in San Diego County at December 31, 2004 was 99.3% in comparison to 88.8% for the Sorrento Mesa two-story corporate office submarket in total. In addition, the Company has one redevelopment project in the lease up phase in Sorrento Mesa encompassing approximately 68,000 rentable square feet which was not leased as of December 31, 2004. The Company believes that its higher occupancy rates mean that, on average, its competitors have more space currently available for lease than the Company. As a result, the Company’s competitors have an incentive to decrease rental rates until their available space is leased. If the Company’s competitors offer space at rental rates below the rates currently charged by the Company for comparable space, the Company may be pressured to reduce its rental rates below those currently charged in order to retain tenants when its tenant leases expire. As a result, the Company’s financial condition, results of operations and cash flows, quoted trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders may be adversely affected.

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

Earthquake damage to the Company’s Properties could have an adverse effect on its financial condition and operating results.    The Company carries earthquake insurance on properties located in areas known to be subject to earthquakes in an amount and with deductibles which management believes are commercially reasonable. As of December 31, 2004, all but one of the Company’s Properties are located in areas known to be subject to earthquakes. While the Company presently carries earthquake insurance on these properties, the amount of its earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the Company may discontinue earthquake insurance on some or all of its Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If the Company experiences a loss which is uninsured or which exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if the properties were irreparable.

The Company may be unable to complete acquisitions and successfully operate acquired properties.    The Company continues to evaluate the market of available properties and may acquire office and industrial properties when strategic opportunities exist. The Company’s ability to acquire properties on favorable terms and successfully operate them is subject to the following risks: the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds; even if the Company enters into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction and may never close; the Company may be unable to finance the acquisition on favorable terms; the Company may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and the Company may lease the acquired properties at below expected rental rates. If the Company cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, its financial condition, results of operations, cash flows, quoted per share trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders could be adversely affected.

The Company may be unable to successfully complete and operate developed and redeveloped properties.    There are significant risks associated with property development. The Company may be unable to: obtain construction financing on favorable terms or at all; obtain permanent financing at all or on advantageous terms if development projects are financed through construction loans; or lease developed properties at expected rental rates or within projected timeframes. In addition, the Company may not complete development projects on schedule or within budgeted amounts; the Company may expend funds on and devote management’s time to projects which the Company may not complete; and the Company may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations. If one or more of these events were to occur in connection with the Company’s projects currently planned for development or redevelopment, the Company’s financial condition, results of operations, cash flows, quoted per share trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to its stockholders could be adversely affected.

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

The Company could default on leases for land on which some of its Properties are located.    As of December 31, 2004, the Company owned ten office buildings located on various parcels, each of which the Company leases on a long-term basis. If the Company defaults under the terms of any particular lease, it may lose the ownership rights to the property subject to the lease. Upon expiration of a lease and all of its options, the Company may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense would have an adverse effect on the Company’s financial condition, results of operations, cash flows, quoted per share trading prices of its securities and ability to satisfy its debt service obligations and to pay distributions to stockholders. As of December 31, 2004, the Company had approximately 1.5 million aggregate rentable square feet of rental space located on these leased parcels. The leases for the land under the seven buildings at the Kilroy Airport Center, Long Beach expire in 2084. The leases for the land under the three buildings at the SeaTac Office Center, including renewal options, expire in 2062.

Real estate assets are illiquid and the Company may not be able to sell its Properties when it desires.    The Company’s investments in its Properties are relatively illiquid which limits the Company’s ability to sell its Properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits the Company derives from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits the Company’s ability to sell properties other than on a selected basis. These restrictions on the Company’ ability to sell its Properties could have an adverse effect on its financial position, results from operations, cash flows, quoted per share trading prices of its securities and ability to satisfy its debt service obligations and to repay indebtedness and to pay distributions to its stockholders.

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

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, the Company must obtain the approval of limited partners holding a majority of the common units before it may dissolve the partnership. As of December 31, 2004, limited partners owned approximately 12.3% of the outstanding interests in the Operating Partnership. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of its other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent the Company from completing a transaction which may be in the best interest of its stockholders.

The Chairman of the Company’s Board of Directors and its President and Chief Executive Officer each have substantial influence over the Company’s affairs.    John B. Kilroy, Sr. is the Chairman of the Board of Directors and the father of John B. Kilroy, Jr. the Company’s President and Chief Executive Officer. Each is a member of the Company’s Board of Directors, and together, they beneficially own 567,595 shares of common stock, common limited partnership units, which are redeemable in exchange for, at the Company’s option, an aggregate of 1,728,072 shares of the Company’s common stock, and currently vested options to purchase an aggregate of 22,899 shares of common stock, representing a total beneficial ownership of approximately 7.7% of the total outstanding shares of common stock as of December 31, 2004, assuming the exchange, at the Company’s option, of the common limited partnership units held by Messrs. Kilroy into shares of the Company’s common stock and the exercise of their currently vested options. Pursuant to the Company’s charter no other stockholder may own, actually or constructively, more than 7.0% of the Company’s common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of the Company’s outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on the Company and could exercise their influence in a manner that is not in the best interest of the Company’s stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to the Company’s stockholders for approval.

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

The Internal Revenue Code contains stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including: no more than 50% in value of the Company’s capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year; subject to exceptions, the Company’s common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and if the Company, or any entity which owns 10% or more of its capital stock, actually or constructively owns 10% or more of one of the Company’s tenants, or a tenant of any partnership in which the Company is a partner, then any rents that the Company receives from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code’s REIT gross income tests, regardless of whether the Company receives the rents directly or through a partnership.

The Company’s charter also establishes clear ownership limits to protect its REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the Board, more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company’s common stock outstanding. Similarly, absent a waiver from the Board, no single holder of the Company’s 7.45% Series A Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”) may actually or constructively own any class or series of its preferred stock, so that their total capital stock ownership would exceed 7.0% by value of the Company’s total outstanding shares of capital stock, no single holder of the Company’s Series B Junior Participating Preferred stock (the “Series B Preferred Stock”), if issued, may actually or constructively own more than 7.0% (by value or by number of shares, whichever is more restrictive) of the Company’s Series B Preferred Stock, no single holder of the Company’s 7.8% Series E Cumulative Redeemable Preferred stock (the “Series E Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Series E Preferred Stock, and no single holder of the Company’s 7.5% Series F Cumulative Redeemable Preferred stock (the “Series F Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of the Series F Preferred Stock.

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

The Company could issue preferred stock without stockholder approval.    The Company’s charter authorizes its Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in the Company’s stockholders’ interest. The Operating Partnership has issued 1,500,000 7.45% Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) which in the future may be redeemed for cash or, at the Company’s option, for an equal number of shares of Series A Preferred stock. In addition, the Company has designated and authorized the issuance of up to 400,000 shares of Series B Preferred Stock. As of December 31, 2004, 5,060,000 shares of the Company’s preferred stock are issued and outstanding, consisting of 1,610,000 shares of the Company’s Series E Preferred Stock and 3,450,000 shares of the Company’s Series F Preferred Stock.

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

Loss of the Company’s REIT status would have significant adverse consequences to it and the value of the Company’s stock.    The Company currently operates in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If the Company were to lose its REIT status, it would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved because: the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates; the Company also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified. In addition, if the Company fails to qualify as a REIT, it will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of the Company’s current and accumulated earnings and profits. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair its ability to expand its business and raise capital, and would adversely affect the value of the Company’s common stock.

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

The Company’s growth depends on external sources of capital which are outside of the Company’s control.    The Company is required under the Internal Revenue Code to distribute at least 90% of its taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, it may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund the Company’s capital needs. The Company may not be able to obtain the financing on favorable terms or at all. Any additional debt the Company incurs will increase its leverage. Access to third-party sources of capital depends, in part, on: general market conditions; the market’s perception of the Company’s growth potential; the Company’s current and expected future earnings; the Company’s cash flow and cash distributions; and the quoted market prices of the Company’s securities. If the Company cannot obtain capital from third-party sources, it may not be able to acquire properties when strategic opportunities exist, satisfy its debt service obligations, or make the cash distributions to stockholders necessary to maintain its qualification as a REIT.

The Company’s Board of Directors may change investment and financing policies without stockholder approval and become more highly leveraged which may increase the Company’s risk of default under its debt obligations.

The Company is not limited in its ability to incur debt.    The Company’s financing policies and objectives are determined by the Company’s Board of Directors. The Company’s goal is to limit its dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, the Company’s organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that it may incur. At December 31, 2004, the Company had approximately $801.4 million aggregate principal amount of indebtedness outstanding, which represented 33.5% of the Company’s total market capitalization. The Company’s total debt and the liquidation value of its preferred equity as a percentage of total market capitalization was approximately 41.9% at December 31, 2004. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for presentation of the Company’s market capitalization. This ratio may be increased or decreased without the consent of the Company’s stockholders. Increases in the amount of debt outstanding would result in an increase in the Company’s debt service and which could adversely affect cash flow and the ability to make distributions to stockholders. Higher leverage also increases the risk of default on the Company’s obligations and limits the Company’s ability to incur additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted market price per share for the Company’s securities.    Management cannot predict whether future issuances of shares of the Company’s common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of its common stock.

As of December 31, 2004, 28,548,597 shares of the Company’s common stock and 5,060,000 shares of the Company’s preferred stock, consisting of 1,610,000 shares of the Company’s Series E Preferred Stock and 3,450,000 shares of the Company’s Series F Preferred Stock, were issued and outstanding and the Company had reserved for future issuance the following shares of common stock: 3,989,142 shares issuable upon the exchange, at the Company’s option, of common limited partnership units; 390,098 shares issuable under the Company’s 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. In addition, the Company has filed or has agreed to file registration statements covering all of the shares of common stock reserved for future issuance. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Future terrorist activity or future declaration of war by the United States may have an adverse affect on the Company’s financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of the Company’s Properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of the Company’s Properties near these sites. A decrease in demand would make it difficult for the Company to renew or release its Properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of the Company’s Properties through damage, destruction or loss, and the availability of insurance for these acts may be less, and cost more, which would adversely affect the Company’s financial condition. To the extent that the Company’s tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

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

ITEM 2.	PROPERTIES

General

As of December 31, 2004, the Company’s portfolio of stabilized operating properties was comprised of 84 Office Properties and 49 Industrial Properties which encompassed an aggregate of approximately 7.7 million and 4.6 million rentable square feet, respectively. The Properties include one property that the Company developed and stabilized during 2004 encompassing an aggregate of approximately 208,500 rentable square feet. As of December 31, 2004, the Office Properties were approximately 94.0% leased to 312 tenants and the Industrial Properties were 95.5% leased to 67 tenants. All but five of the Properties are located in Southern California.

The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion (“lease-up properties”) and development and redevelopment projects currently under construction. The Company had two office development properties under construction at December 31, 2004, encompassing an aggregate of approximately 103,300 rentable square feet and two office redevelopment properties in lease-up encompassing approximately 309,600 rentable square feet. All of the Company’s redevelopment, development and lease-up properties are located in Southern California.

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

The Company believes that all of its Properties are well maintained and do not require significant capital improvements. As of December 31, 2004, the Company managed all of its Properties through internal property managers.

The Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office and Industrial Properties owned as of December 31, 2004. The Company owns all of its interests in the Office and Industrial Properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center, Long Beach, and the three office buildings located at the SeaTac Office Center, all are held subject to leases for the land on which the properties are located which expire in 2084 and 2062 (assuming the exercise of the Company’s options to extend such leases), respectively.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/04(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
26541 Agoura Road
Calabasas, California	1	1988	90,878	84.6%	$2,023	$26.33
Kilroy Airport Center, El Segundo, California
2250 E. Imperial Highway	1	1983	293,261	99.9%	8,495	29.00
2260 E. Imperial Highway(6)	1	1983	286,151	100.0%	5,494	19.20
2240 E. Imperial Highway(20)	1	1983	119,780	100.0%	2,269	18.95
185 S. Douglas Street
El Segundo, California	1	1978	61,604	47.0%	642	22.19
525 N. Brand Blvd.
Glendale, California(5)	1	1990	46,043	100.0%	989	21.49
Kilroy Airport Center, Long Beach, California
3900 Kilroy Airport Way	1	1987	126,840	97.0%	2,649	21.52
3880 Kilroy Airport Way(6)	1	1987	98,243	100.0%	1,343	13.67
3760 Kilroy Airport Way	1	1989	165,278	93.2%	4,023	26.10
3780 Kilroy Airport Way	1	1989	219,743	85.7%	4,865	25.84
3750 Kilroy Airport Way(7)	1	1989	10,457	86.1%	100	11.14
3800 Kilroy Airport Way	1	2000	192,476	93.6%	5,240	29.08
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,551	26.11
Westside Media Center, Los Angeles, California
12312 W. Olympic Blvd(6)	1	1950/1998	78,000	100.0%	2,050	26.28
12200 W. Olympic Blvd.	1	2000	151,019	91.6%	4,407	31.85
12100 W. Olympic Blvd.	1	2002	151,000	69.5%	3,581	34.12
2100 Colorado Avenue
Santa Monica, California(6)	3	1992	94,844	100.0%	2,803	29.55
1633 26th Street
Santa Monica, California	1	1972/1997	44,915	100.0%	862	19.19
3130 Wilshire Blvd.
Santa Monica, California	1	1969/1998	88,338	95.1%	2,152	25.63
501 Santa Monica Blvd.
Santa Monica, California	1	1974	70,045	95.1%	2,100	31.53
Calabasas Park Centre, Calabasas, California
23975 Park Sorrento	1	2001	100,592	100.0%	3,123	31.05
24025 Park Sorrento	1	2000	102,264	100.0%	3,072	30.04
23925 Park Sorrento	1	2001	11,789	100.0%	419	35.55
999 N. Sepulveda Blvd.
El Segundo, California	1	1962/2003	133,339	37.5%	1,059	21.18

Subtotal/Weighted Average—
Los Angeles County	26		2,872,925	91.1%	67,311	25.73

Orange County
La Palma Business Center
4175 E. La Palma Avenue
Anaheim, California	1	1985	43,263	84.4%	682	18.69
8101 Kaiser Blvd.
Anaheim, California	1	1988	60,177	100.0%	1,393	23.15

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/04(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
1700 E. Carnegie
Santa Ana, California(8)	1	2003	76,516	100.0%	$1,028	$13.43
601 Valencia Avenue,
Brea, California	1	1982	60,891	100.0%	796	13.07
111 Pacifica
Irvine, California	1	1991	67,530	95.0%	1,628	25.38
9451 Toledo Way
Irvine, California(6)	1	1984	27,200	100.0%	478	17.56
2501 Pullman
Santa Ana, California(6)	1	1969/1988	51,750	100.0%	1,049	20.27

Subtotal/Weighted Average—
Orange County	7		387,327	97.4%	7,054	18.70

San Diego County
6215/6220 Greenwich Drive
San Diego, California(6)	2	1996	212,214	100.0%	3,174	14.96
6055 Lusk Avenue
San Diego, California(6)	1	1997	93,000	100.0%	1,163	12.50
6260 Sequence Drive
San Diego, California(6)	1	1997	130,000	100.0%	1,206	9.28
6290/6310 Sequence Drive
San Diego, California(6)	2	1997	152,415	100.0%	2,100	13.78
6340/6350 Sequence Drive
San Diego, California(6)	2	1998	199,000	100.0%	2,986	15.00
15378 Avenue of Science
San Diego, California(6)	1	1984	68,910	100.0%	923	13.39
Pacific Corporate Center
San Diego, California(10)	6	1995	332,542	100.0%	4,957	14.91
9455 Towne Center Drive
San Diego, California(6)	1	1998	45,195	100.0%	671	14.85
12225/12235 El Camino Real
San Diego, California(12)	2	1998	115,513	100.0%	2,873	24.87
4690 Executive Drive
San Diego, California(6)	1	1999	50,546	50.4%	567	22.28
12348 High Bluff Drive
San Diego, California(9)	1	1999	38,710	100.0%	1,057	27.32
9785/9791 Towne Center Drive
San Diego, California(6)	2	1999	126,000	100.0%	2,282	18.11
5005/5010 Wateridge Vista Drive
San Diego, California(6)	2	1999	172,778	100.0%	3,496	20.23
Kilroy Centre Del Mar, San Diego, California
3579 Valley Centre Drive(9)	1	1999	52,375	100.0%	1,772	33.83
3611 Valley Centre Drive(9)	1	2000	130,178	100.0%	4,564	35.06
3661 Valley Centre Drive(9)	1	2001	129,752	100.0%	3,985	30.71
3721 Valley Centre Drive(9)	1	2002	114,780	79.9%	2,959	32.25
3811 Valley Centre Drive	1	2000	112,067	100.0%	4,514	40.28
15435/15445 Innovation Drive
San Diego, California(9)	2	2000	103,000	100.0%	2,769	26.88
10421 Pacific Center
San Diego, California(9)	1	2002	79,871	87.0%	2,208	31.77
10243 Genetic Center Drive
San Diego, California(6)	1	2001	102,875	100.0%	3,465	33.68
15051 Avenue of Science
San Diego, California(6)	1	2001	70,617	100.0%	2,023	28.64
15073 Avenue of Science
San Diego, California(6)	1	2001	46,759	100.0%	1,043	22.30
4939/4955 Directors Place
San Diego, California(6)	2	2002	136,908	100.0%	5,092	37.19

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/04(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
10390 Pacific Center Court
San Diego, California(6)	1	2002	68,400	100.0%	$2,738	$40.03
13500/13520 Evening Creek Drive North
San Diego, California	2	2004	281,830	88.3%	6,911	27.76
12400 High Bluff
San Diego, California(9)	1	2003	208,464	100.0%	9,715	46.60
Del Mar Corporate Center, San Diego, California
12340 El Camino Real(9)	1	2002	88,181	87.5%	3,491	45.22
12390 El Camino Real(9)	1	2000	72,332	100.0%	3,014	41.67

Subtotal/Weighted Average—
San Diego County	43		3,535,212	97.1%	87,718	25.55

Other
5151-5155 Camino Ruiz
Camarillo, California(4)	4	1982	265,372	85.1%	2,669	11.82
2829 Townsgate Road
Thousand Oaks, California	1	1990	81,158	77.9%	1,727	27.32
SeaTac Office Center, Seattle, Washington
18000 Pacific Highway	1	1974	209,904	95.7%	3,944	19.64
17930 Pacific Highway(6)	1	1980/1997	211,139	100.0%	2,232	10.57
17900 Pacific Highway	1	1980	111,387	78.7%	1,857	21.20

Subtotal/Weighted Average—
Other	8		878,960	89.7%	12,429	15.76

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	84		7,674,424	94.0%	174,512	24.19

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue
El Segundo, California	1	1954	192,053	100.0%	2,151	11.20
2260 E. El Segundo Blvd.
El Segundo, California(13)	1	1979/2000	113,820	0.0%	—	—
2265 E. El Segundo Blvd.
El Segundo, California	1	1978	76,570	9.8%	120	16.00
2270 E. El Segundo Blvd.
El Segundo, California	1	1975	6,362	100.0%	102	15.97

Subtotal/Weighted Average—
Los Angeles County	4		388,805	53.0%	2,373	11.52

Orange County
3340 E. La Palma Avenue
Anaheim, California	1	1966	153,320	100.0%	799	5.21
1000 E. Ball Road
Anaheim, California	1	1956	100,000	100.0%	639	6.39
1230 S. Lewis Road
Anaheim, California	1	1982	57,730	100.0%	320	5.55
4155 E. La Palma Avenue
Anaheim, California(18)	1	1985	74,618	100.0%	825	11.06
4123 E. La Palma Avenue
Anaheim, California(19)	1	1985	70,863	64.7%	511	11.14
5325 East Hunter Avenue
Anaheim, California	1	1983	110,487	100.0%	507	4.59
3130-3150 Miraloma
Anaheim, California(14)	1	1970	144,000	100.0%	712	4.95
3125 E. Coronado Street
Anaheim, California	1	1970	144,000	100.0%	1,031	7.16
5115 E. La Palma Avenue
Anaheim, California	1	1967/1998	286,139	100.0%	1,488	5.20

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/04(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
1250 N. Tustin Avenue
Anaheim, California	1	1984	84,185	100.0%	$668	$7.94
Anaheim Technology Center
Anaheim, California	5	1999	593,992	100.0%	3,559	5.99
3250 East Carpenter
Anaheim, California	1	1998	41,225	100.0%	262	6.36
Brea Industrial Complex
Brea, California(15)	7	1981	276,278	100.0%	1,992	7.21
Brea Industrial—Lambert Road
Brea, California(16)	2	1999	178,811	100.0%	1,276	7.14
1675 MacArthur
Costa Mesa, California	1	1986	50,842	100.0%	622	12.23
25202 Towne Center Drive
Foothill Ranch, California	1	1998	303,533	100.0%	2,509	8.26
12681/12691 Pala Drive
Garden Grove, California(11)	1	1970	84,700	100.0%	601	7.10
Garden Grove Industrial Complex
Garden Grove, California(17)	6	1971	275,971	100.0%	1,924	6.97
7421 Orangewood Avenue
Garden Grove, California	1	1981	82,602	100.0%	630	7.63
12400 Industry Street
Garden Grove, California	1	1972	64,200	100.0%	356	5.54
17150 Von Karman
Irvine, California	1	1977	157,458	100.0%	1,710	10.86
9401 Toledo Way
Irvine, California	1	1984	244,800	100.0%	2,439	9.96
2055 S.E. Main Street
Irvine, California	1	1973	47,583	100.0%	394	8.29
2525 Pullman
Santa Ana, California	1	2002	103,380	100.0%	590	5.71
1951 E. Carnegie
Santa Ana, California	1	1981	100,000	100.0%	817	8.17
14831 Franklin Avenue
Tustin, California	1	1978	36,256	100.0%	254	7.00
2911 Dow Avenue
Tustin, California	1	1998	51,410	100.0%	280	5.45

Subtotal/Weighted Average—
Orange County	43		3,918,383	99.4%	27,715	7.12

Other
5115 N. 27th Avenue
Phoenix, Arizona(21)	1	1962	130,877	100.0%	789	6.03
3735 Imperial Highway
Stockton, California	1	1996	164,540	100.0%	1,184	7.20

Subtotal/Weighted Average—
Other	2		295,417	100.0%	1,973	6.68

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	49		4,602,605	95.5%	32,061	7.30

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	133		12,277,029	94.6%	$206,573	$17.79

(1)	Based on all leases at the respective properties in effect as of December 31, 2004.

(2)	Calculated as base rent for the year ended December 31, 2004, determined in accordance with GAAP, and annualized to reflect a twelve-month period. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3)	Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2004.

(4)	The four properties at 5151-5155 Camino Ruiz were built between 1982 and 1985 and the leases are written on a triple net basis.

(5)	For this property, leases of 6,900 rentable square feet are written on a triple net basis.

(6)	For this property, the lease is written on a triple net basis.

(7)	For this property, leases of 7,000 rentable square feet are written on a modified gross basis and leases of 2,000 rentable square feet are written on a full service basis.

(8)	For this property, leases of 37,000 rentable square feet are written on a modified gross basis and leases of 39,000 rentable square feet are written on a triple net basis.

(9)	For this property, the leases are written on a modified gross basis.

(10)	For this property, leases of 243,000 rentable square feet are written on a triple net basis and a lease of 90,000 rentable square feet is written on a gross basis.

(11)	The leases for this property are written on a modified net basis, with the tenants responsible for their pro rata share of common area expenses and real estate taxes.

(12)	For this property, leases of 55,000 rentable square feet are written on a modified gross basis and leases of 61,000 rentable square feet are written on a triple net basis.

(13)	This property was renovated into a data center in 2000.

(14)	For this property, a lease of 100,000 rentable square feet is written on a modified net basis and another 44,000 rentable square foot lease is written on a triple net basis.

(15)	The seven properties at the Brea Industrial Complex were built between 1981 and 1988. For these properties, leases of 210,000 rentable square feet are written on a triple net basis and 66,000 rentable square feet are written on a modified gross basis.

(16)	For this property, leases of 109,000 rentable square feet are written on a modified net basis, leases of 33,000 rentable square feet are written on a triple net basis, and leases of 37,000 rentable square feet are written on a modified gross basis.

(17)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985. For these properties, leases of 191,000 rentable square feet are written on a triple net basis, 45,000 rentable square feet are written on a modified gross basis, and 40,000 rentable square feet are written on a gross basis.

(18)	For this property, leases of 25,000 rentable square feet are written on a full service gross basis and leases of 49,000 rentable square feet are written on a triple net basis.

(19)	For this property, a lease of 15,000 rentable square feet is written on a modified gross basis and a lease of 31,000 rentable square feet is written on a triple net basis.

(20)	For this property, a lease of 102,000 rentable square feet is written on a triple net basis and leases of 18,000 rentable square feet are written on a full service gross basis.

(21)	This industrial property was originally designed for multi-tenant use and currently is leased to a single tenant and utilized as an indoor multi-vendor retail marketplace.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s lease-up and in-process office development and redevelopment projects as of December 31, 2004. See further discussion regarding the Company’s projected development and redevelopment trends under “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name/ Submarket/City	Estimated Completion Date	Estimated Stabilization Date (1)	Rentable Square Feet	Total Estimated Investment	Total Costs as of December 31, 2004	Percent Leased as of December 31, 2004
				(dollars in thousands)
Projects Under Construction:
15227 Avenue of Science I-15 Corridor San Diego, CA	3rd Qtr 2005	3rd Qtr 2006	65,867	$14,095	$7,152	0%
15253 Avenue of Science I-15 Corridor San Diego, CA	3rd Qtr 2005	3rd Qtr 2006	37,405	8,940	5,118	0%

Totals			103,272	$23,035	$12,270	0%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

Redevelopment Projects

Project Name/ Submarket	Pre and Post Redevelop- ment Type	Completion Date	Estimated Stabilization Date (1)	Rentable Square Feet	Existing Invest- ment (2)	Estimated Redevel- opment Costs	Total Estimated Investment	Total Costs as of December 31, 2004	Percent Leased as of December 31, 2004
					(dollars in thousands)
Projects In Lease-Up:
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	1st Qtr 2004	1st Qtr 2005	67,995	$8,790	$10,350	$19,140	$11,053	0%
909 N. Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	241,603	37,799	30,953	68,752	53,772	19%

Totals				309,598	$46,589	$41,303	$87,892	$64,825	15%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

(2)	Represents total capitalized costs at the commencement of redevelopment.

Tenant Information

The following table sets forth information as to the Company’s ten largest office and industrial tenants as of December 31, 2004, based upon annualized rental revenues at December 31, 2004.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
The Boeing Company (3)	$12,167	6.2%	August 1984	Various	(3)
AMN Healthcare	8,179	4.2	August 2003	July 2018
DirecTV, Inc. (4)	5,861	3.0	November 1996	December 2011
Fish & Richardson	5,529	2.8	October 2003	October 2018
Diversa Corporation	5,063	2.6	November 2000	Various	(5)
Intuit, Inc.	4,478	2.3	November 1997	Various	(6)
Epson America, Inc.	4,177	2.1	October 1999	October 2009
Fair Isaac & Company	3,985	2.0	August 2003	July 2010
Peregrine Systems, Inc.	3,663	1.9	October 1999	April 2012
Newgen Results Corporation	3,465	1.8	April 2001	March 2016

Total Office Properties	$56,567	28.9%

Industrial Properties:
Celestica California, Inc.	$2,501	1.3%	May 1998	May 2008
Qwest Communications Corporation	2,439	1.3	November 2000	October 2015
Mattel, Inc.	2,151	1.1	May 1990	Various	(7)
Packard Hughes Interconnect	1,710	0.9	January 1996	January 2006
NBTY Manufacturing, LLC	1,488	0.8	August 1998	July 2008
United Plastics Group, Inc.	1,231	0.6	September 1997	Various	(8)
Kraft Foods, Inc.	1,184	0.6	February 1996	February 2006
Targus, Inc.	1,059	0.5	December 1998	March 2009
Extron Electronics, Inc.	960	0.5	February 1995	Various	(9)
Ricoh Electronics	817	0.4	February 1998	February 2008

Total Industrial Properties	$15,540	8.0%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor.

(3)	The Boeing Satellite Systems, Inc. leases of 65,447, 286,151, 113,242 and 100,978 net rentable square feet expire October 2005, July 2007, March 2009 and January 2006, respectively. The Boeing Commercial Airplane Group lease of 211,139 net rentable square feet at SeaTac Office Center expires in December 2007. The Boeing Capital Corporation and Boeing Realty Corporation leases at Kilroy Airport Center, Long Beach of 43,636 and 10,725 net rentable square feet expire in September 2005 and August 2005, respectively. See additional discussion on The Boeing Company under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(4)	Annual base rental revenues for DirecTV, Inc. reflects the straight-line rent to be recorded under the terms of a new lease signed in December 2004.

(5)	The Diversa Corporation leases of 76,246 and 60,662 net rentable square feet expire in November 2015 and March 2017, respectively.

(6)	The Intuit, Inc. leases of 49,055, 212,214 and 2,957 net rentable square feet expire in July 2014, April 2007 and December 2005, respectively.

(7)	As of December 31, 2004, the Mattel, Inc. leases of 192,053 and 7,500 net rentable square feet were scheduled to expire in October 2005 and January 2005, respectively. In January 2005, the expiration date for the lease of 192,053 net rentable square feet was extended to October 2010.

(8)	The United Plastics Group, Inc. leases of 144,000 and 44,000 rentable square feet expire in December 2006 and January 2005, respectively.

(9)	The Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire in April 2005 and February 2005, respectively.

At December 31, 2004, the Company’s tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rent: services, 52.5%; manufacturing, 24.7%; finance, insurance and real estate, 14.8%; transportation, warehousing and public utilities, 2.9%; wholesale and retail trade, 2.5%; government, 1.3%; construction, 1.1%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of the Company’s tenants whose annual base rental revenues were less than 1.0% of the Company’s total annual base revenue at December 31, 2004:

Altour International, Inc.	Dowling & Yahnke, LLP	Nanogen, Inc.
Anacomp	Encore Media Corporation	NBTY Manufacturing, LLC
Aon Service Corporation	Epson America, Inc.	Northwest Airlines, Inc.
Arinc, Inc.	Equant Operations, Inc.	Southland Industries, Inc.
Bizrate.com	Graphic Resources Corporation	Turf Star, Inc.
Bodies in Motion	Harris Corporation	West Coast Dialysis, Inc.
Capital Products, Inc.	i2 Technologies US, Inc.	Western Federal Credit Union
Comstream Corporation	KB Home Coastal, Inc.
Cox PCS Assets, LLC	Morgan Sheet Metal, Inc.

Lease Expirations

The following table sets forth a summary of the Company’s lease expirations for the Office and Industrial Properties for each of the ten years beginning with 2005, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of the Company’s lease expirations under “Item 1: Business—Business Risks.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)		Percentage of Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (000’s)(3)	Average Annual Rent Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2005	54	576,077		8.1%	$11,731	$20.36
2006	57	695,593		9.7	15,647	22.49
2007	69	1,175,355		16.5	22,186	18.88
2008	45	778,663		10.9	14,539	18.67
2009	65	1,245,571		17.4	30,090	24.16
2010	23	503,284		7.1	13,344	26.51
2011	14	369,409		5.2	6,639	17.97
2012	9	412,334		5.8	12,559	30.46
2013	3	110,960		1.6	3,408	30.71
2014 and beyond	24	1,271,441		17.7	45,628	35.89

	363	7,138,687		100.0%	$175,771	$24.62

Industrial Properties:
2005	16	739,644		16.8	5,705	7.71
2006	12	494,461		11.3	4,179	8.45
2007	15	688,909		15.7	4,782	6.94
2008	9	860,407		19.6	6,026	7.00
2009	11	678,661		15.4	4,360	6.42
2010	2	39,130		0.9	340	8.69
2011	5	417,689		9.5	2,928	7.01
2012	2	148,403		3.4	805	5.42
2013	—	—		—	—	—
2014 and beyond	2	327,402		7.4	3,101	9.47

	74	4,394,706		100.0%	$32,226	$7.33

Total Portfolio	437	11,533,393	(4)	100.0%	$207,997	$18.03

(1)	Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Based on total leased square footage for the respective portfolios as of December 31, 2004.

(3)	Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before December 31, 2004.

(4)	Excludes space leased under month-to-month leases and vacant space at December 31, 2004.

Secured Debt

At December 31, 2004, the Operating Partnership had 14 outstanding mortgage loans, representing aggregate indebtedness of approximately $490 million, which were secured by certain of the Properties (the “Secured Obligations”). See Note 10 to the Company’s consolidated financial statements included with this report. Management believes that, as of December 31, 2004, the value of the properties securing the respective Secured Obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

In January 2005, the Company settled its previously disclosed litigation with EBC I, formerly known as eToys, Inc.

Other than routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any other legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2004 and 2003 as reported on the NYSE. On December 31, 2004, there were approximately 214 registered holders of the Company’s common stock.

2004	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$35.50	$31.68	$35.50	$0.4950
Second quarter	36.13	30.62	34.10	0.4950
Third quarter	38.47	34.08	38.03	0.4950
Fourth quarter	43.85	38.42	42.75	0.4950

2003	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$23.76	$20.74	$22.10	$0.4950
Second quarter	28.19	22.70	27.50	0.4950
Third quarter	29.38	27.14	28.55	0.4950
Fourth quarter	33.55	27.83	32.75	0.4950

The Company pays distributions to common stockholders quarterly each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on the Company’s FFO (as defined under “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measures: Funds From Operations.”), financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the Board of Directors deems relevant.

During 2004, the Company issued 165,171 shares of common stock in redemption of 165,171 common limited partnership units of the Operating Partnership by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the partnership units share in distributions with the common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:(1)
Rental income	$197,981	$178,842	$175,599	$171,007	$150,674
Tenant reimbursements	21,522	19,997	21,157	20,309	17,722
Other property income	1,896	23,998	2,672	6,570	1,625

Total revenues	221,399	222,837	199,428	197,886	170,021

Property expenses	35,018	31,835	28,847	27,500	20,756
Real estate taxes	16,811	15,457	14,835	14,278	13,383
Provision for bad debts	912	1,579	6,772	3,698	1,765
Ground leases	1,401	1,296	1,354	1,507	1,643
General and administrative expenses	34,021	20,095	12,902	11,692	10,535
Interest expense	37,647	33,385	35,380	41,024	38,205
Depreciation and amortization	58,422	55,206	57,860	49,531	38,857

Total expenses	184,232	158,853	157,950	149,230	125,144

Interest and other income	521	196	513	1,030	1,878
Interest income from related party					2,724
Equity in earnings from unconsolidated real estate					191

Total other income	521	196	513	1,030	4,793

Income from continuing operations before net gain on dispositions and minority interests	37,688	64,180	41,991	49,686	49,670
Net gain on dispositions of operating properties			896	4,714	11,256

Income from continuing operations before minority interests	37,688	64,180	42,887	54,400	60,926
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(9,579)	(13,163)	(13,500)	(13,500)	(13,500)
Original issuance costs of redeemed preferred units	(1,200)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(2,927)	(6,579)	(4,077)	(3,755)	(5,869)
Recognition of previously reserved Development LLC preferred return			3,908
Minority interest in earnings of Development LLCs			(1,024)	(3,701)	(421)

Total minority interests	(13,706)	(20,687)	(14,693)	(20,956)	(19,790)

Income from continuing operations	23,982	43,493	28,194	33,444	41,136
Discontinued operations:
Revenues from discontinued operations	2,386	6,882	14,456	14,999	14,189
Expenses from discontinued operations	(989)	(3,472)	(7,156)	(7,873)	(7,665)
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(862)	(933)	(1,752)	(747)	(814)

Total income from discontinued operations	5,957	6,119	12,118	6,379	5,710

Net income before cumulative effect of change in accounting principle	29,939	49,612	40,312	39,823	46,846
Cumulative effect of change in accounting principle				(1,392)

Net income	29,939	49,612	40,312	38,431	46,846
Preferred dividends	(3,553)	(349)

Net income available for common stockholders	$26,386	$49,263	$40,312	$38,431	$46,846

Share Data:
Weighted average shares outstanding—basic	28,244	27,527	27,450	27,167	26,599

Weighted average shares outstanding—diluted	28,422	27,738	27,722	27,373	26,755

Income from continuing operations per common share—basic	$0.85	$1.58	$1.03	$1.23	$1.55

Income from continuing operations per common share—diluted	$0.84	$1.57	$1.02	$1.22	$1.54

Net income per common share—basic	$0.93	$1.79	$1.47	$1.41	$1.76

Net income per common share—diluted	$0.93	$1.78	$1.45	$1.40	$1.75

Dividends declared per common share	$1.98	$1.98	$1.98	$1.92	$1.80

	Kilroy Realty Corporation Consolidated
	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$1,846,496	$1,726,286	$1,686,218	$1,600,994	$1,496,477
Total assets	1,599,215	1,512,635	1,506,602	1,457,229	1,455,368
Total debt	801,441	761,048	762,037	714,587	723,688
Total liabilities	912,534	839,468	846,901	799,055	787,209
Total minority interests	133,989	184,539	220,697	217,546	226,734
Total stockholders’ equity	552,692	488,628	439,004	440,628	441,425

Other Data:
Funds From Operations(2)	$81,886	$108,881	$97,940	$91,558	$83,471

Cash flows from:
Operating activities	108,044	95,946	100,262	111,523	74,009
Investing activities	(129,186)	(50,839)	(68,439)	(78,847)	(117,731)
Financing activities	16,103	(50,992)	(32,533)	(33,789)	35,206

Office Properties:
Rentable square footage	7,674,424	7,316,187	7,447,605	7,225,448	6,624,423
Occupancy	94.0%	87.6%	91.1%	93.9%	96.2%

Industrial Properties:
Rentable square footage	4,602,605	4,878,603	4,880,963	5,085,945	5,807,555
Occupancy	95.5%	94.5%	97.7%	98.5%	97.8%

(1)	Certain line items within the Statements of Operations Data do not equal the amounts reported on the Company’s annual reports filed in previous years on Form 10-K. The variance is a result of the reclassification of the net income and net gain on the disposition of operating properties sold subsequent to December 31, 2001 to discontinued operations in accordance with SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (see Note 21 in the Company’s consolidated financial statements). In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2)	Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, the Company’s FFO may not be comparable to other REITs.

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

Non-cash adjustments to arrive at FFO were as follows: in all periods, minority interest in earnings of the operating partnership, depreciation and amortization and net gain (loss) from dispositions of operating properties; in 2001 and 2000, non-cash amortization of restricted stock grants; and in 2001, cumulative effect of change in accounting principle. For additional information, see “Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of the Company’s GAAP net income available to common stockholders to FFO for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in “Item 1—Business” and under the caption “Factors That May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 87.7% and 87.2% general partnership interest in the Operating Partnership as of December 31, 2004 and 2003, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting estimates, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. For a summary of all the Company’s significant accounting policies see note 2 to the Company’s consolidated financial statements included elsewhere in this report.

Property Acquisitions—In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses.

Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information.

The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. The amount allocated to acquired in-place leases is included in deferred leasing costs and other related intangible assets in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets or other liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.

Revenue recognition.    In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

Allowances for uncollectible current tenant receivables and deferred rent receivables.    Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances requires significant judgments and estimates.

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

Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, management’s determination of the adequacy of the allowance for deferred rent receivables is based primarily on historical loss experience. Management evaluates the allowance for deferred rent receivables using a specific identification methodology for the Company’s significant tenants assessing the tenants’ financial condition and their ability to meet their lease obligations. In addition, the allowance includes a reserve based upon the Company’s historical experience and current and anticipated future economic conditions that is not associated with any specific tenant.

Management’s estimate for the required allowances is reevaluated quarterly as economic and market conditions and the creditworthiness of the Company’s tenants change. During the fourth quarter of 2003 and the year ended December 31, 2004, the Company’s accounts receivable aging and collection of outstanding tenant receivables improved, and as a result, the Company decreased its provision for bad debt. No assurance can be given that this trend will continue in 2005. For the years ended December 31, 2004, 2003 and 2002 the Company recorded a provision for bad debts and deferred rent of approximately 0.4%, 0.8%, and 3.4% of recurring revenue. Of the provision of 3.4% recorded for the year ended December 31, 2002, approximately 1.8% related specifically to reserves recorded for receivables from Peregrine Systems, Inc. (“Peregrine”). Peregrine, the Company’s second largest tenant at December 31, 2002, had filed for bankruptcy in September 2002. The Company’s reserve levels will fluctuate based on the economy and/or if the Company experiences an increased or decreased incidence of bad debts. If the Company experiences increased levels of bad debt expense or if the Company experiences write-offs in excess of its allowances, the Company’s financial position, revenues and results of operations would be adversely affected.

Evaluation of asset impairment.    Operating properties are carried at the lower of historical cost less accumulated depreciation or estimated fair value. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. The Company evaluates an operating property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows and the estimation of a property’s fair value are inherently uncertain and rely on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. The Company’s estimate of future cash flows are subject to revision if management’s assessment of market conditions or intent to hold the property changes.

In the first quarter 2004, the Company reclassified one of its office properties as held for sale and recorded a $0.7 million impairment loss to reflect the property on the balance sheet at its estimated fair market value less selling costs. The Company subsequently sold the property in May 2004. The Company did not record any impairment losses during the years ended December 31, 2003 or 2002. If the Company determines it is necessary to recognize a material impairment loss the Company’s financial position, and results of operations may be adversely affected.

Depreciable lives of leasing costs.    The Company incurs certain capital costs in connection with leasing its properties. These leasing costs primarily include lease commissions and tenant improvements. Leasing costs are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the estimated remaining term of the associated lease, ranging from one to 15 years. Management reevaluates the remaining useful life of these costs as the creditworthiness of the Company’s tenants and economic and market conditions change. If management determines that the estimated remaining life of the respective lease has changed, the Company adjusts the amortization period and, accordingly, the depreciation expense recorded each period may fluctuate. If the Company experiences increased levels of amortization or depreciation expense due to decreases in the estimated useful lives of leasing costs, the Company’s financial position, and results of operations may be adversely affected.

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

Rental rates.    For leases that commenced during the year ended December 31, 2004, the change in rental rate was a decrease of 6.9% on a GAAP basis, and a decrease of 9.2% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. The decrease in rental rates on a GAAP basis was primarily due to two leases the Company renewed during 2004. The first was a renewal with The Boeing Company which was signed during the second quarter of 2004 with a decrease in rental rate of 25% on both a GAAP and cash basis. See additional discussion of The Boeing Company under “—Recent information regarding significant tenants.” The second lease was with DirecTV and was signed during the fourth quarter of 2004 with a decrease in rental rate of 15% on a GAAP basis. Although the renewals with The Boeing Company and DirecTV resulted in a reduction in rental rates, both leases were extended by three years. Excluding these two leases, the change in rental rates on a GAAP basis would have been an increase of 7.3% for the year ended December 31, 2004. The change in rental rates on a cash basis would have been a decrease of 4.0%. Management believes that the average rental rates for its Properties are approximately at the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 667,800 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 11.4% and 10.3% of the leased square footage of the Company’s stabilized portfolio are scheduled to expire during 2005 and 2006, respectively. The leases scheduled to expire in 2005 and the leases scheduled to expire in 2006 represent approximately 1.3 million square feet of office space, or 13.2% of the Company’s total annualized base rent, and 1.2 million square feet of industrial space, or 4.8% of the Company’s total annualized base rent, respectively. The Company has either renewed or re-leased approximately 626,400, or 48%, of the net rentable square feet scheduled to expire in 2005 as of the date of this report. Management believes that the average rental rates for leases scheduled to expire during 2005 are approximately at the current average quoted market rates. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Submarket Information

Los Angeles County.    There have been modest signs of improvement in market conditions in the overall Los Angeles County region during the last year and a half based on third-party reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. Most notable have been the improvements seen in the West Los Angeles and Long Beach submarkets. Conversely, the El Segundo submarket remains the Company’s most significant leasing challenge as management continues to see only mild signs of improvement in this region. At December 31, 2004, the Company’s Los Angeles stabilized office portfolio was 91% occupied with approximately 257,100 vacant rentable square feet as compared to 83% occupied with approximately 563,200 vacant rentable square feet at December 31, 2003. As of December 31, 2004, leases representing an aggregate of approximately 134,300 and 367,500 rentable square feet are scheduled to expire during 2005 and 2006, respectively, in this region.

The Los Angeles stabilized portfolio includes two office buildings that were developed by the Company, encompassing approximately 284,300 rentable square feet. These buildings were previously in the lease-up phase and were added to the stabilized portfolio during 2003, since one year had passed following substantial completion. One of the buildings is located in West Los Angeles. This building encompasses approximately 151,000 rentable square feet and was 69% occupied as of December 31, 2004. As of December 31, 2004, the Company had executed leases for 95% of the rentable square feet at this building compared to 61% as of December 31, 2003.

The other stabilized office building is located in a two-building complex in the El Segundo submarket. This building encompasses approximately 133,300 rentable square feet and was approximately 37% occupied as of December 31, 2004. The Company had executed leases or letters of intent for 56% of the rentable square feet at this building as of December 31, 2004, compared to 31% as of December 31, 2003. Within the same complex in El Segundo, the Company had one office redevelopment project encompassing approximately 241,600 rentable square feet. This project was in the lease-up phase and was 19% leased as of December 31, 2004.

San Diego County.    San Diego County remains the strongest market in Southern California real estate based on reports of positive absorption, increased rental rates and growing tenant demand. As of December 31, 2004, the Company’s San Diego stabilized office portfolio was 97% occupied with approximately 102,300 vacant rentable square feet. This includes one office development project, encompassing approximately 208,500 rentable square feet, that was previously in the lease-up phase and added to the stabilized portfolio during the third quarter of 2004. As of December 31, 2004, this building was 100% occupied. In January 2004, the Company completed the redevelopment of one office building encompassing approximately 68,000 rentable square feet. The Company also commenced construction on the third phase of a development project in July 2004, which will encompass an aggregate of approximately 103,000 rentable square feet. These development and redevelopment projects were not leased as of December 31, 2004. Further, leases representing an aggregate of approximately 274,800 and 210,200 rentable square feet were scheduled to expire during 2005 and 2006, respectively, in this region. Of the 274,800 rentable square feet scheduled to expire in 2005, approximately 72,600, or 26%, has either been renewed or re-leased as of the date of this report. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs” below.

Orange County.    As of December 31, 2004, the Company’s Orange County properties were 99% occupied with approximately 35,200 vacant rentable square feet. As of December 31, 2004, leases representing an aggregate of approximately 620,400 and 399,400 rentable square feet were scheduled to expire during 2005 and 2006, respectively, in this region. Of the 620,400 rentable square feet scheduled to expire in 2005, approximately 383,300, or 55% has either been renewed or re-leased as of the date of this report.

Sublease space.    Of the Company’s leased space at December 31, 2004, approximately 435,200 rentable square feet, or 3.5%, of the square footage in the Company’s stabilized portfolio was available for sublease, as compared to 760,200 rentable square feet, or 6.2% at December 31, 2003. Of the 3.5% of available sublease space in the Company’s stabilized portfolio as of December 31, 2004, approximately 3.0% was vacant space and the remaining 0.5% was occupied. Of the approximately 435,200 rentable square feet available for sublease at December 31, 2004, approximately 48,500 and 2,500 rentable square feet represents leases scheduled to expire during 2005 and 2006, respectively.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent information regarding significant tenants—The Boeing Company.    As of December 31, 2004, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 831,300 rentable square feet of office space under seven separate leases, representing approximately 6.2% of the Company’s total annual base rental revenues. In April 2004, the Boeing Company renewed one lease for a building located in El Segundo, encompassing approximately 286,200 rentable square feet, which was scheduled to expire in July 2004. Under the terms of the amended lease, the rental rate decreased 25% on a cash and GAAP basis and the lease is now scheduled to expire in July 2007. One lease encompassing approximately 211,100 rental square feet is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease on December 31, 2006. The other five leases are scheduled to expire at various dates between August 2005 and March 2009. See discussion regarding the Company’s third largest office tenant, Direct TV, Inc., under “—Rental rates.”

Development and redevelopment programs.    Management believes that a portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. During 2003 and 2002, the Company scaled back its development activity as result of the economic environment and its impact on the Company’s ability to lease projects within budgeted timeframes. However, as San Diego County remains the strongest market in Southern California, the Company commenced construction in July 2004 on the third phase of its Innovation Corporate Center, which is located in the San Diego County I-15 Corridor submarket. The first two phases of the development project are 100% leased and encompass an aggregate of approximately 289,000 rentable square feet. The third phase will include two office buildings and will encompass an aggregate of approximately 103,000 rentable square feet and has a total estimated investment of approximately $23.0 million. The Company does not have any lease commitments for these buildings as of the date of this report. However, tenant demand in this submarket is currently strong, and management believes the prospects of leasing the project are also strong.

The Company also owns approximately 56.8 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 1.2 million rentable square feet of office space within the next three to five years. All of the Company’s undeveloped land is located in San Diego County. See additional information regarding the Company’s development portfolio under the caption “Development and Redevelopment” in this report.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s redevelopment portfolio includes one life science conversion project in North San Diego County and another project in which the Company performed extensive interior refurbishments at an office building in El Segundo that had been occupied by a single tenant for approximately 30 years. These projects, which encompass approximately 309,600 rentable square feet, were completed in 2004 and are expected to be added to the stabilized portfolio in the first and third quarters of 2005. As of December 31, 2004, the property in El Segundo was 19% leased and the property in North San Diego County had not been leased. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 94.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002, approximately 11% during 2003 and approximately 12% during 2004. As of the date of this report, the Company had not experienced any material negative effects arising from either of these issues.

Incentive Compensation.    The Company has long-term incentive compensation programs that provide for cash and stock compensation to be earned by the Company’s senior officers if the Company attains certain performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. As a result, accrued incentive compensation in future periods is affected by the closing price per share of the Company’s common stock at the end of each quarter. Future increases or decreases in the price per share of the Company’s common stock and the resultant cumulative annualized shareholder return calculations will cause an increase or decrease to general and administrative expenses and a corresponding decrease or increase to net income available to common shareholders. Under the absolute component of a special long-term plan for the Company’s executive officers, every $1 change in the Company’s stock price equates to an approximate $1.7 million change in the total amount payable at the end of the three-year term of the plan (see Note 15 to the Company’s consolidated financial statements for further discussion about the program). Management cannot predict the amounts that will be ultimately recorded in future periods related to these programs since they are significantly influenced by the Company’s stock price and market conditions.

Results of Operations

As of December 31, 2004, the Company’s stabilized portfolio was comprised of 84 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.7 million rentable square feet, and 49 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.6 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Company’s Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of December 31, 2004, the Office and Industrial Properties represented approximately 84% and 16%, respectively, of the Company’s annualized base rent. For the year ended December 31, 2004, average occupancy in the Company’s stabilized portfolio was 92% compared to 91% for the year ended December 31, 2003. As of December 31, 2004, the Company had approximately 667,810 square feet of vacant space in its stabilized portfolio compared to 1,177,458 square feet as of December 31, 2003.

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from December 31, 2003 to December 31, 2004. Rentable square footage in the Company’s portfolio of stabilized properties increased by an aggregate of approximately 0.1 million rentable square feet, or 0.7%, to 12.3 million rentable square feet at December 31, 2004, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2003	82	7,316,187	50	4,878,603	132	12,194,790
Acquisitions	2	281,830			2	281,830
Properties added from the Development Portfolio	1	208,464			1	208,464
Dispositions(1)	(1)	(125,020)	(1)	(277,037)	(2)	(402,057)
Remeasurement		(7,037)		1,039		(5,998)

Total at December 31, 2004	84	7,674,424	49	4,602,605	133	12,277,029

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The

Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 20 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common shareholders for the years ended December 31, 2004 and 2003.

	Year Ended December 31,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined
Office Properties	$136,590	$141,548	$(4,958)	(3.5)%
Industrial Properties	30,667	31,122	(455)	(1.5)

Total portfolio	167,257	172,670	(5,413)	(3.1)

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	167,257	172,670	(5,413)	(3.1)
Other expenses:
General and administrative expenses	34,021	20,095	13,926	69.3
Interest expense	37,647	33,385	4,262	12.8
Depreciation and amortization	58,422	55,206	3,216	5.8
Other income	521	196	325	165.8

Income from continuing operations before minority interest	37,688	64,180	(26,492)	(41.3)
Minority interests attributable to continuing operations	(13,706)	(20,687)	6,981	(33.7)
Income from discontinued operations	5,957	6,119	(162)	(2.6)

Net income	29,939	49,612	(19,673)	(39.7)
Preferred dividends	(3,553)	(349)	(3,204)	918.1

Net Income available to common stockholders	$26,386	$49,263	$(22,877)	(46.4)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the year ended December 31, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$165,659	$145,949	$19,710	13.5%	$143,612	$133,918	$9,694	7.2%
Tenant reimbursements	17,875	16,385	1,490	9.1	16,871	15,767	1,104	7.0
Other property income	1,191	23,849	(22,658)	(95.0)	1,162	19,580	(18,418)	(94.1)

Total	184,725	186,183	(1,458)	(0.8)	161,645	169,265	(7,620)	(4.5)

Property and related expenses:
Property expenses	32,161	29,390	2,771	9.4	28,312	27,513	799	2.9
Real estate taxes	13,739	12,641	1,098	8.7	11,580	11,666	(86)	(0.7)
Provision for bad debts	834	1,308	(474)	(36.2)	517	1,551	(1,034)	(66.7)
Ground leases	1,401	1,296	105	8.1	1,329	1,282	47	3.7

Total	48,135	44,635	3,500	7.8	41,738	42,012	(274)	(0.7)

Net Operating Income	$136,590	$141,548	$(4,958)	(3.5)%	$119,907	$127,253	$(7,346)	(5.8)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at December 31, 2004.

Total revenues from Office Properties decreased $1.5 million, or 0.8%, to $184.7 million for the year ended December 31, 2004 compared to $186.2 million for the year ended December 31, 2003. Rental income from Office Properties increased $19.7 million, or 13.5%, to $165.7 million for the year ended December 31, 2004 compared to $146.0 million for the year ended December 31, 2003. Rental income generated by the Core Office Portfolio increased $9.7 million, or 7.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.9% to 93.6% for the year ended December 31, 2004 compared to 89.7% for the same period in 2003. The remaining $10.0 million increase for the Office Properties was attributable to a $10.1 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $0.1 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $1.5 million, or 9.1%, to $17.9 million for the year ended December 31, 2004 compared to $16.4 million for the year ended December 31, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $1.1 million, or 7.0%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily attributable to the increase in occupancy in this Portfolio, as noted above. The remaining increase in tenant reimbursements is attributable to an increase of $0.6 million in the Office Development Properties partially offset by a decrease of $0.2 million in the Office Redevelopment Properties. Other property income from Office Properties decreased approximately $22.7 million to $1.2 million for the year ended December 31, 2004 compared to $23.9 million for the year ended December 31, 2003. Other property income for the year ended December 31, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine Systems Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received an initial payment of $18.3 million from Peregrine in 2003 and $750,000 in 2004. The Company is scheduled to receive three additional payments of approximately $750,000 each to be paid annually over the next three years. The future payments were recorded at their net present value which was approximately $2.6 million as of the date of the settlement. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at December 31, 2003 through the provision for bad debts. Other property income for the year ended December 31, 2003 also included a $4.3 million lease termination fee resulting from the early termination of leases at a building in San Diego, California. Other property income for the year ended December 31, 2004 included $1.9 million of other income related to a lease termination in 2001. The $1.9 million had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved. This income was partially offset by a $1.8 million charge related to the settlement of outstanding litigation. The remaining balance in other property income for the year ended December 31, 2004 is mainly comprised of lease termination fees.

Total expenses from Office Properties increased $3.5 million, or 7.8%, to $48.1 million for the year ended December 31, 2004 compared to $44.6 million for the year ended December 31, 2003. Property expenses from Office Properties increased $2.8 million, or 9.4%, to $32.2 million for the year ended December 31, 2004 compared to $29.4 million for the year ended December 31, 2003. An increase of $0.8 million, or 2.9%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, utilities and janitorial and other contract services due to the increase in occupancy. The remaining $2.0 million increase in property expenses is attributable to the Office Development Properties due to an increase in variable operating expenses related to the increase in occupancy in this portfolio. Real estate taxes increased $1.1 million, or 8.7%, to $13.7 million for the year ended December 31, 2004 as compared to $12.6 million for the same period in 2003. Real estate taxes for the Core Office Portfolio decreased $0.1 million, or 0.7%, to $11.6 million for the year ended December 31, 2004 as compared to $11.7 million for the same period in 2003. The remaining increase of $1.2 million in property taxes was attributable to a $1.0 million increase in the Office Development Properties and a $0.2 million increase in the Office Redevelopment Properties. The provision for bad debts decreased $0.5 million, or 36.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease was primarily due to a change in the provision related to the Company’s leases with Peregrine and a general improvement in the Company’s accounts receivable aging. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense increased $0.1 million, or 8.1%, for the year ended December 31, 2004 compared to the same period in 2003.

Net Operating Income from Office Properties decreased $5.0 million, or 3.5%, to $136.6 million for the year ended December 31, 2004 compared to $141.6 million for the year ended December 31, 2003. Of this decrease, $7.3 million was attributable to the Core Office Portfolio and $5.4 million was attributable to the Office Redevelopment Properties, which was partially offset by an increase of $7.7 million attributable to the Office Development Properties. The overall decrease in Net Operating Income is primarily due to the significant lease termination fees received during 2003 related to the Peregrine settlement and another early lease termination.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$32,322	$32,893	$(571)	(1.7)%
Tenant reimbursements	3,647	3,612	35	1.0
Other property income	705	149	556	373.2

Total	36,674	36,654	20	0.1

Property and related expenses:
Property expenses	2,857	2,445	412	16.9
Real estate taxes	3,072	2,816	256	9.1
Provision for bad debts	78	271	(193)	(71.2)

Total	6,007	5,532	475	8.6

Net Operating Income	$30,667	$31,122	$(455)	(1.5)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at December 31, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at December 31, 2004.

Total revenues from Industrial Properties remained consistent at $36.7 million for the year ended December 31, 2004 as compared to the same period in 2003. Rental income from Industrial Properties decreased $0.6 million, or 1.7%, to $32.3 million for the year ended December 31, 2004 compared to $32.9 million for the year ended December 31, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 1.8% to 94.4% for the year ended December 31, 2004 compared to 96.2% for the year ended December 31, 2003.

Tenant reimbursements from Industrial Properties remained consistent at approximately $3.6 million during the year ended December 31, 2004 compared to the year ended December 31, 2003. Other property income from Industrial Properties increased $0.6 million, or 373.2%, to $0.7 million for the year ended December 31, 2004 compared to $0.1 million for the year ended December 31, 2003. This increase is primarily attributable to a $0.5 million lease termination fee the Company recorded in 2004 resulting from an early lease termination at a building in El Segundo.

Total expenses from Industrial Properties increased $0.5 million, or 8.6%, to $6.0 million for the year ended December 31, 2004 compared to $5.5 million for the year ended December 31, 2003. Property expenses from Industrial Properties increased by $0.4 million, or 16.9%, to $2.9 million for the year ended December 31, 2004 compared to $2.5 million for the year ended December 31, 2003. This increase was primarily attributable to an increase in repairs and maintenance costs for the year ended December 31, 2004 compared to the same period in 2003. Real estate taxes for the Industrial Properties increased $0.3 million, or 9.1%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily due to refunds received during the year ended December 31, 2003 for real estate taxes that were successfully appealed by the Company. The provision for bad debts decreased $0.2 million, or 71.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. During the year ended December 31, 2004 the Company’s reserve requirement decreased due to the collection of previously reserved receivables. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $0.5 million, or 1.5%, to $30.6 million for the year ended December 31, 2004 compared to $31.1 million for the year ended December 31, 2003.

Non-Property Related Income and Expenses

Interest and other income increased $0.3 million, or 165.8%, to $0.5 million for the year ended December 31, 2004 compared to $0.2 million for the year ended December 31, 2003. This increase was primarily due to a $0.1 million net realized gain from the sale of stock that the Company received in satisfaction of a creditor’s claim under a lease that was terminated early (see Note 19 to the Company’s consolidated financial statements). Additionally, during the year ended December 31, 2004, the Company recorded $0.1 million in non-recurring interest earned in connection with the reimbursement of prior year supplemental property taxes.

General and administrative expenses increased $13.9 million, or 69.3%, to $34.0 million for the year ended December 31, 2004 compared to $20.1 million for the year ended December 31, 2003. The increase is primarily due to a $13.3 million increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns (see Note 15 to the Company’s consolidated financial statements for further discussion about the program). Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the Company’s quoted closing stock price at the end of each period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The closing price per share for the Company’s common stock as of December 31, 2004 was $42.75 as compared to $32.75 as of December 31, 2003. The amounts recorded in future periods related to this plan will increase or decrease as the Company’s quoted price per share of the Company’s common stock at the end of each period increases or decreases.

Net interest expense increased $4.2 million, or 12.8%, to $37.6 million for the year ended December 31, 2004 compared to $33.4 million for the year ended December 31, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $1.0 million, or 2.2% to $46.2 million for the year ended December 31, 2004 from $45.2 million for the year ended December 31, 2003. Total capitalized interest and loan fees decreased $3.2 million, or 27.1% to $8.6 million for the year ended December 31, 2004 from $11.8 million for the year ended December 31, 2003, primarily due to lower average balances eligible for capitalization during the year ended December 31, 2004 as compared to December 31, 2003.

Depreciation and amortization increased $3.2 million, or 5.8%, to $58.4 million for the year ended December 31, 2004 compared to $55.2 million for the year ended December 31, 2003. An increase of $3.4 million was attributable to the Office Development Properties, and an increase of $0.6 million was attributable to the Core Office Portfolio which was partially offset by a decrease of $0.8 million related to the Office Redevelopment Properties taken out of service in 2003.

Income from Continuing Operations

Income from continuing operations before minority interests decreased $26.5 million, or 41.3%, to $37.7 million for the year ended December 31, 2004 compared to $64.2 million for the year ended December 31, 2003. The decrease was primarily due to the decrease in Net Operating Income from the Office Properties due to the 2003 Peregrine settlement and due to the increase in general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common shareholders for the years ended December 31, 2003 and 2002.

	Year Ended December 31,		Dollar Change	Percentage Change
	2003	2002
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$141,548	$116,876	$24,672	21.1%
Industrial Properties	31,122	30,744	378	1.2

Total portfolio	172,670	147,620	25,050	17.0

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	172,670	147,620	25,050	17.0
Other expenses:
General and administrative expenses	20,095	12,902	7,193	55.8
Interest expense	33,385	35,380	(1,995)	(5.6)
Depreciation and amortization	55,206	57,860	(2,654)	(4.6)
Other income	196	513	(317)	(61.8)

Income from continuing operations before net gain on dispositions and minority interests	64,180	41,991	22,189	52.8
Net gain on disposition of operating properties(1)		896	(896)	(100.0)

Income from continuing operations before minority interest	64,180	42,887	21,293	49.6%
Minority interests	(20,687)	(14,693)	(5,994)	40.8
Income from discontinued operations	6,119	12,118	(5,999)	(49.5)

Net income	49,612	40,312	9,300	23.1
Preferred dividends	(349)		(349)	(100.0)

Net Income available to common stockholders	$49,263	$40,312	$8,951	22.2%

(1)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain litigation associated was resolved in the second quarter of 2002.

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations, for the Office Properties and for the Industrial Properties for the years ended December 31, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$145,949	$141,852	$4,097	2.9%	$124,593	$127,156	$(2,563)	(2.0)%
Tenant reimbursements	16,385	17,524	(1,139)	(6.5)	14,806	14,767	39	0.3
Other property income	23,849	2,583	21,266	823.3	19,581	2,477	17,104	690.5

Total	186,183	161,959	24,224	15.0	158,980	144,400	14,580	10.1

Property and related expenses:
Property expenses	29,390	26,049	3,341	12.8	26,932	23,533	3,399	14.4
Real estate taxes	12,641	11,921	720	6.0	10,730	10,668	62	0.6
Provision for bad debts	1,308	5,759	(4,451)	(77.3)	202	5,499	(5,297)	(96.3)
Ground leases	1,296	1,354	(58)	(4.3)	1,282	1,334	(52)	(3.9)

Total	44,635	45,083	(448)	(1.0)	39,146	41,034	(1,888)	(4.6)

Net Operating Income	$141,548	$116,876	$24,672	21.1%	$119,834	$103,366	$16,468	15.9%

(1)	Stabilized office properties owned at January 1, 2002 and still owned at December 31, 2004.

Total revenues from Office Properties increased $24.2 million, or 15.0%, to $186.2 million for the year ended December 31, 2003 compared to $162.0 million for the year ended December 31, 2002. Rental income from Office Properties increased $4.1 million, or 2.9%, to $146.0 million for the year ended December 31, 2003 compared to $141.9 million for the year ended December 31, 2002. This increase was primarily attributable to an increase of $10.9 million in rental income generated by the office properties developed and redeveloped by the Company in 2003 and 2002 (the “Office Development Properties”), offset by a decrease of $2.6 million, or 2.0% related to the Core Office Portfolio, and a decrease of $4.2 million in rental income attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2003 (“Office Redevelopment Properties”). The decrease in the Core Office Portfolio was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio declined 1.3% to 89.4% for the year ended December 31, 2003 as compared to 90.7% for the year ended December 31, 2002.

Tenant reimbursements from Office Properties decreased $1.1 million, or 6.5%, to $16.4 million for the year ended December 31, 2003 compared to $17.5 million for the year ended December 31, 2002. A decrease of $1.4 million attributable to the Office Redevelopment Properties was partially offset by an increase of $0.3 million attributable to the Office Development Properties. Tenant reimbursements generated by the Core Office Portfolio remained consistent at $14.8 million for the year ended December 31, 2003 compared to the same period in 2002. Other property income from Office Properties increased $21.3 million, or 823.3%, to $23.9 million for the year ended December 31, 2003 compared to $2.6 million for the year ended December 31, 2002. Other property income for the year ended December 31, 2003, included an $18.0 million lease termination fee related to a settlement with Peregrine Systems, Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million in 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at December 31, 2003 through the provision for bad debts. Also during the year ended December 31, 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of leases at a building in San Diego. The remaining amounts in other property income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses for Office Properties decreased $0.5 million, or 1.0%, to $44.6 million for the year ended December 31, 2003 compared to $45.1 million for the year ended December 31, 2002. Property expenses from Office Properties increased $3.3 million, or 12.8%, to $29.4 million for the year ended December 31, 2003 compared to $26.1 million for the year ended December 31, 2002. This increase was primarily attributable to higher repairs and maintenance in the Core Office Portfolio, which was due to non-recurring expenditures at one complex of buildings. Real estate taxes increased $0.7 million, or 6.0%, to $12.6 million for the year ended December 31, 2003 as compared to $11.9 million for the year ended December 31, 2002. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 0.6%, for the year ended December 31, 2003 compared to the same period in 2002. Of the remaining increase of $0.6 million in real estate taxes, an increase of $1.2 million attributable to the Office Development Properties was partially offset by a decrease of $0.6, million attributable to the Office Redevelopment Properties. The provision for bad debts decreased $4.5 million, or 77.3%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease was primarily due to a change in the provision related to the Company’s leases with Peregrine. For the year ended December 31, 2003, the Company recorded a provision of approximately $2.6 million related to the future settlement payments to be received from Peregrine, and reversed a provision for bad debts and unbilled deferred rents receivable of approximately $3.1 million related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. During 2002, the Company recorded a provision for bad debts and unbilled deferred rents receivable of approximately $3.8 million specifically related to receivables from Peregrine. The remaining decrease is due to an improvement in the Company’s accounts receivable aging and collections of outstanding tenant receivables during 2003. The Company evaluates its reserve for unbilled deferred rent and tenant receivables on a quarterly basis. Ground lease expense remained consistent for the year ended December 31, 2003 compared to the same period in 2002.

Net Operating Income from Office Properties increased $24.7 million, or 21.1%, to $141.6 million for the year ended December 31, 2003 compared to $116.9 million for the year ended December 31, 2002. An increase of $16.5 million was attributable to the Core Office Portfolio which was primarily due to the Peregrine lease termination fee. The remaining increase of $8.2 million was primarily attributable to the Office Development Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$32,893	$33,747	$(854)	(2.5)%	$32,261	$33,452	$(1,191)	(3.6)%
Tenant reimbursements	3,612	3,633	(21)	(0.6)	3,582	3,603	(21)	(0.6)
Other property income	149	89	60	67.4	149	89	60	67.4

Total	36,654	37,469	(815)	(2.2)	35,992	37,144	(1,152)	(3.1)

Property and related expenses:
Property expenses	2,445	2,798	(353)	(12.6)	2,421	2,798	(377)	(13.5)
Real estate taxes	2,816	2,914	(98)	(3.4)	2,736	2,878	(142)	(4.9)
Provision for bad debts	271	1,013	(742)	(73.2)	248	1,010	(762)	(75.4)

Total	5,532	6,725	(1,193)	(17.7)	5,405	6,686	(1,281)	(19.2)

Net Operating Income	$31,122	$30,744	$378	1.2%	$30,587	$30,458	$129	0.4%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at December 31, 2004.

Total revenues from Industrial Properties decreased $0.8 million, or 2.2%, to $36.7 million for the year ended December 31, 2003 compared to $37.5 million for the year ended December 31, 2002. Rental income from Industrial Properties decreased $0.9 million, or 2.5%, to $32.9 million for the year ended December 31, 2003 compared to $33.8 million for the year ended December 31, 2002. Rental income generated by the Core Industrial Portfolio decreased $1.2 million, or 3.6%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy decreased 1.3% to 96.2% for the year ended December 31, 2003 compared to 97.5% for the year ended December 31, 2002. The net decrease in rental income from the Core Industrial Portfolio was partially offset by an increase of $0.3 million from the one property acquired during 2002 (“Industrial Acquisition”).

Tenant reimbursements from Industrial Properties remained consistent for the year ended December 31, 2003 compared to the year ended December 31, 2002. Other property income from Industrial Properties increased $0.1 million for the year ended December 31, 2003 which was attributable to lease terminations fees in the Core Industrial Portfolio. Other income for both periods is primarily comprised of lease termination fees and tenant late charges.

Total expenses from Industrial Properties decreased $1.2 million, or 17.7%, to $5.5 million for the year ended December 31, 2003 compared to $6.7 million for the year ended December 31, 2002. Property expenses from Industrial Properties decreased $0.4 million, or 12.6%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily attributable to lower repairs and maintenance costs in the Core Industrial Portfolio for the year ended December 31, 2003 compared to the same period in 2002. Real estate taxes decreased $0.1 million, or 3.4%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was attributable to the refunds received for real estate taxes successfully appealed by the Company in 2003 at buildings in the Core Industrial Portfolio. The provision for bad debts decreased $0.7 million, or 73.2%, for the year ended December 31, 2003 compared to the same period in 2002. During the year ended December 31, 2003, the Company decreased its reserve for bad debts and unbilled deferred rent specifically related to the Company’s watchlist tenants due to improvement in the collection of tenant receivables. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, from Industrial Properties increased $0.4 million, or 1.2%, for the year ended December 31 2003 compared to the year ended December 31, 2002. Net operating income for the Core Industrial Portfolio increased $0.1 million, or 0.4%, for the year ended December 31, 2003 compared to the same period in 2002 and an increase of $0.2 million was generated by the Industrial Acquisition.

Non-Property Related Income and Expenses

Interest income decreased $0.3 million, or 61.8%, to $0.2 million for the year ended December 31, 2003 compared to $0.5 million for the year ended December 31, 2002. This decrease was primarily attributable to a general decrease in interest rates.

General and administrative expenses increased $7.2 million, or 55.8%, to $20.1 million for the year ended December 31, 2003 compared to $12.9 million for the year ended December 31, 2002. This increase was primarily due to a $7.1 million increase in accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns. (See note 15 to the Company’s consolidated financial statements for further discussion about the program.) Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the Company’s quoted closing stock price at the end of each period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The closing price per share for the Company’s common stock as of December 31, 2003 was $32.75 as compared to the initial stock price of $21.19 at plan inception. The amounts recorded in future periods related to this plan will increase or decrease as the Company’s quoted price per share of the Company’s common stock at the end of the period increases or decreases.

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

Net interest expense decreased $2.0 million, or 5.6%, to $33.4 million for the year ended December 31, 2003 compared to $35.4 million for the year ended December 31, 2002. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, decreased $4.2 million, or 8.6%, to $45.2 million for the year ended December 31, 2003 from $49.4 million for the year ended December 31, 2002, due to an overall decrease in the Company’s weighted average annual borrowing rates. Throughout 2002, the Company’s weighted average interest rate decreased from 6.8% at December 31, 2001 to 5.3% at December 31, 2002. In contrast, the Company’s weighted average interest rate remained relatively consistent throughout 2003. The Company’s weighted average interest rate was 5.3% at both January 1, 2003 and December 31, 2003. Total capitalized interest and loan fees decreased $2.2 million, or 15.9% to $11.8 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002, primarily due to lower average balances eligible for capitalization during the year ended December 31, 2003 as compared to December 31, 2002.

Depreciation and amortization decreased $2.7 million, or 4.6%, to $55.2 million for the year ended December 31, 2003 compared to $57.9 million for the year ended December 31, 2002. During the year ended December 31, 2002 the Company recorded accelerated depreciation and amortization charges of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine. The Company did not record a similar charge in 2003. This decrease was partially offset by an increase attributable to the development properties completed and stabilized since December 31, 2002.

Income from Continuing Operations

Income from continuing operations before net gains on dispositions and minority interests increased $22.2 million, or 52.8%, to $64.2 million for the year ended December 31, 2003 compared to $42.0 million for the year ended December 31, 2002. The increase was primarily due to the increase in Net Operating Income from the Office Properties of $24.7 million.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office and Industrial Properties at December 31, 2004:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles	26	2,872,925	91.1%
Orange County	7	387,327	97.4
San Diego	43	3,535,212	97.1
Other	8	878,960	89.7

	84	7,674,424	94.0%

Industrial Properties:
Los Angeles	4	388,805	53.0%
Orange County	43	3,918,383	99.4
Other	2	295,417	100.0

	49	4,602,605	95.5%

Total portfolio	133	12,277,029	94.6%

Leasing Activity by Segment Type

For the year ended December 31, 2004

	Number of Leases(1)		Rentable Square Feet		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(1)	Renewal
Office Properties	66	36	630,505	728,802	(7.9)%	(9.4)%	87.0%	70
Industrial Properties	6	11	186,474	356,083	0.6%	(8.4)%	73.5%	50

Total portfolio	72	47	816,979	1,084,885	(6.9)%	(9.2)%	82.0%	64

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year. The change in cash rents for two of the leases was calculated using the leases’ stabilized stated rent. The starting rents for these two leases were discounted for the first six months.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of December 31, 2004 and 2003, the Company’s total debt as a percentage of total market capitalization was 33.5% and 38.5%, respectively. As of December 31, 2004 and 2003 the Company’s total debt plus preferred equity as a percentage of total market capitalization was 41.9% and 46.6%, respectively.

As of December 31, 2004, the Company had borrowings of $167 million outstanding under its unsecured revolving line of credit (the “Credit Facility”) and availability of $258 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (3.50% at December 31, 2004), depending upon the Company’s leverage ratio at the time of borrowing, and matures in October 2007 with the option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

The Company also has the ability to issue up to an additional $187 million of equity securities under a currently effective shelf registration statement.

Factors That May Influence Future Sources of Capital and Liquidity

The Company’s Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its debt covenants at December 31, 2004.

The composition of the Company’s aggregate debt balances at December 31, 2004 and 2003 were as follows:

	Percentage of Total Debt			Weighted Average Interest Rate
	December 31, 2004		December 31, 2003	December 31, 2004	December 31, 2003
Secured vs. unsecured:
Secured	61.2%		69.1%	5.7%	5.8%
Unsecured	38.8%		30.9%	5.2%	4.2%

Fixed-rate vs. variable rate:
Fixed rate(1)(2)(3)	90.4	%(5)	72.6%	5.7%	6.3%
Variable rate(4)	9.6%		27.4%	3.5%	2.8%

Total debt				5.5%	5.3%
Total debt including loan fees				6.1%	5.9%

(1)	At December 31, 2004 and 2003, the Company had an interest-rate swap agreement, which expired in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.

(2)	At December 31, 2004 and 2003, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.

(3)	At December 31, 2004 and 2003, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.

(4)	At December 31, 2003, the Company had interest-rate cap agreements to cap LIBOR on $100 million of its variable rate debt at 4.25%. These agreements were terminated in June 2004.

(5)	Excluding the $50 million interest-rate swap agreement that expired in January 2005, the Company’s fixed-rate debt as a percentage of total debt was 84.2% at December 31, 2004.

The percentage of fixed rate debt to total debt at December 31, 2003 does not take into consideration the portion of variable-rate debt capped by the Company’s interest-rate cap agreements. Including the effects of the interest-rate cap agreements, the Company had fixed or capped approximately 85.7% of its total outstanding debt at December 31, 2003. The Company did not have any outstanding interest-rate cap agreements as of December 31, 2004.

At December 31, 2004, 28.3% of the Company’s total debt, before the effect of hedging instruments, required interest payments based on LIBOR rates. During 2004, one-month LIBOR increased from 1.12% at January 2, 2004 to 2.40% at December 31, 2004. Although the interest payments on 90.4% of the Company’s debt are either fixed, or hedged through the employment of interest-rate swap agreements at December 31, 2004, the remaining 9.6% of the Company’s debt is exposed to fluctuations of the one-month LIBOR rate. In addition, one of the Company’s interest rate swap agreements expired in January 2005. This agreement had a $50 million notional amount and after its expiration, the Company’s fixed rate debt as a percentage of total debt would have been 84.2% at December 31, 2004. The Company cannot provide assurance that it will be able to replace its interest-rate swap agreements as they expire and, therefore, the Company’s results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instruments held by the Company as of December 31, 2004 and 2003:

Type of Instrument	Rate	Expiration Date		Notional Amount of Outstanding Instruments at December 31,
				2004		2003
				(000’s)
Cap	4.25%	1/2005	(1)	$		$50,000
Cap	4.25%	1/2005	(1)			50,000
Swap	4.46%	1/2005			50,000	50,000
Swap	2.57%	11/2005			50,000	50,000
Swap	2.98%	12/2006			25,000	25,000
Swap	2.98%	12/2006			25,000	25,000

					$150,000	$250,000

(1)	The interest-rate cap agreements were terminated in June 2004.

Following is the Company’s total market capitalization as of December 31, 2004:

	Shares/Units at December 31, 2004	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(000’s)
Debt:
Secured debt		$490,441	20.5%
Unsecured senior notes		144,000	6.0
Unsecured line of credit		167,000	7.0

Total debt		$801,441	33.5

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	$75,000	3.1
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.7
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	3.6
Common Units Outstanding(3)	3,989,142	170,536	7.1
Common Shares Outstanding(3)	28,548,597	1,220,453	51.0

Total equity		$1,592,489	66.5

Total Market Capitalization		$2,393,930	100.0%

(1)	Value based on $50.00 per share liquidation preference.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Value based on closing share price of $42.75 at December 31, 2004.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt, unsecured senior notes and Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at December 31, 2004 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at December 31, 2004. The table does not reflect available maturity extension options.

	Payment Due by Period
	Less than 1 Year (2005)	1–3 Years (2006-2007)	3–5 Years (2008-2009)	More than 5 Years (After 2009)	Total
	(in thousands)
Principal Payments—Secured Debt	$49,233	$42,734	$195,701	$202,773	$490,441
Principal Payments—Credit Facility(1)		167,000			167,000
Principal Payments—Unsecured Senior Notes				144,000	144,000
Interest Payments—Fixed-Rate Debt(2)	34,580	64,954	52,789	62,692	215,015
Interest Payments—Interest Rate Swaps(2)(3)	2,743	1,444			4,187
Ground Lease Obligations(4)	1,606	3,218	3,207	75,073	83,104
Capital Commitments(5)	13,601				13,601

Total	$101,763	$279,350	$251,697	$484,538	$1,117,348

(1)	The Credit Facility has a one-year extension option.

(2)	As of December 31, 2004, 90.4% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 9.6% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.00% to 1.70%. In addition, one of the Company’s interest rate swap agreements expired in January 2005. This agreement had a $50 million notional amount and after its expiration, the Company’s fixed-rate debt as a percentage of total debt would have been 84.2% at December 31, 2004. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of December 31, 2004, one-month LIBOR was 2.40%. See additional information regarding the Company’s debt and derivative instruments under Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of December 31, 2004, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments for hedging purposes only and does not hold interest-rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $150 million as of December 31, 2004.

(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.

(5)	Amounts represent commitments under signed leases and contracts. See further discussion under the caption “Capital Commitments” below.

Capital Commitments

As of December 31, 2004, the Company had two development projects and two redevelopment projects that were either in lease-up or under construction. These projects have a total estimated investment of approximately $111 million. The Company has incurred an aggregate of approximately $77 million on these projects as of December 31, 2004, and currently projects it could, but is not committed to, spend approximately $30 million of the remaining $34 million of presently budgeted development costs during 2005, depending on leasing activity. In addition, the Company had one development project and one redevelopment project that were added to the Company’s stabilized portfolio of operating properties in 2003, which had not yet reached stabilized occupancy as of December 31, 2004. Depending on leasing activity, the Company currently projects it could spend approximately $5 million for these projects during 2005. The Company also estimates it could spend an additional $40 million on other development projects in 2005, depending upon market conditions. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment Programs” in this report.

As of December 31, 2004, the Company had executed leases that committed the Company to approximately $13 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at December 31, 2004. In addition, for 2005, the Company plans to spend approximately $16 million to $18 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2005. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On January 18, 2005, the Company paid a regular quarterly cash dividend of $0.495 per common share to stockholders of record on December 31, 2004. This dividend is equivalent to an annual rate of $1.98 per share. In addition, the Company is required to make quarterly distributions to its Series A Preferred Unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the year ended December 31, 2004.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of its debt obligations, capital expenditures and distributions to common and preferred stockholders and unitholders, through retained cash flow from operations and borrowings under the Credit Facility.

The Company expects to meet its long-term liquidity requirements, which may include property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, proceeds from the disposition of non-strategic assets, issuance of common or preferred units of the Operating Partnership, and the potential issuance of debt or equity securities of the Company. The Company does not intend to reserve funds to retire existing debt upon maturity. The Company presently expects to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding expenditures that are recoverable from tenants, for renewed and re-tenanted space within the Company’s stabilized portfolio for the three years ended December 31, 2004 on a per square foot basis.

	Year Ended December 31,
	2004	2003	2002
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.43	$0.48	$0.06
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	352,208	736,638	296,484
Tenant improvements per square foot leased	$21.01	$16.21	$6.85
Leasing commissions per square foot leased	$7.38	$7.31	$7.43
Total per square foot	$28.39	$23.52	$14.28
Renewal tenant square feet	728,802	276,689	244,366
Tenant improvements per square foot leased	$9.71	$2.77	$4.69
Leasing commissions per square foot leased	$4.67	$5.19	$2.20
Total per square foot	$14.38	$7.96	$6.89
Total per square foot per year	$7.33	$6.09	$3.71
Average lease term (in years)	5.8	5.2	5.7

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.04	$0.02	$0.12
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	186,474	142,460	388,883
Tenant improvements per square foot leased	$9.22	$5.35	$4.61
Leasing commissions per square foot leased	$2.54	$1.83	$1.95
Total per square foot	$11.77	$7.18	$6.56
Renewal tenant square feet	356,083	234,699	180,555
Tenant improvements per square foot leased	$1.15	$0.21	$1.11
Leasing commissions per square foot leased	$0.38	$0.05	$0.72
Total per square foot	$1.53	$0.26	$1.83
Total per square foot per year	$3.19	$1.62	$1.27
Average lease term (in years)	4.2	4.6	6.6

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail and month-to-month tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. The Company anticipates this level of capital expenditures will continue during 2005 for various improvements at other properties. The Company believes that all of its Office and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. During 2004, as dictated by market demand, the Company leased space within some of its more challenging markets at an increased tenant improvement and leasing cost per square foot. The Company anticipates that this trend will continue in 2005.

Off-Balance Sheet Arrangements

As of December 31, 2004, the Company does not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $12.1 million, or 12.6% to $108.0 million for the year ended December 31, 2004 compared to $95.9 million for the year ended December 31, 2003. The increase was primarily attributable to an increase in average occupancy. For the year ended December 31, 2004, average occupancy was 92.3% as compared to 91.2% for the year ended December 31, 2003.

Net cash used in investing activities increased $78.4 million, or 154.1% to $129.2 million for the year ended December 31, 2004 as compared to $50.8 million for the year ended December 31, 2003. The increase is primarily attributable to the Company’s acquisition of an office property and undeveloped land in December 2004 for a net cash payment of approximately $95.5 million. The increase was partially offset by a decrease in development spending. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. In July 2004, the Company commenced construction on the third phase of a development project that will include two office buildings. As a result, development spending is likely to increase during 2005. See additional information regarding the Company’s development programs and anticipated development spending under the captions “Factors That May Influence Future Results of Operations—Development and redevelopment programs” and “—Capital Commitments.”

Net cash provided by financing activities increased $67.1 million, or 131.6% to $16.1 million net cash provided by financing activities for the year ended December 31, 2004 compared to $51.0 million net cash used in financing activities for the year ended December 31, 2003. The increase was primarily attributable to a $72.4 million increase in net borrowing activity and capital raised from the issuance of preferred stock in 2004 as compared to 2003. This increase was mainly due to the Company’s property acquisition during the fourth quarter of 2004.

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

The following table presents the Company’s Funds from Operations, by quarter, for the years ended December 31, 2004, 2003, 2002, 2001 and 2000:

	2004 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common stockholders	$2,191	$10,357	$7,854	$5,984
Adjustments:
Minority interest in earnings of Operating Partnership	284	1,381	1,138	986
Depreciation and amortization of real estate assets	14,885	14,659	14,329	13,986
Net (gain) loss on dispositions of operating properties		(6,212)	64

Funds From Operations(1)	$17,360	$20,185	$23,385	$20,956

	2003 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common stockholders	$4,938	$20,039	$13,360	$10,929
Adjustments:
Minority interest in earnings of Operating Partnership	711	3,059	2,056	1,686
Depreciation and amortization of real estate assets	14,548	14,327	13,167	13,705
Net loss (gain) on dispositions of operating properties		48	(3,690)

Funds From Operations(1)	$20,197	$37,473	$24,893	$26,320

	2002 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common stockholders	$13,965	$7,885	$4,957	$13,507
Adjustments:
Minority interest in earnings of Operating Partnership	2,094	1,239	986	1,510
Depreciation and amortization of real estate assets	14,303	14,516	18,311	12,136
Net gain on dispositions of operating properties	(6,100)	(470)	(896)

Funds From Operations(1)	$24,262	$23,170	$23,358	$27,153

(1)	Reported amounts are attributable to common shareholders and common unitholders.

	2001 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common stockholders	$7,625	$9,283	$15,097	$6,426
Adjustments:
Minority interest in earnings of Operating Partnership	834	1,027	1,796	845
Depreciation and amortization of real estate assets	12,634	12,123	12,030	12,970
Net gain on dispositions of operating properties	(707)	(2,468)	(1,234)	(305)
Cumulative effect on change in accounting principle				1,392
Non-cash amortization of restricted stock grants(2)	547	547	548	548

Funds From Operations(1)	$20,933	$20,512	$28,237	$21,876

	2000 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Net income available for common stockholders	$8,786	$15,679	$12,804	$9,578
Adjustments:
Minority interest in earnings of Operating Partnership	1,241	2,227	1,843	1,372
Depreciation and amortization of real estate assets	11,037	9,941	9,645	9,323
Net (gain) loss on dispositions of operating properties		(7,288)	(4,273)	305
Non-cash amortization of restricted stock grants(2)	508	508	134	102

Funds From Operations(1)	$21,572	$21,067	$20,153	$20,680

(1)	Reported amounts are attributable to common stockholders and common unitholders.

(2)	Commencing January 1, 2002 non-cash amortization of restricted stock grants is not added back to calculate FFO.

Inflation

The majority of the Company’s leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses. The effect of such provisions is to reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments” (“FASP FAS 129-1”). FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123 (R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2003 to December 31, 2004 is incorporated herein by reference from “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest rate sensitive financial and derivative instruments at December 31, 2004 and 2003. All of the Company’s interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt were LIBOR plus 1.10% at December 31, 2004 and ranged from LIBOR plus 1.40% to LIBOR plus 1.85% at December 31, 2003. For the interest rate cap and swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2004 and 2003. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2003.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2004		December 31, 2003
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate			$167.0				$167.0	$167.0	$235.0	$235.0
Variable-rate index			LIBOR				LIBOR		LIBOR

Fixed-rate						$144.0	$144.0	$154.1
Average interest rate						6.14%	6.14%
Secured debt:
Variable-rate	$29.0				$31.0		$60.0	$60.0	$123.8	$123.8
Variable-rate index	LIBOR				LIBOR		LIBOR		LIBOR

Fixed rate	$20.2	$10.5	$32.2	$83.1	$81.6	$202.8	$430.4	$445.1	$402.2	$414.1
Average interest rate	7.51%	6.54%	6.62%	4.18%	7.16%	6.12%	6.05%		6.72%
Interest-Rate Derivatives Used to Hedge Variable-Rate Debt:
Interest-rate swap agreements:
Notional amount	$100.0	$50.0					$150.0	$0.4	$150.0	$(2.7)
Fixed pay interest rate	3.52%	2.98%					3.34%		3.34%
Floating receive rate index	LIBOR	LIBOR
Interest-rate cap agreements:
Notional amount									$100.0	$—
Cap rate									4.25%
Forward rate index									LIBOR

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. The Company may make changes in its internal control processes from time to time in the future.

Management’s Report on Internal Controls Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess its internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting is operating effectively as of December 31, 2004. Deloitte & Touche LLP has audited the Company’s financial statements and has issued an attestation report on management’s assessment of internal control over financial reporting.

March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kilroy Realty Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2005

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 17, 2005.

As required by Section 303A.12 of the NYSE Listed Company Manual, the Company’s Chief Executive Officer made his annual certification to the NYSE on May 25, 2004 stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. In addition, the Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of the Company’s public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 17, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 17, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 17, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual stockholders’ meeting presently scheduled to be held on May 17, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3)  Exhibits

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (4)(5)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

Exhibit Number	Description

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (10)

4.7	Registration Rights Agreement dated as of October 6, 2000 (11)

4.8

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.9

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (12)

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (13)

10.3	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.5	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.6†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.7	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.8	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.9	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.11

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (15)

10.12	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.13	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.14	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.15	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

Exhibit Number	Description

10.16	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.17	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (15)

10.18	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates an the City of Long Beach (15)

10.19	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (14)

10.20	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.21	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.22	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (14)

10.23	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (14)

10.24	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.25	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.26	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (16)

10.27	Form of Environmental Indemnity Agreement (16)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (17)

10.29	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (17)

10.30†	Employment Agreement between the Registrant and John B. Kilroy, Jr. (17)

10.31†	Amended and Restated Employment Agreement between the Registrant and Richard E. Moran Jr. (17)

10.32†	Employment Agreement between the Registrant and Jeffrey C. Hawken (18)

10.33†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.34†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.35	License Agreement by and among the Registrant and the other persons named therein (17)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (18)

10.37	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.38	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (19)

10.39	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (20)

10.40	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

Exhibit Number	Description

10.41

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (20)

10.42

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

10.43	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.44	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.45	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (19)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.47	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (21)

10.48	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (21)

10.49	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

10.50	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (21)

10.51	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (21)

10.52	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (21)

10.53	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (21)

10.54	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (21)

10.55	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (21)

10.56	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (22)

10.57

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California and Viking Investors of Southern California II (23)

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

Exhibit Number	Description

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

12.1*	Statement of Computations of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions

21.1	List of Subsidiaries of the Registrant (2)

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included in the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated October 25, 2004, under Item 2.02, in connection with its third quarter 2004 earnings release and attached to such report its third quarter 2004 Supplemental Financial Report.

The Company filed a Current Report on Form 8-K dated October 22, 2004, under Items 1.01 and 9.01, in connection with the renewal of its $425 million unsecured revolving credit facility.

The Company filed a Current Report on Form 8-K dated December 8, 2004, under Items 8.01 and 9.01, in connection with the issuance of 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2005.

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

Name	Title	Date

/s/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	March 1, 2005

/s/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ ANN MARIE WHITNEY Ann Marie Whitney	Senior Vice President and Controller (Principal Accounting Officer)	March 1, 2005

/s/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	Director	March 1, 2005

/s/ JOHN R. D’EATHE John R. D’Eathe	Director	March 1, 2005

/s/ WILLIAM P. DICKEY William P. Dickey	Director	March 1, 2005

/s/ MATTHEW J. HART Matthew J. Hart	Director	March 1, 2005

/s/ DALE F. KINSELLA Dale F. Kinsella	Director	March 1, 2005

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2005

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
REAL ESTATE ASSETS (Notes 3, 4, 20 and 26):
Land and improvements	$304,033	$289,730
Buildings and improvements, net	1,445,918	1,305,145
Undeveloped land and construction in progress, net	96,545	131,411

Total real estate held for investment	1,846,496	1,726,286
Accumulated depreciation and amortization	(365,831)	(321,372)

Total real estate assets, net	1,480,665	1,404,914

CASH AND CASH EQUIVALENTS	4,853	9,892
RESTRICTED CASH	332	8,558
CURRENT RECEIVABLES, NET (Note 5)	4,843	4,919
DEFERRED RENT RECEIVABLES, NET (Note 6)	46,816	36,804
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET (Notes 7 and 8)	51,251	36,651
DEFERRED FINANCING COSTS, NET (Notes 9 and 11)	5,409	3,657
PREPAID EXPENSES AND OTHER ASSETS	5,046	7,240

TOTAL ASSETS	$1,599,215	$1,512,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 10)	$490,441	$526,048
Unsecured senior notes (Note 10)	144,000
Unsecured line of credit (Note 10)	167,000	235,000
Accounts payable, accrued expenses and other liabilities (Note 11)	72,565	41,147
Accrued distributions (Note 13)	16,923	16,369
Rents received in advance, tenant security deposits and deferred revenue	21,605	20,904

Total liabilities	912,534	839,468

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTERESTS (Note 12):
7.45% (8.075% as of December 31, 2003) Series A Cumulative Redeemable Preferred unitholders	73,638	73,716
9.25% Series D Cumulative Redeemable Preferred unitholders		44,321
Common unitholders of the Operating Partnership	60,351	66,502

Total minority interests	133,989	184,539

STOCKHOLDERS’ EQUITY (Note 13):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,437
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,548,597 and 28,209,213 shares issued and outstanding, respectively	286	282
Additional paid-in capital	515,285	508,568
Deferred compensation	(1,412)	(852)
Distributions in excess of earnings	(83,394)	(53,449)
Accumulated net other comprehensive income (loss) (Note 11)	345	(4,358)

Total stockholders’ equity	552,692	488,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,599,215	$1,512,635

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUES (Note 20):
Rental income	$197,981	$178,842	$175,599
Tenant reimbursements	21,522	19,997	21,157
Other property income (Note 19)	1,896	23,998	2,672

Total revenues	221,399	222,837	199,428

EXPENSES:
Property expenses	35,018	31,835	28,847
Real estate taxes	16,811	15,457	14,835
Provision for bad debts	912	1,579	6,772
Ground leases (Note 16)	1,401	1,296	1,354
General and administrative expenses (Notes 15 and 19)	34,021	20,095	12,902
Interest expense	37,647	33,385	35,380
Depreciation and amortization (Notes 2 and 8)	58,422	55,206	57,860

Total expenses	184,232	158,853	157,950

OTHER INCOME:
Interest and other income	521	196	513

Total other income	521	196	513

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAIN ON DISPOSITIONS AND MINORITY INTERESTS	37,688	64,180	41,991
Net gain on dispositions of operating properties (Note 3)			896

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	37,688	64,180	42,887

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(9,579)	(13,163)	(13,500)
Original issuance costs of redeemed preferred units (Note 12)	(1,200)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(2,927)	(6,579)	(4,077)
Recognition of previously reserved Development LLC preferred return (Note 12)			3,908
Minority interest in earnings of Development LLCs			(1,024)

Total minority interests	(13,706)	(20,687)	(14,693)

INCOME FROM CONTINUING OPERATIONS	23,982	43,493	28,194

DISCONTINUED OPERATIONS (Note 21)
Revenues from discontinued operations	2,386	6,882	14,456
Expenses from discontinued operations	(989)	(3,472)	(7,156)
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(862)	(933)	(1,752)

Total income from discontinued operations	5,957	6,119	12,118

NET INCOME	29,939	49,612	40,312
PREFERRED DIVIDENDS	(3,553)	(349)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$26,386	$49,263	$40,312

Income from continuing operations per common share—basic (Note 22)	$0.85	$1.58	$1.03

Income from continuing operations per common share—diluted (Note 22)	$0.84	$1.57	$1.02

Net income per common share—basic (Note 22)	$0.93	$1.79	$1.47

Net income per common share—diluted (Note 22)	$0.93	$1.78	$1.45

Weighted average shares outstanding—basic (Note 22)	28,244,459	27,526,684	27,449,676

Weighted average shares outstanding—diluted (Note 22)	28,422,027	27,737,791	27,722,197

Dividends declared per common share (Note 23)	$1.98	$1.98	$1.98

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
BALANCE AT DECEMBER 31, 2001		$27,426,071	$274	$481,186	$(1,891)	$(33,163)	$(5,778)	$440,628
Net income						40,312		40,312
Net other comprehensive loss (Note 11)							(11)	(11)

Comprehensive income								40,301
Repurchase of common stock (Note 13)		(518,571)	(5)	(11,776)				(11,781)
Exchange of common units of the Operating Partnership (Note 12)		222,270	2	5,490				5,492
Exercise of stock options (Note 15)		208,381	2	4,247				4,249
Issuance of restricted stock (Notes 13 and 15)		81,729		2,105	(2,105)
Non-cash amortization of restricted stock grants (Note 15)					2,742			2,742
Stock option expense (Notes 2 and 15)				23				23
Adjustment for minority interest (Note 2)				12,128				12,128
Dividends declared per common share ($1.98 per share)						(54,778)		(54,778)

BALANCE AT DECEMBER 31, 2002		27,419,880	273	493,403	(1,254)	(47,629)	(5,789)	439,004
Net income						49,612		49,612
Net other comprehensive income (Note 11)							1,431	1,431

Comprehensive income								51,043
Issuance of preferred stock	38,437							38,437
Exercise of stock options (Note 15)		664,528	8	13,444				13,452
Issuance of restricted stock (Notes 13 and 15)		123,678	1	2,639	(1,671)			969
Exchange of common units of the Operating Partnership (Notes 12 and 13)		82,439	1	1,874				1,875
Repurchase of common stock (Note 13)		(78,630)	(1)	(1,713)				(1,714)
Non-cash amortization of restricted stock grants, net of forfeitures (Note 15)		(2,682)			2,073			2,073
Stock option expense (Notes 2 and 15)				26				26
Adjustment for minority interest (Note 2)				(1,105)				(1,105)
Preferred dividends						(349)		(349)
Dividends declared per common share ($1.98 per share)						(55,083)		(55,083)

BALANCE AT DECEMBER 31, 2003	38,437	28,209,213	282	508,568	(852)	(53,449)	(4,358)	488,628
Net income						29,939		29,939
Net other comprehensive income (Note 11)							4,703	4,703

Comprehensive income								34,642
Issuance of preferred stock	83,145							83,145
Exercise of stock options (Note 15)		96,325	1	2,051				2,052
Issuance of restricted stock (Notes 13 and 15)		114,843	1	3,994	(2,751)			1,244
Exchange of common units of the Operating Partnership (Note 12)		165,171	2	4,435				4,437
Repurchase of common stock (Note 13)		(36,955)		(1,275)				(1,275)
Non-cash amortization of restricted stock grants (Note 15)					2,191			2,191
Stock option expense (Notes 2 and 15)				27				27
Adjustment for minority interest (Note 2)				(2,515)				(2,515)
Preferred dividends						(3,553)		(3,553)
Dividends declared per common share ($1.98 per share)						(56,331)		(56,331)

BALANCE AT DECEMBER 31, 2004	$121,582	28,548,597	$286	$515,285	$(1,412)	$(83,394)	$345	$552,692

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,939	$49,612	$40,312
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	57,859	55,748	59,804
Impairment loss on property held for sale	726
Provision for uncollectible tenant receivables	(153)	2,096	2,233
Provision for uncollectible deferred rent receivables	1,080	(320)	4,683
Minority interests in earnings of Operating Partnership	3,789	7,512	5,829
Minority interests in earnings of Development LLCs			(2,884)
Depreciation of furniture, fixtures and equipment	901	954	982
Non-cash amortization of restricted stock grants	3,345	3,129	3,424
Amortization of deferred financing costs	3,222	2,531	2,683
Amortization of above/below market rents, net	(34)
Non-cash charge for original issuance costs of redeemed preferred units	1,200	945
Net gain on dispositions of operating properties	(6,148)	(3,642)	(7,466)
Other	40	(174)	60
Changes in assets and liabilities:
Current receivables	229	(3,941)	(278)
Deferred rent receivables	(11,632)	(7,691)	(9,307)
Deferred leasing costs	(3,236)	(960)	(1,013)
Prepaid expenses and other assets	1,258	(1,832)	(1,786)
Accounts payable, accrued expenses and other liabilities	25,557	(4,206)	(5,369)
Rents received in advance and tenant security deposits	701	(3,406)	8,355
Accrued distributions to Cumulative Redeemable Preferred unitholders	(599)	(409)

Net cash provided by operating activities	108,044	95,946	100,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(29,157)	(23,513)	(21,067)
Expenditures for development and redevelopment projects and undeveloped land	(37,971)	(61,402)	(84,113)
Acquisition of operating properties and undeveloped land	(95,497)		(7,569)
Acquisition of minority interest in Development LLC’s			(2,189)
Net proceeds received from dispositions of operating properties	33,439	34,076	46,499

Net cash used in investing activities	(129,186)	(50,839)	(68,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	115,218	107,340	155,664
Proceeds from issuance of unsecured senior notes	144,000
Net (repayments) borrowing on unsecured line of credit	(68,000)	(20,000)	100,000
Principal payments on secured debt and unsecured term facility	(150,825)	(88,329)	(208,214)
Net proceeds from issuance of preferred stock (Note 13)	83,145	38,437
Redemption of preferred units (Note 13)	(45,000)	(35,000)
Repurchase of common stock (Note 13)	(1,275)	(1,714)	(11,398)
Financing costs	(4,083)	(377)	(7,634)
Proceeds from exercise of stock options	2,052	13,452	4,248
Decrease (increase) in restricted cash	8,226	(1,744)	(1,401)
Distributions paid to common stockholders and common unitholders	(64,268)	(63,057)	(61,609)
Distribution to preferred stockholders	(3,087)
Net distributions from minority interests in Development LLCs			(2,189)

Net cash provided by (used in) financing activities	16,103	(50,992)	(32,533)

Net decrease in cash and cash equivalents	(5,039)	(5,885)	(710)
Cash and cash equivalents, beginning of year	9,892	15,777	16,487

Cash and cash equivalents, end of year	$4,853	$9,892	$15,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$30,528	$29,371	$32,253

Distributions paid to Cumulative Redeemable Preferred unitholders	$10,158	$13,573	$13,500

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,106	$16,020	$15,670

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 12)			$38,689

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2004

1.    Organization and Ownership

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in California, Washington and Arizona. The Company, which qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commenced operations upon the completion of its initial public offering in January 1997. The Company is the successor to the real estate business of the Kilroy Group, which consisted of the combination of Kilroy Industries (“KI”) and various entities, the properties of which were under the common control of KI and/or its stockholders, including the Company’s Chairman of the Board of Directors, John B. Kilroy, Sr., and the Company’s President and Chief Executive Officer, John B. Kilroy, Jr.

As of December 31, 2004, the Company’s stabilized portfolio of operating properties was comprised of 84 office buildings (the “Office Properties”) and 49 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”) which encompassed approximately 7.7 million and 4.6 million rentable square feet, respectively, and was 94.6% occupied. The Company’s stabilized portfolio of operating properties excludes properties currently under construction or “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2004, the Company had two office properties encompassing an aggregate of approximately 309,600 rentable square feet, which were in the lease-up phase. In addition, as of December 31, 2004, the Company had two office development properties under construction, which when complete are expected to encompass an aggregate of approximately 103,300 rentable square feet. All of the Company’s development and lease-up properties are located in Southern California.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2004 and 2003, it owned an 87.7% and 87.2% general partnership interest, respectively. The remaining 12.3% and 12.8% common limited partnership interest in the Operating Partnership as of December 31, 2004 and 2003, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 12). Kilroy Realty Finance, Inc, (“Finance Inc.”), a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”) which, as of December 31, 2003, was owned 99.0% by the Operating Partnership and 1.0% by the Company. On January 1, 2004, KSLLC became a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

In 1999, the Company, through the Operating Partnership, became a 50% managing member in two limited liability companies (the “Development LLCs”), which were formed to develop two multi-phased office projects in San Diego, California. The Allen Group, a group of affiliated real estate development and investment companies based in San Diego, California, was the other 50% member of the Development LLCs. On March 25, 2002, the Company acquired The Allen Group’s interest in the assets and assumed The Allen Group’s proportionate share of the liabilities of the Development LLCs (see Note 12). Subsequent to this transaction, the Development LLCs were liquidated and dissolved. The Development LLCs were consolidated for financial reporting purposes prior to their dissolution on March 25, 2002 since the Company controlled all significant development and operating decisions.

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

Significant Accounting Policies:

Operating properties—Operating properties are carried at the lower of historical cost less accumulated depreciation or estimated fair value. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties are capitalized to the Company’s investment in that property. Maintenance and repairs are charged to expense as incurred. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties currently under construction or lease-up properties. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. In the first quarter of 2004, the Company recorded a $0.7 million impairment loss (see Note 3). The Company did not record any impairment losses during the years ended December 31, 2003 or 2002.

Depreciation and amortization of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 15 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2004, 2003 and 2002, was $50.0 million, $47.5 million, and $46.8 million, respectively.

Construction in progress—Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses that are directly associated with and incremental to the Company’s development activities, and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property. During the lease-up period, the Company depreciates costs associated with the portion of the project that is occupied.

Property acquisitions—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired properties to land, buildings and improvement and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information.

The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. The amount allocated to acquired in-place leases is included in deferred leasing costs and other related intangible assets in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets or other liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of December 31, 2004 and 2003, the Company had a net liability related to above and below market leases of $6.5 million and $0.5 million, respectively. Following is the estimated net amortization at December 31, 2004 for the next five years:

Year	(in 000’s)
2005	$1,212
2006	1,199
2007	1,191
2008	1,169
2009	889
Thereafter	862

Total	$6,522

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

Allowances for uncollectible tenant and deferred rent receivables—Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred financing costs—Costs incurred in connection with debt financing are capitalized as deferred financing costs. Deferred financing costs consist primarily of loan fees which are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective loans.

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

The Company recognizes all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheet at fair value and defers the related gains or losses on these contracts in stockholders’ equity as a component of accumulated net other comprehensive income or loss. To the extent that any of these contracts are not perfectly effective in offsetting the change in the value of the interest payments being hedged, changes in fair value relating to the ineffective portion of these contracts would be recognized in earnings (see Note 11). In the event that the Company were to terminate a derivative contract before its maturity date and the forecasted hedged transactions (e.g., the interest payments on the variable rate debt) were still probable to occur, the gains or losses deferred in accumulated net other comprehensive loss (“AOCL”) associated with the terminated contract would remain in AOCL upon the termination and would be reclassified into earnings in the same period in which the hedged transactions affect earnings. If the forecasted hedged transactions were no longer probable to occur, the gains or losses deferred in AOCL would be recognized in earnings immediately upon termination of the derivative contract.

Minority interests—Minority interests represent the preferred and common limited partnership interests in the Operating Partnership and interests held by The Allen Group in the Development LLCs prior to their dissolution on March 25, 2002 (see Note 12). Net income after preferred distributions is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all common transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

Other property income—Other property income primarily includes amounts recorded in connection with lease terminations (see Note 19).

Income taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2004, 2003 and 2002 and was not subject to any federal income taxes (see Note 23 for tax treatment of the Company’s distributions). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2004, 2003 and 2002, the taxable REIT subsidiary did not have any GAAP or taxable net income and therefore did not incur any income tax expense.

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

Fair value of financial instruments—The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2004 and 2003.

Concentration of credit risk—128 of the Company’s total 133 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

As of December 31, 2004, 2003 and 2002, the Company’s ten largest office tenants represented approximately 28.9%, 29.7% and 32.2% of total annual base rental revenues and its ten largest industrial tenants represented approximately 8.0%, 8.1% and 8.9%, respectively, of total annual base rental revenues. Of this amount, the Company’s largest tenant, The Boeing Company, accounted for approximately 6.2%, 7.5% and 9.5% of the Company’s total annual base revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. At both December 31, 2004 and 2003, the Company had approximately $0.6 million in outstanding receivables from this tenant which were primarily reimbursement billings.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2004 and 2003, the Company had cash accounts in excess of FDIC insured limits.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Accounting

At December 31, 2004, the Company had one stock option and incentive plan, which is described more fully in Note 15. Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period.

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion 25 “Accounting for Stock Issued to Employees and related Interpretations.” The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income available for common stockholders, as reported	$26,386	$49,263	$40,312
Add: Stock option expense included in reported net income	27	26	23
Deduct: Total stock option expense determined under fair value recognition method for all awards	(30)	(108)	(160)

Pro forma net income available for common stockholders	$26,383	$49,181	$40,175

Net income per common share:
Basic—as reported	$0.93	$1.79	$1.47

Basic—pro forma	$0.93	$1.79	$1.46

Diluted—as reported	$0.93	$1.78	$1.45

Diluted—pro forma	$0.93	$1.77	$1.45

The Company did not issue stock options in 2004 and 2003. The fair value of each option grant issued in 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 7.03% (b) expected volatility of the Company’s stock of 24.6% (c) risk free interest rate of 4.88%, and (d) expected option life of seven years. The effects of applying the fair value provisions of SFAS 123 are not representative of the effects on net income and disclosed pro forma net income for future years because options vest over three years as discussed in Note 15 and additional awards can be made in future years.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123 (R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective in the first reporting period ending after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

3.    Dispositions and Acquisitions

Acquisition of Operating Properties and Undeveloped Land

In December 2004, the Company acquired a property in northern San Diego County from an unaffiliated third-party for a purchase price of $98.0 million. The acquisition included two office buildings, which encompass an aggregate of approximately 281,800 rentable square feet, and 4.0 acres of undeveloped land. The buildings were 90% leased as of the acquisition date. The Company paid $95.4 million in cash and assumed $2.6 million of outstanding obligations for tenant improvements relating to the acquired leases in satisfaction of the purchase price. The acquisition was funded with borrowings under the Company’s revolving unsecured credit facility.

In August 2002, the Company acquired one industrial property, including undeveloped land adjacent to one of the Company’s stabilized redevelopment projects, located in Santa Ana, California, from an unaffiliated third party for approximately $8.1 million. The property encompasses approximately 107,000 rentable square feet and was 100% leased as of December 31, 2004.

Dispositions

During the year ended December 31, 2004, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
3750 University Avenue Riverside, CA	Office	May	1	125,000	$19.5
12752/12822 Monarch Street Garden Grove, CA	Industrial	September	1	277,000	15.3

Total			2	402,000	$34.8

The Company had classified the office property located in Riverside as held for sale as of March 31, 2004, and recorded a $0.7 million impairment loss in the first quarter of 2004 to reflect the property on the balance sheet at its estimated fair market value less selling costs.

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

During the years ended December 31, 2004, 2003 and 2002, the Company recorded a net gain of approximately $6.1 million, $3.6 million, and $6.6 million, respectively, in connection with the sale of these properties. The Company used the net cash proceeds from the sale of these properties to fund its development and redevelopment programs, pay down principal on mortgage loans and to repay borrowings under the Credit Facility (defined in Note 10), and finance the Company’s share repurchase program (see Note 13). The net income and the net gain on disposition for these properties and the impairment loss have been included in discontinued operations for the years ended December 31, 2004, 2003 and 2002 (see Note 21).

During the year ended December 31, 2002, the Company recognized a gain of approximately $896,000 related to the disposition of an industrial property in Irvine, California that the Company sold in October 2001. This additional gain had previously been reserved for financial reporting purposes until certain contingencies associated with the disposition were resolved. The net income and the net gain on disposition for this property has been included in continuing operations for the year ended December 31, 2002 as it relates to property sold prior to the prospective adoption of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) (see Note 21).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Development and Redevelopment Projects

Stabilized Development Projects

During the year ended December 31, 2004, the Company added the following development project to the Company’s stabilized portfolio. This project was completed in 2003 and in the lease-up phase as of December 31, 2003.

Project Name / Submarket/City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased
12400 High Bluff Del Mar San Diego, CA	Office	Q3 2003	Q3 2004	1	208,500	100%

During the year ended December 31, 2003, the Company added the following three development projects to the Company’s stabilized portfolio. All of these projects were completed in 2002 and in the lease-up phase as of December 31, 2002.

Project Name / Submarket/City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
12100 W. Olympic Blvd West Los Angeles Los Angeles, CA	Office	Q2 2002	Q2 2003	1	151,000

999 Sepulveda Blvd El Segundo, CA	Office	Q3 2002	Q3 2003	1	133,300

3721 Valley Centre Drive Del Mar San Diego, CA	Office	Q3 2002	Q3 2003	1	114,800

Total				3	399,100

Lease-Up Redevelopment Projects

During the year ended December 31, 2004, the Company completed the following redevelopment projects, which were in the lease-up phase as of December 31, 2004:

Project Name / Submarket/City	Pre and Post Redevelopment Property Type	Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet
5717 Pacific Center Blvd. Sorrento Mesa San Diego, CA	Office to Life Science	Q1 2004	Q1 2005	1	68,000

909 Sepulveda Blvd. El Segundo, CA	Office	Q3 2004	Q3 2005	1	241,600

Total				2	309,600

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Projects Under Construction

During the year ended December 31, 2004, the Company commenced construction on the following two development projects:

Project Name / Submarket/City	Property Type	Estimated Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet
15227 Avenue of Science I-15 Corridor San Diego, CA	Office	Q3 2005	Q3 2006	1	65,900

15253 Avenue of Science I-15 Corridor San Diego, CA	Office	Q3 2005	Q3 2006	1	37,400

Total				2	103,300

(1)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

5.    Current Receivables

Current receivables consisted of the following at December 31:

	2004	2003
	(in thousands)
Tenant rent, reimbursements, and other receivables	$10,762	$11,291
Allowance for uncollectible tenant receivables	(5,919)	(6,372)

Current receivables, net	$4,843	$4,919

6.    Deferred Rent Receivables

Deferred rent receivables consisted of the following at December 31:

	2004	2003
	(in thousands)
Deferred rent	$53,388	$42,471
Allowance for deferred rent	(6,572)	(5,667)

Deferred rent receivables, net	$46,816	$36,804

7.    Deferred Leasing Costs and Other Related Intangibles

Deferred leasing costs and other related intangibles are summarized as follows at December 31:

	2004	2003
	(in thousands)
Deferred leasing costs	$73,818	$61,860
Value of in-place leases	6,775

Subtotal	80,593	61,860
Accumulated amortization	(29,342)	(25,209)

Deferred leasing costs and other related intangibles, net	$51,251	$36,651

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Charge for Previously Capitalized Leasing Costs

In 2002, Peregrine Systems, Inc. (“Peregrine”) leased four office buildings totaling approximately 423,900 rentable square feet under four separate leases. Peregrine had filed a voluntary petition for relief under Chapter 11 of the bankruptcy code on September 22, 2002. Peregrine had advised the Company that it likely would not need all of the buildings upon resolution of its financial issues, therefore, during the year ended December 31, 2002, the Company recorded a $5.3 million charge to depreciation and amortization for leasing commissions and certain tenant improvements that were previously capitalized in connection with the leases with Peregrine. In addition, the Company recorded a $0.5 million charge to general and administrative expenses for costs the Company paid for a fifth and final building that was to be leased to Peregrine. Peregrine surrendered this building back to the Company in June 2002, at which time it was still under construction and was not yet included in the Company’s portfolio of operating properties (see Note 19).

9.    Deferred Financing Costs

Deferred financing costs are summarized as follows at December 31:

	2004	2003
	(in thousands)
Deferred financing costs	$19,816	$15,750
Fair value of interest rate cap agreements (See Note 11)		4
Accumulated amortization	(14,407)	(12,097)

Deferred financing costs, net	$5,409	$3,657

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Debt

Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

	2004	2003
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$84,857	$86,811
Mortgage loan payable, due August 2012, fixed interest at 5.57%, monthly principal and interest payments	80,648
Mortgage loan payable, due August 2008, fixed interest at 3.80%, monthly principal and interest payments	78,168	79,640
Mortgage note payable, due December 2011, fixed interest at 6.70%, monthly principal and interest payments	77,404	78,377
Mortgage loan payable, due August 2012, fixed interest at 4.95%, monthly principal and interest payments	33,917
Mortgage loan payable, due January 2009, interest at LIBOR plus 1.10% and 1.75% at December 31, 2004 and 2003, respectively (3.50% and 2.91% at December 31, 2004 and 2003, respectively), monthly interest only payments(a)	31,000	31,000
Mortgage loan payable, due December 2005, interest at LIBOR plus 1.10% and 1.40% at December 31, 2004 and 2003, respectively (3.50% and 2.56% at December 31, 2004 and 2003, respectively), monthly interest only payments(a)	29,000	29,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	24,377	25,555
Mortgage loan payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,529	17,747
Mortgage loan payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	10,733	12,324
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments	10,349	10,974
Mortgage note payable, due June 2009, fixed interest at 8.43%, monthly principal and interest payments	4,827	6,790
Mortgage loan payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,669	4,823
Mortgage note payable, due November 2008, fixed interest at 8.21%, monthly principal and interest payments	2,963	4,353
Mortgage note payable, due January 2005, fixed interest at 8.35%, monthly principal and interest payments(b)		74,819
Construction loan payable, due September 2004, interest at LIBOR plus 1.85% (2.91% at December 31, 2003)(b)		43,582
Mortgage note payable, due June 2004, interest at LIBOR plus 1.75%, (2.92% at December 31, 2003), monthly principal and interest payments(c)		20,253

Total	$490,441	$526,048

(a)	The variable interest rates stated as of December 31, 2004 and 2003 are based on the last repricing date during the respective periods which vary based on the terms of each note. The repricing rates may not be equal to LIBOR at December 31, 2004 and 2003.

(b)	The Company repaid these loans in August 2004 with the proceeds from the issuance of the unsecured senior notes.

(c)	The Company repaid this loan in February 2004.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s secured debt was collateralized by 64 operating properties at December 31, 2004 with a combined net book value of $610 million and 73 operating properties and one in-process development project at December 31, 2003 with a combined net book value of $681 million. As of December 31, 2004 and 2003, the Company’s secured debt had a weighted average interest rate, excluding loan fees, of 5.74% and 5.78%, respectively.

Unsecured Senior Notes

In August 2004, the Company issued two series of unsecured senior notes with an aggregate principal balance of $144 million. The Series A notes have an aggregate principal balance of $61 million and mature in August 2010. The Series B notes have an aggregate principal balance of $83 million and mature in August 2014. The Series A and Series B notes require semi-annual interest payments each February and August based on a fixed annual interest rate of 5.72% and 6.45%, respectively. The Company used the proceeds to repay a mortgage loan with an outstanding principal balance of $73.8 million that was scheduled to mature in January 2005 and a construction loan with an outstanding principal balance of $43.8 million that was scheduled to mature in September 2004. The remainder of the proceeds was used primarily to repay borrowings under the previous unsecured revolving credit facility.

Unsecured Line of Credit

In October 2004, the Company obtained a $425 million unsecured revolving credit facility (“the Credit Facility”) to replace its previous unsecured revolving credit facility that was scheduled to mature in March 2005. As of December 31, 2004, the Company had borrowings of $167.0 million outstanding under the Credit Facility and availability of approximately $258.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (3.50% at December 31, 2004) depending upon the Company’s leverage ratio at the time of borrowing, and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a minimum debt service coverage and fixed charge coverage ratios, minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at December 31, 2004 and 2003.

At December 31, 2004, twelve of the Company’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized for the years ended December 31, 2004, 2003 and 2002 were $8.6 million, $11.8 million and $14.0 million, respectively.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

Scheduled contractual principal payments for the above secured and unsecured debt at December 31, 2004, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2005	$49,233
2006	10,552
2007	199,182
2008	83,110
2009	112,591
Thereafter	346,773

Total	$801,441

11.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at December 31:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	2004	2003
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(49)	$(1,608)
Interest rate swap	50,000	LIBOR	2.57%	November 2005	157	(553)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	166	(251)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	166	(251)

Total included in other liabilities					440	(2,663)

Interest rate cap	50,000	LIBOR	4.25%	January 2005		2
Interest rate cap	50,000	LIBOR	4.25%	January 2005		2

Total included in deferred financing costs						4

Total					$440	$(2,659)

In June 2004, the Company terminated two interest rate cap agreements. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the cost deferred in accumulated net other comprehensive income/loss (“AOCL”) associated with the terminated contracts remained in AOCL upon termination because the Company will continue to make interest payments on the associated outstanding debt. The cost is being amortized into interest expense through January 2005, the remaining term of the interest-rate cap agreements.

The instruments described above have been designated as cash flow hedges. As of December 31, 2004 and 2003, the balance in AOCL was approximately a $0.3 million net gain and a $4.4 million net loss, respectively, relating to the net change in the fair market value of the derivative instruments since their inception. The difference between the total fair value and the balance in AOCL represents the deferred cost associated with the terminated interest-rate cap agreements. For the years ended December 31, 2004, 2003 and 2002, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in AOCL will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the year ending December 31, 2005, the Company estimates it will reclassify approximately $23,000 from AOCL to earnings as a decrease to interest expense.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Minority Interests

Common Limited Partnership Unitholders

The Company owned an 87.7% and 87.2% general partnership interest in Operating Partnership as of December 31, 2004 and 2003, respectively. The remaining 12.3% and 12.8% common limited partnership interest as of December 31, 2004 and 2003, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or cash equal to the fair market value at the time of redemption.

During the years ended December 31, 2004, 2003 and 2002, 165,171, 82,439 and 222,270 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis, respectively. Of these common limited partnership units exchanged in 2003 and 2002, 25,299 and 177,563, respectively, common limited partnership units were owned by a partnership affiliated with The Allen Group. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership holders.

Preferred Unitholders

As of December 31, 2004 and 2003, the Company had issued and outstanding 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. In March 2004, the Company amended the terms of its Series A Preferred Units to reduce the distribution rate, extend the redemption date to September 30, 2009, and create a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status. Commencing March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 7.45%. Prior to March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 8.075%. The Series A Preferred Units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after September 30, 2009, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 7.45% Series A Cumulative Redeemable Preferred stock (“Series A Preferred Stock”) beginning September 30, 2015 or earlier under certain circumstances.

The Series A Preferred Units may be exchanged for shares of Series A Preferred Stock at the election of 51% of the holders of Series A Preferred Units:

(i) if distributions on the series have not been timely made for any six prior quarters, or the Operating Partnership is likely to become a publicly traded partnership for federal income tax purposes;

(ii) if the preferred units would not be considered “stock and securities” for federal income tax purposes; and

(iii) at any time following September 30, 2015.

In addition, the Series A Preferred Units may also be exchanged for shares of Series A Preferred Stock if either the Operating Partnership or the initial holder of the preferred units believes, based upon the opinion of counsel, that the character of Operating Partnership’s assets and income would not allow it to qualify as a REIT if it were a corporation. In lieu of exchanging preferred units for preferred stock, the Company may elect to redeem all or a portion of the Series A Preferred Units for cash in an amount equal to $50.00 per unit plus

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued and unpaid distributions. The Series A Preferred Units may only be exchanged in whole, but not in part, and each exchange is subject to the REIT ownership limits contained in the Company’s charter.

As of December 31, 2003, the Company also had issued and outstanding 900,000 9.25% Series D Cumulative Redeemable Preferred units (the “Series D Preferred Units”), representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. In December 2004, the Operating Partnership redeemed all 900,000 outstanding Series D Preferred Units with proceeds from a public offering for 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (see Note 13). In 2004, the Company recorded a $1.2 million charge relating to the initial issuance costs of the redeemed Series D Preferred Units.

As of December 31, 2002, the Company also had issued and outstanding 700,000 9.375% Series C Cumulative Redeemable Preferred units (the “Series C Preferred Units”), representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. In November 2003, the Operating Partnership redeemed all 700,000 outstanding Series C Preferred Units with proceeds from a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (see Note 13). In 2003, the Company recorded a $0.9 million charge relating to the initial issuance costs of the redeemed Series C Preferred Units.

The Company makes quarterly distributions to the preferred unitholders each February, May, August and November. The following table sets forth the accrued distributions payable to preferred unitholders that is included in the Series A and Series D Preferred Unit balances on the balance sheet at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in thousands)
Distributions payable to:
Series A Preferred Units	$699	$757
Series D Preferred Units		520

Total	$699	$1,277

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

13.    Stockholders’ Equity

Preferred Stock

In December 2004, the Company completed a public offering for 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”). The Series F Preferred Stock has a

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after December 8, 2009, or earlier under certain circumstances. Dividends on the Series F Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series F Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The Company used the net proceeds from the offering to redeem all outstanding Series D Preferred Units (see Note 12).

In November 2003, the Company completed a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The Company used the net proceeds from the offering to redeem all outstanding Series C Preferred Units (see Note 12).

Restricted Shares

In February 2005, 2004, 2003 and 2002, the Company’s Compensation Committee granted an aggregate of 101,112, 111,159, 118,733 and 81,729 restricted shares, respectively, of the Company’s common stock to certain executive officers and key employees. In 2004 and 2003, the Company’s Executive Compensation Committee granted an aggregate of 3,684 and 4,945 restricted shares, respectively, of the Company’s common stock to non-employee board members as part of the board members’ annual compensation. The restricted shares are subject to restrictions determined by the Company’s Compensation Committee. The restricted shares have the same dividend and voting rights as common stock, are legally issued and outstanding, and are included in the Company’s calculation of weighted average diluted outstanding shares at December 31, 2004, 2003 and 2002 (see Note 15 for the terms of the restricted stock grants and the related amortization of compensation expense).

Exchange of Common Limited Partnership Units

During 2004, 2003, and 2002 165,171, 82,439, and 222,270 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 12). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

Share Repurchases

During the years ended December 31, 2004 and 2003, the Company accepted the return, at the current quoted market price, of 36,955 and 78,630 shares of its common stock, respectively, from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

In November 2002, the Company’s Board of Directors authorized the repurchase of an additional one million shares under its existing common stock share repurchase program. This action increased the total authorized shares under this program to an aggregate of four million shares. During the year ended December 31, 2002, the Company repurchased 508,200 shares of its common stock in open market transactions for an aggregate price of $11.4 million, or $22.39 per share. The Company did not repurchase any shares during the years ended December 31, 2004 and 2003. Repurchases were funded primarily through proceeds received from the Company’s disposition program, working capital and borrowings on the Company’s unsecured revolving credit facility. As of December 31, 2004, an aggregate of 1,227,500 shares remained eligible for repurchase under this program.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2004, no shares had been acquired under the Plan from new issuances.

Registration Statements

In 2003, the SEC declared effective the Company’s registration statement on Form S-3, which registered the potential issuance and resale of up to a total of 1,398,068 shares of the Company’s common stock that may be issued in redemption of 1,398,068 common limited partnership units of the Operating Partnership previously issued in connection with the acquisition of the minority interest in the Development LLC properties (see Notes 2 and 12). In 2002, the SEC declared effective the Company’s registration statement on Form S-3, which registered the potential issuance and resale of up to a total of 1,133 shares of the Company’s common stock in exchange for 1,133 common limited partnership units of the Operating partnership previously issued in connection with a related party acquisition. The common limited partnership units may be exchanged at the Company’s option into shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership will receive any proceeds from the issuance of the common stock resulting from any such exchange.

The Company has the ability to issue up to an additional $187 million of equity securities, available as of the date of this report, under a currently effective “shelf” registration statement.

Accrued Distributions

Accrued distributions at December 31, 2004 and 2003, consisted of the following amounts payable to registered common stockholders of record holding 28,548,597 and 28,209,213 shares of common stock, respectively, common unitholders holding 3,989,142 and 4,154,313 common limited partnership units of the Operating Partnership, respectively, and registered preferred stockholders of 5,060,000 and 1,610,000 shares of preferred stock, respectively:

	December 31,
	2004	2003
	(in thousands)
Distributions payable to:
Common stockholders	$14,132	$13,964
Common unitholders of the Operating Partnership	1,975	2,056

Total accrued distribution to common stockholders and unitholders	16,107	16,020
Preferred stockholders	816	349

Total accrued distributions	$16,923	$16,369

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2021 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2004, are summarized as follows:

Year Ending	(in thousands)
2005	$190,384
2006	175,174
2007	153,695
2008	132,287
2009	106,979
Thereafter	493,542

Total	$1,252,061

15.    Employee Retirement and Stock Option and Incentive Plans

Retirement Savings Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to sixty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. For each of the years ended December 31, 2004, 2003, and 2002, the Company contributed $0.3 million to the 401(k) Plan.

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

In February 2005, the Company’s Compensation Committee granted an aggregate of 101,112 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted shares is calculated based on the closing per share price of $41.35 on the February 23, 2005 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 18,139 vest over a one-year period, 61,812 vest over a two-year period and 21,161 vest over a five-year period. The Company recorded approximately $1.4 million in compensation expense related to this restricted stock grant during the year ended December 31, 2004.

In February 2004, the Company’s Compensation Committee granted an aggregate of 111,159 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $34.85 on the February 10, 2004 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 21,234 vest over a one-year period, 68,403 vest over a two-year period and 21,522 vest over a four-year period. The Company recorded approximately $1.4 million and $1.1 million in compensation expense related to this restricted stock grant during the years ended December 31, 2004 and 2003, respectively.

In February 2003, the Company’s Compensation Committee granted an aggregate of 118,733 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 25,903 vested over a one-year period and 92,830 vest over a two-year period. The compensation expense related to this restricted stock grant was approximately $0.6 million, $1.0 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In February 2002, the Company’s Compensation Committee granted an aggregate of 81,729 restricted shares of common stock to certain executive officers. Compensation expense for the restricted shares is calculated based on the closing per share price of $25.74 on the February 26, 2002 grant date and is amortized on a straight-line basis over the performance and vesting period. Of the shares granted, 20,541 vested over a one-year period and 61,188 vested over a two-year period. The compensation expense related to this restricted stock grant was approximately $0.1 million, $0.9 million, and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provides for cash compensation to be earned at December 31, 2005 if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the period exceeds 10%. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period, and includes additional incentives for annualized total return to stockholders that is at or above the 80th percentile. Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the Company’s closing stock price at the end of each period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. Under the absolute portion of the plan, for every $1 change in the Company’s stock price, the total payable over the three-year term of the plan changes by approximately $1.7 million. During the years ended December 31, 2004 and 2003, the Company accrued approximately $18.5 million and $5.9 million, respectively, of compensation expense related to this plan, which is included in general and administrative expenses. The total amount accrued relating to the plan was $24.4 million and $5.9 million as of December 31, 2004 and 2003, respectively.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board Compensation

In May 2004 and 2003, the Company’s Executive Compensation Committee granted an aggregate of 3,684 and 3,945 restricted shares, respectively, of the Company’s common stock to non-employee board members as part of the board members’ annual compensation. Compensation expense for the 3,684 and 3,945 restricted shares is calculated based on the closing share price of $32.59 and $25.38 on the respective grant dates, and is being amortized over the two-year vesting periods. In July 2003, the Company’s Executive Compensation Committee granted 1,000 restricted shares of the Company’s common stock to the Company’s newly elected board member representing his initial equity award. Compensation expense for the 1,000 restricted shares is calculated based on the closing share price of $28.48 on the July 24, 2003 grant date and is being amortized over the four-year vesting period. The Company recorded compensation expense of approximately $94,000 and $35,000 related to these restricted stock grants during the years ended December 31, 2004 and 2003, respectively. The restricted stock was granted under the Company’s 1997 Stock Option and Incentive Plan in accordance with the Company’s Board of Directors compensation plan, as approved by the Board of Directors in May 2003.

Stock Options

At December 31, 2004, 2003 and 2002, an aggregate of 110,901, 214,714 and 1,167,272 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $23.99, $23.86 and $23.30, respectively. The weighted average exercise price of the options outstanding at December 31, 2004, 2003 and 2002 was $24.11, $24.09 and $23.40, respectively, with weighted average remaining contractual lives of 4.2 years, 4.9 years and 5.0 years, respectively. Stock options vest at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant.

The Company’s stock option activity is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,533,002	$23.22
Granted	25,000	25.77
Exercised	(292,403)	22.67
Cancelled	(25,000)	23.00

Outstanding at December 31, 2002	1,240,599	23.40

Granted	—	—
Exercised	(1,000,890)	23.24
Cancelled	—	—

Outstanding at December 31, 2003	239,709	24.09

Granted	—	—
Exercised	(120,478)	24.06
Cancelled	—	—

Outstanding at December 31, 2004	119,231	$24.11

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $27,000, $26,000 and $23,000 of compensation expense for the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2004, 2003 and 2002, respectively. This compensation expense relates to the Company’s grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

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

The minimum commitment under these ground leases at December 31, 2004 was as follows:

Year Ending	(in thousands)
2005	$1,606
2006	1,608
2007	1,610
2008	1,613
2009	1,594
Thereafter	75,073

Total	$83,104

Litigation—With the exception of the settlement of the litigation disclosed in Note 19, neither the Company nor any of the Company’s Properties are presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against any of them which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

Environmental Matters—The Company follows the policy of monitoring its Properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the Properties that would

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

17.    Related-Party Transactions

As part of the Company’s marketing strategy, KSLLC previously had an agreement, which terminated in April 2003, with TradeWind Navigation, Inc., a company owned solely by John B. Kilroy, Sr., to charter a sailing vessel for 26 weeks during the year. The Company used the sailing vessel in its marketing efforts by sponsoring broker events. During the years ended December 31, 2003 and 2002, KSLLC paid TradeWind Navigation, Inc. approximately $94,000 and $0.3 million, under this agreement.

At December 2002, other assets include a note receivable and accrued interest totaling approximately $0.2 million due from a Senior Vice President of the Company. The officer repaid the principal and interest balance in full in June 2003. The note, which was issued in November 2000, accrued interest at 8% and was secured by real property owned by the officer.

18.    Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company’s variable-rate secured debt and outstanding borrowings on the Credit Facility approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company (see Note 10).

For fixed-rate secured and unsecured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s fixed-rate secured and unsecured debt was approximately $599 million and $414 million at December 31, 2004 and 2003, respectively. See Note 10 for further detail on the Company’s secured and unsecured debt and Note 11 for the fair value of the Company’s derivative instruments.

19.    Other Property Income

Peregrine Systems, Inc.

Under the terms of Peregrine’s plan of reorganization and in accordance with a settlement agreement approved by the bankruptcy court in July 2003, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years resulting from Peregrine’s early termination of leases it had with the Company. In connection with the settlement agreement, the Company reduced its allowance for unbilled deferred rents by approximately $2.0 million for amounts specifically related to the terminated Peregrine leases, and reversed a $0.5 million reserve previously charged to general and administrative expenses for costs the Company paid for the fifth building that was to be leased to Peregrine (see Note 8) in the second quarter of 2003. The Company then recorded a net lease termination fee of $18.0 million in the third quarter of 2003 representing the $18.3 million payment received in the third quarter of 2003 plus the $2.6 million net present value of the payments to be received in the future, offset by $2.9 million of receivables and other costs and obligations associated with the leases. In addition, the Company increased its provision for bad debts by $2.6 million to reserve the portion of the lease termination fee that related to the future annual payments. During the third quarter of 2004, the Company reversed approximately $750,000 of the provision due to the collection of the first of the four annual installment payments due under the settlement agreement.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Significant Lease Termination Fees

Under the terms of a previous tenant’s plan of reorganization, the Company received shares of stock in the reorganized company in satisfaction of the Company’s creditor’s claim under the lease. This tenant had previously defaulted on its lease in 2001 and filed for bankruptcy in 2002. The Company recorded a net lease termination fee of approximately $0.5 million in January 2004, representing the fair value of the stock on the date of receipt. During the first quarter of 2004, the Company sold all of the shares, in a series of open market transactions, at an additional net gain of approximately $0.1 million. This gain is included in interest and other income on the Company’s consolidated statement of operations for the year ended December 31, 2004.

In January 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at an office property in San Diego, California, which encompassed approximately 68,000 rentable square feet. Subsequent to the termination of this lease, this property was moved to the Company’s redevelopment portfolio (see Note 4).

Other

During the year ended December 31, 2004, the Company recorded $1.9 million of other property income related to a lease termination that occurred in 2001. The additional income had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved.

During the year ended December 31, 2004, the Company recorded a $1.8 million charge to other property income in connection with a proposed settlement of outstanding litigation relating to the same 2001 lease termination. The court approved this settlement agreement in January 2005.

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes interest and other income, interest expense, depreciation and amortization, and corporate general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (see Note 2). There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Office Properties:
Operating revenues(1)	$184,725	$186,183	$161,959
Property and related expenses	48,135	44,635	45,083

Net operating income, as defined	136,590	141,548	116,876

Industrial Properties:
Operating revenues(1)	36,674	36,654	37,469
Property and related expenses	6,007	5,532	6,725

Net operating income, as defined	30,667	31,122	30,744

Total Reportable Segments:
Operating revenues(1)	221,399	222,837	199,428
Property and related expenses	54,142	50,167	51,808

Net operating income, as defined	167,257	172,670	147,620

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	167,257	172,670	147,620
Other unallocated revenues:
Interest and other income	521	196	513
Other unallocated expenses:
General and administrative expenses	34,021	20,095	12,902
Interest expense	37,647	33,385	35,380
Depreciation and amortization	58,422	55,206	57,860

Income from continuing operations	37,688	64,180	41,991
Net gain on dispositions of operating properties(2)			896
Minority interests attributable to continuing operations	(13,706)	(20,687)	(14,693)
Income from discontinued operations	5,957	6,119	12,118

Net income	29,939	49,612	40,312
Preferred dividends	(3,553)	(349)

Net income available to common stockholders	$26,386	$49,263	$40,312

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain litigation associated was resolved in the second quarter of 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,186,003	$1,062,425
Undeveloped land and construction in progress, net	96,545	131,411
Total assets(1)	1,373,645	1,262,587

Industrial Properties:
Land, buildings and improvements, net	198,117	211,079
Total assets(1)	209,930	220,701

Total Reportable Segments:
Land, buildings and improvements, net	1,384,120	1,273,504
Undeveloped land and construction in progress, net	96,545	131,411
Total assets(1)	1,583,575	1,483,288

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,583,575	1,483,288
Other unallocated assets:
Cash and cash equivalents	4,853	9,892
Restricted cash	332	8,558
Deferred financing costs, net	5,409	3,657
Prepaid expenses and other assets	5,046	7,240

Total consolidated assets	$1,599,215	$1,512,635

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable, and deferred leasing costs and other related intangible assets, all shown on a net basis.

	December 31,
	2004	2003
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment projects and undeveloped land	$37,971	$61,402
Acquisition of operating properties and undeveloped land	94,963
Capital expenditures and tenant improvements	18,459	16,085

Industrial Properties:
Capital expenditures and tenant improvements	2,292	757

Total Reportable Segments:
Expenditures for development and redevelopment projects and undeveloped land	37,971	61,402
Acquisition of operating properties and undeveloped land	94,963
Capital expenditures and tenant improvements	20,751	16,842

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Discontinued Operations

In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2004, 2003 and 2002, discontinued operations included the net income, the impairment loss and the net gain or loss on sale of one office and one industrial building sold during the year ended December 31, 2004 (see Note 3). For the years ended December 31, 2003 and 2002, discontinued operations also included the net income and net gain or loss on sale of the seven office buildings that the Company sold in 2003 (see Note 3). For the year ended December 31, 2002, discontinued operations also included the net income and net gain or loss on sale of the 12 industrial and five office buildings that the Company sold in 2002 (see Note 3). In connection with the disposition of one of the buildings sold in 2003 and one of the buildings sold in 2002 the Company repaid approximately $8.0 million and $4.1 million, respectively, in principal of a mortgage loan partially secured by these properties. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
REVENUES:
Rental income	$2,120	$6,211	$12,942
Tenant reimbursements	266	643	1,488
Other property income		28	26

Total revenues	2,386	6,882	14,456

EXPENSES:
Property expenses	462	1,382	2,541
Real estate taxes	174	499	1,191
Provision for bad debts	15	13	144
Interest expense		82	354
Depreciation and amortization	338	1,496	2,926

Total expenses	989	3,472	7,156

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest	1,397	3,410	7,300
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(862)	(933)	(1,752)

Total income from discontinued operations	$5,957	$6,119	$12,118

The following table summarizes the total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Reportable Segments:
Office Properties	$(73)	$5,281	$6,903
Industrial Properties	6,030	838	5,215

Total income from discontinued operations	$5,957	$6,119	$12,118

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before preferred dividends	$23,982	$43,493	$28,194
Discontinued operations	5,957	6,119	12,118
Preferred dividends	(3,553)	(349)

Net income available for common stockholders—numerator for basic and diluted earnings per share	$26,386	$49,263	$40,312

Denominator:
Basic weighted average shares outstanding	28,244,459	27,526,684	27,449,676
Effect of dilutive securities—stock options and restricted shares	177,568	211,107	272,521

Diluted weighted average shares and common share equivalents outstanding	28,422,027	27,737,791	27,722,197

Basic earnings per share:
Net income from continuing operations before preferred dividends	$0.85	$1.58	$1.03
Discontinued operations	0.21	0.22	0.44
Preferred dividends	(0.13)	(0.01)

Net income available to common stockholders	$0.93	$1.79	$1.47

Diluted earnings per share:
Net income from continuing operations before preferred dividends	$0.84	$1.57	$1.02
Discontinued operations	0.21	0.22	0.43
Preferred dividends	(0.12)	(0.01)

Net income available to common stockholders	$0.93	$1.78	$1.45

At December 31, 2004 and 2003, Company employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation. At December 31, 2002, Company employees and directors held options to purchase 941,092 shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2004, 2003 and 2002 as follows:

Dividends	2004	2003	2002
Dividends declared per common share	$1.980	$1.980	$1.980
Less: Dividends declared in the current year, and paid in the following year	(0.495)	(0.495)	(0.495)
Add: Dividends declared in the prior year, and paid in the current year	0.495	0.495	0.480

Dividends paid per common share	$1.980	$1.980	$1.965

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2004, 2003, and 2002 as identified in the table above, was as follows:

Common Shares	2004		2003		2002
Ordinary income	$1.154	58.26%	$1.213	61.26%	$1.522	77.47%
Return of capital	0.711	35.90	0.690	34.84	0.292	14.88
Capital gains(1)	0.089	4.48	0.041	2.07	0.070	3.56
Unrecaptured section 1250 capital gains	0.027	1.36	0.036	1.83	0.081	4.09

	$1.980	100.00%	$1.980	100.00%	$1.965	100.00%

(1)	2004 Capital Gains are comprised entirely of 15% Rate Gains. 2003 Capital Gains are comprised of approximately $0.014 in Qualified 5-Year Gains and approximately $0.027 in Post May 5th Capital Gain Distributions. 2002 Capital Gains are comprised entirely of 20% Rate Gains.

The income tax treatment for the dividends to preferred stockholders reportable for the year ended December 31, 2004 was as follows:

Preferred Shares	2004
Ordinary income	$1.746	91.04%
Capital gains	0.132	6.87
Unrecaptured section 1250 capital gains	0.040	2.09

	$1.918	100.00%

24.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:

	2004 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$54,216	$54,111	$55,045	$58,027
Net Operating Income from continuing operations(2)	40,953	40,582	42,192	43,530
Income from continuing operations	6,852	8,244	5,497	3,389
Discontinued operations	(83)	395	5,645
Preferred dividends	(785)	(785)	(785)	(1,198)
Net income available for common shareholders	5,984	7,854	10,357	2,191
Net income per common share—basic	$0.21	$0.28	$0.37	$0.08
Net income per common share—diluted	$0.21	$0.28	$0.36	$0.08

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$52,656	$48,408	$68,784	$52,989
Net Operating Income from continuing operations(2)	39,881	38,780	54,101	39,910
Income from continuing operations	9,923	9,314	19,522	4,738
Discontinued operations	1,006	4,046	517	549
Preferred dividends				(349)
Net income available for common shareholders	10,929	13,360	20,039	4,938
Net income per common share—basic	$0.40	$0.49	$0.73	$0.18
Net income per common share—diluted	$0.40	$0.49	$0.72	$0.18

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10Q due to the reclassification of the net income and net gains on the dispositions of operating properties sold subsequent to December 31, 2001 to discontinued operations, in accordance with SFAS 144 (see Note 21).

25.    Subsequent Events

On January 18, 2005, aggregate distributions of $16.1 million were paid to common stockholders and common unitholders of record on December 31, 2004.

On February 15, 2005, aggregate distributions of $0.8 million were paid to Series E preferred stockholders of record on February 1, 2005 for the period commencing on and including November 15, 2004 and ending on and including February 14, 2005.

On February 15, 2005, aggregate distributions of $1.2 million were paid to Series F preferred stockholders of record on February 1, 2005 for the period commencing on and including December 8, 2004 and ending on and including February 14, 2005.

On February 15, 2005, aggregate distributions of $1.4 million were paid to the Series A Preferred unitholders.

On February 23, 2005 the Company’s Compensation Committee granted restricted shares of common stock to certain executive officers and key employees (see Note 15).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Schedule of Rental Property

	December 31, 2004
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)	Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
Kilroy Airport Center, El Segundo El Segundo, California	$		$6,141	$69,195	$31,996	$6,141	$101,191	$107,332	$66,120	1983(C)	699,192
Kilroy Airport Center, Phase I— Long Beach, California					26,962		26,962	26,962	6,309	1997(A)	225,083
Kilroy Airport Center, Phase II— Long Beach, California				47,387	14,126		61,513	61,513	33,933	1989(C)	395,478
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California			1,518	2,612	1,223	1,518	3,835	5,353	1,033	1997(A)	43,263
2829 Townsgate Road Thousand Oaks, California			5,248	8,001	1,758	5,248	9,759	15,007	2,706	1997(A)	81,158
181/185 S. Douglas Street El Segundo, California			525	4,687	4,084	628	8,668	9,296	5,289	1978(C)	61,604
SeaTac Office Center Seattle, Washington				25,993	21,685		47,678	47,678	35,939	1977(C)	532,430
2100 Colorado Avenue Santa Monica, California		84,857(3)	5,474	26,087	558	5,476	26,643	32,119	5,724	1997(A)	94,844
5151-5155 Camino Ruiz Camarillo, California			4,501	19,710	2,532	4,501	22,242	26,743	5,070	1997(A)	265,372
111 Pacifica Irvine, California		(3)	5,165	4,653	1,519	5,166	6,171	11,337	1,739	1997(A)	67,530
2501 Pullman/1700 Carnegie Santa Ana, California			6,588	9,211	5,319	7,127	13,991	21,118	2,203	1997(A)	128,266
26541 Agoura Road Calabasas, California			1,979	9,630	3,622	1,979	13,252	15,231	4,426	1997(A)	90,878
9451 Toledo Way Irvine, California				869	1,201		2,070	2,070	1,163	1997(A)	27,200
1633 26th Street Santa Monica, California			2,080	6,672	1,440	2,040	8,152	10,192	2,535	1997(A)	44,915
12400 High Bluff San Diego, California			15,167	40,497	2,454	15,167	42,951	58,118	1,611	2003(C)	208,464
601 Valencia Avenue Brea, California			3,518	2,900	237	3,519	3,136	6,655	710	1997(A)	60,891
6215/6220 Greenwich Drive San Diego, California		15,560(4)	4,796	15,863	8,225	5,148	23,736	28,884	6,077	1997(A)	212,214
6055 Lusk Avenue San Diego, California		78,168(5)	3,935	8,008	21	3,942	8,022	11,964	1,643	1997(A)	93,000
6260 Sequence Drive San Diego, California		(5)	3,206	9,803	23	3,212	9,820	13,032	2,011	1997(A)	130,000
6290 Sequence Drive San Diego, California		(5)	2,403	7,349	17	2,407	7,362	9,769	1,507	1997(A)	90,000
8101 Kaiser Blvd Anaheim, California			2,369	6,180	580	2,377	6,752	9,129	1,546	1997(A)	60,177
3130 Wilshire Blvd. Santa Monica, California			8,921	6,579	5,149	9,188	11,461	20,649	3,666	1997(A)	88,338
12312 W. Olympic Blvd. Los Angeles, California			3,325	12,202	912	3,399	13,040	16,439	2,691	1997(A)	78,000
525 N. Brand Blvd. Glendale, California			1,360	8,771	1,884	1,373	10,642	12,015	2,043	1997(A)	46,043

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost			Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)	Net Rentable Square Feet
Property Location	Encumbrances	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Kilroy Airport Long Beach— Phase IV(2) Long Beach, California				$2,088		$2,088	$2,088	$1,666
501 Santa Monica Blvd. Santa Monica, California	(3)	4,547	12,044	2,138	4,551	14,178	18,729	3,301	1998(A)	70,045
6340/6350 Sequence Drive San Diego, California	(3)	7,375	22,126	2,402	7,386	24,517	31,903	5,766	1998(A)	199,000
15378 Avenue of Science San Diego, California	(5)	3,565	3,796	1,588	3,565	5,384	8,949	1,069	1998(A)	68,910
Pacific Corporate Center San Diego, California	(3)	14,979	39,634	10,337	14,978	49,972	64,950	10,580	1998(A)	412,413
9455 Towne Center Drive San Diego, California	(5)		3,936	3,143	3,118	3,961	7,079	955	1998(A)	45,195
12225/12235 El Camino Real San Diego, California	(5)	3,207	18,176	2,096	3,213	20,266	23,479	3,273	1998(A)	115,513
12348 High Bluff Drive San Diego, California	(5)	1,629	3,096	2,038	1,629	5,134	6,763	1,993	1999(C)	38,710
4690 Executive Drive San Diego, California	(5)	1,623	7,926	1,161	1,623	9,087	10,710	1,732	1999(A)	50,546
9785/9791 Towne Center Drive San Diego, California	(5)	4,536	16,554	46	4,546	16,590	21,136	2,725	1999(A)	126,000
5005/5010 Wateridge Vista Drive San Diego, California		7,106	15,816	4,974	9,334	18,562	27,896	3,516	1999(C)	172,778
3579 Valley Center Drive San Diego, California	80,648(6)	2,167	6,897	2,888	2,858	9,094	11,952	1,528	1999(C)	52,375
Kilroy Airport Center—Phase III Long Beach, California			49,654	4,247		53,901	53,901	13,347	1999/2000(C)	328,502
12390 El Camino Real San Diego, California	31,000(7)	3,453	11,981	1,394	3,453	13,375	16,828	2,674	2000(C)	72,332
6310 Sequence Drive San Diego, California	(3)	2,941	4,946	(7)	2,941	4,939	7,880	1,066	2000(C)	62,415
15435/15445 Innovation Drive San Diego, California	10,349(8)	4,286	12,622	(178)	4,092	12,638	16,730	4,731	2000(C)	103,000
24025 Park Sorrento Calabasas, California	24,377(9)	845	15,896	414	845	16,310	17,155	3,653	2000(C)	102,264
12200 W. Olympic Blvd. Los Angeles, California		4,329	35,488	8,415	3,977	44,255	48,232	8,314	2000(C)	151,019
3611 Valley Centre Drive San Diego, California	(6)	4,184	19,352	6,758	5,259	25,035	30,294	3,692	2000(C)	130,178
3811 Valley Centre Drive San Diego, California	(6)	3,452	16,152	7,656	4,457	22,803	27,260	2,126	2000(C)	112,067
4955 Directors Place San Diego, California	17,529(10)	2,521	14,122	2,314	3,179	15,778	18,957	2,806	2000(C)	76,246
10390 Pacific Center San Diego, California		3,267	5,779	7,735	3,267	13,514	16,781	1,024	2001(C)	68,400
5717 Pacific Center San Diego California (11)		2,693	6,280	2,256	2,693	8,536	11,229	385	2001(C)	67,995
23975 Park Sorrento Calabasas, California	(9)	765	17,720	2,473	765	20,193	20,958	3,623	2001(C)	100,592
23925 Park Sorrento San Diego, California	(9)	50	2,346	173	50	2,519	2,569	363	2001(C)	11,789

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)	Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
909 N. Sepulveda Blvd. El Segundo, California (11)			$3,576	$34,042	$15,641	$3,577	$49,682	$53,259	$2,064	2001(A)	241,603
15051 Avenue of Science San Diego, California			2,888	5,780	5,552	2,888	11,332	14,220	1,384	2001(C)	70,617
15073 Avenue of Science San Diego, California			2,070	5,728	1,484	2,070	7,212	9,282	1,468	2001(C)	46,759
3661 Valley Centre Drive San Diego, California		(6)	4,038	21,144	5,899	4,725	26,356	31,081	3,446	2001(C)	129,752
10243 Genetic Center Drive San Diego, California		(7)	4,632	19,549	(28)	4,632	19,521	24,153	2,594	2001(C)	102,875
12100 W. Olympic Blvd. Los Angeles, California			352	45,611	9,974	9,633	46,304	55,937	2,129	2002(C)	151,000
4939 Directors Place San Diego, California		(10)	2,225	12,698	771	2,198	13,496	15,694	1,156	2002(C)	60,662
12340 El Camino Real San Diego, California			4,201	13,896	6,534	4,201	20,430	24,631	1,269	2002(C)	88,181
3721 Valley Centre Drive, San Diego, California		33,917(12)	4,297	18,967	5,378	4,254	24,388	28,642	1,231	2002(C)	114,780
999 N. Sepulveda Blvd. El Segundo, California			1,407	34,326	5,404	1,407	39,730	41,137	1,670	2002(C)	133,339
13500/13520 Evening Creek Drive North San Diego, California			15,161	71,806		15,161	71,806	86,967		2004(A)	281,830

TOTAL OFFICE PROPERTIES		$376,405	$216,586	$998,745	$272,685	$236,081	$1,251,935	$1,488,016	$302,013		7,984,022

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$		$132	$867	$2,698	$132	$3,565	$3,697	$3,541	1954(C)	192,053
3340 E. La Palma Avenue Anaheim, California			67	1,521	4,941	67	6,462	6,529	4,723	1966(C)	153,320
2260 E. El Segundo Blvd. El Segundo, California			1,423	4,194	2,353	1,703	6,267	7,970	4,195	1979(C)	113,820
2265 E. El Segundo Blvd. El Segundo, California			1,352	2,028	761	1,571	2,570	4,141	1,966	1978(C)	76,570
1000 E. Ball Road Anaheim, California			838	1,984	921	838	2,905	3,743	2,610	1956(C) 1974(A)	100,000
1230 S. Lewis Road Anaheim, California			395	1,489	2,058	395	3,547	3,942	2,983	1982(C)	57,730
12681/12691 Pala Drive Garden Grove, California			471	2,115	2,691	471	4,806	5,277	4,432	1980(A)	84,700
2270 E. El Segundo Blvd. El Segundo, California			361	100	156	419	198	617	136	1977(C)	6,362
5115 N. 27th Avenue Phoenix, Arizona			125	1,206	843	125	2,049	2,174	1,403	1962(C)	130,877
4155 E. La Palma Avenue Anaheim, California			1,148	2,681	385	1,148	3,066	4,214	815	1997(A)	74,618
4125 E. La Palma Avenue Anaheim, California			1,690	2,604	801	1,690	3,405	5,095	705	1997(A)	70,863
Brea Industrial Complex Brea, California		29,000(14)	1,263	13,927	345	1,263	14,272	15,535	3,225	1997(A)	276,278

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost			Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)	Net Rentable Square Feet
Property Location	Encumbrances	Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Garden Grove Industrial Complex Garden Grove, California		$1,868	$11,894	$490	$1,868	$12,384	$14,252	$2,912	1997(A)	275,971
17150 Von Karman Irvine, California	(14)	4,848	7,342	72	4,848	7,414	12,262	1,658	1997(A)	157,458
7421 Orangewood Avenue Garden Grove, California		612	3,967	1,686	612	5,653	6,265	1,079	1997(A)	82,602
5325 East Hunter Avenue Anaheim, California	82,073(13)	1,728	3,555	1,064	1,728	4,619	6,347	806	1997(A)	110,487
9401 Toledo Way Irvine, California		8,572	7,818	(2,331)	5,665	8,394	14,059	1,793	1997(A)	244,800
12400 Industry Street Garden Grove, California		943	2,110	35	943	2,145	3,088	487	1997(A)	64,200
2055 S.E. Main Street Irvine, California		772	2,343	148	772	2,491	3,263	568	1997(A)	47,583
14831 Franklin Avenue Tustin, California		1,112	1,065	271	1,113	1,335	2,448	441	1997(A)	36,256
1675 MacArthur Costa Mesa, California	(13)	2,076	2,114	153	2,076	2,267	4,343	486	1997(A)	50,842
3130/3150 Miraloma Anaheim, California	(13)	3,335	3,727	(11)	3,335	3,716	7,051	783	1997(A)	144,000
3125 E. Coronado Street Anaheim, California	(13)	3,669	4,341	245	3,669	4,586	8,255	942	1997(A)	144,000
1951 E. Carnegie Santa Ana, California		1,830	3,630	1,381	1,844	4,997	6,841	1,256	1997(A)	100,000
5115 E. La Palma Avenue Anaheim, California	(13)	2,462	6,675	4,502	2,464	11,175	13,639	2,538	1997(A)	286,139
3735 Imperial Highway Stockton, California	2,963(15)	764	10,747	18	764	10,765	11,529	2,204	1997(A)	164,540
1250 N. Tustin Avenue Anaheim, California	(14)	2,098	4,158	300	2,098	4,458	6,556	864	1998(A)	84,185
2911 Dow Avenue Tustin, California		1,124	2,408	519	1,124	2,927	4,051	528	1998(A)	51,410
25202 Towne Center Drive Foothill Ranch, California	(13)	3,334	8,243	4,701	4,949	11,329	16,278	3,752	1998(C)	303,533
3250 E. Carpenter Avenue Anaheim, California				2,289		2,289	2,289	601	1998(C)	41,225
925 / 1075 Lambert Road Brea, California	(13)	3,326	7,020	1,874	3,326	8,894	12,220	2,561	2000(C)	178,811
Anaheim Technology Center Anaheim, California	(13)	10,648	20,221	4,689	10,649	24,909	35,558	6,401	2000(C)	593,992
2525 Pullman Santa Ana, California		4,283	3,276	848	4,283	4,124	8,407	424	2002(A)	103,380

TOTAL INDUSTRIAL PROPERTIES	$114,036	$68,669	$151,370	$41,896	$67,952	$193,983	$261,935	$63,818		4,602,605

TOTAL ALL PROPERTIES	$490,441	$285,255	$1,150,115	$314,581	$304,033	$1,445,918	$1,749,951	$365,831		12,586,627

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

(3)	These properties secure a $84.9 million mortgage note.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	These properties secure a $15.6 million mortgage note.

(5)	These properties secure a $78.2 million mortgage note.

(6)	These properties secure a $80.6 million mortgage note.

(7)	These properties secure a $31.0 million mortgage note.

(8)	These properties secure a $10.3 million mortgage note.

(9)	These properties secure a $24.4 million mortgage note.

(10)	These properties secure a $17.5 million mortgage note.

(11)	These properties are not included in the Company’s stabilized portfolio at December 31, 2004. Both properties were in the lease-up phase as of December 31, 2004 and included in land and improvements and buildings and improvements in the consolidated balance sheet (see Note 2).

(12)	This property secures a $33.9 million mortgage note.

(13)	These properties secure a $82.1 million mortgage note.

(14)	These properties secure a $29.0 million mortgage note.

(15)	This property secures a $3.0 million mortgage note.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.7 billion as of December 31, 2004.

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2002 to December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Land, building and improvements, beginning of year	$1,594,875	$1,577,753	$1,409,865
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	155,076	17,122	167,888

Land, building and improvements, end of year	1,749,951	1,594,875	1,577,753

Undeveloped land and construction in progress, net, beginning of year	131,411	108,465	191,129
Change in undeveloped land and construction in progress, net	(34,866)	22,946	(82,664)

Undeveloped land and construction in progress, net, end of year	96,545	131,411	108,465

Total investment in real estate, net, end of year	$1,846,496	$1,726,286	$1,686,218

The following table reconciles the accumulated depreciation from January 1, 2002 to December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Beginning of year	$321,372	$278,503	$241,665
Net additions during the period	50,047	47,539	41,467
Dispositions of operating properties	(5,588)	(4,670)	(4,629)

End of year	$365,831	$321,372	$278,503

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables

Year Ended December 31, 2004—Allowance for uncollectible tenant receivables	$6,372	$(153)	$(300)	$5,919

Year Ended December 31, 2003—Allowance for uncollectible tenant receivables	$4,499	$2,096	$(223)	$6,372

Year Ended December 31, 2002—Allowance for uncollectible tenant receivables	$2,835	$2,233	$(569)	$4,499

Allowance for Unbilled Deferred Rent

Year Ended December 31, 2004—Allowance for deferred rent	$5,667	$1,080	$(175)	$6,572

Year Ended December 31, 2003—Allowance for deferred rent	$5,987	$(320)	$—	$5,667

Year Ended December 31, 2002—Allowance for deferred rent	$3,452	$4,683	$(2,148)	$5,987

EXHIBIT INDEX

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (4)(5)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (10)

4.7	Registration Rights Agreement dated as of October 6, 2000 (11)

4.8

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.9

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement (12)

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (13)

10.3	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

Exhibit Number	Description

10.5	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.6†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.7	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.8	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.9	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.11

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (15)

10.12	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.13	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.14	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.15	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.16	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.17	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (15)

10.18	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates an the City of Long Beach (15)

10.19	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (14)

10.20	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.21	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.22	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (14)

10.23	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (14)

10.24	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.25	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.26	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (16)

10.27	Form of Environmental Indemnity Agreement (16)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (17)

Exhibit Number	Description

10.29	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (17)

10.30†	Employment Agreement between the Registrant and John B. Kilroy, Jr. (17)

10.31†	Amended and Restated Employment Agreement between the Registrant and Richard E. Moran Jr. (17)

10.32†	Employment Agreement between the Registrant and Jeffrey C. Hawken (18)

10.33†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.34†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.35	License Agreement by and among the Registrant and the other persons named therein (17)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (18)

10.37	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.38	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (19)

10.39	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (20)

10.40	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

10.41

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (20)

10.42

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

10.43	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.44	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.45	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (19)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.47	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (21)

10.48	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (21)

10.49	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

10.50	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (21)

10.51	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (21)

Exhibit Number	Description

10.52	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (21)

10.53	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (21)

10.54	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (21)

10.55	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (21)

10.56	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (22)

10.57

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California and Viking Investors of Southern California II (23)

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

12.1*	Statement of Computations of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions

21.1	List of Subsidiaries of the Registrant (2)

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included in the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.