Form 10-K/A
period 2004-12-31
KILROY REALTY CORP
filed 2005-03-31
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to Form 10-K on

FORM 10-K/A

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12675

KILROY REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4598246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12200 W. Olympic Boulevard, Suite 200 Los Angeles, California	90064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 481-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

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

EXPLANATORY NOTE

This amendment to the Form 10-K of Kilroy Realty Corporation is filed to correct the certifications of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(d) and Rule 15d-14(d), filed as exhibits 31.1 and 31.2. The exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to the company’s internal control over financial reporting. The amendment is also filed to update exhibit 23.1 to reflect the corrected consent of Deloitte & Touche, LLP, the company’s independent auditors. The exhibit 23.1 originally filed inadvertently omitted reference to the independent auditors attestation report prepared in accordance with Item 308(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

KILROY REALTY CORPORATION

By:	/s/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
* John B. Kilroy, Sr.	Chairman of the Board	March 31, 2005

* John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

* Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005

/s/ ANN MARIE WHITNEY Ann Marie Whitney	Senior Vice President and Controller (Principal Accounting Officer)	March 31, 2005

* Edward F. Brennan, Ph.D.	Director	March 31, 2005

* John R. D’Eathe	Director	March 31, 2005

* William P. Dickey	Director	March 31, 2005

* Matthew J. Hart	Director	March 31, 2005

* Dale F. Kinsella	Director	March 31, 2005

*By: /s/ ANN MARIE WHITNEY
Ann Marie Whitney Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
23.1*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	Filed herewith