Form 10-Q
period 2005-03-31
KILROY REALTY CORP
filed 2005-04-27
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 26, 2005, 28,894,505 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$295,409	$304,033
Buildings and improvements, net	1,428,069	1,445,918
Undeveloped land and construction in progress	103,388	96,545

Total real estate held for investment	1,826,866	1,846,496
Accumulated depreciation and amortization	(373,514)	(365,831)

Total real estate assets, net	1,453,352	1,480,665

CASH AND CASH EQUIVALENTS	11,040	4,853
RESTRICTED CASH	2	332
CURRENT RECEIVABLES, NET	3,177	4,843
DEFERRED RENT RECEIVABLES, NET	49,015	46,816
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	49,586	51,251
DEFERRED FINANCING COSTS, NET (Note 5)	6,102	5,849
PREPAID EXPENSES AND OTHER ASSETS	8,332	5,046

TOTAL ASSETS	$1,580,606	$1,599,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$486,563	$490,441
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 4)	153,000	167,000
Accounts payable, accrued expenses and other liabilities (Note 7)	71,874	73,005
Accrued distributions (Note 13)	17,844	16,923
Rents received in advance, tenant security deposits and deferred revenue	21,404	21,605

Total liabilities	894,685	912,974

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 6):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	56,039	60,351

Total minority interests	129,677	133,989

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,894,505 and 28,548,597 shares issued and outstanding, respectively	290	286
Additional paid-in capital	522,233	515,285
Deferred compensation	(3,558)	(1,412)
Distributions in excess of earnings	(85,387)	(83,394)
Accumulated net other comprehensive income (Note 5)	1,084	345

Total stockholders’ equity	556,244	552,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,580,606	$1,599,655

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
REVENUES (Note 9):
Rental income	$53,268	$46,909
Tenant reimbursements	5,751	5,323
Other property income	229	1,018

Total revenues	59,248	53,250

EXPENSES (Note 9):
Property expenses	9,461	8,503
Real estate taxes	4,420	3,889
Provision for bad debts	1,133	224
Ground leases	405	330
General and administrative expenses (Note 7)	6,024	7,693
Interest expense	9,622	9,210
Depreciation and amortization	16,237	13,691

Total expenses	47,302	43,540

OTHER INCOME
Interest and other income	57	307

Total other income	57	307

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,003	10,017

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 6)	(1,397)	(2,521)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(977)	(953)

Total minority interests	(2,374)	(3,474)

INCOME FROM CONTINUING OPERATIONS	9,629	6,543

DISCONTINUED OPERATIONS (Note 10)
Revenues from discontinued operations	1,068	2,173
Expenses from discontinued operations	(590)	(1,188)
Net gain on disposition of discontinued operations	5,779
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations.	(741)	(33)

Total income from discontinued operations	5,516	226

NET INCOME	15,145	6,769
PREFERRED DIVIDENDS	(2,402)	(785)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$12,743	$5,984

Income from continuing operations per common share—basic (Note 11)	$0.34	$0.23

Income from continuing operations per common share—diluted (Note 11)	$0.33	$0.23

Net income per common share—basic (Note 11)	$0.45	$0.21

Net income per common share—diluted (Note 11)	$0.44	$0.21

Weighted average shares outstanding—basic (Note 11)	28,554,806	28,116,679

Weighted average shares outstanding—diluted (Note 11)	28,719,711	28,303,236

Dividends declared per common share	$0.510	$0.495

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

		Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Income
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital				Total
BALANCE AT DECEMBER 31, 2004	$121,582	28,548,597	$286	$515,285	$(1,412)	$(83,394)	$345	$552,692
Net income						15,145		15,145
Net other comprehensive income (Note 5)							739	739

Comprehensive income (Note 12)								15,884
Issuance of restricted stock (Note 7)		101,112	1	4,180	(2,745)			1,436
Exercise of stock options		16,666		375				375
Non-cash amortization of restricted stock					599			599
Repurchase of common stock (Note 7)		(41,119)		(1,745)				(1,745)
Redemption of common limited partnership units of the Operating Partnership (Note 6)		269,249	3	7,244				7,247
Stock option expense (Note 1)				4				4
Adjustment for minority interest (Note 1)				(3,110)				(3,110)
Preferred dividends						(2,402)		(2,402)
Common dividends declared ($0.510 per share)						(14,736)		(14,736)

BALANCE AT MARCH 31, 2005	$121,582	28,894,505	$290	$522,233	$(3,558)	$(85,387)	$1,084	$556,244

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,145	$6,769
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	16,322	13,986
Net gain on disposition of operating properties	(5,779)
Impairment loss on property held for sale		726
Minority interest in earnings of Operating Partnership	1,718	986
Non-cash amortization of restricted stock grants	877	899
Non-cash amortization of deferred financing costs	412	809
Amortization of above/below market rents, net	(303)	(6)
Increase (decrease) in provision for uncollectible tenant receivables	722	(23)
Increase in provision for uncollectible deferred rent receivables	408	284
Depreciation of furniture, fixtures and equipment	220	226
Other	12	54
Changes in assets and liabilities:
Current receivables	945	(1,046)
Deferred rent receivables	(4,175)	(2,768)
Deferred leasing costs	(415)	(251)
Prepaid expenses and other assets	(3,713)	(402)
Accounts payable, accrued expenses and other liabilities	66	184
Rents received in advance, tenant security deposits and deferred revenue	(201)	(1,572)
Accrued distributions to Cumulative Redeemable Preferred unitholders		(63)

Net cash provided by operating activities	22,261	18,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(5,175)	(3,738)
Expenditures for development and redevelopment projects and undeveloped land	(11,713)	(5,759)
Net proceeds received from dispositions of operating properties	37,859

Net cash provided by (used in) investing activities	20,971	(9,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt		115,218
Net repayments on unsecured line of credit	(14,000)	(85,000)
Principal payments on secured debt	(3,878)	(23,972)
Distributions paid to common stockholders and common unitholders	(16,106)	(16,020)
Repurchase of common stock (Note 7)	(1,745)	(1,270)
Decrease (increase) in restricted cash	330	(1,227)
Financing costs	(11)	(247)
Proceeds from exercise of stock options	375	793
Distributions to preferred stockholders	(2,010)	(732)

Net cash used in financing activities	(37,045)	(12,457)

Net increase (decrease) in cash and cash equivalents	6,187	(3,162)
Cash and cash equivalents, beginning of period	4,853	9,892

Cash and cash equivalents, end of period	$11,040	$6,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,950 and $1,816 at March 31, 2005 and 2004, respectively	$11,204	$8,123

Distributions paid to Cumulative Redeemable Preferred unitholders	$1,397	$2,555

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,633	$16,075

Receipt of stock in connection with a lease termination fee		$494

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of March 31, 2005, the Company’s stabilized portfolio of operating properties consisted of 82 office buildings (the “Office Properties”) and 48 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.6 million and 4.5 million rentable square feet, respectively, and was 94.1% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes properties currently under construction or “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of March 31, 2005 the Company had one redevelopment property encompassing approximately 241,600 rentable square feet, which was in the lease-up phase. In addition, as of March 31, 2005 the Company had two development properties under construction, which when completed are expected to encompass approximately 103,300 rentable square feet.

The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 88.6% general partnership interest in the Operating Partnership as of March 31, 2005. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net income after preferred distributions is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all capital transactions result in an allocation between stockholders’ equity and the minority interest held by common unitholders of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

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

	Three Months Ended March 31,
	2005	2004
	(in 000s, except per share amounts)
Net income available for common stockholders, as reported	$12,743	$5,984
Add: Stock option expense included in reported net income	4	7
Deduct: Total stock option expense determined under fair value recognition method for all awards	(4)	(10)

Pro forma net income available for common stockholders	$12,743	$5,981

Net income per common share:
Basic—as reported	$0.45	$0.21

Basic—pro forma	$0.45	$0.21

Diluted—as reported	$0.44	$0.21

Diluted—pro forma	$0.44	$0.21

2.    Dispositions

Dispositions

During the three months ended March 31, 2005, the Company sold the following properties:

Address / City	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2501 Pullman/1700 Carnegie Santa Ana, CA	Office	March	2	128,266
525 North Brand Glendale, CA	Office	March	1	46,043
5115 North 27th Avenue Phoenix, AZ	Industrial	March	1	130,877

Total			4	305,186

These properties were sold through a portfolio transaction for an aggregate gross sales price of $38.7 million. The Company recorded a net gain of approximately $5.8 million in connection with the disposition. The Company used the net cash proceeds from the sale of these properties to fund its development programs and to repay borrowings under the Credit Facility (defined in Note 4). The net income and the net gain on disposition for these properties have been included in discontinued operations for the three months ended March 31, 2005 and 2004 (see Note 10).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Redevelopment Projects

Stabilized Redevelopment Project

During the three months ended March 31, 2005, the Company added the following redevelopment project to the Company’s stabilized portfolio:

Address / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
5717 Pacific Center Blvd. Sorrento Mesa San Diego, CA	Office	Q1 2004	Q1 2005	1	68,000

4.    Unsecured and Secured Debt

Unsecured Line of Credit

As of March 31, 2005, the Company had borrowings of $153.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $272.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing (4.01% at March 31, 2005), and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a minimum debt service coverage and fixed charge coverage ratios, minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at March 31, 2005.

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized was $2.1 million for both the three months ended March 31, 2005 and 2004.

5.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at March 31, 2005:

Type of Instrument	Notional Amount	Index	Rate	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	2.57%	November 2005	$258
Interest rate swap	25,000	LIBOR	2.98%	December 2006	413
Interest rate swap	25,000	LIBOR	2.98%	December 2006	413

Total included in deferred financing costs					$1,084

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2005, the Company’s interest-rate swap agreement to fix LIBOR on $50 million of its variable-rate debt at 4.46% expired. The instruments described above have been designated as cash flow hedges. As of March 31, 2005, the balance in accumulated other net comprehensive income (“AOCI”) was approximately $1.1 million relating to the net increase in the fair market value of the derivative instruments since their inception. For the three months ended March 31, 2005 and 2004, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in AOCI will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned an 88.6% and 87.2% general partnership interest in the Operating Partnership as of March 31, 2005 and 2004.

During the three months ended March 31, 2005, 269,249 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock for the redemption of the common limited partnership units.

7.    Stockholders’ Equity and Employee Incentive Plans

In February 2005, the Company’s Compensation Committee granted an aggregate of 101,112 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing price per share of $41.35 on the February 23, 2005 grant date and is amortized on a straight-line basis over the performance and vesting periods. Of the shares granted, 18,139 vest at the end of a one-year period, 61,812 vest in equal annual installments over a two-year period and 21,161 vest in equal annual installments over a five-year period. The Company recorded approximately $0.3 million in compensation expense related to these restricted stock grants during the three months ended March 31, 2005 and 2004.

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provides for cash compensation to be earned at December 31, 2005 if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and relative basis. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the period exceeds 10%. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period, and includes additional incentives for annualized total return to stockholders that is at or above the 80th percentile. Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. Under the absolute portion of the plan, for every $1 change in the Company’s ten-day average closing stock price, the total payable over the three-year term of the plan changes by approximately $1.7 million. During the three months ended March 31, 2005 and 2004, the Company accrued approximately $1.7 million and $3.6 million, respectively, of compensation expense related to this plan, which is included in general and administrative expenses. The total amount accrued relating to the plan was $26.1 million as of March 31, 2005 which is included in accounts payable, accrued expenses and other liabilities.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2005, the Company accepted the return, at the current quoted market price, of 41,119 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

8.    Commitments and Contingencies

In January 2005, the Company paid $1.8 million pursuant to a court approved settlement agreement related to a lease termination that occurred in 2001. The amount was previously recorded as a charge to other property income during the third quarter of 2004.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$50,165	$44,075
Property and related expenses	14,003	11,626

Net Operating Income, as defined	36,162	32,449

Industrial Properties:
Operating revenues(1)	9,083	9,175
Property and related expenses	1,416	1,320

Net Operating Income, as defined	7,667	7,855

Total Reportable Segments:
Operating revenues(1)	59,248	53,250
Property and related expenses	15,419	12,946

Net Operating Income, as defined	43,829	40,304

Reconciliation to Consolidated Net Income:
Total Net Operating Income, as defined, for reportable segments	43,829	40,304
Other unallocated revenues:
Interest and other income	57	307
Other unallocated expenses:
General and administrative expenses	6,024	7,693
Interest expense	9,622	9,210
Depreciation and amortization	16,237	13,691

Income from continuing operations before minority interests	12,003	10,017
Minority interests attributable to continuing operations	(2,374)	(3,474)
Income from discontinued operations	5,516	226

Net income	15,145	6,769
Preferred dividends	(2,402)	(785)

Net income available to common stockholders	$12,743	$5,984

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain or loss on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three months ended March 31, 2005 and 2004, discontinued operations included the net income and the net gain on sale of three office buildings and one industrial building sold during the three months ended March 31, 2005 (see Note 2). For the three months ended March 31, 2004, discontinued operations also included the net income, the impairment loss and net gain or loss on sale of one office property and one industrial property sold in 2004. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
REVENUES:
Rental income	$931	$1,966
Tenant reimbursements	137	204
Other property income		3

Total revenues	1,068	2,173

EXPENSES:
Property expenses	173	444
Real estate taxes	115	185
Provision for bad debts	(3)	38
Depreciation and amortization	305	521

Total expenses	590	1,188

Income from discontinued operations before minority interests	478	985
Net gain on disposition of discontinued operations	5,779
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(741)	(33)

Total income from discontinued operations	$5,516	$226

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Net income from continuing operations before preferred dividends	$9,629	$6,543
Discontinued operations	5,516	226
Preferred dividends	(2,402)	(785)

Net income available for common stockholders—numerator for basic and diluted earnings per share	$12,743	$5,984

Denominator:
Basic weighted-average shares outstanding	28,554,806	28,116,679
Effect of dilutive securities-stock options and restricted stock	164,905	186,557

Diluted weighted-average shares and common share equivalents outstanding	28,719,711	28,303,236

Basic earnings per share:
Net income from continuing operations before preferred dividends	$0.34	$0.23
Discontinued operations	0.19	0.01
Preferred dividends	(0.08)	(0.03)

Net income available for common stockholders	$0.45	$0.21

Diluted earnings per share:
Net income from continuing operations before preferred dividends	$0.33	$0.23
Discontinued operations	0.19	0.01
Preferred dividends	(0.08)	(0.03)

Net income available for common stockholders	$0.44	$0.21

At March 31, 2005, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 consisted of net income plus changes in the fair market value of cash flow hedges that were properly not reflected in the consolidated statements of operations. The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$15,145	$6,769
Net other comprehensive income (loss):
Unrealized derivative gain (loss) on cash flow hedges, net	739	(109)

Comprehensive income	$15,884	$6,660

13.    Subsequent Events

On April 15, 2005, aggregate distributions of approximately $16.6 million were paid to common stockholders and common unitholders of record on March 31, 2005.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and under the caption “Factors That May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 88.6% and 87.2% general partnership interest in the Operating Partnership as of March 31, 2005 and 2004, respectively.

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

Rental rates.    For leases that commenced during the three months ended March 31, 2005, the change in rental rate was an increase of 10.5% on a GAAP basis, and a decrease of 2.8% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. Management believes that the average rental rates for its properties are approximately at the current average quoted market rates, although individual properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 705,500 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 4.7% and 10.2% of the leased square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2005 and 2006, respectively. The leases scheduled to expire during the remainder of 2005 and the leases scheduled to expire in 2006 represent approximately 1.0 million square feet of office space, or 11.1% of the Company’s total annualized base rent, and 0.6 million square feet of industrial space, or 2.5% of the Company’s total annualized base rent, respectively. Management believes that the average rental rates for leases scheduled to expire during the remainder of 2005 are approximately at the current average quoted market rates. The Company’s ability to release available space depends upon the market conditions in the specific submarkets in which the Properties are located.

Submarket Information

Los Angeles County.    There have been modest signs of improvement in market conditions in the overall Los Angeles County region during the last two years based on third-party reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. Most notable have been the improvements seen in the West Los Angeles and Long Beach submarkets. Conversely, the El Segundo submarket remains the Company’s most significant leasing challenge as management continues to see only mild signs of improvement in this region. At March 31, 2005, the Company’s Los Angeles stabilized office portfolio was 94% occupied with approximately 170,500 vacant rentable square feet as compared to 91% occupied with approximately 257,100 vacant rentable square feet at December 31, 2004. As of March 31, 2005, leases representing an aggregate of approximately 118,000 and 367,500 rentable square feet are scheduled to expire during the remainder of 2005 and 2006, respectively, in this region.

The Los Angeles stabilized portfolio includes an office building that was developed by the Company that has not yet reached stabilized occupancy. The building, which is located in a two-building office complex in the El Segundo submarket, was added to the stabilized portfolio in 2003 since one year had passed following substantial completion. This building encompasses approximately 133,300 rentable square feet and was approximately 56% occupied as of March 31, 2005 compared to 37% as of December 31, 2004. The Company is currently in lease negotiations on an additional 38,000 square feet of space in this building, which, if executed, will increase occupancy to 84% from 56% as of March 31, 2005. Within the same complex in El Segundo, the Company has one office redevelopment project encompassing approximately 241,600 rentable square feet. This project was in the lease-up phase and was 19% leased as of March 31, 2005.

San Diego County.    San Diego County remains one of the strongest markets in Southern California real estate based on third-party reports of positive absorption, increased rental rates and growing tenant demand. The Company continues to expand its presence in this market by aggressively seeking development opportunities in the region. In March 2005, the Company committed to develop a four-building office complex, which when complete will encompass an aggregate of approximately 466,000 rentable square feet. The Company has pre-leased three of the four buildings, or 78% of the rentable square feet, to a single tenant. See additional information under the caption “—Recent Information Regarding Significant Tenants—Intuit, Inc.” The Company also commenced construction on the third phase of a development project in July 2004, which when complete will encompass an aggregate of approximately 103,000 rentable square feet. This development project was not leased as of March 31, 2005. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs.”

As of March 31, 2005, the Company’s San Diego stabilized office portfolio was 94% occupied with approximately 204,000 vacant rentable square feet compared to 97% occupied with approximately 102,300 vacant rentable square feet as of December 31, 2004. The decrease in occupancy is primarily attributable to one redevelopment project, encompassing approximately 68,000 rentable square feet, that was previously in the lease-up phase and was added to the stabilized portfolio during the first quarter of 2005 since one year had passed following substantial completion. This project has not been leased as of March 31, 2005. Leases representing an aggregate of approximately 130,000 and 210,000 rentable square feet are scheduled to expire during the remainder of 2005 and 2006, respectively in this region.

Orange County.    As of March 31, 2005, the Company’s Orange County properties were 98% occupied with approximately 73,100 vacant rentable square feet. As of March 31, 2005, leases representing an aggregate of approximately 217,000 and 358,700 rentable square feet were scheduled to expire during the remainder of 2005 and 2006, respectively, in this region.

Sublease space.    Of the Company’s leased space at March 31, 2005, approximately 420,300 rentable square feet, or 3.5%, of the square footage in the Company’s stabilized portfolio was available for sublease, as compared to 435,200 rentable square feet, or 3.5% at December 31, 2004. Of the 3.5% of available sublease space in the Company’s stabilized portfolio as of March 31, 2005, approximately 2.9% was vacant space and the remaining 0.6% was occupied. Approximately 74% of the available sublease space as of March 31, 2005 is located in the Orange County submarket. Of the approximately 420,300 rentable square feet available for sublease at March 31, 2005, approximately 18,200 and 2,500 rentable square feet represents leases scheduled to expire during the remainder of 2005 and 2006, respectively.

Negative trends or other events that impair the Company’s ability to renew or release space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent Information Regarding Significant Tenants

The Boeing Company.    As of March 31, 2005, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 831,300 rentable square feet of office space under seven separate leases, representing approximately 5.8% of the Company’s total annual base rental revenues. In April 2005, The Boeing Company extended, renewed or otherwise modified three of its existing leases. It extended one lease, which was scheduled to expire in January 2006, at a building located in El Segundo, encompassing approximately 101,000 rentable square feet. The extended lease expires in January 2007 and can be terminated by either party with 60-days advanced notice no earlier than April 30, 2006. The Boeing Company also renewed one lease at a building located in Anaheim, encompassing approximately 65,500 rentable square feet. The lease, which was originally scheduled to expire in October 2005, was extended through October 2010. In addition, an agreement was signed for a lease in Long Beach that was scheduled to expire in September 2005, whereby The Boeing Company will continue to pay rent on its lease, which encompasses approximately 43,600 rentable square feet, through May 31, 2005. Effective June 1, 2005 another company will take possession and begin paying rent on approximately 28,100 rentable square feet that is currently leased to The Boeing Company. For the period June 1, 2005 through September 30, 2005 The Boeing Company will continue to occupy and pay rent on the remaining approximately 15,500 rentable square feet. Furthermore, one lease, encompassing approximately 211,100 rentable square feet, is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease on December 31, 2006 by giving the Company written notice one year in advance. The other three leases are scheduled to expire at various dates between August 2005 and March 2009.

Intuit Inc.    As of March 31, 2005, Intuit, Inc. (“Intuit”), the Company’s sixth largest tenant, leased an aggregate of approximately 264,000 rentable square feet of office space under three separate leases, representing approximately 2.2% of the Company’s total annual base rental revenues. In March 2005, the Company executed a 10-year lease agreement with Intuit for approximately 365,000 rentable square feet. Under this agreement, Intuit will lease three of the four buildings in an office complex that the Company has committed to develop in the I-56 Corridor submarket in San Diego County. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs.” The agreement also provides Intuit with the option to lease the fourth building. One of the earlier leases, encompassing approximately 212,000 rentable square feet, is scheduled to expire in April 2007. In connection with the new lease agreement, Intuit has the option to remain in approximately 141,000 rentable square feet of this space until it can occupy the new buildings, which is expected to be in the third quarter of 2007. In addition, Intuit has the option to extend this lease for the remaining 71,000 rentable square feet for up to two years. This second option must be exercised by January 1, 2006. The other two leases, which are in the Long Beach and Calabasas submarkets and encompass approximately 49,000 and 3,000 rentable square feet, are scheduled to expire in July 2014 and December 2005, respectively. Upon commencement of the new San Diego lease, Intuit is projected to become the Company’s largest tenant based on its percentage of the Company’s total annual base rent.

Development and redevelopment programs.    Management believes that a significant portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. During 2002 and 2003, the Company scaled back its development activity as result of the economic environment and its impact on the Company’s ability to lease projects within budgeted timeframes. However, as San Diego County remains one of the strongest market in Southern California, the Company has continued to aggressively seek development opportunities in the region. In March 2005, the Company committed to develop a four-building office complex in the I-56 Corridor submarket. The Company has pre-leased three of the four buildings, or 78% of the rentable square feet, to a single tenant and expects to complete the project by the third quarter of 2007. The project has a total estimated investment of $145 million and will encompass an aggregate of approximately 466,000 rentable square feet. See additional information under the caption “—Recent Information Regarding Significant Tenants—Intuit, Inc.” In addition, the Company commenced construction in July 2004 on the third phase of its Innovation Corporate Center, which is located in the San Diego County I-15 Corridor submarket. The first two phases of this development project, which encompass an aggregate of approximately 289,000 rentable square feet, are 100% leased. The third phase will include two office buildings and will encompass an aggregate of approximately 103,000 rentable square feet and has a total estimated investment of approximately $23 million. The Company does not currently have any lease commitments for these buildings as of March 31, 2005. However, management believes the prospects of leasing the project are positive given that the number of businesses actively seeking new office space in the region continues to grow.

The Company also owns approximately 41.6 acres of undeveloped land upon which the Company currently expects to develop an aggregate of approximately 0.8 million rentable square feet of office space within the next three to five years. All of the Company’s undeveloped land is located in San Diego County. See additional information regarding the Company’s development portfolio under the caption “Development and Redevelopment” in this report.

Management believes that another source of the Company’s potential growth over the next several years will come from redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s redevelopment portfolio currently consists of an office building in El Segundo for which the Company performed extensive interior refurbishments. The building had previously been occupied by a single tenant for approximately 30 years. This project, which encompasses approximately 241,600 rentable square feet, was completed in 2004 and is expected to be added to the stabilized portfolio in the third quarter of 2005. As of March 31, 2005, this property was 19% leased. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California since 95.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14% during 2002, approximately 11% during 2003, approximately 12% during 2004, and approximately 3% year to date in 2005. As of the date of this report, the Company had not experienced any material effects arising from either of these issues.

In addition, the California State legislature is currently evaluating split tax roll legislation, which if enacted, could have a material effect on the Company’s operating results. If the current initiative is passed, the tax rate on commercial property in California would increase, which would result in significant increases in real estate taxes for the Company’s properties located in California.

Incentive Compensation.    The Company has long-term incentive compensation programs that provide for cash and stock compensation to be earned by the Company’s senior officers if the Company attains certain performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. As a result, accrued incentive compensation in future periods is affected by the ten-day average closing price per share of the Company’s common stock at the end of each quarter. Future increases or decreases in the price per share of the Company’s common stock and the resultant cumulative annualized shareholder return calculations will cause an increase or decrease to general and administrative expenses and a corresponding decrease or increase to net income available to common shareholders. Under the absolute component of a special long-term plan for the Company’s executive officers, every $1 change in the Company’s ten-day average closing stock price at the end of each period equates to an approximate $1.7 million change in the total amount payable at the end of the three-year term of the plan (see Note 7 to the Company’s consolidated financial statements for further discussion about the program). Management cannot predict the amounts that will be ultimately recorded in future periods related to these programs since they are significantly influenced by the Company’s stock price and market conditions.

Results of Operations

As of March 31, 2005, the Company’s stabilized portfolio was comprised of 82 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.6 million rentable square feet, and 48 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.5 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of March 31, 2005, the Office and Industrial Properties represented 84.7% and 15.3%, respectively, of the Company’s annualized base rent. For the three months ended March 31, 2005, average occupancy in the Company’s stabilized portfolio was 94.3% compared to 90.8% for the three months ended March 31, 2004. As of March 31, 2005, the Company had approximately 705,500 rentable square feet of vacant space in its stabilized portfolio compared to 1,103,400 rentable square feet as of March 31, 2004.

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from March 31, 2004 to March 31, 2005. Rentable square footage in the Company’s portfolio of stabilized properties remained consistent at approximately 12.0 million rentable square feet at March 31, 2005, compared to March 31, 2004.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at March 31, 2004	81	7,183,563	50	4,878,603	131	12,062,166
Acquisitions	2	281,830			2	281,830
Properties added from the Development Portfolio	1	208,464			1	208,464
Properties added from the Redevelopment Portfolio	1	67,995			1	67,995
Dispositions(1)(2)	(3)	(174,309)	(2)	(407,914)	(5)	(582,223)
Remeasurement		(155)		1,039		884

Total at March 31, 2005	82	7,567,388	48	4,471,728	130	12,039,116

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.
(2)	Dispositions do not include the one office property that was classified as held for sale as of March 31, 2004. This property was sold in May 2004, but was removed from the stabilized portfolio upon being classified as held for sale as of March 31, 2004.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 9 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$36,162	$32,449	$3,713	11.4%
Industrial Properties	7,667	7,855	(188)	(2.4)

Total portfolio	43,829	40,304	3,525	8.7

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	43,829	40,304	3,525	8.7
Other expenses:
General and administrative expenses	6,024	7,693	(1,669)	(21.7)
Interest expense	9,622	9,210	412	4.5
Depreciation and amortization	16,237	13,691	2,546	18.6
Interest and other income	57	307	(250)	(81.4)

Income from continuing operations before minority interest	12,003	10,017	1,986	19.8
Minority interests attributable to continuing operations	(2,374)	(3,474)	1,100	(31.7)
Income from discontinued operations	5,516	226	5,466	2418.6

Net income	15,145	6,769	8,376	123.7
Preferred dividends	(2,402)	(785)	(1,617)	206.0

Net income available to common stockholders	$12,743	$5,984	$6,759	113.0%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($’s in thousands)
Operating revenues:
Rental income	$45,297	$39,113	$6,184	15.8%	$39,189	$36,544	$2,645	7.2%
Tenant reimbursements	4,721	4,432	289	6.5	4,426	4,427	(1)	(0.0)
Other property income	147	530	(383)	(72.3)	145	514	(369)	(71.8)

Total	50,165	44,075	6,090	13.8	43,760	41,485	2,275	5.5

Property and related expenses:
Property expenses	8,823	7,876	947	12.0	7,972	7,485	487	6.5
Real estate taxes	3,701	3,176	525	16.5	3,162	2,985	177	5.9
Provision for bad debts	1,074	244	830	340.2	896	190	706	371.6
Ground leases	405	330	75	22.7	405	330	75	22.7

Total	14,003	11,626	2,377	20.4	12,435	10,990	1,445	13.1

Net Operating Income, as defined	$36,162	$32,449	$3,713	11.4%	$31,325	$30,495	$830	2.7%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at March 31, 2005.

Total revenues from Office Properties increased $6.1 million, or 13.8%, to $50.2 million for the three months ended March 31, 2005 compared to $44.1 million for the three months ended March 31, 2004. Rental income from Office Properties increased $6.2 million, or 15.8%, to $45.3 million for the three months ended March 31, 2005 compared to $39.1 million for the three months ended March 31, 2004. Rental income generated by the Core Office Portfolio increased $2.6 million, or 7.2%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 5.6% to 94.6% for the three months ended March 31, 2005 compared to 89.0% for the same period in 2004. The remaining $3.6 million increase in rental income was attributable to a $2.3 million increase in rental income generated by the two office buildings acquired by the Company in the fourth quarter of 2004 (the “Office Acquisition Properties”), a $0.9 million increase in rental income generated by the office redevelopment properties that were completed during 2004 (the “Office Redevelopment Properties”) and a $0.4 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (the “Office Development Property”).

Tenant reimbursements from Office Properties increased $0.3 million, or 6.5%, to $4.7 million for the three months ended March 31, 2005 compared to $4.4 million for the three months ended March 31, 2004. Tenant reimbursements generated by the Core Office Portfolio remained consistent at $4.4 million for the three months ended March 31, 2005 compared to the same period in 2004. An increase of $0.2 million in tenant reimbursements is attributable to the Office Redevelopment Properties and an increase of $0.1 million in tenant reimbursements is attributable to the Office Development Property. Other property income from Office Properties decreased approximately $0.4 million, or 72.3%, to $0.1 million for the three months ended March 31, 2005 compared to $0.5 million for the three months ended March 31, 2004. Other property income for both periods consisted primarily of lease termination fees and other related income associated with early lease terminations within the Core Office Portfolio.

Total expenses from Office Properties increased $2.4 million, or 20.4%, to $14.0 million for the three months ended March 31, 2005 compared to $11.6 million for the three months ended March 31, 2004. Property expenses from Office Properties increased $0.9 million, or 12.0%, to $8.8 million for the three months ended March 31, 2005 compared to $7.9 million for the three months ended March 31, 2004. An increase of $0.5 million, or 6.5%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, janitorial and other contract services related to the increase in occupancy. Of the remaining increase of $0.4 million in property expenses, $0.3 million was attributable to the Office Acquisition Properties and $0.1 million was attributable to both the Office Development Property and the Office Redevelopment Properties. Real estate taxes from Office Properties increased $0.5 million, or 16.5%, for the three months ended March 31, 2005 as compared to the same period in 2004. Real estate taxes for the Core Office Portfolio increased $0.2 million, or 5.9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The remaining $0.3 million increase in real estate taxes was due to a $0.2 million increase in property taxes generated by the Office Acquisition Properties and a $0.1 million increase in property taxes generated by the Office Redevelopment Properties. The provision for bad debts from Office Properties increased $0.8 million, or 340.2%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company increased its reserves for certain tenants on the Company’s watchlist that the Company closely monitors because the tenant may be experiencing financial difficulties or they are consistently late in paying outstanding balances. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties increased $0.1 million, or 22.7%, to $0.4 million for the three months ended March 31, 2005 compared to $0.3 million for the three months ended March 31, 2004.

Net Operating Income, as defined, from Office Properties increased $3.7 million, or 11.4%, to $36.2 million for the three months ended March 31, 2005 compared to $32.5 million for the three months ended March 31, 2004. Of this increase, $0.8 million was generated by the Core Office Portfolio due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $2.9 million, $1.6 million was generated by the Office Acquisition Properties, $0.9 million was generated by the Office Redevelopment Properties and $0.4 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$7,971	$7,796	$175	2.2%
Tenant reimbursements	1,030	891	139	15.6
Other property income	82	488	(406)	(83.2)

Total	9,083	9,175	(92)	(1.0)

Property and related expenses:
Property expenses	638	627	11	1.8
Real estate taxes	719	713	6	0.8
Provision for bad debts	59	(20)	79	(395.0)

Total	1,416	1,320	96	7.3

Net Operating Income, as defined	$7,667	$7,855	$(188)	(2.4)%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at March 31, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at March 31, 2005.

Total revenues from Industrial Properties decreased $0.1 million to $9.1 million for the three months ended March 31, 2005 as compared to $9.2 million for the three months ended March 31, 2004. Rental income from Industrial Properties increased $0.2 million, or 2.2%, to $8.0 million for the three months ended March 31, 2005 compared to $7.8 million for the three months ended March 31, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 1.0% to 94.7% for the three months ended March 31, 2005 as compared to 93.7% for the three months ended March 31, 2004.

Tenant reimbursements from Industrial Properties increased $0.1 million, or 15.6%, to $1.0 million for the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. This increase is primarily due to an increase in occupancy in this portfolio. Other property income from Industrial Properties decreased $0.4 million, or 83.2%, to $0.1 million for the three months ended March 31, 2005 compared to $0.5 million for the three months ended March 31, 2004. Other Property Income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.1 million, or 7.3%, to $1.4 million for the three months ended March 31, 2005 compared to $1.3 million for the three months ended March 31, 2004. Property expenses from Industrial Properties remained consistent at approximately $0.6 million during the three months ended March 31, 2005 compared to the same period in 2004. Real estate taxes from Industrial Properties remained consistent at approximately $0.7 million during the three months ended March 31, 2005 compared to the same period in 2004. The provision for bad debts increased by $0.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties decreased $0.2 million, or 2.4% to $7.7 million for the three months ended March 31, 2005 compared to $7.9 million for the three months ended March 31, 2004.

Non-Property Related Income and Expenses

Interest and other income decreased approximately $0.2 million, or 81.4%, to $0.1 million for the three months ended March 31, 2005 compared to $0.3 million for the three months ended March 31, 2004. The decrease is primarily due to a $0.1 million net realized gain from the sale of stock that the Company received in March 2004 in satisfaction of a creditor’s claim under a lease that was terminated early. In addition, during the three months ended March 31, 2004, the Company recorded $0.1 million in non-recurring interest earned in connection with a reimbursement of prior year supplemental property taxes.

General and administrative expenses decreased $1.7 million, or 21.7%, to $6.0 million for the three months ended March 31, 2005 compared to $7.7 million for the three months ended March 31, 2004. The decrease was primarily due to a $1.9 million decrease in the charge for accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative shareholder returns (see Note 7 to the Company’s consolidated financial statements for further discussion about the program). Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the NYSE for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The decrease in the charge for accrued incentive compensation is due to the decline in the share price of the Company’s stock at the end of the first quarter of 2005 as compared to December 31, 2004 and the resultant cumulative adjustment recorded as of March 31, 2005 for the change in estimated compensation expense attributable to prior periods. The amounts recorded in future periods related to this plan will increase and decrease as the ten-day average price per share of the Company’s common stock at the end of each period increases or decreases.

Net interest expense increased $0.4 million, or 4.5%, to $9.6 million for the three months ended March 31, 2005 compared to $9.2 million for the three months ended March 31, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $0.4 million, or 3.8%, to $11.7 million for the three months ended March 31, 2005 compared to $11.3 million for the three months ended March 31, 2004. Total capitalized interest and loan fees were $2.1 million for both the three months ended March 31, 2005 and the three months ended March 31, 2004.

Depreciation and amortization increased $2.5 million, or 18.6%, to $16.2 million for the three months ended March 31, 2005 compared to $13.7 million for the three months ended March 31, 2004. An increase of $1.0 million and $0.1 million was generated by the Core Office Portfolio and the Core Industrial Portfolio, respectively. These increases were mainly attributable to expenditures incurred subsequent to March 31, 2004 for capital and tenant improvements. Of the remaining $1.4 million increase in depreciation and amortization, $1.1 million was generated by the Office Acquisition Properties, $0.2 million was generated by the Office Redevelopment Properties and $0.1 million was generated by the Office Development Property.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at March 31, 2005:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	25	2,826,160	94.0%
Orange County	5	259,061	96.9
San Diego	44	3,603,207	94.3
Other	8	878,960	92.3

Total Office	82	7,567,388	94.1

Industrial Properties:
Los Angeles	4	388,805	51.0
Orange County	43	3,918,383	98.3
Other	1	164,540	100.0

Total Industrial	48	4,471,728	94.3

Total Portfolio	130	12,039,116	94.1%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2005(4)	40	386,785	5.5%	$7,676
2006	55	654,863	9.3	15,111
2007	67	1,157,078	16.4	21,554
2008	46	721,638	10.3	12,943
2009	66	1,233,567	17.5	29,490
2010	36	641,046	9.1	17,045

Total Office	310	4,794,977	68.1	103,819

Industrial Properties:
Remaining 2005(4)	6	136,612	3.2	980
2006	12	494,461	11.7	4,114
2007	16	732,909	17.4	4,990
2008	10	877,551	20.8	6,125
2009	11	678,661	16.1	4,334
2010	6	375,788	8.9	3,694

Total Industrial	61	3,295,982	78.1	24,237

Total	371	8,090,959	71.9%	$128,056

(1)	Includes tenants only. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of March 31, 2005.
(3)	Determined based on aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before March 31, 2005.
(4)	Represents leases expiring in 2005 that have not been renewed as of March 31, 2005.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended March 31, 2005:
Office Properties	19	9	160,702	53,922	9.1%	(3.4)%	39.7%	65
Industrial Properties	1	4	44,000	171,804	12.5%	(1.9)%	67.2%	73

Total	20	13	204,702	225,726	10.5%	(2.8)%	57.6%	69

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s in-process and committed office development and redevelopment projects as of March 31, 2005. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of March 31, 2005	Percent Leased as of March 31, 2005
				($ in thousands)
Projects Under Construction:
15227 Avenue of Science I-15 Corridor San Diego, CA	3rd Qtr 2005	3rd Qtr 2006	65,867	$13,760	$8,390	—
15253 Avenue of Science I-15 Corridor San Diego, CA	3rd Qtr 2005	3rd Qtr 2006	37,405	9,118	6,043	—

Subtotal			103,272	22,878	14,433

Committed Projects:
Santa Fe Summit 56 Corridor San Diego, CA	3rd Qtr 2007	4th Qtr 2007	465,600	144,543	19,085	78%

Total In-Process and Committed Projects:			568,872	$167,421	$33,518	64%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2005.

Redevelopment Projects

Project Name / Submarket / City	Pre- and Post- Redevelop- ment Type	Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs(3)	Total Estimated Investment	Total Costs as of March 31, 2005	Percent Leased as of March 31, 2005
						($ in thousands)
Projects in Lease-Up:
909 Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	241,603	$37,799	$30,976	$68,775	$54,988	19%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.
(3)	Represents total projected redevelopment cost at March 31, 2005.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million unsecured revolving line of credit, proceeds received from the Company’s disposition program and construction loans. As of March 31, 2005, the Company’s total debt as a percentage of total market capitalization (presented under—Factors That May Influence Future Sources of Capital and Liquidity) was 33.8%. As of March 31, 2005, the Company’s total debt plus preferred equity as a percentage of total market capitalization was 42.4%.

As of March 31, 2005, the Company had borrowings of $153.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $272.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing (4.01% at March 31, 2005), and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

The Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at March 31, 2005.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at March 31, 2005 and December 31, 2004:

	Percentage of Total Debt		Weighted-Average Interest Rate
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Secured vs. unsecured:
Secured	62.1%	61.2%	5.8%	5.7%
Unsecured	37.9%	38.8%	5.0%	5.2%
Fixed-rate vs. variable-rate:
Fixed-rate(1)(2)(3)	85.6%	90.4%	5.8%	5.7%
Variable-rate	14.4%	9.6%	4.0%	3.5%
Total debt			5.5%	5.5%
Total debt including loan fees			5.8%	6.1%

(1)	At March 31, 2005 and December 31, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable-rate debt at 2.57%.
(2)	At March 31, 2005 and December 31, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable-rate debt at 2.98%.
(3)	At December 31, 2004, the Company had an interest-rate swap agreement to fix LIBOR on $50 million of its variable-rate debt at 4.46%. The swap expired in January 2005.

Following is the Company’s total market capitalization as of March 31, 2005:

	Shares/Units at March 31, 2005	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
Secured debt		$486,563	21.0%
Unsecured senior notes		144,000	6.2
Unsecured line of credit		153,000	6.6

Total debt		783,563	33.8

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	3.2
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.7
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	3.7
Common units outstanding(3)	3,719,893	152,181	6.6
Common shares outstanding(3)	28,894,505	1,182,074	51.0

Total equity		1,535,755	66.2

Total Market Capitalization		$2,319,318	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $40.91 at March 31, 2005.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at March 31, 2005 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at March 31, 2005. The table does not reflect available maturity extension options.

	Payment Due by Period
	(in thousands)
	Remainder of 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Fiscal Years Ending After 2009	Total
Principal payments—secured debt	$46,739	$42,978	$195,988	$200,858	$486,563
Principal payments—Credit Facility(1)		153,000			153,000
Principal payments—unsecured senior notes				144,000	144,000
Interest payments—fixed-rate debt(2)	23,578	64,712	52,503	61,756	202,549
Interest payments—interest-rate swaps(2)(3)	1,956	1,444			3,400
Ground lease obligations(4)	1,204	3,218	3,207	75,073	82,702
Capital commitments(5)	18,722				18,722

Total	$92,199	$265,352	$251,698	$481,687	$1,090,936

(1)	The Credit Facility has a one-year extension option.
(2)

As of March 31, 2005, 85.6% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 14.4% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.00% to 1.70%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of March 31, 2005, one-month LIBOR was 2.87%. See additional information regarding the Company’s debt and derivative instruments under Item 3: Quantitative and Qualitative Disclosures about Market Risk.

(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of March 31, 2005, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments for hedging purposes only and does not hold interest-rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $100 million as of March 31, 2005.
(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(5)	Amounts represent commitments under signed leases and contracts. See further discussion under the caption “Capital Commitments” below.

Capital Commitments

As of March 31, 2005, the Company had two development projects under construction with a total estimated investment of $23 million. The Company also had one redevelopment project that was in the lease-up phase with a total estimated investment of $69 million. In addition, in March 2005, the Company committed to develop a four-building office complex, which is 78% pre-leased to a single tenant. The Company expects to begin construction in the third quarter of 2005, and the project has a total estimated investment of approximately $145 million. The Company has incurred aggregate costs of approximately $89 million on all of these projects as of March 31, 2005, and currently projects it could spend approximately $40 million of the remaining $148 million of presently budgeted development costs during the remainder of 2005, depending on leasing activity. In addition, the Company had a development project and a redevelopment project that were added to the Company’s stabilized portfolio in 2003 and 2005, respectively, which had not yet reached stabilized occupancy as of March 31, 2005. Depending on leasing activity, the Company currently projects it could spend approximately $10 million for these projects during the remainder of 2005. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment.”

As of March 31, 2005, the Company had executed leases that committed the Company to $18 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at March 31, 2005. In addition, during the remainder of 2005, the Company plans to spend approximately $9 million to $13 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All distributions are at the discretion of the Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2005. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government

National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On March 9, 2005, the Company declared a regular quarterly cash dividend of $0.51 per common share, which was paid on April 15, 2005 to stockholders of record on March 31, 2005. This dividend is equivalent to an annual rate of $2.04 per share. In addition the Company is required to make quarterly distributions to its Series A Preferred unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the three months ended March 31, 2005.

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

Off Balance Sheet Arrangements

As of March 31, 2005, the Company did not have any off-balance sheet transactions, arrangements or obligations, including contingent liabilities.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $3.5 million, or 18.6%, to $22.3 million for the three months ended March 31, 2005 compared to the $18.8 million for the three months ended March 31, 2004. The increase is primarily attributable to an increase in average occupancy in the Core Office Portfolio. For the three months ended March 31, 2005, average occupancy in this portfolio was 94.6% as compared to 89.0% for the three months ended March 31, 2004.

Net cash provided by investing activities increased $30.5 million, or 320.8%, to $21.0 million net cash provided by investing activities for the three months ended March 31, 2005 compared to $9.5 million net cash used in investing activities for the three months ended March 31, 2004. The increase was primarily attributable to the disposition of four buildings in March 2005 (see Note 2 to the Company’s consolidated financial statements for further discussion of the dispositions).

Net cash used in financing activities increased $24.5 million, or 197.4%, to $37.0 million for the three months ended March 31, 2005 compared to $12.5 million for the three months ended March 31, 2004. This increase was primarily attributable to a $23.9 million increase in net repayments on the Company’s debt for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, resulting from the repayment of borrowings under the Credit Facility with the net proceeds from the March 2005 dispositions.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income available for common stockholders for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net income available for common stockholders	$12,743	$5,984
Adjustments:
Minority interest in earnings of Operating Partnership	1,718	986
Depreciation and amortization	16,322	13,986
Net gain on dispositions of operating properties	(5,779)

Funds From Operations(1)	$25,004	$20,956

(1)	Reported amounts are attributable to common stockholders and common unitholders.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2004 to March 31, 2005 is incorporated into this Item 3 by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at March 31, 2005 and December 31, 2004. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt ranged from LIBOR plus 1.10% to LIBOR plus 1.20% at March 31, 2005 and were LIBOR plus 1.10% at December 31, 2004. For the interest-rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2005 and December 31, 2004. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2004.

Interest Rate Risk Analysis—Tabular Presentation

($ in millions)

	Maturity Date						March 31, 2005		December 31, 2004
	Remaining 2005	2006	2007	2008	2009	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate			$153.0				$153.0	$153.0	$167.0	$167.0
Variable-rate index			LIBOR				LIBOR		LIBOR

Fixed-rate						$144.0	$144.0	$149.3	$144.0	$154.1
Average interest rate						6.14%	6.14%		6.14%

Secured debt:
Variable-rate	$29.0				$31.0		$60.0	$60.0	$60.0	$60.0
Variable-rate index	LIBOR				LIBOR		LIBOR		LIBOR

Fixed-rate	$17.7	$10.7	$32.3	$83.3	$81.7	$200.9	$426.6	$438.4	$430.4	$445.1
Average interest rate	7.64%	6.56%	6.62%	4.19%	7.16%	6.10%	6.04%		6.05%

Interest Rate Derivatives Used to Hedge Variable-Rate Debt:
Interest-rate swap agreements:
Notional amount	$50.0	$50.0					$100.0	$1.1	$150.0	$0.4
Fixed-pay interest rate	2.57%	2.98%					2.78%		3.34%
Variable receive rate index	LIBOR	LIBOR

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting. The Company may make changes in its internal control processes from time to time in the future.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company redeemed 269,249 common limited partnership units of the Operating Partnership in exchange for shares of the Company’s common stock on a one-for-one basis. The 269,249 common shares issued in connection with these redemptions were issued pursuant to an effective registration statement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS

Exhibit Number		Description

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2005.

KILROY REALTY CORPORATION

By:	/S/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ ANN MARIE WHITNEY
Ann Marie Whitney Senior Vice President and Controller (Principal Accounting Officer)