Form 10-Q
period 2005-06-30
KILROY REALTY CORP
filed 2005-08-15
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 12, 2005, 28,924,504 shares of common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE

As previously reported by Kilroy Realty Corporation (the “Company”) on Form 8-Ks for events dated July 18, 2005 and August 4, 2005, the Company’s management determined that it did not correctly report preferred stock dividends in the calculation of income from continuing operations per common share and, as a result, will be restating the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations for the year ended December 31, 2004 and the quarters ended March 31, 2005, September 30, 2004 and June 30, 2004. Following the identification of this error, the Company adopted additional quality assurance measures for the preparation of this quarterly report on Form 10-Q for the quarter ended June 30, 2005 (this “Report”), which have been incorporated into the Company’s disclosure controls and procedures. The implementation of the additional quality assurance measures led the Company’s management to separately determine that it needed to reclassify two items within its consolidated statements of cash flows also for the year ended December 31, 2004 and the quarters ended March 31, 2005, September 30, 2004 and June 30, 2004.

As a result, income from continuing operations per common share, basic and diluted, for the three and six months ended June 30, 2004 in the consolidated statements of operations and in Note 12 to the consolidated financial statements included in this Report have been restated from amounts previously reported. In addition, the net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2004 within the consolidated statements of cash flows included in this Report have been restated from amounts previously reported. For a more detailed description of these restatements, see Note 15 to the consolidated financial statements included in this Report. The Company also will be filing amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and September 30, 2004 to restate the Company’s income from continuing operations per share and the consolidated statements of cash flows for the same reclassifications noted above.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$296,412	$304,033
Buildings and improvements, net	1,431,039	1,445,918
Undeveloped land and construction in progress	133,466	96,545

Total real estate held for investment	1,860,917	1,846,496
Accumulated depreciation and amortization	(382,687)	(365,831)

Investment in real estate, net	1,478,230	1,480,665
Property held for sale, net	3,693

Total real estate assets, net	1,481,923	1,480,665

CASH AND CASH EQUIVALENTS	7,706	4,853
RESTRICTED CASH	728	332
CURRENT RECEIVABLES, NET	3,624	4,843
DEFERRED RENT RECEIVABLES, NET	51,568	46,816
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	49,073	51,251
DEFERRED FINANCING COSTS, NET (Note 6)	5,724	5,849
PREPAID EXPENSES AND OTHER ASSETS	6,246	5,046

TOTAL ASSETS	$1,606,592	$1,599,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 5)	$490,417	$490,441
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 5)	184,000	167,000
Accounts payable, accrued expenses and other liabilities (Note 8)	81,689	73,005
Accrued distributions (Note 14)	17,844	16,923
Rents received in advance, tenant security deposits and deferred revenue	20,734	21,605

Total liabilities	938,684	912,974

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS (Note 7):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	53,934	60,351

Total minority interests	127,572	133,989

STOCKHOLDERS’ EQUITY (Note 8):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,899,939 and 28,548,597 shares issued and outstanding, respectively	289	286
Additional paid-in capital	522,321	515,285
Deferred compensation	(3,069)	(1,412)
Distributions in excess of earnings	(101,591)	(83,394)
Accumulated net other comprehensive income (Note 6)	804	345

Total stockholders’ equity	540,336	552,692

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,606,592	$1,599,655

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES (Note 10):
Rental income	$53,461	$47,925	$106,729	$94,835
Tenant reimbursements	6,169	5,062	11,920	10,386
Other property income	403	128	623	664

Total revenues	60,033	53,115	119,272	105,885

EXPENSES (Note 10):
Property expenses	10,061	8,369	19,463	16,797
Real estate taxes	4,462	4,092	8,859	7,954
Provision for bad debts	272	385	1,405	610
Ground leases	443	332	848	662
General and administrative expenses (Note 8)	16,790	5,250	22,814	12,943
Interest expense	9,568	9,148	19,190	18,358
Depreciation and amortization	16,294	14,140	32,490	27,791

Total expenses	57,890	41,716	105,069	85,115

OTHER INCOME
Interest and other income	54	78	111	385

Total other income	54	78	111	385

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	2,197	11,477	14,314	21,155

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(2,437)	(2,794)	(4,958)
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	206	(1,045)	(782)	(1,954)

Total minority interests	(1,191)	(3,482)	(3,576)	(6,912)

INCOME FROM CONTINUING OPERATIONS	1,006	7,995	10,738	14,243

DISCONTINUED OPERATIONS (Note 11)
Revenues from discontinued operations	21	1,806	1,100	4,462
Expenses from discontinued operations	(116)	(1,005)	(830)	(2,337)
Net (loss) gain on disposition of discontinued operations.		(64)	5,779	(64)
Impairment loss on property held for sale				(726)
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations.	25	(93)	(705)	(170)

Total (loss) income from discontinued operations.	(70)	644	5,344	1,165

NET INCOME	936	8,639	16,082	15,408
PREFERRED DIVIDENDS	(2,402)	(785)	(4,804)	(1,570)

NET (LOSS) INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$(1,466)	$7,854	$11,278	$13,838

(Loss) income from continuing operations per common share—basic (Note 12) (As Restated, see Note 15)	$(0.05)	$0.26	$0.21	$0.45

(Loss) income from continuing operations per common share—diluted (Note 12) (As Restated, see Note 15)	$(0.05)	$0.26	$0.21	$0.45

Net (loss) income per common share—basic (Note 12)	$(0.05)	$0.28	$0.39	$0.49

Net (loss) income per common share—diluted (Note 12)	$(0.05)	$0.28	$0.39	$0.49

Weighted average shares outstanding—basic (Note 12)	28,739,286	28,220,130	28,647,556	28,168,405

Weighted average shares outstanding—diluted (Note 12)	28,739,286	28,361,707	28,797,606	28,332,534

Dividends declared per common share	$0.510	$0.495	$1.020	$0.990

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

		Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comprehensive Income
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital				Total
BALANCE AT DECEMBER 31, 2004	$121,582	28,548,597	$286	$515,285	$(1,412)	$(83,394)	$345	$552,692
Net income						16,082		16,082
Net other comprehensive income (Note 6)							459	459

Comprehensive income (Note 13)								16,541
Issuance of restricted stock (Note 8)		103,806	1	4,300	(2,865)			1,436
Exercise of stock options		16,666		375				375
Non-cash amortization of restricted stock					1,208			1,208
Repurchase of common stock (Note 8)		(41,379)	(1)	(1,755)				(1,756)
Redemption of common limited partnership units of the Operating Partnership (Note 7)		272,249	3	7,306				7,309
Stock option expense (Note 1)				4				4
Adjustment for minority interest (Note 1)				(3,194)				(3,194)
Preferred dividends						(4,804)		(4,804)
Common dividends declared ($1.020 per share)						(29,475)		(29,475)

BALANCE AT JUNE 30, 2005	$121,582	28,899,939	$289	$522,321	$(3,069)	$(101,591)	$804	$540,336

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
		(As Restated, see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,082	$15,408
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	32,446	28,315
Net (gain) loss on disposition of operating properties	(5,779)	64
Impairment loss on property held for sale		726
Distributions on Cumulative Redeemable Preferred units	2,794	4,958
Minority interest in earnings of Operating Partnership	1,487	2,124
Non-cash amortization of restricted stock grants	1,827	1,733
Non-cash amortization of deferred financing costs	778	1,557
Amortization of above/below market rents, net	(606)	(12)
Increase in provision for uncollectible tenant receivables	630	38
Increase in provision for uncollectible deferred rent receivables	772	617
Depreciation of furniture, fixtures and equipment	437	454
Other	12	(12)
Changes in assets and liabilities:
Current receivables	588	838
Deferred rent receivables	(7,093)	(5,300)
Deferred leasing costs	(536)	(856)
Prepaid expenses and other assets	(1,850)	107
Accounts payable, accrued expenses and other liabilities	10,963	(47)
Rents received in advance, tenant security deposits and deferred revenue	(871)	(543)

Net cash provided by operating activities	52,081	50,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(10,676)	(12,501)
Expenditures for development and redevelopment projects and undeveloped land	(19,977)	(14,308)
Acquisition of an operating property and undeveloped land	(31,328)
Net proceeds received from dispositions of operating properties	37,859	18,723
(Increase) decrease in restricted cash	(396)	1,206

Net cash used in investing activities	(24,518)	(6,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	35,500	115,218
Net borrowings (repayments) on unsecured line of credit	17,000	(95,000)
Principal payments on secured debt	(35,524)	(26,460)
Distributions paid to common stockholders and common unitholders	(32,739)	(32,095)
Repurchase of common stock (Note 8)	(1,756)	(1,275)
Financing costs	(360)	(384)
Proceeds from exercise of stock options	375	793
Distributions paid to preferred stockholders and preferred unitholders	(7,206)	(6,534)

Net cash used in financing activities	(24,710)	(45,737)

Net increase (decrease) in cash and cash equivalents	2,853	(2,448)
Cash and cash equivalents, beginning of period	4,853	9,892

Cash and cash equivalents, end of period	$7,706	$7,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $4,022 and $3,689 at June 30, 2005 and 2004, respectively	$18,053	$16,418

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 14)	$16,635	$16,077

Receipt of stock in connection with a lease termination fee		$494

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2005, the Company’s stabilized portfolio of operating properties consisted of 83 office buildings (the “Office Properties”) and 47 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.6 million and 4.4 million rentable square feet, respectively, and was 95.2% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes properties currently under construction, “lease-up” properties and properties classified as held for sale.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of June 30, 2005, the Company had one redevelopment property encompassing approximately 241,600 rentable square feet, which was in the lease-up phase. The Company also had two development properties under construction, which when completed are expected to encompass approximately 103,300 rentable square feet. As of June 30, 2005, the Company had one property held for sale encompassing approximately 113,800 rentable square feet.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 88.6% general partnership interest in the Operating Partnership as of June 30, 2005. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of June 30, 2005, the Company also consolidated one variable interest entity (“VIE”). The Company was deemed to be the primary beneficiary of this entity in accordance with FASB Interpretation No. 46R (“FIN 46R”). In May 2005, the Company entered into an agreement with this VIE to facilitate a 1031 tax-deferred property exchange. Under the terms of the agreement, the Company is obligated to purchase the undeveloped land held by the VIE within 180 days of the sale of a property to complete the exchange. The Company retains all rights to appreciation and all exposure to depreciation in the value of the property during the period it is held at the VIE. The impact of consolidating the VIE is to increase the Company’s total undeveloped land and construction in progress balance by approximately $24 million at June 30, 2005. The acquisition of the undeveloped land was funded with borrowings under the Company’s Credit Facility (defined in Note 5).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income after preferred distributions and preferred dividends is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all capital transactions result in an allocation between stockholders’ equity and the minority interest held by common unitholders of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The Company reclassified the change in restricted cash in the consolidated statements of cash flows from a financing activity to an investing activity for the six months ended June 30, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The new standard will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 will be effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of the interpretation is not expected to have a material effect on the Company’s results of operations or financial condition.

Stock Option Accounting

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) prospectively, for all employee stock option

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period. All of the Company’s outstanding stock options were fully vested as of February 2005.

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of APB Opinion 25 “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in 000s, except per share amounts)
Net (loss) income available for common stockholders, as reported	$(1,466)	$7,854	$11,278	$13,838
Add: Stock option expense included in reported net income		7	4	13
Deduct: Total stock option expense determined under fair value recognition method for all awards		(7)	(4)	(17)

Pro forma net (loss) income available for common stockholders.	$(1,466)	$7,854	$11,278	$13,834

Net (loss) income per common share:
Basic—as reported	$(0.05)	$0.28	$0.39	$0.49

Basic—pro forma	$(0.05)	$0.28	$0.39	$0.49

Diluted—as reported	$(0.05)	$0.28	$0.39	$0.49

Diluted—pro forma	$(0.05)	$0.28	$0.39	$0.49

2.    Acquisitions

In May 2005, the Company acquired an office property in Brea, California from an unaffiliated third party for a purchase price of $7.3 million. The building, which encompasses approximately 45,900 rentable square feet, was 100% leased as of the acquisition date. In June 2005, the Company acquired approximately 11.3 acres of undeveloped land located in San Diego County, California from an unaffiliated third party for approximately $24.0 million. Both of these acquisitions were funded with borrowings under the Company’s Credit Facility (defined in Note 5).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Dispositions and Property Held for Sale

Dispositions

During the six months ended June 30, 2005, the Company sold the following properties:

Address / City	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2501 Pullman/1700 Carnegie Santa Ana, CA	Office	March	2	128,266
525 North Brand Glendale, CA	Office	March	1	46,043
5115 North 27th Avenue Phoenix, AZ	Industrial	March	1	130,877

Total			4	305,186

These properties were sold through a portfolio transaction for an aggregate gross sales price of $38.7 million. The Company recorded a net gain of approximately $5.8 million in connection with the disposition. The Company used the net cash proceeds from the sale of these properties to fund its development program and to repay borrowings under the Credit Facility (defined in Note 5). The net income and the net gain on disposition for these properties have been included in discontinued operations for the three and six months ended June 30, 2005 and 2004 (see Note 11).

Property Held for Sale

The Company identified the following property as held for sale as of June 30, 2005. The property was subsequently sold in July 2005 to an unrelated third party for a gross sales price of $22.5 million, which consisted of an $11.25 million cash payment and an $11.25 million note receivable from the buyer. As partial consideration for the sale, the Company will also participate in certain future net profits from the operation or sale of the property as set forth in a profit participation agreement, without risk of loss or further obligations. The contingent future profits will be recognized in the period they are realized. The Company will record a net gain of approximately $18.0 million in connection with the disposition. The property was not occupied as of June 30, 2005.

Address / City	Property Type	Number of Buildings	Rentable Square Feet
2260 E. El Segundo Blvd El Segundo, CA	Industrial	1	113,820

Total		1	113,820

The following table summarizes the major classes of assets attributable to the property held for sale as of June 30, 2005. There were no outstanding liabilities associated with this property as of June 30, 2005.

(in thousands)
ASSETS:
Land and improvements	$1,703
Buildings and improvements	6,273
Accumulated depreciation	(4,283)

Property held for sale, net	$3,693

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Redevelopment Projects

Stabilized Redevelopment Project

During the six months ended June 30, 2005, the Company added the following redevelopment project to the Company’s stabilized portfolio:

Address / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
5717 Pacific Center Blvd. Sorrento Mesa San Diego, CA	Office	Q1 2004	Q1 2005	1	68,000

5.    Unsecured and Secured Debt

Unsecured Line of Credit

As of June 30, 2005, the Company had borrowings of $184.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $241.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing (4.43% at June 30, 2005), and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Secured Debt

In June 2005, the Company borrowed $35.5 million under a mortgage loan that is secured by eleven properties, requires interest-only payments based on a variable annual interest rate of LIBOR plus 0.90% (4.23% at June 30, 2005) and matures in July 2008. The loan has two one-year extension options and allows for partial recourse, up to 25% of the principal balance of the loan. The Company used a portion of the proceeds to repay an outstanding mortgage loan with a principal balance of $29 million that was scheduled to mature in December 2005. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements, including a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a maximum dividend payout ratio, minimum debt service coverage and fixed charge coverage ratios, minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at June 30, 2005.

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized for the three months ended June 30, 2005 and 2004 were $2.2 million and $2.1 million, respectively. Total interest and loan fees capitalized for the six months ended June 30, 2005 and 2004 were $4.3 million and $4.1 million, respectively.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at June 30, 2005:

Type of Instrument	Notional Amount	Index	Rate	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	2.57%	November 2005	$182
Interest rate swap	25,000	LIBOR	2.98%	December 2006	311
Interest rate swap	25,000	LIBOR	2.98%	December 2006	311

Total included in deferred financing costs					$804

In January 2005, the Company’s interest-rate swap agreement to fix LIBOR on $50 million of its variable-rate debt at 4.46% expired. The instruments described above have been designated as cash flow hedges. As of June 30, 2005, the balance in accumulated other net comprehensive income (“AOCI”) was approximately $0.8 million relating to the net increase in the fair market value of the derivative instruments since their inception. For the six months ended June 30, 2005 and 2004, the Company did not record any gains or losses attributable to cash flow hedge ineffectiveness since the terms of the Company’s derivative contracts and debt obligations were and are expected to continue to be effectively matched. Amounts reported in AOCI will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

7.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned an 88.6% and 87.4% general partnership interest in the Operating Partnership as of June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005, 272,249 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

8.    Stockholders’ Equity and Employee Incentive Plans

In February 2005, the Company’s Compensation Committee granted an aggregate of 101,112 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing price per share of $41.35 on the February 23, 2005 grant date and is amortized on a straight-line basis over the performance and vesting periods. Of the shares granted, 18,139 vest at the end of a one-year period, 61,812 vest in equal annual installments over a two-year period and 21,161 vest in equal annual installments over a five-year period. The Company recorded approximately $0.3 million and $0.4 million in compensation expense related to these restricted stock grants during the three months ended June 30, 2005 and 2004, respectively and $0.6 million and $0.7 million during the six months ended June 30, 2005 and 2004, respectively.

In May 2005, the Company’s Compensation Committee granted an aggregate of 2,694 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation plan. Of the shares granted, 1,350 vest at the end of a one-year period and 1,344 vest at the end of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a two-year period. Compensation expense for the restricted shares is calculated based on the closing per-share price of $44.56 on the May 17, 2005 grant date and is being amortized on a straight-line basis over the two-year vesting period. The Company recorded approximately $7,000 related to these restricted stock grants during the three months ended June 30, 2005.

In March 2003, the Company’s Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provides for cash compensation to be earned at December 31, 2005 if the Company attains certain performance measures based on annualized total stockholder returns on an absolute and relative basis. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the period exceeds 10%. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period, and includes additional incentives for annualized total return to stockholders that is at or above the 80th percentile. Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. Under the absolute portion of the plan, for every $1 change in the Company’s ten-day average closing stock price, the total payable over the three-year term of the plan changes by approximately $1.7 million. During the three months ended June 30, 2005 and 2004, the Company accrued approximately $12.5 million and $1.3 million, respectively, and during the six months ended June 30, 2005 and 2004, the Company accrued $14.2 million and $5.0 million, respectively, of compensation expense related to this plan, which is included in general and administrative expenses. The total amount accrued relating to the plan was $38.5 million as of June 30, 2005, which is included in accounts payable, accrued expenses and other liabilities.

During the six months ended June 30, 2005, the Company accepted the return, at the current quoted market price, of 41,379 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

9.    Commitments and Contingencies

In January 2005, the Company paid $1.8 million pursuant to a court approved settlement agreement related to a lease termination that occurred in 2001. The amount was previously recorded as a charge to other property income during the third quarter of 2004.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities, including legal, accounting, finance and management information systems, which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon Net Operating Income. Net Operating Income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provision for bad debts) and does not include interest and other income, interest expense, depreciation and amortization and general and administrative expenses. There is no intersegment activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$50,985	$44,328	$101,150	$88,404
Property and related expenses	13,660	11,811	27,663	23,442

Net Operating Income, as defined	37,325	32,517	73,487	64,962

Industrial Properties:
Operating revenues(1)	9,048	8,787	18,122	17,481
Property and related expenses	1,578	1,367	2,912	2,581

Net Operating Income, as defined	7,470	7,420	15,210	14,900

Total Reportable Segments:
Operating revenues(1)	60,033	53,115	119,272	105,885
Property and related expenses	15,238	13,178	30,575	26,023

Net Operating Income, as defined	44,795	39,937	88,697	79,862

Reconciliation to Consolidated Net Income:
Total Net Operating Income, as defined, for reportable segments	44,795	39,937	88,697	79,862
Other unallocated revenues:
Interest and other income	54	78	111	385
Other unallocated expenses:
General and administrative expenses	16,790	5,250	22,814	12,943
Interest expense	9,568	9,148	19,190	18,358
Depreciation and amortization	16,294	14,140	32,490	27,791

Income from continuing operations before minority interests and preferred dividends	2,197	11,477	14,314	21,155
Minority interests attributable to continuing operations	(1,191)	(3,482)	(3,576)	(6,912)
(Loss) income from discontinued operations	(70)	644	5,344	1,165

Net income	936	8,639	16,082	15,408
Preferred dividends	(2,402)	(785)	(4,804)	(1,570)

Net (loss) income available to common stockholders	$(1,466)	$7,854	$11,278	$13,838

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income or loss and the net gain or loss on dispositions of operating properties sold and classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2005 and 2004, discontinued operations included the net income or loss and the net gain on sale of the four buildings sold during the six months ended June 30, 2005 and the one property classified as held for sale at June 30, 2005 (see Note 3). For the three and six months ended June 30, 2004, discontinued operations also included the net income, the impairment loss and net gain or loss on sale of the two properties sold in 2004. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
	(in thousands)
REVENUES:
Rental income	$		$1,633	$931	$3,600
Tenant reimbursements		1	173	138	377
Other property income		20		31	485

Total revenues		21	1,806	1,100	4,462

EXPENSES:
Property expenses		46	394	279	914
Real estate taxes		23	188	161	398
Provision for bad debts			6	(3)	45
Depreciation and amortization		47	417	393	980

Total expenses		116	1,005	830	2,337

(Loss) income from discontinued operations before minority interests		(95)	801	270	2,125
Net (loss) gain on disposition of discontinued operations			(64)	5,779	(64)
Impairment loss on property held for sale					(726)
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations		25	(93)	(705)	(170)

Total (loss) income from discontinued operations		$(70)	$644	$5,344	$1,165

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings (Loss) Per Share (As Restated, see Note 15)

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income or loss by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable assuming the exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive since any issuance of shares of common stock upon the redemption of the common units would be on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$1,006	$7,995	$10,738	$14,243
Preferred dividends	(2,402)	(785)	(4,804)	(1,570)

(Loss) income from continuing operations available for common stockholders	(1,396)	7,210	5,934	12,673
Discontinued operations	(70)	644	5,344	1,165

Net (loss) income available for common stockholders—numerator for basic and diluted earnings per share	$(1,466)	$7,854	$11,278	$13,838

Denominator:
Basic weighted-average shares outstanding	28,739,286	28,220,130	28,647,556	28,168,405
Effect of dilutive securities-stock options and restricted stock		141,577	150,050	164,129

Diluted weighted-average shares and common share equivalents outstanding	28,739,286	28,361,707	28,797,606	28,332,534

Basic earnings (loss) per share:
(Loss) income from continuing operations available for common stockholders (As Restated, see Note 15)	$(0.05)	$0.26	$0.21	$0.45
Discontinued operations		0.02	0.18	0.04

Net (loss) income available for common stockholders	$(0.05)	$0.28	$0.39	$0.49

Diluted earnings (loss) per share:
(Loss) income from continuing operations available for common stockholders (As Restated, see Note 15)	$(0.05)	$0.26	$0.21	$0.45
Discontinued operations		0.02	0.18	0.04

Net (loss) income available for common stockholders	$(0.05)	$0.28	$0.39	$0.49

At June 30, 2005, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2005 and 2004 consisted of net income plus changes in the fair market value of cash flow hedges that were properly not reflected in the consolidated statements of operations. The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$936	$8,639	$16,082	$15,408
Net other comprehensive (loss) income:
Unrealized derivative (loss) gain on cash flow hedges, net	(280)	3,156	459	3,047

Comprehensive income	$656	$11,795	$16,541	$18,455

14.    Subsequent Events

On July 15, 2005, aggregate distributions of approximately $16.6 million were paid to common stockholders and common unitholders of record on June 30, 2005.

On July 22, 2005, the Company sold an industrial property that was previously classified as held for sale as of June 30, 2005 (see Note 3).

15.    Restatements

Income from Continuing Operations per Common Share

Subsequent to the issuance of the Company’s interim consolidated financial statements for the three and six months ended June 30, 2004, the Company’s management determined that it incorrectly computed income from continuing operations per common share by not reflecting the impact of preferred stock dividends paid and accrued in respect of the Company’s preferred stock in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The calculation error had no impact on income from continuing operations, net income, net income per share, or the Company’s consolidated balance sheets, consolidated statement of stockholders’ equity and consolidated statements of cash flows. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations. As a result, “Income from continuing operations per common share—basic and diluted” for the three and six months ended June 30, 2004 included within the consolidated statements of operations and in Note 12 to the consolidated financial statements have been restated from the amounts previously reported.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2004
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.30	$(0.03)	$(0.01)	$0.26
Diluted earnings per share:
Income from continuing operations per common share	$0.30	$(0.03)	$(0.01)	$0.26

	Six Months Ended June 30, 2004
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.55	$(0.06)	$(0.04)	$0.45
Diluted earnings per share:
Income from continuing operations per common share	$0.55	$(0.06)	$(0.04)	$0.45

(1)	Includes the discontinued operations that have resulted from the disposition of the five operating properties that were sold subsequent to June 30, 2004 and the classification of a property as held for sale as of June 30, 2005 (see Note 3).

Cash Flow Reclassifications

Also subsequent to the issuance of the Company’s interim consolidated financial statements for the three and six months ended June 30, 2004, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. As a result, the net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2004 included in the consolidated statements of cash flows have been restated from the amounts previously reported. In addition, as disclosed in Note 1 the Company reclassified the change in restricted cash of $1.2 million in the consolidated statements of cash flows from a financing activity to an investing activity. These reclassifications do not affect the total net change in cash and cash equivalents and have no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statement of stockholders’ equity.

	Six Months Ended June 30, 2004
	As Reported	As Restated
	(in thousands)
Net cash provided by operating activities	$42,884	$50,169
Net cash used in investing activities	$(5,818)	$(6,880)
Net cash used in financing activities	$(39,514)	$(45,737)

Amendments

The Company will be filing amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and September 30, 2004 to restate the Company’s income from continuing operations per share and the consolidated statements of cash flows for the same reclassifications noted above. The decision to restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities Exchange Commission on July 21, 2005 and August 9, 2005.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004 and under the caption “Factors That May Influence Future Results of Operations” below. In light of these risks, uncertainties and assumptions, the forward-looking events described in this report may not occur.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 88.6% and 87.4% general partnership interest in the Operating Partnership as of June 30, 2005 and 2004, respectively. The Company conducts substantially all of its development services through Kilroy Services, LLC, which is a wholly owned subsidiary of the Operating Partnership.

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

Rental rates.    For leases that commenced during the three months ended June 30, 2005, rental rates decreased 11.3% on a GAAP basis, and 16.7% on a cash basis. Rental rates for leases that commenced during the six months ended June 30, 2005 decreased 1.3% on a GAAP basis, and 10.1% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. The decrease in rental rates for both the three and six months ended June 30, 2005 was primarily due to one lease the Company renewed with a tenant located in one office complex in Seattle, Washington which had a decrease in the rental rate of 62.0% and 63.6% on a GAAP and cash basis, respectively. The substantial decline in rental rates was mainly attributable to the prior lease having a term of approximately twenty-five years. Since this lease had periodic rent escalations and the lease term was longer than the Company’s average lease term, the ending rental rate was significantly above market. Excluding this lease, the change in rental rates on a GAAP basis would have been an increase of 3.3% for the three months ended June 30, 2005 and an increase of 7.1% for the six months ended June 30, 2005. The change in rental rates on a cash basis would have been a decrease of 3.1% for the three months ended June 30, 2005 and a decrease of 2.9% for the six months ended June 30, 2005. Management believes that the average rental rates for its properties are approximately at the current average quoted market rates, although individual properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 574,100 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 3.1% and 7.5% of the leased square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2005 and 2006, respectively. The leases scheduled to expire during the remainder of 2005 and the leases scheduled to expire in 2006 represent approximately 0.8 million square feet of office space, or 8.4% of the Company’s total annualized base rent, and 0.4 million square feet of industrial space, or 1.7% of the Company’s total annualized base rent, respectively. Management believes that the average rental rates for leases scheduled to expire during the remainder of 2005 are approximately 5% to 10% over the current average quoted market rates. The Company’s ability to re-lease available space depends upon the market conditions in the specific submarkets in which the properties are located.

Submarket Information

Los Angeles County.    There have been modest signs of improvement in market conditions in the overall Los Angeles County region during the last two years, based on third-party reports of positive absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. Most notable have been the improvements seen in the West Los Angeles and Long Beach submarkets. The El Segundo submarket remains the Company’s most significant leasing challenge as management continues to see only mild signs of improvement in this region. At June 30, 2005, the Company’s Los Angeles stabilized office portfolio was 94% occupied with approximately 158,900 vacant rentable square feet as compared to 91% occupied with approximately 257,100 vacant rentable square feet at December 31, 2004. As of June 30, 2005, leases representing an aggregate of approximately 68,600 and 249,600 rentable square feet are scheduled to expire during the remainder of 2005 and 2006, respectively, in this region.

The Los Angeles stabilized portfolio includes an office building that was developed by the Company that has not yet reached stabilized occupancy. The building, which is located in a two-building office complex in the El Segundo submarket, was added to the stabilized portfolio in the third quarter of 2003 since one year had passed following substantial completion. This building encompasses approximately 127,900 rentable square feet and was approximately 61% occupied as of June 30, 2005 compared to 37% as of December 31, 2004. As of the date of this report, the Company has executed leases on an additional 36,000 square feet of space in this building. As a result, the percentage of square feet leased at this building has increased to 89% from 61% as of June 30, 2005. Within the same complex in El Segundo, the Company has one office redevelopment project encompassing approximately 241,600 rentable square feet which was in the lease-up phase as of June 30, 2005. The Company has executed leases or letters of intent for 25% of the rentable square feet at this building as of the date of this report. In the third quarter of 2005, this project will be added to the stabilized portfolio since one year will have passed following substantial completion.

San Diego County.    San Diego County remains one of the strongest markets in Southern California real estate based on third-party reports of positive absorption, increased rental rates and growing tenant demand. The

Company continues to expand its presence in this market by aggressively seeking and obtaining development opportunities in the region. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs.” As of June 30, 2005, the Company’s San Diego stabilized office portfolio was 94% occupied with approximately 204,000 vacant rentable square feet compared to 97% occupied with approximately 102,300 vacant rentable square feet as of December 31, 2004. The decrease in occupancy is primarily attributable to one redevelopment project, encompassing approximately 68,000 rentable square feet, that was previously in the lease-up phase and was added to the stabilized portfolio during the first quarter of 2005 since one year had passed following substantial completion. As of June 30, 2005 this project had not been leased. Leases representing an aggregate of approximately 130,000 and 210,200 rentable square feet are scheduled to expire during the remainder of 2005 and 2006, respectively, in this region.

Orange County.    As of June 30, 2005, the Company’s Orange County properties were 99% occupied with approximately 61,700 vacant rentable square feet. As of June 30, 2005, leases representing an aggregate of approximately 137,300 and 335,500 rentable square feet were scheduled to expire during the remainder of 2005 and 2006, respectively, in this region.

Sublease space.    Of the Company’s leased space at June 30, 2005, approximately 521,800 rentable square feet, or 4.4%, of the square footage in the Company’s stabilized portfolio was available for sublease, as compared to 435,200 rentable square feet, or 3.5% at December 31, 2004. Of the 4.4% of available sublease space in the Company’s stabilized portfolio as of June 30, 2005, approximately 3.8% was vacant space and the remaining 0.6% was occupied. Approximately 60% and 36% of the available sublease space as of June 30, 2005 is located in the Orange County and San Diego submarkets, respectively. Of the approximately 521,800 rentable square feet available for sublease at June 30, 2005, none is scheduled to expire in 2005. Approximately 20,700 rentable square feet represents leases scheduled to expire during 2006.

Negative trends or other events that impair the Company’s ability to renew or re-lease space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent Information Regarding Significant Tenants

The Boeing Company.    As of June 30, 2005, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 803,200 rentable square feet of office space under seven separate leases, representing approximately 5.5% of the Company’s total annual base rental revenues. In April 2005, The Boeing Company extended, renewed or otherwise modified three of its existing leases. It extended one lease, which was scheduled to expire in January 2006, at a building located in El Segundo, encompassing approximately 101,000 rentable square feet. The extended lease expires in January 2007 and can be terminated by either party with 60-days advance notice anytime after April 30, 2006. The Boeing Company also renewed one lease at a building located in Anaheim, encompassing approximately 65,500 rentable square feet. The lease, which was originally scheduled to expire in October 2005, was extended through October 2010. In addition, an amendment was signed for a lease in Long Beach whereby The Boeing Company reduced its rentable square feet from 43,600 rentable square feet to 15,500 rentable square feet. The Boeing Company paid rent on the entire 43,600 rentable square feet through May 31, 2005. For the period June 1, 2005 through September 30, 2005, The Boeing Company will continue to occupy and pay rent on 15,500 rentable square feet. In addition to the lease for 15,500 rentable square feet that expires on September 30, 2005, The Boeing Company has another lease in Long Beach for approximately 10,700 rentable square feet that expires on August 31, 2005. The Boeing Company is expected to move out upon expiration of both Long Beach leases. Furthermore, one lease, encompassing approximately 211,100 rentable square feet, is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease effective December 31, 2006 by giving the Company written notice one year in advance. The remaining two leases for approximately 286,000 and 113,000 rentable square feet are scheduled to expire on July 31, 2007 and March 31, 2009, respectively.

Intuit, Inc.    As of June 30, 2005, Intuit, Inc. (“Intuit”), the Company’s sixth largest tenant, leased an aggregate of approximately 278,700 rentable square feet of office space under four separate leases, representing approximately 2.2% of the Company’s total annual base rental revenues. In March 2005, the Company executed a ten-year lease agreement with Intuit for approximately 365,000 rentable square feet of additional space. Under this agreement, Intuit will lease three of the four buildings in an office complex that the Company has committed to develop in the I-56 Corridor submarket in San Diego County. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs.” The agreement also provides Intuit with the option to lease the fourth building. One of the earlier leases, encompassing approximately 212,000 rentable square feet, is scheduled to expire in April 2007. In connection with the new lease agreement, Intuit has the option to remain in approximately 141,000 rentable square feet of this space until it can occupy the new buildings, which is expected to be in the third quarter of 2007. In addition, Intuit has the option to extend this lease for the remaining 71,000 rentable square feet for up to two years. This second option must be exercised by January 1, 2006. Intuit also has two leases in Calabasas which encompass approximately 49,000 and 14,000 rentable square feet and are both scheduled to expire in July 2014. The last lease with Intuit is located in Long Beach and encompasses approximately 3,000 rentable square feet. This lease is scheduled to expire in December 2005. Upon commencement of the new San Diego lease, Intuit is projected to become the Company’s largest tenant based on its percentage of the Company’s total annual base rent.

Development and redevelopment programs.    Management believes that a significant portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. During 2002 and 2003, the Company scaled back its development activity as a result of the economic environment and its impact on the Company’s ability to lease projects within budgeted timeframes. However, as San Diego County remains one of the strongest markets in Southern California, the Company has continued to aggressively seek and obtain development opportunities in the region.

In March 2005, the Company committed to develop a four-building office complex in the I-56 Corridor submarket of San Diego County. The Company has pre-leased three of the four buildings, or 78% of the rentable square feet, to a single tenant and expects to complete the project by the third quarter of 2007. The project has a total estimated investment of approximately $145 million and will encompass an aggregate of approximately 466,000 rentable square feet. See additional information under the caption “—Recent Information Regarding Significant Tenants—Intuit, Inc.” In June 2005, the Company acquired approximately 11.3 acres of undeveloped land located immediately adjacent to this project. The land site includes entitlements to build approximately 350,000 rentable square feet of office space.

In June 2005, the Company executed a lease agreement with a single tenant for a new three-building corporate headquarters in its Innovation Corporate Center, located in the San Diego County I-15 Corridor submarket. Two of the buildings, encompassing an aggregate of approximately 103,000 rentable square fee, are currently under construction and are scheduled to be completed in the fourth quarter of 2005. The Company plans to commence construction on the third building, which will encompass approximately 75,000 rentable square feet, in the first quarter of 2006. The total estimated investment for the three buildings is approximately $44 million.

The Company also owns approximately 49.5 acres of undeveloped land, including the 11.3 acres acquired in June 2005, upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years. All of the Company’s undeveloped land is located in San Diego County. See additional information regarding the Company’s development portfolio under the caption “Development and Redevelopment” in this report.

Management believes that another possible source of the Company’s potential growth over the next several years is redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. The Company’s redevelopment portfolio currently consists of an office building in El Segundo for which the Company performed extensive interior refurbishments. The building had previously been occupied by a single tenant for approximately 30 years. This project, which encompasses approximately 241,600 rentable square feet, was completed in 2004 and will be added to the stabilized portfolio in the third quarter of 2005. As of June 30, 2005, the Company has executed leases or letters of intent for 25% of the rentable square feet at this building. See additional information regarding the Company’s in-process redevelopment portfolio under the caption “Development and Redevelopment” in this report. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists.

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

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California, since 95.6% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14%, 11% and 12% during 2002, 2003 and 2004, respectively. However, insurance costs have remained relatively constant for the six months ended June 30, 2005 as compared to the same period in 2004. As of the date of this report, the Company had not experienced any material effects arising from either of these issues.

In addition, the California State legislature is currently evaluating split tax roll legislation, which if enacted, could have a material effect on the Company’s operating results. If this initiative is passed as currently proposed, the tax rate on commercial property in California would increase, which would result in significant increases in real estate taxes for the Company’s properties located in California, having an adverse impact on net income.

Incentive Compensation.    The Company has long-term incentive compensation programs that provide for cash and stock compensation to be earned by the Company’s senior officers if the Company attains certain performance measures that are based on annualized stockholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. As a result, accrued incentive compensation in future periods is affected by the ten-day average closing price per share of the Company’s common stock at the end of each quarter. Future increases or decreases in the price per share of the Company’s common stock and the resultant cumulative annualized stockholder return calculations will cause an increase or decrease to general and administrative expenses and a corresponding decrease or increase to net income available to common stockholders. Under the absolute component of a special long-term plan for the Company’s executive officers, every $1 change in the Company’s ten-day average closing stock price equates to an approximate $1.7 million change in the total amount payable at the end of the three-year term of the plan (see Note 8 to the Company’s consolidated financial statements for further discussion about the program). Management cannot predict the amounts that will be ultimately recorded in future periods related to these programs since they are significantly influenced by the Company’s stock price and market conditions.

Results of Operations

As of June 30, 2005, the Company’s stabilized portfolio was comprised of 83 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.6 million rentable square feet, and 47 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.4 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of June 30, 2005, the Office and Industrial Properties represented 84.6% and 15.4%, respectively, of the Company’s annualized base rent. For the three months ended June 30, 2005, average occupancy in the Company’s stabilized portfolio was 94.4% compared to 91.7% for the three months ended June 30, 2004. As of June 30, 2005, the Company had approximately 574,100 rentable square feet of vacant space in its stabilized portfolio compared to 968,600 rentable square feet as of June 30, 2004.

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from June 30, 2004 to June 30, 2005. Rentable square footage in the Company’s portfolio of stabilized properties decreased by approximately 0.1 million to 12.0 million at June 30, 2005, compared to 12.1 million at June 30, 2004.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at June 30, 2004	81	7,184,648	50	4,878,604	131	12,063,252
Acquisitions	3	327,730			3	327,730
Properties added from the Development Portfolio	1	208,464			1	208,464
Properties added from the Redevelopment Portfolio	1	67,995			1	67,995
Dispositions and property reclassified as held for sale(1)(2)	(3)	(174,309)	(3)	(521,734)	(6)	(696,043)
Remeasurement		(7,301)		1,038		(6,263)

Total at June 30, 2005	83	7,607,227	47	4,357,908	130	11,965,135

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold and held for sale are included in discontinued operations in the consolidated statement of operations.
(2)	Includes one industrial property that was classified as held for sale as of June 30, 2005.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$37,325	$32,517	$4,808	14.8%
Industrial Properties	7,470	7,420	50	0.7

Total portfolio	44,795	39,937	4,858	12.2

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	44,795	39,937	4,858	12.2
Other expenses:
General and administrative expenses	16,790	5,250	11,540	219.8
Interest expense	9,568	9,148	420	4.6
Depreciation and amortization	16,294	14,140	2,154	15.2
Interest and other income	54	78	(24)	(30.8)

Income from continuing operations before minority interest	2,197	11,477	(9,280)	(80.9)
Minority interests attributable to continuing operations	(1,191)	(3,482)	2,291	(65.8)
(Loss) income from discontinued operations	(70)	644	(714)	(110.9)

Net income	936	8,639	(7,703)	(89.2)
Preferred dividends	(2,402)	(785)	(1,617)	206.0

Net (loss) income available to common stockholders	$(1,466)	$7,854	$(9,320)	(118.7)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$45,448	$40,016	$5,432	13.6%	$39,270	$37,512	$1,758	4.7%
Tenant reimbursements	5,134	4,189	945	22.6	4,545	4,170	375	9.0
Other property income	403	123	280	227.6	404	115	289	251.3

Total	50,985	44,328	6,657	15.0	44,219	41,797	2,422	5.8

Property and related expenses:
Property expenses	9,232	7,743	1,489	19.2	8,386	7,341	1,045	14.2
Real estate taxes	3,733	3,393	340	10.0	3,157	3,187	(30)	(0.9)
Provision for bad debts	252	343	(91)	(26.5)	100	288	(188)	(65.3)
Ground leases	443	332	111	33.4	442	332	110	33.1

Total	13,660	11,811	1,849	15.7	12,085	11,148	937	8.4

Net Operating Income, as defined	$37,325	$32,517	$4,808	14.8%	$32,134	$30,649	$1,485	4.8%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at June 30, 2005.

Total revenues from Office Properties increased $6.7 million, or 15.0%, to $51.0 million for the three months ended June 30, 2005 compared to $44.3 million for the three months ended June 30, 2004. Rental income from Office Properties increased $5.4 million, or 13.6%, to $45.4 million for the three months ended June 30, 2005 compared to $40.0 million for the three months ended June 30, 2004. Rental income generated by the Core Office Portfolio increased $1.8 million, or 4.7%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 4.1% to 94.3% for the three months ended June 30, 2005 compared to 90.2% for the same period in 2004. The remaining $3.6 million increase in rental income was attributable to a $2.3 million increase in rental income generated by the two office buildings acquired by the Company in the fourth quarter of 2004 and one office building acquired by the Company in the second quarter of 2005 (the “Office Acquisition Properties”), a $0.9 million increase in rental income generated by the office redevelopment properties that were completed during 2004 (the “Office Redevelopment Properties”) and a $0.4 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (the “Office Development Property”).

Tenant reimbursements from Office Properties increased $0.9 million, or 22.6%, to $5.1 million for the three months ended June 30, 2005 compared to $4.2 million for the three months ended June 30, 2004. Of this increase, $0.4 million was generated by the Core Office Portfolio due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $0.5 million in tenant reimbursements, $0.4 million was attributable to the Office Redevelopment Properties and $0.1 million was attributable to both the Office Development Property and the Office Acquisition Properties. Other property income from Office Properties increased approximately $0.3 million, or 227.6%, to $0.4 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004. Other property income for both periods consisted primarily of lease termination fees.

Total expenses from Office Properties increased $1.8 million, or 15.7%, to $13.6 million for the three months ended June 30, 2005 compared to $11.8 million for the three months ended June 30, 2004. Property expenses from Office Properties increased $1.5 million, or 19.2%, to $9.2 million for the three months ended June 30, 2005 compared to $7.7 million for the three months ended June 30, 2004. An increase of $1.0 million, or 14.2%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures and an increase in variable operating expenses related to the increase in occupancy. Of the remaining increase of $0.5 million in property expenses, $0.4 million was attributable to the Office Acquisition Properties and $0.1 million was attributable to the Office Development Property. Real estate taxes from Office Properties increased $0.3 million, or 10.0%, for the three months ended June 30, 2005 as compared to the same period in 2004. Real estate taxes for the Core Office Portfolio remained consistent at $3.2 million for the three months ended June 30, 2005 compared to the same period in 2004. The increase in real estate taxes was due to a $0.2 million increase in property taxes generated by the Office Acquisition Properties and a $0.1 million increase in property taxes generated by both the Office Redevelopment Properties and the Office Development Property. The provision for bad debts from Office Properties decreased $0.1 million, or 26.5%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties increased $0.1 million, or 33.4%, to $0.4 million for the three months ended June 30, 2005 compared to $0.3 million for the three months ended June 30, 2004.

Net Operating Income, as defined, from Office Properties increased $4.8 million, or 14.8%, to $37.3 million for the three months ended June 30, 2005 compared to $32.5 million for the three months ended June 30, 2004. Of this increase, $1.5 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $3.3 million, $1.7 million was generated by the Office Acquisition Properties, $1.3 million was generated by the Office Redevelopment Properties and $0.3 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$8,013	$7,909	$104	1.3%
Tenant reimbursements	1,035	873	162	18.6
Other property income		5	(5)	(100.0)

Total	9,048	8,787	261	3.0

Property and related expenses:
Property expenses	829	626	203	32.4
Real estate taxes	729	699	30	4.3
Provision for bad debts	20	42	(22)	(52.4)

Total	1,578	1,367	211	15.4

Net Operating Income, as defined	$7,470	$7,420	$50	0.7%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at June 30, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at June 30, 2005.

Total revenues from Industrial Properties increased $0.3 million, or 3.0%, to $9.0 million for the three months ended June 30, 2005 as compared to $8.7 million for the three months ended June 30, 2004. Rental income from Industrial Properties increased $0.1 million, or 1.3%, to $8.0 million for the three months ended June 30, 2005 compared to $7.9 million for the three months ended June 30, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.6% to 95.7% for the three months ended June 30, 2005 as compared to 95.1% for the three months ended June 30, 2004.

Tenant reimbursements from Industrial Properties increased $0.1 million, or 18.6%, to $1.0 million for the three months ended June 30, 2005 compared to $0.9 million for the three months ended June 30, 2004. This increase is primarily due to an increase in occupancy in this portfolio. Other property income from Industrial Properties remained consistent during the three months ended June 30, 2005 as compared to the same period in 2004.

Total expenses from Industrial Properties increased $0.2 million, or 15.4%, to $1.6 million for the three months ended June 30, 2005 compared to $1.4 million for the three months ended June 30, 2004. Property expenses from Industrial Properties increased $0.2 million, or 32.4%, to $0.8 million for the three months ended June 30, 2005 compared to $0.6 million for the three months ended June 30, 2004. This increase is mainly attributable to an increase in repairs and maintenance expenditures. Real estate taxes from Industrial Properties remained consistent at approximately $0.7 million during the three months ended June 30, 2005 compared to the same period in 2004. The provision for bad debts from Industrial Properties remained consistent for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties remained consistent at $7.4 million for the three months ended June 30, 2005 as compared to the same period in 2004.

Non-Property Related Income and Expenses

General and administrative expenses increased $11.5 million, or 219.8%, to $16.8 million for the three months ended June 30, 2005 compared to $5.3 million for the three months ended June 30, 2004. The increase was primarily due to an $11.1 million increase in the charge for accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative stockholder returns (see Note 8 to the Company’s consolidated financial statements for further discussion about the program). Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the NYSE for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The increase in the charge for accrued incentive compensation is due to the increase in the share price of the Company’s common stock at the end of the second quarter of 2005 as compared to the end of the first quarter of 2005 and the resultant cumulative adjustment recorded as of June 30, 2005 for the change in estimated compensation expense attributable to prior periods. The amounts recorded in future periods related to this plan will increase and decrease as the ten-day average price per share of the Company’s common stock at the end of each period increases or decreases.

Net interest expense increased $0.4 million, or 4.6%, to $9.6 million for the three months ended June 30, 2005 compared to $9.1 million for the three months ended June 30, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $0.5 million, or 4.8%, to $11.8 million for the three months ended June 30, 2005 compared to $11.2 million for the three months ended June 30, 2004 due to a higher average outstanding debt balance during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Total capitalized interest and loan fees increased $0.1 million, or 5.9%, to $2.2 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004.

Depreciation and amortization increased $2.2 million, or 15.2%, to $16.3 million for the three months ended June 30, 2005 compared to $14.1 million for the three months ended June 30, 2004. An increase of $0.8 million was generated by the Core Office Portfolio. This increase was mainly attributable to expenditures incurred subsequent to June 30, 2004 for capital and tenant improvements. The increase in the Core Office Portfolio was offset by a decrease of $0.1 million generated by the Core Industrial Portfolio. Of the remaining $1.5 million increase in depreciation and amortization, $1.2 million was generated by the Office Acquisition Properties, $0.2 million was generated by the Office Redevelopment Properties and $0.1 million was generated by the Office Development Property.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$73,487	$64,962	$8,525	13.1%
Industrial Properties	15,210	14,900	310	2.1

Total portfolio	88,697	79,862	8,835	11.1

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	88,697	79,862	8,835	11.1
Other expenses:
General and administrative expenses	22,814	12,943	9,871	76.3
Interest expense	19,190	18,358	832	4.5
Depreciation and amortization	32,490	27,791	4,699	16.9
Interest and other income	111	385	(274)	(71.2)

Income from continuing operations before minority interest	14,314	21,155	(6,841)	(32.3)
Minority interests attributable to continuing operations	(3,576)	(6,912)	3,336	(48.3)
Income from discontinued operations	5,344	1,165	4,179	358.7

Net income	16,082	15,408	674	4.4
Preferred dividends	(4,804)	(1,570)	(3,234)	206.0

Net income available to common stockholders	$11,278	$13,838	$(2,560)	(18.5)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$90,745	$79,129	$11,616	14.7%	$78,459	$74,056	$4,403	5.9%
Tenant reimbursements	9,854	8,622	1,232	14.3	8,971	8,597	374	4.4
Other property income	551	653	(102)	(15.6)	549	629	(80)	(12.7)

Total	101,150	88,404	12,746	14.4	87,979	83,282	4,697	5.6

Property and related expenses:
Property expenses	18,056	15,625	2,431	15.6	16,360	14,832	1,528	10.3
Real estate taxes	7,433	6,567	866	13.2	6,318	6,172	146	2.4
Provision for bad debts	1,326	588	738	125.5	996	479	517	107.9
Ground leases	848	662	186	28.1	848	662	186	28.1

Total	27,663	23,442	4,221	18.0	24,522	22,145	2,377	10.7

Net Operating Income, as defined	$73,487	$64,962	$8,525	13.1%	$63,457	$61,137	$2,320	3.8%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at June 30, 2005.

Total revenues from Office Properties increased $12.7 million, or 14.4%, to $101.1 million for the six months ended June 30, 2005 compared to $88.4 million for the six months ended June 30, 2004. Rental income from Office Properties increased $11.6 million, or 14.7%, to $90.7 million for the six months ended June 30, 2005 compared to $79.1 million for the six months ended June 30, 2004. Rental income generated by the Core Office Portfolio increased $4.4 million, or 5.9%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 4.9% to 94.5% for the six months ended June 30, 2005 compared to 89.6% for the same period in 2004. The remaining $7.2 million increase in rental income was attributable to a $4.5 million increase in rental income generated by the Office Acquisition Properties, a $1.9 million increase in rental income generated by the Office Redevelopment Properties and a $0.8 million increase in rental income generated by the Office Development Property.

Tenant reimbursements from Office Properties increased $1.2 million, or 14.3%, to $9.8 million for the six months ended June 30, 2005 compared to $8.6 million for the six months ended June 30, 2004. Tenant reimbursements generated by the Core Office Portfolio increased $0.4 million, or 4.4%, to $9.0 million for the six months ended June 30, 2005 compared to $8.6 million for the six months ended June 30, 2004. This increase is mainly attributable to the increase in occupancy in the Core Office Portfolio as noted above. The remaining increase in tenant reimbursements is attributable to an increase of $0.6 million generated by the Office Redevelopment Properties, an increase of $0.1 million generated by the Office Development Property and an increase of $0.1 million generated by the Office Acquisition Properties. Other property income from Office Properties decreased approximately $0.1 million, or 15.6%, to $0.6 million for the six months ended June 30, 2005 compared to $0.7 million for the six months ended June 30, 2004. Other property income for both periods consisted primarily of lease termination fees and other related income associated with early lease terminations within the Core Office Portfolio.

Total expenses from Office Properties increased $4.2 million, or 18.0%, to $27.6 million for the six months ended June 30, 2005 compared to $23.4 million for the six months ended June 30, 2004. Property expenses from Office Properties increased $2.4 million, or 15.6%, to $18.0 million for the six months ended June 30, 2005 compared to $15.6 million for the six months ended June 30, 2004. An increase of $1.5 million, or 10.3%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures and an increase in variable operating expenses related to the increase in occupancy. Of the remaining increase of $0.9 million in property expenses, $0.6 million was attributable to the Office Acquisition Properties, $0.2 million was attributable to the Office Development Property and $0.1 million was attributable to the Office Redevelopment Properties. Real estate taxes from Office Properties increased $0.9 million, or 13.2%, for the six months ended June 30, 2005 as compared to the same period in 2004. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 2.4%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Of the remaining increase of $0.8 million in real estate taxes, $0.5 million was attributable to the Office Acquisition Properties, $0.2 million was attributable to the Office Redevelopment Properties and $0.1 million was attributable to the Office Development Property. The provision for bad debts from Office Properties increased $0.7 million, or 125.5%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company increased its reserves for certain tenants on the Company’s watchlist that the Company closely monitors because the tenant may be experiencing financial difficulties or they are consistently late in paying outstanding balances. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties increased $0.2 million, or 28.1%, to $0.8 million for the six months ended June 30, 2005 compared to $0.6 million for the six months ended June 30, 2004.

Net Operating Income, as defined, from Office Properties increased $8.5 million, or 13.1%, to $73.5 million for the six months ended June 30, 2005 compared to $65.0 million for the six months ended June 30, 2004. Of this increase, $2.3 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $6.2 million, $3.4 million was generated by the Office Acquisition Properties, $2.1 million was generated by the Office Redevelopment Properties and $0.7 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$15,984	$15,706	$278	1.8%
Tenant reimbursements	2,066	1,764	302	17.1
Other property income	72	11	61	554.5

Total	18,122	17,481	641	3.7

Property and related expenses:
Property expenses	1,407	1,172	235	20.1
Real estate taxes	1,426	1,387	39	2.8
Provision for bad debts	79	22	57	259.1

Total	2,912	2,581	331	12.8

Net Operating Income, as defined	$15,210	$14,900	$310	2.1%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at June 30, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at June 30, 2005.

Total revenues from Industrial Properties increased $0.6 million, or 3.7%, to $18.1 million for the six months ended June 30, 2005 as compared to $17.5 million for the six months ended June 30, 2004. Rental income from Industrial Properties increased $0.3 million, or 1.8%, to $16.0 million for the six months ended June 30, 2005 compared to $15.7 million for the six months ended June 30, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.8% to 95.2% for the six months ended June 30, 2005 as compared to 94.4% for the six months ended June 30, 2004.

Tenant reimbursements from Industrial Properties increased $0.3 million, or 17.1%, to $2.1 million for the six months ended June 30, 2005 compared to $1.8 million for the six months ended June 30, 2004. This increase is primarily due to an increase in occupancy in this portfolio. Other property income from Industrial Properties increased $0.1 million during the six months ended June 30, 2005 as compared to the same period in 2004. Other property income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.3 million, or 12.8%, to $2.9 million for the six months ended June 30, 2005 compared to $2.6 million for the six months ended June 30, 2004. Property expenses from Industrial Properties increased $0.2 million, or 20.1%, to $1.4 million for the six months ended June 30, 2005 compared to $1.2 million for the six months ended June 30, 2004. This increase is mainly attributable to an increase in repairs and maintenance expenditures. Real estate taxes from Industrial Properties remained consistent at approximately $1.4 million during the six months ended June 30, 2005 compared to the same period in 2004. The provision for bad debts increased by $0.1 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties increased $0.3 million, or 2.1%, to $15.2 million for the six months ended June 30, 2005 compared to $14.9 million for the six months ended June 30, 2004.

Non-Property Related Income and Expenses

Interest and other income decreased approximately $0.3 million, or 71.2%, to $0.1 million for the six months ended June 30, 2005 compared to $0.4 million for the six months ended June 30, 2004. The decrease is primarily due to a $0.1 million net realized gain from the sale of stock that the Company received in March 2004 in satisfaction of a creditor’s claim under a lease that was terminated early. In addition, during the six months ended June 30, 2004, the Company recorded $0.1 million in non-recurring interest earned in connection with a reimbursement of prior year supplemental property taxes.

General and administrative expenses increased $9.9 million, or 76.3%, to $22.8 million for the six months ended June 30, 2005 compared to $12.9 million for the six months ended June 30, 2004. The increase was primarily due to a $9.2 million increase in the charge for accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative stockholder returns (see Note 8 to the Company’s consolidated financial statements for further discussion about the program). Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the NYSE for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The increase in the charge for accrued incentive compensation is due to the increase in the share price of the Company’s stock at the end of the second quarter of 2005 as compared to the share price at December 31, 2004 and the resultant cumulative adjustment recorded as of June 30, 2005 for the change in estimated compensation expense attributable to prior periods. The amounts recorded in future periods related to this plan will increase and decrease as the ten-day average price per share of the Company’s common stock at the end of each period increases or decreases.

Net interest expense increased $0.8 million, or 4.5%, to $19.2 million for the six months ended June 30, 2005 compared to $18.4 million for the six months ended June 30, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $0.9 million, or 4.3%, to $23.4 million for the six months ended June 30, 2005 compared to $22.5 million for the six months ended June 30, 2004 due to a higher average outstanding debt balance during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Total capitalized interest and loan fees increased $0.2 million, or 3.4%, to $4.3 million for the six months ended June 30, 2005 as compared to $4.1 million for the six months ended June 30, 2004.

Depreciation and amortization increased $4.7 million, or 16.9%, to $32.5 million for the six months ended June 30, 2005 compared to $27.8 million for the six months ended June 30, 2004. An increase of $1.8 million was generated by the Core Office Portfolio. This increase is mainly attributable to expenditures incurred subsequent to June 30, 2004 for capital and tenant improvements. Of the remaining $2.9 million increase in depreciation and amortization, $2.3 million was generated by the Office Acquisition Properties, $0.4 million was generated by the Office Redevelopment Properties and $0.2 million was generated by the Office Development Property.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at June 30, 2005:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	25	2,820,099	94.4%
Orange County	6	304,961	88.0
San Diego	44	3,603,207	94.3
Other	8	878,960	91.7

Total Office	83	7,607,227	93.8

Industrial Properties:
Los Angeles	3	274,985	72.2
Orange County	43	3,918,383	99.4
Other	1	164,540	100.0

Total Industrial	47	4,357,908	97.7

Total Portfolio	130	11,965,135	95.2%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2005(4)	27	264,700	3.8%	$4,303
2006	54	539,334	7.6	12,934
2007	69	1,259,178	17.8	23,406
2008	47	713,138	10.1	12,618
2009	69	1,243,733	17.6	29,562
2010	43	698,515	9.9	18,760

Total Office	309	4,718,598	66.8	101,583

Industrial Properties:
Remaining 2005(4)	3	88,612	2.1	653
2006	11	305,665	7.2	2,870
2007	17	738,909	17.5	5,043
2008	10	877,551	20.8	6,125
2009	11	678,661	16.1	4,334
2010	7	415,788	9.8	3,974

Total Industrial	59	3,105,186	73.5	22,999

Total	368	7,823,784	69.3%	$124,582

(1)	Includes tenants only. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of June 30, 2005.
(3)	Determined based on aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before June 30, 2005.
(4)	Represents leases expiring in 2005 that have not been renewed as of June 30, 2005.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended June 30, 2005:
Office Properties	12	6	62,531	45,277	(20.8)%	(22.6)%	74.3%	81
Industrial Properties	1	3	40,000	129,144	8.1%	(4.7)%	82.6%	90

Total	13	9	102,531	174,421	(11.3)%	(16.7)%	78.8%	86

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Six Months Ended June 30, 2005:
Office Properties	31	15	223,233	99,199	(8.0)%	(14.1)%	49.6%	70
Industrial Properties	2	7	84,000	300,948	10.4%	(3.2)%	73.0%	80

Total	33	22	307,233	400,147	(1.3)%	(10.1)%	65.7%	76

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding the Company’s in-process and committed office development and redevelopment projects as of June 30, 2005. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of June 30, 2005	Percent Leased as of June 30, 2005
				($ in thousands)
Projects Under Construction:
15227 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2005	4th Qtr 2005	65,867	$14,730	$9,944	100%
15253 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2005	4th Qtr 2005	37,405	9,656	6,895	100%

Subtotal			103,272	24,386	16,839

Committed Projects:
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	3rd Qtr 2007	3rd Qtr 2008	465,600	144,543	20,134	78%
Innovation Corporate Center—Lot 4 I-15 Corridor San Diego, CA	4th Qtr 2006	4th Qtr 2006	75,000	19,560	5,125	100%

Subtotal			540,600	164,103	25,259

Total In-Process and Committed Projects:			643,872	$188,489	$42,098	84%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2005.

Redevelopment Projects

Project Name / Submarket /City	Pre- and Post - Redevelop- ment Type	Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs(3)	Total Estimated Investment	Total Costs as of June 30, 2005	Percent Committed as of June 30, 2005(4)
						($ in thousands)
Projects in Lease-Up:
909 Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	241,603	$37,799	$30,944	$68,743	$56,069	25%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.
(3)	Represents total projected redevelopment cost at June 30, 2005.
(4)	Percentage committed includes executed leases and letters of intent, calculated on a square-foot basis.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million revolving unsecured line of credit, proceeds received from the Company’s disposition program and construction loans. As of June 30, 2005, the Company’s total debt as a percentage of total market capitalization (presented under—Factors That May Influence Future Sources of Capital and Liquidity) was 31.9%. As of June 30, 2005, the Company’s total debt plus preferred equity as a percentage of total market capitalization was 39.7%.

As of June 30, 2005, the Company had borrowings of $184.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $241.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70%, depending upon the Company’s leverage ratio at the time of borrowing (4.43% at June 30, 2005), and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

The Company has a special long-term incentive compensation program that provides for cash compensation to be earned by the Company’s executive officers if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and a relative basis. Under the absolute portion of the program, for every $1 change in the Company’s ten-day average closing stock price, the total payable over the three-year-term of the program changes by approximately $1.7 million. If the Company’s ten-day average closing stock price at December 31, 2005 is the same as the Company’s ten-day average closing share price at the end of the second quarter of 2005, management estimates that the Company could make payments under this program in the first quarter of the 2006 fiscal year of approximately $47 million. As of June 30, 2005, the Company had accrued a total of $38.5 million relating to this program relating to the portion of the performance period that has elapsed through the end of the quarter, which is included in accounts payable, accrued expenses and other liabilities. (See Note 8 to the Company’s consolidated financial statements and “—Non-Property Related Income and Expenses” above for further discussion about the special long-term incentive compensation program).

The Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a maximum dividend payout ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at June 30, 2005.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at June 30, 2005 and December 31, 2004:

	Percentage of Total Debt		Weighted-Average Interest Rate
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Secured vs. unsecured:
Secured	59.9%	61.2%	5.8%	5.7%
Unsecured	40.1%	38.8%	5.0%	5.2%
Fixed-rate vs. variable-rate:
Fixed-rate(1)(2)(3)	81.6%	90.4%	5.8%	5.7%
Variable-rate	18.4%	9.6%	4.4%	3.5%
Total debt			5.5%	5.5%
Total debt including loan fees			5.8%	6.1%

(1)	At June 30, 2005 and December 31, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million, or 20.0% and 22.0%, respectively, of its variable-rate debt at 2.57%.
(2)	At June 30, 2005 and December 31, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million, or 20.0% and 22.0%, respectively, of its variable-rate debt at 2.98%.
(3)	At December 31, 2004, the Company had an interest-rate swap agreement to fix LIBOR on $50 million, or 20.0% and 22.0%, respectively, of its variable-rate debt at 4.46%. The swap expired in January 2005.

Following is the Company’s total market capitalization as of June 30, 2005:

	Shares/Units at June 30, 2005	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	(in thousands)
Debt:
Secured debt		$490,417	19.1%
Unsecured senior notes		144,000	5.6
Unsecured line of credit		184,000	7.2

Total debt		818,417	31.9

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	2.9
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.6
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	3.3
Common units outstanding(3)	3,716,893	176,515	6.9
Common shares outstanding(3)	28,899,939	1,372,458	53.4

Total equity		1,750,473	68.1

Total Market Capitalization		$2,568,890	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $47.49 at June 30, 2005.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at June 30, 2005 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at June 30, 2005. The table does not reflect available maturity extension options.

	Payment Due by Period
	(in thousands)
	Remainder of 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Fiscal Years Ending After 2009	Total
Principal payments—secured debt	$15,093	$42,978	$231,488	$200,858	$490,417
Principal payments—Credit Facility(1)		184,000			184,000
Principal payments—unsecured senior notes				144,000	144,000
Interest payments—fixed-rate debt(2)	17,148	64,712	52,503	61,756	196,119
Interest payments—interest-rate swaps(2)(3)	1,254	1,444			2,698
Ground lease obligations(4)	833	3,338	3,292	75,073	82,536
Capital commitments(5)	20,191				20,191

Total	$54,519	$296,472	$287,283	$481,687	$1,119,961

(1)	The Credit Facility has a one-year extension option.
(2)	As of June 30, 2005, 81.6% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 18.4% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 0.90% to 1.70%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of June 30, 2005, one-month LIBOR was 3.34%. See additional information regarding the Company’s debt and derivative instruments under Item 3: Quantitative and Qualitative Disclosures about Market Risk.
(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of June 30, 2005, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments for hedging purposes only and does not hold interest-rate swaps for speculative purposes. These cash flow hedges effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $100 million as of June 30, 2005.
(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(5)	Amounts represent commitments under signed leases and contracts. See further discussion under the caption “Capital Commitments” below.

Capital Commitments

As of June 30, 2005, the Company had two development projects under construction with a total estimated investment of $24 million. The Company also had one redevelopment project that was in the lease-up phase with a total estimated investment of $69 million. In addition, the Company also intends to begin construction in 2005 on two additional development projects. These two additional development projects have a total estimated investment of approximately $164 million. The Company has incurred aggregate costs of approximately $98 million on all of these projects as of June 30, 2005, and currently projects it could spend approximately $26 million of the remaining $159 million of presently budgeted development costs during the remainder of 2005, depending on leasing activity. In addition, the Company had a development project and a redevelopment project that were added to the Company’s stabilized portfolio in 2003 and 2005, respectively, which had not yet reached stabilized occupancy as of June 30, 2005. Depending on leasing activity, the Company currently projects it could spend approximately $4 million for these projects during the remainder of 2005. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “Development and Redevelopment” above.

As of June 30, 2005, the Company had executed leases that committed the Company to $19 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at June 30, 2005. In addition, during the remainder of 2005, the Company plans to spend approximately $5 million to $9 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute at least 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All distributions are at the discretion of the Company’s Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2005. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On May 17, 2005, the Company declared a regular quarterly cash dividend of $0.51 per common share, which was paid on July 15, 2005 to stockholders of record on June 30, 2005. This dividend is equivalent to an annual rate of $2.04 per share. In addition the Company is required to make quarterly distributions to its Series A Preferred unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the six months ended June 30, 2005.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of its debt obligations, capital expenditures, cash payments for incentive compensation and distributions to common and preferred stockholders and unitholders, through retained cash flow from operations and borrowings under the Credit Facility.

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

Off Balance Sheet Arrangements

As of June 30, 2005, the Company did not have any off-balance sheet transactions, arrangements or obligations, including contingent liabilities.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $1.9 million, or 3.8%, to $52.1 million for the six months ended June 30, 2005 compared to the $50.2 million for the six months ended June 30, 2004. The increase is primarily attributable to an increase in average occupancy in the Core Office Portfolio. For the six months ended June 30, 2005, average occupancy in this portfolio was 94.5% as compared to 89.6% for the six months ended June 30, 2004.

Net cash used in investing activities increased $17.6 million, or 256.4%, to $24.5 million for the six months ended June 30, 2005 compared to $6.9 million for the six months ended June 30, 2004. The increase was primarily attributable to the acquisition of an operating property and undeveloped land during the six months ended June 30, 2005, partially offset by higher sales proceeds from the disposition of operating properties during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Net cash used in financing activities decreased $21.0 million, or 46.0%, to $24.7 million for the six months ended June 30, 2005 compared to $45.7 million for the six months ended June 30, 2004. This decrease was primarily attributable to a $23.2 million increase in net borrowing activity for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in borrowing activity is mainly due to the financing of the land and property acquisitions during the six months ended June 30, 2005.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income available for common stockholders for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net (loss) income available for common stockholders	$(1,466)	$7,854	$11,278	$13,838
Adjustments:
Minority interest in (loss) earnings of Operating Partnership	(231)	1,138	1,487	2,124
Depreciation and amortization	16,124	14,329	32,446	28,315
Net loss (gain) on dispositions of operating properties		64	(5,779)	64

Funds From Operations(1)	$14,427	$23,385	$39,432	$44,341

(1)	Reported amounts are attributable to common stockholders and common unitholders.

Inflation

Since the majority of the Company’s tenant leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, the Company does not believe its exposure to increases in costs and operating expenses resulting from inflation is material.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2004 to June 30, 2005 is incorporated into this Item 3 by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at June 30, 2005 and December 31, 2004. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt ranged from LIBOR plus 0.90% to LIBOR plus 1.20% at June 30, 2005 and were LIBOR plus 1.10% at December 31, 2004. For the interest-rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 2005 and December 31, 2004. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2004.

Interest Rate Risk Analysis—Tabular Presentation

($ in millions)

	Maturity Date						June 30, 2005		December 31, 2004
	Remaining 2005	2006	2007	2008	2009	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate			$184.0				$184.0	$184.0	$167.0	$167.0
Variable-rate index			LIBOR				LIBOR		LIBOR

Fixed-rate						$144.0	$144.0	$154.6	$144.0	$154.1
Average interest rate						6.14%	6.14%		6.14%

Secured debt:
Variable-rate				$35.5	$31.0		$66.5	$66.5	$60.0	$60.0
Variable-rate index				LIBOR	LIBOR		LIBOR		LIBOR

Fixed-rate	$15.1	$10.7	$32.3	$83.2	$81.7	$200.9	$423.9	$440.3	$430.4	$445.1
Average interest rate	7.81%	6.56%	6.62%	4.19%	7.16%	6.10%	6.04%		6.05%

Interest Rate Derivatives Used to Hedge Variable-Rate Debt:
Interest-rate swap agreements:
Notional amount	$50.0	$50.0					$100.0	$0.8	$150.0	$0.4
Fixed-pay interest rate	2.57%	2.98%					2.78%		3.34%
Variable receive rate index	LIBOR	LIBOR

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Following the period covered by this report, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations, and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for prior periods in 2004 and 2005. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued. Also following the period covered by this report, management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. Accordingly, the Company has restated the Company’s income from continuing operations and the consolidated statements of cash flows for the three and six months ended June 30, 2004 in this Form 10-Q and will be filing amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and September 30, 2004.

The errors and required restatements caused management to conclude that the Company had a material weakness in its internal control over financial reporting because the controls over the initial analysis of accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations and the appropriate classification of two specific items on the consolidated statements of cash flows.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the quarter covered by this report, which included consideration of the required restatements. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarter covered by this report.

In light of this conclusion, the Company performed additional technical review and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In connection with the discovery of the errors and the related restatements described above, management determined that the material weakness described above existed as of June 30, 2005. To remediate this material weakness and enhance the Company’s internal control over financial reporting, the Company has effected changes in the Company’s internal control over financial reporting that have materially affected the Company’s internal control over financial reporting. Specifically, the Company has implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review will be performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company has implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes have remediated the material weakness discussed above.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any legal proceedings which if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations and cash flows of the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of its stockholders on May 17, 2005, stockholders elected John B. Kilroy, Sr. (12,628,485 votes for and 14,403,480 votes withheld), Edward F. Brennan (15,867,511 votes for and 11,164,454 votes withheld), and Matthew J. Hart (13,927,139 votes for and 13,104,826 votes withheld) as directors of the Company for a term expiring in the year 2008.

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS

Exhibit Number		Description

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2005.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)