Form 10-Q/A
period 2004-09-30
KILROY REALTY CORP
filed 2005-08-18
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) of Kilroy Realty Corporation (the “Company”) for the quarterly period ended September 30, 2004 (the “Original Filing”) is being filed to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations for the three and nine months ended September 30, 2004 and the notes related thereto, to correctly reflect the impact of preferred stock dividends in the calculation of income from continuing operations per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” so that income from continuing operations per share is presented net of preferred dividends paid and accrued. As originally filed, the quarterly report for the three and nine months ended September 30, 2004 incorrectly reflected income from continuing operations per common share before deducting the dividends paid and accrued. The calculation error had no impact on income from continuing operations, net income, net income per share, the Company’s consolidated balance sheets, consolidated statement of stockholders’ equity and consolidated statements of cash flows, or the calculation of funds from operations. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations. The Amended Filing is also being filed to restate the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. As originally filed, two items in the consolidated statements of cash flows were incorrectly classified. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity and should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. These reclassifications do not affect the total net change in cash and cash equivalents and have no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statement of stockholders’ equity. For a more detailed description of the restatements, see Note 14 to the accompanying consolidated financial statements contained in this Form 10-Q/A. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amendment No. 1 on Form 10-Q/A under Part I, Item 4—Controls and Procedures.

The Company is concurrently filing amendments to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 also to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations and the consolidated statements of cash flows for the same reclassifications noted above. The decision to restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005 and August 9, 2005.

The Company has also updated its historical financial statements in this Form 10-Q/A for discontinued operations that have resulted from the disposition of four operating properties during the six months ended June 30, 2005 and the classification of a property as held for sale as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This SFAS 144 treatment had no effect on the net income available to common stockholders or the Company’s financial condition. The other concurrently filed amendments referenced above reflect similar updates.

To reflect the restatements of the consolidated statements of cash flows for the reclassifications described above and the update for discontinued operations, the Company is also re-issuing the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that accompanied the financial statements in the Original Filing.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events except in connection with the foregoing.

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

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES (Note 10):
Rental income	$49,554	$45,112	$144,389	$129,452
Tenant reimbursements	4,717	4,380	15,102	14,590
Other property income (Note 8)	(273)	18,441	391	23,312

Total revenues	53,998	67,933	159,882	167,354

EXPENSES (Note 10):
Property expenses	8,339	7,644	25,137	22,515
Real estate taxes	4,295	3,749	12,250	10,917
Provision for bad debts (Note 9)	(522)	2,733	88	1,600
Ground leases	334	326	996	970
General and administrative expenses	9,399	5,089	22,342	13,231
Interest expense	9,540	8,869	27,898	24,143
Depreciation and amortization	14,456	14,067	42,246	40,044

Total expenses	45,841	42,477	130,957	113,420

OTHER INCOME
Interest and other income (Note 8)	77	36	462	130

Total other income	77	36	462	130

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	8,234	25,492	29,387	54,064

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 6)	(2,437)	(3,375)	(7,396)	(10,125)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(531)	(2,931)	(2,485)	(5,845)

Total minority interests	(2,968)	(6,306)	(9,881)	(15,970)

INCOME FROM CONTINUING OPERATIONS	5,266	19,186	19,506	38,094

DISCONTINUED OPERATIONS (Notes 2 and 11)
Revenues from discontinued operations	1,414	2,129	5,876	8,165
Expenses from discontinued operations	(900)	(1,100)	(3,236)	(4,620)
Net gain (loss) on disposition of discontinued operations	6,212	(48)	6,148	3,642
Impairment loss on property held for sale			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(850)	(128)	(1,019)	(956)

Total income from discontinued operations	5,876	853	7,043	6,231

NET INCOME	11,142	20,039	26,549	44,325
PREFERRED DIVIDENDS	(785)		(2,355)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$10,357	$20,039	$24,194	$44,325

Income from continuing operations per common share—basic (Note 12) (As Restated, see Note 14)	$0.16	$0.70	$0.61	$1.39

Income from continuing operations per common share—diluted (Note 12) (As Restated, see Note 14)	$0.16	$0.69	$0.60	$1.38

Net income per common share—basic (Note 12)	$0.37	$0.73	$0.86	$1.62

Net income per common share—diluted (Note 12)	$0.36	$0.72	$0.85	$1.61

Weighted average shares outstanding—basic (Note 12)	28,271,214	27,584,345	28,202,925	27,386,930

Weighted average shares outstanding—diluted (Note 12)	28,439,665	27,800,542	28,368,505	27,593,126

Dividends declared per common share	$0.495	$0.495	$1.485	$1.485

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

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
	(As Restated, Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,549	$44,325
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	42,974	41,200
Impairment loss on property held for sale	726
Distributions on Cumulative Redeemable Preferred units	7,396	10,125
Minority interest in earnings of Operating Partnership	3,504	6,801
Non-cash amortization of restricted stock grants	2,526	2,358
Non-cash amortization of deferred financing costs	2,397	1,721
(Decrease) increase in provision for uncollectible tenant receivables	(607)	2,243
Increase (decrease) in provision for uncollectible unbilled deferred rent	738	(551)
Depreciation of furniture, fixtures and equipment	681	719
Net gain on dispositions of operating properties	(6,148)	(3,642)
Other	9	77
Changes in assets and liabilities:
Current receivables	1,336	(1,593)
Deferred rent receivables	(8,425)	(4,669)
Deferred leasing costs	(2,047)	(658)
Prepaid expenses and other assets	543	(753)
Accounts payable, accrued expenses and other liabilities	13,142	2,755
Rents received in advance, tenant security deposits and deferred revenue	(930)	(2,740)

Net cash provided by operating activities	84,364	97,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(20,129)	(20,448)
Expenditures for undeveloped land and construction in progress	(22,138)	(49,677)
Net proceeds received from dispositions of operating properties	33,439	34,076
Decrease (increase) in restricted cash	7,275	(1,983)

Net cash used in investing activities	(1,553)	(38,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings or issuance of secured debt	115,218	105,587
Proceeds from the issuance of unsecured senior notes	144,000
Net repayments on unsecured line of credit	(143,000)	(33,000)
Principal payments on secured debt	(146,334)	(83,785)
Distributions paid to common stockholders and common unitholders	(48,172)	(47,097)
Repurchase of common stock (Note 7)	(1,275)	(1,714)
Financing costs	(1,331)	(357)
Proceeds from exercise of stock options	1,599	11,106
Distributions paid to preferred shareholders and preferred unitholders	(9,756)	(10,125)

Net cash used in financing activities	(89,051)	(59,385)

Net (decrease) increase in cash and cash equivalents	(6,240)	301
Cash and cash equivalents, beginning of period	9,892	15,777

Cash and cash equivalents, end of period	$3,652	$16,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $5,707 and $8,727 at September 30, 2004 and 2003, respectively	$24,117	$21,208

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common unitholders and shareholders (Note 13)	$16,097	$15,960

Receipt of stock (Note 8)	$494

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. The Company reclassified the change in restricted cash in the consolidated statements of cash flows from a financing activity to an investing activity for all periods presented.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense for the restricted shares is calculated based on the closing per share price of $32.59 on the May 18, 2004 grant date and is being amortized over the two-year vesting period. The Company recorded approximately $22,000 related to these restricted stock grants during the nine months ended September 30, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Office Properties:
Operating revenues(1)	$45,276	$58,951	$133,679	$140,356
Property and related expenses	11,323	13,263	34,966	32,696

Net operating income, as defined	33,953	45,688	98,713	107,660

Industrial Properties:
Operating revenues(1)	8,722	8,982	26,203	26,998
Property and related expenses	1,123	1,189	3,505	3,306

Net operating income, as defined	7,599	7,793	22,698	23,692

Total Reportable Segments:
Operating revenues(1)	53,998	67,933	159,882	167,354
Property and related expenses	12,446	14,452	38,471	36,002

Net operating income, as defined	41,552	53,481	121,411	131,352

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	41,552	53,481	121,411	131,352
Other unallocated revenues:
Interest and other income	77	36	462	130
Other unallocated expenses:
General and administrative expenses	9,399	5,089	22,342	13,231
Interest expense	9,540	8,869	27,898	24,143
Depreciation and amortization	14,456	14,067	42,246	40,044

Income from continuing operations before minority interests	8,234	25,492	29,387	54,064
Minority interests attributable to continuing operations	(2,968)	(6,306)	(9,881)	(15,970)
Income from discontinued operations	5,876	853	7,043	6,231

Net income	11,142	20,039	26,549	44,325
Preferred dividends	(785)		(2,355)

Net income available to common shareholders	$10,357	$20,039	$24,194	$44,325

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain or loss on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2004 and 2003, discontinued operations included the net income, the impairment loss and the net gain or loss on sale of one office and one industrial property sold during the nine months ended September 30, 2004 (see Note 2) and the three office buildings and two industrial buildings sold or classified as held for sale during the six months ended June 30, 2005 (see Note 15). For the three and nine months ended September 30, 2003, discontinued operations also included the net income and net gain or loss on sale of the seven office buildings that the Company sold in 2003. In connection with the disposition of one of the buildings sold in 2003, the Company repaid approximately $8.0 million in principal of a mortgage loan partially secured by the sold property. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
REVENUES:
Rental income	$1,257	$1,957	$4,858	$7,415
Tenant reimbursements	157	172	534	738
Other property income			484	12

Total revenues	1,414	2,129	5,876	8,165

EXPENSES:
Property expenses	316	378	1,229	1,876
Real estate taxes	157	211	555	695
Provision for bad debts	(2)	14	43	92
Interest expense				82
Depreciation and amortization	429	497	1,409	1,875

Total expenses	900	1,100	3,236	4,620

Income from discontinued operations before minority interests	514	1,029	2,640	3,545
Net gain (loss) on disposition of discontinued operations	6,212	(48)	6,148	3,642
Impairment loss on property held for sale			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(850)	(128)	(1,019)	(956)

Total income from discontinued operations	$5,876	$853	$7,043	$6,231

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings Per Share (As Restated, See Note 14)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$5,266	$19,186	$19,506	$38,094
Preferred dividends	(785)		(2,355)

Income from continuing operations available for common stockholders	4,481	19,186	17,151	38,094
Discontinued operations	5,876	853	7,043	6,231

Net income available for common stockholders—numerator for basic and diluted earnings per share	$10,357	$20,039	$24,194	$44,325

Denominator:
Basic weighted-average shares outstanding	28,271,214	27,584,345	28,202,925	27,386,930
Effect of dilutive securities-stock options and restricted stock	168,451	216,197	165,580	206,196

Diluted weighted-average shares and common share equivalents outstanding	28,439,665	27,800,542	28,368,505	27,593,126

Basic earnings per share:
Income from continuing operations available for common stockholders (As Restated, see Note 14)	$0.16	$0.70	$0.61	$1.39
Discontinued operations	0.21	0.03	0.25	0.23

Net income available for common stockholders	$0.37	$0.73	$0.86	$1.62

Diluted earnings per share:
Income from continuing operations available for common stockholders (As Restated, see Note 14)	$0.16	$0.69	$0.60	$1.38
Discontinued operations	0.20	0.03	0.25	0.23

Income available for common stockholders	$0.36	$0.72	$0.85	$1.61

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

14.    Restatements

Income from Continuing Operations per Common Share

Subsequent to the issuance of the Company’s quarterly financial statements for the three and nine months ended September 30, 2004, the Company’s management determined that it incorrectly computed income from continuing operations per common share by not reflecting the impact of preferred stock dividends paid and accrued in respect of the Company’s preferred stock in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The calculation error had no impact on income from continuing operations, net income, net income per share, or the Company’s consolidated balance sheets, consolidated statement of stockholders’ equity and consolidated statements of cash flows. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations. As a result, “Income from continuing operations per common share—basic and diluted” for the three and nine months ended September 30, 2004 included within the consolidated statements of operations and in Note 12 to the consolidated financial statements have been restated from the amounts previously reported.

	Three Months Ended September 30, 2004
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.19	$(0.03)	$—	$0.16
Diluted earnings per share:
Income from continuing operations per common share	$0.19	$(0.03)	$—	$0.16

	Three Months Ended September 30, 2003
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.71	$—	$(0.01)	$0.70
Diluted earnings per share:
Income from continuing operations per common share	$0.70	$—	$(0.01)	$0.69

(1)	Includes the discontinued operations that have resulted from the disposition of the four operating properties that were sold subsequent to September 30, 2004 and the classification of a property as held for sale as of June 30, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2004
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.73	$(0.08)	$(0.04)	$0.61
Diluted earnings per share:
Income from continuing operations per common share	$0.73	$(0.08)	$(0.05)	$0.60

	Nine Months Ended September 30, 2003
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$1.42	$—	$(0.03)	$1.39
Diluted earnings per share:
Income from continuing operations per common share	$1.40	$—	$(0.02)	$1.38

(1)	Includes the discontinued operations that have resulted from the disposition of the four operating properties that were sold subsequent to September 30, 2004 and the classification of a property as held for sale as of June 30, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Classifications

Also subsequent to the issuance of the Company’s quarterly financial statements for the nine months ended September 30, 2004, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. As a result, the net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003 included in the consolidated statements of cash flows have been restated from the amounts previously reported. In addition, the Company reclassified the change in restricted cash in the consolidated statements of cash flows from a financing activity to an investing activity. These reclassifications do not affect the total net change in cash and cash equivalents and have no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statement of stockholders’ equity.

	Nine Months Ended September 30,
	2004		2003
	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Net cash provided by operating activities	$77,868	$84,364	$82,341	$97,718
Net cash used in investing activities	$(9,786)	$(1,553)	$(30,797)	$(38,032)
Net cash used in financing activities	$(74,322)	$(89,051)	$(51,243)	$(59,385)

15. Subsequent Dispositions

Subsequent to the quarter ended September 30, 2004 the Company sold the following five operating properties. The property that was sold in July 2005 was classified as held for sale as of June 30, 2005.

Address/City	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2501 Pullman/1700 Carnegie, Santa Ana, CA	Office	March	2	128,266
525 North Brand, Glendale, CA	Office	March	1	46,043
5115 North 27th Avenue, Phoenix, AZ	Industrial	March	1	130,877
2260 E. El Segundo Boulevard, El Segundo, CA	Industrial	July	1	113,820

Total			5	419,006

The Company has updated its historical consolidated financial statements in this Form 10-Q/A for discontinued operations that have resulted from the disposition of four operating properties during the six months ended June 30, 2005 and the classification of the property as held for sale as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The net income for these properties has been reclassified to discontinued operations for the three and nine months ended September 30, 2004 and 2003 to conform to the presentation in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

Impact of Restatements and Reclassifications

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements of the consolidated statements of cash flows and the reclassifications for discontinued operations. For a more detailed description of the restatements and reclassifications, see Notes 14 and 15 to the accompanying consolidated financial statements included in this Form 10-Q/A.

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

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at September 30, 2003	82	7,317,574	50	4,877,213	132	12,194,787
Properties added from the Development Portfolio	1	208,464			1	208,464
Dispositions(1)	(1)	(124,986)	(1)	(277,037)	(2)	(402,023)
Remeasurement		(8,458)		1,391		(7,067)

Total at September 30, 2004(2)	82	7,392,594	49	4,601,567	131	11,994,161

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.
(2)	Includes three office buildings and one industrial building the Company sold as of June 30, 2005, which encompassed approximately 305,200 rentable square feet. Also includes one industrial building classified as held for sale as of June 30, 2005, which encompassed approximately 113,800 rentable square feet.

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

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined:
Office Properties	$33,953	$45,688	$(11,735)	(25.7)%
Industrial Properties	7,599	7,793	(194)	(2.5)

Total portfolio	41,552	53,481	(11,929)	(22.3)

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	41,552	53,481	(11,929)	(22.3)
Other expenses:
General and administrative expenses	9,399	5,089	4,310	84.7
Interest expense	9,540	8,869	671	7.6
Depreciation and amortization	14,456	14,067	389	2.8
Interest and other income	77	36	41	113.9

Income from continuing operations before minority interest	8,234	25,492	(17,258)	(67.7)
Minority interests attributable to continuing operations	(2,968)	(6,306)	3,338	(52.9)
Income from discontinued operations	5,876	853	5,023	588.9

Net income	11,142	20,039	(8,897)	(44.4)
Preferred dividends	(785)		(785)	(100.0)

Net income available to common shareholders	$10,357	$20,039	$(9,682)	(48.3)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended September 30, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$41,699	$37,060	$4,639	12.5%	$36,095	$33,704	$2,391	7.1%
Tenant reimbursements	3,852	3,465	387	11.2	3,751	3,524	227	6.4
Other property income	(275)	18,426	(18,701)	(101.5)	(277)	18,424	(18,701)	(101.5)

Total	45,276	58,951	(13,675)	(23.2)	39,569	55,652	(16,083)	(28.9)

Property and related expenses:
Property expenses	7,929	7,213	716	9.9	7,070	6,480	590	9.1
Real estate taxes	3,583	3,044	539	17.7	2,962	2,824	138	4.9
Provision for bad debts	(523)	2,680	(3,203)	(119.5)	(420)	2,617	(3,037)	(116.0)
Ground leases	334	326	8	2.5	334	326	8	2.5

Total	11,323	13,263	(1,940)	(14.6)	9,946	12,247	(2,301)	(18.8)

Net operating income, as defined	$33,953	$45,688	$(11,735)	(25.7)%	$29,623	$43,405	$(13,782)	(31.8)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2005.

Total revenues from Office Properties decreased $13.7 million, or 23.2%, to $45.3 million for the three months ended September 30, 2004 compared to $59.0 million for the three months ended September 30, 2003. Rental income from Office Properties increased $4.6 million, or 12.5%, to $41.7 million for the three months ended September 30, 2004 compared to $37.1 million for the three months ended September 30, 2003. Rental income generated by the Core Office Portfolio increased $2.4 million, or 7.1%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 4.4% to 95.1% for the three months ended September 30, 2004 compared to 90.7% for the same period in 2003. The remaining $2.2 million increase in rental income was attributable to a $1.7 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) and a $0.5 million increase in rental income generated by the office properties that the Company redeveloped during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.4 million, or 11.2%, to $3.9 million for the three months ended September 30, 2004 compared to $3.5 million for the three months ended September 30, 2003. Of this increase, $0.2 million was generated by the Core Office Portfolio and the remaining $0.2 million was mainly attributable to the Office Redevelopment Properties. The increase from the Core Office Portfolio is primarily attributable to an increase in occupancy in this portfolio, as noted above. Other property income from Office Properties decreased approximately $18.7 million, or 101.5%, to a $0.3 million charge for the three months ended September 30, 2004 compared to $18.4 million for the three months ended September 30, 2003. Other Property Income for the three months ended September 30, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine Systems Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million in 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at September 30, 2003 through the provision for bad debts. Other Property Income for the three months ended September 30, 2004 included a $1.8 million charge related to a proposed settlement for outstanding litigation. This charge was partially offset by $1.3 million of other income related to a lease termination in 2001. This additional income had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved.

Total expenses from Office Properties decreased $1.9 million, or 14.6%, to $11.3 million for the three months ended September 30, 2004 compared to $13.2 million for the three months ended September 30, 2003. Property expenses from Office Properties increased $0.7 million, or 9.9%, to $7.9 million for the three months ended September 30, 2004 compared to $7.2 million for the three months ended September 30, 2003. An increase of $0.6 million, or 9.1%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, janitorial and other contract services related to the increase in occupancy. The remaining $0.1 million increase in property expenses was attributable to a $0.2 million increase in the Office Development Properties, partially offset by a $0.1 million decrease related to the Office Redevelopment Properties. Real estate taxes from Office Properties increased $0.5 million, or 17.7%, for the three months ended September 30, 2004 as compared to the same period in 2003. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 4.9%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The remaining $0.4 million increase in real estate taxes was due to a $0.3 million increase related to the Office Redevelopment Properties and a $0.1 million increase in the Office Development Properties. The increase in real estate taxes attributable to the Office Redevelopment Properties is due to the reassessment of the improvements added during the redevelopment of the projects. The provision for bad debts from Office Properties decreased $3.2 million, or 119.5%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease was primarily due to a decrease in the provision related to the Company’s leases with Peregrine. During the three months ended September 30, 2003 the Company recorded a $2.6 million provision to reserve for future payments due under the Peregrine Settlement Agreement as discussed in the preceding paragraph. During the three months ended September 30, 2004 the Company reversed $0.8 million of the provision due to the collection of the first of four annual installment payments due under the settlement agreement. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at approximately $0.3 million for the three months ended September 30, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties decreased $11.7 million, or 25.7%, to $34.0 million for the three months ended September 30, 2004 compared to $45.7 million for the three months ended September 30, 2003. Net operating income from the Core Office Portfolio decreased by $13.8 million, which was primarily due to the Peregrine lease termination fee recorded during the three months ended September 30, 2003. An increase of $2.1 million in net operating income was due to $1.6 million generated by the Office Development Properties and $0.5 million generated by the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$7,855	$8,052	$(197)	(2.4)%
Tenant reimbursements	865	915	(50)	(5.5)
Other property income	2	15	(13)	(86.7)

Total	8,722	8,982	(260)	(2.9)

Property and related expenses:
Property expenses	410	431	(21)	(4.9)
Real estate taxes	712	705	7	1.0
Provision for bad debts	1	53	(52)	(98.1)

Total	1,123	1,189	(66)	(5.6)

Net operating income, as defined	$7,599	$7,793	$(194)	(2.5)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at September 30, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2005, excluding the building classified as held for sale as of June 30, 2005.

Total revenues from Industrial Properties decreased $0.3 million, or 2.9%, to $8.7 million for the three months ended September 30, 2004 compared to $9.0 million for the three months ended September 30, 2003. Rental income from Industrial Properties decreased $0.2 million, or 2.4%, to $7.9 million for the three months ended September 30, 2004 compared to $8.1 million for the three months ended September 30, 2003. This decrease was primarily due to a decline in occupancy. Average occupancy in the industrial portfolio decreased 1.6% to 94.2% at September 30, 2004 compared to 95.8% at September 30, 2003.

Tenant reimbursements from Industrial Properties remained consistent at $0.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Other property income from Industrial Properties remained consistent during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Total expenses from Industrial Properties decreased $0.1 million, or 5.6%, to $1.1 million for the three months ended September 30, 2004 compared to $1.2 million for the three months ended September 30, 2003. Property expenses from Industrial Properties remained consistent at $0.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Real estate taxes from Industrial Properties remained consistent at approximately $0.7 million during the three months ended September 30, 2004 compared to the same period in 2003. The provision for bad debts decreased by $0.1 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $0.2 million, or 2.5%, to $7.6 million for the three months ended September 30, 2004 compared to $7.8 million for the three months ended September 30, 2003.

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

Depreciation and amortization increased $0.4 million, or 2.8%, to $14.5 million for the three months ended September 30, 2004 compared to $14.1 million for the three months ended September 30, 2003. The increase was primarily attributable to an increase of $0.6 million in the Office Development Properties partially offset by a decrease of $0.2 million attributable to the Office Redevelopment Properties taken out of service in 2003.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined:
Office Properties	$98,713	$107,660	$(8,947)	(8.3)%
Industrial Properties	22,698	23,692	(994)	(4.2)

Total portfolio	121,411	131,352	(9,941)	(7.6)

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	121,411	131,352	(9,941)	(7.6)
Other expenses:
General and administrative expenses	22,342	13,231	9,111	68.9
Interest expense	27,898	24,143	3,755	15.6
Depreciation and amortization	42,246	40,044	2,202	5.5
Interest and other income	462	130	332	255.4

Income from continuing operations before minority interest	29,387	54,064	(24,677)	(45.6)
Minority interests attributable to continuing operations	(9,881)	(15,970)	6,089	(38.1)
Income from discontinued operations	7,043	6,231	812	13.0

Net income	26,549	44,325	(17,776)	(40.1)
Preferred dividends	(2,355)		(2,355)	(100.0)

Net income available to common shareholders	$24,194	$44,325	$(20,131)	(45.4)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$120,828	$105,215	$15,613	14.8%	$105,972	$97,856	$8,116	8.3%
Tenant reimbursements	12,473	11,972	501	4.2	12,246	11,398	848	7.4
Other property income	378	23,169	(22,791)	(98.4)	354	18,897	(18,543)	(98.1)

Total	133,679	140,356	(6,677)	(4.8)	118,572	128,151	(9,579)	(7.5)

Property and related expenses:
Property expenses	23,755	21,404	2,351	11.0	21,112	19,849	1,263	6.4
Real estate taxes	10,151	8,974	1,177	13.1	8,665	8,331	334	4.0
Provision for bad debts	64	1,348	(1,284)	(95.3)	(69)	1,883	(1,952)	(103.7)
Ground leases	996	970	26	2.7	996	956	40	4.2

Total	34,966	32,696	2,270	6.9	30,704	31,019	(315)	(1.0)

Net operating income, as defined	$98,713	$107,660	$(8,947)	(8.3)%	$87,868	$97,132	$(9,264)	(9.5)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2005.

Total revenues from Office Properties decreased $6.7 million, or 4.8%, to $133.7 million for the nine months ended September 30, 2004 compared to $140.4 million for the nine months ended September 30, 2003. Rental income from Office Properties increased $15.6 million, or 14.8%, to $120.8 million for the nine months ended September 30, 2004 compared to $105.2 million for the nine months ended September 30, 2003. Rental income generated by the Core Office Portfolio increased $8.1 million, or 8.3%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.7% to 93.0% for the nine months ended September 30, 2004 compared to 89.3% for the same period in 2003. The remaining $7.5 million increase was attributable to a $8.5 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $1.0 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $0.5 million, or 4.2%, to $12.5 million for the nine months ended September 30, 2004 compared to $12.0 million for the nine months ended September 30, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $0.8 million, or 7.4%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily attributable to both the reimbursement of prior year supplemental property taxes and the increase in occupancy in the Core Office Portfolio, as noted above. A decrease of $0.3 million in tenant reimbursements is attributable to a decrease of $0.4 million in the Office Redevelopment Properties partially offset by an increase of $0.1 million in the Office Development Properties. Other property income from Office Properties decreased approximately $22.8 million to $0.4 million for the nine months ended September 30, 2004 compared to $23.2 million for the nine months ended September 30, 2003. Other Property Income for the nine months ended September 30, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine Systems Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million from Peregrine in 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at September 30, 2003 through the provision for bad debts. Other property income for the nine months ended September 30, 2003 also included a $4.3 million lease termination fee resulting from the early termination of leases at a building in San Diego, California. Other property income for the nine months ended September 30, 2004 included $1.3 million of other income related to a lease termination in 2001 and $0.9 million of lease termination fees. The $1.3 million had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved. This income was partially offset by a $1.8 million charge related to a proposed settlement for outstanding litigation.

Total expenses from Office Properties increased $2.3 million, or 6.9%, to $35.0 million for the nine months ended September 30, 2004 compared to $32.7 million for the nine months ended September 30, 2003. Property expenses from Office Properties increased $2.4 million, or 11.0%, to $23.8 million for the nine months ended September 30, 2004 compared to $21.4 million for the nine months ended September 30, 2003. An increase of $1.3 million, or 6.4%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, janitorial and other contract services due to an increase in occupancy. The remaining $1.1 million increase in property expenses is attributable to an increase of $1.3 million in the Office Development Properties partially offset by a decrease of $0.2 million in the Office Redevelopment Properties. The increase in the Office Development Properties is primarily due to an increase in variable operating expenses related to an increase in occupancy. Real estate taxes increased $1.2 million, or 13.1%, to $10.2 million for the nine months ended September 30, 2004 as compared to $9.0 million for the same period in 2003. Real estate taxes for the Core Office Portfolio increased $0.3 million, or 4.0%, to $8.6 million for the nine months ended September 30, 2004 compared to $8.3 for the comparable period in 2003. This increase was mainly attributable to refunds received during the nine months ended September 30, 2003 for real estate taxes that were successfully appealed by the Company. The remaining increase of $0.9 million was attributable to a $0.7 million increase in the Office Development Properties and a $0.2 million increase in the Office Redevelopment Properties. The provision for bad debts decreased $1.3 million, or 95.3%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease was primarily due to the decrease in the provision the Company recorded for its leases with Peregrine. During the nine months ended September 30, 2003 the Company recorded a $2.6 million provision to reserve for future payments due under the Peregrine settlement agreement, and reduced a previously recorded provision for unbilled deferred rents related to the Company’s leases with Peregrine by $2.0 million as a result of the settlement with Peregrine in July 2003 as discussed in the preceding paragraph. During the nine months ended September 30, 2004 the Company reversed $0.8 million of the provision for the future installment payments due to the collection of the first of four annual installment payments due under the settlement agreement. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at $1.0 million for the nine months ended September 30, 2004 compared to the same period in 2003.

Net operating income, as defined, from Office Properties decreased $8.9 million, or 8.3%, to $98.7 million for the nine months ended September 30, 2004 compared to $107.6 million for the nine months ended

September 30, 2003. Of this decrease, $9.3 million was attributable to the Core Office Portfolio and $6.2 million was attributable to the Office Redevelopment Properties, which was partially offset by an increase of $6.6 million attributable to the Office Development Properties.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$23,561	$24,237	$(676)	(2.8)%
Tenant reimbursements	2,629	2,618	11	0.4
Other property income	13	143	(130)	(90.9)

Total	26,203	26,998	(795)	(2.9)

Property and related expenses:
Property expenses	1,382	1,111	271	24.4
Real estate taxes	2,099	1,943	156	8.0
Provision for bad debts	24	252	(228)	(90.5)

Total	3,505	3,306	199	6.0

Net operating income, as defined	$22,698	$23,692	$(994)	(4.2)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at September 30, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2005, excluding the building classified as held for sale as of June 30, 2005.

Total revenues from Industrial Properties decreased $0.8 million, or 2.9%, to $26.2 million for the nine months ended September 30, 2004 compared to $27.0 million for the nine months ended September 30, 2003. Rental income from Industrial Properties decreased $0.7 million, or 2.8%, to $23.5 million for the nine months ended September 30, 2004 compared to the $24.2 million for the nine months ended September 30, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 2.4% to 94.4% for the nine months ended September 30, 2004 compared to 96.8% for the nine months ended September 30, 2003.

Tenant reimbursements from Industrial Properties remained consistent at approximately $2.6 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Other property income from Industrial Properties decreased $0.1 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Other property income for both periods consisted primarily of lease termination fees and other related income associated with early lease terminations.

Total expenses from Industrial Properties increased $0.2 million, or 6.0%, to $3.5 million for the nine months ended September 30, 2004 compared to $3.3 million for the nine months ended September 30, 2003. Property expenses from Industrial Properties increased by $0.3 million, or 24.4%, to $1.4 million for the nine months ended September 30, 2004 compared to $1.1 million for the nine months ended September 30, 2003. This increase was primarily attributable to non-recurring HVAC expenses. Real estate taxes for the Industrial Properties increased $0.2 million, or 8.0%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase was primarily due to refunds received during the nine months ended September 30, 2003 for real estate taxes that were successfully appealed by the Company. The provision for bad debts decreased $0.2 million, or 90.5%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. During the nine months ended September 30, 2004 the Company’s reserve requirement decreased due to the collection of previously reserved receivables. The Company evaluates its reserve levels on a quarterly basis.

Net operating income, as defined, from Industrial Properties decreased $1.0 million, or 4.2%, to $22.7 million for the nine months ended September 30, 2004 compared to $23.7 million for the nine months ended September 30, 2003.

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

Depreciation and amortization increased $2.2 million, or 5.5%, to $42.2 million for the nine months ended September 30, 2004 compared to $40.0 million for the nine months ended September 30, 2003. An increase of $3.0 million was attributable to the Office Development Properties partially offset by a decrease of $0.8 million related to the Office Redevelopment Properties taken out of service in 2003.

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

Development Projects

Project Name/Submarket	Estimated Completion Date	Estimated Stabilization Date(1)	Projected		Total Costs as of September 30, 2004	Percent Leased as of September 30, 2004
			Square Feet Upon Completion	Total Estimated Investment(2)
	(in thousands)
Projects Under Construction:
15227 Avenue of Science Rancho Bernardo, CA	3rd Qtr 2005	3rd Qtr 2006	65,867	$13,873	$5,423	—
15253 Avenue of Science Rancho Bernardo, CA	3rd Qtr 2005	3rd Qtr 2006	37,405	8,926	4,239	—

Total In-Process Projects:			103,272	$22,799	$9,662	—

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2004.

Redevelopment Projects

Project Name/ Submarket	Pre- and Post- Redevelop- ment Type	Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevel- opment Costs(3)	Total Estimated Investment	Total Costs as of September 30, 2004	Percent Leased as of September 30, 2004
	(in thousands)
Projects in Lease-Up:
5717 Pacific Center Blvd. Sorrento Mesa, CA	Office to Life Science	1st Qtr 2004	1st Qtr 2005	67,995	$8,790	$10,320	$19,110	$10,817	—
909 Sepulveda Blvd. El Segundo, CA	Office	3rd Qtr 2004	3rd Qtr 2005	241,603	37,799	27,509	65,308	50,738	19%

Total In-Process Projects				309,598	$46,589	$37,829	$84,418	$61,555	15%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total capitalized costs at the commencement of redevelopment.
(3)	Represents total projected redevelopment cost at September 30, 2004.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flows from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $13.3 million, or 13.7%, to $84.4 million for the nine months ended September 30, 2004 compared to the $97.7 million for the nine months ended September 30, 2003. The decrease is primarily attributable to a lease termination fee payment of $18.3 million received in connection with the Peregrine settlement agreement in the third quarter of 2003. This decrease is offset by an increase in average occupancy in the Core Office Portfolio. For the nine months ended September 30, 2004, average occupancy in this portfolio was 93.0% as compared to 89.3% for the nine months ended September 30, 2003.

Net cash used in investing activities decreased $36.4 million, or 95.9%, to $1.6 million for the nine months ended September 30, 2004 compared to $38.0 million for the nine months ended September 30, 2003. The decrease was primarily attributable to a decrease in development spending. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. In July 2004, the Company commenced construction on the third phase of a development project that will include two office buildings. As a result, development spending is likely to increase over the next year. See additional information regarding the Company’s development programs and anticipated development spending under the captions “Development and redevelopment programs” and “Capital Commitments”.

Net cash used in financing activities increased $29.7 million, or 50.0%, to $89.1 million for the nine months ended September 30, 2004 compared to $59.4 million for the nine months ended September 30, 2003. This increase was primarily attributable to a $19.9 million decrease in net borrowing activity for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, which was mainly due to the Company scaling back its development activity as discussed in the paragraph above.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Subsequent to the filing of the original Form 10-Q for the quarter ended September 30, 2004, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations, and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for the three and nine months ended September 30, 2004. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued to its preferred stockholders. Also subsequent to filing of the original Form 10-Q for the quarter ended September 30, 2004, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities.

The required restatements caused management to conclude that the Company had a material weakness in its internal control over financial reporting because the controls over the initial analysis of accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations or the appropriate classification of two specific items on the consolidated statements of cash flows.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the restatements. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2004 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the quarter ended September 30, 2004, as fully described in Note 14 of this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, management determined that the material weakness described above existed as of September 30, 2004 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report, that have materially affected the Company’s internal control over financial reporting. The Company has implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review will be performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company has implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes remediated the material weakness discussed above.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR .
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)