Form 10-K/A
period 2004-12-31
KILROY REALTY CORP
filed 2005-08-18
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amended Filing”) of Kilroy Realty Corporation (the “Company”) for the fiscal year ended December 31, 2004 (as amended by Amendment No. 1 on Form 10-K/A, the “Original Filing”), is being filed to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations for the years ended December 31, 2004 and 2003, and the notes related thereto, to correctly reflect the impact of preferred stock dividends in the calculation of income from continuing operations per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” so that income from continuing operations per share is presented net of preferred dividends paid and accrued. As originally filed, the annual reports for the fiscal years ended December 31, 2004 and 2003 incorrectly reflected income from continuing operations per common share before deducting the dividends paid and accrued. The calculation error had no impact on income from continuing operations, net income, net income per share, the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows, or the calculation of funds from operations. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations. The Amended Filing is also being filed to restate the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002. As originally filed, two items in the consolidated statements of cash flows were incorrectly classified. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity and should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. These reclassifications do not affect the total net change in cash and cash equivalents and have no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity. For a more detailed description of the restatements, see Note 27 to the accompanying consolidated financial statements contained in this Form 10-K/A. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amendment No. 2 on Form 10-K/A under Part II, Item 9A—Controls and Procedures.

The Company is concurrently filing amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and September 30, 2004 also to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations and the consolidated statements of cash flows for the same reclassifications noted above. The decision to restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005 and August 9, 2005.

The Company has also updated its historical financial statements and the accompanying selected financial data in this Form 10-K/A for discontinued operations that have resulted from the disposition of four operating properties during the six months ended June 30, 2005 and the classification of a property as held for sale as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This SFAS 144 treatment had no effect on the net income available to common stockholders or the Company’s financial condition. The other concurrently filed amendments referenced above reflect similar updates.

To reflect the restatements of the consolidated statements of cash flows for the reclassifications described above and the update for discontinued operations, the Company is also re-issuing the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that accompanied the financial statements in the Original Filing.

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events except in connection with the foregoing.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:(1)
Rental income	$194,293	$175,825	$172,652	$167,853	$147,417
Tenant reimbursements	21,156	19,665	20,854	20,016	17,365
Other property income	1,202	23,998	2,672	6,268	711

Total revenues	216,651	219,488	196,178	194,137	165,493

Property expenses	34,010	30,910	28,007	27,109	20,220
Real estate taxes	16,344	15,061	14,440	13,776	12,941
Provision for bad debts	886	1,503	6,712	3,609	1,663
Ground leases	1,401	1,296	1,354	1,507	1,643
General and administrative expenses	34,021	20,095	12,902	11,692	10,535
Interest expense	37,647	33,385	35,380	41,024	38,205
Depreciation and amortization	56,983	54,174	56,634	48,867	37,526

Total expenses	181,292	156,424	155,429	147,584	122,733

Interest and other income	521	196	513	1,030	1,878
Interest income from related party					2,724
Equity in earnings from unconsolidated real estate					191

Total other income	521	196	513	1,030	4,793

Income from continuing operations before net gain on dispositions and minority interests	35,880	63,260	41,262	47,583	47,553
Net gain on dispositions of operating properties			896	4,714	11,256

Income from continuing operations before minority interests	35,880	63,260	42,158	52,297	58,809
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(9,579)	(13,163)	(13,500)	(13,500)	(13,500)
Original issuance costs of redeemed preferred units	(1,200)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(2,700)	(6,457)	(3,985)	(3,534)	(5,605)
Recognition of previously reserved Development LLC preferred return			3,908
Minority interest in earnings of Development LLCs			(1,024)	(3,701)	(421)

Total minority interests	(13,479)	(20,565)	(14,601)	(20,735)	(19,526)

Income from continuing operations	22,401	42,695	27,557	31,562	39,283
Discontinued operations:
Revenues from discontinued operations	7,134	10,231	17,706	18,748	18,717
Expenses from discontinued operations	(3,929)	(5,901)	(9,677)	(9,519)	(10,076)
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,089)	(1,055)	(1,844)	(968)	(1,078)

Total income from discontinued operations	7,538	6,917	12,755	8,261	7,563

Net income before cumulative effect of change in accounting principle	29,939	49,612	40,312	39,823	46,846
Cumulative effect of change in accounting principle				(1,392)

Net income	29,939	49,612	40,312	38,431	46,846
Preferred dividends	(3,553)	(349)

Net income available for common stockholders	$26,386	$49,263	$40,312	$38,431	$46,846

Share Data:
Weighted average shares outstanding—basic	28,244	27,527	27,450	27,167	26,599

Weighted average shares outstanding—diluted	28,422	27,738	27,722	27,373	26,755

Income from continuing operations per common share—basic (Restated) (2)	$0.67	$1.54	$1.00	$1.16	$1.48

Income from continuing operations per common share—diluted (Restated) (2)	$0.66	$1.53	$0.99	$1.15	$1.47

Net income per common share—basic	$0.93	$1.79	$1.47	$1.41	$1.76

Net income per common share—diluted	$0.93	$1.78	$1.45	$1.40	$1.75

Dividends declared per common share	$1.98	$1.98	$1.98	$1.92	$1.80

	Kilroy Realty Corporation Consolidated
	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$1,846,496	$1,726,286	$1,686,218	$1,600,994	$1,496,477
Total assets	1,599,215	1,512,635	1,506,602	1,457,229	1,455,368
Total debt	801,441	761,048	762,037	714,587	723,688
Total liabilities	912,534	839,468	846,901	799,055	787,209
Total minority interests	133,989	184,539	220,697	217,546	226,734
Total stockholders’ equity	552,692	488,628	439,004	440,628	441,425

Other Data:
Funds From Operations(3)	$81,886	$108,881	$97,940	$91,558	$83,471

Cash flows from:
Operating activities (Restated)(2)	110,022	117,068	113,056	125,023	85,368
Investing activities (Restated)(2)	(112,780)	(60,132)	(69,134)	(49,246)	(144,266)
Financing activities (Restated)(2)	(2,281)	(62,821)	(44,632)	(76,890)	50,382

Office Properties:
Rentable square footage	7,674,424	7,316,187	7,447,605	7,225,448	6,624,423
Occupancy	94.0%	87.6%	91.1%	93.9%	96.2%

Industrial Properties:
Rentable square footage	4,602,605	4,878,603	4,880,963	5,085,945	5,807,555
Occupancy	95.5%	94.5%	97.7%	98.5%	97.8%

(1)	Certain line items within the Statements of Operations Data do not equal the amounts reported on the Company’s annual reports filed in previous years on Form 10-K. The variance is a result of the reclassification of the net income and net gain on the disposition of operating properties sold subsequent to December 31, 2001 to discontinued operations in accordance with SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (see Notes 21 and 28 in the Company’s consolidated financial statements). In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation.

(2)	See Note 27 to the Consolidated Financial Statements included in this report.

(3)	Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, the Company’s FFO may not be comparable to other REITs.

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

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the enclosed information presented is forward-looking in nature, including information concerning development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated here. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise except to the extent the Company is required to do so in connection with its ongoing requirements under Federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business, and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see the discussion under the caption “Business Risks” in “Item 1—Business” and under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Impact of Restatements and Reclassifications

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements of the consolidated statements of cash flows and the reclassifications for discontinued operations. For a more detailed description of the restatements and reclassifications, see Notes 27 and 28 to the accompanying consolidated financial statements included in this Form 10-K/A.

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

Property Acquisitions—In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date. Management must make significant assumptions in determining the value of assets and liabilities acquired. Using different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses.

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

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2003	82	7,316,187	50	4,878,603	132	12,194,790
Acquisitions	2	281,830			2	281,830
Properties added from the Development Portfolio	1	208,464			1	208,464
Dispositions(1)	(1)	(125,020)	(1)	(277,037)	(2)	(402,057)
Remeasurement		(7,037)		1,039		(5,998)

Total at December 31, 2004(2)	84	7,674,424	49	4,602,605	133	12,277,029

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

(2)	Includes three office buildings and one industrial building the Company sold as of June 30, 2005, which encompassed approximately 305,200 rentable square feet. Also includes one industrial building classified as held for sale as of June 30, 2005, which encompassed approximately 113,800 rentable square feet.

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

	Year Ended December 31,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined
Office Properties	$134,442	$139,890	$(5,448)	(3.9)%
Industrial Properties	29,568	30,828	(1,260)	(4.1)

Total portfolio	164,010	170,718	(6,708)	(3.9)

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	164,010	170,718	(6,708)	(3.9)
Other expenses:
General and administrative expenses	34,021	20,095	13,926	69.3
Interest expense	37,647	33,385	4,262	12.8
Depreciation and amortization	56,983	54,174	2,809	5.2
Interest and other income	521	196	325	165.8

Income from continuing operations before minority interest	35,880	63,260	(27,380)	(43.3)
Minority interests attributable to continuing operations	(13,479)	(20,565)	7,086	(34.5)
Income from discontinued operations	7,538	6,917	621	9.0

Net income	29,939	49,612	(19,673)	(39.7)
Preferred dividends	(3,553)	(349)	(3,204)	918.1

Net Income available to common stockholders	$26,386	$49,263	$(22,877)	(46.4)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the years ended December 31, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$162,763	$143,723	$19,040	13.2%	$141,631	$131,964	$9,667	7.3%
Tenant reimbursements	17,626	16,194	1,432	8.8	16,714	15,577	1,137	7.3
Other property income	1,189	23,849	(22,660)	(95.0)	1,160	19,580	(18,420)	(94.1)

Total	181,578	183,766	(2,188)	(1.2)	159,505	167,121	(7,616)	(4.6)

Property and related expenses:
Property expenses	31,439	28,888	2,551	8.8	27,806	27,067	739	2.7
Real estate taxes	13,482	12,448	1,034	8.3	11,459	11,524	(65)	(0.6)
Provision for bad debts	814	1,244	(430)	(34.6)	512	1,491	(979)	(65.7)
Ground leases	1,401	1,296	105	8.1	1,329	1,282	47	3.7

Total	47,136	43,876	3,260	7.4	41,106	41,364	(258)	(0.6)

Net Operating Income	$134,442	$139,890	$(5,448)	(3.9)%	$118,399	$125,757	$(7,358)	(5.9)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2005.

Total revenues from Office Properties decreased $2.2 million, or 1.2%, to $181.6 million for the year ended December 31, 2004 compared to $183.8 million for the year ended December 31, 2003. Rental income from Office Properties increased $19.1 million, or 13.2%, to $162.8 million for the year ended December 31, 2004 compared to $143.7 million for the year ended December 31, 2003. Rental income generated by the Core Office Portfolio increased $9.7 million, or 7.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.9% to 93.6% for the year ended December 31, 2004 compared to 89.7% for the same period in 2003. The remaining $9.4 million increase for the Office Properties was attributable to a $9.5 million increase in rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”) which was offset by a decrease of $0.1 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $1.4 million, or 8.8%, to $17.6 million for the year ended December 31, 2004 compared to $16.2 million for the year ended December 31, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $1.1 million, or 7.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily attributable to the increase in occupancy in this Portfolio, as noted above. The remaining increase in tenant reimbursements is attributable to an increase of $0.5 million in the Office Development Properties partially offset by a decrease of $0.2 million in the Office Redevelopment Properties. Other property income from Office Properties decreased approximately $22.7 million to $1.2 million for the year ended December 31, 2004 compared to $23.9 million for the year ended December 31, 2003. Other property income for the year ended December 31, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine Systems Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received an initial payment of $18.3 million from Peregrine in 2003 and $750,000 in 2004. The Company is scheduled to receive three additional payments of approximately $750,000 each to be paid annually over the next three years. The future payments were recorded at their net present value which was approximately $2.6 million as of the date of the settlement. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at December 31, 2003 through the provision for bad debts. Other property income for the year ended December 31, 2003 also included a $4.3 million lease termination fee resulting from the early termination of leases at a building in San Diego, California. Other property income for the year ended December 31, 2004 included $1.9 million of other income related to a lease termination in 2001. The $1.9 million had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved. This income was partially offset by a $1.8 million charge related to the settlement of outstanding litigation. The remaining balance in other property income for the year ended December 31, 2004 is mainly comprised of lease termination fees.

Total expenses from Office Properties increased $3.2 million, or 7.4%, to $47.1 million for the year ended December 31, 2004 compared to $43.9 million for the year ended December 31, 2003. Property expenses from Office Properties increased $2.5 million, or 8.8%, to $31.4 million for the year ended December 31, 2004 compared to $28.9 million for the year ended December 31, 2003. An increase of $0.7 million, or 2.7%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, utilities and janitorial and other contract services due to the increase in occupancy. The remaining $1.8 million increase in property expenses is attributable to the Office Development Properties due to an increase in variable operating expenses related to the increase in occupancy in this portfolio. Real estate taxes increased $1.0 million, or 8.3%, to $13.5 million for the year ended December 31, 2004 as compared to $12.5 million for the same period in 2003. Real estate taxes for the Core Office Portfolio remained consistent at approximately $11.5 million during the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase in property taxes was attributable to a $0.9 million increase in the Office Development Properties and a $0.1 million increase in the Office Redevelopment Properties. The provision for bad debts decreased $0.4 million, or 34.6%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The decrease was primarily due to a change in the provision related to the Company’s leases with Peregrine and a general improvement in the Company’s accounts receivable aging. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense increased $0.1 million, or 8.1%, for the year ended December 31, 2004 compared to the same period in 2003.

Net Operating Income from Office Properties decreased $5.5 million, or 3.9%, to $134.4 million for the year ended December 31, 2004 compared to $139.9 million for the year ended December 31, 2003. Of this decrease, $7.4 million was attributable to the Core Office Portfolio and $5.4 million was attributable to the Office Redevelopment Properties, which was partially offset by an increase of $7.3 million attributable to the Office Development Properties. The overall decrease in Net Operating Income is primarily due to the significant lease termination fees received during 2003 related to the Peregrine settlement and another early lease termination.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$31,530	$32,102	$(572)	(1.8)%
Tenant reimbursements	3,530	3,471	59	1.7
Other property income	13	149	(136)	(91.3)

Total	35,073	35,722	(649)	(1.8)

Property and related expenses:
Property expenses	2,571	2,022	549	27.2
Real estate taxes	2,862	2,613	249	9.5
Provision for bad debts	72	259	(187)	(72.2)

Total	5,505	4,894	611	12.5

Net Operating Income	$29,568	$30,828	$(1,260)	(4.1)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at December 31, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at June 30, 2005, excluding the building classified as held for sale as of June 30, 2005.

Total revenues from Industrial Properties decreased $0.6 million, or 1.8%, to $35.1 million for the year ended December 31, 2004 compared to $35.7 million for the year ended December 31, 2003. Rental income from Industrial Properties decreased $0.6 million, or 1.8%, to $31.5 million for the year ended December 31, 2004 compared to $32.1 million for the year ended December 31, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 1.8% to 94.4% for the year ended December 31, 2004 compared to 96.2% for the year ended December 31, 2003.

Tenant reimbursements from Industrial Properties remained consistent at approximately $3.5 million during the year ended December 31, 2004 compared to the year ended December 31, 2003. Other property income from Industrial Properties decreased $0.1 million, or 91.3%, for the year ended December 31, 2004 compared to the same period in 2003. Other property income primarily includes amounts recorded in connection with lease terminations.

Total expenses from Industrial Properties increased $0.6 million, or 12.5%, to $5.5 million for the year ended December 31, 2004 compared to $4.9 million for the year ended December 31, 2003. Property expenses from Industrial Properties increased by $0.6 million, or 27.2%, to $2.6 million for the year ended December 31, 2004 compared to $2.0 million for the year ended December 31, 2003. This increase was primarily attributable to an increase in repairs and maintenance costs for the year ended December 31, 2004 compared to the same period in 2003. Real estate taxes for the Industrial Properties increased $0.2 million, or 9.5%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily due to refunds received during the year ended December 31, 2003 for real estate taxes that were successfully appealed by the Company. The provision for bad debts decreased $0.2 million, or 72.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. During the year ended December 31, 2004 the Company’s reserve requirement decreased due to the collection of previously reserved receivables. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $1.2 million, or 4.1%, to $29.6 million for the year ended December 31, 2004 compared to $30.8 million for the year ended December 31, 2003.

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

Depreciation and amortization increased $2.8 million, or 5.2%, to $57.0 million for the year ended December 31, 2004 compared to $54.2 million for the year ended December 31, 2003. An increase of $3.0 million was attributable to the Office Development Properties, and an increase of $0.6 million was attributable to the Core Office Portfolio which was partially offset by a decrease of $0.8 million related to the Office Redevelopment Properties taken out of service in 2003.

Income from Continuing Operations

Income from continuing operations before minority interests decreased $27.4 million, or 43.3%, to $35.9 million for the year ended December 31, 2004 compared to $63.3 million for the year ended December 31, 2003. The decrease was primarily due to the decrease in Net Operating Income from the Office Properties due to the 2003 Peregrine settlement and due to the increase in general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common shareholders for the years ended December 31, 2003 and 2002.

	Year Ended December 31,		Dollar Change	Percentage Change
	2003	2002
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$139,890	$116,001	$23,889	20.6%
Industrial Properties	30,828	29,664	1,164	3.9

Total portfolio	170,718	145,665	25,053	17.2

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	170,718	145,665	25,053	17.2
Other expenses:
General and administrative expenses	20,095	12,902	7,193	55.8
Interest expense	33,385	35,380	(1,995)	(5.6)
Depreciation and amortization	54,174	56,634	(2,460)	(4.3)
Interest and other income	196	513	(317)	(61.8)

Income from continuing operations before net gain on dispositions and minority interests	63,260	41,262	21,998	53.3
Net gain on disposition of operating properties(1)		896	(896)	(100.0)

Income from continuing operations before minority interest	63,260	42,158	21,102	50.1
Minority interests	(20,565)	(14,601)	(5,964)	40.8
Income from discontinued operations	6,917	12,755	(5,838)	(45.8)

Net income	49,612	40,312	9,300	23.1
Preferred dividends	(349)		(349)	(100.0)

Net Income available to common stockholders	$49,263	$40,312	$8,951	22.2%

(1)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain associated litigation was resolved in the second quarter of 2002.

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations, for the Office Properties and for the Industrial Properties for the years ended December 31, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	143,723	140,500	3,223	2.3%	122,639	125,825	(3,186)	(2.5)%
Tenant reimbursements	16,194	17,359	(1,165)	(6.7)	14,616	14,602	14	0.1
Other property income	23,849	2,583	21,266	823.3	19,581	2,477	17,104	690.5

Total	183,766	160,442	23,324	14.5	156,836	142,904	13,932	9.7

Property and related expenses:
Property expenses	28,888	25,615	3,273	12.8	26,487	23,102	3,385	14.7
Real estate taxes	12,448	11,727	721	6.1	10,588	10,475	113	1.1
Provision for bad debts	1,244	5,745	(4,501)	(78.3)	142	5,485	(5,343)	(97.4)
Ground leases	1,296	1,354	(58)	(4.3)	1,282	1,334	(52)	(3.9)

Total	43,876	44,441	(565)	(1.3)	38,499	40,396	(1,897)	(4.7)

Net Operating Income	139,890	116,001	23,889	20.6%	118,337	102,508	15,829	15.4%

(1)	Stabilized office properties owned at January 1, 2002 and still owned at June 30, 2005.

Total revenues from Office Properties increased $23.3 million, or 14.5%, to $183.7 million for the year ended December 31, 2003 compared to $160.4 million for the year ended December 31, 2002. Rental income from Office Properties increased $3.2 million, or 2.3%, to $143.7 million for the year ended December 31, 2003 compared to $140.5 million for the year ended December 31, 2002. This increase was primarily attributable to an increase of $10.6 million in rental income generated by the office properties developed and redeveloped by the Company in 2003 and 2002 (the “Office Development Properties”), offset by a decrease of $3.2 million, or 2.5% related to the Core Office Portfolio, and a decrease of $4.2 million in rental income attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2003 (“Office Redevelopment Properties”). The decrease in the Core Office Portfolio was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio declined 1.3% to 89.4% for the year ended December 31, 2003 as compared to 90.7% for the year ended December 31, 2002.

Tenant reimbursements from Office Properties decreased $1.2 million, or 6.7%, to $16.2 million for the year ended December 31, 2003 compared to $17.4 million for the year ended December 31, 2002. A decrease of $1.4 million attributable to the Office Redevelopment Properties was partially offset by an increase of $0.2 million attributable to the Office Development Properties. Tenant reimbursements generated by the Core Office Portfolio remained consistent at $14.6 million for the year ended December 31, 2003 compared to the same period in 2002. Other property income from Office Properties increased $21.3 million, or 823.3%, to $23.9 million for the year ended December 31, 2003 compared to $2.6 million for the year ended December 31, 2002. Other property income for the year ended December 31, 2003, included an $18.0 million lease termination fee related to a settlement with Peregrine Systems, Inc. In accordance with the settlement agreement approved by the bankruptcy court, the Company received a payment of $18.3 million in 2003 and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. The future payments were recorded at their net present value which was approximately $2.6 million. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at December 31, 2003 through the provision for bad debts. Also during the year ended December 31, 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of leases at a building in San Diego. The remaining amounts in other property income from Office Properties for both periods consisted primarily of lease termination fees, management fees and tenant late charges.

Total expenses for Office Properties decreased $0.6 million, or 1.3%, to $43.9 million for the year ended December 31, 2003 compared to $44.5 million for the year ended December 31, 2002. Property expenses from Office Properties increased $3.3 million, or 12.8%, to $28.9 million for the year ended December 31, 2003 compared to $25.6 million for the year ended December 31, 2002. This increase was primarily attributable to higher repairs and maintenance in the Core Office Portfolio, which was due to non-recurring expenditures at one complex of buildings. Real estate taxes increased $0.7 million, or 6.1%, to $12.4 million for the year ended December 31, 2003 as compared to $11.7 million for the year ended December 31, 2002. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 1.1%, for the year ended December 31, 2003 compared to the same period in 2002. Of the remaining increase of $0.6 million in real estate taxes, an increase of $1.2 million attributable to the Office Development Properties was partially offset by a decrease of $0.6, million attributable to the Office Redevelopment Properties. The provision for bad debts decreased $4.5 million, or 78.3%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease was primarily due to a change in the provision related to the Company’s leases with Peregrine. For the year ended December 31, 2003, the Company recorded a provision of approximately $2.6 million related to the future settlement payments to be received from Peregrine, and reversed a provision for bad debts and unbilled deferred rents receivable of approximately $3.1 million related to the Company’s leases with Peregrine as a result of the settlement with Peregrine in July 2003. During 2002, the Company recorded a provision for bad debts and unbilled deferred rents receivable of approximately $3.8 million specifically related to receivables from Peregrine. The remaining decrease is due to an improvement in the Company’s accounts receivable aging and collections of outstanding tenant receivables during 2003. The Company evaluates its reserve for unbilled deferred rent and tenant receivables on a quarterly basis. Ground lease expense decreased $0.1 million, or 4.3%, for the year ended December 31, 2003 compared to the same period in 2002.

Net Operating Income from Office Properties increased $23.9 million, or 20.6%, to $139.9 million for the year ended December 31, 2003 compared to $116.0 million for the year ended December 31, 2002. An increase of $15.8 million was attributable to the Core Office Portfolio which was primarily due to the Peregrine lease termination fee. The remaining increase of $8.1 million was primarily attributable to the Office Development Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$32,102	$32,152	$(50)	(0.2)%	$31,469	$31,857	$(388)	(1.2)%
Tenant reimbursements	3,471	3,495	(24)	(0.7)	3,440	3,465	(25)	(0.7)
Other property income	149	89	60	67.4	149	89	60	67.4

Total	35,722	35,736	(14)	(0.0)	35,058	35,411	(353)	(1.0)

Property and related expenses:
Property expenses	2,022	2,392	(370)	(15.5)	1,998	2,392	(394)	(16.5)
Real estate taxes	2,613	2,713	(100)	(3.7)	2,533	2,677	(144)	(5.4)
Provision for bad debts	259	967	(708)	(73.2)	236	964	(728)	(75.5)

Total	4,894	6,072	(1,178)	(19.4)	4,767	6,033	(1,266)	(21.0)

Net Operating Income	$30,828	$29,664	$1,164	3.9%	$30,291	$29,378	$913	3.1%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at June 30, 2005, excluding the building classified as held for sale as of June 30, 2005.

Total revenues from Industrial Properties remained consistent at approximately $35.7 million during the year ended December 31, 2003 compared to the year ended December 31, 2002. Rental income from Industrial Properties decreased $0.1 million, or 0.2%, to $32.1 million for the year ended December 31, 2003 compared to $32.2 million for the year ended December 31, 2002. Rental income generated by the Core Industrial Portfolio decreased $0.4 million, or 1.2%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy decreased 1.3% to 96.2% for the year ended December 31, 2003 compared to 97.5% for the year ended December 31, 2002. The net decrease in rental income from the Core Industrial Portfolio was partially offset by an increase of $0.3 million from the one property acquired during 2002 (“Industrial Acquisition”).

Tenant reimbursements from Industrial Properties remained consistent at approximately $3.5 million during the year ended December 31, 2003 compared to the year ended December 31, 2002. Other property income from Industrial Properties increased $0.1 million for the year ended December 31, 2003 which was attributable to lease termination fees in the Core Industrial Portfolio. Other income for both periods is primarily comprised of lease termination fees and tenant late charges.

Total expenses from Industrial Properties decreased $1.2 million, or 19.4%, to $4.9 million for the year ended December 31, 2003 compared to $6.1 million for the year ended December 31, 2002. Property expenses from Industrial Properties decreased $0.4 million, or 15.5%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily attributable to lower repairs and maintenance costs in the Core Industrial Portfolio for the year ended December 31, 2003 compared to the same period in 2002. Real estate taxes decreased $0.1 million, or 3.7%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was attributable to the refunds received for real estate taxes successfully appealed by the Company in 2003 at buildings in the Core Industrial Portfolio. The provision for bad debts decreased $0.7 million, or 73.2%, for the year ended December 31, 2003 compared to the same period in 2002. During the year ended December 31, 2003, the Company decreased its reserve for bad debts and unbilled deferred rent specifically related to the Company’s watchlist tenants due to improvement in the collection of tenant receivables. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, from Industrial Properties increased $1.2 million, or 3.9%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Net operating income for the Core Industrial Portfolio increased $0.9 million, or 3.1%, for the year ended December 31, 2003 compared to the same period in 2002 and an increase of $0.2 million was generated by the Industrial Acquisition.

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

Depreciation and amortization decreased $2.4 million, or 4.3%, to $54.2 million for the year ended December 31, 2003 compared to $56.6 million for the year ended December 31, 2002. During the year ended December 31, 2002 the Company recorded accelerated depreciation and amortization charges of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine. The Company did not record a similar charge in 2003. This decrease was partially offset by an increase attributable to the development properties completed and stabilized since December 31, 2002.

Income from Continuing Operations

Income from continuing operations before net gains on dispositions and minority interests increased $22.0 million, or 53.3%, to $63.3 million for the year ended December 31, 2003 compared to $41.3 million for the year ended December 31, 2002. The increase was primarily due to the increase in Net Operating Income from the Office Properties of $23.9 million.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office and Industrial Properties at December 31, 2004:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles	26	2,872,925	91.1%
Orange County	7	387,327	97.4
San Diego	43	3,535,212	97.1
Other	8	878,960	89.7

	84	7,674,424	94.0

Industrial Properties:
Los Angeles	4	388,805	53.0
Orange County	43	3,918,383	99.4
Other	2	295,417	100.0

	49	4,602,605	95.5

Total portfolio	133	12,277,029	94.6%

Leasing Activity by Segment Type

For the year ended December 31, 2004

	Number of Leases(1)		Rentable Square Feet		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(1)	Renewal
Office Properties	66	36	630,505	728,802	(7.9)%	(9.4)%	87.0%	70
Industrial Properties	6	11	186,474	356,083	0.6%	(8.4)%	73.5%	50

Total portfolio	72	47	816,979	1,084,885	(6.9)%	(9.2)%	82.0%	64

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year. The change in cash rents for two of the leases was calculated using the leases’ stabilized stated rent. The starting rents for these two leases were discounted for the first six months.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

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

The composition of the Company’s aggregate debt balances at December 31, 2004 and 2003 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Secured vs. unsecured:
Secured	61.2%	69.1%	5.7%	5.8%
Unsecured	38.8	30.9	5.2	4.2

Fixed-rate vs. variable rate:
Fixed rate(1)(2)(3)	90.4 (5)	72.6	5.7	6.3
Variable rate(4)	9.6%	27.4%	3.5	2.8

Total debt			5.5	5.3
Total debt including loan fees			6.1%	5.9%

(1)	At December 31, 2004 and 2003, the Company had an interest-rate swap agreement, which expired in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.

(2)	At December 31, 2004 and 2003, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.

(3)	At December 31, 2004 and 2003, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.

(4)	At December 31, 2003, the Company had interest-rate cap agreements to cap LIBOR on $100 million of its variable rate debt at 4.25%. These agreements were terminated in June 2004.

(5)	Excluding the $50 million interest-rate swap agreement that expired in January 2005, the Company’s fixed-rate debt as a percentage of total debt was 84.2% at December 31, 2004.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $7.0 million, or 6.0% to $110.0 million for the year ended December 31, 2004 compared to $117.0 million for the year ended December 31, 2003. The decrease is primarily attributable to a lease termination fee payment of $18.3 million received in connection with the Peregrine settlement agreement in the third quarter of 2003. This decrease is partially offset by an increase in average occupancy. For the year ended December 31, 2004, average occupancy was 92.3% as compared to 91.2% for the year ended December 31, 2003.

Net cash used in investing activities increased $52.7 million, or 87.6% to $112.8 million for the year ended December 31, 2004 as compared to $60.1 million for the year ended December 31, 2003. The increase is primarily attributable to the Company’s acquisition of an office property and undeveloped land in December 2004 for a net cash payment of approximately $95.5 million. The increase was partially offset by a decrease in development spending. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. In July 2004, the Company commenced construction on the third phase of a development project that will include two office buildings. As a result, development spending is likely to increase during 2005. See additional information regarding the Company’s development programs and anticipated development spending under the captions “Factors That May Influence Future Results of Operations—Development and redevelopment programs” and “—Capital Commitments.”

Net cash used in financing activities decreased $60.5 million, or 96.4% to $2.3 million for the year ended December 31, 2004 compared to $62.8 million for the year ended December 31, 2003. The decrease was primarily attributable to a $72.4 million increase in net borrowing activity and capital raised from the issuance of preferred stock in 2004 as compared to 2003. The increase in borrowing activity was mainly due to the Company’s property acquisition during the fourth quarter of 2004.

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

Subsequent to the filing of the original Form 10-K for the fiscal year ended December 31, 2004, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for the fiscal years ended December 31, 2004 and 2003. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued to its preferred stockholders. Also subsequent to the filing of the original Form 10-K for the year ended December 31, 2004, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities.

These required restatements caused management to conclude that the Company had a material weakness in its internal control over financial reporting because the controls over the initial analysis of the accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations, or the appropriate classification of two specific items on the consolidated statements of cash flows.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the required restatements. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

In light of this conclusion, the Company performed additional technical review and analysis procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Management had previously concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002, as fully described in Note 27 of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, management determined that the material weakness described above existed as of December 31, 2004 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report, that have materially affected the Company’s internal control over financial reporting. The Company has implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review will be performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company has implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes remediated the material weakness discussed above.

Management’s Report on Internal Control Over Financial Reporting (as restated)

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

In their report dated March 1, 2005, management had concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the consolidated financial statement restatements described in more detail above.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess its internal control over financial reporting, considering the restatement of per share amounts for income from continuing operations, basic and diluted, and the restatement of the consolidated statements of cash flows described above. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004, because the controls over the initial analysis of the accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations or the appropriate classification of two specific items on the consolidated statements of cash flows. Specifically, the

Company did not identify the impact of the issuance of preferred stock and the resultant payment of preferred dividends on the technical calculation of income from continuing operations per share included within its consolidated statements of operations. As a result of this material weakness, the Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have reduced the amount of income from continuing operations per share by the amount of preferred dividends paid and accrued to its preferred stockholders. In addition, the Company incorrectly classified two items on the consolidated statements of cash flows. First, the distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, the capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on management’s restated assessment of internal control over financial reporting.

August 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited management’s assessment, included within this Form 10-K/A of Kilroy Realty Corporation for the year ended December 31, 2004 at Item 9A under the heading “Management’s Report on Internal Control over Financial Reporting (as restated)”, that Kilroy Realty Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 1, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2004 annual financial statements and 2004 interim financial statements, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the financial statement restatements. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment:

the Company’s controls over the initial analysis of accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations and the appropriate classification of distributions to cumulative redeemable preferred unitholders and a portion of the expenditures for operating properties, development and redevelopment projects and undeveloped land in the consolidated statements of cash flows. This material weakness resulted in the restatement of the Company’s previously issued annual financial statements as described more fully in Note 27 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 (as restated) and the related financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 1, 2005 (August 15, 2005 as to the effects of the restatements described in Note 27 and discontinued operations described in Note 28) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2005

(August 15, 2005, as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as restated))

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)  Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002	F-4
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts	F-44

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

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

Exhibit Number	Description

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

12.1*	Statement of Computations of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions

21.1	List of Subsidiaries of the Registrant (2)

23.1*	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included in the signature page of the Form 10-K filed with the Securities and Exchange Commission on March 2, 2005)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

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

Name	Title	Date

* John B. Kilroy, Sr.	Chairman of the Board	August 15, 2005

/s/ JOHN B. KILROY, JR John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2005

/s/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 15, 2005

/s/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	August 15, 2005

* Edward F. Brennan, Ph.D.	Director	August 15, 2005

* John R. D’Eathe	Director	August 15, 2005

* William P. Dickey	Director	August 15, 2005

* Matthew J. Hart	Director	August 15, 2005

* Dale F. Kinsella	Director	August 15, 2005

*By: /s/ RICHARD E. MORAN JR. Richard E. Moran Jr. Attorney-in-Fact

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2004

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27), and 2002	F-4
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts	F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 27, the Company has restated the accompanying consolidated statements of cash flows and its income from continuing operations per common share in the accompanying consolidated statements of operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 (August 15, 2005 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as restated)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2005 (August 15, 2005 as to the effects of the restatements described in Note 27 and discontinued operations described in Note 28)

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

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUES (Note 20):
Rental income	$194,293	$175,825	$172,652
Tenant reimbursements	21,156	19,665	20,854
Other property income (Note 19)	1,202	23,998	2,672

Total revenues	216,651	219,488	196,178

EXPENSES:
Property expenses	34,010	30,910	28,007
Real estate taxes	16,344	15,061	14,440
Provision for bad debts	886	1,503	6,712
Ground leases (Note 16)	1,401	1,296	1,354
General and administrative expenses (Notes 15 and 19)	34,021	20,095	12,902
Interest expense	37,647	33,385	35,380
Depreciation and amortization (Notes 2 and 8)	56,983	54,174	56,634

Total expenses	181,292	156,424	155,429

OTHER INCOME:
Interest and other income	521	196	513

Total other income	521	196	513

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAIN ON DISPOSITIONS AND MINORITY INTERESTS	35,880	63,260	41,262
Net gain on dispositions of operating properties (Note 3)			896

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	35,880	63,260	42,158

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(9,579)	(13,163)	(13,500)
Original issuance costs of redeemed preferred units (Note 12)	(1,200)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(2,700)	(6,457)	(3,985)
Recognition of previously reserved Development LLC preferred return (Note 12)			3,908
Minority interest in earnings of Development LLCs			(1,024)

Total minority interests	(13,479)	(20,565)	(14,601)

INCOME FROM CONTINUING OPERATIONS	22,401	42,695	27,557
DISCONTINUED OPERATIONS (Note 21)
Revenues from discontinued operations	7,134	10,231	17,706
Expenses from discontinued operations	(3,929)	(5,901)	(9,677)
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,089)	(1,055)	(1,844)

Total income from discontinued operations	7,538	6,917	12,755

NET INCOME	$29,939	$49,612	$40,312
PREFERRED DIVIDENDS	(3,553)	(349)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$26,386	$49,263	$40,312

Income from continuing operations per common share—basic (Note 22) (As Restated, see Note 27)	$0.67	$1.54	$1.00

Income from continuing operations per common share—diluted (Note 22) (As Restated, see Note 27)	$0.66	$1.53	$0.99

Net income per common share—basic (Note 22)	$0.93	$1.79	$1.47

Net income per common share—diluted (Note 22)	$0.93	$1.78	$1.45

Weighted average shares outstanding—basic (Note 22)	28,244,459	27,526,684	27,449,676

Weighted average shares outstanding—diluted (Note 22)	28,422,027	27,737,791	27,722,197

Dividends declared per common share (Note 23)	$1.98	$1.98	$1.98

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

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
	(As Restated, Note 27)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,939	$49,612	$40,312
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	57,859	55,748	59,804
Impairment loss on property held for sale	726
Provision for uncollectible tenant receivables	(153)	2,096	2,233
Provision for uncollectible deferred rent receivables	1,080	(320)	4,683
Distributions on Cumulative Redeemable Preferred units	9,579	13,163	13,500
Minority interests in earnings of Operating Partnership	3,789	7,512	5,829
Minority interests in earnings of Development LLCs			(2,884)
Depreciation of furniture, fixtures and equipment	901	954	982
Non-cash amortization of restricted stock grants	3,345	3,129	3,424
Amortization of deferred financing costs	3,222	2,531	2,683
Amortization of above/below market rents, net	(34)
Non-cash charge for original issuance costs of redeemed preferred units	1,200	945
Net gain on dispositions of operating properties	(6,148)	(3,642)	(7,466)
Other	20	(173)	60
Changes in assets and liabilities:
Current receivables	229	(3,941)	(278)
Deferred rent receivables	(11,632)	(7,691)	(9,307)
Deferred leasing costs	(3,236)	(960)	(1,013)
Prepaid expenses and other assets	1,258	(1,832)	(1,786)
Accounts payable, accrued expenses and other liabilities	17,377	3,343	(6,075)
Rents received in advance and tenant security deposits	701	(3,406)	8,355

Net cash provided by operating activities	110,022	117,068	113,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(22,455)	(26,791)	(17,170)
Expenditures for development and redevelopment projects and undeveloped land	(36,493)	(65,673)	(87,304)
Acquisition of operating properties and undeveloped land	(95,497)		(7,569)
Acquisition of minority interest in Development LLC’s			(2,189)
Net proceeds received from dispositions of operating properties	33,439	34,076	46,499
Decrease (increase) in restricted cash	8,226	(1,744)	(1,401)

Net cash used in investing activities	(112,780)	(60,132)	(69,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	115,218	107,340	155,664
Proceeds from issuance of unsecured senior notes	144,000
Net (repayments) borrowing on unsecured line of credit	(68,000)	(20,000)	100,000
Principal payments on secured debt and unsecured term facility	(150,825)	(88,329)	(208,214)
Net proceeds from issuance of preferred stock (Note 13)	83,145	38,437
Redemption of preferred units (Note 13)	(45,000)	(35,000)
Repurchase of common stock (Note 13)	(1,275)	(1,714)	(11,398)
Financing costs	(4,083)	(377)	(7,634)
Proceeds from exercise of stock options	2,052	13,452	4,248
Distributions paid to common stockholders and common unitholders	(64,268)	(63,057)	(61,609)
Distribution paid to preferred stockholders and preferred unitholders	(13,245)	(13,573)	(13,500)
Net distributions to minority interests in Development LLCs			(2,189)

Net cash used in financing activities	(2,281)	(62,821)	(44,632)

Net decrease in cash and cash equivalents	(5,039)	(5,885)	(710)
Cash and cash equivalents, beginning of year	9,892	15,777	16,487

Cash and cash equivalents, end of year	$4,853	$9,892	$15,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest	$30,528	$29,371	$32,253

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,106	$16,020	$15,670

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 12)			$38,689

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

Property acquisitions—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired properties to land, buildings and improvement and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Accounting

At December 31, 2004, the Company had one stock option and incentive plan, which is described more fully in Note 15. Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period.

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

During the year ended December 31, 2002, the Company recognized a gain of approximately $896,000 related to the disposition of an industrial property in Irvine, California that the Company sold in October 2001. This additional gain had previously been reserved for financial reporting purposes until certain contingencies associated with the disposition were resolved. The net income and the net gain on disposition for this property has been included in continuing operations for the year ended December 31, 2002 as it relates to property sold prior to the prospective adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) (see Note 21).

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

Unsecured Line of Credit

In October 2004, the Company obtained a $425 million unsecured revolving credit facility (the “Credit Facility”) to replace its previous unsecured revolving credit facility that was scheduled to mature in March 2005. As of December 31, 2004, the Company had borrowings of $167.0 million outstanding under the Credit Facility and availability of approximately $258.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (3.50% at December 31, 2004) depending upon the Company’s leverage ratio at the time of borrowing, and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

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

Development LLCs

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board Compensation

In May 2004 and 2003, the Company’s Compensation Committee granted an aggregate of 3,684 and 3,945 restricted shares, respectively, of the Company’s common stock to non-employee board members as part of the board members’ annual compensation. Compensation expense for the 3,684 and 3,945 restricted shares is calculated based on the closing share price of $32.59 and $25.38 on the respective grant dates, and is being amortized over the two-year vesting periods. In July 2003, the Company’s Executive Compensation Committee granted 1,000 restricted shares of the Company’s common stock to the Company’s newly elected board member representing his initial equity award. Compensation expense for the 1,000 restricted shares is calculated based on the closing share price of $28.48 on the July 24, 2003 grant date and is being amortized over the four-year vesting period. The Company recorded compensation expense of approximately $94,000 and $35,000 related to these restricted stock grants during the years ended December 31, 2004 and 2003, respectively. The restricted stock was granted under the Company’s 1997 Stock Option and Incentive Plan in accordance with the Company’s Board of Directors compensation plan, as approved by the Board of Directors in May 2003.

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

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $27,000, $26,000 and $23,000 of compensation expense for

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years ended December 31, 2004, 2003 and 2002, respectively. This compensation expense relates to the Company’s grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Office Properties:
Operating revenues(1)	$181,578	$183,766	$160,442
Property and related expenses	47,136	43,876	44,441

Net operating income, as defined	134,442	139,890	116,001

Industrial Properties:
Operating revenues(1)	35,073	35,722	35,736
Property and related expenses	5,505	4,894	6,072

Net operating income, as defined	29,568	30,828	29,664

Total Reportable Segments:
Operating revenues(1)	216,651	219,488	196,178
Property and related expenses	52,641	48,770	50,513

Net operating income, as defined	164,010	170,718	145,665

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	164,010	170,718	145,665
Other unallocated revenues:
Interest and other income	521	196	513
Other unallocated expenses:
General and administrative expenses	34,021	20,095	12,902
Interest expense	37,647	33,385	35,380
Depreciation and amortization	56,983	54,174	56,634

Income from continuing operations	35,880	63,260	41,262
Net gain on dispositions of operating properties(2)			896
Minority interests attributable to continuing operations	(13,479)	(20,565)	(14,601)
Income from discontinued operations	7,538	6,917	12,755

Net income	29,939	49,612	40,312
Preferred dividends	(3,553)	(349)

Net income available to common stockholders	$26,386	$49,263	$40,312

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain associated litigation was resolved in the second quarter of 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,186,003	$1,062,425
Undeveloped land and construction in progress, net	96,545	131,411
Total assets(1)	1,373,645	1,262,587

Industrial Properties:
Land, buildings and improvements, net	198,117	211,079
Total assets(1)	209,930	220,701

Total Reportable Segments:
Land, buildings and improvements, net	1,384,120	1,273,504
Undeveloped land and construction in progress, net	96,545	131,411
Total assets(1)	1,583,575	1,483,288

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,583,575	1,483,288
Other unallocated assets:
Cash and cash equivalents	4,853	9,892
Restricted cash	332	8,558
Deferred financing costs, net	5,409	3,657
Prepaid expenses and other assets	5,046	7,240

Total consolidated assets	$1,599,215	$1,512,635

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable, and deferred leasing costs and other related intangible assets, all shown on a net basis.

	December 31,
	2004	2003
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment projects and undeveloped land	$37,971	$61,402
Acquisition of operating properties and undeveloped land	94,963
Capital expenditures and tenant improvements	18,459	16,085

Industrial Properties:
Capital expenditures and tenant improvements	2,292	757

Total Reportable Segments:
Expenditures for development and redevelopment projects and undeveloped land	37,971	61,402
Acquisition of operating properties and undeveloped land	94,963
Capital expenditures and tenant improvements	20,751	16,842

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Discontinued Operations

In accordance with SFAS 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2004, 2003 and 2002, discontinued operations included the net income, the impairment loss and the net gain or loss on sale of one office and one industrial building sold during the year ended December 31, 2004 (see Note 3) and the three office buildings and two industrial buildings sold or classified as held for sale during the six months ended June 30, 2005 (see Note 28). For the years ended December 31, 2003 and 2002, discontinued operations also included the net income and net gain or loss on sale of the seven office buildings that the Company sold in 2003 (see Note 3). For the year ended December 31, 2002, discontinued operations also included the net income and net gain or loss on sale of the 12 industrial and five office buildings that the Company sold in 2002 (see Note 3). In connection with the disposition of one of the buildings sold in 2003 and one of the buildings sold in 2002 the Company repaid approximately $8.0 million and $4.1 million, respectively, in principal of a mortgage loan partially secured by these properties. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
REVENUES:
Rental income	$5,808	$9,228	$15,889
Tenant reimbursements	632	975	1,791
Other property income	694	28	26

Total revenues	7,134	10,231	17,706

EXPENSES:
Property expenses	1,470	2,307	3,381
Real estate taxes	641	895	1,586
Provision for bad debts	41	89	204
Interest expense		82	354
Depreciation and amortization	1,777	2,528	4,152

Total expenses	3,929	5,901	9,677

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest	3,205	4,330	8,029
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,089)	(1,055)	(1,844)

Total income from discontinued operations	$7,538	$6,917	$12,755

The following table summarizes the total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Reportable Segments:
Office Properties	$746	$6,016	$7,232
Industrial Properties	6,792	901	5,523

Total income from discontinued operations	$7,538	$6,917	$12,755

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Earnings Per Share (As Restated, see Note 27)

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$22,401	$42,695	$27,557
Preferred dividends	(3,553)	(349)

Income from continuing operations available to common stockholders	18,848	42,346	27,557
Discontinued operations	7,538	6,917	12,755

Net income available for common stockholders—numerator for basic and diluted earnings per share	$26,386	$49,263	$40,312

Denominator:
Basic weighted average shares outstanding	28,244,459	27,526,684	27,449,676
Effect of dilutive securities—stock options and restricted shares	177,568	211,107	272,521

Diluted weighted average shares and common share equivalents outstanding	28,422,027	27,737,791	27,722,197

Basic earnings per share:
Income from continuing operations available to common stockholders (As Restated, see Note 27)	$0.67	$1.54	$1.00
Discontinued operations	0.26	0.25	0.47

Income available to common stockholders	$0.93	$1.79	$1.47

Diluted earnings per share:
Income from continuing operations available to common stockholders (As Restated, see Note 27)	$0.66	$1.53	$0.99
Discontinued operations	0.27	0.25	0.46

Net income available to common stockholders	$0.93	$1.78	$1.45

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

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2004, 2003, and 2002 as identified in the table above, was as follows:

Common Shares	2004		2003		2002
Ordinary income	$1.154	58.26%	$1.213	61.26%	$1.522	77.47%
Return of capital	0.711	35.90	0.690	34.84	0.292	14.88
Capital gains(1)	0.089	4.48	0.041	2.07	0.070	3.56
Unrecaptured section 1250 capital gains	0.027	1.36	0.036	1.83	0.081	4.09

	$1.980	100.00%	$1.980	100.00%	$1.965	100.00%

(1)	2004 Capital Gains are comprised entirely of 15% Rate Gains. 2003 Capital Gains are comprised of approximately $0.014 in Qualified 5-Year Gains and approximately $0.027 in Post May 5th Capital Gain Distributions. 2002 Capital Gains are comprised entirely of 20% Rate Gains.

The income tax treatment for the dividends to preferred stockholders reportable for the year ended December 31, 2004 was as follows:

Preferred Shares	2004
Ordinary income	$1.746	91.04%
Capital gains	0.132	6.87
Unrecaptured section 1250 capital gains	0.040	2.09

	$1.918	100.00%

24.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:

	2004 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$52,768	$53,115	$53,998	$56,770
Net Operating Income from continuing operations(2)	39,924	39,937	41,552	42,597
Income from continuing operations	6,247	7,995	5,266	2,893
Discontinued operations	522	644	5,876	496
Preferred dividends	(785)	(785)	(785)	(1,198)
Net income available for common stockholders	5,984	7,854	10,357	2,191
Net income per common share—basic	$0.21	$0.28	$0.37	$0.08
Net income per common share—diluted	$0.21	$0.28	$0.36	$0.08

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$51,985	$47,431	$67,933	$52,139
Net Operating Income from continuing operations(2)	39,626	38,246	53,481	39,365
Income from continuing operations	9,874	9,034	19,186	4,600
Discontinued operations	1,055	4,324	853	685
Preferred dividends				(349)
Net income available for common stockholders	10,929	13,360	20,039	4,938
Net income per common share—basic	$0.40	$0.49	$0.73	$0.18
Net income per common share—diluted	$0.40	$0.49	$0.72	$0.18

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Schedule of Rental Property

	December 31, 2004
	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
Kilroy Airport Center, El Segundo El Segundo, California	$			$6,141	$69,195	$31,996	$6,141	$101,191	$107,332	$66,120	1983	(C)	699,192
Kilroy Airport Center, Phase I— Long Beach, California						26,962		26,962	26,962	6,309	1997	(A)	225,083
Kilroy Airport Center, Phase II— Long Beach, California					47,387	14,126		61,513	61,513	33,933	1989	(C)	395,478
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California				1,518	2,612	1,223	1,518	3,835	5,353	1,033	1997	(A)	43,263
2829 Townsgate Road Thousand Oaks, California				5,248	8,001	1,758	5,248	9,759	15,007	2,706	1997	(A)	81,158
181/185 S. Douglas Street El Segundo, California				525	4,687	4,084	628	8,668	9,296	5,289	1978	(C)	61,604
SeaTac Office Center Seattle, Washington					25,993	21,685		47,678	47,678	35,939	1977	(C)	532,430
2100 Colorado Avenue Santa Monica, California		84,857	(3)	5,474	26,087	558	5,476	26,643	32,119	5,724	1997	(A)	94,844
5151-5155 Camino Ruiz Camarillo, California				4,501	19,710	2,532	4,501	22,242	26,743	5,070	1997	(A)	265,372
111 Pacifica Irvine, California		(3)		5,165	4,653	1,519	5,166	6,171	11,337	1,739	1997	(A)	67,530
2501 Pullman/1700 Carnegie Santa Ana, California				6,588	9,211	5,319	7,127	13,991	21,118	2,203	1997	(A)	128,266
26541 Agoura Road Calabasas, California				1,979	9,630	3,622	1,979	13,252	15,231	4,426	1997	(A)	90,878
9451 Toledo Way Irvine, California					869	1,201		2,070	2,070	1,163	1997	(A)	27,200
1633 26th Street Santa Monica, California				2,080	6,672	1,440	2,040	8,152	10,192	2,535	1997	(A)	44,915
12400 High Bluff San Diego, California				15,167	40,497	2,454	15,167	42,951	58,118	1,611	2003	(C)	208,464
601 Valencia Avenue Brea, California				3,518	2,900	237	3,519	3,136	6,655	710	1997	(A)	60,891
6215/6220 Greenwich Drive San Diego, California		15,560	(4)	4,796	15,863	8,225	5,148	23,736	28,884	6,077	1997	(A)	212,214
6055 Lusk Avenue San Diego, California		78,168	(5)	3,935	8,008	21	3,942	8,022	11,964	1,643	1997	(A)	93,000
6260 Sequence Drive San Diego, California		(5)		3,206	9,803	23	3,212	9,820	13,032	2,011	1997	(A)	130,000
6290 Sequence Drive San Diego, California		(5)		2,403	7,349	17	2,407	7,362	9,769	1,507	1997	(A)	90,000
8101 Kaiser Blvd Anaheim, California				2,369	6,180	580	2,377	6,752	9,129	1,546	1997	(A)	60,177
3130 Wilshire Blvd. Santa Monica, California				8,921	6,579	5,149	9,188	11,461	20,649	3,666	1997	(A)	88,338
12312 W. Olympic Blvd. Los Angeles, California				3,325	12,202	912	3,399	13,040	16,439	2,691	1997	(A)	78,000
525 N. Brand Blvd. Glendale, California				1,360	8,771	1,884	1,373	10,642	12,015	2,043	1997	(A)	46,043

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Kilroy Airport Long Beach— Phase IV(2) Long Beach, California					$2,088		$2,088	$2,088	$1,666
501 Santa Monica Blvd. Santa Monica, California	(3)		4,547	12,044	2,138	4,551	14,178	18,729	3,301	1998	(A)	70,045
6340/6350 Sequence Drive San Diego, California	(3)		7,375	22,126	2,402	7,386	24,517	31,903	5,766	1998	(A)	199,000
15378 Avenue of Science San Diego, California	(5)		3,565	3,796	1,588	3,565	5,384	8,949	1,069	1998	(A)	68,910
Pacific Corporate Center San Diego, California	(3)		14,979	39,634	10,337	14,978	49,972	64,950	10,580	1998	(A)	412,413
9455 Towne Center Drive San Diego, California	(5)			3,936	3,143	3,118	3,961	7,079	955	1998	(A)	45,195
12225/12235 El Camino Real San Diego, California	(5)		3,207	18,176	2,096	3,213	20,266	23,479	3,273	1998	(A)	115,513
12348 High Bluff Drive San Diego, California	(5)		1,629	3,096	2,038	1,629	5,134	6,763	1,993	1999	(C)	38,710
4690 Executive Drive San Diego, California	(5)		1,623	7,926	1,161	1,623	9,087	10,710	1,732	1999	(A)	50,546
9785/9791 Towne Center Drive San Diego, California	(5)		4,536	16,554	46	4,546	16,590	21,136	2,725	1999	(A)	126,000
5005/5010 Wateridge Vista Drive San Diego, California			7,106	15,816	4,974	9,334	18,562	27,896	3,516	1999	(C)	172,778
3579 Valley Center Drive San Diego, California	80,648	(6)	2,167	6,897	2,888	2,858	9,094	11,952	1,528	1999	(C)	52,375
Kilroy Airport Center—Phase III Long Beach, California				49,654	4,247		53,901	53,901	13,347	1999/2000	(C)	328,502
12390 El Camino Real San Diego, California	31,000	(7)	3,453	11,981	1,394	3,453	13,375	16,828	2,674	2000	(C)	72,332
6310 Sequence Drive San Diego, California	(3)		2,941	4,946	(7)	2,941	4,939	7,880	1,066	2000	(C)	62,415
15435/15445 Innovation Drive San Diego, California	10,349	(8)	4,286	12,622	(178)	4,092	12,638	16,730	4,731	2000	(C)	103,000
24025 Park Sorrento Calabasas, California	24,377	(9)	845	15,896	414	845	16,310	17,155	3,653	2000	(C)	102,264
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	8,415	3,977	44,255	48,232	8,314	2000	(C)	151,019
3611 Valley Centre Drive San Diego, California	(6)		4,184	19,352	6,758	5,259	25,035	30,294	3,692	2000	(C)	130,178
3811 Valley Centre Drive San Diego, California	(6)		3,452	16,152	7,656	4,457	22,803	27,260	2,126	2000	(C)	112,067
4955 Directors Place San Diego, California	17,529	(10)	2,521	14,122	2,314	3,179	15,778	18,957	2,806	2000	(C)	76,246
10390 Pacific Center San Diego, California			3,267	5,779	7,735	3,267	13,514	16,781	1,024	2001	(C)	68,400
5717 Pacific Center San Diego California (11)			2,693	6,280	2,256	2,693	8,536	11,229	385	2001	(C)	67,995
23975 Park Sorrento Calabasas, California	(9)		765	17,720	2,473	765	20,193	20,958	3,623	2001	(C)	100,592
23925 Park Sorrento San Diego, California	(9)		50	2,346	173	50	2,519	2,569	363	2001	(C)	11,789

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
909 N. Sepulveda Blvd. El Segundo, California (11)				$3,576	$34,042	$15,641	$3,577	$49,682	$53,259	$2,064	2001	(A)	241,603
15051 Avenue of Science San Diego, California				2,888	5,780	5,552	2,888	11,332	14,220	1,384	2001	(C)	70,617
15073 Avenue of Science San Diego, California				2,070	5,728	1,484	2,070	7,212	9,282	1,468	2001	(C)	46,759
3661 Valley Centre Drive San Diego, California		(6)		4,038	21,144	5,899	4,725	26,356	31,081	3,446	2001	(C)	129,752
10243 Genetic Center Drive San Diego, California		(7)		4,632	19,549	(28)	4,632	19,521	24,153	2,594	2001	(C)	102,875
12100 W. Olympic Blvd. Los Angeles, California				352	45,611	9,974	9,633	46,304	55,937	2,129	2002	(C)	151,000
4939 Directors Place San Diego, California		(10)		2,225	12,698	771	2,198	13,496	15,694	1,156	2002	(C)	60,662
12340 El Camino Real San Diego, California				4,201	13,896	6,534	4,201	20,430	24,631	1,269	2002	(C)	88,181
3721 Valley Centre Drive, San Diego, California		33,917	(12)	4,297	18,967	5,378	4,254	24,388	28,642	1,231	2002	(C)	114,780
999 N. Sepulveda Blvd. El Segundo, California				1,407	34,326	5,404	1,407	39,730	41,137	1,670	2002	(C)	133,339
13500/13520 Evening Creek Drive North San Diego, California				15,161	71,806		15,161	71,806	86,967		2004	(A)	281,830

TOTAL OFFICE PROPERTIES		$376,405		$216,586	$998,745	$272,685	$236,081	$1,251,935	$1,488,016	$302,013			7,984,022

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$			$132	$867	$2,698	$132	$3,565	$3,697	$3,541	1954	(C)	192,053
3340 E. La Palma Avenue Anaheim, California				67	1,521	4,941	67	6,462	6,529	4,723	1966	(C)	153,320
2260 E. El Segundo Blvd. El Segundo, California				1,423	4,194	2,353	1,703	6,267	7,970	4,195	1979	(C)	113,820
2265 E. El Segundo Blvd. El Segundo, California				1,352	2,028	761	1,571	2,570	4,141	1,966	1978	(C)	76,570
1000 E. Ball Road Anaheim, California				838	1,984	921	838	2,905	3,743	2,610	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California				395	1,489	2,058	395	3,547	3,942	2,983	1982	(C)	57,730
12681/12691 Pala Drive Garden Grove, California				471	2,115	2,691	471	4,806	5,277	4,432	1980	(A)	84,700
2270 E. El Segundo Blvd. El Segundo, California				361	100	156	419	198	617	136	1977	(C)	6,362
5115 N. 27th Avenue Phoenix, Arizona				125	1,206	843	125	2,049	2,174	1,403	1962	(C)	130,877
4155 E. La Palma Avenue Anaheim, California				1,148	2,681	385	1,148	3,066	4,214	815	1997	(A)	74,618
4125 E. La Palma Avenue Anaheim, California				1,690	2,604	801	1,690	3,405	5,095	705	1997	(A)	70,863
Brea Industrial Complex Brea, California		29,000	(14)	1,263	13,927	345	1,263	14,272	15,535	3,225	1997	(A)	276,278

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Garden Grove Industrial Complex Garden Grove, California			$1,868	$11,894	$490	$1,868	$12,384	$14,252	$2,912	1997	(A)	275,971
17150 Von Karman Irvine, California	(14)		4,848	7,342	72	4,848	7,414	12,262	1,658	1997	(A)	157,458
7421 Orangewood Avenue Garden Grove, California			612	3,967	1,686	612	5,653	6,265	1,079	1997	(A)	82,602
5325 East Hunter Avenue Anaheim, California	82,073	(13)	1,728	3,555	1,064	1,728	4,619	6,347	806	1997	(A)	110,487
9401 Toledo Way Irvine, California			8,572	7,818	(2,331)	5,665	8,394	14,059	1,793	1997	(A)	244,800
12400 Industry Street Garden Grove, California			943	2,110	35	943	2,145	3,088	487	1997	(A)	64,200
2055 S.E. Main Street Irvine, California			772	2,343	148	772	2,491	3,263	568	1997	(A)	47,583
14831 Franklin Avenue Tustin, California			1,112	1,065	271	1,113	1,335	2,448	441	1997	(A)	36,256
1675 MacArthur Costa Mesa, California	(13)		2,076	2,114	153	2,076	2,267	4,343	486	1997	(A)	50,842
3130/3150 Miraloma Anaheim, California	(13)		3,335	3,727	(11)	3,335	3,716	7,051	783	1997	(A)	144,000
3125 E. Coronado Street Anaheim, California	(13)		3,669	4,341	245	3,669	4,586	8,255	942	1997	(A)	144,000
1951 E. Carnegie Santa Ana, California			1,830	3,630	1,381	1,844	4,997	6,841	1,256	1997	(A)	100,000
5115 E. La Palma Avenue Anaheim, California	(13)		2,462	6,675	4,502	2,464	11,175	13,639	2,538	1997	(A)	286,139
3735 Imperial Highway Stockton, California	2,963	(15)	764	10,747	18	764	10,765	11,529	2,204	1997	(A)	164,540
1250 N. Tustin Avenue Anaheim, California	(14)		2,098	4,158	300	2,098	4,458	6,556	864	1998	(A)	84,185
2911 Dow Avenue Tustin, California			1,124	2,408	519	1,124	2,927	4,051	528	1998	(A)	51,410
25202 Towne Center Drive Foothill Ranch, California	(13)		3,334	8,243	4,701	4,949	11,329	16,278	3,752	1998	(C)	303,533
3250 E. Carpenter Avenue Anaheim, California					2,289		2,289	2,289	601	1998	(C)	41,225
925 / 1075 Lambert Road Brea, California	(13)		3,326	7,020	1,874	3,326	8,894	12,220	2,561	2000	(C)	178,811
Anaheim Technology Center Anaheim, California	(13)		10,648	20,221	4,689	10,649	24,909	35,558	6,401	2000	(C)	593,992
2525 Pullman Santa Ana, California			4,283	3,276	848	4,283	4,124	8,407	424	2002	(A)	103,380

TOTAL INDUSTRIAL PROPERTIES	$114,036		$68,669	$151,370	$41,896	$67,952	$193,983	$261,935	$63,818			4,602,605

TOTAL ALL PROPERTIES	$490,441		$285,255	$1,150,115	$314,581	$304,033	$1,445,918	$1,749,951	$365,831			12,586,627

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

(3)	These properties secure a $84.9 million mortgage note.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	These properties secure a $15.6 million mortgage note.

(5)	These properties secure a $78.2 million mortgage note.

(6)	These properties secure a $80.6 million mortgage note.

(7)	These properties secure a $31.0 million mortgage note.

(8)	These properties secure a $10.3 million mortgage note.

(9)	These properties secure a $24.4 million mortgage note.

(10)	These properties secure a $17.5 million mortgage note.

(11)	These properties are not included in the Company’s stabilized portfolio at December 31, 2004. Both properties were in the lease-up phase as of December 31, 2004 and included in land and improvements and buildings and improvements in the consolidated balance sheet (see Note 2).

(12)	This property secures a $33.9 million mortgage note.

(13)	These properties secure a $82.1 million mortgage note.

(14)	These properties secure a $29.0 million mortgage note.

(15)	This property secures a $3.0 million mortgage note.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.7 billion as of December 31, 2004.

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2002 to December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Land, building and improvements, beginning of year	$1,594,875	$1,577,753	$1,409,865
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	155,076	17,122	167,888

Land, building and improvements, end of year	1,749,951	1,594,875	1,577,753

Undeveloped land and construction in progress, net, beginning of year	131,411	108,465	191,129
Change in undeveloped land and construction in progress, net	(34,866)	22,946	(82,664)

Undeveloped land and construction in progress, net, end of year	96,545	131,411	108,465

Total investment in real estate, net, end of year	$1,846,496	$1,726,286	$1,686,218

The following table reconciles the accumulated depreciation from January 1, 2002 to December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Beginning of year	$321,372	$278,503	$241,665
Net additions during the period	50,047	47,539	41,467
Dispositions of operating properties	(5,588)	(4,670)	(4,629)

End of year	$365,831	$321,372	$278,503

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.     Restatements

Income from Continuing Operations Per Common Share

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management determined that it incorrectly computed income from continuing operations per common share by not reflecting the impact of preferred stock dividends paid and accrued in respect of the Company’s preferred stock in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The calculation error had no impact on income from continuing operations, net income, net income per share, or the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity and consolidated statements of cash flows. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations. As a result, “Income from continuing operations per common share – basic and diluted” for the years ended December 31, 2004 and 2003 included within the consolidated statements of operations and Note 22 to the consolidated financial statements have been restated from the amounts previously reported.

	Year Ended December 31, 2004
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.85	$(0.13)	$(0.05)	$0.67
Diluted earnings per share:
Income from continuing operations per common share	$0.84	$(0.12)	$(0.06)	$0.66

	Year Ended December 31, 2003
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$1.58	$(0.01)	$(0.03)	$1.54
Diluted earnings per share:
Income from continuing operations per common share	$1.57	$(0.01)	$(0.03)	$1.53

	Year Ended December 31, 2002
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$1.03	$—	$(0.03)	$1.00
Diluted earnings per share:
Income from continuing operations per common share	$1.02	$—	$(0.03)	$0.99

(1)	Includes the discontinued operations that have resulted from the disposition of the four operating properties that were sold subsequent to December 31, 2004 and the classification of a property as held for sale as of June 30, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Classifications

Also subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in its consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. As a result, the net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2004, 2003 and 2002 included in the consolidated statements of cash flows have been restated from the amounts previously reported. In addition, the Company reclassified the change in restricted cash in the consolidated statements of cash flows from a financing activity to an investing activity. These reclassifications do not affect the total net change in cash and cash equivalents and have no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statements of stockholders’ equity.

	Year Ended December 31,
	2004		2003		2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in thousands)
Net cash provided by operating activities	$108,044	$110,022	$95,946	$117,068	$100,262	$113,056
Net cash used in investing activities	$(129,186)	$(112,780)	$(50,839)	$(60,132)	$(68,439)	$(69,134)
Net cash provided by (used in) financing activities	$16,103	$(2,281)	$(50,992)	$(62,821)	$(32,533)	$(44,632)

28.    Subsequent Dispositions

Subsequent to the year ended December 31, 2004 the Company sold the following five operating properties. The property that was sold in July 2005 was classified as held for sale as of June 30, 2005.

Address/City	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2501 Pullman/1700 Carnegie, Santa Ana, CA	Office	March	2	128,266
525 North Brand, Glendale, CA	Office	March	1	46,043
5115 North 27th Avenue, Phoenix, AZ	Industrial	March	1	130,877
2260 E. El Segundo Boulevard, El Segundo, CA	Industrial	July	1	113,820

Total			5	419,006

The Company has updated its historical consolidated financial statements in this Form 10-K/A for discontinued operations that have resulted from the disposition of four operating properties during the six months ended June 30, 2005 and the classification of the property as held for sale as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The net income for these properties has been reclassified to discontinued operations for the years ended December 31, 2004, 2003 and 2002 to conform to the presentation in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

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

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

12.1*	Statement of Computations of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends and Distributions

21.1	List of Subsidiaries of the Registrant (2)

23.1*	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included in the signature page of the Form 10-K filed with the Securities and Exchange Commission on March 2, 2005)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.