Form 10-Q/A
period 2005-03-31
KILROY REALTY CORP
filed 2005-08-18
CIK 1025996

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) of Kilroy Realty Corporation (the “Company”) for the quarterly period ended March 31, 2005 (the “Original Filing”) is being filed to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the notes related thereto, to correctly reflect the impact of preferred stock dividends in the calculation of income from continuing operations per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” so that income from continuing operations per share is presented net of preferred dividends paid and accrued. As originally filed, the quarterly reports for the three months ended March 31, 2005 and 2004 incorrectly reflected income from continuing operations per common share before deducting the dividends paid and accrued. The calculation error had no impact on income from continuing operations, net income, net income per share, the Company’s consolidated balance sheets, consolidated statement of stockholders’ equity and consolidated statements of cash flows, or the calculation of funds from operations. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, included within the consolidated statements of operations. The Amended Filing is also being filed to restate the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. As originally filed, two items in the consolidated statements of cash flows were incorrectly classified. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity and should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. These reclassifications do not affect the total net change in cash and cash equivalents and have no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statement of stockholders’ equity. For a more detailed description of the restatements, see Note 14 to the accompanying consolidated financial statements contained in this Form 10-Q/A. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amendment No. 1 on Form 10-Q/A under Part I, Item 4—Controls and Procedures.

The Company is concurrently filing amendments to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004 also to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations and the consolidated statements of cash flows for the same reclassifications noted above. The decision to restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005 and August 9, 2005.

The Company has also updated its historical financial statements in this Form 10-Q/A for discontinued operations that have resulted from the classification of a property as held for sale as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This SFAS 144 treatment had no effect on the net income available to common stockholders or the Company’s financial condition. The other concurrently filed amendments referenced above reflect similar updates.

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

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
REVENUES (Note 9):
Rental income	$53,268	$46,909
Tenant reimbursements	5,751	5,323
Other property income	220	536

Total revenues	59,239	52,768

EXPENSES (Note 9):
Property expenses	9,402	8,427
Real estate taxes	4,397	3,863
Provision for bad debts	1,133	224
Ground leases	405	330
General and administrative expenses (Note 7)	6,024	7,693
Interest expense	9,622	9,210
Depreciation and amortization	16,196	13,651

Total expenses	47,179	43,398

OTHER INCOME
Interest and other income	57	307

Total other income	57	307

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,117	9,677

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 6)	(1,397)	(2,521)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(991)	(909)

Total minority interests	(2,388)	(3,430)

INCOME FROM CONTINUING OPERATIONS	9,729	6,247

DISCONTINUED OPERATIONS (Note 10)
Revenues from discontinued operations	1,077	2,655
Expenses from discontinued operations	(713)	(1,330)
Net gain on disposition of discontinued operations	5,779
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations.	(727)	(77)

Total income from discontinued operations	5,416	522

NET INCOME	15,145	6,769
PREFERRED DIVIDENDS	(2,402)	(785)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$12,743	$5,984

Income from continuing operations per common share—basic (Note 11) (As Restated, see Note 14)	$0.25	$0.19

Income from continuing operations per common share—diluted (Note 11) (As Restated, see Note 14)	$0.25	$0.19

Net income per common share—basic (Note 11)	$0.45	$0.21

Net income per common share—diluted (Note 11)	$0.44	$0.21

Weighted average shares outstanding—basic (Note 11)	28,554,806	28,116,679

Weighted average shares outstanding—diluted (Note 11)	28,719,711	28,303,236

Dividends declared per common share	$0.510	$0.495

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

		Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Income	Total
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital
BALANCE AT DECEMBER 31, 2004	$121,582	28,548,597	$286	$515,285	$(1,412)	$(83,394)	$345	$552,692
Net income						15,145		15,145
Net other comprehensive income (Note 5)							739	739

Comprehensive income (Note 12)								15,884
Issuance of restricted stock (Note 7)		101,112	1	4,180	(2,745)			1,436
Exercise of stock options		16,666		375				375
Non-cash amortization of restricted stock					599			599
Repurchase of common stock (Note 7)		(41,119)		(1,745)				(1,745)
Redemption of common limited partnership units of the Operating Partnership (Note 6)		269,249	3	7,244				7,247
Stock option expense (Note 1)				4				4
Adjustment for minority interest (Note 1)				(3,110)				(3,110)
Preferred dividends						(2,402)		(2,402)
Common dividends declared ($0.510 per share)						(14,736)		(14,736)

BALANCE AT MARCH 31, 2005	$121,582	28,894,505	$290	$522,233	$(3,558)	$(85,387)	$1,084	$556,244

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
	(As Restated, See Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,145	$6,769
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	16,322	13,986
Net gain on disposition of operating properties	(5,779)
Impairment loss on property held for sale		726
Distributions on Cumulative Redeemable Preferred units	1,397	2,521
Minority interest in earnings of Operating Partnership	1,718	986
Non-cash amortization of restricted stock grants	877	899
Non-cash amortization of deferred financing costs	412	809
Amortization of above/below market rents, net	(303)	(6)
Increase (decrease) in provision for uncollectible tenant receivables	722	(23)
Increase in provision for uncollectible deferred rent receivables	408	284
Depreciation of furniture, fixtures and equipment	220	226
Other	12	25
Changes in assets and liabilities:
Current receivables	945	(1,046)
Deferred rent receivables	(4,175)	(2,768)
Deferred leasing costs	(415)	(251)
Prepaid expenses and other assets	(3,713)	(402)
Accounts payable, accrued expenses and other liabilities	(346)	3,021
Rents received in advance, tenant security deposits and deferred revenue	(201)	(1,572)

Net cash provided by operating activities	23,246	24,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(5,373)	(4,957)
Expenditures for development and redevelopment projects and undeveloped land	(11,103)	(7,377)
Net proceeds received from dispositions of operating properties	37,859
Decrease (increase) in restricted cash	330	(1,227)

Net cash provided by (used in) investing activities	21,713	(13,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt		115,218
Net repayments on unsecured line of credit	(14,000)	(85,000)
Principal payments on secured debt	(3,878)	(23,972)
Distributions paid to common stockholders and common unitholders	(16,106)	(16,020)
Repurchase of common stock (Note 7)	(1,745)	(1,270)
Financing costs	(11)	(247)
Proceeds from exercise of stock options	375	793
Distributions paid to preferred stockholders and preferred unitholders	(3,407)	(3,287)

Net cash used in financing activities	(38,772)	(13,785)

Net increase (decrease) in cash and cash equivalents	6,187	(3,162)
Cash and cash equivalents, beginning of period	4,853	9,892

Cash and cash equivalents, end of period	$11,040	$6,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,950 and $1,816 at March 31, 2005 and 2004, respectively	$11,204	$8,123

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,633	$16,075

Receipt of stock in connection with a lease termination fee		$494

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$50,165	$44,075
Property and related expenses	14,003	11,626

Net Operating Income, as defined	36,162	32,449

Industrial Properties:
Operating revenues(1)	9,074	8,693
Property and related expenses	1,334	1,218

Net Operating Income, as defined	7,740	7,475

Total Reportable Segments:
Operating revenues(1)	59,239	52,768
Property and related expenses	15,337	12,844

Net Operating Income, as defined	43,902	39,924

Reconciliation to Consolidated Net Income:
Total Net Operating Income, as defined, for reportable segments	43,902	39,924
Other unallocated revenues:
Interest and other income	57	307
Other unallocated expenses:
General and administrative expenses	6,024	7,693
Interest expense	9,622	9,210
Depreciation and amortization	16,196	13,651

Income from continuing operations before minority interests	12,117	9,677
Minority interests attributable to continuing operations	(2,388)	(3,430)
Income from discontinued operations	5,416	522

Net income	15,145	6,769
Preferred dividends	(2,402)	(785)

Net income available to common stockholders	$12,743	$5,984

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain or loss on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2005 and 2004, discontinued operations included the net income and the net gain on sale of three office buildings and one industrial building sold during the three months ended March 31, 2005 (see Note 2) and the one industrial property that was reported as held for sale as of June 30, 2005 (see Note 15). For the three months ended March 31, 2004, discontinued operations also included the net income, the impairment loss and net gain or loss on sale of one office property and one industrial property sold in 2004. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
REVENUES:
Rental income	$931	$1,966
Tenant reimbursements	137	204
Other property income	9	485

Total revenues	1,077	2,655

EXPENSES:
Property expenses	232	520
Real estate taxes	138	211
Provision for bad debts	(3)	38
Depreciation and amortization	346	561

Total expenses	713	1,330

Income from discontinued operations before minority interests	364	1,325
Net gain on disposition of discontinued operations	5,779
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(727)	(77)

Total income from discontinued operations	$5,416	$522

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Earnings Per Share (As Restated, see Note 14)

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$9,729	$6,247
Preferred dividends	(2,402)	(785)

Income from continuing operations available to common stockholders	7,327	5,462
Discontinued operations	5,416	522

Net income available for common stockholders—numerator for basic and diluted earnings per share	$12,743	$5,984

Denominator:
Basic weighted-average shares outstanding	28,554,806	28,116,679
Effect of dilutive securities-stock options and restricted stock	164,905	186,557

Diluted weighted-average shares and common share equivalents outstanding	28,719,711	28,303,236

Basic earnings per share:
Income from continuing operations available for common stockholders (As Restated, see Note 14)	$0.25	$0.19
Discontinued operations	0.20	0.02

Net income available for common stockholders	$0.45	$0.21

Diluted earnings per share:
Income from continuing operations available for common stockholders (As Restated, see Note 14)	$0.25	$0.19
Discontinued operations	0.19	0.02

Net income available for common stockholders	$0.44	$0.21

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

Income from Continuing Operations per Common Share

Subsequent to the issuance of the Company’s quarterly consolidated financial statements for the three months ended March 31, 2005, the Company’s management determined that it incorrectly computed income from continuing operations per common share by not reflecting the impact of preferred stock dividends paid and accrued in respect of the Company’s preferred stock in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The calculation error had no impact on income from continuing operations, net income, net income per share, or the Company’s consolidated balance sheets, consolidated statement of stockholders’ equity and consolidated statements of cash flows. The only line items required to be restated to correct this calculation error are the per share amounts for income from continuing operations, basic and diluted, on the consolidated statements of operations. As a result, “Income from continuing operations per common share—basic and diluted” for the three months ended March 31, 2005 and 2004 included within the consolidated statements of operations and in Note 11 to the consolidated financial statements have been restated from the amounts previously reported.

	Three Months Ended March 31, 2005
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Disposition(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.34	$(0.08)	$(0.01)	$0.25

Diluted earnings per share:
Income from continuing operations per common share	$0.33	$(0.08)	$—	$0.25

(1)	Includes the discontinued operations that have resulted from the classification of a property as held for sale as of June 30, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2004
	As Previously Reported	Restatements: Preferred Dividends	Reclassifications: Subsequent Dispositions(1)	As Restated and Reclassified
Basic earnings per share:
Income from continuing operations per common share	$0.23	$(0.03)	$(0.01)	$0.19

Diluted earnings per share:
Income from continuing operations per common share	$0.23	$(0.03)	$(0.01)	$0.19

(1)	Includes the discontinued operations that have resulted from the classification of a property as held for sale as of June 30, 2005.

Cash Flow Classifications

Also subsequent to the issuance of the Company’s quarterly consolidated financial statements for the three months ended March 31, 2005, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. As a result, the net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2005 and 2004 included in the consolidated statements of cash flows have been restated from the amounts previously reported. In addition, the Company reclassified the change in restricted cash in the consolidated statements of cash flows from a financing activity to an investing activity. These reclassifications do not affect the total net change in cash and cash equivalents and has no impact on the Company’s consolidated balance sheets, consolidated statements of operations and consolidated statement of stockholders’ equity.

	Three Months Ended March 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Net cash provided by operating activities	$22,261	$23,246	$18,792	$24,184
Net cash provided by (used in) investing activities	$20,971	$21,713	$(9,497)	$(13,561)
Net cash used in financing activities	$(37,045)	$(38,772)	$(12,457)	$(13,785)

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Subsequent Disposition

Subsequent to the three months ended March 31, 2005, the Company sold the following property in July 2005, which was reported as held for sale as of June 30, 2005:

Location	Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2260 E. El Segundo Boulevard, El Segundo, CA	Office	July	1	113,820

The Company has updated its historical consolidated financial statements in this Form 10-Q/A for discontinued operations that have resulted from the classification of this property as held for sale as of June 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The net income for this property has been reclassified to discontinued operations for the three months ended March 31, 2005 and 2004 to conform to the presentation in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended, and under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events contained in this report may not occur.

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

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at March 31, 2004	81	7,183,563	50	4,878,603	131	12,062,166
Acquisitions	2	281,830			2	281,830
Properties added from the Development Portfolio	1	208,464			1	208,464
Properties added from the Redevelopment Portfolio	1	67,995			1	67,995
Dispositions(1)(2)	(3)	(174,309)	(2)	(407,914)	(5)	(582,223)
Remeasurement		(155)		1,039		884

Total at March 31, 2005(3)	82	7,567,388	48	4,471,728	130	12,039,116

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.
(2)	Dispositions do not include the one office property that was classified as held for sale as of March 31, 2004. This property was sold in May 2004, but was removed from the stabilized portfolio upon being classified as held for sale as of March 31, 2004.
(3)	Includes one industrial building classified as held for sale as of June 30, 2005, which encompassed approximately 113,800 rentable square feet.

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

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$36,162	$32,449	$3,713	11.4%
Industrial Properties	7,740	7,475	265	3.5

Total portfolio	43,902	39,924	3,978	10.0

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	43,902	39,924	3,978	10.0
Other expenses:
General and administrative expenses	6,024	7,693	(1,669)	(21.7)
Interest expense	9,622	9,210	412	4.5
Depreciation and amortization	16,196	13,651	2,545	18.6
Interest and other income	57	307	(250)	(81.4)

Income from continuing operations before minority interest	12,117	9,677	2,440	25.2
Minority interests attributable to continuing operations	(2,388)	(3,430)	1,042	(30.4)
Income from discontinued operations	5,416	522	4,894	937.5

Net income	15,145	6,769	8,376	123.7
Preferred dividends	(2,402)	(785)	(1,617)	206.0

Net income available to common stockholders	$12,743	$5,984	$6,759	113.0%

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

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$7,971	$7,796	$175	2.2%
Tenant reimbursements	1,030	891	139	15.6
Other property income	73	6	67	1116.7

Total	9,074	8,693	381	4.4

Property and related expenses:
Property expenses	579	551	28	5.1
Real estate taxes	696	687	9	1.3
Provision for bad debts	59	(20)	79	(395.0)

Total	1,334	1,218	116	9.5

Net Operating Income, as defined	$7,740	$7,475	$265	3.5%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at March 31, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at June 30, 2005, excluding the property classified as held for sale as of June 30, 2005.

Total revenues from Industrial Properties increased $0.4 million to $9.1 million for the three months ended March 31, 2005 as compared to $8.7 million for the three months ended March 31, 2004. Rental income from Industrial Properties increased $0.2 million, or 2.2%, to $8.0 million for the three months ended March 31, 2005 compared to $7.8 million for the three months ended March 31, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 1.0% to 94.7% for the three months ended March 31, 2005 as compared to 93.7% for the three months ended March 31, 2004.

Tenant reimbursements from Industrial Properties increased $0.1 million, or 15.6%, to $1.0 million for the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. This increase is primarily due to an increase in occupancy in this portfolio. Other property income from Industrial Properties increased $0.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Other Property Income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.1 million, or 9.5%, to $1.3 million for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004. Property expenses from Industrial Properties remained consistent at approximately $0.6 million during the three months ended March 31, 2005 compared to the same period in 2004. Real estate taxes from Industrial Properties remained consistent at approximately $0.7 million during the three months ended March 31, 2005 compared to the same period in 2004. The provision for bad debts increased by $0.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties increased $0.2 million, or 3.5% to $7.7 million for the three months ended March 31, 2005 compared to $7.5 million for the three months ended March 31, 2004.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $1.0 million, or 3.9%, to $23.2 million for the three months ended March 31, 2005 compared to the $24.2 million for the three months ended March 31, 2004. The decrease is primarily attributable to a decrease in lease termination fee payments received by the Company during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was partially offset by an increase in average occupancy in the Core Office Portfolio. For the three months ended March 31, 2005, average occupancy in this portfolio was 94.6% as compared to 89.0% for the three months ended March 31, 2004.

Net cash provided by investing activities increased $35.3 million, or 260.1%, to $21.7 million net cash provided by investing activities for the three months ended March 31, 2005 compared to $13.6 million net cash used in investing activities for the three months ended March 31, 2004. The increase was primarily attributable to the disposition of four buildings in March 2005 (see Note 2 to the Company’s consolidated financial statements for further discussion of the dispositions).

Net cash used in financing activities increased $25.0 million, or 181.3%, to $38.8 million for the three months ended March 31, 2005 compared to $13.8 million for the three months ended March 31, 2004. This increase was primarily attributable to a $23.9 million increase in net repayments on the Company’s debt for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, resulting from the repayment of borrowings under the Credit Facility with the net proceeds from the March 2005 dispositions.

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

Subsequent to the filing of the original Form 10-Q for the quarter ended March 31, 2005, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations, and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for the quarters ended March 31, 2005 and 2004. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued to its preferred stockholders. Also subsequent to filing of the original Form 10-Q for the quarter ended March 31, 2005, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the quarter ended March 31, 2005, as fully described in Note 14 of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, management determined that the material weakness described above existed as of March 31, 2005 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report, that have materially affected the Company’s internal control over financial reporting. The Company has implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review will be performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company has implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes remediated the material weakness discussed above.

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