Form 10-K/A
period 2004-12-31
KILROY REALTY CORP
filed 2005-11-08
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (the “Amended Filing”) of Kilroy Realty Corporation (the “Company”) of the Form 10-K for the fiscal year ended December 31, 2004 (as amended by Amendments No. 1 and No. 2 on Form 10-K/A, the “Original Filing”), is being filed to restate the Company’s consolidated financial statements to mark six interest rate swap and two interest rate cap agreements the Company entered into in 2000 and 2002 to market and to recognize the impact of this mark to market adjustment in the income statement for each period, rather than through other comprehensive income. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is required to restate prior period financial statements to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

In addition, based on a recent review of the Company’s accounting treatment for tenant improvements reimbursed by the tenant, the Company is also restating its financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants, with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. In connection with the restatement, certain other immaterial adjustments have been recorded.

The Company previously filed Amendment No. 2 on Form 10-K/A to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations for the years ended December 31, 2004 and 2003, and the notes related thereto, to correctly reflect the impact of preferred stock dividends in the calculation of income from continuing operations per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” so that income from continuing operations per share is presented net of preferred dividends paid and accrued. Amendment No. 2 was also filed to restate the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to correct the classification of two items in the consolidated statements of cash flows.

For a more detailed description of the restatements, see Note 27 to the accompanying consolidated financial statements contained in this Amended Filing. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amended Filing under Part II, Item 9A—Controls and Procedures.

The Company is concurrently filing amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 also to restate the Company’s consolidated financial statements to mark the interest rate swap and interest rate cap agreements the Company entered into in 2000 and 2002 to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income, as well as to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. The decision to further restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 and October 31, 2005.

The Company has also updated its historical financial statements and the accompanying selected financial data in this Form 10-K/A for discontinued operations that have resulted from the disposition of five operating properties during the nine months ended September 30, 2005. The other concurrently filed amendments referenced above reflect a similar update.

To reflect the restatement of the Company’s consolidated financial statements described above and the update for discontinued operations, the Company is also re-issuing Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk that accompanied the financial statements in the Original Filing.

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events except in connection with the foregoing.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(As Restated, see Note 27 to the Company’s consolidated financial statements)
Statements of Operations Data:
Rental income	$196,191	$177,346	$173,931	$169,420	$148,156
Tenant reimbursements	21,156	19,665	20,854	20,016	17,365
Other property income	1,202	23,998	2,672	6,268	711

Total revenues	218,549	221,009	197,457	195,704	166,232

Property expenses	34,010	30,910	28,007	27,109	20,220
Real estate taxes	16,344	15,061	14,440	13,776	12,941
Provision for bad debts	886	1,503	6,712	3,609	1,663
Ground leases	1,401	1,296	1,354	1,507	1,643
General and administrative expenses	34,021	20,095	12,902	11,692	10,535
Interest expense	33,994	30,515	30,629	37,854	38,460
Depreciation and amortization	58,620	55,471	57,750	50,381	38,245

Total expenses	179,276	154,851	151,794	145,928	123,707

Net settlement payments on interest rate swaps	(2,893)	(3,218)	(6,819)	(6,454)
Gain (loss) on derivative	3,099	704	(244)	(5,553)
Interest and other income	521	196	513	1,030	1,878
Interest income from related party					2,724
Equity in earnings from unconsolidated real estate					191

Total other income (expense)	727	(2,318)	(6,550)	(10,977)	4,793

Income from continuing operations before net gain on dispositions and minority interests	40,000	63,840	39,113	38,799	47,318
Net gain on dispositions of operating properties			896	4,714	11,256

Income from continuing operations before minority interests	40,000	63,840	40,009	43,513	58,574
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(9,579)	(13,163)	(13,500)	(13,500)	(13,500)
Original issuance costs of redeemed preferred units	(1,200)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(3,218)	(6,533)	(3,714)	(2,613)	(5,576)
Recognition of previously reserved Development LLC preferred return			3,908
Minority interest in earnings of Development LLCs			(1,024)	(3,701)	(421)

Total minority interests	(13,997)	(20,641)	(14,330)	(19,814)	(19,497)

Income from continuing operations	26,003	43,199	25,679	23,699	39,077
Discontinued operations:
Revenues from discontinued operations	7,134	10,231	17,706	18,748	18,717
Expenses from discontinued operations	(3,929)	(5,901)	(9,677)	(9,519)	(10,076)
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,089)	(1,055)	(1,844)	(968)	(1,078)

Total income from discontinued operations	7,538	6,917	12,755	8,261	7,563

Net income before cumulative effect of change in accounting principle	33,541	50,116	38,434	31,960	46,640
Cumulative effect of change in accounting principle				(1,392)

Net income	33,541	50,116	38,434	30,568	46,640
Preferred dividends	(3,553)	(349)

Net income available for common stockholders	$29,988	$49,767	$38,434	$30,568	$46,640

Share Data:
Weighted average shares outstanding—basic	28,244	27,527	27,450	27,167	26,599

Weighted average shares outstanding—diluted	28,422	27,738	27,722	27,373	26,755

Income from continuing operations per common share—basic	$0.79	$1.56	$0.94	$0.87	$1.47

Income from continuing operations per common share—diluted	$0.79	$1.54	$0.93	$0.87	$1.46

Net income per common share—basic	$1.06	$1.81	$1.40	$1.13	$1.75

Net income per common share—diluted	$1.06	$1.79	$1.39	$1.12	$1.74

Dividends declared per common share	$1.98	$1.98	$1.98	$1.92	$1.80

	Kilroy Realty Corporation Consolidated
	December 31,
	2004	2003	2002	2001	2000
	(As Restated, see Note 27)
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$1,863,230	$1,735,796	$1,691,667	$1,604,180	$1,501,625
Total assets	1,609,024	1,516,428	1,507,710	1,457,346	1,459,086
Total debt	801,441	761,048	762,037	714,587	723,688
Total liabilities	929,348	849,683	853,580	802,798	791,354
Total minority interests	133,129	183,712	219,948	217,182	226,682
Total stockholders’ equity	546,547	483,033	434,182	437,366	441,050

Other Data:
Funds From Operations(1)	$87,643	$110,758	$96,908	$84,288	$83,955

Cash flows from:
Operating activities	120,513	124,399	122,409	129,391	89,378
Investing activities	(123,271)	(67,463)	(78,487)	(53,614)	(148,276)
Financing activities	(2,281)	(62,821)	(44,632)	(76,890)	50,382

Office Properties:
Rentable square footage	7,674,424	7,316,187	7,447,605	7,225,448	6,624,423
Occupancy	94.0%	87.6%	91.1%	93.9%	96.2%

Industrial Properties:
Rentable square footage	4,602,605	4,878,603	4,880,963	5,085,945	5,807,555
Occupancy	95.5%	94.5%	97.7%	98.5%	97.8%

(1)	Management believes that Funds From Operations (“FFO”) is a useful supplemental measure of the Company’s operating performance. The Company computes FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, the Company’s FFO may not be comparable to other REITs.

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

Impact of Restatements and Reclassifications

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements of the consolidated financial statements and the reclassifications for discontinued operations. For a more detailed description of the restatements and reclassifications, see Notes 27 and 28 to the accompanying consolidated financial statements included in this Form 10-K/A.

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

Revenue recognition.    In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. In addition, the Company records a capital asset when reimbursements are received from tenants for leasehold improvements constructed by the Company, with the offsetting side of this accounting entry recorded to deferred revenue. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

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

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2003	82	7,316,187	50	4,878,603	132	12,194,790
Acquisitions	2	281,830			2	281,830
Properties added from the Development Portfolio	1	208,464			1	208,464
Dispositions(1)	(1)	(125,020)	(1)	(277,037)	(2)	(402,057)
Remeasurement		(7,037)		1,039		(5,998)

Total at December 31, 2004(2)	84	7,674,424	49	4,602,605	133	12,277,029

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

(2)	Includes three office buildings and two industrial building the Company sold as of September 30, 2005, which encompassed approximately 419,000 rentable square feet.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common stockholders for the years ended December 31, 2004 and 2003.

	Year Ended December 31,		Dollar Change	Percentage Change
	2004	2003
	(in thousands)
Net Operating Income, as defined
Office Properties	$136,279	$141,393	$(5,114)	(3.6)%
Industrial Properties	29,629	30,846	(1,217)	(3.9)

Total portfolio	165,908	172,239	(6,331)	(3.7)

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	165,908	172,239	(6,331)	(3.7)
Other expenses:
General and administrative expenses	34,021	20,095	13,926	69.3
Interest expense	33,994	30,515	3,479	11.4
Depreciation and amortization	58,620	55,471	3,149	5.7
Total other income (expense)	727	(2,318)	3,045	(131.4)

Income from continuing operations before minority interests	40,000	63,840	(23,840)	(37.3)
Minority interests attributable to continuing operations	(13,997)	(20,641)	6,644	(32.2)
Income from discontinued operations	7,538	6,917	621	9.0

Net income	33,541	50,116	(16,575)	(33.1)
Preferred dividends	(3,553)	(349)	(3,204)	918.1

Net Income available to common stockholders	$29,988	$49,767	$(19,779)	(39.7)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the years ended December 31, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$164,600	$145,226	$19,374	13.3%	$142,972	$133,326	$9,646	7.2%
Tenant reimbursements	17,626	16,194	1,432	8.8	16,714	15,577	1,137	7.3
Other property income	1,189	23,849	(22,660)	(95.0)	1,160	19,580	(18,420)	(94.1)

Total	183,415	185,269	(1,854)	(1.0)	160,846	168,483	(7,637)	(4.5)

Property and related expenses:
Property expenses	31,439	28,888	2,551	8.8	27,806	27,067	739	2.7
Real estate taxes	13,482	12,448	1,034	8.3	11,459	11,524	(65)	(0.6)
Provision for bad debts	814	1,244	(430)	(34.6)	512	1,491	(979)	(65.7)
Ground leases	1,401	1,296	105	8.1	1,329	1,282	47	3.7

Total	47,136	43,876	3,260	7.4	41,106	41,364	(258)	(0.6)

Net Operating Income	$136,279	$141,393	$(5,114)	(3.6)%	$119,740	$127,119	$(7,379)	(5.8)%

(1)	Office properties owned and stabilized at January 1, 2003 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties decreased $1.9 million, or 1.0%, to $183.4 million for the year ended December 31, 2004 compared to $185.3 million for the year ended December 31, 2003. Rental income from Office Properties increased $19.4 million, or 13.3%, to $164.6 million for the year ended December 31, 2004 compared to $145.2 million for the year ended December 31, 2003. Rental income generated by the Core Office Portfolio increased $9.6 million, or 7.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.9% to 93.6% for the year ended December 31, 2004 compared to 89.7% for the same period in 2003. The remaining $9.8 million increase for the Office Properties was attributable to rental income generated by the office properties developed by the Company in 2003 and 2004 (the “Office Development Properties”).

Tenant reimbursements from Office Properties increased $1.4 million, or 8.8%, to $17.6 million for the year ended December 31, 2004 compared to $16.2 million for the year ended December 31, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $1.1 million, or 7.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily attributable to the increase in occupancy in this Portfolio, as noted above. The remaining increase in tenant reimbursements is attributable to an increase of $0.5 million in the Office Development Properties partially offset by a decrease of $0.2 million attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

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

Net Operating Income from Office Properties decreased $5.1 million, or 3.6%, to $136.3 million for the year ended December 31, 2004 compared to $141.4 million for the year ended December 31, 2003. Of this decrease, $7.4 million was attributable to the Core Office Portfolio and $5.2 million was attributable to the Office Redevelopment Properties, which was partially offset by an increase of $7.5 million attributable to the Office Development Properties. The overall decrease in Net Operating Income is primarily due to the significant lease termination fees received during 2003 related to the Peregrine settlement and another early lease termination.

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$31,591	$32,120	$(529)	(1.6)%
Tenant reimbursements	3,530	3,471	59	1.7
Other property income	13	149	(136)	(91.3)

Total	35,134	35,740	(606)	(1.7)

Property and related expenses:
Property expenses	2,571	2,022	549	27.2
Real estate taxes	2,862	2,613	249	9.5
Provision for bad debts	72	259	(187)	(72.2)

Total	5,505	4,894	611	12.5

Net Operating Income	$29,629	$30,846	$(1,217)	(3.9)%

(1)	The Total Industrial Portfolio is equivalent to the Company’s Core Industrial Portfolio at December 31, 2004, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at September 30, 2005.

Total revenues from Industrial Properties decreased $0.6 million, or 1.7%, to $35.1 million for the year ended December 31, 2004 compared to $35.7 million for the year ended December 31, 2003. Rental income from Industrial Properties decreased $0.5 million, or 1.6%, to $31.6 million for the year ended December 31, 2004 compared to $32.1 million for the year ended December 31, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 1.8% to 94.4% for the year ended December 31, 2004 compared to 96.2% for the year ended December 31, 2003.

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

Net Operating Income from Industrial Properties decreased $1.2 million, or 3.9%, to $29.6 million for the year ended December 31, 2004 compared to $30.8 million for the year ended December 31, 2003.

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

Net interest expense increased $3.5 million, or 11.4%, to $34.0 million for the year ended December 31, 2004 compared to $30.5 million for the year ended December 31, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $0.5 million, or 1.2% to $41.2 million for the year ended December 31, 2004 from $41.2 million for the year ended December 31, 2003. Total capitalized interest and loan fees decreased $3.0 million, or 28.0% to $7.7 million for the year ended December 31, 2004 from $10.7 million for the year ended December 31, 2003, primarily due to lower average balances eligible for capitalization during the year ended December 31, 2004 as compared to December 31, 2003.

Depreciation and amortization increased $3.1 million, or 5.7%, to $58.6 million for the year ended December 31, 2004 compared to $55.5 million for the year ended December 31, 2003. An increase of $3.1 million was attributable to the Office Development Properties, and an increase of $0.6 million was attributable to the Core Office Portfolio which was partially offset by a decrease of $0.6 million related to the Office Redevelopment Properties taken out of service in 2003.

Other income and expense changed $3.0 million, or 131.4%, to $0.7 million of income for the year ended December 31, 2004 compared to $2.3 million of expense for the year ended December 31, 2003. The increasing income was primarily due to a $2.3 million increase in value of the Company’s derivative instruments as a result of increasing interest rates. The increase in income was also due to a $0.3 million increase in interest and other income. This increase was primarily due to a $0.1 million net realized gain from the sale of stock that the Company received in satisfaction of a creditors claim under a lease that was terminated early. Additionally, during the year ended December 31, 2004, the Company recorded $0.1 million in non-recurring interest earned in connection with the reimbursement of prior year supplemental property taxes.

Income from Continuing Operations

Income from continuing operations before minority interests decreased $23.8 million, or 37.3%, to $40.0 million for the year ended December 31, 2004 compared to $63.8 million for the year ended December 31, 2003. The decrease was primarily due to the decrease in Net Operating Income from the Office Properties due to the 2003 Peregrine settlement and due to the increase in general and administrative expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common stockholders for the years ended December 31, 2003 and 2002.

	Year Ended December 31,		Dollar Change	Percentage Change
	2003	2002
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$141,393	$117,241	$24,152	20.6%
Industrial Properties	30,846	29,703	1,143	3.8

Total portfolio	172,239	146,944	25,295	17.2

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	172,239	146,944	25,295	17.2
Other expenses:
General and administrative expenses	20,095	12,902	7,193	55.8
Interest expense	30,515	30,629	(114)	(0.4)
Depreciation and amortization	55,471	57,750	(2,279)	(3.9)
Total other income (expense)	(2,318)	(6,550)	4,232	(64.6)

Income from continuing operations before net gain on dispositions and minority interests	63,840	39,113	24,727	63.2
Net gain on disposition of operating properties(1)		896	(896)	(100.0)

Income from continuing operations before minority interests	63,840	40,009	23,831	59.6
Minority interests	(20,641)	(14,330)	(6,311)	44.0
Income from discontinued operations	6,917	12,755	(5,838)	(45.8)

Net income	50,116	38,434	11,682	30.4
Preferred dividends	(349)		(349)	(100.0)

Net Income available to common stockholders	$49,767	$38,434	$11,333	29.5%

(1)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain associated litigation was resolved in the second quarter of 2002.

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations, for the Office Properties and for the Industrial Properties for the years ended December 31, 2003 and 2002.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	145,226	141,740	3,486	2.5%	123,731	126,877	(3,146)	(2.5)%
Tenant reimbursements	16,194	17,359	(1,165)	(6.7)	14,616	14,602	14	0.1
Other property income	23,849	2,583	21,266	823.3	19,581	2,477	17,104	690.5

Total	185,269	161,682	23,587	14.6	157,928	143,956	13,972	9.7

Property and related expenses:
Property expenses	28,888	25,615	3,273	12.8	26,487	23,102	3,385	14.7
Real estate taxes	12,448	11,727	721	6.1	10,588	10,475	113	1.1
Provision for bad debts	1,244	5,745	(4,501)	(78.3)	142	5,485	(5,343)	(97.4)
Ground leases	1,296	1,354	(58)	(4.3)	1,282	1,334	(52)	(3.9)

Total	43,876	44,441	(565)	(1.3)	38,499	40,396	(1,897)	(4.7)

Net Operating Income	141,393	117,241	24,152	20.6%	119,429	103,560	15,869	15.3%

(1)	Stabilized office properties owned at January 1, 2002 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties increased $23.6 million, or 14.6%, to $185.3 million for the year ended December 31, 2003 compared to $161.7 million for the year ended December 31, 2002. Rental income from Office Properties increased $3.5 million, or 2.5%, to $145.2 million for the year ended December 31, 2003 compared to $141.7 million for the year ended December 31, 2002. This increase was primarily attributable to an increase of $10.8 million in rental income generated by the office properties developed and redeveloped by the Company in 2003 and 2002 (the “Office Development Properties”), offset by a decrease of $3.1 million, or 2.5% related to the Core Office Portfolio, and a decrease of $4.2 million in rental income attributable to the office properties that were taken out of service and moved from the Company’s stabilized portfolio to the redevelopment portfolio during 2003 (“Office Redevelopment Properties”). The decrease in the Core Office Portfolio was primarily attributable to a decline in occupancy in this portfolio. Average occupancy in the Core Office Portfolio declined 1.3% to 89.4% for the year ended December 31, 2003 as compared to 90.7% for the year ended December 31, 2002.

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

Net Operating Income from Office Properties increased $24.2 million, or 20.6%, to $141.4 million for the year ended December 31, 2003 compared to $117.2 million for the year ended December 31, 2002. An increase of $15.9 million was attributable to the Core Office Portfolio which was primarily due to the Peregrine lease termination fee. The remaining increase of $8.3 million was primarily attributable to the Office Development Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2003	2002	Dollar Change	Percentage Change	2003	2002	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$32,120	$32,191	$(71)	(0.2)%	$31,487	$31,896	$(409)	(1.3)%
Tenant reimbursements	3,471	3,495	(24)	(0.7)	3,440	3,465	(25)	(0.7)
Other property income	149	89	60	67.4	149	89	60	67.4

Total	35,740	35,775	(35)	(0.1)	35,076	35,450	(374)	(1.1)

Property and related expenses:
Property expenses	2,022	2,392	(370)	(15.5)	1,998	2,392	(394)	(16.5)
Real estate taxes	2,613	2,713	(100)	(3.7)	2,533	2,677	(144)	(5.4)
Provision for bad debts	259	967	(708)	(73.2)	236	964	(728)	(75.5)

Total	4,894	6,072	(1,178)	(19.4)	4,767	6,033	(1,266)	(21.0)

Net Operating Income	$30,846	$29,703	$1,143	3.8%	$30,309	$29,417	$892	3.0%

(1)	Stabilized industrial properties owned at January 1, 2002 and still owned at September 30, 2005.

Total revenues from Industrial Properties remained consistent at approximately $35.7 million during the year ended December 31, 2003 compared to the year ended December 31, 2002. Rental income from Industrial Properties decreased $0.1 million, or 0.2%, to $32.1 million for the year ended December 31, 2003 compared to $32.2 million for the year ended December 31, 2002. Rental income generated by the Core Industrial Portfolio decreased $0.4 million, or 1.3%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This decrease was primarily attributable to a decrease in occupancy in this portfolio. Average occupancy decreased 1.3% to 96.2% for the year ended December 31, 2003 compared to 97.5% for the year ended December 31, 2002. The net decrease in rental income from the Core Industrial Portfolio was partially offset by an increase of $0.3 million from the one property acquired during 2002 (“Industrial Acquisition”).

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

Net Operating Income, from Industrial Properties increased $1.1 million, or 3.8%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Net operating income for the Core Industrial Portfolio increased $0.9 million, or 3.0%, for the year ended December 31, 2003 compared to the same period in 2002 and an increase of $0.2 million was generated by the Industrial Acquisition.

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

Net interest expense decreased $0.1 million, or 0.4%, to $30.5 million for the year ended December 31, 2003 compared to $30.6 million for the year ended December 31, 2002. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, decreased $1.4 million, or 3.1%, to $41.2 million for the year ended December 31, 2003 from $42.6 million for the year ended December 31, 2002, due to an overall decrease in the Company’s weighted average annual borrowing rates. Throughout 2002, the Company’s weighted average interest rate decreased from 6.8% at December 31, 2001 to 5.3% at December 31, 2002. In contrast, the Company’s weighted average interest rate remained relatively consistent throughout 2003. The Company’s weighted average interest rate was 5.3% at both January 1, 2003 and December 31, 2003. Total capitalized interest and loan fees decreased $1.2 million, or 10.3% to $10.7 million for the year ended December 31, 2003 from $11.9 million for the year ended December 31, 2002, primarily due to lower average balances eligible for capitalization during the year ended December 31, 2003 as compared to December 31, 2002.

Depreciation and amortization decreased $2.3 million, or 3.9%, to $55.5 million for the year ended December 31, 2003 compared to $57.8 million for the year ended December 31, 2002. During the year ended December 31, 2002 the Company recorded accelerated depreciation and amortization charges of approximately $5.3 million for previously capitalized leasing costs related to the Company’s leases with Peregrine. The Company did not record a similar charge in 2003. This decrease was partially offset by an increase attributable to the development properties completed and stabilized since December 31, 2002.

Other income and expense changed $4.2 million, or 64.6%, to $2.3 million of expense for the year ended December 31, 2003 compared to $6.6 million of expense for the year ended December 31, 2002. The decreasing expense was primarily due to a $3.6 million decrease in cash settlement payments on interest rate swaps as a result of a change in the composition of the Company’s derivative instruments. The Company had two interest rate swap agreements, each with a notional amount of $150 million, with fixed swap rates of 6.948% and 5.48%

that expired in February 2002 and November 2002, respectively. The Company entered into new swap agreements, which had an aggregate notional amount of $100 million, in October and December 2002 to replace these swaps which had a weighted average fixed swap rate of 2.78%. The replacement swaps expire in 2005 and 2006.

Income from Continuing Operations

Income from continuing operations before net gains on dispositions and minority interests increased $24.7 million, or 63.2%, to $63.8 million for the year ended December 31, 2003 compared to $39.1 million for the year ended December 31, 2002. The increase was primarily due to the increase in Net Operating Income from the Office Properties of $24.1 million.

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

The composition of the Company’s aggregate debt balances at December 31, 2004 and 2003 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Secured vs. unsecured:
Secured	61.2%	69.1%	5.7%	5.8%
Unsecured	38.8	30.9	5.2	4.2

Fixed-rate vs. variable rate:
Fixed rate(1)(2)(3)(4)	90.4 (6)	72.6	5.7	6.3
Variable rate(5)	9.6%	27.4%	3.5	2.8

Total debt			5.5	5.3
Total debt including loan fees			6.1%	5.9%

(1)

Although the Company’s derivative instruments do not qualify for hedge accounting since the original designation memos did not meet the technical requirements of SFAS 133, the Company’s derivatives are intended to manage the Company’s exposure to interest rate risk.

The Company does not enter into derivatives for speculative purposes. Since the Company believes the derivatives are highly effective in offsetting the variable rate cash flows of its debt from an economic perspective, the effect of these derivative instruments are taken into account in evaluating the overall composition of the fixed versus floating nature of the Company’s debt instruments on the table above.

(2)	At December 31, 2004 and 2003, the Company had an interest-rate swap agreement, which expired in January 2005, to fix LIBOR on $50 million of its variable rate debt at 4.46%.

(3)	At December 31, 2004 and 2003, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable rate debt at 2.57%.

(4)	At December 31, 2004 and 2003, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable rate debt at 2.98%.

(5)	At December 31, 2003, the Company had interest-rate cap agreements to cap LIBOR on $100 million of its variable rate debt at 4.25%. These agreements were terminated in June 2004.

(6)	Excluding the $50 million interest-rate swap agreement that expired in January 2005, the Company’s fixed-rate debt as a percentage of total debt was 84.2% at December 31, 2004.

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

At December 31, 2004, 28.3% of the Company’s total debt, before the effect of derivative instruments, required interest payments based on LIBOR rates. During 2004, one-month LIBOR increased from 1.12% at January 2, 2004 to 2.40% at December 31, 2004. Although the interest payments on 90.4% of the Company’s debt are either fixed, or economically hedged through the employment of interest-rate swap agreements at December 31, 2004, the remaining 9.6% of the Company’s debt is exposed to fluctuations of the one-month LIBOR rate. In addition, one of the Company’s interest rate swap agreements expired in January 2005. This agreement had a $50 million notional amount and after its expiration, the Company’s fixed rate debt as a percentage of total debt would have been 84.2% at December 31, 2004. The Company cannot provide assurance that it will be able to replace its interest-rate swap agreements as they expire and, therefore, the Company could be exposed to rising interest rates in the future.

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

(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of December 31, 2004, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments to minimize the variability that changes in interest rates could have on its future cash flows and does not hold interest-rate swaps for speculative purposes. These instruments effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $150 million as of December 31, 2004.

(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.

(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding amounts for leasehold improvements that are reimbursed by tenants. See further discussion of projected amounts the Company estimates it could spend on development projects under the caption “Capital Commitments” below.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $3.9 million, or 3.2% to $120.5 million for the year ended December 31, 2004 compared to $124.4 million for the year ended December 31, 2003. The decrease is primarily attributable to a lease termination fee payment of $18.3 million received in connection with the Peregrine settlement agreement in the third quarter of 2003. This decrease is partially offset by an increase in average occupancy. For the year ended December 31, 2004, average occupancy was 92.3% as compared to 91.2% for the year ended December 31, 2003.

Net cash used in investing activities increased $55.8 million, or 82.6% to $123.3 million for the year ended December 31, 2004 as compared to $67.5 million for the year ended December 31, 2003. The increase is primarily attributable to the Company’s acquisition of an office property and undeveloped land in December 2004 for a net cash payment of approximately $95.5 million. The increase was partially offset by a decrease in development spending. The Company scaled back its development activity during the last two years as a result of the economic environment and the related impact on leasing. In July 2004, the Company commenced construction on the third phase of a development project that will include two office buildings. As a result, development spending is likely to increase during 2005. See additional information regarding the Company’s development programs and anticipated development spending under the captions “Factors That May Influence Future Results of Operations—Development and redevelopment programs” and “—Capital Commitments.”

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

The following table presents the Company’s Funds from Operations, for the years ended December 31, 2004, 2003, 2002, 2001 and 2000:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Net income available for common stockholders	$29,988	$49,767	$38,434	$30,568	$46,640
Adjustments:
Minority interest in earnings of Operating Partnership	4,307	7,588	5,558	3,581	6,654
Depreciation and amortization of real estate assets	59,496	57,045	60,382	51,271	40,665
Net (gain) loss on dispositions of operating properties	(6,148)	(3,642)	(7,466)	(4,714)	(11,256)
Cumulative effect on change in accounting principle	—	—	—	1,392	—
Non-cash amortization of restricted stock grants(1)	—	—	—	2,190	1,252

Funds From Operations(2)	$87,643	$110,758	$96,908	$84,288	$83,955

(1)	Commencing January 1, 2002 non-cash amortization of restricted stock grants is not added back to calculate FFO.

(2)	Reported amounts are attributable to common stockholders and common unitholders.

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

The primary market risk faced by the Company is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. Although the Company’s derivative instruments do not qualify for hedge accounting since the original designation memos did not meet the technical requirements of SFAS 133, the Company’s derivatives are intended to manage the Company’s exposure to interest rate risk. The Company believes the derivatives are highly effective in offsetting the variable rate cash flows of its debt from an economic perspective. The Company does not enter into derivative instruments for speculative purposes.

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

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2004		December 31, 2003
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value

Liabilities:
Unsecured debt:
Variable-rate			$167.0				$167.0	$167.0	$235.0	$235.0
Variable-rate index			LIBOR				LIBOR		LIBOR
Fixed-rate						$144.0	$144.0	$154.1
Average interest rate						6.14%	6.14%
Secured debt:
Variable-rate	$29.0				$31.0		$60.0	$60.0	$123.8	$123.8
Variable-rate index	LIBOR				LIBOR		LIBOR		LIBOR
Fixed-rate	$20.2	$10.5	$32.2	$83.1	$81.6	$202.8	$430.4	$445.1	$402.2	$414.1
Average interest rate	7.51%	6.54%	6.62%	4.18%	7.16%	6.12%	6.05%		6.72%
Interest-Rate Derivatives:
Interest-rate swap agreements:
Notional amount	$100.0	$50.0					$150.0	$0.4	$150.0	$(2.7)
Fixed pay interest rate	3.52%	2.98%					3.34%		3.34%
Floating receive rate index	LIBOR	LIBOR
Interest-rate cap agreements:
Notional amount									$100.0	$—
Cap rate									4.25%
Forward rate index									LIBOR

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Subsequent to the filing of the original Form 10-K for the fiscal year ended December 31, 2004, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for the fiscal years ended December 31, 2004 and 2003. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued to its preferred stockholders. Also subsequent to the filing of the original Form 10-K for the year ended December 31, 2004, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows,” distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities.

Subsequent to the filing of a Form 10-K/A for the fiscal year ended December 31, 2004, filed to reflect the above-described restatements (collectively, the “August Restatement”), the Company concluded that a further restatement was necessary because it determined that its hedge designation memos do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). During 2000 and 2002, the Company entered into six interest rate swap and two interest rate cap agreements. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is restating the financial statements of the Company for the fiscal years ended December 31, 2002, 2003 and 2004, previously issued by the Company and filed with the SEC on Form 10-K (as amended), and for the related interim periods, to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

The August Restatement caused management to conclude that the Company had a material weakness in its internal control over financial reporting because the controls over the initial analysis of the accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations, or the appropriate classification of two specific items on the consolidated statements of cash flows. In connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management subsequently reassessed the Company’s internal control over financial reporting. Management determined that, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over reevaluating the accounting treatment for its derivative instruments based on the formal designation documentation in place did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the restatements. Based on the finding of the material weaknesses described above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the August Restatement of the Company’s consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002, as fully described in Note 27 of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, management determined that the material weakness described above that led to the August Restatement existed as of December 31, 2004 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review is now performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes remediated the material weakness that led to the August Restatement.

In connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management reassessed the Company’s internal control over financial reporting. As a result of this reassessment, management determined that, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over reevaluating the accounting treatment for its derivative instruments based on the formal designation documentation in place did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance. Accordingly, the Company has implemented procedures requiring, in the event that the Company has derivative transactions that it believes qualify for hedge accounting, close consultation with the Company’s independent derivatives specialist during its initial preparation of the formal designation of the instruments to ensure that each of the derivative instruments qualifies for hedge accounting treatment, consistent with the Company’s past practice. In addition, the Company will communicate with its independent derivatives specialist on a quarterly basis going forward from the time a derivative instrument qualifies for hedge accounting to review the Company’s designation documentation to ensure that the instrument continues to qualify for hedge accounting. Management believes these changes remediate the material weakness that led to the further restatement to mark the interest rate cap and interest rate swap agreements to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period.

Management’s Report on Internal Control Over Financial Reporting (as restated November 7, 2005)

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

In management’s report dated March 1, 2005, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. In August 2005 management revised their assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the August Restatement (defined above). Management further reassessed the Company’s internal control over financial reporting in November 2005, as discussed below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess its internal control over financial reporting, considering the restatement of per share amounts for income from continuing operations, basic and diluted, and the restatement of the consolidated statements of cash flows described above. Based on the foregoing, in August 2005 management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004, because the controls over the initial analysis of the accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations or the appropriate classification of two specific items on the consolidated statements of cash flows. Specifically, the Company did not identify the impact of the issuance of preferred stock and the resultant payment of preferred dividends on the calculation of income from continuing operations per share included within its consolidated statements of operations. As a result of this material weakness, the Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have reduced the amount of income from continuing operations per share by the amount of preferred dividends paid and accrued to its preferred stockholders. In addition, the Company incorrectly classified two items on the consolidated statements of cash flows. First, the distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows,” distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, the capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities.

Subsequently, in November 2005 in connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management reassessed the Company’s internal control over financial reporting. As a result of this reassessment, management determined that, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over the formal designation of its derivative and hedging instruments did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance.

In light of this subsequently identified material weakness and the material weakness associated with the August Restatement, management has confirmed its August 2005 assessment that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on management’s restated assessment of internal control over financial reporting.

November 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited management’s restated assessment, included within this Form 10-K/A of Kilroy Realty Corporation for the year ended December 31, 2004 at Item 9A under the heading “Management’s Report on Internal Control over Financial Reporting (as restated November 4, 2005)”, that Kilroy Realty Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s restated assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 1, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2004 annual financial statements and 2004 interim financial statements, which caused such financial statements to be restated in August 2005. Additionally, as described below, subsequent to the August restatement, the Company identified material misstatements in its 2004 annual financial statements and 2004 interim financial statements, which caused such financial statements to be restated in November 2005. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the August 2005 financial statement restatements and reconfirmed its assessment due to the identification of a second material weakness, described below, which resulted in the November 2005 financial statement restatements. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our initial report dated March 1, 2005.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s restated assessment:

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

The Company’s controls over the formal designation of its derivative and hedging instruments did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment. The impact of the mark to market adjustment of these instruments should have been recognized in the statement of operations for each period, rather than through other comprehensive income.

These material weaknesses resulted in the restatements of the Company’s previously issued annual financial statements as described more fully in Note 27 to the consolidated financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 (as restated) and the related financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 1, 2005 (August 15, 2005 as to the effects of the restatements described in Note 27 (related to income from continuing operations per common share and cash flow classifications) and discontinued operations described in Note 28, and November 7, 2005 as to the effects of the restatements described in Note 27 (related to derivative instruments and leasehold improvements paid by tenants.)) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the restatements described in Note 27.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2005

(August 15, 2005, as to the effects of the material weakness related to income from continuing operations per common share and cash flow classifications and November 7, 2005 as to the effects of the material weakness related to derivative instruments described in Management’s Report on Internal Control Over Financial Reporting (as restated November 7, 2005))

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)  Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 (As Restated, see Note 27) and 2003 (As Restated, see Note 27)	F-3
Consolidated Statements of Operations for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-4
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts	F-49

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2005.

KILROY REALTY CORPORATION

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ * John B. Kilroy, Sr.	Chairman of the Board	November 7, 2005

/s/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	November 7, 2005

/s/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 7, 2005

/s/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	November 7, 2005

/s/ * Edward F. Brennan, Ph.D.	Director	November 7, 2005

/s/ * John R. D’Eathe	Director	November 7, 2005

/s/ * William P. Dickey	Director	November 7, 2005

/s/ * Matthew J. Hart	Director	November 7, 2005

/s/ * Dale F. Kinsella	Director	November 7, 2005

*By: /s/ RICHARD E. MORAN JR. Richard E. Moran Jr. Attorney-in-Fact

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2004

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 (As Restated, see Note 27) and 2003 (As Restated, see Note 27)	F-3
Consolidated Statements of Operations for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27), and 2002 (As Restated, see Note 27)	F-4
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2004 (As Restated, see Note 27), 2003 (As Restated, see Note 27) and 2002 (As Restated, see Note 27)	F-6
Notes to Consolidated Financial Statements	F-7
Schedule II—Valuation and Qualifying Accounts	F-49

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

As discussed in Note 27, the Company has restated its consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 (August 15, 2005 as to the effects of the material weakness related to income from continuing operations per common share and cash flow classifications and November 7, 2005 as to the effects of the material weakness related to derivative instruments described in Management’s Report on Internal Control Over Financial Reporting (as restated November 7, 2005)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weaknesses.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2005 (August 15, 2005 as to the effects of the restatements described in Note 27 (related to income from continuing operations per common share and cash flow classifications) and discontinued operations described in Note 28, and November 7, 2005 as to the effects of the restatements described in Note 27 (related to derivative instruments and leasehold improvements paid by tenants.))

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
	(As Restated, see Note 27)
ASSETS
REAL ESTATE ASSETS (Notes 3, 4, 20 and 26):
Land and improvements	$304,033	$289,730
Buildings and improvements, net	1,465,285	1,317,050
Undeveloped land and construction in progress, net	93,912	129,016

Total real estate held for investment	1,863,230	1,735,796
Accumulated depreciation and amortization	(372,656)	(326,479)

Total real estate assets, net	1,490,574	1,409,317
CASH AND CASH EQUIVALENTS	4,853	9,892
RESTRICTED CASH	332	8,558
CURRENT RECEIVABLES, NET (Note 5)	4,843	4,919
DEFERRED RENT RECEIVABLES, NET (Note 6)	46,816	36,804
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET (Notes 7 and 8)	50,711	36,041
DEFERRED FINANCING COSTS, NET (Notes 9 and 11)	5,849	3,657
PREPAID EXPENSES AND OTHER ASSETS	5,046	7,240

TOTAL ASSETS	$1,609,024	$1,516,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 10)	$490,441	$526,048
Unsecured senior notes (Note 10)	144,000
Unsecured line of credit (Note 10)	167,000	235,000
Accounts payable, accrued expenses and other liabilities (Note 11)	73,005	41,147
Accrued distributions (Note 13)	16,923	16,369
Rents received in advance, tenant security deposits and deferred revenue	37,979	31,119

Total liabilities	929,348	849,683

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTERESTS (Note 12):
7.45% (8.075% as of December 31, 2003) Series A Cumulative Redeemable Preferred unitholders	73,638	73,716
9.25% Series D Cumulative Redeemable Preferred unitholders		44,321
Common unitholders of the Operating Partnership	59,491	65,675

Total minority interests	133,129	183,712

STOCKHOLDERS’ EQUITY (Note 13):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,437
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,548,597 and 28,209,213 shares issued and outstanding, respectively	286	282
Additional paid-in capital	515,518	508,250
Deferred compensation	(1,412)	(852)
Distributions in excess of earnings	(89,427)	(63,084)

Total stockholders’ equity	546,547	483,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,609,024	$1,516,428

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
	(As Restated, see Note 27)
REVENUES (Note 20):
Rental income	$196,191	$177,346	$173,931
Tenant reimbursements	21,156	19,665	20,854
Other property income (Note 19)	1,202	23,998	2,672

Total revenues	218,549	221,009	197,457

EXPENSES:
Property expenses	34,010	30,910	28,007
Real estate taxes	16,344	15,061	14,440
Provision for bad debts	886	1,503	6,712
Ground leases (Note 16)	1,401	1,296	1,354
General and administrative expenses (Notes 15 and 19)	34,021	20,095	12,902
Interest expense	33,994	30,515	30,629
Depreciation and amortization (Notes 2 and 8)	58,620	55,471	57,750

Total expenses	179,276	154,851	151,794

OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	(2,893)	(3,218)	(6,819)
Gain (loss) on derivative instruments	3,099	704	(244)
Interest and other income	521	196	513

Total other income (expense)	727	(2,318)	(6,550)

INCOME FROM CONTINUING OPERATIONS BEFORE NET GAIN ON DISPOSITIONS AND MINORITY INTERESTS	40,000	63,840	39,113
Net gain on dispositions of operating properties (Note 3)			896

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	40,000	63,840	40,009

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(9,579)	(13,163)	(13,500)
Original issuance costs of redeemed preferred units (Note 12)	(1,200)	(945)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(3,218)	(6,533)	(3,714)
Recognition of previously reserved Development LLC preferred return (Note 12)			3,908
Minority interest in earnings of Development LLCs			(1,024)

Total minority interests	(13,997)	(20,641)	(14,330)

INCOME FROM CONTINUING OPERATIONS	26,003	43,199	25,679
DISCONTINUED OPERATIONS (Note 21)
Revenues from discontinued operations	7,134	10,231	17,706
Expenses from discontinued operations	(3,929)	(5,901)	(9,677)
Net gain on dispositions of discontinued operations	6,148	3,642	6,570
Impairment loss on property held for sale	(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,089)	(1,055)	(1,844)

Total income from discontinued operations	7,538	6,917	12,755

NET INCOME	$33,541	$50,116	$38,434
PREFERRED DIVIDENDS	(3,553)	(349)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$29,988	$49,767	$38,434

Income from continuing operations per common share—basic (Note 22)	$0.79	$1.56	$0.94

Income from continuing operations per common share—diluted (Note 22)	$0.79	$1.54	$0.93

Net income per common share—basic (Note 22)	$1.06	$1.81	$1.40

Net income per common share—diluted (Note 22)	$1.06	$1.79	$1.39

Weighted average shares outstanding—basic (Note 22)	28,244,459	27,526,684	27,449,676

Weighted average shares outstanding—diluted (Note 22)	28,422,027	27,737,791	27,722,197

Dividends declared per common share (Note 23)	$1.98	$1.98	$1.98

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock			Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comp. Loss	Total
	Preferred Stock	Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2001 (as previously reported)		$27,426,071	$274	$481,186	$(1,891)	$(33,163)	$(5,778)	$440,628
Prior period restatement adjustments (Note 27)				(554)		(8,261)	5,553	(3,262)

BALANCE AT DECEMBER 31, 2001 (As Restated, see Note 27)		27,426,071	274	480,632	(1,891)	(41,424)	(225)	437,366
Net income (As Restated, see Note 27)						38,434		38,434
Net other comprehensive income (Note 11) (As Restated, see Note 27)							225	225

Comprehensive income (As Restated, see Note 27)								38,659
Repurchase of common stock (Note 13)		(518,571)	(5)	(11,776)				(11,781)
Exchange of common units of the Operating Partnership (Note 12)		222,270	2	5,490				5,492
Exercise of stock options (Note 15)		208,381	2	4,247				4,249
Issuance of restricted stock (Notes 13 and 15)		81,729		2,105	(2,105)
Non-cash amortization of restricted stock grants (Note 15)					2,742			2,742
Stock option expense (Notes 2 and 15)				23				23
Adjustment for minority interest (Note 2) (As Restated, see Note 27)				12,210				12,210
Dividends declared per common share ($1.98 per share)						(54,778)		(54,778)

BALANCE AT DECEMBER 31, 2002 (As Restated, see Note 27)		27,419,880	273	492,931	(1,254)	(57,768)		434,182
Net income (As Restated, see Note 27)						50,116		50,116
Issuance of preferred stock	38,437							38,437
Exercise of stock options (Note 15)		664,528	8	13,444				13,452
Issuance of restricted stock (Notes 13 and 15)		123,678	1	2,639	(1,671)			969
Exchange of common units of the Operating Partnership (Notes 12 and 13)		82,439	1	1,874				1,875
Repurchase of common stock (Note 13)		(78,630)	(1)	(1,713)				(1,714)
Non-cash amortization of restricted stock grants, net of forfeitures (Note 15)		(2,682)			2,073			2,073
Stock option expense (Notes 2 and 15)				26				26
Adjustment for minority interest (Note 2) (As Restated, see Note 27)				(951)				(951)
Preferred dividends						(349)		(349)
Dividends declared per common share ($1.98 per share)						(55,083)		(55,083)

BALANCE AT DECEMBER 31, 2003 (As Restated, see Note 27)	38,437	28,209,213	282	508,250	(852)	(63,084)		483,033
Net income (As Restated, see Note 27)						33,541		33,541
Issuance of preferred stock	83,145							83,145
Exercise of stock options (Note 15)		96,325	1	2,051				2,052
Issuance of restricted stock (Notes 13 and 15)		114,843	1	3,994	(2,751)			1,244
Exchange of common units of the Operating Partnership (Note 12)		165,171	2	4,435				4,437
Repurchase of common stock (Note 13)		(36,955)		(1,275)				(1,275)
Non-cash amortization of restricted stock grants (Note 15)					2,191			2,191
Stock option expense (Notes 2 and 15)				27				27
Adjustment for minority interest (Note 2) (As Restated, see Note 27)				(1,964)				(1,964)
Preferred dividends						(3,553)		(3,553)
Dividends declared per common share ($1.98 per share)						(56,331)		(56,331)

BALANCE AT DECEMBER 31, 2004 (As Restated, see Note 27)	$121,582	28,548,597	$286	$515,518	$(1,412)	$(89,427)		$546,547

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
	(As Restated, Note 27)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,541	$50,116	$38,434
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	59,496	57,045	60,920
Impairment loss on property held for sale	726	—	—
Provision for uncollectible tenant receivables	(153)	2,096	2,233
Provision for uncollectible deferred rent receivables	1,080	(320)	4,683
Distributions on Cumulative Redeemable Preferred units	9,579	13,163	13,500
Minority interests in earnings of Operating Partnership	4,307	7,588	5,558
Minority interests in earnings of Development LLCs	—	—	(2,884)
Depreciation of furniture, fixtures and equipment	901	954	982
Non-cash amortization of restricted stock grants	3,345	3,129	3,424
Amortization of deferred financing costs	1,915	1,977	2,675
Amortization of above/below market rents, net	(34)	—	—
Non-cash charge for original issuance costs of redeemed preferred units	1,200	945	—
Net gain on dispositions of operating properties	(6,148)	(3,642)	(7,466)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(1,898)	(1,521)	(1,279)
(Gain) loss on derivative instruments	(3,099)	(704)	244
Net settlement payments on interest rate swaps	2,893	3,218	6,819
Other	20	(173)	60
Changes in assets and liabilities:
Current receivables	229	(3,941)	(278)
Deferred rent receivables	(11,632)	(7,691)	(9,307)
Deferred leasing costs	(3,236)	(960)	(1,013)
Prepaid expenses and other assets	1,258	(1,832)	(1,786)
Accounts payable, accrued expenses and other liabilities	17,465	3,302	(5,648)
Rents received in advance and tenant security deposits	8,758	1,650	12,538

Net cash provided by operating activities	120,513	124,399	122,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(22,957)	(27,556)	(17,680)
Expenditures for development and redevelopment projects and undeveloped land	(43,501)	(69,062)	(88,901)
Acquisition of operating properties and undeveloped land	(95,497)		(7,569)
Acquisition of minority interest in Development LLC’s			(2,189)
Net proceeds received from dispositions of operating properties	33,439	34,076	46,499
Net cash settlement payments on interest rate swaps	(2,981)	(3,177)	(7,246)
Decrease (increase) in restricted cash	8,226	(1,744)	(1,401)

Net cash used in investing activities	(123,271)	(67,463)	(78,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	115,218	107,340	155,664
Proceeds from issuance of unsecured senior notes	144,000
Net (repayments) borrowing on unsecured line of credit	(68,000)	(20,000)	100,000
Principal payments on secured debt and unsecured term facility	(150,825)	(88,329)	(208,214)
Net proceeds from issuance of preferred stock (Note 13)	83,145	38,437
Redemption of preferred units (Note 13)	(45,000)	(35,000)
Repurchase of common stock (Note 13)	(1,275)	(1,714)	(11,398)
Financing costs	(4,083)	(377)	(7,634)
Proceeds from exercise of stock options	2,052	13,452	4,248
Distributions paid to common stockholders and common unitholders	(64,268)	(63,057)	(61,609)
Distribution paid to preferred stockholders and preferred unitholders	(13,245)	(13,573)	(13,500)
Net distributions to minority interests in Development LLCs			(2,189)

Net cash used in financing activities	(2,281)	(62,821)	(44,632)

Net decrease in cash and cash equivalents	(5,039)	(5,885)	(710)
Cash and cash equivalents, beginning of year	9,892	15,777	16,487

Cash and cash equivalents, end of year	$4,853	$9,892	$15,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $7,111, $9,641 and $10,823 at December 31, 2004, 2003 and 2002, respectively	$28,092	$27,096	$27,082

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,106	$16,020	$15,670

Issuance of common limited partnership units of the Operating Partnership to acquire minority interest in Development LLCs (Note 12)			$38,689

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

Depreciation and amortization of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, ranging from one to 15 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2004, 2003 and 2002, was $51.8 million, $48.9 million, and $42.6 million, respectively.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue recognition.    In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. In addition, the Company records a capital asset when reimbursements are received from tenants for leasehold improvements constructed by the Company, with the offsetting side of this accounting entry recorded to deferred revenue. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative financial instruments—The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates on its variable rate debt could have on its future cash flows. The Company does not enter into derivatives for speculative purposes. The Company employs derivatives that are intended to manage the Company’s exposure to interest rate risk. However, the designation memos for these derivatives do not meet the technical requirements under SFAS 133, and thus the instruments do not qualify for hedge accounting.

The Company recognizes all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheet at fair value. Unrealized gains and losses related to the change in the market value of the derivatives from period to period are recognized in earnings in gains or losses on derivative instruments.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2004, 2003 and 2002, the Company’s ten largest office tenants represented approximately 28.9%, 29.7% and 32.2% of total contractual annual base rental revenues and its ten largest industrial tenants represented approximately 8.0%, 8.1% and 8.9%, respectively, of total contractual annual base rental revenues. Of this amount, the Company’s largest tenant, The Boeing Company, accounted for approximately 6.2%, 7.5% and 9.5% of the Company’s total annual contractual base revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. At both December 31, 2004 and 2003, the Company had approximately $0.6 million in outstanding receivables from this tenant which were primarily reimbursement billings.

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income available for common stockholders, as reported	$29,988	$49,767	$38,434
Add: Stock option expense included in reported net income	27	26	23
Deduct: Total stock option expense determined under fair value recognition method for all awards	(30)	(108)	(160)

Pro forma net income available for common stockholders	$29,985	$49,685	$38,297

Net income per common share:
Basic—as reported	$1.06	$1.81	$1.40

Basic—pro forma	$1.06	$1.80	$1.40

Diluted—as reported	$1.06	$1.79	$1.39

Diluted—pro forma	$1.05	$1.79	$1.38

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Projects Under Construction

During the year ended December 31, 2004, the Company commenced construction on the following two development projects:

Project Name / Submarket/City	Property Type	Estimated Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet
15227 Avenue of Science I-15 Corridor San Diego, CA	Office	Q3 2005	Q3 2006	1	65,900

15253 Avenue of Science I-15 Corridor San Diego, CA	Office	Q3 2005	Q3 2006	1	37,400

Total				2	103,300

(1)	Based on Management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

5.    Current Receivables

Current receivables consisted of the following at December 31:

	2004	2003
	(in thousands)
Tenant rent, reimbursements, and other receivables	$10,762	$11,291
Allowance for uncollectible tenant receivables	(5,919)	(6,372)

Current receivables, net	$4,843	$4,919

6.    Deferred Rent Receivables

Deferred rent receivables consisted of the following at December 31:

	2004	2003
	(in thousands)
Deferred rent	$53,388	$42,471
Allowance for deferred rent	(6,572)	(5,667)

Deferred rent receivables, net	$46,816	$36,804

7.    Deferred Leasing Costs and Other Related Intangibles

Deferred leasing costs and other related intangibles are summarized as follows at December 31:

	2004	2003
	(in thousands)
Deferred leasing costs	$73,001	$61,054
Value of in-place leases	6,775

Subtotal	79,776	61,054
Accumulated amortization	(29,065)	(25,013)

Deferred leasing costs and other related intangibles, net	$50,711	$36,041

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

9.    Deferred Financing Costs

Deferred financing costs are summarized as follows at December 31:

	2004	2003
	(in thousands)
Deferred financing costs	$20,256	$15,750
Fair value of interest rate cap agreements (See Note 11)		4
Accumulated amortization	(14,407)	(12,097)

Deferred financing costs, net	$5,849	$3,657

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s secured debt was collateralized by 64 operating properties at December 31, 2004 with a combined net book value of $620 million and 73 operating properties and one in-process development project at December 31, 2003 with a combined net book value of $687 million.

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

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized for the years ended December 31, 2004, 2003 and 2002 were $7.7 million, $10.7 million and $11.9 million, respectively.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

Scheduled contractual principal payments for the above secured and unsecured debt at December 31, 2004, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2005	$49,233
2006	10,552
2007	199,182
2008	83,110
2009	112,591
Thereafter	346,773

Total	$801,441

11.    Derivative Financial Instruments

The following table sets forth the terms and fair market values of the Company’s derivative financial instruments at December 31:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	2004	2003
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$(49)	$(1,608)
Interest rate swap	50,000	LIBOR	2.57%	November 2005	157	(553)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	166	(251)
Interest rate swap	25,000	LIBOR	2.98%	December 2006	166	(251)

Total included in deferred financing costs (other liabilities)					440	(2,663)

Interest rate cap	50,000	LIBOR	4.25%	January 2005		2
Interest rate cap	50,000	LIBOR	4.25%	January 2005		2

Total included in deferred financing costs						4

Total					$440	$(2,659)

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13.    Stockholders’ Equity

Preferred Stock

In December 2004, the Company completed a public offering for 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”). The Series F Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after December 8, 2009, or earlier under certain circumstances. Dividends on the Series F Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series F Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The Company used the net proceeds from the offering to redeem all outstanding Series D Preferred Units (see Note 12).

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2021 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2004, are summarized as follows:

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

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $27,000, $26,000 and $23,000 of compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively. This compensation expense relates to the Company’s grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Office Properties:
Operating revenues(1)	$183,415	$185,269	$161,682
Property and related expenses	47,136	43,876	44,441

Net operating income, as defined	136,279	141,393	117,241

Industrial Properties:
Operating revenues(1)	35,134	35,740	35,775
Property and related expenses	5,505	4,894	6,072

Net operating income, as defined	29,629	30,846	29,703

Total Reportable Segments:
Operating revenues(1)	218,549	221,009	197,457
Property and related expenses	52,641	48,770	50,513

Net operating income, as defined	165,908	172,239	146,944

Reconciliation to Consolidated Net Income:
Total net operating income, as defined, for reportable segments	165,908	172,239	146,944
Unallocated other income (expense):
Total other income (expense)	727	(2,318)	(6,550)
Other unallocated expenses:
General and administrative expenses	34,021	20,095	12,902
Interest expense	33,994	30,515	30,629
Depreciation and amortization	58,620	55,471	57,750

Income from continuing operations	40,000	63,840	39,113
Net gain on dispositions of operating properties(2)			896
Minority interests attributable to continuing operations	(13,997)	(20,641)	(14,330)
Income from discontinued operations	7,538	6,917	12,755

Net income	33,541	50,116	38,434
Preferred dividends	(3,553)	(349)

Net income available to common stockholders	$29,988	$49,767	$38,434

(1)	All operating revenues are comprised of amounts received from third-party tenants.

(2)	In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property the Company sold in the fourth quarter of 2001. This additional gain had previously been reserved for financial reporting purposes until certain associated litigation was resolved in the second quarter of 2002.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,198,309	$1,069,183
Undeveloped land and construction in progress, net	93,912	129,016
Total assets(1)	1,382,778	1,266,341

Industrial Properties:
Land, buildings and improvements, net	198,353	211,118
Total assets(1)	210,166	220,740

Total Reportable Segments:
Land, buildings and improvements, net	1,396,662	1,280,301
Undeveloped land and construction in progress, net	93,912	129,016
Total assets(1)	1,592,944	1,487,081

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,592,944	1,487,081
Other unallocated assets:
Cash and cash equivalents	4,853	9,892
Restricted cash	332	8,558
Deferred financing costs, net	5,849	3,657
Prepaid expenses and other assets	5,046	7,240

Total consolidated assets	$1,609,024	$1,516,428

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable, and deferred leasing costs and other related intangible assets, all shown on a net basis.

	December 31,
	2004	2003
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment projects and undeveloped land	$35,338	$59,007
Acquisition of operating properties and undeveloped land	94,963	—
Capital expenditures and tenant improvements	37,417	27,834

Industrial Properties:
Capital expenditures and tenant improvements	2,701	913

Total Reportable Segments:
Expenditures for development and redevelopment projects and undeveloped land	35,338	59,007
Acquisition of operating properties and undeveloped land	94,963	—
Capital expenditures and tenant improvements	40,118	28,747

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$26,003	$43,199	$25,679
Preferred dividends	(3,553)	(349)

Income from continuing operations available to common stockholders	22,450	42,850	25,679
Discontinued operations	7,538	6,917	12,755

Net income available for common stockholders—numerator for basic and diluted earnings per share	$29,988	$49,767	$38,434

Denominator:
Basic weighted average shares outstanding	28,244,459	27,526,684	27,449,676
Effect of dilutive securities—stock options and restricted shares	177,568	211,107	272,521

Diluted weighted average shares and common share equivalents outstanding	28,422,027	27,737,791	27,722,197

Basic earnings per share:
Income from continuing operations available to common stockholders	$0.79	$1.56	$0.94
Discontinued operations	0.27	0.25	0.46

Income available to common stockholders	$1.06	$1.81	$1.40

Diluted earnings per share:
Income from continuing operations available to common stockholders	$0.79	$1.54	$0.93
Discontinued operations	0.27	0.25	0.46

Net income available to common stockholders	$1.06	$1.79	$1.39

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:

	Quarter Ended March 31, 2004(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
	(in thousands, except per share amounts)
Revenues from continuing operations	$54,216	$470	$(1,448)	$53,238
Net Operating Income from continuing operations(2)	40,953	470	(1,029)	40,394
Income from continuing operations	6,852	(156)	(605)	6,091
Discontinued operations	(83)	—	605	522
Preferred dividends	(785)	—	—	(785)
Net income available for common stockholders	5,984	(156)	—	5,828
Net income per common share—basic	$0.21	—	—	$0.21
Net income per common share—diluted	$0.21	—	—	$0.21

	Quarter Ended June 30, 2004(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
	(in thousands, except per share amounts)
Revenues from continuing operations	$54,111	$448	$(996)	$53,563
Net Operating Income from continuing operations(2)	40,582	448	(645)	40,385
Income from continuing operations	8,244	2,627	(249)	10,622
Discontinued operations	395	—	249	644
Preferred dividends	(785)	—	—	(785)
Net income available for common stockholders	7,854	2,627	—	10,481
Net income per common share—basic	$0.28	$0.09	—	$0.37
Net income per common share—diluted	$0.28	$0.09	—	$0.37

	Quarter Ended September 30, 2004(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
	(in thousands, except per share amounts)
Revenues from continuing operations	$55,045	$501	$(1,047)	$54,499
Net Operating income from continuing operations(2)	42,192	501	(640)	42,053
Income from continuing operations	5,497	89	(231)	5,355
Discontinued operations	5,645	—	231	5,876
Preferred dividends	(785)	—	—	(785)
Net income available for common stockholders	10,357	89	—	10,446
Net income per common share—basic	$0.37	$—	—	$0.37
Net income per common share—diluted	$0.36	$0.01	—	$0.37

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

(3)	See Note 27 for a description of the restatement adjustments.

(4)	See Note 28 for a description of the reclassifications that resulted from subsequent dispositions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended December 31, 2004(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
	(in thousands, except per share amounts)
Revenues from continuing operations	$58,027	$479	$(1,257)	$57,249
Net Operating Income from continuing operations(2)	43,530	479	(933)	43,076
Income from continuing operations	3,389	1,042	(496)	3,935
Discontinued operations	—	—	496	496
Preferred dividends	(1,198)	—	—	(1,198)
Net income available for common stockholders	2,191	1,042	—	3,233
Net income per common share—basic	$0.08	0.03	—	$0.11
Net income per common share—diluted	$0.08	0.03	—	$0.11

	Quarter Ended March 31, 2003(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
	(in thousands, except per share amounts)
Revenues from continuing operations	$52,656	$352	$(671)	$52,337
Net Operating Income from continuing operations(2)	39,881	352	(255)	39,978
Income from continuing operations	9,923	(687)	(49)	9,187
Discontinued operations	1,006	—	49	1,055
Preferred dividends		—	—
Net income available for common stockholders	10,929	(687)	—	10,242
Net income per common share—basic	$0.40	$(0.02)	—	$0.38
Net income per common share—diluted	$0.40	$(0.02)	—	$0.38

	Quarter Ended June 30, 2003(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
	(in thousands, except per share amounts)
Revenues from continuing operations	$48,408	$356	$(977)	$47,787
Net Operating Income from continuing operations(2)	38,780	355	(534)	38,601
Income from continuing operations	9,314	(1,137)	(280)	7,897
Discontinued operations	4,046	—	280	4,326
Preferred dividends		—	—
Net income available for common stockholders	13,360	(1,137)	—	12,223
Net income per common share—basic	$0.49	$(0.04)	—	$0.45
Net income per common share—diluted	$0.49	$(0.05)	—	$0.44

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

(3)	See Note 27 for a description of the restatement adjustments.

(4)	See Note 28 for a description of the reclassifications that resulted from subsequent dispositions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended September 30, 2003(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
Revenues from continuing operations	$68,784	$386	$(851)	$68,319
Net Operating Income from continuing operations(2)	54,101	385	(620)	53,866
Income from continuing operations	19,522	1,123	(336)	20,309
Discontinued operations	517	—	336	853
Preferred dividends		—	—
Net income available for common stockholders	20,039	1,123	—	21,162
Net income per common share—basic	$0.73	$0.04	—	$0.77
Net income per common share—diluted	$0.72	$0.04	—	$0.76

	Quarter Ended December 31, 2003(1)
	As Previously Reported	Restatement(3)	Reclass: Subsequent Dispositions(4)	As Restated and Reclassified
Revenues from continuing operations	$52,989	$427	$(850)	$52,566
Net Operating Income from continuing operations(2)	39,910	430	(545)	39,795
Income from continuing operations	4,738	1,205	(138)	5,805
Discontinued operations	549	—	138	687
Preferred dividends	(349)	—	—	(349)
Net income available for common stockholders	4,938	1,205	—	6,143
Net income per common share—basic	$0.18	$0.04	—	$0.22
Net income per common share—diluted	$0.18	$0.04	—	$0.22

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

(3)	See Note 27 for a description of the restatement adjustments.

(4)	See Note 28 for a description of the reclassifications that resulted from subsequent dispositions.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Schedule of Rental Property

	December 31, 2004
	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
Kilroy Airport Center, El Segundo El Segundo, California	$			$6,141	$69,195	32,533	$6,141	101,728	107,869	66,634	1983	(C)	699,192
Kilroy Airport Center, Phase I— Long Beach, California						27,152		27,152	27,152	6,409	1997	(A)	225,083
Kilroy Airport Center, Phase II— Long Beach, California					47,387	15,884		63,271	63,271	35,496	1989	(C)	395,478
La Palma Business Center 4175 E. La Palma Avenue Anaheim, California				1,518	2,612	1,229	1,518	3,841	5,359	1,036	1997	(A)	43,263
2829 Townsgate Road Thousand Oaks, California				5,248	8,001	1,813	5,248	9,814	15,062	2,716	1997	(A)	81,158
181/185 S. Douglas Street El Segundo, California				525	4,687	4,084	628	8,668	9,296	5,289	1978	(C)	61,604
SeaTac Office Center Seattle, Washington					25,993	22,892		48,885	48,885	36,923	1977	(C)	532,430
2100 Colorado Avenue Santa Monica, California		84,857	(3)	5,474	26,087	558	5,476	26,643	32,119	5,723	1997	(A)	94,844
5151-5155 Camino Ruiz Camarillo, California				4,501	19,710	2,532	4,501	22,242	26,743	5,070	1997	(A)	265,372
111 Pacifica Irvine, California		(3)		5,165	4,653	1,622	5,166	6,274	11,440	1,821	1997	(A)	67,530
2501 Pullman/1700 Carnegie Santa Ana, California				6,588	9,211	5,319	7,127	13,991	21,118	2,203	1997	(A)	128,266
26541 Agoura Road Calabasas, California				1,979	9,630	3,651	1,979	13,281	15,260	4,431	1997	(A)	90,878
9451 Toledo Way Irvine, California					869	1,201		2,070	2,070	1,163	1997	(A)	27,200
1633 26th Street Santa Monica, California				2,080	6,672	1,440	2,040	8,152	10,192	2,535	1997	(A)	44,915
12400 High Bluff San Diego, California				15,167	40,497	5,485	15,167	45,982	61,149	1,789	2003	(C)	208,464
601 Valencia Avenue Brea, California				3,518	2,900	237	3,519	3,136	6,655	710	1997	(A)	60,891
6215/6220 Greenwich Drive San Diego, California		15,560	(4)	4,796	15,863	8,225	5,148	23,736	28,884	6,077	1997	(A)	212,214
6055 Lusk Avenue San Diego, California		78,168	(5)	3,935	8,008	21	3,942	8,022	11,964	1,643	1997	(A)	93,000
6260 Sequence Drive San Diego, California		(5)		3,206	9,803	23	3,212	9,820	13,032	2,011	1997	(A)	130,000
6290 Sequence Drive San Diego, California		(5)		2,403	7,349	17	2,407	7,362	9,769	1,507	1997	(A)	90,000
8101 Kaiser Blvd Anaheim, California				2,369	6,180	581	2,377	6,753	9,130	1,547	1997	(A)	60,177
3130 Wilshire Blvd. Santa Monica, California				8,921	6,579	5,282	9,188	11,594	20,782	3,760	1997	(A)	88,338
12312 W. Olympic Blvd. Los Angeles, California				3,325	12,202	918	3,399	13,046	16,445	2,697	1997	(A)	78,000
525 N. Brand Blvd. Glendale, California				1,360	8,771	1,884	1,373	10,642	12,015	2,043	1997	(A)	46,043

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Kilroy Airport Long Beach— Phase IV(2) Long Beach, California					2,088		2,088	2,088	1,666
501 Santa Monica Blvd. Santa Monica, California	(3)		4,547	12,044	2,285	4,551	14,325	18,876	3,413	1998	(A)	70,045
6340/6350 Sequence Drive San Diego, California	(3)		7,375	22,126	2,402	7,386	24,517	31,903	5,766	1998	(A)	199,000
15378 Avenue of Science San Diego, California	(5)		3,565	3,796	1,725	3,565	5,521	9,086	1,135	1998	(A)	68,910
Pacific Corporate Center San Diego, California	(3)		14,979	39,634	11,000	14,978	50,635	65,613	11,243	1998	(A)	412,413
9455 Towne Center Drive San Diego, California	(5)			3,936	3,143	3,118	3,961	7,079	955	1998	(A)	45,195
12225/12235 El Camino Real San Diego, California	(5)		3,207	18,176	2,096	3,213	20,266	23,479	3,273	1998	(A)	115,513
12348 High Bluff Drive San Diego, California	(5)		1,629	3,096	2,038	1,629	5,134	6,763	1,993	1999	(C)	38,710
4690 Executive Drive San Diego, California	(5)		1,623	7,926	1,161	1,623	9,087	10,710	1,732	1999	(A)	50,546
9785/9791 Towne Center Drive San Diego, California	(5)		4,536	16,554	46	4,546	16,590	21,136	2,725	1999	(A)	126,000
5005/5010 Wateridge Vista Drive San Diego, California			7,106	15,816	4,974	9,334	18,562	27,896	3,516	1999	(C)	172,778
3579 Valley Center Drive San Diego, California	80,648	(6)	2,167	6,897	2,888	2,858	9,094	11,952	1,528	1999	(C)	52,375
Kilroy Airport Center—Phase III Long Beach, California				49,654	4,694		54,348	54,348	13,682	1999/2000	(C)	328,502
12390 El Camino Real San Diego, California	31,000	(7)	3,453	11,981	1,177	3,453	13,158	16,611	2,650	2000	(C)	72,332
6310 Sequence Drive San Diego, California	(3)		2,941	4,946	(7)	2,941	4,939	7,880	1,066	2000	(C)	62,415
15435/15445 Innovation Drive San Diego, California	10,349	(8)	4,286	12,622	(178)	4,092	12,638	16,730	4,731	2000	(C)	103,000
24025 Park Sorrento Calabasas, California	24,377	(9)	845	15,896	824	845	16,720	17,565	4,018	2000	(C)	102,264
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	8,829	3,977	44,669	48,646	8,468	2000	(C)	151,019
3611 Valley Centre Drive San Diego, California	(6)		4,184	19,352	8,197	5,259	26,474	31,733	3,924	2000	(C)	130,178
3811 Valley Centre Drive San Diego, California	(6)		3,452	16,152	13,572	4,457	28,719	33,176	2,300	2000	(C)	112,067
4955 Directors Place San Diego, California	17,529	(10)	2,521	14,122	3,698	3,179	17,162	20,341	3,182	2000	(C)	76,246
10390 Pacific Center San Diego, California			3,267	5,779	7,493	3,267	13,272	16,539	998	2001	(C)	68,400
5717 Pacific Center San Diego California (11)			2,693	6,280	2,122	2,693	8,402	11,095	372	2001	(C)	67,995
23975 Park Sorrento Calabasas, California	(9)		765	17,720	2,276	765	19,996	20,761	3,620	2001	(C)	100,592
23925 Park Sorrento San Diego, California	(9)		50	2,346	271	50	2,617	2,667	417	2001	(C)	11,789
909 N. Sepulveda Blvd. El Segundo, California (11)			$3,576	$34,042	15,118	$3,577	49,159	52,736	2,015	2001	(A)	241,603

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
15051 Avenue of Science San Diego, California				2,888	5,780	5,506	2,888	11,286	14,174	1,380	2001	(C)	70,617
15073 Avenue of Science San Diego, California				2,070	5,728	1,469	2,070	7,197	9,267	1,467	2001	(C)	46,759
3661 Valley Centre Drive San Diego, California		(6)		4,038	21,144	5,899	4,725	26,356	31,081	3,446	2001	(C)	129,752
10243 Genetic Center Drive San Diego, California		(7)		4,632	19,549	(28)	4,632	19,521	24,153	2,594	2001	(C)	102,875
12100 W. Olympic Blvd. Los Angeles, California				352	45,611	9,413	9,633	45,743	55,376	2,160	2002	(C)	151,000
4939 Directors Place San Diego, California		(10)		2,225	12,698	4,359	2,198	17,084	19,282	1,814	2002	(C)	60,662
12340 El Camino Real San Diego, California				4,201	13,896	6,608	4,201	20,504	24,705	1,313	2002	(C)	88,181
3721 Valley Centre Drive, San Diego, California		33,917	(12)	4,297	18,967	5,415	4,254	24,425	28,679	1,295	2002	(C)	114,780
999 N. Sepulveda Blvd. El Segundo, California				1,407	34,326	4,487	1,407	38,813	40,220	1,575	2002	(C)	133,339
13500/13520 Evening Creek Drive North San Diego, California				15,161	71,806	—	15,161	71,806	86,967	—	2004	(A)	281,830

TOTAL OFFICE PROPERTIES		$376,405		$216,586	$998,745	291,643	$236,081	1,270,893	1,506,974	308,665			7,984,022

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$			$132	$867	2,698	$132	3,565	3,697	3,541	1954	(C)	192,053
3340 E. La Palma Avenue Anaheim, California				67	1,521	4,941	67	6,462	6,529	4,723	1966	(C)	153,320
2260 E. El Segundo Blvd. El Segundo, California				1,423	4,194	2,353	1,703	6,267	7,970	4,195	1979	(C)	113,820
2265 E. El Segundo Blvd. El Segundo, California				1,352	2,028	761	1,571	2,570	4,141	1,966	1978	(C)	76,570
1000 E. Ball Road Anaheim, California				838	1,984	921	838	2,905	3,743	2,610	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California				395	1,489	2,058	395	3,547	3,942	2,983	1982	(C)	57,730
12681/12691 Pala Drive Garden Grove, California				471	2,115	2,691	471	4,806	5,277	4,432	1980	(A)	84,700
2270 E. El Segundo Blvd. El Segundo, California				361	100	156	419	198	617	136	1977	(C)	6,362
5115 N. 27th Avenue Phoenix, Arizona				125	1,206	843	125	2,049	2,174	1,403	1962	(C)	130,877
4155 E. La Palma Avenue Anaheim, California				1,148	2,681	397	1,148	3,078	4,226	821	1997	(A)	74,618
4125 E. La Palma Avenue Anaheim, California				1,690	2,604	1,060	1,690	3,664	5,354	754	1997	(A)	70,863
Brea Industrial Complex Brea, California		29,000	(14)	1,263	13,927	350	1,263	14,277	15,540	3,228	1997	(A)	276,278
Garden Grove Industrial Complex Garden Grove, California				$1,868	$11,894	502	$1,868	12,396	14,264	2,923	1997	(A)	275,971
17150 Von Karman Irvine, California		(14)		4,848	7,342	72	4,848	7,414	12,262	1,658	1997	(A)	157,458
7421 Orangewood Avenue Garden Grove, California				612	3,967	1,726	612	5,693	6,305	1,095	1997	(A)	82,602

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
5325 East Hunter Avenue Anaheim, California	82,073	(13)	1,728	3,555	1,064	1,728	4,619	6,347	806	1997	(A)	110,487
9401 Toledo Way Irvine, California			8,572	7,818	(2,331)	5,665	8,394	14,059	1,793	1997	(A)	244,800
12400 Industry Street Garden Grove, California			943	2,110	35	943	2,145	3,088	487	1997	(A)	64,200
2055 S.E. Main Street Irvine, California			772	2,343	148	772	2,491	3,263	568	1997	(A)	47,583
14831 Franklin Avenue Tustin, California			1,112	1,065	271	1,113	1,335	2,448	441	1997	(A)	36,256
1675 MacArthur Costa Mesa, California	(13)		2,076	2,114	153	2,076	2,267	4,343	486	1997	(A)	50,842
3130/3150 Miraloma Anaheim, California	(13)		3,335	3,727	19	3,335	3,746	7,081	813	1997	(A)	144,000
3125 E. Coronado Street Anaheim, California	(13)		3,669	4,341	245	3,669	4,586	8,255	942	1997	(A)	144,000
1951 E. Carnegie Santa Ana, California			1,830	3,630	1,381	1,844	4,997	6,841	1,256	1997	(A)	100,000
5115 E. La Palma Avenue Anaheim, California	(13)		2,462	6,675	4,502	2,464	11,175	13,639	2,538	1997	(A)	286,139
3735 Imperial Highway Stockton, California	2,963	(15)	764	10,747	18	764	10,765	11,529	2,204	1997	(A)	164,540
1250 N. Tustin Avenue Anaheim, California	(14)		2,098	4,158	300	2,098	4,458	6,556	864	1998	(A)	84,185
2911 Dow Avenue Tustin, California			1,124	2,408	519	1,124	2,927	4,051	528	1998	(A)	51,410
25202 Towne Center Drive Foothill Ranch, California	(13)		3,334	8,243	4,701	4,949	11,329	16,278	3,752	1998	(C)	303,533
3250 E. Carpenter Avenue Anaheim, California					2,295		2,295	2,295	607	1998	(C)	41,225
925 / 1075 Lambert Road Brea, California	(13)		3,326	7,020	1,899	3,326	8,919	12,245	2,581	2000	(C)	178,811
Anaheim Technology Center Anaheim, California	(13)		10,648	20,221	4,709	10,649	24,929	35,578	6,433	2000	(C)	593,992
2525 Pullman Santa Ana, California			4,283	3,276	848	4,283	4,124	8,407	424	2002	(A)	103,380

TOTAL INDUSTRIAL PROPERTIES	$114,036		$68,669	$151,370	42,305	$67,952	194,392	262,344	63,991			4,602,605

TOTAL ALL PROPERTIES	$490,441		$285,255	$1,150,115	$333,948	$304,033	$1,465,285	$1,769,318	$372,656			12,586,627

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

(3)	These properties secure a $84.9 million mortgage note.

(4)	These properties secure a $15.6 million mortgage note.

(5)	These properties secure a $78.2 million mortgage note.

(6)	These properties secure a $80.6 million mortgage note.

(7)	These properties secure a $31.0 million mortgage note.

(8)	These properties secure a $10.3 million mortgage note.

(9)	These properties secure a $24.4 million mortgage note.

(10)	These properties secure a $17.5 million mortgage note.

(11)	These properties are not included in the Company’s stabilized portfolio at December 31, 2004. Both properties were in the lease-up phase as of December 31, 2004 and included in land and improvements and buildings and improvements in the consolidated balance sheet (see Note 2).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	This property secures a $33.9 million mortgage note.

(13)	These properties secure a $82.1 million mortgage note.

(14)	These properties secure a $29.0 million mortgage note.

(15)	This property secures a $3.0 million mortgage note.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.7 billion as of December 31, 2004.

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2002 to December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Land, building and improvements, beginning of year	$1,606,780	$1,585,302	$1,415,607
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	162,538	21,478	169,695

Land, building and improvements, end of year	1,769,318	1,606,780	1,585,302

Undeveloped land and construction in progress, net, beginning of year	129,016	106,365	188,573
Change in undeveloped land and construction in progress, net	(35,104)	22,651	(82,208)

Undeveloped land and construction in progress, net, end of year	93,912	129,016	106,365

Total investment in real estate, net, end of year	$1,863,230	$1,735,796	$1,691,667

The following table reconciles the accumulated depreciation from January 1, 2002 to December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Beginning of year	$326,479	$282,240	$244,228
Net additions during the period	51,765	48,909	42,641
Dispositions of operating properties	(5,588)	(4,670)	(4,629)

End of year	$372,656	$326,479	$282,240

27.    Restatements

Derivative Instruments

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company determined that its hedge designation memos for six interest rate swap and two interest rate cap agreements entered into by the Company in 2000 and 2002 do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Prior to entering into each of these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company has restated its consolidated financial statements to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

Leasehold Improvements Paid by Tenants

The Company restated its consolidated financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company and reimbursed by tenants with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases.

Income from Continuing Operations Per Common Share

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management determined that it incorrectly computed income from continuing operations per common share by not reflecting the impact of preferred stock dividends paid and accrued in respect of the Company’s preferred stock in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” As a result, “Income from continuing operations per common share—basic and diluted” have been restated from the amounts previously reported.

Cash Flow Classifications

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also determined that certain immaterial costs that were previously capitalized and depreciated in subsequent periods should have been expensed. The restated financial statements include an adjustment for these amounts. The following tables summarize the effects of the above mentioned changes on the Company’s consolidated financial statements:

Consolidated Balance Sheets

	December 31, 2004			December 31, 2003
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(in thousands)			(in thousands)
ASSETS
Buildings and improvements, net	$1,445,918	$19,367	$1,465,285	$1,305,145	$11,905	$1,317,050
Undeveloped land and construction in progress	96,545	(2,633)	93,912	131,411	(2,395)	129,016
Accumulated depreciation and amortization	(365,831)	(6,825)	(372,656)	(321,372)	(5,107)	(326,479)
Deferred leasing costs and other related intangibles, net	51,251	(540)	50,711	36,651	(610)	36,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Rents received in advance, tenant security deposits and deferred revenue	21,605	16,374	37,979	20,904	10,215	31,119
Minority Interests: Common unitholders of the Operating partnership	60,351	(860)	59,491	66,502	(827)	65,675
Additional paid-in capital	515,285	233	515,518	508,568	(318)	508,250
Distributions in excess of earnings	(83,394)	(6,033)	(89,427)	(53,449)	(9,635)	(63,084)
Accumulated net other comprehensive income (loss)	$345	$(345)	—	$(4,358)	$4,358	—

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations

	Year Ended December 31, 2004
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated and Reclassified
	(in thousands, except per share amounts)
REVENUES:
Rental income	$197,981	$1,898	$(3,688)	$196,191
EXPENSES:
Interest expense	37,647	(3,653)	—	33,994
Depreciation and amortization	58,422	1,637	(1,439)	58,620
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(2,893)		(2,893)
Gain on derivative instruments	—	3,099		3,099
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	37,688	4,120	(1,808)	40,000
MINORITY INTERESTS:
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	(2,927)	(518)	227	(3,218)
INCOME FROM CONTINUING OPERATIONS	23,982	3,602	(1,581)	26,003
NET INCOME	29,939	3,602	—	33,541
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	26,386	3,602	—	29,988
Income from continuing operations per common share—basic	$0.85	$(0.01)	$(0.05)	$0.79
Income from continuing operations per common share—diluted	$0.84	$0.01	$(0.06)	$0.79
Net income per common share—basic	$0.93	$0.13	$—	$1.06
Net income per common share—diluted	$0.93	$0.13	$—	$1.06

(1)	Includes the discontinued operations that have resulted from the disposition of the five operating properties that were sold subsequent to December 31, 2004. The table above does not reflect all line items from the Consolidated Statement of Operations that were impacted by the reclassification of subsequent dispositions.

	Year Ended December 31, 2003
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated and Reclassified
	(in thousands, except per share amounts)
REVENUES:
Rental income	$178,842	$1,521	$(3,017)	$177,346
EXPENSES:
Interest expense	33,385	(2,870)	—	30,515
Depreciation and amortization	55,206	1,297	(1,032)	55,471
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(3,218)	—	(3,218)
Gain on derivative instruments	—	704	—	704
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	64,180	580	(920)	63,840
MINORITY INTERESTS:
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	(6,579)	(76)	122	(6,533)
INCOME FROM CONTINUING OPERATIONS	43,493	504	(798)	43,199
NET INCOME	49,612	504	—	50,116
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	49,263	504	—	49,767
Income from continuing operations per common share—basic	$1.58	$0.01	$(0.03)	$1.56
Income from continuing operations per common share—diluted	$1.57	$—	$(0.03)	$1.54
Net income per common share—basic	$1.79	$0.02	$—	$1.81
Net income per common share—diluted	$1.78	$0.01	$—	$1.79

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes the discontinued operations that have resulted from the disposition of the five operating properties that were sold subsequent to December 31, 2004. The table above does not reflect all line items from the Consolidated Statement of Operations that were impacted by the reclassification of subsequent dispositions.

	Year Ended December 31, 2002
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated and Reclassified
	(in thousands, except per share amounts)
REVENUES:
Rental income	$175,599	$1,279	$(2,947)	$173,931
EXPENSES:
Interest expense	35,380	(4,751)	—	30,629
Depreciation and amortization	57,860	1,116	(1,226)	57,750
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(6,819)	—	(6,819)
Loss on derivative instruments	—	(244)	—	(244)
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	42,887	(2,149)	(729)	40,009
MINORITY INTERESTS:
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	(4,077)	271	92	(3,714)
INCOME FROM CONTINUING OPERATIONS	28,194	(1,878)	(637)	25,679
NET INCOME	40,312	(1,878)	—	38,434
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	40,312	(1,878)	—	38,434
Income from continuing operations per common share—basic	$1.03	$(0.06)	$(0.03)	$0.94
Income from continuing operations per common share—diluted	$1.02	$(0.06)	$(0.03)	$0.93
Net income per common share—basic	$1.47	$(0.07)	$—	$1.40
Net income per common share—diluted	$1.45	$(0.06)	$—	$1.39

(1)	Includes the discontinued operations that have resulted from the disposition of the five operating properties that were sold subsequent to December 31, 2004. The table above does not reflect all line items from the Consolidated Statement of Operations that were impacted by the reclassification of subsequent dispositions.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
		(in thousands)			(in thousands)			(in thousands)
Net cash provided by operating activities	$108,044	$12,469	$120,513	$95,946	$28,453	$124,399	$100,262	$22,147	$122,409
Net cash used in investing activities	$(129,186)	$5,915	$(123,271)	$(50,839)	$(16,665)	$(67,504)	$(68,439)	$(10,048)	$(78,487)
Net cash provided by (used in) financing activities	$16,103	$(18,384)	$(2,281)	$(50,992)	$(11,829)	$(62,821)	$(32,533)	$(12,099)	$(44,632)

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has updated its historical consolidated financial statements in this Form 10-K/A for discontinued operations that have resulted from the disposition of five operating properties during the nine months ended September 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The net income for these properties has been reclassified to discontinued operations for the years ended December 31, 2004, 2003 and 2002 to conform to the presentation in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

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