Form 10-Q/A
period 2005-03-31
KILROY REALTY CORP
filed 2005-11-08
CIK 1025996

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) of Kilroy Realty Corporation (the “Company”) for the quarterly period ended March 31, 2005 (the “Original Filing”) is being filed to restate the Company’s consolidated financial statements to mark six interest rate swap and two interest rate cap agreements the Company entered into in 2000 and 2002 to market and to recognize the impact of this mark to market adjustment in the income statement for each period, rather than through other comprehensive income. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is required to restate prior period financial statements to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

In addition, based on a recent review of the Company’s accounting treatment for tenant improvements reimbursed by the tenant, the Company is also restating its financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. In connection with the restatement, certain other immaterial adjustments have also been recorded.

The Company previously filed Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) for the quarterly period ended March 31, 2005 to restate the Company’s income from continuing operations per common share included within its consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the notes related thereto, to correctly reflect the impact of preferred stock dividends in the calculation of income from continuing operations per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” so that income from continuing operations per share is presented net of preferred dividends paid and accrued. Amendment No. 1 was also filed to restate the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 to correct the classification of two items in the consolidated statements of cash flows.

For a more detailed description of the restatements, see Note 13 to the accompanying consolidated financial statements contained in this Amendment No. 2. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amendment No. 2 under Part I, Item 4—Controls and Procedures.

The Company is concurrently filing amendments to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 also to restate the Company’s consolidated financial statements to mark the interest rate swap and interest rate cap agreements the Company entered into in 2000 and 2002 to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period, rather through other comprehensive income, as well as to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. The decision to further restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 and October 31, 2005.

To reflect the restatements of the consolidated financial statements and an update for discontinued operations, the Company is also re-issuing Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk that accompanied the financial statements in the Original Filing, as amended by Amendment No. 1.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing, as amended by Amendment No. 1, or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events except in connection with the foregoing.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2005	December 31, 2004
	(As Restated, See Note 13)
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$295,409	$304,033
Buildings and improvements, net	1,447,696	1,465,285
Undeveloped land and construction in progress	100,731	93,912

Total real estate held for investment	1,843,836	1,863,230
Accumulated depreciation and amortization	(380,832)	(372,656)

Total real estate assets, net	1,463,004	1,490,574
CASH AND CASH EQUIVALENTS	11,040	4,853
RESTRICTED CASH	2	332
CURRENT RECEIVABLES, NET	3,177	4,843
DEFERRED RENT RECEIVABLES, NET	49,015	46,816
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	49,067	50,711
DEFERRED FINANCING COSTS, NET (Note 5)	6,102	5,849
PREPAID EXPENSES AND OTHER ASSETS	8,332	5,046

TOTAL ASSETS	$1,589,739	$1,609,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$486,563	$490,441
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 4)	153,000	167,000
Accounts payable, accrued expenses and other liabilities (Note 7)	71,874	73,005
Accrued distributions (Note 12)	17,844	16,923
Rents received in advance, tenant security deposits and deferred revenue	37,507	37,979

Total liabilities	910,788	929,348

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS (Note 6):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	55,243	59,491

Total minority interests	128,881	133,129

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,894,505 and 28,548,597 shares issued and outstanding, respectively	290	286
Additional paid-in capital	522,494	515,518
Deferred compensation	(3,558)	(1,412)
Distributions in excess of earnings	(90,738)	(89,427)

Total stockholders’ equity	550,070	546,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,589,739	$1,609,024

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
	(As Restated, see Note 13)
REVENUES (Note 9):
Rental income	$53,810	$47,379
Tenant reimbursements	5,751	5,323
Other property income	220	536

Total revenues	59,781	53,238

EXPENSES (Note 9):
Property expenses	9,402	8,427
Real estate taxes	4,397	3,863
Provision for bad debts	1,133	224
Ground leases	405	330
General and administrative expenses (Note 7)	6,024	7,693
Interest expense	9,460	8,177
Depreciation and amortization	16,668	14,058

Total expenses	47,489	42,772

OTHER INCOME AND EXPENSE
Interest and other income	57	307
Net settlement payments on interest rate swaps	(102)	(846)
Gain (loss) on derivative instruments	644	(534)

Total other income (expense)	599	(1,073)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,891	9,393

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 6)	(1,397)	(2,521)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(1,083)	(781)

Total minority interests	(2,480)	(3,302)

INCOME FROM CONTINUING OPERATIONS	10,411	6,091

DISCONTINUED OPERATIONS (Note 10)
Revenues from discontinued operations	1,077	2,655
Expenses from discontinued operations	(713)	(1,330)
Net gain on disposition of discontinued operations	5,779
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations.	(727)	(77)

Total income from discontinued operations	5,416	522

NET INCOME	15,827	6,613
PREFERRED DIVIDENDS	(2,402)	(785)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$13,425	$5,828

Income from continuing operations per common share—basic (Note 11)	$0.28	$0.19

Income from continuing operations per common share—diluted (Note 11)	$0.28	$0.19

Net income per common share—basic (Note 11)	$0.47	$0.21

Net income per common share—diluted (Note 11)	$0.47	$0.21

Weighted average shares outstanding—basic (Note 11)	28,554,806	28,116,679

Weighted average shares outstanding—diluted (Note 11)	28,719,711	28,303,236

Dividends declared per common share	$0.510	$0.495

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited in thousands, except share and per share data)

	Preferred Stock	Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock	Additional Paid-in Capital
Balance at December 31, 2004	$121,582	$28,548,597	$286	$515,518	$(1,412)	$(89,427)	$546,547
Net income (As Restated, see Note 13)						15,827	15,827
Issuance of restricted stock (Note 7)		101,112	1	4,180	(2,745)		1,436
Exercise of stock options		16,666		375			375
Non-cash amortization of restricted stock					599		599
Repurchase of common stock (Note 7)		(41,119)		(1,745)			(1,745)
Redemption of common limited partnership units of the Operating Partnership (Note 6)		269,249	3	7,244			7,247
Stock option expense (Note 1)				4			4
Adjustment for minority interest (Note 1) (As Restated, see Note 13)				(3,082)			(3,082)
Preferred dividends						(2,402)	(2,402)
Common dividends declared ($0.510 per share)						(14,736)	(14,736)

BALANCE AT MARCH 31, 2005 (As Restated, see Note 13)	$121,582	28,894,505	$290	$522,494	$(3,558)	$(90,738)	$550,070

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
	(As Restated, See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,827	$6,613
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	16,794	14,393
Net gain on disposition of operating properties	(5,779)
Impairment loss on property held for sale		726
Distributions on Cumulative Redeemable Preferred units	1,397	2,521
Minority interest in earnings of Operating Partnership	1,810	858
Non-cash amortization of restricted stock grants	877	899
Non-cash amortization of deferred financing costs	335	469
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(542)	(470)
(Gain) loss on derivative instruments	(644)	534
Net settlement payments on interest rate swaps	102	846
Amortization of above/below market rents, net	(303)	(6)
Increase (decrease) in provision for uncollectible tenant receivables	722	(23)
Increase in provision for uncollectible deferred rent receivables	408	284
Depreciation of furniture, fixtures and equipment	220	226
Other	11	25
Changes in assets and liabilities:
Current receivables	945	(1,046)
Deferred rent receivables	(4,175)	(2,768)
Deferred leasing costs	(415)	(251)
Prepaid expenses and other assets	(3,713)	(402)
Accounts payable, accrued expenses and other liabilities	(278)	3,015
Rents received in advance, tenant security deposits and deferred revenue	308	(1,447)

Net cash provided by operating activities	23,907	24,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(5,525)	(5,082)
Expenditures for development and redevelopment projects and undeveloped land	(11,442)	(7,224)
Net proceeds received from dispositions of operating properties	37,859
Decrease (increase) in restricted cash	330	(1,227)
Net cash settlement payments on interest rate swaps	(170)	(840)

Net cash provided by (used in) investing activities	21,052	(14,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt		115,218
Net repayments on unsecured line of credit	(14,000)	(85,000)
Principal payments on secured debt	(3,878)	(23,972)
Distributions paid to common stockholders and common unitholders	(16,106)	(16,020)
Repurchase of common stock (Note 7)	(1,745)	(1,270)
Financing costs	(11)	(247)
Proceeds from exercise of stock options	375	793
Distributions paid to preferred stockholders and preferred unitholders	(3,407)	(3,287)

Net cash used in financing activities	(38,772)	(13,785)

Net increase (decrease) in cash and cash equivalents	6,187	(3,162)
Cash and cash equivalents, beginning of period	4,853	9,892

Cash and cash equivalents, end of period	$11,040	$6,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,932 and $1,663 at March 31, 2005 and 2004, respectively	$11,053	$7,481

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,633	$16,075

Receipt of stock in connection with a lease termination fee		$494

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

	Three Months Ended March 31,
	2005	2004
	(in 000s, except per share amounts)
Net income available for common stockholders, as reported	$13,425	$5,828
Add: Stock option expense included in reported net income	4	7
Deduct: Total stock option expense determined under fair value recognition method for all awards	(4)	(10)

Pro forma net income available for common stockholders	$13,425	$5,825

Net income per common share:
Basic—as reported	$0.47	$0.21

Basic—pro forma	$0.47	$0.21

Diluted—as reported	$0.47	$0.21

Diluted—pro forma	$0.47	$0.21

2.	Dispositions

Dispositions

During the three months ended March 31, 2005, the Company sold the following properties:

Address / City	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2501 Pullman/1700 Carnegie Santa Ana, CA	Office	March	2	128,266
525 North Brand Glendale, CA	Office	March	1	46,043
5115 North 27th Avenue Phoenix, AZ	Industrial	March	1	130,877

Total			4	305,186

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

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized was $2.0 million for the three months ended March 31, 2005 and $1.8 million for the three months ended March 31, 2004.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$50,693	$44,528
Property and related expenses	14,003	11,626

Net Operating Income, as defined	36,690	32,902

Industrial Properties:
Operating revenues(1)	9,088	8,710
Property and related expenses	1,334	1,218

Net Operating Income, as defined	7,754	7,492

Total Reportable Segments:
Operating revenues(1)	59,781	53,238
Property and related expenses	15,337	12,844

Net Operating Income, as defined	44,444	40,394

Reconciliation to Consolidated Net Income:
Total Net Operating Income, as defined, for reportable segments	44,444	40,394
Unallocated other income (expense):
Total other income (expense)	599	(1,073)
Other unallocated expenses:
General and administrative expenses	6,024	7,693
Interest expense	9,460	8,177
Depreciation and amortization	16,668	14,058

Income from continuing operations before minority interests	12,891	9,393
Minority interests attributable to continuing operations	(2,480)	(3,302)
Income from discontinued operations	5,416	522

Net income	15,827	6,613
Preferred dividends	(2,402)	(785)

Net income available for common stockholders	$13,425	$5,828

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income and the net gain or loss on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2005 and 2004, discontinued operations included the net income and the net gain on sale of three office buildings and one industrial building sold during the three months ended March 31, 2005 (see Note 2) and the one industrial property that was sold during the three months ended September 30, 2005 (see Note 14). For the three months ended March 31, 2004, discontinued operations also included the net income, the impairment loss and net gain or loss on sale of one office property and one industrial property sold in 2004. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31:

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$10,411	$6,091
Preferred dividends	(2,402)	(785)

Income from continuing operations available to common stockholders	8,009	5,306
Discontinued operations	5,416	522

Net income available for common stockholders—numerator for basic and diluted earnings per share	$13,425	$5,828

Denominator:
Basic weighted-average shares outstanding	28,554,806	28,116,679
Effect of dilutive securities-stock options and restricted stock	164,905	186,557

Diluted weighted-average shares and common share equivalents outstanding	28,719,711	28,303,236

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.28	$0.19
Discontinued operations	0.19	0.02

Net income available for common stockholders	$0.47	$0.21

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.28	$0.19
Discontinued operations	0.19	0.02

Net income available for common stockholders	$0.47	$0.21

At March 31, 2005, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

12.	Subsequent Events

On April 15, 2005, aggregate distributions of approximately $16.6 million were paid to common stockholders and common unitholders of record on March 31, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Restatements

Derivative Instruments

Subsequent to the issuance of the Company’s interim consolidated financial statements for the three months ended March 31, 2005, the Company determined that its hedge designation memos for six interest rate swap and two interest rate cap agreements entered into by the Company in 2000 and 2002 do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Prior to entering into each of these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company has restated its consolidated financial statements to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also determined that certain immaterial costs that were previously capitalized and depreciated in subsequent periods should have been expensed. The restated financial statements include an adjustment for these amounts. The following tables summarize the effects of the above mentioned changes on the Company’s consolidated financial statements:

Consolidated Balance Sheet

	March 31, 2005
	As Previously Reported	Restatement	As Restated
	(in thousands)
ASSETS
Buildings and improvements, net	$1,428,069	$19,627	$1,447,696
Undeveloped land and construction in progress	103,388	(2,657)	100,731
Accumulated depreciation and amortization	(373,514)	(7,318)	(380,832)
Deferred leasing costs and other related intangibles, net	49,586	(519)	49,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Rents received in advance, tenant security deposits and deferred revenue	21,404	16,103	37,507
Minority Interests: Common unitholders of the Operating partnership	56,039	(796)	55,243
Additional paid-in capital	522,233	261	522,494
Distributions in excess of earnings	(85,387)	(5,351)	(90,738)
Accumulated net other comprehensive income	1,084	(1,084)	—

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations

	Three Months Ended March 31, 2005
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated and Reclassified
	(in thousands, except per share amounts)
REVENUES:
Rental income	$53,268	$542	$—	$53,810
EXPENSES:
Interest expense	9,622	(162)	—	9,460
Depreciation and amortization	16,237	472	(41)	16,668
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(102)	—	(102)
Gain (loss) on derivative instruments	—	644	—	644
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,003	774	114	12,891
MINORITY INTERESTS:
Minority interest in earnings of Operating Partnership attributable to continuing operations	(977)	(92)	(14)	(1,083)
INCOME FROM CONTINUING OPERATIONS	9,629	682	100	10,411
NET INCOME	15,145	682	—	15,827
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	12,743	682	—	13,425
Income from continuing operations per common share—basic	$0.34	$(0.05)	$(0.01)	$0.28
Income from continuing operations per common share—diluted	$0.33	$(0.05)	$—	$0.28
Net income per common share—basic	$0.45	$0.02	$—	$0.47
Net income per common share—diluted	$0.44	$0.03	$—	$0.47

(1)	Includes the discontinued operations that have resulted from the disposition of the one operating property that was sold subsequent to March 31, 2005. The table above does not reflect all line items from the consolidated statements of operations that were impacted by the reclassification of subsequent dispositions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2004
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated and Reclassified
	(in thousands, except per share amounts)
REVENUES:
Rental income	$46,909	$470	$—	$47,379
EXPENSES:
Interest expense	9,210	(1,033)	—	8,177
Depreciation and amortization	13,691	407	(40)	14,058
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(846)	—	(846)
Loss on derivative instruments	—	(534)	—	(534)
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	10,017	(284)	(340)	9,393
MINORITY INTERESTS:
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	(953)	128	44	(781)
INCOME FROM CONTINUING OPERATIONS	6,543	(156)	(296)	6,091
NET INCOME	6,769	(156)	—	6,613
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	5,984	(156)	—	5,828
Income from continuing operations per common share—basic	$0.23	$(0.03)	$(0.01)	$0.19
Income from continuing operations per common share—diluted	$0.23	$(0.03)	$(0.01)	$0.19
Net income per common share—basic	$0.21	$—	$—	$0.21
Net income per common share—diluted	$0.21	$—	$—	$0.21

(1)	Includes the discontinued operations that have resulted from the disposition of the one operating property that was sold subsequent to March 31, 2005. The table above does not reflect all line items from the consolidated statements of operations that were impacted by the reclassification of subsequent dispositions.

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(in thousands)			(in thousands)
Net cash provided by operating activities	$22,261	$1,646	$23,907	$18,792	$6,204	$24,996
Net cash provided by (used in) investing activities	20,971	81	21,052	(9,497)	(4,876)	(14,373)
Net cash used in financing activities	(37,045)	(1,727)	(38,772)	(12,457)	(1,328)	(13,785)

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Subsequent Disposition

Subsequent to the three months ended March 31, 2005, the Company sold the following property in July 2005:

Location	Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2260 E. El Segundo Boulevard, El Segundo, CA	Office	July	1	113,820

The Company has updated its historical consolidated financial statements in this Form 10-Q/A for discontinued operations that have resulted from the sale of this property as of September 30, 2005 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The net income for this property has been reclassified to discontinued operations for the three months ended March 31, 2005 and 2004.

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

Impact of Restatements and Reclassifications

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements of the consolidated financial statements and reclassifications for discontinued operations. For a more detailed description of the restatements and reclassifications, see Note 13 to the accompanying consolidated financial statements included in this Form 10-Q/A.

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

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at March 31, 2004	81	7,183,563	50	4,878,603	131	12,062,166
Acquisitions	2	281,830			2	281,830
Properties added from the Development Portfolio	1	208,464			1	208,464
Properties added from the Redevelopment Portfolio	1	67,995			1	67,995
Dispositions(1)(2)	(3)	(174,309)	(2)	(407,914)	(5)	(582,223)
Remeasurement		(155)		1,039		884

Total at March 31, 2005(3)	82	7,567,388	48	4,471,728	130	12,039,116

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.
(2)	Dispositions do not include the one office property that was classified as held for sale as of March 31, 2004. This property was sold in May 2004, but was removed from the stabilized portfolio upon being classified as held for sale as of March 31, 2004.
(3)	Includes one industrial building classified as held for sale as of June 30, 2005 and subsequently sold in July 2005, which encompassed approximately 113,800 rentable square feet.

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

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$36,690	$32,902	$3,788	11.5%
Industrial Properties	7,754	7,492	262	3.5

Total portfolio	44,444	40,394	4,050	10.0

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	44,444	40,394	4,050	10.0
Other expenses:
General and administrative expenses	6,024	7,693	(1,669)	(21.7)
Interest expense	9,460	8,177	1,283	15.7
Depreciation and amortization	16,668	14,058	2,610	18.6
Total other income (expense)	599	(1,073)	1,672	(155.8)

Income from continuing operations before minority interest	12,891	9,393	3,498	37.2
Minority interests attributable to continuing operations	(2,480)	(3,302)	822	(24.9)
Income from discontinued operations	5,416	522	4,894	937.5

Net income	15,827	6,613	9,214	139.3
Preferred dividends	(2,402)	(785)	(1,617)	206.0

Net income available to common stockholders	$13,425	$5,828	$7,597	130.4%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($’s in thousands)
Operating revenues:
Rental income	$45,825	$39,566	$6,259	15.8%	$39,551	$36,957	$2,594	7.0%
Tenant reimbursements	4,721	4,432	289	6.5	4,426	4,427	(1)	(0.0)
Other property income	147	530	(383)	(72.3)	145	514	(369)	(71.8)

Total	50,693	44,528	6,165	13.8	44,122	41,898	2,224	5.3

Property and related expenses:
Property expenses	8,823	7,876	947	12.0	7,972	7,485	487	6.5
Real estate taxes	3,701	3,176	525	16.5	3,162	2,985	177	5.9
Provision for bad debts	1,074	244	830	340.2	896	190	706	371.6
Ground leases	405	330	75	22.7	405	330	75	22.7

Total	14,003	11,626	2,377	20.4	12,435	10,990	1,445	13.1

Net Operating Income, as defined	$36,690	$32,902	$3,788	11.5%	$31,687	$30,908	$779	2.5%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties increased $6.2 million, or 13.8%, to $50.7 million for the three months ended March 31, 2005 compared to $44.5 million for the three months ended March 31, 2004. Rental income from Office Properties increased $6.3 million, or 15.8%, to $45.8 million for the three months ended March 31, 2005 compared to $39.5 million for the three months ended March 31, 2004. Rental income generated by the Core Office Portfolio increased $2.6 million, or 7.0%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 5.6% to 94.6% for the three months ended March 31, 2005 compared to 89.0% for the same period in 2004. The remaining $3.7 million increase in rental income was attributable to a $2.3 million increase in rental income generated by the two office buildings acquired by the Company in the fourth quarter of 2004 (the “Office Acquisition Properties”), a $1.0 million increase in rental income generated by the office redevelopment properties that were completed during 2004 (the “Office Redevelopment Properties”) and a $0.4 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (the “Office Development Property”).

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

Net Operating Income, as defined, from Office Properties increased $3.8 million, or 11.5%, to $36.7 million for the three months ended March 31, 2005 compared to $32.9 million for the three months ended March 31, 2004. Of this increase, $0.8 million was generated by the Core Office Portfolio due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $3.0 million, $1.6 million was generated by the Office Acquisition Properties, $1.0 million was generated by the Office Redevelopment Properties and $0.4 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$7,985	$7,813	$172	2.2%
Tenant reimbursements	1,030	891	139	15.6
Other property income	73	6	67	1116.7

Total	9,088	8,710	378	4.3

Property and related expenses:
Property expenses	579	551	28	5.1
Real estate taxes	696	687	9	1.3
Provision for bad debts	59	(20)	79	(395.0)

Total	1,334	1,218	116	9.5

Net Operating Income, as defined	$7,754	$7,492	$262	3.5%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at March 31, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

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

Net Operating Income, as defined, from Industrial Properties increased $0.3 million, or 3.5% to $7.8 million for the three months ended March 31, 2005 compared to $7.5 million for the three months ended March 31, 2004.

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

Net interest expense increased $1.3 million, or 15.7%, to $9.5 million for the three months ended March 31, 2005 compared to $8.2 million for the three months ended March 31, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $1.5 million, or 15.1%, to $11.5 million for the three months ended March 31, 2005 compared to $10.0 million for the three months ended March 31, 2004. Total capitalized interest and loan fees increased $0.2 million, or 12.3%, to $2.0 million for the three months ended March 31, 2005 compared to $1.8 million for the three months ended March 31, 2004.

Depreciation and amortization increased $2.6 million, or 18.6%, to $16.7 million for the three months ended March 31, 2005 compared to $14.1 million for the three months ended March 31, 2004. An increase of

$1.0 million and $0.1 million was generated by the Core Office Portfolio and the Core Industrial Portfolio, respectively. These increases were mainly attributable to expenditures incurred subsequent to March 31, 2004 for capital and tenant improvements. Of the remaining $1.5 million increase in depreciation and amortization, $1.1 million was generated by the Office Acquisition Properties, $0.3 million was generated by the Office Redevelopment Properties and $0.1 million was generated by the Office Development Property.

Other income and expense increased approximately $1.7 million, or 155.8%, to $0.6 million of income for the three months ended March 31, 2005 compared to $1.1 million of expense for the three months ended March 31, 2004. The increase in income was partially due to an increase in the non-cash gain recorded as a result of the change in the fair value of the Company’s interest rate swaps. The Company recorded a $0.6 million gain during the three months ended March 31, 2005 as compared to a $0.5 million loss for the same period in 2004. The increase in income was also due to $0.7 million decrease in net cash settlement payments on the Company’s interest rate swap agreements as a result of a change in the composition of the Company’s derivative instruments and increasing interest rates. The Company had four outstanding interest rate swaps during 2004 with an aggregate notional amount of $150 million and a weighted average fixed swap rate of 3.34%. One of these interest rate swaps, which had a notional amount of $50 million and fixed swap rate of 4.46%, expired in January 2005. The remaining three instruments, which have an aggregate notional amount of $100 million and a weighted average interest fixed swap rate of 2.78%, expire in the fourth quarter of 2005 and in 2006.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at March 31, 2005:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	25	2,826,160	94.0%
Orange County	5	259,061	96.9
San Diego	44	3,603,207	94.3
Other	8	878,960	92.3

Total Office	82	7,567,388	94.1

Industrial Properties:
Los Angeles	4	388,805	51.0
Orange County	43	3,918,383	98.3
Other	1	164,540	100.0

Total Industrial	48	4,471,728	94.3

Total Portfolio	130	12,039,116	94.1%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2005(4)	40	386,785	5.5%	$7,676
2006	55	654,863	9.3	15,111
2007	67	1,157,078	16.4	21,554
2008	46	721,638	10.3	12,943
2009	66	1,233,567	17.5	29,490
2010	36	641,046	9.1	17,045

Total Office	310	4,794,977	68.1	103,819

Industrial Properties:
Remaining 2005(4)	6	136,612	3.2	980
2006	12	494,461	11.7	4,114
2007	16	732,909	17.4	4,990
2008	10	877,551	20.8	6,125
2009	11	678,661	16.1	4,334
2010	6	375,788	8.9	3,694

Total Industrial	61	3,295,982	78.1	24,237

Total	371	8,090,959	71.9%	$128,056

(1)	Includes tenants only. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of March 31, 2005.
(3)	Determined based on aggregate contractual base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before March 31, 2005.
(4)	Represents leases expiring in 2005 that have not been renewed as of March 31, 2005.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three Months Ended March 31, 2005:
Office Properties	19	9	160,702	53,922	9.1%	(3.4)%	39.7%	65
Industrial Properties	1	4	44,000	171,804	12.5%	(1.9)%	67.2%	73

Total	20	13	204,702	225,726	10.5%	(2.8)%	57.6%	69

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded by existing tenants at lease expiration.

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

The following table sets forth certain information with respect to the Company’s aggregate debt composition at March 31, 2005 and December 31, 2004:

	Percentage of Total Debt		Weighted-Average Interest Rate
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Secured vs. unsecured:
Secured	62.1%	61.2%	5.8%	5.7%
Unsecured	37.9%	38.8%	5.0%	5.2%
Fixed-rate vs. variable-rate:
Fixed-rate(1)(2)(3)(4)	85.6%	90.4%	5.8%	5.7%
Variable-rate	14.4%	9.6%	4.0%	3.5%
Total debt			5.5%	5.5%
Total debt including loan fees			5.8%	6.1%

(1)	Although the Company’s derivative instruments do not qualify for hedge accounting since the original designation memos did not meet the technical requirements of SFAS 133, the Company’s derivatives are intended to manage the Company’s exposure to interest rate risk. The Company does not enter into derivatives for speculative purposes. Since the Company believes the derivatives are highly effective in offsetting the variable rate cash flows of its debt from an economic perspective, the effect of these derivative instruments is taken into account in evaluating the overall composition of the fixed versus floating nature of the Company’s debt instruments on the table above.
(2)	At March 31, 2005 and December 31, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million of its variable-rate debt at 2.57%.
(3)	At March 31, 2005 and December 31, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of its variable-rate debt at 2.98%.
(4)	At December 31, 2004, the Company had an interest-rate swap agreement to fix LIBOR on $50 million of its variable-rate debt at 4.46%. The swap expired in January 2005.

Following is the Company’s total market capitalization as of March 31, 2005:

	Shares/Units at March 31, 2005	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
Debt:
Secured debt		$486,563	21.0%
Unsecured senior notes		144,000	6.2
Unsecured line of credit		153,000	6.6

Total debt		783,563	33.8

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	3.2
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.7
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	3.7
Common units outstanding(3)	3,719,893	152,181	6.6
Common shares outstanding(3)	28,894,505	1,182,074	51.0

Total equity		1,535,755	66.2

Total Market Capitalization		$2,319,318	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $40.91 at March 31, 2005.

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

	Payment Due by Period
	(in thousands)
	Remainder of 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Fiscal Years Ending After 2009	Total
Principal payments—secured debt	$46,739	$42,978	$195,988	$200,858	$486,563
Principal payments—Credit Facility(1)		153,000			153,000
Principal payments—unsecured senior notes				144,000	144,000
Interest payments—fixed-rate debt(2)	23,578	64,712	52,503	61,756	202,549
Interest payments—interest-rate swaps(2)(3)	1,956	1,444			3,400
Ground lease obligations(4)	1,204	3,218	3,207	75,073	82,702
Capital commitments(5)	18,722				18,722

Total	$92,199	$265,352	$251,698	$481,687	$1,090,936

(1)	The Credit Facility has a one-year extension option.
(2)	As of March 31, 2005, 85.6% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 14.4% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.00% to 1.70%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of March 31, 2005, one-month LIBOR was 2.87%. See additional information regarding the Company’s debt and derivative instruments under Item 3: Quantitative and Qualitative Disclosures about Market Risk.
(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of March 31, 2005, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments to minimize the variability that changes in interest rate swaps could have on its future cash flows and does not hold interest-rate swaps for speculative purposes. These instruments effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $100 million as of March 31, 2005.
(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding amounts for leasehold improvements that are reimbursed by tenants. See further discussion of projected amounts the Company estimates it could spend on development projects under the caption “Capital Commitments” below.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $1.1 million, or 4.4%, to $23.9 million for the three months ended March 31, 2005 compared to the $25.0 million for the three months ended March 31, 2004. The decrease is primarily attributable to a decrease in lease termination fee payments received by the Company during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This decrease was partially offset by an increase in average occupancy in the Core Office Portfolio. For the three months ended March 31, 2005, average occupancy in this portfolio was 94.6% as compared to 89.0% for the three months ended March 31, 2004.

Net cash provided by investing activities increased $35.5 million, or 246.5%, to $21.1 million net cash provided by investing activities for the three months ended March 31, 2005 compared to $14.4 million net cash used in investing activities for the three months ended March 31, 2004. The increase was primarily attributable to the disposition of four buildings in March 2005 (see Note 2 to the Company’s consolidated financial statements for further discussion of the dispositions).

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

	Three Months Ended March 31,
	2005	2004
Net income available for common stockholders	$13,425	$5,828
Adjustments:
Minority interest in earnings of Operating Partnership	1,810	858
Depreciation and amortization	16,794	14,393
Net gain on dispositions of operating properties	(5,779)

Funds From Operations(1)	$26,250	$21,079

(1)	Reported amounts are attributable to common stockholders and common unitholders.

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

Interest Rate Derivatives:
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

Subsequent to the filing of the original Form 10-Q for the quarter ended March 31, 2005, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for the quarters ended March 31, 2005 and 2004. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued to its preferred stockholders. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued to its preferred stockholders. Also subsequent to the filing of the original Form 10-Q for the quarter ended March 31, 2005, the Company’s management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows,” distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities.

Subsequent to the filing of a Form 10-Q/A for the quarter ended March 31, 2005, filed to reflect the above-described restatements (collectively, the “August Restatement”), the Company concluded that a further restatement was necessary because it determined that its hedge designation memos do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). During 2000 and 2002, the Company entered into six interest rate swap and two interest rate cap agreements. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is restating the financial statements of the Company for the three months ended March 31, 2005 and 2004 in this Amendment No. 2 on Form 10-Q/A and will be filing amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period, rather than through other comprehensive income.

The August Restatement caused management to conclude that the Company had a material weakness in its internal control over financial reporting because the controls over the initial analysis of the accounting guidance did not identify the impact of significant new corporate transactions on a per share disclosure required on the consolidated statements of operations, or the appropriate classification of two specific items on the consolidated statements of cash flows. In connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management subsequently reassessed the Company’s internal control over financial reporting. Management determined that, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over re-evaluating the accounting treatment for its derivative instruments based on the formal designation documentation in place did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the August Restatement of the Company’s consolidated financial statements for the quarters ended March 31, 2005 and 2004, as fully described in Note 13 of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, management determined that the material weakness described above that led to the August Restatement existed as of March 31, 2005 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review is now performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes remediated the material weakness that led to the August Restatement.

In connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management reassessed the Company’s internal control over financial reporting. As a result of this reassessment, management determined that, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over re-evaluating the accounting treatment for its derivative instruments based on the formal designation documentation in place did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance. Accordingly, the Company has implemented procedures requiring, in the event that the Company has derivative transactions that it believes qualify for hedge accounting, close consultation with the Company’s independent derivatives specialist during its initial preparation of the formal designation of the instruments to ensure that each of the derivative instruments qualifies for hedge accounting treatment, consistent with the Company’s past practice. In addition, the Company will communicate with its independent derivatives specialist on a quarterly basis going forward from the time a derivative instrument qualifies for hedge accounting to review the Company’s designation documentation to ensure that the instrument continues to qualify for hedge accounting. Management believes these changes remediate the material weakness that led to the further restatement to mark the interest rate cap and interest rate swap agreements to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period.

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