Form 10-Q/A
period 2005-06-30
KILROY REALTY CORP
filed 2005-11-08
CIK 1025996

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Kilroy Realty Corporation (the “Company”) for the quarterly period ended June 30, 2005 (the “Original Filing”) is being filed to restate the Company’s consolidated financial statements to mark six interest rate swap and two interest rate cap agreements the Company entered into in 2000 and 2002 to market and to recognize the impact of this mark to market adjustment in the income statement for each period, rather than through other comprehensive income. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is required to restate prior period financial statements to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

In addition, based on a recent review of the Company’s accounting treatment for tenant improvements reimbursed by the tenant, the Company is also restating its financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by the tenants with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. In connection with the restatement, certain other immaterial adjustments have also been recorded.

In the Original Filing the Company restated its income from continuing operations per common share included within its consolidated statements of operations for the three and six months ended June 30, 2004 from amounts previously reported to correctly reflect the impact of preferred stock dividends in the calculation of income from continuing operations per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” so that income from continuing operations per share is presented net of preferred dividends paid and accrued. The Original Filing also restated the consolidated statements of cash flows for the six months ended June 30, 2004 from amounts previously reported to correct the classification of two items in the consolidated statements of cash flows.

For a more detailed description of the restatements, see Note 14 to the accompanying consolidated financial statements contained in this Amendment No. 1. In connection with the restatements, the Company reevaluated the effectiveness of its controls and procedures and, accordingly, includes revised disclosure in this Amendment No. 1 under Part I, Item 4—Controls and Procedures.

The Company is concurrently filing amendments to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 also to restate the Company’s consolidated financial statements to mark the interest rate swap and interest rate cap agreements the Company entered into in 2000 and 2002 to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period, rather than through other comprehensive income, as well as to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by the tenants with corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. The decision to further restate the Company’s consolidated financial statements was previously announced in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 25, 2005 and October 31, 2005.

To reflect the restatements of the consolidated financial statements described above and an update for discontinued operations, the Company is also re-issuing Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part I, Item 3—Quantitative and Qualitative Disclosures about Market Risk that accompanied the financial statements in the Original Filing.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events except in connection with the foregoing.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2005	December 31, 2004
	(As Restated, See Note 14)
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$296,412	$304,033
Buildings and improvements, net	1,450,940	1,465,285
Undeveloped land and construction in progress	130,818	93,912

Total real estate held for investment	1,878,170	1,863,230
Accumulated depreciation and amortization	(390,491)	(372,656)

Investment in real estate, net	1,487,679	1,490,574
Property held for sale, net	3,693

Total real estate assets, net	1,491,372	1,490,574

CASH AND CASH EQUIVALENTS	7,706	4,853
RESTRICTED CASH	728	332
CURRENT RECEIVABLES, NET	3,624	4,843
DEFERRED RENT RECEIVABLES, NET	51,568	46,816
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	48,575	50,711
DEFERRED FINANCING COSTS, NET (Note 6)	5,724	5,849
PREPAID EXPENSES AND OTHER ASSETS	6,246	5,046

TOTAL ASSETS	$1,615,543	$1,609,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 5)	$490,417	$490,441
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 5)	184,000	167,000
Accounts payable, accrued expenses and other liabilities (Note 8)	81,689	73,005
Accrued distributions (Note 13)	17,844	16,923
Rents received in advance, tenant security deposits and deferred revenue	36,572	37,979

Total liabilities	954,522	929,348

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS (Note 7):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	53,148	59,491

Total minority interests	126,786	133,129

STOCKHOLDERS’ EQUITY (Note 8):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,899,939 and 28,548,597 shares issued and outstanding, respectively	289	286
Additional paid-in capital	522,547	515,518
Deferred compensation	(3,069)	(1,412)
Distributions in excess of earnings	(107,114)	(89,427)

Total stockholders’ equity	534,235	546,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,615,543	$1,609,024

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated, see Note 14)
REVENUES (Note 10):
Rental income	$53,997	$48,373	$107,807	$95,753
Tenant reimbursements	6,169	5,062	11,920	10,386
Other property income	403	128	623	664

Total revenues	60,569	53,563	120,350	106,803

EXPENSES (Note 10):
Property expenses	10,061	8,369	19,463	16,797
Real estate taxes	4,462	4,092	8,859	7,954
Provision for bad debts	272	385	1,405	610
Ground leases	443	332	848	662
General and administrative expenses (Note 8)	16,790	5,250	22,814	12,943
Interest expense	9,618	8,186	19,078	16,363
Depreciation and amortization	16,759	14,523	33,427	28,581

Total expenses	58,405	41,137	105,894	83,910

OTHER INCOME AND EXPENSE
Net settlement receipts (payments) on interest rate swaps	62	(839)	(40)	(1,685)
(Loss) gain on derivative instruments	(280)	2,820	364	2,286
Interest and other income	54	78	111	385

Total other (expense) income	(164)	2,059	435	986

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	2,000	14,485	14,891	23,879

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(2,437)	(2,794)	(4,958)
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	233	(1,426)	(849)	(2,209)

Total minority interests	(1,164)	(3,863)	(3,643)	(7,167)

INCOME FROM CONTINUING OPERATIONS	836	10,622	11,248	16,712

DISCONTINUED OPERATIONS (Note 11)
Revenues from discontinued operations	21	1,806	1,100	4,460
Expenses from discontinued operations	(116)	(1,005)	(830)	(2,335)
Net (loss) gain on disposition of discontinued operations.		(64)	5,779	(64)
Impairment loss on property held for sale				(726)
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations.	25	(93)	(705)	(170)

Total (loss) income from discontinued operations.	(70)	644	5,344	1,165

NET INCOME	766	11,266	16,592	17,877
PREFERRED DIVIDENDS	(2,402)	(785)	(4,804)	(1,570)

NET (LOSS) INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$(1,636)	$10,481	$11,788	$16,307

(Loss) income from continuing operations per common share—basic (Note 12)	$(0.05)	$0.35	$0.22	$0.54

(Loss) income from continuing operations per common share—diluted (Note 12)	$(0.05)	$0.35	$0.22	$0.53

Net (loss) income per common share—basic (Note 12)	$(0.05)	$0.37	$0.41	$0.58

Net (loss) income per common share—diluted (Note 12)	$(0.05)	$0.37	$0.41	$0.58

Weighted average shares outstanding—basic (Note 12)	28,739,286	28,220,130	28,647,556	28,168,405

Weighted average shares outstanding—diluted (Note 12)	28,739,286	28,361,707	28,797,606	28,332,534

Dividends declared per common share	$0.51	$0.495	$1.02	$0.990

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

		Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Total
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital
BALANCE AT DECEMBER 31, 2004	$121,582	28,548,597	$286	$515,518	$(1,412)	$(89,427)	$546,547
Net income (As Restated, see Note 14)						16,592	16,592
Issuance of restricted stock (Note 8)		103,806	1	4,300	(2,865)		1,436
Exercise of stock options		16,666		375			375
Non-cash amortization of restricted stock					1,208		1,208
Repurchase of common stock (Note 8)		(41,379)	(1)	(1,755)			(1,756)
Redemption of common limited partnership units of the Operating Partnership (Note 7)		272,249	3	7,306			7,309
Stock option expense (Note 1)				4			4
Adjustment for minority interest (Note 1) (As Restated, see Note 14)				(3,201)			(3,201)
Preferred dividends						(4,804)	(4,804)
Common dividends declared ($1.020 per share)						(29,475)	(29,475)

BALANCE AT JUNE 30, 2005 (As Restated, see Note 14)	$121,582	28,899,939	$289	$522,547	$(3,069)	$(107,114)	$534,235

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
	(As Restated, see Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,592	$17,877
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	33,383	29,105
Net (gain) loss on disposition of operating properties	(5,779)	64
Impairment loss on property held for sale		726
Distributions on Cumulative Redeemable Preferred units	2,794	4,958
Minority interest in earnings of Operating Partnership	1,554	2,379
Non-cash amortization of restricted stock grants	1,827	1,733
Non-cash amortization of deferred financing costs	701	938
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(1,078)	(918)
(Gain) loss on derivative instruments	(364)	(2,286)
Net settlement payments on interest rate swaps	40	1,685
Amortization of above/below market rents, net	(606)	(12)
Increase in provision for uncollectible tenant receivables	630	38
Increase in provision for uncollectible deferred rent receivables	772	617
Depreciation of furniture, fixtures and equipment	437	454
Other	10	(12)
Changes in assets and liabilities:
Current receivables	588	838
Deferred rent receivables	(7,093)	(5,300)
Deferred leasing costs	(536)	(856)
Prepaid expenses and other assets	(1,850)	107
Accounts payable, accrued expenses and other liabilities	11,049	(33)
Rents received in advance, tenant security deposits and deferred revenue	(210)	(279)

Net cash provided by operating activities	52,861	51,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(10,981)	(12,752)
Expenditures for development and redevelopment projects and undeveloped land	(20,327)	(14,012)
Acquisition of an operating property and undeveloped land	(31,328)
Net proceeds received from dispositions of operating properties	37,859	18,723
(Increase) decrease in restricted cash	(396)	1,206
Net cash settlement payments on interest rate swaps	(125)	(1,699)

Net cash used in investing activities	(25,298)	(8.534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	35,500	115,218
Net borrowings (repayments) on unsecured line of credit	17,000	(95,000)
Principal payments on secured debt	(35,524)	(26,460)
Distributions paid to common stockholders and common unitholders	(32,739)	(32,095)
Repurchase of common stock (Note 8)	(1,756)	(1,275)
Financing costs	(360)	(384)
Proceeds from exercise of stock options	375	793
Distributions paid to preferred stockholders and preferred unitholders	(7,206)	(6,534)

Net cash used in financing activities	(24,710)	(45,737)

Net increase (decrease) in cash and cash equivalents	2,853	(2,448)
Cash and cash equivalents, beginning of period	4,853	9,892

Cash and cash equivalents, end of period	$7,706	$7,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $4,016 and $3,381 at June 30, 2005 and 2004, respectively	$17,934	$15,027

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,635	$16,077

Receipt of stock in connection with a lease termination fee		$494

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in 000s, except per share amounts)
Net (loss) income available for common stockholders, as reported	$(1,636)	$10,481	$11,788	$16,307
Add: Stock option expense included in reported net income		7	4	13
Deduct: Total stock option expense determined under fair value recognition method for all awards		(7)	(4)	(17)

Pro forma net (loss) income available for common stockholders.	$(1,636)	$10,481	$11,788	$16,303

Net (loss) income per common share:
Basic—as reported	$(0.05)	$0.37	$0.41	$0.58

Basic—pro forma	$(0.05)	$0.37	$0.41	$0.58

Diluted—as reported	$(0.05)	$0.37	$0.41	$0.58

Diluted—pro forma	$(0.05)	$0.37	$0.41	$0.58

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

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized for the three months ended June 30, 2005 and 2004 were $2.2 million and $1.8 million, respectively. Total interest and loan fees capitalized for the six months ended June 30, 2005 and 2004 were $4.2 million and $3.7 million, respectively.

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

In May 2005, the Company’s Compensation Committee granted an aggregate of 2,694 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation plan. Of the shares granted, 1,350 vest at the end of a one-year period and 1,344 vest at the end of a two-year period. Compensation expense for the restricted shares is calculated based on the closing per-share price of $44.56 on the May 17, 2005 grant date and is being amortized on a straight-line basis over the two-year vesting period. The Company recorded approximately $7,000 related to these restricted stock grants during the three months ended June 30, 2005.

In March 2003, the Company’s Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provides for cash compensation to be earned at December 31, 2005 if the Company attains certain performance measures based on annualized total stockholder

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$51,507	$44,759	$102,200	$89,288
Property and related expenses	13,660	11,811	27,663	23,442

Net Operating Income, as defined	37,847	32,948	74,537	65,846

Industrial Properties:
Operating revenues(1)	9,062	8,804	18,150	17,515
Property and related expenses	1,578	1,367	2,912	2,581

Net Operating Income, as defined	7,484	7,437	15,238	14,934

Total Reportable Segments:
Operating revenues(1)	60,569	53,563	120,350	106,803
Property and related expenses	15,238	13,178	30,575	26,023

Net Operating Income, as defined	45,331	40,385	89,775	80,780

Reconciliation to Consolidated Net Income:
Total Net Operating Income, as defined, for reportable segments	45,331	40,385	89,775	80,780
Unallocated other income (expense):
Total other (expense) income	(164)	2,059	435	986
Other unallocated expenses:
General and administrative expenses	16,790	5,250	22,814	12,943
Interest expense	9,618	8,186	19,078	16,363
Depreciation and amortization	16,759	14,523	33,427	28,581

Income from continuing operations before minority interests and preferred dividends	2,000	14,485	14,891	23,879
Minority interests attributable to continuing operations	(1,164)	(3,863)	(3,643)	(7,167)
(Loss) income from discontinued operations	(70)	644	5,344	1,165

Net income	766	11,266	16,592	17,877
Preferred dividends	(2,402)	(785)	(4,804)	(1,570)

Net (loss) income available to common stockholders	$(1,636)	$10,481	$11,788	$16,307

(1)	All operating revenues are comprised of amounts received from third-party tenants.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
	(in thousands)
REVENUES:
Rental income	$		$1,633	$931	$3,598
Tenant reimbursements		1	173	138	377
Other property income		20		31	485

Total revenues		21	1,806	1,100	4,460

EXPENSES:
Property expenses		46	394	279	914
Real estate taxes		23	188	161	398
Provision for bad debts			6	(3)	45
Depreciation and amortization		47	417	393	978

Total expenses		116	1,005	830	2,335

(Loss) income from discontinued operations before minority interests		(95)	801	270	2,125
Net (loss) gain on disposition of discontinued operations			(64)	5,779	(64)
Impairment loss on property held for sale					(726)
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations		25	(93)	(705)	(170)

Total (loss) income from discontinued operations		$(70)	$644	$5,344	$1,165

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$836	$10,622	$11,248	$16,712
Preferred dividends	(2,402)	(785)	(4,804)	(1,570)

(Loss) income from continuing operations available for common stockholders	(1,566)	9,837	6,444	15,142
Discontinued operations	(70)	644	5,344	1,165

Net (loss) income available for common stockholders—numerator for basic and diluted earnings per share	$(1,636)	$10,481	$11,788	$16,307

Denominator:
Basic weighted-average shares outstanding	28,739,286	28,220,130	28,647,556	28,168,405
Effect of dilutive securities-stock options and restricted stock		141,577	150,050	164,129

Diluted weighted-average shares and common share equivalents outstanding	28,739,286	28,361,707	28,797,606	28,332,534

Basic earnings (loss) per share:
(Loss) income from continuing operations available for common stockholders	$(0.05)	$0.35	$0.22	$0.54
Discontinued operations		0.02	0.19	0.04

Net (loss) income available for common stockholders	$(0.05)	$0.37	$0.41	$0.58

Diluted earnings (loss) per share:
(Loss) income from continuing operations available for common stockholders	$(0.05)	$0.35	$0.22	$0.53
Discontinued operations		0.02	0.19	0.05

Net (loss) income available for common stockholders	$(0.05)	$0.37	$0.41	$0.58

For the three months ended June 30, 2005, the effect of the assumed exercise of the 102,565 outstanding stock options and the effect of the 156,738 unvested shares of restricted stock were not included in the earnings per share calculation as their effect is antidilutive to the loss from continuing operations available for common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Events

On July 15, 2005, aggregate distributions of approximately $16.6 million were paid to common stockholders and common unitholders of record on June 30, 2005.

On July 22, 2005, the Company sold an industrial property that was previously classified as held for sale as of June 30, 2005 (see Note 3).

14.    Restatements

Derivative Instruments

Subsequent to the issuance of the Company’s interim consolidated financial statements for the three and six months ended June 30, 2005, the Company determined that its hedge designation memos for six interest rate swap and two interest rate cap agreements entered into by the Company in 2000 and 2002 do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Prior to entering into each of these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company has restated its consolidated financial statements to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

Leasehold Improvements Paid by Tenants

The Company restated its consolidated financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants, with the a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also determined that certain immaterial costs that were previously capitalized and depreciated in subsequent periods should have been expensed. The restated financial statements include an adjustment for these amounts. The following tables summarize the effects of the above mentioned changes on the Company's consolidated financial statements:

Consolidated Balance Sheet

	June 30, 2005
	As Previously Reported	Restatement	As Restated
	(in thousands)
ASSETS
Buildings and improvements, net	$1,431,039	$19,901	$1,450,940
Undeveloped land and construction in progress	133,466	(2,648)	130,818
Accumulated depreciation and amortization	(382,687)	(7,804)	(390,491)
Deferred leasing costs and other related intangibles, net	49,073	(498)	48,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Rents received in advance, tenant security deposits and deferred revenue	20,734	15,838	36,572
Minority Interests: Common unitholders of the Operating partnership	53,934	(786)	53,148
Additional paid-in capital	522,321	226	522,547
Distributions in excess of earnings	(101,591)	(5,523)	(107,114)
Accumulated net other comprehensive income	804	(804)	—

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations

	Three Months Ended June 30, 2005
	As Previously Reported	Restatement	As Restated
	(in thousands, except per share amounts)
REVENUES:
Rental income	$53,461	$536	$53,997
EXPENSES:
Interest expense	9,568	50	9,618
Depreciation and amortization	16,294	465	16,759
OTHER INCOME AND EXPENSE:
Net settlement receipts on interest rate swaps	—	62	62
Loss on derivative instruments	—	(280)	(280)
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	2,197	(197)	2,000
MINORITY INTERESTS:
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	206	27	233
Income from continuing operations	1,006	(170)	836
Net income	936	(170)	766
Net loss available to common stockholders	(1,466)	(170)	(1,636)
Loss from continuing operations per common share—basic	$(0.05)	$—	$(0.05)
Loss from continuing operations per common share—diluted	$(0.05)	$—	$(0.05)
Net loss per common share—basic	$(0.05)	$(0.01)	$(0.06)
Net loss per common share—diluted	$(0.05)	$(0.01)	$(0.06)

	Three Months Ended June 30, 2004
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated
	(in thousands, except per share amounts)
REVENUES:
Rental income	$49,151	$448	$(1,226)	$48,373
EXPENSES:
Interest expense	9,148	(962)	—	8,186
Depreciation and amortization	14,558	383	(418)	14,523
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(839)	—	(839)
Gain on derivative instruments	—	2,820	—	2,820
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	11,981	3,008	(504)	14,485
MINORITY INTERESTS:
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(1,108)	(381)	63	(1,426)
Income from continuing operations	8,436	2,627	(441)	10,622
Net income	8,639	2,627	—	11,266
Net income available to common stockholders	7,854	2,627	—	10,481
Income from continuing operations per common share—basic	$0.30	$0.06	$(0.01)	$0.35
Income from continuing operations per common share—diluted	$0.30	$0.06	$(0.01)	$0.35
Net income per common share—basic	$0.28	$0.09	$—	$0.37
Net income per common share—diluted	$0.28	$0.09	$—	$0.37

(1)	Includes the discontinued operations that have resulted from the disposition of the five operating properties that were sold subsequent to June 30, 2004. The table above does not reflect all line items in the consolidated statements of operations that were impacted by the reclassification of subsequent dispositions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2005
	As Previously Reported	Restatement	As Restated
	(in thousands except per share amounts)
REVENUES:
Rental income	$106,729	$1,078	$107,807
EXPENSES:
Interest expense	19,190	(112)	19,078
Depreciation and amortization	32,490	937	33,427
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(40)	(40)
Gain on derivative instruments	—	364	364
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	14,314	577	14,891
MINORITY INTERESTS:
Minority interest in earnings of Operating Partnership attributable to continuing operations	(782)	(67)	(849)
Income from continuing operations	10,738	510	11,248
Net income	16,082	510	16,592
Net income available to common stockholders	11,278	510	11,788
Income from continuing operations per common share—basic	$0.21	$0.01	$0.22
Income from continuing operations per common share—diluted	$0.21	$0.01	$0.22
Net income per common share—basic	$0.39	$0.02	$0.41
Net income per common share—diluted	$0.39	$0.02	$0.41

	Six Months Ended June 30, 2004
	As Previously Reported	Restatement	Reclass: Subsequent Dispositions(1)	As Restated
	(in thousands except per share amounts)
REVENUES:
Rental income	$97,226	$918	$(2,391)	$95,753
EXPENSES:
Interest expense	18,358	(1,995)	—	16,363
Depreciation and amortization	28,601	790	(810)	28,581
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(1,685)	—	(1,685)
Gain on derivative instruments	—	2,286	—	2,286
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	22,601	2,724	(1,446)	23,879
MINORITY INTERESTS:
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(2,138)	(255)	184	(2,209)
Income from continuing operations	15,505	2,469	(1,262)	16,712
Net income	15,408	2,469	—	17,877
Net income available to common stockholders	13,838	2,469	—	16,307
Income from continuing operations per common share—basic	$0.55	$0.03	$(0.04)	$0.54
Income from continuing operations per common share—diluted	$0.55	$0.02	$(0.04)	$0.53
Net income per common share—basic	$0.49	$0.09	$—	$0.58
Net income per common share—diluted	$0.49	$0.09	$—	$0.58

(1)	Includes the discontinued operations that have resulted from the disposition of the five operating properties that were sold subsequent to June 30, 2004. The table above does not reflect all line items in the consolidated statements of operations that were impacted by the reclassification of subsequent dispositions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
		(in thousands)			(in thousands)
Net cash provided by operating activities	$52,081	$780	$52,861	$42,884	$8,939	$51,823
Net cash used in investing activities	(24,518)	(780)	(25,298)	(5,818)	(2,716)	(8,534)
Net cash used in financing activities	(24,710)	—	(24,710)	(39,514)	(6,223)	(45,737)

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

Impact of Restatements and Reclassifications

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements of the consolidated financial statements. For a more detailed description of the restatements and reclassifications, see Note 14 to the accompanying consolidated financial statements included in this Form 10-Q/A.

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

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common stockholders for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$37,847	$32,948	$4,899	14.9%
Industrial Properties	7,484	7,437	47	0.6

Total portfolio	45,331	40,385	4,946	12.2

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	45,331	40,385	4,946	12.2
Other expenses:
General and administrative expenses	16,790	5,250	11,540	219.8
Interest expense	9,618	8,186	1,432	17.5
Depreciation and amortization	16,759	14,523	2,236	15.4
Total other (expense) income	(164)	2,059	(2,223)	(108.0)

Income from continuing operations before minority interest	2,000	14,485	(12,485)	(86.2)
Minority interests attributable to continuing operations	(1,164)	(3,863)	2,699	(69.9)
(Loss) income from discontinued operations	(70)	644	(714)	(110.9)

Net income	766	11,266	(10,500)	(93.2)
Preferred dividends	(2,402)	(785)	(1,617)	206.0

Net (loss) income available to common stockholders	$(1,636)	$10,481	$(12,117)	(115.6)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$45,970	$40,447	$5,523	13.7%	$39,626	$37,904	$1,722	4.5%
Tenant reimbursements	5,134	4,189	945	22.6	4,545	4,170	375	9.0
Other property income	403	123	280	227.6	404	115	289	251.3

Total	51,507	44,759	6,748	15.1	44,575	42,189	2,386	5.7

Property and related expenses:
Property expenses	9,232	7,743	1,489	19.2	8,386	7,341	1,045	14.2
Real estate taxes	3,733	3,393	340	10.0	3,157	3,187	(30)	(0.9)
Provision for bad debts	252	343	(91)	(26.5)	100	288	(188)	(65.3)
Ground leases	443	332	111	33.4	442	332	110	33.1

Total	13,660	11,811	1,849	15.7	12,085	11,148	937	8.4

Net Operating Income, as defined	$37,847	$32,948	$4,899	14.9%	$32,490	$31,041	$1,449	4.7%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties increased $6.7 million, or 15.1%, to $51.5 million for the three months ended June 30, 2005 compared to $44.8 million for the three months ended June 30, 2004. Rental income from Office Properties increased $5.5 million, or 13.7%, to $46.0 million for the three months ended June 30, 2005 compared to $40.5 million for the three months ended June 30, 2004. Rental income generated by the Core Office Portfolio increased $1.7 million, or 4.5%, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 4.1% to 94.3% for the three months ended June 30, 2005 compared to 90.2% for the same period in 2004. The remaining $3.8 million increase in rental income was attributable to a $2.3 million increase in rental income generated by the two office buildings acquired by the Company in the fourth quarter of 2004 and one office building acquired by the Company in the second quarter of 2005 (the “Office Acquisition Properties”), a $1.1 million increase in rental income generated by the office redevelopment properties that were completed during 2004 (the “Office Redevelopment Properties”) and a $0.4 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (the “Office Development Property”).

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

Net Operating Income, as defined, from Office Properties increased $4.9 million, or 14.9%, to $37.8 million for the three months ended June 30, 2005 compared to $32.9 million for the three months ended June 30, 2004. Of this increase, $1.4 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $3.5 million, $1.7 million was generated by the Office Acquisition Properties, $1.4 million was generated by the Office Redevelopment Properties and $0.4 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$8,027	$7,926	$101	1.3%
Tenant reimbursements	1,035	873	162	18.6
Other property income		5	(5)	(100.0)

Total	9,062	8,804	258	2.9

Property and related expenses:
Property expenses	829	626	203	32.4
Real estate taxes	729	699	30	4.3
Provision for bad debts	20	42	(22)	(52.4)

Total	1,578	1,367	211	15.4

Net Operating Income, as defined	$7,484	$7,437	$47	0.6%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at June 30, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Industrial Properties increased $0.3 million, or 2.9%, to $9.1 million for the three months ended June 30, 2005 as compared to $8.8 million for the three months ended June 30, 2004. Rental income from Industrial Properties increased $0.1 million, or 1.3%, to $8.0 million for the three months ended June 30, 2005 compared to $7.9 million for the three months ended June 30, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.6% to 95.7% for the three months ended June 30, 2005 as compared to 95.1% for the three months ended June 30, 2004.

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

Net interest expense increased $1.4 million, or 17.5%, to $9.6 million for the three months ended June 30, 2005 compared to $8.2 million for the three months ended June 30, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $1.8 million, or 17.7%, to $11.8 million for the three months ended June 30, 2005 compared to $10.0 million for the three months ended June 30, 2004 due to a higher average outstanding debt balance during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Total capitalized interest and loan fees increased $0.4 million, or 18.7%, to $2.2 million for the three months ended June 30, 2005 compared to $1.8 million for the three months ended June 30, 2004.

Depreciation and amortization increased $2.2 million, or 15.4%, to $16.7 million for the three months ended June 30, 2005 compared to $14.5 million for the three months ended June 30, 2004. An increase of $0.7 million was generated by the Core Office Portfolio. This increase was mainly attributable to expenditures incurred subsequent to June 30, 2004 for capital and tenant improvements. The increase in the Core Office Portfolio was offset by a decrease of $0.1 million generated by the Core Industrial Portfolio. Of the remaining $1.6 million increase in depreciation and amortization, $1.2 million was generated by the Office Acquisition Properties, $0.3 million was generated by the Office Redevelopment Properties and $0.1 million was generated by the Office Development Property.

Other income and expense decreased approximately $2.2 million, or 108.0%, to $0.2 million of expense for the three months ended June 30, 2005 compared to $2.0 million of income for the three months ended June 30, 2005. The decrease in income was primarily due to the decrease in the non-cash gain recorded as a result of the change in the fair value of the Company’s interest rate swaps. The Company recorded a $2.8 million gain during the three months ended June 30, 2004 as compared to a $0.3 million loss for the same period in 2005. This decrease in income was partially offset by $0.9 million decrease in net settlement payments on the Company’s interest rate swap agreements as a result of a change in the composition of the Company’s derivative instruments and increasing interest rates. The Company had four outstanding interest rate swaps during 2004 with an aggregate notional amount of $150 million and a weighted average fixed swap rate of 3.34%. One of these interest rate swaps, which had a notional amount of $50 million and fixed swap rate of 4.46%, expired in January 2005. The remaining three instruments, which have an aggregate notional amount of $100 million and a weighted average interest fixed swap rate of 2.78%, expire in the fourth quarter of 2005 and in 2006.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common stockholders for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$74,537	$65,846	$8,691	13.2%
Industrial Properties	15,238	14,934	304	2.0

Total portfolio	89,775	80,780	8,995	11.1

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	89,775	80,780	8,995	11.1
Other expenses:
General and administrative expenses	22,814	12,943	9,871	76.3
Interest expense	19,078	16,363	2,715	16.6
Depreciation and amortization	33,427	28,581	4,846	17.0
Total other income (expense)	435	986	(551)	(55.9)

Income from continuing operations before minority interest	14,891	23,879	(8,988)	(37.6)
Minority interests attributable to continuing operations	(3,643)	(7,167)	3,524	(49.2)
Income from discontinued operations	5,344	1,165	4,179	358.7

Net income	16,592	17,877	(1,285)	7.2
Preferred dividends	(4,804)	(1,570)	(3,234)	206.0

Net income available to common stockholders	$11,788	$16,307	$(4,519)	(27.7)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$91,795	$80,013	$11,782	14.7%	$79,177	$74,861	$4,316	5.8%
Tenant reimbursements	9,854	8,622	1,232	14.3	8,971	8,597	374	4.4
Other property income	551	653	(102)	(15.6)	549	629	(80)	(12.7)

Total	102,200	89,288	12,912	14.5	88,697	84,087	4,610	5.5

Property and related expenses:
Property expenses	18,056	15,625	2,431	15.6	16,360	14,832	1,528	10.3
Real estate taxes	7,433	6,567	866	13.2	6,318	6,172	146	2.4
Provision for bad debts	1,326	588	738	125.5	996	479	517	107.9
Ground leases	848	662	186	28.1	848	662	186	28.1

Total	27,663	23,442	4,221	18.0	24,522	22,145	2,377	10.7

Net Operating Income, as defined	$74,537	$65,846	$8,691	13.2%	$64,175	$61,942	$2,233	3.6%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties increased $12.9 million, or 14.5%, to $102.2 million for the six months ended June 30, 2005 compared to $89.3 million for the six months ended June 30, 2004. Rental income from Office Properties increased $11.8 million, or 14.7%, to $91.8 million for the six months ended June 30, 2005 compared to $80.0 million for the six months ended June 30, 2004. Rental income generated by the Core Office Portfolio increased $4.3 million, or 5.8%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 4.9% to 94.5% for the six months ended June 30, 2005 compared to 89.6% for the same period in 2004. The remaining $7.5 million increase in rental income was attributable to a $4.6 million increase in rental income generated by the Office Acquisition Properties, a $2.1 million increase in rental income generated by the Office Redevelopment Properties and a $0.8 million increase in rental income generated by the Office Development Property.

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

Net Operating Income, as defined, from Office Properties increased $8.7 million, or 13.2%, to $74.5 million for the six months ended June 30, 2005 compared to $65.8 million for the six months ended June 30, 2004. Of this increase, $2.2 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $6.5 million, $3.4 million was generated by the Office Acquisition Properties, $2.3 million was generated by the Office Redevelopment Properties and $0.8 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$16,012	$15,740	$272	1.7%
Tenant reimbursements	2,066	1,764	302	17.1
Other property income	72	11	61	554.5

Total	18,150	17,515	635	3.6

Property and related expenses:
Property expenses	1,407	1,172	235	20.1
Real estate taxes	1,426	1,387	39	2.8
Provision for bad debts	79	22	57	259.1

Total	2,912	2,581	331	12.8

Net Operating Income, as defined	$15,238	$14,934	$304	2.0%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at June 30, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Industrial Properties increased $0.6 million, or 3.6%, to $18.1 million for the six months ended June 30, 2005 as compared to $17.5 million for the six months ended June 30, 2004. Rental income from Industrial Properties increased $0.3 million, or 1.7%, to $16.0 million for the six months ended June 30, 2005 compared to $15.7 million for the six months ended June 30, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.8% to 95.2% for the six months ended June 30, 2005 as compared to 94.4% for the six months ended June 30, 2004.

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

Net Operating Income, as defined, from Industrial Properties increased $0.3 million, or 2.0%, to $15.2 million for the six months ended June 30, 2005 compared to $14.9 million for the six months ended June 30, 2004.

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

Net interest expense increased $2.7 million, or 16.6%, to $19.1 million for the six months ended June 30, 2005 compared to $16.4 million for the six months ended June 30, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $3.3 million, or 16.4%, to $23.3 million for the six months ended June 30, 2005 compared to $20.0 million for the six months ended June 30, 2004 due to a higher average outstanding debt balance during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Total capitalized interest and loan fees increased $0.5 million, or 15.5%, to $4.2 million for the six months ended June 30, 2005 as compared to $3.7 million for the six months ended June 30, 2004.

Depreciation and amortization increased $4.8 million, or 17.0%, to $33.4 million for the six months ended June 30, 2005 compared to $28.6 million for the six months ended June 30, 2004. An increase of $1.7 million was generated by the Core Office Portfolio. This increase is mainly attributable to expenditures incurred subsequent to June 30, 2004 for capital and tenant improvements. Of the remaining $3.1 million increase in depreciation and amortization, $2.3 million was generated by the Office Acquisition Properties, $0.6 million was generated by the Office Redevelopment Properties and $0.2 million was generated by the Office Development Property.

Other income decreased approximately $0.6 million, or 55.9%, to $0.4 million for the six months ended June 30, 2005 compared to $1.0 million for the six months ended June 30, 2004. The decrease in income was primarily due to the decrease in the non-cash gain recorded as a result of the change in the fair value of the Company’s interest rate swaps. The Company recorded a $2.3 million gain during the six months ended June 30, 2004 as compared to a $0.4 million gain for the same period in 2005. This decrease in income was partially offset by $1.6 million decrease in net settlement payments on the Company’s interest rate swap agreements as a result of a change in the composition of the Company’s derivative instruments and increasing interest rates. The Company had four outstanding interest rate swaps during 2004 with an aggregate notional amount of $150 million and a weighted average fixed swap rate of 3.34%. One of these interest rate swaps, which had a notional amount of $50 million and fixed swap rate of 4.46%, expired in January 2005. The remaining three instruments, which have an aggregate notional amount of $100 million and a weighted average interest fixed swap rate of 2.78%, expire in the fourth quarter of 2005 and in 2006.

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

The following table sets forth certain information with respect to the Company’s aggregate debt composition at June 30, 2005 and December 31, 2004:

	Percentage of Total Debt		Weighted-Average Interest Rate
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Secured vs. unsecured:
Secured	59.9%	61.2%	5.8%	5.7%
Unsecured	40.1%	38.8%	5.0%	5.2%
Fixed-rate vs. variable-rate:
Fixed-rate(1)(2)(3)(4)	81.6%	90.4%	5.8%	5.7%
Variable-rate	18.4%	9.6%	4.4%	3.5%
Total debt			5.5%	5.5%
Total debt including loan fees			5.8%	6.1%

(1)	Although the Company’s derivative instruments do not qualify for hedge accounting since the original designation memos did not meet the technical requirements of SFAS 133, the Company’s derivatives are intended to manage the Company’s exposure to interest rate risk. The Company does not enter into derivatives for speculative purposes. Since the Company believes the derivatives are highly effective in offsetting the variable rate cash flows of its debt from an economic perspective, the effect of these derivative instruments is taken into account in evaluating the overall composition of the fixed versus floating nature of the Company’s debt instruments on the table above.
(2)	At June 30, 2005 and December 31, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million, or 20.0% and 22.0%, respectively, of its variable-rate debt at 2.57%.
(3)	At June 30, 2005 and December 31, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million, or 20.0% and 22.0%, respectively, of its variable-rate debt at 2.98%.
(4)	At December 31, 2004, the Company had an interest-rate swap agreement to fix LIBOR on $50 million, or 20.0% and 22.0%, respectively, of its variable-rate debt at 4.46%. The swap expired in January 2005.

Following is the Company’s total market capitalization as of June 30, 2005:

	Shares/Units at June 30, 2005	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	(in thousands)
Debt:
Secured debt		$490,417	19.1%
Unsecured senior notes		144,000	5.6
Unsecured line of credit		184,000	7.2

Total debt		818,417	31.9

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	2.9
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.6
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	3.3
Common units outstanding(3)	3,716,893	176,515	6.9
Common shares outstanding(3)	28,899,939	1,372,458	53.4

Total equity		1,750,473	68.1

Total Market Capitalization		$2,568,890	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $47.49 at June 30, 2005.

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

	Payment Due by Period
	(in thousands)
	Remainder of 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Fiscal Years Ending After 2009	Total
Principal payments—secured debt	$15,093	$42,978	$231,488	$200,858	$490,417
Principal payments—Credit Facility(1)		184,000			184,000
Principal payments—unsecured senior notes				144,000	144,000
Interest payments—fixed-rate debt(2)	17,148	64,712	52,503	61,756	196,119
Interest payments—interest-rate swaps(2)(3)	1,254	1,444			2,698
Ground lease obligations(4)	833	3,338	3,292	75,073	82,536
Capital commitments(5)	20,191				20,191

Total	$54,519	$296,472	$287,283	$481,687	$1,119,961

(1)	The Credit Facility has a one-year extension option.
(2)	As of June 30, 2005, 81.6% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 18.4% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 0.90% to 1.70%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of June 30, 2005, one-month LIBOR was 3.34%. See additional information regarding the Company’s debt and derivative instruments under Item 3: Quantitative and Qualitative Disclosures about Market Risk.
(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of June 30, 2005, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments to minimize the variability that changes in interest rates could have on its future cash flows and does not hold interest-rate swaps for speculative purposes. These instruments effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $100 million as of June 30, 2005.
(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(5)	Amounts represent commitments under signed leases and contracts for operating properties excluding amounts for leasehold improvements that are reimbursed by the tenant. See further discussion of projected amounts the Company estimates it could spend on development projects under the caption “Capital Commitments” below.

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

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities increased $1.1 million, or 2.0%, to $52.9 million for the six months ended June 30, 2005 compared to the $51.8 million for the six months ended June 30, 2004. The increase is primarily attributable to an increase in average occupancy in the Core Office Portfolio. For the six months ended June 30, 2005, average occupancy in this portfolio was 94.5% as compared to 89.6% for the six months ended June 30, 2004.

Net cash used in investing activities increased $16.8 million, or 196.4%, to $25.3 million for the six months ended June 30, 2005 compared to $8.5 million for the six months ended June 30, 2004. The increase was primarily attributable to the acquisition of an operating property and undeveloped land during the six months ended June 30, 2005, partially offset by higher sales proceeds from the disposition of operating properties during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net (loss) income available for common stockholders	$(1,636)	$10,481	$11,788	$16,307
Adjustments:
Minority interest in (loss) earnings of Operating Partnership	(258)	1,519	1,554	2,379
Depreciation and amortization	16,589	14,712	33,383	29,105
Net loss (gain) on dispositions of operating properties		64	(5,779)	64

Funds From Operations(1)	$14,695	$26,776	$40,946	$47,855

(1)	Reported amounts are attributable to common stockholders and common unitholders.

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

Following the period covered by this report, management discovered an error in the computation of income from continuing operations per common share included within the consolidated statements of operations, and determined that the error required the restatement of per share amounts for income from continuing operations, basic and diluted, for prior periods in 2004 and 2005. The Company incorrectly calculated the per share results of income from continuing operations, basic and diluted, by not deducting the impact of dividends paid and accrued. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the Company should have presented income from continuing operations per share net of preferred dividends paid and accrued. Also following the period covered by this report, management concluded that it had been incorrectly classifying two items on the consolidated statements of cash flows. First, distributions to cumulative redeemable preferred unitholders were included in the Company’s consolidated statements of cash flows as an operating activity when, in accordance with Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows”, distributions paid to cumulative redeemable preferred unitholders should have been classified as a financing activity. Second, capital expenditures for operating properties, development and redevelopment projects and undeveloped land were reflected on an accrual basis of accounting rather than the cash paid for such expenditures in investing activities in the consolidated statements of cash flows. The adjustment to reflect these expenditures on a cash basis in investing activities for each period is offset by an adjustment for the same amount in cash flows from operating activities to appropriately reflect the associated increases and decreases in accounts payable, accrued expenses and other liabilities. Accordingly, the Company restated the Company’s income from continuing operations and the consolidated statements of cash flows for the three and six months ended June 30, 2004 in the original Form 10-Q for the quarter ended June 30, 2005 (the “August Restatement”).

Subsequent to the filing of the original Form 10-Q for the quarter ended June 30, 2005, the Company concluded that a further restatement was necessary because it determined that its hedge designation memos do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). During 2000 and 2002, the Company entered into six interest rate swap and two interest rate cap agreements. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is restating the financial statements of the Company for the three and six months ended June 30, 2005 and 2004 in this Amendment No. 1 on Form 10-Q/A to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period, rather than through other comprehensive income.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the August Restatement of the Company’s consolidated financial statements for the quarter ended June 30, 2004, as fully described in Note 14 of this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, management determined that the material weakness described above that led to the August Restatement existed as of June 30, 2005 and has, as a result, effected changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. The Company implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review is now performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company implemented a more comprehensive review of the consolidated statements of cash flows. Management believes these changes remediated the material weakness that led to the August Restatement.

In connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management reassessed the Company’s internal control over financial reporting. As a result of this reassessment, management determined that, although there were no deficiencies in the design of the controls in place with respect to the

Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over re-evaluating the accounting treatment for its derivative instruments based on the formal designation documentation in place did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance. Accordingly, the Company has implemented procedures requiring, in the event that the Company has derivative transactions that it believes qualify for hedge accounting, close consultation with the Company’s independent derivatives specialist during its initial preparation of the formal designation of the instruments to ensure that each of the derivative instruments qualifies for hedge accounting treatment, consistent with the Company’s past practice. In addition, the Company will communicate with its independent derivatives specialist on a quarterly basis going forward from the time a derivative instrument qualifies for hedge accounting to review the Company’s designation documentation to ensure that the instrument continues to qualify for hedge accounting. Management believes these changes remediate the material weakness that led to the further restatement to mark the interest rate cap and interest rate swap agreements to market and to recognize the impact of this mark to market adjustment in the statements of operations for each affected period.

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