Form 10-Q
period 2005-09-30
KILROY REALTY CORP
filed 2005-11-08
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2005, 28,923,325 shares of common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE

As previously reported by Kilroy Realty Corporation (the “Company”) on Forms 8-K filed with the Securities and Exchange Commission on October 25, 2005 and October 31, 2005, the Company determined that its hedge designation memos for six interest rate swap and two interest rate cap agreements entered into by the Company in 2000 and 2002 do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Prior to entering into each of these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each instrument qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is restating its consolidated financial statements for the three and nine months ended September 30, 2004 in this Form 10-Q and will be filing amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period, rather than through other comprehensive income.

In addition, based on a recent related review of the Company’s accounting treatment for tenant improvements reimbursed by the tenant, the Company is also restating its financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants, with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the lives of the related leases. In connection with the restatement, certain other immaterial adjustments have also been recorded.

For a more detailed description of the restatement, see Note 14 to the consolidated financial statements included in this Report.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2005	December 31, 2004
		(As Restated, see Note 14)
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$319,784	$304,033
Buildings and improvements, net	1,456,253	1,465,285
Undeveloped land and construction in progress	134,797	93,912

Total real estate held for investment	1,910,834	1,863,230
Accumulated depreciation and amortization	(403,871)	(372,656)

Total real estate assets, net	1,506,963	1,490,574
CASH AND CASH EQUIVALENTS	8,705	4,853
RESTRICTED CASH	1,565	332
CURRENT RECEIVABLES, NET	3,694	4,843
DEFERRED RENT RECEIVABLES, NET	53,168	46,816
NOTE RECEIVABLE (Note 3)	11,241
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	48,103	50,711
DEFERRED FINANCING COSTS, NET (Note 6)	5,552	5,849
PREPAID EXPENSES AND OTHER ASSETS	5,673	5,046

TOTAL ASSETS	$1,644,664	$1,609,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 5)	$487,727	$490,441
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 5)	199,000	167,000
Accounts payable, accrued expenses and other liabilities (Note 8)	96,547	73,005
Accrued distributions (Note 13)	17,856	16,923
Rents received in advance, tenant security deposits and deferred revenue	38,070	37,979

Total liabilities	983,200	929,348

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS (Note 7):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	53,152	59,491

Total minority interests	126,790	133,129

STOCKHOLDERS’ EQUITY (Note 8):
Preferred stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,923,325 and 28,548,597 shares issued and outstanding, respectively	289	286
Additional paid-in capital	523,027	515,518
Deferred compensation	(2,430)	(1,412)
Distributions in excess of earnings	(107,794)	(89,427)

Total stockholders’ equity	534,674	546,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,644,664	$1,609,024

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated, see Note 14)		(As Restated, see Note 14)
REVENUES (Note 10):
Rental income	$54,297	$50,055	$162,104	$145,808
Tenant reimbursements	5,885	4,717	17,805	15,102
Other property income	187	(273)	810	391

Total revenues	60,369	54,499	180,719	161,301

EXPENSES (Note 10):
Property expenses	10,825	8,339	30,288	25,137
Real estate taxes	4,126	4,295	12,985	12,250
Provision for bad debts	(610)	(522)	795	88
Ground leases	410	334	1,258	996
General and administrative expenses (Note 8)	18,400	9,399	41,214	22,342
Interest expense	9,622	8,656	28,700	25,019
Depreciation and amortization	16,223	14,892	49,650	43,472

Total expenses	58,996	45,393	164,890	129,304

OTHER INCOME AND EXPENSE
Net settlement receipts (payments) on interest rate swaps	183	(705)	143	(2,390)
Gain (loss) on derivative instruments	115	(143)	479	2,143
Interest and other income	223	77	334	462

Total other income (expense)	521	(771)	956	215

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	1,894	8,335	16,785	32,212

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(2,437)	(4,191)	(7,396)
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	226	(543)	(624)	(2,841)

Total minority interests	(1,171)	(2,980)	(4,815)	(10,237)

INCOME FROM CONTINUING OPERATIONS	723	5,355	11,970	21,975

DISCONTINUED OPERATIONS (Note 11)
Revenues from discontinued operations		1,416	1,100	5,876
Expenses from discontinued operations	(26)	(902)	(856)	(3,236)
Net gain on disposition of discontinued operations	17,831	6,212	23,610	6,148
Impairment loss on property held for sale				(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(2,055)	(850)	(2,760)	(1,020)

Total income from discontinued operations	15,750	5,876	21,094	7,042

NET INCOME	16,473	11,231	33,064	29,017
PREFERRED DIVIDENDS	(2,402)	(785)	(7,206)	(2,355)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$14,071	$10,446	$25,858	$26,662

(Loss) income from continuing operations per common share—basic (Note 12)	$(0.06)	$0.16	$0.17	$0.70

(Loss) income from continuing operations per common share—diluted (Note 12)	$(0.06)	$0.16	$0.17	$0.69

Net income per common share—basic (Note 12)	$0.49	$0.37	$0.90	$0.95

Net income per common share—diluted (Note 12)	$0.49	$0.37	$0.90	$0.94

Weighted average shares outstanding—basic (Note 12)	28,760,474	28,271,214	28,685,609	28,202,925

Weighted average shares outstanding—diluted (Note 12)	28,760,474	28,439,665	28,840,527	28,368,505

Dividends declared per common share	$0.510	$0.495	$1.530	$1.485

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock			Deferred Compensation	Distributions in Excess of Earnings	Accumulated Net Other Comprehensive Income	Total
		Number of Shares	Common Stock	Additional Paid-in Capital
BALANCE AT DECEMBER 31, 2004 (as previously reported)	$121,582	28,548,597	$286	$515,285	$(1,412)	$(83,394)	$345	$552,692
Prior period restatement adjustments (see Note 14)				233		(6,033)	(345)	(6,145)

BALANCE AT DECEMBER 31, 2004 (as restated, see Note 14)	121,582	28,548,597	286	515,518	(1,412)	(89,427)	—	546,547
Net income						33,064		33,064
Issuance of restricted stock (Note 8)		103,806	1	4,300	(2,865)			1,436
Forfeiture of restricted stock		(1,179)		(45)	14			(31)
Exercise of stock options		41,231		971				971
Non-cash amortization of restricted stock					1,833			1,833
Repurchase of common stock (Note 8)		(41,379)	(1)	(1,755)				(1,756)
Redemption of common limited partnership units of the Operating Partnership (Note 7)		272,249	3	7,306				7,309
Stock option expense (Note 1)				4				4
Adjustment for minority interest (Note 1)				(3,272)				(3,272)
Preferred dividends						(7,206)		(7,206)
Common dividends declared ($1.53 per share)						(44,225)		(44,225)

BALANCE AT SEPTEMBER 30, 2005	$121,582	28,923,325	$289	$523,027	$(2,430)	$(107,794)	$—	$534,674

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
		(As Restated, See Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,064	$29,017
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of buildings and improvements and leasing costs	49,464	44,198
Net gain on disposition of operating properties	(23,610)	(6,148)
Impairment loss on property held for sale		726
Distributions on Cumulative Redeemable Preferred units	4,191	7,396
Minority interest in earnings of Operating Partnership	3,384	3,861
Non-cash amortization of restricted stock grants	2,622	2,526
Non-cash amortization of deferred financing costs	1,034	1,464
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(1,602)	(1,419)
(Gain) loss on derivative instruments	(479)	(2,143)
Net settlement (receipts) payments on interest rate swaps	(143)	2,390
Amortization of above/below market rents, net	(915)	(18)
Decrease in provision for uncollectible tenant receivables	(333)	(607)
Increase in provision for uncollectible deferred rent receivables	1,126	738
Depreciation of furniture, fixtures and equipment	579	681
Other	3	18
Changes in assets and liabilities:
Current receivables	1,482	1,336
Deferred rent receivables	(9,046)	(8,425)
Deferred leasing costs	(889)	(2,047)
Prepaid expenses and other assets	(1,175)	543
Accounts payable, accrued expenses and other liabilities	29,184	13,202
Rents received in advance, tenant security deposits and deferred revenue	1,695	5,427

Net cash provided by operating activities	89,636	92,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(15,619)	(20,506)
Expenditures for development and redevelopment projects and undeveloped land	(28,633)	(27,674)
Acquisition of an operating property and undeveloped land	(56,226)
Net proceeds received from dispositions of operating properties	48,512	33,439
Increase in escrow deposits	(250)
(Increase) decrease in restricted cash	(1,233)	7,275
Net cash settlement receipts (payments) on interest rate swaps	33	(2,439)

Net cash used in investing activities	(53,416)	(9,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	35,500	115,218
Proceeds from issuance of unsecured senior notes		144,000
Net borrowings (repayments) on unsecured line of credit	32,000	(143,000)
Principal payments on secured debt	(38,214)	(146,334)
Distributions paid to common stockholders and common unitholders	(49,374)	(48,172)
Repurchase of common stock (Note 8)	(1,756)	(1,275)
Financing costs	(491)	(1,331)
Proceeds from exercise of stock options	971	1,599
Distributions paid to preferred stockholders and preferred unitholders	(11,004)	(9,756)

Net cash used in financing activities	(32,368)	(89,051)

Net increase (decrease) in cash and cash equivalents	3,852	(6,240)
Cash and cash equivalents, beginning of period	4,853	9,892

Cash and cash equivalents, end of period	$8,705	$3,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $6,475 and $5,263 at September 30, 2005 and 2004, respectively	$29,086	$22,121

NON-CASH TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,647	$16,097

Note receivable received in connection with the disposition of an operating property	$11,250

Receipt of stock in connection with a lease termination fee		$494

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2005 and 2004

(unaudited)

1.	Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of September 30, 2005, the Company’s stabilized portfolio of operating properties consisted of 84 office buildings (the “Office Properties”) and 48 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.8 million and 4.7 million rentable square feet, respectively, and was 92.8% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of September 30, 2005, the Company did not have any properties in the lease-up phase. As of September 30, 2005, the Company had two development properties under construction, which when completed are expected to encompass approximately 103,300 rentable square feet. The Company had no redevelopment properties under construction as of September 30, 2005.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 88.6% general partnership interest in the Operating Partnership as of September 30, 2005. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. The Company conducts substantially all of its development services through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with the FASB Interpretation No. 46R (“FIN 46R”). As of September 30, 2005, the Company consolidated one VIE in connection with an agreement entered into in September 2005 to facilitate a 1031 tax-deferred property exchange. Under the terms of the agreement, the Company is obligated to purchase the operating property held by the VIE within 180 days of the acquisition of the property to complete the exchange. The Company retains all rights to appreciation and all exposure to depreciation in the value of the property during the period it is held by the VIE. The impact of consolidating the VIE is to increase the Company’s total real estate asset balance by approximately $24 million at September 30, 2005. The acquisition

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the operating property was funded with borrowings under the Company’s Credit Facility (defined in Note 5). As of June 30, 2005, the Company had also consolidated a VIE as a result of an agreement entered into in May 2005 to facilitate a 1031 tax-deferred property exchange. This exchange was completed in July 2005, at which point the Company no longer had an interest in the entity.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123 (revised), “Share-Based Payment” (“FAS 123R”). FAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The new standard will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in 000s, except per share amounts)
Net income available for common stockholders, as reported	$14,071	$10,446	$25,858	$26,662
Add: Stock option expense included in reported net income		7	4	20
Deduct: Total stock option expense determined under fair value recognition method for all awards		(7)	(4)	(24)

Pro forma net income available for common stockholders	$14,071	$10,446	$25,858	$26,658

Net income per common share:
Basic—as reported	$0.49	$0.37	$0.90	$0.95

Basic—pro forma	$0.49	$0.37	$0.90	$0.95

Diluted—as reported	$0.49	$0.37	$0.90	$0.94

Diluted—pro forma	$0.49	$0.37	$0.90	$0.94

2.	Acquisitions

In May 2005, the Company acquired an office property in Brea, California from an unaffiliated third party for a purchase price of $7.3 million. The building, which encompasses approximately 45,900 rentable square feet, was 100% leased as of September 30, 2005.

In June 2005, the Company acquired approximately 11.3 acres of undeveloped land located in San Diego County, California from an unaffiliated third party for approximately $24.0 million.

In September 2005, the Company acquired an industrial property in San Diego, California from an unaffiliated third party for a purchase price of approximately $24 million. The property includes a 20-acre land site and one building, which encompasses approximately 303,000 rentable square feet. Upon acquisition, the Company executed a one-year lease with the seller to continue to occupy the entire building through September 2006. The lease also includes a three-month extension option. The Company will recognize approximately $1.4 million in rental revenue during the next year in connection with this lease. At the termination of the lease, the Company plans to redevelop the site and currently anticipates developing approximately 600,000 to one million square feet of office space. The site includes entitlements to build approximately 1.8 million square feet of office and light industrial space. These acquisitions were each funded with borrowings under the Company’s Credit Facility (defined in Note 5).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Dispositions

During the nine months ended September 30, 2005, the Company sold the following properties:

Address / City	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet
2501 Pullman/1700 Carnegie Santa Ana, CA	Office	March	2	128,266
525 North Brand Glendale, CA	Office	March	1	46,043
5115 North 27th Avenue Phoenix, AZ	Industrial	March	1	130,877
2260 E. El Segundo Blvd El Segundo, CA	Industrial	July	1	113,820

Total			5	419,006

The Company sold four buildings in March 2005 through a portfolio transaction to an unrelated third party for an aggregate gross sales price of $38.7 million. The Company recorded a net gain of approximately $5.8 million in connection with the disposition. The Company sold the one industrial property in July 2005 to an unrelated third party for a gross sales price of $22.5 million, which consisted of an $11.25 million cash payment and an $11.25 million note receivable from the buyer. The note bears interest at an annual rate of 7.0%, requires monthly principal and interest payments based on a 30-year amortization period, and matures in July 2012. In addition, the principal and any accrued and unpaid interest may be prepaid in whole or in part at any time without penalty or premium. As partial consideration for the sale, the Company will also participate in certain future profits from the operation or sale of the property as set forth in a profit participation agreement, without risk of loss or further continuing involvement. The contingent future profits will be recognized in the period they are realized. The Company recorded a net gain of approximately $17.8 million in connection with the disposition. The Company used the net cash proceeds from the sale of these properties to fund its development program and to repay borrowings under the Credit Facility (defined in Note 5). The net income and the net gain on disposition for these properties have been included in discontinued operations for the three and nine months ended September 30, 2005 and 2004 (see Note 11).

4.	Redevelopment Projects

Stabilized Redevelopment Projects

During the nine months ended September 30, 2005, the Company added the following redevelopment projects to the Company’s stabilized portfolio:

Address / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Occupancy as of September 30, 2005
5717 Pacific Center Blvd. Sorrento Mesa San Diego, CA	Office	Q1 2004	Q1 2005	1	68,000	0	%(1)
909 N. Sepulveda Blvd. El Segundo, CA	Office	Q3 2004	Q3 2005	1	244,600	19%

Total				2	312,600

(1)	In August 2005, the Company executed a lease agreement for 100% of this space. The lease is scheduled to commence in December 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Unsecured and Secured Debt

Unsecured Line of Credit

As of September 30, 2005, the Company had borrowings of $199.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $226.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing (4.97% at September 30, 2005), and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Secured Debt

In June 2005, the Company borrowed $35.5 million under a mortgage loan that is secured by eleven properties, requires interest-only payments based on a variable annual interest rate of LIBOR plus 0.90% (4.67% at September 30, 2005) and matures in July 2008. The loan has two one-year extension options and allows for partial recourse, up to 25% of the principal balance of the loan. The Company used a portion of the proceeds to repay an outstanding mortgage loan with a principal balance of $29 million that was scheduled to mature in December 2005. The remainder of the proceeds was used primarily to repay borrowings under the Credit Facility.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements, including a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a maximum dividend payout ratio, minimum debt service coverage and fixed charge coverage ratios, minimum consolidated tangible net worth and a limit of development activities as compared to total assets. The Company was in compliance with all of its debt covenants at September 30, 2005.

Capitalized Interest and Loan Fees

Total interest and loan fees capitalized for the three months ended September 30, 2005 and 2004 were $2.6 million and $2.1 million, respectively. Total interest and loan fees capitalized for the nine months ended September 30, 2005 and 2004 were $6.8 million and $5.7 million, respectively.

6.	Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at September 30, 2005:

Type of Instrument	Notional Amount	Index	Rate	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	2.57%	November 2005	$77
Interest rate swap	25,000	LIBOR	2.98%	December 2006	421
Interest rate swap	25,000	LIBOR	2.98%	December 2006	421

Total included in deferred financing costs					$919

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2005, the Company’s interest-rate swap agreement to fix LIBOR on $50 million of its variable-rate debt at 4.46% expired.

7.	Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned an 88.6% and 87.7% general partnership interest in the Operating Partnership as of September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005, 272,249 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

8.	Stockholders’ Equity and Employee Incentive Plans

In February 2005, the Company’s Executive Compensation Committee granted an aggregate of 101,112 restricted shares of common stock to certain executive officers and key employees. Compensation expense for the restricted shares is calculated based on the closing price per share of $41.35 on the February 23, 2005 grant date. Of the shares granted, 18,139 vest at the end of a one-year period, 61,812 vest in equal annual installments over a two-year period and 21,161 vest in equal annual installments over a five-year period. The Company recorded approximately $0.4 million and $0.3 million in compensation expense related to these restricted stock grants during the three months ended September 30, 2005 and 2004, respectively and $1.0 million during each of the nine months ended September 30, 2005 and 2004.

In May 2005, the Company’s Executive Compensation Committee granted an aggregate of 2,694 restricted shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation plan. Of the shares granted, 1,350 vest at the end of a one-year period and 1,344 vest at the end of a two-year period. Compensation expense for the restricted shares is calculated based on the closing per-share price of $44.56 on the May 17, 2005 grant date. The Company recorded approximately $15,000 and $22,000 related to these restricted stock grants during the three and nine months ended September 30, 2005, respectively.

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provides for cash compensation to be earned at December 31, 2005 if the Company attains certain performance measures based on annualized total stockholder returns on an absolute and relative basis. The amount payable for the absolute component is based upon the amount by which the annualized total return to stockholders over the period exceeds 10%. The targets for the relative component require the Company to obtain an annualized total return to stockholders that is at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period, and includes additional incentives for annualized total return to stockholders that is at or above the 80th percentile. Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the New York Stock Exchange (“NYSE”) for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. Under the absolute portion of the plan, for every $1 change in the Company’s ten-day average closing stock price, the total payable over the three-year term of the plan changes by approximately $1.7 million. During the three months ended September 30, 2005 and 2004, the Company accrued approximately $13.9 million and $5.8 million, respectively, and during the nine months ended September 30, 2005 and 2004, the Company accrued $28.1 million and $10.7

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, respectively, of compensation expense related to this plan, which is included in general and administrative expenses. The total amount accrued relating to the plan was $52.5 million as of September 30, 2005, which is included in accounts payable, accrued expenses and other liabilities.

During the nine months ended September 30, 2005, the Company accepted the return, at the current quoted market price, of 41,379 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$51,280	$45,763	$153,479	$135,050
Property and related expenses	13,400	11,240	41,064	34,683

Net Operating Income, as defined	37,880	34,523	112,415	100,367

Industrial Properties:
Operating revenues(1)	9,089	8,736	27,240	26,251
Property and related expenses	1,351	1,206	4,262	3,788

Net Operating Income, as defined	7,738	7,530	22,978	22,463

Total Reportable Segments:
Operating revenues(1)	60,369	54,499	180,719	161,301
Property and related expenses	14,751	12,446	45,326	38,471

Net Operating Income, as defined	45,618	42,053	135,393	122,830

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Total Net Operating Income, as defined, for reportable segments	45,618	42,053	135,393	122,830
Unallocated other income (expense):
Total other income (expense)	521	(771)	956	215
Other unallocated expenses:
General and administrative expenses	18,400	9,399	41,214	22,342
Interest expense	9,622	8,656	28,700	25,019
Depreciation and amortization	16,223	14,892	49,650	43,472

Income from continuing operations before minority interests and preferred dividends	1,894	8,335	16,785	32,212
Minority interests attributable to continuing operations	(1,171)	(2,980)	(4,815)	(10,237)
Income from discontinued operations	15,750	5,876	21,094	7,042

Net income	16,473	11,231	33,064	29,017
Preferred dividends	(2,402)	(785)	(7,206)	(2,355)

Net income available to common stockholders	$14,071	$10,446	$25,858	$26,662

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net income or loss and the net gain or loss on dispositions of operating properties sold and classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2005 and 2004, discontinued operations included the net income or loss and the net gain on sale of the five buildings sold during the nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, discontinued operations also included the net income, the impairment loss and net gain or loss on sale of the two properties sold in 2004. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
	(in thousands)
REVENUES:
Rental income	$		$1,259	$931	$4,858
Tenant reimbursements			157	138	534
Other property income				31	484

Total revenues			1,416	1,100	5,876

EXPENSES:
Property expenses		18	316	297	1,229
Real estate taxes		8	157	169	555
Provision for bad debts				(3)	45
Depreciation and amortization			429	393	1,407

Total expenses		26	902	856	3,236

(Loss) income from discontinued operations before minority interests		(26)	514	244	2,640
Net gain on disposition of discontinued operations		17,831	6,212	23,610	6,148
Impairment loss					(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations		(2,055)	(850)	(2,760)	(1,020)

Total income from discontinued operations		$15,750	$5,876	$21,094	$7,042

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable assuming the exercise of all dilutive securities. The Company does not consider common units of the Operating Partnership to be dilutive since any issuance of shares of common stock upon the redemption of the common units would be on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$723	$5,355	$11,970	$21,975
Preferred dividends	(2,402)	(785)	(7,206)	(2,355)

(Loss) income from continuing operations available for common stockholders	(1,679)	4,570	4,764	19,620
Discontinued operations	15,750	5,876	21,094	7,042

Net income available for common stockholders—numerator for basic and diluted earnings per share	$14,071	$10,446	$25,858	$26,662

Denominator:
Basic weighted-average shares outstanding	28,760,474	28,271,214	28,685,609	28,202,925
Effect of dilutive securities-stock options and restricted stock		168,451	154,918	165,580

Diluted weighted-average shares and common share equivalents outstanding	28,760,474	28,439,665	28,840,527	28,368,505

Basic earnings per share:
(Loss) income from continuing operations available for common stockholders	$(0.06)	$0.16	$0.17	$0.70
Discontinued operations	0.55	0.21	0.73	0.25

Net income available for common stockholders	$0.49	$0.37	$0.90	$0.95

Diluted earnings per share:
(Loss) income from continuing operations available for common stockholders	$(0.06)	$0.16	$0.17	$0.69
Discontinued operations	0.55	0.21	0.73	0.25

Net income available for common stockholders	$0.49	$0.37	$0.90	$0.94

For the three months ended September 30, 2005, the effect of the assumed exercise of the 78,000 outstanding stock options and the effect of the 155,309 unvested shares of restricted stock were not included in the earnings per share calculation as their effect is antidilutive to the loss from continuing operations available for common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Subsequent Events

On October 18, 2005, aggregate dividends and distributions of approximately $16.6 million were paid to common stockholders and common unitholders of record on September 30, 2005.

On October 3, 2005, the Company borrowed from the Credit Facility to repay an outstanding mortgage loan with a principal balance of $9.8 million that was scheduled to mature in December 2005.

As of the date of this report, the Company is in escrow to sell an industrial property, which encompasses approximately 77,000 rentable square feet and is located at 2265 E. El Segundo. The sale is expected to close in the fourth quarter of 2005 or the first quarter of 2006. The Company expects to record a gain in connection with the disposition.

14.	Restatements

Derivative Instruments

Subsequent to the issuance of the Company’s interim consolidated financial statements for the three and nine months ended September 30, 2004, the Company determined that its hedge designation memos for six interest rate swap and two interest rate cap agreements entered into by the Company in 2000 and 2002 do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Prior to entering into each of these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each instrument qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company has restated its consolidated financial statements for the three and nine months ended September 30, 2004 to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each period, rather than through other comprehensive income.

Leasehold Improvements Paid by Tenants

The Company restated its consolidated financial statements to record a capital asset and related depreciation for leasehold improvements constructed by the Company that are reimbursed by tenants, with a corresponding liability for deferred revenue, which will be amortized into rental revenue over the life of the related leases.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also determined that certain immaterial costs that were previously capitalized and depreciated in subsequent periods should have been expensed. The restated financial statements include an adjustment for these amounts. The following tables summarize the effects of the above mentioned changes on the Company's consolidated financials statements:

Consolidated Balance Sheet

	December 31, 2004
	As Previously Reported	Restatement	As Restated
	(in thousands)
ASSETS
Buildings and improvements, net	$1,445,918	$19,367	$1,465,285
Undeveloped land and construction in progress	96,545	(2,633)	93,912
Accumulated depreciation and amortization	(365,831)	(6,825)	(372,656)
Deferred leasing costs and other related intangibles, net	51,251	(540)	50,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Rents received in advance, tenant security deposits and deferred revenue	21,605	16,374	37,979
Minority Interests: Common unitholders of the Operating partnership	60,351	(860)	59,491
Additional paid-in capital	515,285	233	515,518
Distributions in excess of earnings	(83,394)	(6,033)	(89,427)
Accumulated net other comprehensive income	345	(345)	—

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Operations

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As Previously Reported	Restatement	As Restated	As Previously Reported	Restatement	As Restated
	(in thousands, except per share amounts)
REVENUES:
Rental income	$49,554	$501	$50,055	$144,389	$1,419	$145,808
EXPENSES:
Interest expense	9,540	(884)	8,656	27,898	(2,879)	25,019
Depreciation and amortization	14,456	436	14,892	42,246	1,226	43,472
OTHER INCOME AND EXPENSE:
Net settlement payments on interest rate swaps	—	(705)	(705)	—	(2,390)	(2,390)
(Loss) gain on derivative instruments	—	(143)	(143)	—	2,143	2,143
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	8,234	101	8,335	29,387	2,825	32,212
MINORITY INTERESTS:
Minority interest in earnings of Operating Partnership attributable to continuing operations	(531)	(12)	(543)	(2,484)	(357)	(2,841)
INCOME FROM CONTINUING OPERATIONS	5,266	89	5,355	19,506	2,469	21,975
NET INCOME	11,142	89	11,231	26,549	2,468	29,017
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	10,357	89	10,446	24,194	2,468	26,662
Income from continuing operations per common share—basic	$0.16	$—	$0.16	$0.61	$0.09	$0.70
Income from continuing operations per common share—diluted	$0.16	$—	$0.16	$0.60	$0.09	$0.69
Net income per common share—basic	$0.37	$—	$0.37	$0.86	$0.09	$0.95
Net income per common share—diluted	$0.36	$0.01	$0.37	$0.85	$0.09	$0.94

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2004
	As Previously Reported	Restatement	As Restated
	(in thousands)
Net cash provided by operating activities	$84,364	$8,352	$92,716
Net cash used in investing activities	$(1,553)	$(8,352)	$(9,905)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial statements of the Company and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on the Company’s current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect the Company’s actual results, some of which are beyond its control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of recent natural disasters and increased worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. The Company assumes no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so in connection with its ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to the Company’s business and an investment in its securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information contained in this report, see the discussion under the caption “Business Risks” in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004 and under the caption “Factors That May Influence Future Results of Operations” below.

Impact of Restatements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatements for the three and nine months ended September 30, 2004. For a more detailed description of the restatements, see Note 14 to the accompanying consolidated financial statements included in this Form 10-Q.

Overview and Background

Kilroy Realty Corporation (the “Company”) owns, operates, and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). The Company owns its interests in all of its properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned an 88.6% and 87.7% general partnership interest in the Operating Partnership as of September 30, 2005 and 2004, respectively. The Company conducts substantially all of its development services through Kilroy Services, LLC, which is a wholly owned subsidiary of the Operating Partnership.

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

Rental rates.    For leases that commenced during the three months ended September 30, 2005, rental rates increased 12.6% on a GAAP basis, and 1.7% on a cash basis. Rental rates for leases that commenced during the nine months ended September 30, 2005 increased 1.8% on a GAAP basis, and decreased 7.5% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. Rental rates for the nine months ended September 30, 2005 were significantly impacted by one lease the Company renewed, during the second quarter of 2005, with a tenant located in one office complex in Seattle, Washington which had a decrease in the rental rate of 62.0% and 63.6% on a GAAP and cash basis, respectively. The substantial decline in rental rates was mainly attributable to the prior lease having a term of approximately twenty-five years. Since this lease had periodic rent escalations and the lease term was longer than the Company’s average lease term, the ending rental rate was significantly above market. Excluding this lease, the change in rental rates for the nine months ended September 30, 2005 would have been an increase of 7.8% on a GAAP basis and a decrease of 2.5% on a cash basis. Management believes that the average rental rates for its properties are approximately at the current average quoted market rates, although individual properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. The Company cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 906,000 square feet of currently available space in the Company’s stabilized portfolio, leases representing approximately 0.8% and 9.6% of the leased square footage of the Company’s stabilized portfolio are scheduled to expire during the remainder of 2005 and 2006, respectively. The leases scheduled to expire during the remainder of 2005 and the leases scheduled to expire in 2006 represent approximately 0.6 million square feet of office space, or 6.3% of the Company’s total annualized base rent, and 0.7 million square feet of industrial space, or 2.3% of the Company’s total annualized base rent, respectively. Management believes that the average rental rates for leases scheduled to expire during the remainder of 2005 and 2006 are slightly above the current average quoted market rates. The Company’s ability to re-lease available space depends upon the market conditions in the specific submarkets in which the properties are located.

Submarket Information

Los Angeles County.    There continue to be signs of improvement in market conditions in the overall Los Angeles County region in 2005, based on third-party reports of positive net absorption and decreased levels of direct vacancy as well as an increased level of interest in leasing opportunities at the Company’s properties. Most notable have been the improvements seen in the West Los Angeles and Long Beach submarkets. The El Segundo submarket remains the Company’s most significant leasing challenge. However, management has begun to see signs of improvement in the region. At September 30, 2005, the Company’s Los Angeles stabilized office portfolio was 88% occupied with approximately 376,000 vacant rentable square feet as compared to 91% occupied with approximately 257,100 vacant rentable square feet at December 31, 2004. The decrease in occupancy was primarily attributable to one redevelopment project that was added to the stabilized portfolio during the third quarter of 2005 since one year had passed following substantial completion. As of the date of this report, the Company had executed leases or letters of intent for approximately 49% of the space, 19% of which was occupied as of that date. The building is located in a two-building office complex in the El Segundo submarket. As noted above, the El Segundo submarket is the Company’s most significant leasing challenge, as vacancy rates remain the highest in the region. However, the Company’s leasing efforts continue to show progress with several new office leases signed during the year in this office complex and at other properties in this submarket. The other building in this office complex, which encompasses approximately 127,900 rentable square feet, was approximately 88% leased as of September 30, 2005 compared to 37% as of December 31, 2004. Management expects conditions in the El Segundo submarket to continue to improve given the strength in the neighboring submarkets. As of September 30, 2005, leases representing an aggregate of approximately 26,300 and 223,000 rentable square feet are scheduled to expire during the remainder of 2005 and 2006, respectively, in the Los Angeles County submarket.

San Diego County.    San Diego County remains one of the strongest markets in Southern California real estate based on third-party reports of positive absorption, increased rental rates and growing tenant demand. The Company continues to expand its presence in this market by aggressively seeking and obtaining development and redevelopment opportunities in the region. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs.” As of September 30, 2005, the Company’s San Diego stabilized office portfolio was 92% occupied with approximately 285,300 vacant rentable square feet compared to 97% occupied with approximately 102,300 vacant rentable square feet as of December 31, 2004. The decrease in occupancy is partially attributable to one redevelopment project, encompassing approximately 68,000 rentable square feet, that was previously in the lease-up phase and was added to the stabilized portfolio during the first quarter of 2005 since one year had passed following substantial completion. In August 2005, the Company executed a lease for 100% of this space, which is scheduled to commence per the lease agreement in December 2005. The decrease in occupancy is also attributable to lease expirations at two buildings in the Sorrento Mesa submarket, which were previously 100% occupied. One of the buildings, encompassing approximately 130,000 rentable square feet, was 11% occupied and the other building, encompassing approximately 63,400 rentable square feet was vacant as of September 30, 2005. There are no leases scheduled to expire during the remainder of 2005 and leases representing an aggregate of approximately 499,700 rentable square feet are scheduled to expire during 2006 in this region.

Given the geographic concentration of the Company’s development program in San Diego County, the Company’s operating results may be affected by the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, which affect San Diego’s ability to finance capital projects and may impact real estate development, costs of development and market conditions in this important submarket. As of the date of this report, the Company has not experienced any material effects arising from this situation.

Orange County.    As of September 30, 2005, the Company’s Orange County properties were 98% occupied with approximately 106,400 vacant rentable square feet as compared to 99% occupied with approximately 35,200 vacant rentable square feet as of December 31, 2004. As of September 30, 2005, leases representing an aggregate of approximately 54,700 and 339,000 rentable square feet were scheduled to expire during the remainder of 2005 and 2006, respectively, in this region.

Sublease space.    Of the Company’s leased space at September 30, 2005, approximately 742,300 rentable square feet, or 5.9%, of the square footage in the Company’s stabilized portfolio was available for sublease, as compared to 435,200 rentable square feet, or 3.5% at December 31, 2004. Of the 5.9% of available sublease space in the Company’s stabilized portfolio as of September 30, 2005, approximately 3.6% was vacant space and the remaining 2.3% was occupied. Approximately 55% and 42% of the available sublease space as of September 30, 2005 is located in the San Diego and Orange County submarkets, respectively. Of the approximately 742,300 rentable square feet available for sublease at September 30, 2005, none is scheduled to expire in 2005. Approximately 20,800 rentable square feet represents leases scheduled to expire during 2006.

Negative trends or other events that impair the Company’s ability to renew or re-lease space and its ability to maintain or increase rental rates in its submarkets could have an adverse effect on the Company’s future financial condition, results of operations and cash flows.

Recent Information Regarding Significant Tenants

The Boeing Company.    As of September 30, 2005, the Company’s largest tenant, The Boeing Company, leased an aggregate of approximately 777,000 rentable square feet of office space under five separate leases, representing approximately 5.1% of the Company’s total annual base rental revenues. In April 2005, The Boeing Company extended, renewed or otherwise modified three of its existing leases. It extended one lease, which was scheduled to expire in January 2006, at a building located in El Segundo, encompassing approximately 101,000 rentable square feet. The extended lease expires in January 2007 and can be terminated by either party with 60-days advance notice anytime after April 30, 2006. The Boeing Company also renewed one lease at a building located in Anaheim, encompassing approximately 65,500 rentable square feet. The lease, which was originally scheduled to expire in October 2005, was extended through October 2010. In addition, an amendment was signed for a lease in Long Beach whereby The Boeing Company reduced its rentable square feet from 43,600 rentable square feet to 15,500 rentable square feet. This lease expired on September 30, 2005. Furthermore, one lease, encompassing approximately 211,100 rentable square feet, is scheduled to expire in December 2007; however, under the terms of the lease, The Boeing Company has the right to terminate this lease effective December 31, 2006 by giving the Company written notice one year in advance. The remaining two leases for approximately 286,000 and 113,000 rentable square feet are scheduled to expire on July 31, 2007 and March 31, 2009, respectively.

Intuit, Inc.    As of September 30, 2005, Intuit, Inc. (“Intuit”), the Company’s sixth largest tenant, leased an aggregate of approximately 278,700 rentable square feet of office space under four separate leases, representing approximately 2.4% of the Company’s total annual base rental revenues. In March 2005, the Company executed a ten-year lease agreement with Intuit for approximately 365,000 rentable square feet of additional space. Under this agreement, Intuit will lease three of the four buildings in an office complex that the Company has committed to develop in the 56 Corridor submarket in San Diego County. See additional information regarding the Company’s development projects under the caption “—Development and redevelopment programs.” In November 2005, Intuit exercised its option to lease the fourth building. Of the currently occupied space, one of the leases, encompassing approximately 212,000 rentable square feet, is scheduled to expire in April 2007. In connection with the new lease agreement, Intuit has the option to remain in approximately 141,000 rentable square feet of this space until it can occupy the new buildings, which is expected to be in the third quarter of 2007. In addition, Intuit has extended its lease for the remaining 71,000 rentable square feet until August 2009. Intuit also has two leases in Calabasas which encompass an aggregate of approximately 63,000 rentable square feet and executed a third lease in October 2005 for approximately 28,000 rentable square feet, which will commence in December 2005. All three leases are scheduled to expire in July 2014. The last lease with Intuit is located in Long Beach and encompasses approximately 3,000 rentable square feet. This lease is scheduled to expire in December 2005. Upon commencement of the new San Diego lease, Intuit is projected to become the Company’s largest tenant based on its percentage of the Company’s total annual base rental revenues.

Development and redevelopment programs.    Management believes that a significant portion of the Company’s potential growth over the next several years will continue to come from its development pipeline. The Company has continued to aggressively seek and obtain development opportunities in the San Diego County region, as it remains one of the strongest markets in Southern California. The Company has made significant progress in expanding its development program in 2005 through new lease transactions and targeted acquisitions as summarized below.

In March 2005, the Company committed to develop a four-building office complex in the 56 Corridor submarket of San Diego County. As of the date of this report, the Company has pre-leased all four buildings, or 100% of the rentable square feet, to a single tenant. See additional information under the caption “—Recent Information Regarding Significant Tenants—Intuit, Inc.” The Company began construction on the first phase of the project in the third quarter of 2005 and expects to complete the buildings, which will encompass an aggregate of approximately 466,000 rentable square feet, in the third quarter of 2007. The project has a total estimated investment of approximately $145 million. In June 2005, the Company acquired approximately 11.3 acres of undeveloped land located immediately adjacent to this project. The land site includes entitlements to build approximately 350,000 rentable square feet of office space.

In June 2005, the Company executed a lease agreement with a single tenant for a new three-building corporate headquarters in its Innovation Corporate Center, located in the San Diego County I-15 Corridor submarket. Two of the buildings, encompassing an aggregate of approximately 103,000 rentable square feet, are currently under construction and are scheduled to be completed in the fourth quarter of 2005. The Company plans to commence construction on the third building, which will encompass approximately 75,000 rentable square feet, in the first quarter of 2006. The total estimated investment for the three buildings is approximately $43 million.

In September 2005, the Company purchased a fully-entitled 20-acre land site, which includes a 303,000 square foot building, located in the San Diego County I-15 Corridor submarket. The Company executed a one-year lease with the seller to continue to occupy 100% of the space through September 2006. The lease also includes a three-month extension option. At the termination of the lease, the Company plans to redevelop the site and currently anticipates developing approximately 600,000 to one million square feet of office space. The site includes entitlements to build approximately 1.8 million square feet of office and light industrial space.

The Company also owns approximately 49.5 acres of undeveloped land, including the 11.3 acres acquired in June 2005, upon which the Company currently expects to develop an aggregate of approximately 1.1 million rentable square feet of office space within the next three to five years. All of the Company’s undeveloped land is located in San Diego County. See additional information regarding the Company’s development portfolio under the caption “Development” in this report.

Management believes that another possible source of the Company’s potential growth over the next several years is redevelopment opportunities within its existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, the Company will continue to pursue future redevelopment opportunities in its strategic submarkets where no land available for development exists. The Company had no redevelopment properties under construction as of September 30, 2005.

The Company has a proactive planning process by which it continually evaluates the size, timing, costs and scope of its development and redevelopment programs and, as necessary, scales activity to reflect the economic conditions and the real estate fundamentals that exist in the Company’s strategic submarkets. However, the Company may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete projects on schedule or within budgeted amounts, which could adversely affect the Company’s financial condition, results of operations and cash flows.

Other Factors.    The Company’s operating results are and may continue to be affected by uncertainties and problems associated with the deregulation of the utility industry in California, since 95.7% of the total rentable square footage of the Company’s stabilized portfolio is located in California. Energy deregulation has resulted in higher utility costs in some areas of the state and intermittent service interruptions. In addition, primarily as a result of the events of September 11, 2001, the Company’s annual insurance costs increased across its portfolio by approximately 14%, 11% and 12% during 2002, 2003 and 2004, respectively. However, insurance costs have remained relatively constant for the nine months ended September 30, 2005 as compared to the same period in 2004. As of the date of this report, the Company has not experienced any material effects arising from either of these issues.

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

Incentive Compensation.    The Company has long-term incentive compensation programs that provide for cash and stock compensation to be earned by the Company’s senior officers if the Company attains certain performance measures that are based on annualized stockholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. As a result, accrued incentive compensation in future periods is affected by the ten-day average closing price per share of the Company’s common stock at the end of each quarter. Future increases or decreases in the price per share of the Company’s common stock and the resultant cumulative annualized stockholder return calculations will cause an increase or decrease to the quarterly adjustment of the amount accrued relating to this program, resulting in an increase or decrease to general and administrative expenses and a corresponding decrease or increase to net income available to common stockholders. Under the absolute component of a special long-term plan for the Company’s executive officers, every $1 change in the Company’s ten-day average closing stock price equates to an approximate $1.7 million change in the total amount payable at the end of the three-year term of the plan (see Note 8 to the Company’s consolidated financial statements for further discussion about the program). Management cannot predict the amounts that will ultimately be recorded in future periods related to these programs since they are significantly influenced by the Company’s stock price and market conditions.

Results of Operations

As of September 30, 2005, the Company’s stabilized portfolio was comprised of 84 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.8 million rentable square feet, and 48 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.7 million rentable square feet. The Company’s stabilized portfolio of operating properties consists of all the Properties, and excludes properties recently developed or redeveloped by the Company that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of September 30, 2005, the Office and Industrial Properties represented 84.2% and 15.8%, respectively, of the Company’s annualized base rent. For the three months ended September 30, 2005, average occupancy in the Company’s stabilized portfolio was 93.9% compared to 93.2% for the three months ended September 30, 2004. As of September 30, 2005, the Company had approximately 906,000 rentable square feet of vacant space in its stabilized portfolio compared to 830,900 rentable square feet as of September 30, 2004.

The following table reconciles the changes in the rentable square feet in the Company’s stabilized portfolio of operating properties from September 30, 2004 to September 30, 2005. Rentable square footage in the Company’s portfolio of stabilized properties increased by approximately 0.5 million to 12.5 million at September 30, 2005, compared to 12.0 million at September 30, 2004.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Square Feet	Number of Buildings	Square Feet	Number of Buildings	Square Feet
Total at September 30, 2004	82	7,392,594	49	4,601,567	131	11,994,161
Acquisitions	3	327,730	1	303,000	4	630,730
Properties added from the Redevelopment Portfolio	2	309,598			2	309,598
Dispositions(1)	(3)	(174,309)	(2)	(244,697)	(5)	(419,006)
Remeasurement		(10,196)		1,038		(9,158)

Total at September 30, 2005	84	7,845,417	48	4,660,908	132	12,506,325

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold and held for sale are included in discontinued operations in the consolidated statement of operations.

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Management internally evaluates the operating performance and financial results of its portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Company defines Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 of the Company’s consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income available to common stockholders for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$37,880	$34,523	$3,357	9.7%
Industrial Properties	7,738	7,530	208	2.8

Total portfolio	45,618	42,053	3,565	8.5

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	45,618	42,053	3,565	8.5
Other expenses:
General and administrative expenses	18,400	9,399	9,001	95.8
Interest expense	9,622	8,656	966	11.2
Depreciation and amortization	16,223	14,892	1,331	8.9
Total other income (expense)	521	(771)	1,292	(167.6)

Income from continuing operations before minority interests and preferred dividends	1,894	8,335	(6,441)	(77.3)
Minority interests attributable to continuing operations	(1,171)	(2,980)	1,809	(60.7)
Income from discontinued operations	15,750	5,876	9,874	168.0

Net income	16,473	11,231	5,242	46.7
Preferred dividends	(2,402)	(785)	(1,617)	206.0

Net income available to common stockholders	$14,071	$10,446	$3,625	34.7%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended September 30, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
Operating Revenues:
Rental Income	$46,251	$42,186	$4,065	9.6%	$39,631	$38,797	$834	2.1%
Tenant Reimbursements	4,842	3,852	990	25.7	4,544	3,742	802	21.4
Other Property Income	187	(275)	462	(168.0)	175	(276)	451	(163.4)

Total	51,280	45,763	5,517	12.1	44,350	42,263	2,087	4.9

Property Expenses
Property Expenses	10,161	7,846	2,315	29.5	9,153	7,532	1,621	21.5
R/E Taxes	3,371	3,583	(212)	(5.9)	2,936	3,273	(337)	(10.3)
Provision	(542)	(523)	(19)	3.6	(729)	(582)	(147)	25.3
Ground Leases	410	334	76	22.8	410	334	76	22.8

Total	13,400	11,240	2,160	19.2	11,770	10,557	1,213	11.5

Net Operating Income	$37,880	$34,523	$3,357	9.7%	$32,580	$31,706	$874	2.8%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties increased $5.5 million, or 12.1%, to $51.3 million for the three months ended September 30, 2005 compared to $45.8 million for the three months ended September 30, 2004. Rental income from Office Properties increased $4.1 million, or 9.6%, to $46.3 million for the three months ended September 30, 2005 compared to $42.2 million for the three months ended September 30, 2004. Rental income generated by the Core Office Portfolio increased $0.8 million, or 2.1%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 0.6% to 93.1% for the three months ended September 30, 2005 compared to 92.5% for the same period in 2004. The remaining $3.3 million increase in rental income was attributable to a $2.6 million increase in rental income generated by the two office buildings acquired by the Company in the fourth quarter of 2004 and one office building acquired by the Company in the second quarter of 2005 (the “Office Acquisition Properties”), a $0.4 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (the “Office Development Property”) and a $0.3 million increase in rental income generated by the office redevelopment properties that were completed during 2004 and added to the stabilized portfolio in 2005 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $1.0 million, or 25.7%, to $4.8 million for the three months ended September 30, 2005 compared to $3.8 million for the three months ended September 30, 2004. Of this increase, $0.8 million was generated by the Core Office Portfolio due to an increase in occupancy in this portfolio, as mentioned above, and an increase in reimbursable expenses. Of the remaining increase of $0.2 million in tenant reimbursements, $0.1 million was attributable to the Office Development Property and $0.1 million was attributable to both the Office Redevelopment Properties and the Office Acquisition Properties. Other property income from Office Properties increased approximately $0.5 million, or 168.0%, for the three months ended September 30, 2005 compared to the same period in 2004. Other property income for the three months ended September 30, 2004 included a $1.8 million charge related to a proposed settlement for outstanding litigation offset by $1.3 million of other income related to a lease termination in 2001. This additional income had previously been reserved for financial reporting purposes until certain contingencies with the lease termination had been resolved. Other income for both periods consisted primarily of lease termination fees and other related income associated with early lease terminations within the Core Office Portfolio.

Total expenses from Office Properties increased $2.2 million, or 19.2%, to $13.4 million for the three months ended September 30, 2005 compared to $11.2 million for the three months ended September 30, 2004. Property expenses from Office Properties increased $2.3 million, or 29.5%, to $10.1 million for the three months ended September 30, 2005 compared to $7.8 million for the three months ended September 30, 2004. An increase of $1.6 million, or 21.5%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures and an increase in variable operating expenses related to the increase in occupancy. Of the remaining increase of $0.7 million in property expenses, $0.4 million was attributable to the Office Acquisition Properties, $0.2 million was attributable to the Office Redevelopment Properties and $0.1 million was attributable to the Office Development Property. Real estate taxes from Office Properties decreased $0.2 million, or 5.9%, for the three months ended September 30, 2005 as compared to the same period in 2004. This decrease was primarily due to refunds received in 2005 for prior years’ real estate taxes, which were successfully appealed. The provision for bad debts from Office Properties remained consistent for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties increased $0.1 million, or 22.8%, to $0.4 million for the three months ended September 30, 2005 compared to $0.3 million for the three months ended September 30, 2004.

Net Operating Income, as defined, from Office Properties increased $3.4 million, or 9.7%, to $37.9 million for the three months ended September 30, 2005 compared to $34.5 million for the three months ended September 30, 2004. Of this increase, $0.9 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $2.5 million, $1.9 million was generated by the Office Acquisition Properties, $0.3 million was generated by the Office Redevelopment Properties and $0.3 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$8,046	$7,869	$177	2.2%
Tenant reimbursements	1,043	865	178	20.6
Other property income	—	2	(2)	(100.0)

Total	9,089	8,736	353	4.0

Property and related expenses:
Property expenses	664	493	171	34.7
Real estate taxes	755	712	43	6.0
Provision for bad debts	(68)	1	(69)	(6900.0)

Total	1,351	1,206	145	12.0

Net Operating Income, as defined	$7,738	$7,530	$208	2.8%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at September 30, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005, except for one industrial building purchased during the third quarter of 2005. Rental income from Industrial Properties for the three months ended September 30, 2005 includes approximately $8,000 related to this property.

Total revenues from Industrial Properties increased $0.4 million, or 4.0%, to $9.1 million for the three months ended September 30, 2005 as compared to $8.7 million for the three months ended September 30, 2004. Rental income from Industrial Properties increased $0.2 million, or 2.2%, to $8.0 million for the three months ended September 30, 2005 compared to $7.8 million for the three months ended September 30, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 1.1% to 97.4% for the three months ended September 30, 2005 as compared to 96.3% for the three months ended September 30, 2004.

Tenant reimbursements from Industrial Properties increased $0.2 million, or 20.6%, to $1.0 million for the three months ended September 30, 2005 compared to $0.8 million for the three months ended September 30, 2004. This increase is primarily associated with an increase in occupancy in this portfolio and a subsequent increase in reimbursable expenses. Other property income from Industrial Properties remained consistent during the three months ended September 30, 2005 as compared to the same period in 2004.

Total expenses from Industrial Properties increased $0.2 million, or 12.0%, to $1.4 million for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004. Property expenses from Industrial Properties increased $0.2 million, or 34.7%, to $0.7 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004. This increase is mainly attributable to an increase in repairs and maintenance expenditures. Real estate taxes from Industrial Properties remained consistent at approximately $0.7 million during the three months ended September 30, 2005 compared to the same period in 2004. The provision for bad debts from Industrial Properties decreased $0.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties increased $0.2 million, or 2.8%, to $7.7 million for the three months ended September 30, 2005 compared to $7.5 million for the three months ended September 30, 2004.

Non-Property Related Income and Expenses

General and administrative expenses increased $9.0 million, or 95.8%, to $18.4 million for the three months ended September 30, 2005 compared to $9.4 million for the three months ended September 30, 2004. The increase was primarily due to an $8.5 million increase in the charge for accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative stockholder returns (see Note 8 to the Company’s consolidated financial statements for further discussion about the program). Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the NYSE for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The increase in the charge for accrued incentive compensation is due to the increase in the share price of the Company’s common stock at the end of the third quarter of 2005 as compared to the end of the second quarter of 2005 and the resultant cumulative adjustment recorded as of September 30, 2005 for the change in estimated compensation expense attributable to prior periods. The amounts accrued in future periods related to this plan will increase and decrease as the ten-day average price per share of the Company’s common stock at the end of each period increases or decreases. The remaining increase is primarily due to an increase in reporting, public company and payroll related expenses.

Net interest expense increased $1.0 million, or 11.2%, to $9.6 million for the three months ended September 30, 2005 as compared to $8.6 million for the three months ended September 30, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $1.5 million, or 14.0%, to $12.2 million for the three months ended September 30, 2005 compared to $10.7 million for the three months ended September 30, 2004 due to a higher average outstanding debt balance and increasing interest rates during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Total capitalized interest and loan fees increased $0.5 million, or 25.9%, to $2.6 million for the three months ended September 30, 2005 compared to $2.1 million for the three months ended September 30, 2004. This increase is primarily due to higher average construction in progress balances eligible for capitalization during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Depreciation and amortization increased $1.3 million, or 8.9%, to $16.2 million for the three months ended September 30, 2005 compared to $14.9 million for the three months ended September 30, 2004. This increase was mainly attributable to depreciation and amortization generated by the Office Acquisition Properties.

Other income and expense increased approximately $1.3 million, or 167.6%, to $0.5 million of income for the three months ended September 30, 2005 compared to $0.8 million of expense for the three months ended September 30, 2004. The increase in income was primarily due to a $0.9 million decrease in net cash settlement payments on the Company’s interest rate swap agreements as a result of a change in the composition of the Company’s derivative instruments and increasing interest rates. The Company had four outstanding interest rate swaps during 2004 with an aggregate notional amount of $150 million and a weighted average fixed swap rate of 3.34%. One of these interest rate swaps, which had a notional amount of $50 million and fixed swap rate of 4.46%, expired in January 2005. The remaining three instruments, which have an aggregate notional amount of $100 million and a weighted average interest fixed swap rate of 2.78%, expire in the fourth quarter of 2005 and in 2006.

Comparison of the Nine months ended September 30, 2005 to the Nine Months Ended September 30, 2004

The following table reconciles the Company’s Net Operating Income by segment to the Company’s net income for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2005	2004
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$112,415	$100,367	$12,048	12.0%
Industrial Properties	22,978	22,463	515	2.3

Total portfolio	135,393	122,830	12,563	10.2

Reconciliation to Consolidated Net Income:
Net Operating Income, as defined for reportable segments	135,393	122,830	12,563	10.2
Other expenses:
General and administrative expenses	41,214	22,342	18,872	84.5
Interest expense	28,700	25,019	3,681	14.7
Depreciation and amortization	49,650	43,472	6,178	14.2
Total other income	956	215	741	344.7

Income from continuing operations before minority interests and preferred dividends	16,785	32,212	(15,427)	(47.9)
Minority interests attributable to continuing operations	(4,815)	(10,237)	5,422	(53.0)
Income from discontinued operations	21,094	7,042	14,052	199.5

Net income	33,064	29,017	4,047	13.9
Preferred dividends	(7,206)	(2,355)	(4,851)	206.0

Net income available to common stockholders	$25,858	$26,662	$(804)	(3.0)%

Rental Operations

Management evaluates the operations of its portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$138,045	$122,199	$15,846	13.0%	$118,809	$113,659	$5,150	4.5%
Tenant reimbursements	14,696	12,473	2,223	17.8	13,513	12,339	1,174	9.5
Other property income	738	378	360	95.2	723	354	369	104.2

Total	153,479	135,050	18,429	13.6	133,045	126,352	6,693	5.3

Property and related expenses:
Property expenses	28,217	23,472	4,745	20.2	25,514	22,364	3,150	14.1
Real estate taxes	10,805	10,151	654	6.4	9,255	9,445	(190)	(2.0)
Provision for bad debts	784	64	720	1,125.0	267	(103)	370	(359.2)
Ground leases	1,258	996	262	26.3	1,258	996	262	26.3

Total	41,064	34,683	6,381	18.4	36,294	32,702	3,592	11.0

Net Operating Income, as defined	$112,415	$100,367	$12,048	12.0%	$96,751	$93,650	$3,101	3.3%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005.

Total revenues from Office Properties increased $18.4 million, or 13.6%, to $153.5 million for the nine months ended September 30, 2005 compared to $135.1 million for the nine months ended September 30, 2004. Rental income from Office Properties increased $15.8 million, or 13.0%, to $138.0 million for the nine months ended September 30, 2005 compared to $122.2 million for the nine months ended September 30, 2004. Rental income generated by the Core Office Portfolio increased $5.1 million, or 4.5%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase in the Core Office Portfolio is primarily due to an increase in occupancy. Average occupancy in the Core Office Portfolio increased 3.4% to 94.0% for the nine months ended September 30, 2005 compared to 90.6% for the same period in 2004. The remaining $10.7 million increase in rental income was attributable to a $7.1 million increase in rental income generated by the Office Acquisition Properties, a $2.3 million increase in rental income generated by the Office Redevelopment Properties and a $1.3 million increase in rental income generated by the Office Development Property.

Tenant reimbursements from Office Properties increased $2.2 million, or 17.8%, to $14.7 million for the nine months ended September 30, 2005 compared to $12.5 million for the nine months ended September 30, 2004. Tenant reimbursements generated by the Core Office Portfolio increased $1.2 million, or 9.5%, to $13.5 million for the nine months ended September 30, 2005 compared to $12.3 million for the nine months ended September 30, 2004. This increase is mainly attributable to the increase in occupancy in the Core Office Portfolio noted above. The remaining increase in tenant reimbursements is attributable to an increase of $0.7 million generated by the Office Redevelopment Properties, an increase of $0.2 million generated by the Office Development Property and an increase of $0.1 million generated by the Office Acquisition Properties. Other property income from Office Properties increased approximately $0.3 million, or 95.2%, to $0.7 million for the nine months ended September 30, 2005 compared to $0.4 million for the nine months ended September 30, 2004. Other property income for the nine months ended September 30, 2004 included a $1.8 million charge related to a proposed settlement for outstanding litigation offset by $1.3 million of other income related to a lease termination in 2001. This additional income had previously been reserved for financial reporting purposes until certain contingencies with the lease termination had been resolved. Other income for both periods consisted primarily of lease termination fees and other related income.

Total expenses from Office Properties increased $6.4 million, or 18.4%, to $41.1 million for the nine months ended September 30, 2005 compared to $34.7 million for the nine months ended September 30, 2004. Property expenses from Office Properties increased $4.7 million, or 20.2%, to $28.2 million for the nine months ended September 30, 2005 compared to $23.5 million for the nine months ended September 30, 2004. An increase of $3.2 million, or 14.1%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures and an increase in variable operating expenses related to the increase in occupancy. Of the remaining increase of $1.5 million in property expenses, $1.0 million was attributable to the Office Acquisition Properties, $0.3 million was attributable to the Office Redevelopment Properties and $0.2 million was attributable to the Office Development Property. Real estate taxes from Office Properties increased $0.7 million, or 6.4%, for the nine months ended September 30, 2005 as compared to the same period in 2004. Real estate taxes for the Core Office Portfolio decreased $0.2 million, or 2.0%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This decrease was primarily due to refunds received in 2005 for prior years’ real estate taxes, which were successfully appealed. An increase of $0.9 million in real estate taxes was attributable to an $0.8 million increase from the Office Acquisition Properties and a $0.1 million increase from the Office Development Property. The provision for bad debts from Office Properties increased $0.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company increased its reserves for certain tenants on the Company’s watchlist that the Company closely monitors because the tenant may be experiencing financial difficulties or are consistently late in paying outstanding balances. The Company evaluates its reserve levels on a quarterly basis. Ground lease expense for Office Properties increased $0.3 million, or 26.3%, to $1.3 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended September 30, 2004.

Net Operating Income, as defined, from Office Properties increased $12.0 million, or 12.0%, to $112.4 million for the nine months ended September 30, 2005 compared to $100.4 million for the nine months ended September 30, 2004. Of this increase, $3.1 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $8.9 million, $5.3 million was generated by the Office Acquisition Properties, $2.6 million was generated by the Office Redevelopment Properties and $1.0 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$24,059	$23,609	$450	1.9%
Tenant reimbursements	3,109	2,629	480	18.3
Other property income	72	13	59	453.8

Total	27,240	26,251	989	3.8

Property and related expenses:
Property expenses	2,071	1,665	406	24.4
Real estate taxes	2,180	2,099	81	3.9
Provision for bad debts	11	24	(13)	(54.2)

Total	4,262	3,788	474	12.5

Net Operating Income, as defined	$22,978	$22,463	$515	2.3%

(1)	The Total Industrial Portfolio is the same as the Company’s Core Industrial Portfolio at September 30, 2005, which represents properties owned and stabilized at January 1, 2004 and still owned and stabilized at September 30, 2005, except for one industrial building purchased during the third quarter of 2005. Rental income from Industrial Properties for the nine months ended September 30, 2005 includes approximately $8,000 related to this property.

Total revenues from Industrial Properties increased $1.0 million, or 3.8%, to $27.2 million for the nine months ended September 30, 2005 as compared to $26.2 million for the nine months ended September 30, 2004. Rental income from Industrial Properties increased $0.5 million, or 1.9%, to $24.1 million for the nine months ended September 30, 2005 compared to $23.6 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.9% to 95.9% for the nine months ended September 30, 2005 as compared to 95.0% for the nine months ended September 30, 2004.

Tenant reimbursements from Industrial Properties increased $0.5 million, or 18.3%, to $3.1 million for the nine months ended September 30, 2005 compared to $2.6 million for the nine months ended September 30, 2004. This increase is primarily associated with an increase in occupancy in this portfolio and a subsequent increase in reimbursable expenses. Other property income from Industrial Properties increased $0.1 million during the nine months ended September 30, 2005 as compared to the same period in 2004. Other property income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.5 million, or 12.5%, to $4.3 million for the nine months ended September 30, 2005 compared to $3.8 million for the nine months ended September 30, 2004. Property expenses from Industrial Properties increased $0.4 million, or 24.4%, to $2.1 million for the nine months ended September 30, 2005 compared to $1.7 million for the nine months ended September 30, 2004. This increase is mainly attributable to an increase in repairs and maintenance expenditures. Real estate taxes from Industrial Properties increased $0.1 million, or 3.9%, to $2.2 million for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004. The provision for bad debts remained consistent for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The Company evaluates its reserve levels on a quarterly basis.

Net Operating Income, as defined, from Industrial Properties increased $0.5 million, or 2.3%, to $23.0 million for the nine months ended September 30, 2005 compared to $22.5 million for the nine months ended September 30, 2004.

Non-Property Related Income and Expenses

General and administrative expenses increased $18.9 million, or 84.5%, to $41.2 million for the nine months ended September 30, 2005 compared to $22.3 million for the nine months ended September 30, 2004. The increase was primarily due to a $17.9 million increase in the charge for accrued incentive compensation and was driven by a special long-term incentive plan for the Company’s executive officers for which the amount payable under the plan is based on the Company’s absolute and relative stockholder returns (see Note 8 to the Company’s consolidated financial statements for further discussion about the program). Compensation expense under this program is accounted for using variable plan accounting. The Company estimates the amount to be paid based on the average closing share price of the Company’s common stock as reported on the NYSE for the last ten days of the period, and records compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that has elapsed through the end of the period. The increase in the charge for accrued incentive compensation is due to the increase in the share price of the Company’s stock at the end of the third quarter of 2005 as compared to the share price at December 31, 2004 and the resultant cumulative adjustment recorded as of September 30, 2005 for the change in estimated compensation expense attributable to prior periods. The amounts accrued in future periods related to this plan will increase and decrease as the ten-day average price per share of the Company’s common stock at the end of each period increases or decreases. The remaining increase is primarily due to an increase in reporting, public company and payroll related expenses.

Net interest expense increased $3.7 million, or 14.7%, to $28.7 million for the nine months ended September 30, 2005 compared to $25.0 million for the nine months ended September 30, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $4.8 million, or 15.6%, to $35.5 million for the nine months ended September 30, 2005 compared to $30.7 million for the nine months ended September 30, 2004 due to a higher average outstanding debt balance and increasing interest rates during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Total capitalized interest and loan fees increased $1.1 million, or 19.3%, to $6.8 million for the nine months ended September 30, 2005 as compared to $5.7 million for the nine months ended September 30, 2004. This increase is primarily due to higher average construction in progress balances eligible for capitalization during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depreciation and amortization increased $6.2 million, or 14.2%, to $49.7 million for the nine months ended September 30, 2005 compared to $43.5 million for the nine months ended September 30, 2004. An increase of $1.5 million was generated by the Core Office Portfolio. This increase is mainly attributable to expenditures incurred subsequent to September 30, 2004 for capital and tenant improvements. Of the remaining $4.7 million increase in depreciation and amortization, $3.6 million was generated by the Office Acquisition Properties, $0.9 million was generated by the Office Redevelopment Properties and $0.2 million was generated by the Office Development Property.

Total other income increased approximately $0.7 million, or 344.7%, to $0.9 million for the nine months ended September 30, 2005 compared to $0.2 million for the nine months ended September 30, 2004. The increase in income was primarily due to a $2.5 million decrease in net cash settlement payments on the Company’s interest rate swap agreements as a result of a change in the composition of the Company’s derivative instruments and increasing interest rates. The Company had four outstanding interest rate swaps during 2004 with an aggregate notional amount of $150 million and a weighted average fixed swap rate of 3.34%. One of these interest rate swaps, which had a notional amount of $50 million and fixed swap rate of 4.46%, expired in January 2005. The remaining three instruments, which have an aggregate notional amount of $100 million and a weighted average interest fixed swap rate of 2.78%, expire in the fourth quarter of 2005 and in 2006. This increase was offset by a decrease in the non-cash gain recorded as a result of the change in the fair value of the derivative instruments. The gain was $1.6 million higher during the nine months ended September 30, 2004 as compared to the same period in 2005.

Building and Lease Information

The following tables set forth certain information regarding the Company’s Office Properties and Industrial Properties at September 30, 2005:

Occupancy by Segment Type

	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	26	3,061,704	87.7%
Orange County	6	304,961	86.8
San Diego	44	3,599,762	92.1
Other	8	878,960	93.0

Total Office	84	7,845,417	90.3

Industrial Properties:
Los Angeles	3	274,985	72.2
Orange County	43	3,918,383	98.3
San Diego	1	303,000	100.0
Other	1	164,540	100.0

Total Industrial	48	4,660,908	96.9

Total Portfolio	132	12,506,325	92.8%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2005(4)	10	49,655	0.7%	$1,429
2006	54	502,352	7.2	11,711
2007	70	1,261,022	18.0	23,527
2008	52	721,573	10.3	12,823
2009	69	1,221,064	17.4	28,739
2010	55	823,835	11.8	21,907

Total Office	310	4,579,501	65.4	100,136

Industrial Properties:
Remaining 2005(4)	2	47,387	1.0	394
2006	12	608,665	13.5	4,310
2007	17	738,909	16.4	5,043
2008	10	877,551	19.4	6,125
2009	12	708,661	15.7	4,500
2010	7	415,788	9.2	3,950

Total Industrial	60	3,396,961	75.2	24,322

Total	370	7,976,462	69.3%	$124,458

(1)	Includes tenants only. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of September 30, 2005.
(3)	Determined based on aggregate contractual base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before September 30, 2005.
(4)	Represents leases expiring in 2005 that have not been renewed as of September 30, 2005.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)(5)	Change in Cash Rents(3)(5)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Three months ended September 30, 2005:
Office Properties	17	7	80,675	61,050	14.2%	3.0%	24.4%	61
Industrial Properties	1	1	30,000	8,000	(1.0)%	(10.8)%	10.1%	46

Total	18	8	110,675	69,050	12.6%	1.7%	21.0%	58

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Change in Rents(2)	Change in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the Nine months ended September 30, 2005:
Office Properties	48	22	303,908	160,249	(1.1)%	(9.0)%	38.0%	71
Industrial Properties	3	8	114,000	308,948	9.2%	(4.0)%	68.6%	77

Total	51	30	417,908	469,197	1.8%	(7.5)%	53.8%	74

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant for longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded by existing tenants at lease expiration.
(5)	See discussion of rental rates under the caption “Factors That May Influence Future Results of Operations—Rental rates.”

Development

The following table sets forth certain information regarding the Company’s in-process and committed office development projects as of September 30, 2005. See further discussion regarding the Company’s projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of September 30, 2005	Percent Leased as of September 30, 2005
				($ in millions)
Projects Under Construction:
ICC–15231 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2005	4th Qtr 2005	65,867	$13.9	$9.8	100%
ICC–15253 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2005	4th Qtr 2005	37,405	9.3	6.9	100%

Subtotal			103,272	23.2	16.7

Committed Projects:
ICC–15333 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2006	4th Qtr 2006	75,000	20.0	5.2	100%
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	4th Qtr 2005 – 1st Qtr 2006	3rd Qtr 2008	465,600	145.4	21.3	78	%(3)

Subtotal			540,600	165.4	26.5

Total In-Process and Committed Projects:			643,872	$188.6	$43.2	84%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2005.
(3)	As of the date of this report, the Company had pre-leased 100% of the rentable square feet at this project.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. The Company’s primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. The Company’s primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Company’s $425 million revolving unsecured line of credit, proceeds received from the Company’s disposition program and construction loans. As of September 30, 2005, the Company’s total debt as a percentage of total market capitalization (presented under “—Factors That May Influence Future Sources of Capital and Liquidity”) was 29.1%. As of September 30, 2005, the Company’s total debt plus preferred equity as a percentage of total market capitalization was 36.1%.

As of September 30, 2005, the Company had borrowings of $199.0 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $226.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70%, depending upon the Company’s leverage ratio at the time of borrowing (4.97% at September 30, 2005), and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

The Company has a special long-term incentive compensation program that provides for cash compensation to be earned by the Company’s executive officers if the Company attains certain performance measures based on annualized total shareholder returns on an absolute and a relative basis. Under the absolute portion of the program, for every $1 change in the Company’s ten-day average closing stock price, the total payable over the three-year-term of the program changes by approximately $1.7 million. If the Company’s ten-day average closing stock price at December 31, 2005 is the same as the Company’s ten-day average closing share price at the end of the third quarter of 2005, management estimates that the Company could make payments under this program in the first quarter of the 2006 fiscal year of approximately $58 million. As of September 30, 2005, the Company had accrued a total of $52.5 million relating to this program relating to the portion of the performance period that has elapsed through the end of the quarter, which is included in accounts payable, accrued expenses and other liabilities. (See Note 8 to the Company’s consolidated financial statements and “—Non-Property Related Income and Expenses” above for further discussion about the special long-term incentive compensation program).

The Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a maximum dividend payout ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all its covenants at September 30, 2005.

The following table sets forth certain information with respect to the Company’s aggregate debt composition at September 30, 2005 and December 31, 2004:

	Percentage of Total Debt		Weighted-Average Interest Rate
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Secured vs. unsecured:
Secured	58.7%	61.2%	5.9%	5.7%
Unsecured	41.3%	38.8%	5.2%	5.2%

Fixed-rate vs. variable-rate:
Fixed-rate(1)(2)(3)(4)	80.1%	90.4%	5.7%	5.7%
Variable-rate	19.9%	9.6%	4.9%	3.5%
Total debt			5.6%	5.5%
Total debt including loan fees			5.9%	6.1%

(1)	Although the Company’s derivative instruments do not qualify for hedge accounting since the original designation memos did not meet the technical requirements of SFAS 133, the Company’s derivatives are intended to manage the Company’s exposure to interest rate risk. The Company does not enter into derivatives for speculative purposes. Since the Company believes the derivatives are highly effective in offsetting the variable rate cash flows of its debt from an economic perspective, the effect of these derivative instruments are taken into account in evaluating the overall composition of the fixed versus variable nature of the Company’s debt instruments on the table above.
(2)	At September 30, 2005 and December 31, 2004, the Company had an interest-rate swap agreement, which expires in November 2005, to fix LIBOR on $50 million, or 18.8% and 22.0%, respectively, of its variable-rate debt at 2.57%.
(3)	At September 30, 2005 and December 31, 2004, the Company had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million, or 18.8% and 22.0%, respectively, of its variable-rate debt at 2.98%.
(4)	At December 31, 2004, the Company had an interest-rate swap agreement to fix LIBOR on $50 million, or 22%, of its variable-rate debt at 4.46%. The swap expired in January 2005.

Following is the Company’s total market capitalization as of September 30, 2005:

	Shares/Units at September 30, 2005	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Secured debt		$487,727	17.1%
Unsecured senior notes		144,000	5.0
Unsecured line of credit		199,000	7.0

Total debt		830,727	29.1

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	2.6
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.4
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	3.0
Common units outstanding(3)	3,716,893	208,258	7.3
Common shares outstanding(3)	28,923,325	1,620,574	56.6

Total equity		2,030,332	70.9

Total Market Capitalization		$2,861,059	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on closing share price of $56.03 at September 30, 2005.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of the Company’s secured debt and Credit Facility and scheduled interest payments of the Company’s fixed-rate debt and interest-rate swap agreements at September 30, 2005 and provides information about the minimum commitments due in connection with the Company’s ground lease obligations and capital commitments at September 30, 2005. The table does not reflect available maturity extension options.

	Payment Due by Period
	(in thousands)
	Remainder of 2005	Fiscal Years 2006-2007	Fiscal Years 2008-2009	Fiscal Years Ending After 2009	Total
Principal payments—secured debt	$12,403	$42,978	$231,488	$200,858	$487,727
Principal payments—Credit Facility(1)		199,000			199,000
Principal payments—unsecured senior notes				144,000	144,000
Interest payments—fixed-rate debt(2)	6,197	64,565	52,473	61,756	184,991
Interest payments—interest-rate swaps(2)(3)	545	1,444			1,989
Ground lease obligations(4)	419	3,338	3,292	75,073	82,122
Capital commitments(5)	18,196				18,196

Total	$37,760	$311,325	$287,253	$481,687	$1,118,025

(1)	The Credit Facility has a one-year extension option.
(2)	As of September 30, 2005, 80.1% of the Company’s debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects the Company’s projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 19.9% of the Company’s debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 0.90% to 1.20%. The interest payments on the Company’s variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of September 30, 2005, one-month LIBOR was 3.86%. See additional information regarding the Company’s debt and derivative instruments under Item 3: Quantitative and Qualitative Disclosures about Market Risk.
(3)	Represents the scheduled interest payments for the Company’s total outstanding interest-rate swap agreements as of September 30, 2005, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. The Company employs derivative instruments to minimize the variability that changes in interest rates could have on its future cash flows and does not hold interest-rate swaps for speculative purposes. These instruments effectively convert a portion of the Company’s variable-rate debt to fixed-rate debt. The Company had interest-rate swap agreements with a total notional amount of $100 million as of September 30, 2005.
(4)	The Company has noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding amounts for leasehold improvements that are reimbursed by tenants. See further discussion of projected amounts the Company estimates it could spend on development projects under the caption “Capital Commitments” below.

Capital Commitments

As of September 30, 2005, the Company had two development projects under construction with a total estimated investment of $23 million. In addition, the Company also intends to begin construction in 2005 on two additional development projects. These additional development projects have a total estimated investment of approximately $165 million. The Company has incurred aggregate costs of approximately $43 million on all of these projects as of September 30, 2005, and currently projects it could spend approximately $10 million of the remaining $145 million of presently budgeted development costs during the remainder of 2005, depending on leasing activity. In addition, the Company had two redevelopment projects that were added to the Company’s stabilized portfolio in 2005, which had not yet reached stabilized occupancy as of September 30, 2005. Depending on leasing activity, the Company currently projects it could spend approximately $2 million for these projects during the remainder of 2005. One office encompasses approximately 68,000 rentable square feet and was vacant and the other office encompasses approximately 242,000 rentable square feet and was approximately 19% occupied as of September 30, 2005. See additional information regarding the Company’s in-process development and redevelopment portfolio under the caption “—Development” above.

As of September 30, 2005, the Company had executed leases that committed the Company to $17 million in unpaid leasing costs and tenant improvements and the Company had contracts outstanding for approximately $1 million in capital improvements at September 30, 2005. In addition, during the remainder of 2005, the Company plans to spend approximately $2 million to $6 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain the Company’s properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

The Company is required to distribute at least 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, the Company intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All distributions are at the discretion of the Company’s Board of Directors. The Company may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company has historically distributed amounts in excess of its taxable income resulting in a return of capital to its stockholders, and currently has the ability to not increase its distributions to meet its REIT requirements for 2005. The Company considers market factors and Company performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On September 19, 2005, the Company declared a regular quarterly cash dividend of $0.51 per common share, which was paid on October 18, 2005 to stockholders of record on September 30, 2005. This dividend is equivalent to an annual rate of $2.04 per share. In addition the Company is required to make quarterly distributions to its Series A Preferred unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the nine months ended September 30, 2005.

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

Off Balance Sheet Arrangements

As of September 30, 2005, the Company did not have any off-balance sheet transactions, arrangements or obligations, including contingent liabilities.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from the Company’s dispositions. The Company’s net cash provided by operating activities decreased $3.1 million, or 3.3%, to $89.6 million for the nine months ended September 30, 2005 compared to the $92.7 million for the nine months ended September 30, 2004. The decrease is primarily attributable to an approximate $5.5 million decrease in reimbursements received from tenants for leasehold improvements constructed by the Company. The initial cash expenditures for the leasehold improvements are reflected in cash used in investing activities. This decrease was partially offset by an increase in average occupancy in the Core Office Portfolio. For the nine months ended September 30, 2005, average occupancy in this portfolio was 94.0% as compared to 90.6% for the nine months ended September 30, 2004.

Net cash used in investing activities increased $43.5 million, or 439.3%, to $53.4 million for the nine months ended September 30, 2005 compared to $9.9 million for the nine months ended September 30, 2004. The increase was primarily attributable to the acquisition of two operating properties and undeveloped land during the nine months ended September 30, 2005, partially offset by higher sales proceeds from the disposition of operating properties during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Net cash used in financing activities decreased $56.7 million, or 63.6%, to $32.4 million for the nine months ended September 30, 2005 compared to $89.1 million for the nine months ended September 30, 2004. This decrease was primarily attributable to a $60.2 million increase in net borrowing activity for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in borrowing activity is mainly due to the financing of the land and property acquisitions during the nine months ended September 30, 2005.

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

The following table reconciles the Company’s FFO to the Company’s GAAP net income available for common stockholders for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income available for common stockholders	$14,071	$10,446	$25,858	$26,662
Adjustments:
Minority interest in earnings of Operating Partnership	1,829	1,393	3,384	3,861
Depreciation and amortization	16,081	15,095	49,464	44,198
Net gain on dispositions of operating properties	(17,831)	(6,212)	(23,610)	(6,148)

Funds From Operations(1)	$14,150	$20,722	$55,096	$68,573

(1)	Reported amounts are attributable to common stockholders and common unitholders.

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

Information about the Company’s changes in interest rate risk exposures from December 31, 2004 to September 30, 2005 is incorporated into this Item 3 by reference to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Tabular Presentation of Market Risk

The tabular presentation below provides information about the Company’s interest-rate sensitive financial and derivative instruments at September 30, 2005 and December 31, 2004. All of the Company’s interest-rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on the Company’s variable-rate debt ranged from LIBOR plus 1.00% to LIBOR plus 1.40% at September 30, 2005 and were LIBOR plus 1.10% at December 31, 2004. For the interest-rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 2005 and December 31, 2004. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2004.

Interest Rate Risk Analysis—Tabular Presentation

($ in millions)

	Maturity Date						September 30, 2005		December 31, 2004
	Remaining 2005	2006	2007	2008	2009	There- after	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate			$199.0				$199.0	$199.0	$167.0	$167.0
Variable-rate index			LIBOR				LIBOR		LIBOR
Fixed-rate						$144.0	$144.0	$151.8	$144.0	$154.1
Average interest rate						6.14%	6.14%		6.14%

Secured debt:
Variable-rate				$35.5	$31.0		$66.5	$66.5	$60.0	$60.0
Variable-rate index				LIBOR	LIBOR		LIBOR		LIBOR
Fixed-rate	$12.4	$10.7	$32.3	$83.2	$81.7	$200.9	$421.2	$435.9	$430.4	$445.1
Average interest rate	8.06%	6.56%	6.62%	4.19%	7.16%	6.10%	6.04%		6.05%

Interest Rate Derivatives:
Interest-rate swap agreements:
Notional amount	$50.0	$50.0					$100.0	$0.9	$150.0	$0.4
Fixed-pay interest rate	2.57%	2.98%					2.78%		3.34%
Variable receive rate index	LIBOR	LIBOR

ITEM 4.	CONTROLS AND PROCEDURES

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

On October 19, 2005, the Company determined that it is required to restate previously issued financial statements of the Company for the fiscal years ended December 31, 2002, 2003 and 2004 and for the related interim periods. The restatement is necessary because the Company determined that its hedge designation memos do not meet the technical requirements to qualify for hedge accounting treatment in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). During 2000 and 2002, the Company entered into six interest rate swap and two interest rate cap agreements. Prior to entering into these agreements, the Company engaged an independent consulting firm specializing in derivatives to advise the Company with respect to derivatives and hedging matters. The Company consulted closely with the independent derivatives specialist during its preparation of the formal designation of the instruments to ensure that each of the instruments qualified for hedge accounting treatment under SFAS 133 and the related accounting guidance. Although both the Company and the independent derivatives specialist believed the designation documentation met the requirements under SFAS 133 at the time the derivative transactions were entered into, the Company has subsequently determined that the designation documentation does not meet the technical requirements under SFAS 133 to qualify for hedge accounting treatment. As a result, the Company is restating the Company’s financial statements for the three and nine months ended September 30, 2004 in this Form 10-Q and will be filing amendments to its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 to mark all of these instruments to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period, rather through other comprehensive income.

The required restatement caused management to conclude that the Company had a material weakness in its internal control over financial reporting because, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the controls over the formal designation of its derivative and hedging instruments did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the quarter covered by this report, which included consideration of the required restatement. Based on the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarter covered by this report.

In light of this conclusion, the Company performed additional review and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, in connection with the discovery of certain errors and related restatements in August 2005 and a consequent conclusion that the Company had a material weakness in its internal control over financial reporting, as described in the Company’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2005, the Company effected changes in the Company’s internal control over financial reporting. Specifically, the Company implemented procedures to more formally document and review the technical analysis of all relevant accounting literature that is performed to evaluate the accounting treatment and presentation and disclosure requirements for significant and/or non-routine transactions. This review is now performed both when a transaction is completed for the first time and when a similar repeat transaction is completed, if it is significant. Management believes these enhanced procedures provide additional internal control over financial reporting and improve the ability of management to identify any potential accounting implications prior to and during the comprehensive review of the Company’s consolidated financial statements. In addition, the Company implemented a more comprehensive review of the consolidated statements of cash flows. As previously reported, management believes these changes remediated the material weakness that led to the August 2005 restatements.

In connection with the Company’s conclusion that a further restatement is necessary to address a required change in the Company’s accounting for derivative instruments and hedging activities, management reassessed the Company’s internal control over financial reporting. As a result of this reassessment, management determined that, although there were no deficiencies in the design of the controls in place with respect to the Company’s derivative and hedging activities, the Company had a further material weakness in its internal control over financial reporting because the controls over the formal designation of its derivative and hedging instruments did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance. Accordingly, the Company has implemented procedures requiring, in the event that the Company has derivative transactions that it believes qualify for hedge accounting, close consultation with the Company’s independent derivatives specialist during its initial preparation of the formal designation of the instruments to ensure that each of the derivative instruments qualifies for hedge accounting treatment, consistent with the Company’s past practice. In addition, the Company will communicate with its independent derivatives specialist on a quarterly basis going forward from the time a derivative instrument qualifies for hedge accounting to review the Company’s designation documentation to ensure that the instrument continues to qualify for hedge accounting. Management believes these changes remediate the material weakness that led to the further restatement to mark the Company’s interest rate cap and interest rate swap agreements to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business, the Company is not a party to, and its properties are not subject to, any legal proceedings which, if determined adversely to the Company, would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

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