Form 10-K
period 2005-12-31
KILROY REALTY CORP
filed 2006-03-01
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,372,458,103 based on the closing price on the New York Stock Exchange for such shares on June 30, 2005.

As of February 27, 2006, 29,772,228 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, which owns, operates, develops, and acquires Class A suburban office and industrial real estate in key suburban submarkets, primarily in Southern California, that we believe have strategic advantages and strong barriers to entry.

As of December 31, 2005, our stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 47 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”), which encompassed an aggregate of approximately 7.9 million and 4.6 million rentable square feet, respectively. As of December 31, 2005, the Office Properties were approximately 92.5% leased to 328 tenants and the Industrial Properties were approximately 99.3% leased to 67 tenants. All but four of the Properties are located in Southern California.

Our stabilized portfolio excludes development projects currently under construction and “lease-up” properties. We define “lease-up” properties as properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2005, we did not have any properties in the lease-up phase. As of December 31, 2005, we had two office development properties under construction, which when complete are expected to encompass an aggregate of approximately 537,600 rentable square feet. In addition, as of December 31, 2005, we owned approximately 69.5 acres of undeveloped land upon which we currently expect to develop an aggregate of approximately 1.8 million rentable square feet of office space during the next three to five years, depending upon market conditions. All of our development projects and undeveloped land parcels are located in the San Diego region of Southern California.

We own our interests in all of the Properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”), and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). We conduct substantially all of our activities through the Operating Partnership in which, as of December 31, 2005, we owned an approximate 88.7% general partnership interest. The remaining 11.3% limited partnership interest in the Operating Partnership was owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors. Kilroy Realty Finance, Inc., one of our wholly-owned subsidiaries, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to “we,” “us,” “our” or the “Company” include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc., and all other wholly-owned subsidiaries, which include Kilroy Realty Partners LP (“KRPLP”), Kilroy Realty TRS, Inc., and Kilroy RB II LLC.

The following diagram illustrates the structure of Kilroy Realty Corporation and our subsidiaries as of December 31, 2005:

Our Website

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission. Our corporate governance guidelines, code of business conduct and ethics, and charters of the Audit, Executive Compensation and Nominating/Corporate Governance committees of our Board of Directors are also available free of charge on our website and available in print to any security holder upon request.

Current Year Highlights

In 2005, we continued to successfully attain our primary business objectives, which included the following:

•	Increased average occupancy for our stabilized portfolio by approximately 1.9% to 94.2% for the year ended December 31, 2005 compared to 92.3% for the year ended December 31, 2004. Occupancy for our stabilized portfolio at December 31, 2005 was 95.0% as compared to 94.6% at December 31, 2004.

•	Achieved a 50.8% total common annual stockholder return (based on the increase in the quoted common price per share plus dividends paid during the year ended December 31, 2005).

•	Executed leases on approximately 1.8 million rentable square feet of office and industrial space in the stabilized portfolio, including both renewals and leases to new tenants.

•	Commenced construction on two office projects which we are developing for a total estimated investment of $166 million. The projects include five buildings, which will encompass an aggregate of approximately 537,600 rentable square feet and were 100% leased at December 31, 2005.

•	Added approximately 30 acres of undeveloped land to our development pipeline in the San Diego submarket through two acquisitions totaling $48 million. One of the land acquisitions included an industrial building encompassing 303,000 rentable square feet, which was leased back to the seller for a one-year period. Upon expiration of this lease, we plan to redevelop the site.

•	Added two buildings, which we had developed for a total estimated investment of $23 million, to our stabilized office portfolio. These buildings encompass approximately 103,000 rentable square feet and were 100% leased at December 31, 2005.

•	Added two buildings, which we had redeveloped for a total estimated investment of $83 million, to our stabilized office portfolio. These buildings encompass approximately 310,000 rentable square feet and we had executed leases or letters of intent for 65% of the buildings at December 31, 2005.

•	Acquired one office building in Brea, California for approximately $7 million.

•	Continued improvement of the quality of our portfolio through the reinvestment of approximately $58 million of capital obtained from the sale of non-strategic assets into assets we are developing or redeveloping in Southern California.

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes, provision for bad debts and ground leases) before depreciation, and Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to GAAP net income available for common stockholders), as well as maximization of long-term stockholder value including:

•	the quality and location of our Properties;

•	our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team with core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, construction management and new development;

•	our existing substantial development pipeline has grown over the past several years;

•	our pursuit of redevelopment opportunities in land-constrained markets; and

•	our access to development and leasing opportunities as a result of our extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given our over 55-year presence in the Southern California market.

Operating Strategies.    We focus on enhancing long-term growth in net operating income and FFO from our Properties by:

•	maintaining higher than average regional occupancy rates;

•	maximizing cash flow from our Properties through active leasing, early renewals, and effective property management;

•	structuring leases to maximize returns and internal growth;

•	managing portfolio credit risk through effective underwriting, including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk;

•	managing operating expenses through the efficient use of internal management, leasing, marketing, financing, accounting, legal, and construction management functions;

•	maintaining and developing long-term relationships with a diverse tenant base;

•	managing our Properties to offer the maximum degree of utility and operational efficiency to tenants;

•	continuing to effectively manage capital improvements to enhance our Properties’ competitive advantages in their respective markets and improve the efficiency of building systems; and

•	attracting and retaining motivated employees by providing financial and other incentives to meet our operating and financial goals.

Development Strategies.    We and our predecessors have developed office and industrial properties primarily located in Southern California since 1947. Over the past several years, we have established a substantial development pipeline in our target markets. Our current future development pipeline includes 69.5 acres of undeveloped land which management believes can support future development of approximately 1.8 million rentable square feet, which we expect to develop over the next three to five years, depending on market conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control;

•	continue to execute our build-to-suit program in which we develop properties to be leased by specific, committed tenants providing for lower risk development;

•	be the premier low-cost provider of two- to four-story campus style office buildings in Southern California;

•	reinvest capital from dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return; and

•	evaluate redevelopment opportunities in land-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

We may engage in the additional development or redevelopment of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities, and landowners in Southern California will give us further access to development opportunities. There can be no assurance, however, that we will be able to successfully develop or redevelop any of the properties or that we will have access to additional development or redevelopment opportunities.

Financing Strategies.    Our financing policies and objectives are determined by our Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. Our funding strategies are to:

•	maintain financial flexibility and the ability to access a variety of capital sources;

•	maintain a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles;

•	complete financing in advance of the need for capital; and

•	manage interest rate exposure.

We utilize multiple sources of capital, including borrowings under our unsecured credit facility, the issuance of debt or equity securities and other bank and/or institutional borrowings and disposition of non-strategic assets. There can be no assurance, however, that we will be able to obtain capital as needed on terms favorable to us or at all.

Significant Tenants

As of December 31, 2005, our ten largest office tenants in terms of annualized base rental revenues represented approximately 26.2% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2005 determined on a straight-line basis over the term of the related lease in accordance with generally accepted accounting principles (“GAAP), and our ten largest industrial tenants in terms of annualized base rental revenues represented approximately 7.3% of total annual base rental revenues. Of this amount, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 777,000 rentable square feet of office space under five separate leases, representing 4.9% of our total annual base rental revenues at December 31, 2005. In December 2005, Boeing exercised an early termination option at a building located in El Segundo, California, encompassing approximately 101,000 rentable square feet, which is now scheduled to expire in April 2006. Boeing has another lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, scheduled to expire in July 2007. Under the terms of the lease, Boeing has the option to extend the lease for an additional three years by giving us written notice between January 1, 2006 and April 30, 2006. The remaining three leases for approximately 211,000, 113,000 and 66,000 rentable square feet are scheduled to expire on December 31, 2007, March 31, 2009, and October 31, 2010, respectively.

As of December 31, 2005, our sixth largest office tenant, Intuit, Inc. (“Intuit”), was leasing an aggregate of approximately 278,700 rentable square feet of office space under four separate leases. In March 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 466,000 rentable square feet of additional space, comprising the entirety of a four building office complex that we are developing in San Diego County for Intuit. Upon commencement of the term of that new lease, anticipated to occur in late 2007, Intuit is projected to become our largest tenant based on its percentage of our total annual base rental revenues. See additional discussion under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations.”

Our ten largest office tenants, based on annualized base rental revenues at December 31, 2005, are:

•	The Boeing Company

•	AMN Healthcare

•	DIRECTV Group, Inc.

•	Fish & Richardson

•	Diversa Corporation

•	Intuit, Inc.

•	Hewlett-Packard Company

•	Epson America, Inc.

•	Fair Isaac & Company

•	Avnet, Inc.

Our ten largest industrial tenants, based on annualized base rental revenues at December 31, 2005, are:

•	Celestica California, Inc.

•	Qwest Communications Corporation

•	Mattel, Inc.

•	Delphi Automotive Systems, LLC

•	NBTY Manufacturing LLC

•	Kraft Foods, Inc.

•	Extron Electronics, Inc.

•	Targus, Inc.

•	United Plastics Group, Inc.

•	Ricoh Electronics

For further discussion on the composition of our tenant base, see “Item 2: Properties—Tenant Information.”

Competition

We compete with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our Properties are located, but which have lower occupancy rates than our Properties. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors” below.

Segment and Geographic Financial Information

For financial information about our two reportable segments, Office Properties and Industrial Properties, see Note 20 to our consolidated financial statements.

All of our business is conducted in the United States, primarily in Southern California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report.

Employees

As of December 31, 2005, we, through the Operating Partnership, KSLLC and Kilroy Realty TRS, Inc., employed 139 people. We believe that relations with our employees are good.

Government Regulations Relating to the Environment

Many laws and governmental regulations relating to the environment are applicable to our Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our Properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our Properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of the Properties, including the operation of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted remediation of known contamination in the soils on the properties and we do not believe that further clean-up of the soils is required. We are not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our stockholders.

Use of hazardous materials by some of our tenants.    Some of our tenants routinely handle hazardous substances and wastes on our Properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2005, less than 5% of our tenants, representing less than 10% of the aggregate square footage of our Properties, handled hazardous substances and/or wastes on our Properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our Properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, we may be liable for the costs of removal, remediation or disposal of certain hazardous or toxic substances present or released on our Properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence or release of hazardous substances on a property could result in governmental cleanup actions, personal injury or similar claims by private plaintiffs.

Potential environmental liabilities may exceed our environmental insurance coverage limits.    We carry what our management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. The policy is subject to various terms, conditions, qualifications and limitations of coverage. Therefore, management cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, and cash flows, quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

ITEM 1A.    RISK FACTORS

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). These statements relate to, among other things, our future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development or redevelopment projects within budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this annual report was filed with the SEC. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations,” and other information contained in this report, should be considered in evaluating the Company and our business.

General economic conditions may adversely affect our financial condition and results of operations.    Periods of economic slowdown or recession in the United States and in other countries, declining demand for leased office or industrial properties or rising interest rates, fluctuations in availability and cost of construction materials and labor resulting from the effects of recent natural disasters and increased worldwide demand, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases at our Properties, either of which could adversely affect our financial condition, results of operations, cash flow, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Our operations depend upon the Southern California economy.    As of December 31, 2005, 94.4% of the aggregate square footage of our stabilized portfolio and 96.4% of our annualized base rent, excluding expense reimbursements and rental abatements, were attributable to properties located in Southern California. In addition, as of December 31, 2005, all of our in-process and future development projects were located in Southern California. Our ability to make expected distributions to stockholders depends on our ability to generate FFO, in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, distributions to preferred stockholders and capital expenditure requirements.

Events and conditions applicable to owners and operators of real property that are beyond our control may decrease funds available for distribution and the value of our Properties. These events include:

•	local oversupply or reduction in demand for office, industrial or other commercial space;

•	inability to collect rent from tenants;

•	vacancies or inability to rent spaces on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative liquidity of real estate investments;

•	changing submarket demographics; and

•	property damage resulting from seismic activity or other natural disasters.

The geographical concentration of the Properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

We depend on significant tenants.    As of December 31, 2005, our ten largest office tenants represented approximately 26.2% of total annual base rental revenues and our ten largest industrial tenants represented approximately 7.3% of total annual base rental revenues. Of this amount, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 777,000 rentable square feet of office space under five separate leases, representing 4.9% of our total annual base rental revenues at December 31, 2005. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 1. Business—Significant Tenants” and “Item 2. Properties—Tenant Information” respectively.

As of December 31, 2005, our sixth largest office tenant, Intuit, was leasing an aggregate of approximately 278,700 rentable square feet of office space under four separate leases. In March 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 466,000 rentable square feet of additional space, comprising the entirety of a four building office complex that we are developing in San Diego

County for Intuit. Upon commencement of the term of that new lease, anticipated to occur in late 2007, Intuit is projected to become our largest tenant based on its percentage of our total annual base rental revenues.

Although we have been able to mitigate the impact of past significant tenant defaults on our financial condition, revenues and results of operations, our financial condition, results of operations and cash flows would be adversely affected if any of our significant tenants fails to renew its lease, renews its lease(s) on terms less favorable to us or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our cash flow.    For the year ended December 31, 2005, we derived approximately 99.6% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our Properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results from operations, cash flows, the quoted trading prices of our securities and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

We may be unable to renew leases or re-let available space.    As of December 31, 2005, we had office and industrial space available for lease representing approximately 5.0% of the total square footage of our Properties. In addition, leases representing approximately 8.3% and 16.4% of the leased square footage of our Properties are scheduled to expire in 2006 and 2007, respectively. Above market rental rates on some of the Properties may force us to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for all of our Properties, including leases scheduled to expire in 2006, are slightly below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the rental rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for the Properties decrease or existing tenants do not renew their leases, our financial position, results of operations, cash flows, the quoted trading prices of our securities and our ability to satisfy our debt service obligations and pay distributions to our stockholders would be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment and use of our Properties.    In addition to the governmental regulations relating to the environment described in “Item 1—Government Regulations Relating to the Environment” above, certain other governmental regulations may have a material adverse effect on our financial condition, results of operations, and cash flows, quoted trading prices of our securities and our ability to satisfy our debt service obligations and make distributions to stockholders.

Costs of compliance with governmental regulations.    Our Properties are subject to regulation under other laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our Properties substantially comply with present requirements under applicable governmental regulations, none of the Properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our Properties, we might be required to take remedial action, which could include making modifications or renovations to Properties. Federal, state or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to the

Properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, and cash flows, quoted trading prices of our securities and our ability to satisfy our debt service obligations and make distributions to stockholders could be adversely affected.

Our Properties are subject to land use rules and regulations that govern our development, redevelopment and use of our Properties. Restrictions on our ability to develop, redevelop or use our Properties resulting from changes in the existing land use rules and regulations could have an adverse effect on our financial position, results from operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to repay indebtedness and to pay distributions to stockholders. For example, the Airport Land Use Commission is currently evaluating updates to the existing airport compatibility plans for all public and military airports in San Diego County, which if adopted could adversely impact our business in this region.

Increasing utility costs and power outages in California may have an adverse effect on our operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space would adversely affect our future financial condition, results of operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.    Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our Properties or to pay the distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have important consequences to us, including the following:

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	cash flow may be insufficient to meet required principal and interest payments;

•	we may be forced to dispose of one or more of our Properties, possibly on disadvantageous terms;

•	we may default on our obligations and the lenders or mortgagees may foreclose on the properties that secure the loans and receive an assignment of rents and leases; and

•	our default under one mortgage loan with cross default provisions could result in a default on other indebtedness.

If one or more of these events were to occur, our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could require us to pay income or excise tax notwithstanding our tax status as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31, 2005, we had approximately $842.3 million aggregate principal amount of indebtedness, $10.8 million of which is contractually due prior to December 31, 2006. Our total debt and preferred equity represented 34.0% of our total market capitalization at December 31, 2005. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a presentation of our market capitalization.

We face significant competition which may decrease the occupancy and rental rates of our Properties.    We compete with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our Properties are located, but which have lower occupancy rates than our Properties. For instance, occupancy rates for our Del Mar stabilized office property portfolio in San Diego County at December 31, 2005 was 100% in comparison to 87.4% for the Del Mar submarket in total. We believe that our higher occupancy rates mean that, on average, our competitors have more space currently available for lease than we do. As a result, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations and cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders may be adversely affected.

Potential losses may not be covered by insurance.    We carry comprehensive liability, fire, extended coverage, rental loss and terrorism insurance covering all of our Properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments.

Earthquake damage to our Properties could have an adverse effect on our financial condition and operating results.    We carry earthquake insurance on our Properties in an amount and with deductibles which management believes are commercially reasonable. As of December 31, 2005, all of our Properties are located in areas known to be subject to earthquakes. While we presently carry earthquake insurance on these properties, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, we may discontinue earthquake insurance on some or all of our Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

We may be unable to complete acquisitions and successfully operate acquired properties.    We continually evaluate the market of available properties and may acquire office and industrial properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following risks:

•	the potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we enter into agreements for the acquisition of office and industrial properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to management’s satisfaction, and may never close;

•	we may be unable to finance the acquisition on favorable terms;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and

•	we may lease the acquired properties at below expected rental rates.

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

We may be unable to successfully complete and operate developed and redeveloped properties.    There are significant risks associated with property development including that:

•	we may be unable to obtain construction financing on favorable terms or at all;

•	we may be unable to obtain permanent financing including that on advantageous terms or at all if development projects are financed through construction loans;

•	we may be unable to lease developed properties at expected rental rates or within projected timeframes;

•	we may not complete development projects on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to projects which we may not complete; and

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

If one or more of these events were to occur in connection with our projects currently planned for development, our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected.

While we primarily develop office and industrial properties in Southern California markets, we may in the future develop properties for retail or other use and expand our business to other geographic regions where we expect the development of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of other property types or outside markets, which could adversely affect our ability to develop properties or to achieve expected performance.

We could default on leases for land on which some of our Properties are located.    As of December 31, 2005, we owned ten office buildings located on various parcels, which we lease individually on a long-term basis. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense would have an adverse effect on our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders. As of December 31, 2005, the Company had approximately 1.5 million aggregate rentable square feet of rental space located on these leased parcels. The leases for the land under the seven buildings at the Kilroy Airport Center in Long Beach, California expire in 2084. The leases for the land under the three buildings at the SeaTac Office Center in Seattle, Washington including renewal options, expire in 2062.

Real estate assets are illiquid and we may not be able to sell our Properties when we desire to.    Our investments in our Properties are relatively illiquid, limiting our ability to sell our Properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits we derive from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our Properties could have an adverse effect on our financial position, results from operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to repay indebtedness and to pay distributions to stockholders.

Common limited partners of the Operating Partnership have limited approval rights, which may prevent us from completing a change of control transaction, that may be in the best interests of stockholders.    We may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of a majority of the common limited partnership unitholders except in the case of a “termination transaction” which requires the approval of 60% of the common unitholders, including the common units held by us in our capacity as general partner. The right of common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of our stockholders.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, we must obtain the approval of limited partners holding a majority of the common units before we may dissolve the partnership. As of December 31, 2005, limited partners owned approximately 11.3% of the outstanding interests in the Operating Partnership. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of our stockholders.

The Chairman of our Board of Directors and our President and Chief Executive Officer each have substantial influence over our affairs.    John B. Kilroy, Sr. is the Chairman of the Board of Directors and the father of John B. Kilroy, Jr., our President and Chief Executive Officer. Each is a member of our Board of Directors, and together, as of December 31, 2005, they beneficially own 573,871 shares of common stock and an aggregate of 1,728,072 units of the Company’s common limited partnership units, which are redeemable in exchange for, at our option, an equal number of shares of the Company’s common stock, representing a total beneficial ownership of approximately 7.5% of the total outstanding shares of common stock as of December 31, 2005, assuming the exchange, at our option, of the common limited partnership units held by Messrs. Kilroy into shares of our common stock.

Pursuant to our charter, no other stockholder may own, actually or constructively, more than 7.0% of our common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of our outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on us and could exercise their influence in a manner that is not in the best interest of our stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to our stockholders for approval.

There are limits on the ownership of our capital stock, which limit the opportunities for a change of control at a premium to existing stockholders.    Provisions of the Maryland General Corporation Law, our charter, our bylaws, and the Operating Partnership’s partnership agreement may delay, defer, or prevent a change in control over the Company or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then prevailing market prices.

The Internal Revenue Code contains stringent ownership limits on the Company as a result of its decision to be taxed as a REIT, including:

•	no more than 50% in value of our capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year;

•	subject to exceptions, our common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and

•	if we, or any entity which owns 10% or more of our capital stock, actually or constructively owns 10% or more of one of our tenants, or a tenant of any partnership in which we are a partner, then any rents that we receive from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code’s REIT gross income tests, regardless of whether we receives the rents directly or through a partnership.

Our charter also establishes clear ownership limits to protect our REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the Board of Directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our common stock outstanding. Similarly, absent a waiver from the Board of Directors, no single holder of our 7.45% Series A Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”) and 9.25% Series D Cumulative Redeemable Preferred stock (“Series D Preferred Stock”), if issued, may actually or constructively own any class or series of our preferred stock, so that their total capital stock ownership would exceed 7.0% by value of our total outstanding shares of capital stock, no single holder of our Series B Junior Participating Preferred stock, if issued, may actually or constructively own more than 7.0% (by value or by number of shares, whichever is more restrictive) of our Series B Preferred Stock, no single holder of our 7.8% Series E Cumulative Redeemable Preferred stock may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series E Preferred Stock, and no single holder of our 7.5% Series F Cumulative Redeemable Preferred stock may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series F Preferred Stock.

The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize our REIT status and if it believes that the waiver would be in our best interests. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 21% of our outstanding common stock.

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

Our charter contains provisions that may delay, defer, or prevent a change of control transaction.

Our Board of Directors is divided into classes that serve staggered terms.    Our Board of Directors is divided into three classes with staggered terms. The staggered terms for directors may reduce the possibility of a tender offer or an attempt to complete a change of control transaction even if a tender offer or a change in control is in our stockholders’ interest.

We could issue preferred stock without stockholder approval.    Our charter authorizes our Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our stockholders’ interest. The Operating Partnership has issued 1,500,000 7.45% Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) which in the future may be redeemed for cash or, at our option, for an equal number of shares of Series A Preferred Stock. In addition, we have designated and authorized the issuance of up to 400,000 shares of Series B Preferred Stock and 1,000,000 shares of Series D Preferred Stock. As of December 31, 2005, 5,060,000 shares of our preferred stock are issued and outstanding, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock.

We have a stockholders’ rights plan.    Each share of our common stock includes the right to purchase one-hundredth (1/100) of a share of our Series B Preferred Stock. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not approve. We may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of our common stock. Therefore, the rights should not interfere with any merger or business combination approved by our Board of Directors.

The staggered terms for directors, provisions for removal of directors, the future issuance of additional common or preferred stock and the stockholders’ rights plan may delay or prevent a change of control over the Company, even if a change of control might be beneficial to our stockholders, deter tender offers that may be beneficial to our stockholders, or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond our ownership limits or otherwise to effect a change of control.

Loss of our REIT status would have significant adverse consequences to us and the value of our stock.    We currently operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to qualify as a REIT, we cannot be certain that we have been or will continue to be organized or be able to operate in a manner to qualify or remain qualified as a REIT for federal income tax purposes.

To maintain our REIT status we may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds on a short term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our growth depends on external sources of capital which are outside of our control.    We are required under the Internal Revenue Code to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on: general market conditions; the market’s perception of our growth potential; our current and expected future earnings; our cash flow and cash distributions; and the quoted market prices of our securities. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy its debt service obligations, or make the cash distributions to stockholders necessary to maintain our qualification as a REIT.

Our Board of Directors may change investment and financing policies without stockholder approval causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt.    Our financing policies and objectives are determined by our Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. At December 31, 2005, we had approximately $842.3 million aggregate principal amount of indebtedness outstanding, which represented 27.4% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 34.0% at December 31, 2005. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a presentation of our market capitalization. This ratio may be increased or decreased without the consent of our stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to make distributions to stockholders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional shares of capital stock without stockholder approval, which may dilute stockholder investment.    We may issue shares of our common stock, preferred stock or other equity or debt securities without stockholder approval. Similarly, we may cause the Operating Partnership to offer its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or our stockholders. Existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a stockholder’s investment.

We may invest in securities related to real estate which could adversely affect our ability to make distributions to stockholders.    We may purchase securities issued by entities which own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages are subject to several risks, including:

•	borrowers may fail to make debt service payments or pay the principal when due;

•	the value of the mortgaged property may be less than the principal amount of the mortgage note securing the property; and

•	interest rates payable on the mortgages may be lower than our cost for the funds used to acquire these mortgages.

Owning these securities may not entitle us to control the ownership, operation and management of the underlying real estate. In addition, we may have no control over the distributions with respect to these securities, which could adversely affect our ability to make distributions to stockholders.

Sales of a substantial number of shares of our securities, or the perception that this could occur, could result in decreasing the quoted market price per share for our securities.    Management cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of our common stock.

As of December 31, 2005, 28,970,703 shares of our common stock and 5,060,000 shares of our preferred stock, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock, were issued and outstanding and we had reserved for future issuance the following shares of common stock: 3,669,515 shares issuable upon the exchange, at our option, of common limited partnership units; 287,471 shares issuable under the Company’s 1997 Stock Option and Incentive Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. In addition, we have filed registration statements covering all of the shares of common stock reserved for future issuance as of the date of this report. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Future terrorist activity or engagement in war by the United States may have an adverse affect on our financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our Properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of our Properties near these sites. A decrease in demand would make it difficult for us to renew or release our Properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our Properties through damage, destruction or loss, and the availability of insurance for these acts may be less, and cost more, which would adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist acts and engagement in war by the United States also may adversely affect the markets in which our securities trade, and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for our office and industrial leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our Properties, and limit our access to capital or increase our cost of raising capital.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

General

As of December 31, 2005, our stabilized portfolio of operating properties was comprised of 86 Office Properties and 47 Industrial Properties, which encompassed an aggregate of approximately 7.9 million and 4.6 million rentable square feet, respectively. The Properties include two properties that we developed and stabilized during 2005 encompassing an aggregate of approximately 103,300 rentable square feet and two properties that we redeveloped and stabilized during 2005 encompassing an aggregate of approximately 309,600 rentable square feet. As of December 31, 2005, the Office Properties were approximately 92.5% leased to 328 tenants and the Industrial Properties were 99.3% leased to 67 tenants. All but four of the Properties are located in Southern California.

Our stabilized portfolio of operating properties consists of all of our Office and Industrial Properties, excluding properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion (“lease-up properties”) and development projects currently under construction. We did not have any lease-up properties as of December 31, 2005. We had two office development projects under construction at December 31, 2005, which when complete are expected to encompass an aggregate of approximately 537,600 rentable square feet. These development projects are both located in the San Diego region.

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

We believe that all of our Properties are well maintained and do not require significant capital improvements. As of December 31, 2005, we managed all of our Properties through internal property managers.

Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office and Industrial Properties owned as of December 31, 2005. We own all of our interests in the Office and Industrial Properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center in Long Beach, California and the three office buildings located at the SeaTac Office Center in Seattle, Washington all are held subject to leases for the land on which the properties are located that expire in 2084 and 2062 (assuming the exercise of the Company’s option to extend such lease), respectively.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/05(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
Calabasas Park Centre, Calabasas, California
23925 Park Sorrento	1	2001	11,789	100.0%	$420	$35.65
23975 Park Sorrento	1	2001	100,592	100.0%	3,132	31.13
24025 Park Sorrento	1	2000	102,264	95.8%	3,206	32.74
26541 Agoura Road
Calabasas, California	1	1988	90,366	100.0%	2,477	27.41
181/185 S. Douglas Street
El Segundo, California	1	1978	61,545	96.5%	1,112	18.72
Kilroy Airport Center, El Segundo, California
2250 E. Imperial Highway	1	1983	293,261	100.0%	8,564	29.20
2260 E. Imperial Highway(4)	1	1983	286,151	100.0%	5,494	19.20
2240 E. Imperial Highway(5)	1	1983	119,780	100.0%	2,287	19.09
909 N. Sepulveda Blvd.
El Segundo, California	1	1972/2004	241,607	22.4%	1,141	21.12
999 N. Sepulveda Blvd.
El Segundo, California	1	1962/2003	127,901	89.4%	2,559	22.37
Kilroy Airport Center, Long Beach, California
3900 Kilroy Airport Way	1	1987	126,840	100.0%	2,828	22.30
3880 Kilroy Airport Way(4)	1	1987	98,243	100.0%	1,343	13.67
3760 Kilroy Airport Way	1	1989	165,278	87.0%	3,642	25.32
3780 Kilroy Airport Way	1	1989	219,743	79.7%	4,569	26.09
3750 Kilroy Airport Way(6)	1	1989	10,457	86.1%	100	11.16
3800 Kilroy Airport Way	1	2000	192,476	100.0%	5,542	28.80
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,551	26.11
Westside Media Center, Los Angeles, California
12200 W. Olympic Blvd.	1	2000	150,302	92.0%	4,691	33.91
12100 W. Olympic Blvd.	1	2002	150,167	100.0%	5,084	33.86
12312 W. Olympic Blvd(4)	1	1950/1998	78,000	100.0%	1,782	22.85
1633 26th Street
Santa Monica, California	1	1972/1997	44,915	100.0%	864	19.24
2100 Colorado Avenue
Santa Monica, California(4)	3	1992	94,844	100.0%	2,814	29.67
3130 Wilshire Blvd.
Santa Monica, California	1	1969/1998	88,338	100.0%	2,228	25.23
501 Santa Monica Blvd.
Santa Monica, California	1	1974	70,280	98.5%	2,179	31.47

Subtotal/Weighted Average—
Los Angeles County	26		3,061,167	90.6%	71,610	25.82

Orange County
La Palma Business Center, Anaheim, California
4175 E. La Palma Avenue	1	1985	43,263	74.2%	603	18.77
8101 Kaiser Blvd.
Anaheim, California	1	1988	60,177	94.3%	1,326	23.37
Kilroy Center, Brea, California
601 Valencia Avenue	1	1982	60,891	100.0%	800	13.14
603 Valencia Avenue(4)	1	2005	45,900	100.0%	993	21.63

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/05(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
9451 Toledo Way
Irvine, California	1	1984	27,200	0.0%	—	0.00
111 Pacifica
Irvine, California	1	1991	67,530	100.0%	1,675	24.81

Subtotal/Weighted Average—
Orange County	6		304,961	86.3%	5,397	20.51

San Diego County
Del Mar Corporate Center, San Diego, California
12340 El Camino Real(7)	1	2002	87,405	100.0%	$3,775	$43.19
12390 El Camino Real(7)	1	2000	72,332	100.0%	3,029	41.88
12348 High Bluff Drive
San Diego, California(7)	1	1999	38,710	100.0%	1,065	27.52
Kilroy Centre Del Mar, San Diego, California
3579 Valley Centre Drive(7)	1	1999	52,375	100.0%	1,777	33.93
3611 Valley Centre Drive(7)	1	2000	130,178	100.0%	4,814	36.98
3661 Valley Centre Drive(7)	1	2001	129,752	100.0%	3,985	30.71
3721 Valley Centre Drive(7)	1	2002	114,780	100.0%	3,742	32.60
3811 Valley Centre Drive	1	2000	112,067	100.0%	4,922	43.92
12225/12235 El Camino Real
San Diego, California(8)	2	1998	115,513	100.0%	3,133	27.12
12400 High Bluff Drive
San Diego, California(7)	1	2003	208,464	100.0%	9,717	46.61
6215/6220 Greenwich Drive
San Diego, California(4)	2	1996	212,214	100.0%	3,243	15.28
15051 Avenue of Science
San Diego, California(4)	1	2001	70,617	100.0%	2,027	28.70
15073 Avenue of Science
San Diego, California(4)	1	2001	46,759	100.0%	1,046	22.38
15231 Avenue of Science
San Diego, California(9)	1	2005	65,867	100.0%	1,857	28.19
15253 Avenue of Science
San Diego, California(9)	1	2005	37,405	100.0%	1,054	28.19
15378 Avenue of Science
San Diego, California(4)	1	1984	68,910	100.0%	923	13.39
15435/15445 Innovation Drive
San Diego, California(7)	2	2000	103,000	100.0%	2,776	26.96
13500/13520 Evening Creek Drive North
San Diego, California	2	2004	281,830	95.9%	8,357	30.91
4939/4955 Directors Place
San Diego, California(4)	2	2002	136,908	100.0%	5,092	37.19
5005/5010 Wateridge Vista Drive
San Diego, California(4)	2	1999	172,778	100.0%	3,516	20.35
10421 Pacific Center Court
San Diego, California(7)	1	2002	79,871	100.0%	4,238	53.06
10243 Genetic Center Drive
San Diego, California(4)	1	2001	102,875	100.0%	3,485	33.88
10390 Pacific Center Court
San Diego, California(4)	1	2002	68,400	100.0%	2,745	40.14
6055 Lusk Avenue
San Diego, California(4)	1	1997	93,000	100.0%	1,163	12.50
6260 Sequence Drive
San Diego, California(10)	1	1997	130,000	11.6%	200	13.20
6290/6310 Sequence Drive
San Diego, California(4)	2	1997	152,415	100.0%	2,100	13.78
6340/6350 Sequence Drive
San Diego, California(11)	2	1998	199,000	66.6%	2,035	15.34
Pacific Corporate Center
San Diego, California(12)	6	1995	332,542	100.0%	5,053	15.20

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/05(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
5717 Pacific Center
San Diego, California(13)	1	2001/2005	67,995	100.0%	1,478	21.73
4690 Executive Drive
San Diego, California(14)	1	1999	47,907	72.9%	775	22.20
9455 Towne Center Drive
San Diego, California(4)	1	1998	45,195	100.0%	674	14.90
9785/9791 Towne Center Drive
San Diego, California(4)	2	1999	126,000	100.0%	2,282	18.11

Subtotal/Weighted Average—
San Diego County	46		3,703,064	94.4%	96,078	27.47

Other
Kilroy Airport Center, Seattle, Washington
18000 Pacific Highway	1	1974	209,904	86.1%	$3,087	$17.09
17930 Pacific Highway(4)	1	1980/1997	211,139	100.0%	2,232	10.57
17900 Pacific Highway	1	1980	111,387	78.7%	1,377	15.72
5151-5155 Camino Ruiz
Camarillo, California(15)	4	1982	265,372	100.0%	3,331	12.55
2829 Townsgate Road
Thousand Oaks, California	1	1990	81,158	88.5%	2,004	27.90

Subtotal/Weighted Average—
Other	8		878,960	92.9%	12,031	14.73

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	86		7,948,152	92.5%	185,116	25.19

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue
El Segundo, California	1	1954	192,053	100.0%	2,381	12.40
2270 E. El Segundo Blvd.
El Segundo, California	1	1975	6,362	100.0%	102	15.97

Subtotal/Weighted Average—
Los Angeles County	2		198,415	100.0%	2,483	12.51

Orange County
1000 E. Ball Road
Anaheim, California	1	1956	100,000	100.0%	747	7.47
1230 S. Lewis Road
Anaheim, California	1	1982	57,730	100.0%	384	6.64
1250 N. Tustin Avenue
Anaheim, California	1	1984	84,185	100.0%	670	7.96
3125 E. Coronado Street
Anaheim, California	1	1970	144,000	100.0%	1,031	7.16
3130/3150 Miraloma
Anaheim, California(16)	1	1970	144,000	100.0%	741	5.14
3250 E. Carpenter
Anaheim, California	1	1998	41,225	100.0%	283	6.86
3340 E. La Palma Avenue
Anaheim, California	1	1966	153,320	100.0%	799	5.21
5115 E. La Palma Avenue
Anaheim, California	1	1967/1998	286,139	100.0%	1,498	5.23
5325 E. Hunter Avenue
Anaheim, California	1	1983	110,487	100.0%	563	5.10
Anaheim Technology Center
Anaheim, California	5	1999	597,145	100.0%	3,690	6.18
La Palma Business Center, Anaheim, California
4155 E. La Palma Avenue(17)	1	1985	74,618	87.5%	741	11.34
4123 E. La Palma Avenue(18)	1	1985	70,863	64.7%	512	11.17

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/05(1)	Annual Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Brea Industrial Complex
Brea, California(19)	7	1981	276,278	100.0%	2,021	7.32
Brea Industrial—Lambert Road
Brea, California(20)	2	1999	178,811	100.0%	1,282	7.17
1675 MacArthur
Costa Mesa, California	1	1986	50,842	100.0%	623	12.26
25202 Towne Center Drive
Foothill Ranch, California	1	1998	303,533	100.0%	2,522	8.31
12400 Industry Street
Garden Grove, California	1	1972	64,200	100.0%	357	5.56
12681/12691 Pala Drive
Garden Grove, California(21)	1	1970	84,700	100.0%	636	7.51
7421 Orangewood Avenue
Garden Grove, California	1	1981	82,602	100.0%	635	7.69
Garden Grove Industrial Complex
Garden Grove, California(22)	6	1971	275,971	100.0%	1,847	6.69
17150 Von Karman
Irvine, California	1	1977	157,458	100.0%	$1,797	$11.41
2055 S.E. Main Street
Irvine, California	1	1973	47,583	100.0%	396	8.32
9401 Toledo Way
Irvine, California	1	1984	244,800	100.0%	2,445	9.99
1951 E. Carnegie
Santa Ana, California	1	1981	100,000	100.0%	817	8.17
2525 Pullman
Santa Ana, California	1	2002	103,380	100.0%	592	5.73
14831 Franklin Avenue
Tustin, California	1	1978	36,256	100.0%	279	7.71
2911 Dow Avenue
Tustin, California	1	1998	51,410	100.0%	283	5.50

Subtotal/Weighted Average—
Orange County	43		3,921,536	99.1%	28,191	7.25

San Diego County
10850 Via Frontera
San Diego, California	1	2005	303,000	100.0%	1,440	4.75

Subtotal/Weighted Average—
San Diego County	1		303,000	100.0%	1,440	4.75

Other
3735 Imperial Highway
Stockton, California	1	1996	164,540	100.0%	1,188	7.22

Subtotal/Weighted Average—
Other	1		164,540	100.0%	1,188	7.22

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	47		4,587,491	99.3%	33,302	7.31

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	133		12,535,643	95.0%	$218,418	$18.35

(1)	Based on all leases at the respective properties in effect as of December 31, 2005.

(2)	Calculated as contractual base rent as of December 31, 2005, determined in accordance with GAAP, and annualized to reflect a twelve-month period. Annual base rent excludes reimbursements received from tenants for leasehold improvements constructed by the Company. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3)	Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2005.

(4)	For this property, the lease is written on a triple net basis.

(5)	For this property, a lease of 102,000 rentable square feet is written on a triple net basis and leases of 18,000 rentable square feet are written on a full service gross basis.

(6)	For this property, leases of 7,000 rentable square feet are written on a modified gross basis and leases of 2,000 rentable square feet are written on a full service gross basis.

(7)	For this property, the leases are written on a modified gross basis.

(8)	For this property, leases of 55,000 rentable square feet are written on a modified gross basis and leases of 61,000 rentable square feet are written on a triple net basis.

(9)	For this property, the lease is written on a modified net basis.

(10)	For this property, a lease of 15,000 rentable square feet is written on a triple net basis.

(11)	For this property, a lease of 133,000 rentable square feet is written on a triple net basis.

(12)	For this property, leases of 243,000 rentable square feet are written on a triple net basis and a lease of 90,000 rentable square feet is written on a gross basis.

(13)	This property was developed by us as an Office Property in 2001. In 2003, we took this property out of service and converted it from Office to a Life Science/Engineering use. This property was added to our Stabilized Portfolio in the first quarter of 2005. A lease for 100% of this property commenced in December 2005. The lease is written on a triple net basis.

(14)	For this property, leases of 35,000 rentable square feet are written on a triple net basis.

(15)	For this property, leases of 225,000 rentable square feet are written on a triple net basis and leases of 40,000 rentable square feet are written on a full service gross basis.

(16)	For this property, a lease of 100,000 rentable square feet is written on a modified net basis and another 44,000 rentable square foot lease is written on a triple net basis.

(17)	For this property, leases of 25,000 rentable square feet are written on a full service gross basis and leases of 40,000 rentable square feet are written on a triple net basis.

(18)	For this property, a lease of 15,000 rentable square feet is written on a modified gross basis and a lease of 31,000 rentable square feet is written on a triple net basis.

(19)	The seven properties at the Brea Industrial Complex were built between 1981 and 1985. For these properties, leases of 210,000 rentable square feet are written on a triple net basis and 66,000 rentable square feet are written on a modified gross basis.

(20)	For these properties, leases of 109,000 rentable square feet are written on a modified net basis, a lease of 33,000 rentable square feet is written on a triple net basis and a lease of 37,000 rentable square feet is written on a modified gross basis.

(21)	The leases for this property are written on a modified net basis, with the tenants responsible for their pro rata share of common area expenses and real estate taxes.

(22)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985. For these properties, leases of 231,000 rentable square feet are written on a triple net basis and 45,000 rentable square feet are written on a modified gross basis.

Development

The following tables set forth certain information regarding our active office development projects as of December 31, 2005. See further discussion regarding our development and redevelopment trends under “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date (1)	Rentable Square Feet	Total Estimated Investment	Total Costs Spent as of December 31, 2005	Percent Leased as of December 31, 2005
				(dollars in millions)
Projects Under Construction:
15333 Avenue of Science I-15 Corridor San Diego, CA	Q4 2006	Q4 2006	72,000	$20.3	$6.9	100%
Santa Fe Summit—Phase I (2) 56 Corridor San Diego, CA	Q3 2007 - Q4 2007	Q3 2007 - Q4 2007	465,600	146.0	33.2	100%

Totals			537,600	$166.3	$40.1	100%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year following the date of substantial completion.

(2)	Construction on two of the four buildings commenced in the fourth quarter of 2005. Construction on the remaining two buildings is scheduled to commence in the first quarter of 2006.

Tenant Information

The following table sets forth information as to our ten largest office and industrial tenants as of December 31, 2005, based upon annualized rental revenues at December 31, 2005.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
The Boeing Company (3)	$10,747	4.9%	August 1984	Various	(3)
AMN Healthcare	8,179	3.7	July 2003	July 2018
DIRECTV Group, Inc.	6,251	2.9	November 1996	December 2011
Fish & Richardson	6,000	2.7	October 2003	October 2018
Diversa Corporation	5,092	2.3	November 2000	Various	(4)
Intuit, Inc.	5,023	2.3	November 1997	Various	(5)
Hewlett-Packard Company	4,318	2.0	October 1999	April 2012
Epson America, Inc.	4,177	1.9	October 1999	October 2009
Fair Isaac & Company	3,985	1.8	August 2003	July 2010
Avnet, Inc.	3,742	1.7	March 2003	February 2013

Total Office Properties	$57,514	26.2%

Industrial Properties:
Celestica California, Inc.	$2,522	1.2%	May 1998	May 2008
Qwest Communications Corporation	2,445	1.1	November 2000	October 2015
Mattel, Inc.	2,381	1.1	May 1990	October 2010
Delphi Automotive Systems, LLC	1,797	0.8	January 1996	January 2006
NBTY Manufacturing, LLC	1,498	0.7	August 1998	July 2008
Kraft Foods, Inc.	1,188	0.5	February 1996	February 2006
Extron Electronics, Inc.	1,130	0.5	February 1995	Various	(6)
Targus, Inc.	1,059	0.5	December 1998	March 2009
United Plastics Group, Inc.	1,031	0.5	September 1997	December 2006
Ricoh Electronics	817	0.4	February 1998	February 2008

Total Industrial Properties	$15,868	7.3%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor.

(3)	The Boeing Satellite Systems, Inc. leases of 65,447, 286,151, 113,242 and 100,978 net rentable square feet expire October 2010, July 2007, March 2009 and April 2006, respectively. The Boeing Commercial Airplane Group lease of 211,139 net rentable square feet at SeaTac Office Center expires in December 2007. See additional discussion on The Boeing Company under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Recent Information Regarding Significant Tenants.”

(4)	The Diversa Corporation leases of 76,246 and 60,662 net rentable square feet expire in November 2015 and March 2017, respectively.

(5)	The Intuit, Inc. lease of 2,957 net rentable square feet and two leases aggregating 63,053 net rentable square feet expire in December 2006 and July 2014, respectively. In addition, one of the leases encompasses 212,214 net rentable square feet, of which 141,214 net rentable square feet is scheduled to expire in August 2007 and 71,000 net rentable square feet is scheduled to expire in August 2009. See additional discussion on Intuit, Inc. under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(6)	The Extron Electronics leases of 100,000 and 57,730 net rentable square feet expire in April 2015 and February 2015, respectively.

At December 31, 2005, our tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rent: services, 54.1%; manufacturing, 22.2%; finance, insurance and real estate, 15.8%; wholesale and retail trade, 2.7%; transportation, warehousing and public utilities, 2.1%; construction, 1.5%; government, 1.4%; and agriculture, forestry and fishing, 0.2%. Following is a list comprised of a representative sample of 25 of our tenants whose annual base rental revenues were less than 1.0% of our total annual base revenue at December 31, 2005:

•	Abacus America, Inc.	•	Marcus & Millichap Real Estate Investment Brokerage Company	•	Stone Container Corporation

•	Allen Matkins Leck Gamble & Mallory LLP	•	Mercury Technology Group, Inc.	•	Targus, Inc.

•	Auspex Capital LLC	•	Nanogen, Inc.	•	ThermoTrex Corporation

•	Bright Horizons Children’s Center	•	PCL Construction Services, Inc.	•	USE Credit Union

•	China Airlines LTD	•	Plastic Industries Company, Inc.	•	Wachovia Securities, LLC

•	Culver Personnel Services	•	Prudential California Realty	•	Waronzof Associates

•	EVA Airways Corporation	•	Relational Advisors, LLC	•	West Coast Dialysis, Inc.

•	Flyer Entertainment	•	SCS Engineers

•	Hospira Worldwide, Inc.	•	Simulation Science, Inc.

Lease Expirations

The following table sets forth a summary of our lease expirations for the Office and Industrial Properties for each of the next ten years beginning with 2006, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A: Risk Factors.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)		Percentage of Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (000’s)(3)	Average Annual Rent Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2006	51	444,489		6.1%	$10,228	$23.01
2007	69	1,204,326		16.4	23,154	19.23
2008	55	704,284		9.6	12,515	17.77
2009	73	1,233,550		16.8	29,188	23.66
2010	62	875,681		12.0	23,659	27.02
2011	24	433,622		5.9	7,534	17.37
2012	12	527,167		7.2	15,835	30.04
2013	6	198,412		2.7	5,683	28.64
2014	9	299,118		4.1	7,889	26.37
2015 and beyond	28	1,402,072		19.2	50,618	36.10

	389	7,322,721		100.0%	$186,303	$25.44

Industrial Properties:
2006	10	547,089		12.0%	3,918	$7.16
2007	17	738,909		16.2	5,043	6.82
2008	12	921,607		20.2	6,518	7.07
2009	13	764,237		16.8	4,850	6.35
2010	7	418,941		9.2	3,944	9.41
2011	5	451,352		9.9	3,321	7.36
2012	3	184,659		4.1	1,062	5.75
2013	—	—		—	—	—
2014	—	—		—	—	—
2015 and beyond	5	526,357		11.6	4,560	8.66

	72	4,553,151		100.0%	$33,216	$7.30

Total Portfolio	461	11,875,872	(4)	100.0%	$219,519	$18.48

(1)	Includes tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Based on total leased square footage for the respective stabilized portfolios as of December 31, 2005.

(3)	Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before December 31, 2005.

(4)	Excludes space leased under month-to-month leases and vacant space at December 31, 2005.

Secured Debt

At December 31, 2005, the Operating Partnership had thirteen outstanding mortgage loans, representing aggregate indebtedness of approximately $473 million, which were secured by certain of the Properties. See Notes 10 and 26 to our consolidated financial statements included with this report. Management believes that, as of December 31, 2005, the value of the properties securing the respective secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, we are not a party to, and our Properties are not subject to, any other legal proceedings which if determined adversely to us would have a material adverse effect upon our financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2005 and 2004 as reported on the NYSE. On December 31, 2005, there were approximately 193 registered holders of our common stock.

2005	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$43.30	$38.95	$40.91	$0.5100
Second quarter	48.37	40.66	47.49	0.5100
Third quarter	56.03	47.29	56.03	0.5100
Fourth quarter	63.71	51.74	61.90	0.5100

2004	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$35.50	$31.68	$35.50	$0.4950
Second quarter	36.13	30.62	34.10	0.4950
Third quarter	38.47	34.08	38.03	0.4950
Fourth quarter	43.85	38.42	42.75	0.4950

We pay distributions to common stockholders quarterly each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on our FFO (as defined under “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Non-GAAP Supplemental Financial Measures: Funds From Operations”), financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

During 2005, we issued 319,627 shares of common stock in redemption of 319,627 common limited partnership units of the Operating Partnership by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the partnership units share in distributions with the common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Rental income	$217,749	$195,760	$176,754	$173,316	$168,866
Tenant reimbursements	23,073	21,149	19,576	20,804	19,949
Other property income	893	1,202	23,998	2,672	6,268

Total revenues	241,715	218,111	220,328	196,792	195,083

Property expenses	39,997	33,865	30,882	27,990	27,095
Real estate taxes	17,444	16,295	15,015	14,397	13,733
Provision for bad debts	(648)	886	1,504	6,712	3,603
Ground leases	1,679	1,401	1,296	1,354	1,507
General and administrative expenses	66,456	34,021	20,095	12,902	11,692
Interest expense	39,153	33,994	30,515	30,629	37,854
Depreciation and amortization	67,352	58,551	55,389	57,668	50,299

Total expenses	231,433	179,013	154,696	151,652	145,783

Interest and other income	604	521	196	513	1,030
Net settlement receipts (payments) on interest rate swaps	364	(2,893)	(3,218)	(6,819)	(6,454)
Gain (loss) on derivative instruments	378	3,099	704	(244)	(5,553)

Total other income (expense)	1,346	727	(2,318)	(6,550)	(10,977)

Income from continuing operations before net gain on dispositions and minority interests	11,628	39,825	63,314	38,590	38,323
Net gain on dispositions of operating properties(1)				896	4,714

Income from continuing operations before minority interests	11,628	39,825	63,314	39,486	43,037
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(5,588)	(9,579)	(13,163)	(13,500)	(13,500)
Original issuance costs of redeemed preferred units		(1,200)	(945)
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	411	(3,202)	(6,463)	(3,648)	(2,563)
Recognition of previously reserved Development LLC preferred return				3,908
Minority interest in earnings of Development LLCs				(1,024)	(3,701)

Total minority interests	(5,177)	(13,981)	(20,571)	(14,264)	(19,764)

Income from continuing operations	6,451	25,844	42,743	25,222	23,273
Discontinued operations:
Revenues from discontinued operations	1,255	7,564	10,912	18,371	19,369
Expenses from discontinued operations	(1,091)	(4,184)	(6,056)	(9,819)	(9,664)
Net gain on dispositions of discontinued operations	30,764	6,148	3,642	6,570
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(3,560)	(1,105)	(1,125)	(1,910)	(1,018)

Total income from discontinued operations	27,368	7,697	7,373	13,212	8,687

Net income before cumulative effect of change in accounting principle	33,819	33,541	50,116	38,434	31,960
Cumulative effect of change in accounting principle					(1,392)

Net income	33,819	33,541	50,116	38,434	30,568
Preferred dividends	(9,608)	(3,553)	(349)

Net income available for common stockholders	$24,211	$29,988	$49,767	$38,434	$30,568

Share Data:
Weighted average shares outstanding—basic	28,711	28,244	27,527	27,450	27,167

Weighted average shares outstanding—diluted	28,711	28,422	27,738	27,722	27,373

(Loss) income from continuing operations per common share—basic	$(0.11)	$0.79	$1.54	$0.92	$0.86

(Loss) income from continuing operations per common share—diluted	$(0.11)	$0.78	$1.53	$0.91	$0.85

Net income per common share—basic	$0.84	$1.06	$1.81	$1.40	$1.13

Net income per common share—diluted	$0.84	$1.06	$1.79	$1.39	$1.12

Dividends declared per common share	$2.04	$1.98	$1.98	$1.98	$1.92

**Footnote on following page

(1)	In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property we sold in the fourth quarter of 2001. The additional gain had previously been reserved for financial reporting purposes until certain litigation associated was resolved in the second quarter of 2002.

	Kilroy Realty Corporation Consolidated
	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$1,953,971	$1,863,230	$1,735,796	$1,691,667	$1,604,180
Total assets	1,674,474	1,609,024	1,516,428	1,507,710	1,457,346
Total debt	842,282	801,441	761,048	762,037	714,587
Total liabilities	1,031,106	929,348	849,683	853,580	802,798
Total minority interests	124,100	133,129	183,712	219,948	217,182
Total stockholders’ equity	519,268	546,547	483,033	434,182	437,366

Other Data:
Funds From Operations(1)	$63,603	$87,643	$110,758	$96,908	$84,288

Cash flows provided by (used in):
Operating activities	116,002	120,513	124,399	122,409	129,391
Investing activities	(75,682)	(123,271)	(67,463)	(78,487)	(53,614)
Financing activities	(41,292)	(2,281)	(62,821)	(44,632)	(76,890)

Office Properties:
Rentable square footage	7,948,152	7,674,424	7,316,187	7,447,605	7,225,448
Occupancy	92.5%	94.0%	87.6%	91.1%	93.9%

Industrial Properties:
Rentable square footage	4,587,491	4,602,605	4,878,603	4,880,963	5,085,945
Occupancy	99.3%	95.5%	94.5%	97.7%	98.5%

(1)	We believe that Funds From Operations (“FFO”) is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, we believe that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results of operations.

Non-cash adjustments to arrive at FFO were as follows: in all periods, minority interest in earnings of the operating partnership, depreciation and amortization and net gain (loss) from dispositions of operating properties; in 2001, non-cash amortization of restricted stock grants and cumulative effect of change in accounting principle. For additional information, see “Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of recent natural disasters and increased worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust (“REIT”). We own our interests in all of our properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conduct substantially all of our operations through the Operating Partnership. We owned an 88.7% and 87.7% general partnership interest in the Operating Partnership as of December 31, 2005 and 2004, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see note 2 to our consolidated financial statements included elsewhere in this report.

Property Acquisitions—In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), we allocate the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values.

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

Allowances for uncollectible current tenant receivables and deferred rent receivables.    Rental revenue is our principal source of revenue and is recognized in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”). Minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances requires significant judgments and estimates.

Current tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates both a specific identification and aging analysis and includes an overall evaluation of our historical loss trends and the current economic and business environment. The specific identification methodology relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. Our allowance also includes a reserve based on historical loss trends not associated with any specific tenant. This reserve as well as our specific identification reserve is reevaluated quarterly based on economic conditions and the current business environment.

Deferred rent receivables represent the amount that the cumulative straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, management’s determination of the adequacy of the allowance for deferred rent receivables is based primarily on historical loss experience. Management evaluates the allowance for deferred rent receivables using a specific identification methodology for our significant tenants assessing each tenant’s financial condition and its ability to meet its lease obligations. In addition, the allowance includes a reserve based upon our historical experience and current and anticipated future economic conditions not associated with any specific tenant.

Management’s estimate for the required allowance is reevaluated quarterly as economic and market conditions and the creditworthiness of our tenants change. During the year ended December 31, 2005, our accounts receivable aging and collection of outstanding tenant receivables improved, and as a result, we decreased our allowance for uncollectible tenant receivables. No assurance can be given that this trend will continue in 2006. For the years ended December 31, 2005, 2004 and 2003 we recorded a provision for bad debts of approximately (0.3)%, 0.4%, and 0.8% of recurring revenue. During the third quarter of both 2005 and 2004, we reversed approximately $750,000 of the allowance through the provision for bad debts due to the collection of two of the four annual installment payments due under the settlement agreement with Peregrine (See Note 19 to our consolidated financial statements included with this report). In December 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, we reevaluated the allowance related to the remaining future annual installments. As a result, we reversed the remaining allowance of approximately $1.3 million related to the two remaining lease termination payments through the provision for bad debts. Excluding the reversal of the Peregrine allowance is connection with the Hewlett-Packard Company acquisition and the annual payment received in both 2005 and 2004, we would have recorded a provision for bad debts of approximately 0.6% and 0.8% of recurring revenue, for the years ended December 31, 2005 and 2004, respectively. If we experience increased levels of bad debt expense or write-offs in excess of our allowances, our financial position, revenues and results of operations would be adversely affected.

Evaluation of asset impairment.    Operating properties are generally carried at historical cost less accumulated depreciation. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. We evaluate an operating property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows and the estimation of a property’s fair value are inherently uncertain and rely on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. Our estimate of future cash flows is subject to revision if management’s assessment of market conditions or intent to hold the property changes.

In the first quarter 2004, we reclassified one of our office properties as held for sale and recorded a $0.7 million impairment loss to reflect the property on the balance sheet at its estimated fair market value less selling costs. We subsequently sold the property in May 2004. We did not record any impairment losses during the years ended December 31, 2005 and 2003. If we determine it is necessary to recognize a material impairment loss, our financial position, and results of operations may be adversely affected.

Depreciable lives of leasing costs.    We incur certain capital costs in connection with leasing our properties. These leasing costs primarily include lease commissions and tenant improvements. Leasing costs are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the estimated remaining term of the associated lease, generally ranging from one to 15 years. Management reevaluates the remaining useful life of these costs as the creditworthiness of our tenants and economic and market conditions change. If management determines that the estimated remaining life of the respective lease has changed, we adjust the amortization period and, accordingly, the depreciation expense recorded each period may fluctuate. If we experience increased levels of amortization or depreciation expense due to decreases in the estimated useful lives of leasing costs, our financial position, and results of operations may be adversely affected.

Factors That May Influence Future Results of Operations

Rental income.    The amount of net rental income generated by our Properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Rental rates.    For leases that commenced during the year ended December 31, 2005, the change in rental rate was an increase of 12.0% on a GAAP basis, and a decrease of 0.3% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that the average rental rates for our Properties are slightly below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 632,300 square feet of currently available space in our stabilized portfolio, leases representing approximately 8.3% and 16.4% of the leased square footage of our stabilized portfolio are scheduled to expire during 2006 and 2007, respectively. The leases scheduled to expire in 2006 and the leases scheduled to expire in 2007 represent approximately 1.6 million square feet of office space, or 15.2% of our total annualized base rent, and 1.3 million square feet of industrial space, or 4.1% of our total annualized base rent, respectively. We have re-leased approximately 31,000, or 3.19%, of the net rentable square feet scheduled to expire in 2006 as of the date of this report. We believe that the average rental rates for leases scheduled to expire during 2006 are slightly below the current average quoted market rates. Our ability to release available space depends upon the market conditions in the specific submarkets in which our Properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in 2005, based on third-party reports of positive net absorption and decreased levels of direct vacancy as well as an increase in occupancy at our Properties. We saw the most notable improvements in the West Los Angeles submarket. As of December 31, 2005, our West Los Angeles stabilized office portfolio was 98% occupied as compared to 90% as of December 31, 2004.

The El Segundo submarket continues to improve and our leasing efforts are showing steady progress. During the third quarter of 2005, one redevelopment project, which is located in a two-building office complex in El Segundo, was added to our stabilized office portfolio since one year had passed following substantial completion. This building, which encompasses approximately 241,600 rentable square feet, was 22% occupied as of December 31, 2005. As of the date of this report, we have executed leases or letters of intent for approximately 55% of the redeveloped space, an increase from December 31, 2004 when the project was 19% leased. The other building in the office complex, which encompasses approximately 127,900 rentable square feet, was approximately 90% leased as of December 31, 2005 as compared to 37% as of December 31, 2004. Management expects conditions in the El Segundo submarket to continue to improve given the strength in the neighboring submarkets.

The overall Los Angeles stabilized office portfolio was 91% occupied at both December 31, 2005 and December 31, 2004. Despite the addition of the redevelopment project in El Segundo to the stabilized office portfolio, occupancy remained flat, as a result of the significant increase in occupancy in our West Los Angeles properties, as noted above.

San Diego County.    San Diego County remains one of the strongest submarkets in Southern California based on third-party reports of positive absorption, increased rental rates and growing tenant demand. We continue to expand our presence in this market by aggressively seeking and obtaining development and redevelopment opportunities in the region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” As of December 31, 2005, our San Diego stabilized office portfolio was 94% occupied with approximately 205,800 vacant rentable square feet, compared to 97%

occupied with approximately 102,300 vacant rentable square feet as of December 31, 2004. The decrease in occupancy is attributable to lease expirations at two buildings in the Sorrento Mesa submarket, which were previously 100% occupied. One of the buildings, encompassing approximately 130,000 rentable square feet, was 11% occupied as of December 31, 2005. In January 2006, we executed a lease agreement for 100% of this space, which is scheduled to commence in May 2006. The other building, encompassing approximately 66,400 rentable square feet was vacant as of December 31, 2005. As of December 31, 2005, leases representing an aggregate of approximately 368,600 and 618,500 rentable square feet are scheduled to expire in 2006 and 2007, respectively in this region. Of the amount scheduled to expire in 2006, approximately 303,000 rentable square feet relates to the property we acquired in September 2005 with the intent to redevelop the property. See additional information regarding the this property under the caption “—Development and redevelopment programs.”

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, which affect San Diego’s ability to finance capital projects and may impact real estate development, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material effects arising from this situation.

Orange County.    As of December 31, 2005, our Orange County properties were 98% occupied with approximately 76,000 vacant rentable square feet as compared to 99% occupied with approximately 35,200 vacant rentable square feet as of December 31, 2004. As of December 31, 2005, leases representing an aggregate of approximately 289,000 and 758,000 rentable square feet were scheduled to expire during the 2006 and 2007, respectively, in this region.

Sublease space.    Of our leased space at December 31, 2005, approximately 683,800 rentable square feet, or 5.5%, of the square footage in our stabilized portfolio, was available for sublease, as compared to 435,200 rentable square feet, or 3.5% at December 31, 2004. Of the 5.5% of available sublease space in our stabilized portfolio at December 31, 2005, approximately 3.5% was vacant space and the remaining 2.0% was occupied. Approximately 54% and 45% of the available sublease space as of December 31, 2005 is located in the San Diego and Orange County submarkets, respectively. Of the approximately 683,800 rentable square feet available for sublease at December 31, 2005, approximately 2,500 rentable square feet represents one lease scheduled to expire during 2006 and there are no scheduled expirations in 2007.

Negative trends or other events that impair our ability to renew or release space and our ability to maintain or increase rental rates in its submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of December 31, 2005, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 777,000 rentable square feet of office space under five separate leases, representing 4.9% of our total annual base rental revenues at December 31, 2005. In December 2005, Boeing exercised an early termination option at a building located in El Segundo, California, encompassing approximately 101,000 rentable square feet, which is now scheduled to expire in April 2006. We are currently evaluating a substantial renovation of the property given that Boeing and its predecessor have occupied the space for over 20 years. Boeing has another lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, scheduled to expire in July 2007. Under the terms of the lease, Boeing has the option to extend the lease for an additional three years by giving us written notice between January 1, 2006 and April 30, 2006. The remaining three leases for approximately 211,000, 113,000 and 66,000 rentable square feet are scheduled to expire on December 31, 2007, March 31, 2009, and October 31, 2010, respectively.

Intuit, Inc.    As of December 31, 2005, Intuit, Inc. (“Intuit”), our sixth largest office tenant, was leasing an aggregate of approximately 278,700 rentable square feet of office space under four separate leases, representing approximately 2.3% of total annual base rental revenues. During the year ended December 31, 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 466,000 rentable square feet of additional space, comprising the entirety of a four building office complex that we are developing in the 56 Corridor submarket in San Diego County for Intuit. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Upon commencement of the term of the new San Diego lease, anticipated to occur in late 2007, Intuit is projected to become our largest tenant based on its percentage of total annual base rental revenues.

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,000 rentable square feet, of which approximately 141,000 rentable square feet is scheduled to expire in August 2007 and the remaining approximately 71,000 rentable square feet is scheduled to expire in August 2009. Intuit also has two leases in Calabasas which encompass an aggregate of approximately 64,000 rentable square feet and executed a third lease with us in October 2005 for approximately 28,000 rentable square feet, which is expected to commence in the first quarter of 2006. All three leases are scheduled to expire in July 2014. The last lease with Intuit is located in Long Beach, encompasses 3,000 rentable square feet, and is scheduled to expire in December 2006.

Development and redevelopment programs.    We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We have continued to aggressively seek and obtain development opportunities throughout Southern California and specifically in our core markets, such as the San Diego County region, as it remains one of the strongest markets in Southern California. We have made significant progress in expanding our development program in 2005 through new lease transactions and targeted acquisitions as summarized below.

In March 2005, we committed to develop a four-building office complex in the 56 Corridor submarket of San Diego County. As of the date of this report, we have pre-leased all four buildings, or 100% of the rentable square feet, to a single tenant. See additional information under the caption “—Recent Information Regarding Significant Tenants—Intuit, Inc.” We began construction on two of the four buildings in the fourth quarter of 2005 and construction on the remaining two buildings is scheduled to commence in the first quarter of 2006. The project, which will encompass an aggregate of approximately 466,000 rentable square feet, is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $146 million. In June 2005, we acquired approximately 11.3 acres of undeveloped land located immediately adjacent to this project. The land site includes entitlements to build approximately 350,000 rentable square feet of office space.

In June 2005, we executed a lease agreement with a single tenant for a new three-building corporate headquarters in our Innovation Corporate Center, located in the I-15 Corridor submarket of San Diego County. Two of the buildings, encompassing an aggregate of approximately 103,000 rentable square feet, were completed in the fourth quarter of 2005 and added to the stabilized portfolio. We commenced construction on the third building, which will encompass approximately 72,000 rentable square feet, in the fourth quarter of 2005. The total estimated investment for the three buildings is approximately $44 million.

In September 2005, we purchased a fully-entitled 20-acre land site, which includes a 303,000 square foot building, located in the I-15 Corridor submarket of San Diego County. We executed a one-year lease with the seller to continue to occupy 100% of the space through September 2006. The lease also includes a three-month extension option. At the termination of the lease, we plan to redevelop the site and currently anticipate developing an additional approximately 600,000 to one million square feet of office space on this site. The site includes entitlements to build approximately 1.8 million square feet of office and light industrial space.

In December 2005, we entered into a contract to purchase a 25-acre land parcel in the northern San Diego County submarket of Carlsbad, California for $15.8 million. Upon successful completion of the transaction, the Company plans to develop between 250,000 and 350,000 rentable square feet of office space on the site. The total estimated investment for this project is approximately $75 million to $105 million.

Our development pipeline also consists of an additional 38.2 acres of undeveloped land. Combined with our recent acquisitions of undeveloped land and the potential Carlsbad acquisition, we believe we will have the potential to develop over two million rentable square feet of office space. All of our undeveloped land is located in San Diego County. See additional information regarding our active development portfolio under the caption “Development” in this report.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where no land available for development exists. We had no redevelopment properties under construction as of December 31, 2005.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. However, we may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete projects on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

Incentive Compensation.    Our Executive Compensation Committee, comprised of three independent Directors, determines compensation, including stock option and incentive plans, for the Company’s executive officers. The plans approved by the Executive Compensation Committee have historically provided for cash and stock compensation to be earned by the Company’s executive officers based on attaining certain performance measures as well as certain other financial, operating and development targets. Our Executive Compensation Committee is presently considering a new incentive compensation plan for our executive officers. Depending on the nature of the plans put in place by the Executive Compensation Committee, accrued incentive compensation may be affected by the performance of our common stock. We cannot predict the amounts that will be recorded in future periods related to the programs put in place by the Executive Compensation Committee, since they could potentially be influenced by our stock price and market conditions.

Results of Operations

As of December 31, 2005, our stabilized portfolio was comprised of 86 office properties (the “Office Properties”) encompassing an aggregate of approximately 7.9 million rentable square feet, and 47 industrial properties (the “Industrial Properties,” and together with the Office Properties, the “Properties”), encompassing an aggregate of approximately 4.6 million rentable square feet. Our stabilized portfolio of operating properties consists of all our Properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of December 31, 2005, the Office and Industrial Properties represented approximately 85% and 15%, respectively, of our annualized base rent. For the year ended December 31, 2005, average occupancy in our stabilized portfolio was 94.2% compared to 92.3% for the year ended December 31, 2004. Occupancy for our stabilized portfolio at December 31, 2005 was 95.0% as compared to 94.6% at December 31, 2004. As of December 31, 2005, we had approximately 632,300 square feet of vacant space in our stabilized portfolio, compared to 667,800 square feet as of December 31, 2004.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2004 to December 31, 2005. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.3 million rentable square feet, or 2.1%, to 12.5 million rentable square feet at December 31, 2005, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2004	84	7,674,424	49	4,602,605	133	12,277,029
Acquisitions	1	45,900	1	303,000	2	348,900
Properties added from the Development and Redevelopment Portfolio	4	412,870			4	412,870
Dispositions(1)	(3)	(174,309)	(3)	(321,267)	(6)	(495,576)
Remeasurement		(10,733)		3,153		(7,580)

Total at December 31, 2005	86	7,948,152	47	4,587,491	133	12,535,643

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 20 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Year ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2005 and 2004.

	Year Ended December 31,		Dollar Change	Percentage Change
	2005	2004
	(in thousands)
Net Operating Income, as defined
Office Properties	$152,221	$136,279	$15,942	11.7%
Industrial Properties	31,022	29,385	1,637	5.6

Total portfolio	183,243	165,664	17,579	10.6

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	183,243	165,664	17,579	10.6
Other expenses:
General and administrative expenses	66,456	34,021	32,435	95.3
Interest expense	39,153	33,994	5,159	15.2
Depreciation and amortization	67,352	58,551	8,801	15.0
Total other income	1,346	727	619	85.1

Income from continuing operations before minority interests	11,628	39,825	(28,197)	(70.8)
Minority interests attributable to continuing operations	(5,177)	(13,981)	8,804	(63.0)
Income from discontinued operations	27,368	7,697	19,671	255.6

Net income	33,819	33,541	278	0.8
Preferred dividends	(9,608)	(3,553)	(6,055)	170.4

Net income available for common stockholders	$24,211	$29,988	$(5,777)	(19.3)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the years ended December 31, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$185,330	$164,600	$20,730	12.6%	$159,044	$152,310	$6,734	4.4%
Tenant reimbursements	18,989	17,626	1,363	7.7	17,403	17,028	375	2.2
Other property income	797	1,189	(392)	(33.0)	782	1,161	(379)	(32.6)

Total	205,116	183,415	21,701	11.8	177,229	170,499	6,730	3.9

Property and related expenses:
Property expenses	37,337	31,439	5,898	18.8	33,740	29,786	3,954	13.3
Real estate taxes	14,471	13,482	989	7.3	12,296	12,579	(283)	(2.2)
Provision for bad debts	(592)	814	(1,406)	(172.7)	(1,228)	555	(1,783)	(321.3)
Ground leases	1,679	1,401	278	19.8	1,679	1,401	278	19.8

Total	52,895	47,136	5,759	12.2	46,487	44,321	2,166	4.9

Net Operating Income	$152,221	$136,279	$15,942	11.7%	$130,742	$126,178	$4,564	3.6%

(1)	Office properties owned and stabilized at January 1, 2004 and still owned and stabilized at December 31, 2005.

Total revenues from Office Properties increased $21.7 million, or 11.8%, to $205.1 million for the year ended December 31, 2005 compared to $183.4 million for the year ended December 31, 2004. Rental income from Office Properties increased $20.7 million, or 12.6%, to $185.3 million for the year ended December 31, 2005 compared to $164.6 million for the year ended December 31, 2004. Rental income generated by the Core Office Portfolio increased $6.7 million, or 4.4%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 2.7% to 93.9% for the year ended December 31, 2005 compared to 91.2% for the same period in 2004. The remaining $14.0 million increase in total office portfolio rental income was attributable to a $9.7 million increase in rental income generated by the two office buildings acquired in the fourth quarter of 2004 and one office building acquired in the second quarter of 2005 (the “Office Acquisition Properties”), a $1.9 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (the “Office Development Property”) and a $2.4 million increase in rental income generated by the office redevelopment properties that were completed during 2004 and added to the stabilized portfolio in 2005 (the “Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $1.4 million, or 7.7%, to $19.0 million for the year ended December 31, 2005 compared to $17.6 million for the year ended December 31, 2004. Tenant reimbursements generated by the Core Office Portfolio increased $0.4 million, or 2.2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is primarily attributable to the increase in occupancy in this Portfolio, as noted above. The remaining increase in total office portfolio tenant reimbursements is attributable to an increase of $0.6 million generated by the Office Redevelopment Properties, an increase of $0.3 million generated by the Office Acquisition Properties and an increase of $0.1 million generated by the Office Development Property.

Other property income from Office Properties decreased $0.4 million to $0.8 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004. Other property income for the year ended December 31, 2004 included a $1.8 million charge related to a litigation settlement offset by $1.9 million of other income related to a lease termination fee in 2001. This additional income had previously been reserved for financial reporting purposes until certain contingencies with the lease termination had been resolved. The remaining other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $5.8 million, or 12.2%, to $52.9 million for the year ended December 31, 2005 compared to $47.1 million for the year ended December 31, 2004. Property expenses from Office Properties increased $5.9 million, or 18.8%, to $37.3 million for the year ended December 31, 2005 compared to $31.4 million for the year ended December 31, 2004. An increase of $4.0 million, or 13.3%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures and an increase in variable operating expenses related to the increase in occupancy. Of the remaining increase of $1.9 million in total office portfolio property expenses, $1.4 million was attributable to the Office Acquisition Properties, $0.3 million was attributable to the Office Redevelopment Properties and $0.2 million was attributable to the Office Development Property.

Real estate taxes from Office Properties increased $1.0 million, or 7.3%, for the year ended December 31, 2005 as compared to the same period in 2004. Real estate taxes for the Core Office Portfolio decreased $0.3 million, or 2.2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This decrease was primarily due to refunds received in 2005 for prior years’ real estate taxes, which were successfully appealed. An increase of $1.3 million in real estate taxes was attributable to a $1.0 million increase from the Office Acquisition Properties, a $0.2 million increase from the Office Redevelopment Properties and a $0.1 million increase from the Office Development Property.

The provision for bad debts from Office Properties decreased $1.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. During the fourth quarter 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, we reevaluated the allowance related to the two remaining future annual installment lease termination payments. As a result, we reversed approximately $1.3 million of the allowance through the provision for bad debts.

Ground lease expense for Office Properties increased $0.3 million, or 19.8%, to $1.7 million for the year ended December 31, 2005 compared to $1.4 million for the year ended December 31, 2004.

Net Operating Income from Office Properties increased $15.9 million, or 11.7%, to $152.2 million for the year ended December 31, 2005, compared to $136.3 million for the year ended December 31, 2004. Of this increase, $4.6 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $11.3 million, $7.3 million was generated by the Office Acquisition Properties, $2.5 million was generated by the Office Redevelopment Properties and $1.5 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$32,419	$31,160	$1,259	4.0%	$32,051	$31,160	$891	2.9%
Tenant reimbursements	4,084	3,523	561	15.9	4,084	3,523	561	15.9
Other property income	96	13	83	638.5	96	13	83	638.5

Total	36,599	34,696	1,903	5.5	36,231	34,696	1,535	4.4

Property and related expenses:
Property expenses	2,660	2,426	234	9.6	2,651	2,421	230	9.5
Real estate taxes	2,973	2,813	160	5.7	2,885	2,813	72	2.6
Provision for bad debts	(56)	72	(128)	(177.8)	(56)	77	(133)	(172.7)

Total	5,577	5,311	266	5.0	5,480	5,311	169	3.2

Net Operating Income	$31,022	$29,385	$1,637	5.6%	$30,751	$29,385	$1,366	4.6%

(1)	Industrial properties owned and stabilized at January 1, 2004 and still owned and stabilized at December 31, 2005.

Total revenues from Industrial Properties increased $1.9 million, or 5.5%, to $36.6 million for the year ended December 31, 2005 compared to $34.7 million for the year ended December 31, 2004. Rental income from Industrial Properties increased $1.2 million, or 4.0%, to $32.4 million for the year ended December 31, 2005 compared to $31.2 million for the year ended December 31, 2004. Rental income generated by the Core Office Portfolio increased $0.9 million, or 2.9%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.8% to 96.5% for the year ended December 31, 2005 as compared to 95.7% for the year ended December 31, 2004. The remaining $0.3 million increase for the Industrial properties was attributable to rental income generated by one industrial building acquired during the third quarter of 2005 (the “Industrial Acquisition Property”).

Tenant reimbursements from Industrial Properties increased $0.6 million, or 15.9%, to $4.1 million for the year ended December 31, 2005 compared to $3.5 million for the year ended December 31, 2004. This increase is primarily associated with an increase in occupancy in this portfolio and a subsequent increase in reimbursable expenses. Other property income from Industrial Properties increased $0.1 million for the year ended December 31, 2005 compared to the same period in 2004. Other property income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.3 million, or 5.0%, to $5.6 million for the year ended December 31, 2005, compared to $5.3 million for the year ended December 31, 2004. Property expenses from Industrial Properties increased by $0.2 million, or 9.6%, to $2.6 million for the year ended December 31, 2005 compared to $2.4 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in repairs and maintenance expenditures for the year ended December 31, 2005 as compared to the same period in 2004.

Real estate taxes for the Industrial Properties increased $0.2 million, or 5.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in property taxes was attributable to a $0.1 million increase to the Core Office Portfolio and a $0.1 million increase to the Industrial Acquisition Property. The provision for bad debts for Industrial Properties decreased $0.1 million, or 177.8%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. During the year ended December 31, 2005 our reserve requirement decreased due to the collection of previously reserved receivables. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties increased $1.6 million, or 5.6%, to $31.0 million for the year ended December 31, 2005 compared to $29.4 million for the year ended December 31, 2004.

Non-Property Related Income and Expenses

General and administrative expenses increased $32.4 million, or 95.3%, to $66.4 million for the year ended December 31, 2005, compared to $34.0 million for the year ended December 31, 2004. The increase is primarily due to a $30.4 million increase in accrued incentive compensation that was driven by a special long-term incentive plan for our executive officers that ended on December 31, 2005. The amount payable under the plan was based on our absolute and relative stockholder returns (see Note 15 to our consolidated financial statements for further discussion about the program). Compensation expense under this program was accounted for using variable plan accounting. In prior periods, we estimated the amount to be paid based on the closing share price of our common stock at the end of each period and recorded compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that had elapsed through the end of the period. The increase in the charge for compensation expense in 2005 was due to an increase in the share price of our common stock at the end of 2005 as compared to the end of 2004, and the resultant cumulative adjustment recorded in 2005 for the change in compensation expense attributable to the prior two years. The amount earned by the executive officers under the plan was calculated based on a share price of $62.78, which was equal to the average closing share price of the Company’s common stock as reported on the NYSE for the last ten business days of 2005. The remaining increase in general and administrative expenses is primarily due to an increase in reporting, public company and payroll-related expenses.

Net interest expense increased $5.2 million, or 15.2%, to $39.2 million for the year ended December 31, 2005 compared to $34.0 million for the year ended December 31, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $6.4 million, or 15.3% to $48.1 million for the year ended December 31, 2005 from $41.7 million for the year ended December 31, 2004. This increase is mainly attributable to an increase in the average debt balance during the year ended December 31, 2005, partially offset by a decrease in the weighted-average interest rate. Total capitalized interest and loan fees increased $1.2 million, or 15.6%, to $8.9 million for the year ended December 31, 2005 from $7.7 million for the year ended December 31, 2004, primarily due to higher average balances eligible for capitalization during the year ended December 31, 2005 as compared to December 31, 2004.

Depreciation and amortization increased $8.8 million, or 15.0%, to $67.4 million for the year ended December 31, 2005 compared to $58.6 million for the year ended December 31, 2004. An increase of $6.9 million was generated by the addition of the Office Acquisition Properties, Office Redevelopment Properties, Office Development Property and Industrial Acquisition Property. The remaining $1.9 million was generated by the Core Office Portfolio, due primarily to tenant improvement and leasing commissions incurred during the fourth quarter of 2004 and during 2005.

Total other income increased approximately $0.6 million, or 85.1%, to $1.3 million for the year ended December 31, 2005 compared to $0.7 million for the year ended December 31, 2004. The increase in income was primarily due to a $3.3 million increase in net settlement payments we received from the counterparties of our interest rate swap agreements as a result of increasing interest rates. This increase was offset by a decrease in the non-cash gain recorded as a result of the change in the fair value of the derivative instruments and the expiration of two of our derivative instruments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information regarding our outstanding derivative instruments as of December 31, 2005 and 2004. The gain was $2.7 million higher during the year ended December 31, 2004 as compared to the same period in 2005.

Year Ended December 31, 2004 Compared to Year ended December 31, 2003

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2004 and 2003.

	Year Ended December 31,		Dollar Change	Percentage Change
	2004	2003
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$136,279	$141,393	$(5,114)	(3.6)%
Industrial Properties	29,385	30,238	(853)	(2.8)

Total portfolio	165,664	171,631	(5,967)	(3.5)

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	165,664	171,631	(5,967)	(3.5)
Other expenses:
General and administrative expenses	34,021	20,095	13,926	69.3
Interest expense	33,994	30,515	3,479	11.4
Depreciation and amortization	58,551	55,389	3,162	5.7
Total other income (expense)	727	(2,318)	3,045	(131.4)

Income from continuing operations before minority interests	39,825	63,314	(23,489)	(37.1)
Minority interests attributable to continuing operations	(13,981)	(20,571)	6,590	(32.0)
Income from discontinued operations	7,697	7,373	324	4.4

Net income	33,541	50,116	(16,575)	(33.1)
Preferred dividends	(3,553)	(349)	(3,204)	918.1

Net income available for common stockholders	$29,988	$49,767	$(19,779)	(39.7)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations, for the Office Properties and for the Industrial Properties for the years ended December 31, 2004 and 2003.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2004	2003	Dollar Change	Percentage Change	2004	2003	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$164,600	$145,226	$19,374	13.3%	$142,972	$133,326	$9,646	7.2%
Tenant reimbursements	17,626	16,194	1,432	8.8	16,714	15,577	1,137	7.3
Other property income	1,189	23,849	(22,660)	(95.0)	1,160	19,580	(18,420)	(94.1)

Total	183,415	185,269	(1,854)	(1.0)	160,846	168,483	(7,637)	(4.5)

Property and related expenses:
Property expenses	31,439	28,888	2,551	8.8	27,806	27,067	739	2.7
Real estate taxes	13,482	12,448	1,034	8.3	11,459	11,524	(65)	(0.6)
Provision for bad debts	814	1,244	(430)	(34.6)	512	1,491	(979)	(65.7)
Ground leases	1,401	1,296	105	8.1	1,329	1,282	47	3.7

Total	47,136	43,876	3,260	7.4	41,106	41,364	(258)	(0.6)

Net Operating Income	$136,279	$141,393	$(5,114)	(3.6)%	$119,740	$127,119	$(7,379)	(5.8)%

(1)	Stabilized office properties owned at January 1, 2003 and still owned and stabilized at December 31, 2005.

Total revenues from Office Properties decreased $1.9 million, or 1.0%, to $183.4 million for the year ended December 31, 2004 compared to $185.3 million for the year ended December 31, 2003. Rental income from Office Properties increased $19.4 million, or 13.3%, to $164.6 million for the year ended December 31, 2004 compared to $145.2 million for the year ended December 31, 2003. Rental income generated by the Core Office Portfolio increased $9.6 million, or 7.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 3.9% to 93.6% for the year ended December 31, 2004 compared to 89.7% for the same period in 2003. The remaining $9.8 million increase for the Office Properties was attributable to rental income generated by the office properties we developed in 2003 and 2004 (the “Office Development Properties”).

Tenant reimbursements from Office Properties increased $1.4 million, or 8.8%, to $17.6 million for the year ended December 31, 2004 compared to $16.2 million for the year ended December 31, 2003. Tenant reimbursements generated by the Core Office Portfolio increased $1.1 million, or 7.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is primarily attributable to the increase in occupancy in this portfolio, as noted above. The remaining increase in tenant reimbursements is attributable to an increase of $0.5 million in the Office Development Properties partially offset by a decrease of $0.2 million attributable to the office properties that were taken out of service and moved from our stabilized portfolio to the redevelopment portfolio during the first quarter of 2003 and the second quarter of 2004 (the “Office Redevelopment Properties”).

Other property income from Office Properties decreased approximately $22.7 million to $1.2 million for the year ended December 31, 2004 compared to $23.9 million for the year ended December 31, 2003. Other property income for the year ended December 31, 2003 included an $18.0 million lease termination fee related to a settlement with Peregrine. In accordance with the settlement agreement approved by the bankruptcy court, we received an initial payment of $18.3 million from Peregrine in 2003 and $750,000 in both 2004 and 2005. We are scheduled to receive two additional annual payments of approximately $750,000 each to be paid in the next two years. The future payments were recorded at their net present value which was approximately $2.6 million as of the date of the settlement. The lease termination fee of $18.0 represents the $18.3 million payment plus the $2.6 million net present value of the future payments, offset by $2.9 million in receivables and other costs and obligations associated with the leases. The future payments were reserved for financial reporting purposes at December 31, 2003 through the provision for bad debts. (See Note 19 to our consolidated financial statements).

Other property income for the year ended December 31, 2003 also included a $4.3 million lease termination fee resulting from the early termination of leases at a building in San Diego, California. Other property income for the year ended December 31, 2004 included $1.9 million of other income related to a lease termination in 2001. The $1.9 million had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved. This income was partially offset by a $1.8 million charge related to a litigation settlement. The remaining balance in other property income for the year ended December 31, 2004 is mainly comprised of lease termination fees.

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

The provision for bad debts decreased $0.4 million, or 34.6%, for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decrease was primarily due to a change in the provision related to our leases with Peregrine and a general improvement in our accounts receivable aging. We evaluate our reserve levels on a quarterly basis. Ground lease expense increased $0.1 million, or 8.1%, for the year ended December 31, 2004, compared to the same period in 2003.

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

Industrial Properties

	Total Industrial Portfolio(1)
	2004	2003	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$31,160	$31,528	$(368)	(1.2)%
Tenant reimbursements	3,523	3,382	141	4.2
Other property income	13	149	(136)	(91.3)

Total	34,696	35,059	(363)	(1.0)

Property and related expenses:
Property expenses	2,426	1,994	432	21.7
Real estate taxes	2,813	2,567	246	9.6
Provision for bad debts	72	260	(188)	(72.3)

Total	5,311	4,821	490	10.2

Net Operating Income	$29,385	$30,238	$(853)	(2.8)%

(1)	The Total Industrial Portfolio is equivalent to the Core Industrial Portfolio at December 31, 2005, which represents properties owned and stabilized at January 1, 2003 and still owned and stabilized at December 31, 2005.

Total revenues from Industrial Properties decreased $0.4 million, or 1.0%, to $34.7 million for the year ended December 31, 2004 compared to $35.1 million for the year ended December 31, 2003. Rental income from Industrial Properties decreased $0.4 million, or 1.2%, to $31.1 million for the year ended December 31, 2004 compared to $31.5 million for the year ended December 31, 2003. This decrease was primarily due to a decline in occupancy in the Industrial Portfolio. Average occupancy in the Industrial Portfolio decreased 1.8% to 94.4% for the year ended December 31, 2004 compared to 96.2% for the year ended December 31, 2003.

Tenant reimbursements from Industrial Properties increased by approximately $0.1 million, or 4.2%, to $3.5 million for the year ended December 31, 2004 compared to $3.4 million for the year ended December 31, 2003. Other property income from Industrial Properties decreased $0.1 million for the year ended December 31, 2004 compared to the same period in 2003. Other property income primarily includes amounts recorded in connection with lease terminations.

Total expenses from Industrial Properties increased $0.5 million, or 10.2%, to $5.3 million for the year ended December 31, 2004 compared to $4.8 million for the year ended December 31, 2003. Property expenses from Industrial Properties increased by $0.4 million, or 21.7%, to $2.4 million for the year ended December 31, 2004 compared to $2.0 million for the year ended December 31, 2003. This increase was primarily attributable to an increase in repairs and maintenance costs for the year ended December 31, 2004 compared to the same period in 2003.

Real estate taxes for the Industrial Properties increased $0.3 million, or 9.6%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily due to refunds received during the year ended December 31, 2003 for real estate taxes that were successfully appealed.

The provision for bad debts decreased $0.2 million, or 72.3%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. During the year ended December 31, 2004 the reserve requirement decreased due to the collection of previously reserved receivables. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $0.8 million, or 2.8%, to $29.4 million for the year ended December 31, 2004 compared to $30.2 million for the year ended December 31, 2003.

Non-Property Related Income and Expenses

General and administrative expenses increased $13.9 million, or 69.3%, to $34.0 million for the year ended December 31, 2004 compared to $20.1 million for the year ended December 31, 2003. This increase was primarily due to a $13.3 million increase in accrued incentive compensation and was driven by a special long-term incentive plan for our executive officers for which the amount payable under the plan was based on our absolute and relative stockholder returns. (See note 15 to our consolidated financial statements for further discussion about the program.) Compensation expense under this program was accounted for using variable plan accounting. We estimated the amount to be paid based on the closing share price of our common stock as reported on the NYSE at the end of each period, and recorded compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that had elapsed through the end of the period. The increase in the charge for compensation expense was due to the increase in the share price of our common stock at December 31, 2004 as compared to the share price at December 31, 2003 and the resultant cumulative adjustment recorded in 2004 for the change in estimated compensation expense attributable to the prior year.

The increase in general and administrative expenses was also due to higher legal, reporting and public company costs incurred in connection with compliance with new requirements imposed by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange. The increases in general and administrative expenses were partially offset by the reversal of a $0.5 million reserve in connection with the Peregrine settlement agreement. We initially recorded this reserve in the second quarter of 2002 for costs we paid for the fifth and final building that was to be leased to Peregrine. This building was surrendered to us in June 2002.

Net interest expense increased $3.5 million, or 11.4%, to $34.0 million for the year ended December 31, 2004 compared to $30.5 million for the year ended December 31, 2003. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $0.5 million, or 1.2% to $41.7 million for the year ended December 31, 2004 from $41.2 million for the year ended December 31, 2003. Total capitalized interest and loan fees decreased $3.0 million, or 28.0% to $7.7 million for the year ended December 31, 2004 from $10.7 million for the year ended December 31, 2003, primarily due to lower average balances eligible for capitalization during the year ended December 31, 2004 as compared to December 31, 2003.

Depreciation and amortization increased $3.2 million, or 5.7%, to $58.6 million for the year ended December 31, 2004 compared to $55.4 million for the year ended December 31, 2003. An increase of $3.1 million was attributable to the Office Development Properties, and an increase of $0.7 million was attributable to the Core Office Portfolio which was partially offset by a decrease of $0.6 million related to the Office Redevelopment Properties taken out of service in 2003.

Other income and expense changed $3.0 million, or 131.4%, to $0.7 million of income for the year ended December 31, 2004 compared to $2.3 million of expense for the year ended December 31, 2003. The increasing income was primarily due to a $2.3 million increase in value of our derivative instruments as a result of increasing interest rates. The increase in income was also due to a $0.3 million increase in interest and other income. This increase was primarily due to a $0.1 million net realized gain from the sale of stock that we received in satisfaction of a creditors claim under a lease that was terminated early. Additionally, during the year ended December 31, 2004, we recorded $0.1 million in non-recurring interest earned in connection with the reimbursement of prior year supplemental property taxes.

Building and Lease Information

The following tables set forth certain information regarding our Office and Industrial Properties at December 31, 2005:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles	26	3,061,167	90.6%
Orange County	6	304,961	86.3
San Diego	46	3,703,064	94.4
Other	8	878,960	92.9

	86	7,948,152	92.5

Industrial Properties:
Los Angeles	2	198,415	100.0
Orange County	43	3,921,536	99.1
San Diego	1	303,000	100.0
Other	1	164,540	100.0

	47	4,587,491	99.3

Total portfolio	133	12,535,643	95.0%

Leasing Activity by Segment Type

For the Year Ended December 31, 2005

	Number of Leases(1)		Rentable Square Feet		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(1)	Renewal
Office Properties	68	30	509,863	196,185	10.6%	(2.0)%	34.0%	79
Industrial Properties	4	12	155,225	610,504	14.2	2.5%	76.1%	72

Total portfolio	72	42	665,088	806,689	12.0%	(0.3)%	57.8%	75

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $425 million unsecured revolving line of credit, proceeds received from our disposition program, construction loans and the issuance of debt or equity securities. As of December 31, 2005 and 2004, our total debt as a percentage of total market capitalization was 27.4% and 33.5%, respectively. As of December 31, 2005 and 2004 our total debt plus preferred equity as a percentage of total market capitalization was 34.0% and 41.9%, respectively.

As of December 31, 2005, we had borrowings of $225 million outstanding under our unsecured revolving line of credit (the “Credit Facility”) and availability of $200 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (5.47% at December 31, 2005), depending upon our leverage ratio at the time of borrowing, and matures in October 2007 with the option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on our leverage ratio. We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

We also have the ability to issue up to an additional $187 million of equity securities under a currently effective shelf registration statement and may issue additional equity and other securities in accordance with rules recently adopted by the Securities and Exchange Commission to reform the securities offering process.

Factors That May Influence Future Sources of Capital and Liquidity

In January 2006, we paid $71.7 million to our executive officers, which represented the amount earned under our special long-term compensation program as of December 31, 2005 (see Note 15 to our consolidated financial statements for further information about the program). The payment was funded with borrowings under our Credit Facility.

Our Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at December 31, 2005.

The composition of our aggregate debt balances at December 31, 2005 and 2004 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Secured vs. unsecured:
Secured	56.2%	61.2%	5.9%	5.7%
Unsecured	43.8	38.8	5.5	5.2

Fixed-rate vs. variable rate:
Fixed rate(1)(2)(3)(4)	71.3	90.4 (5)	5.8	5.7
Variable rate	28.7%	9.6%	5.4	3.5

Total debt			5.7	5.5
Total debt including loan fees			6.0%	6.1%

(1)	Although our derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the derivatives are intended to manage our exposure to interest rate risk.

We do not enter into derivative for speculative purposes. Since we believe the derivatives are highly effective in offsetting the variable rate cash flows of our debt from an economic perspective, the effect of these derivative instruments are taken into account in evaluating the overall composition of the fixed versus floating nature of our debt instruments on the table above.

(2)	At December 31, 2004, we had an interest-rate swap agreement, which expired in January 2005, to fix LIBOR on $50 million of our variable rate debt at 4.46%.

(3)	At December 31, 2004, we had an interest-rate swap agreement, which expired in November 2005, to fix LIBOR on $50 million of our variable rate debt at 2.57%.

(4)	At December 31, 2005 and 2004, we had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of our variable rate debt at 2.98%.

(5)	Excluding the $50 million interest-rate swap agreement that expired in January 2005, our fixed-rate debt as a percentage of total debt was 84.2% at December 31, 2004.

At December 31, 2005, 34.6% of our total debt, before the effect of derivative instruments, required interest payments based on LIBOR rates. During 2005, one-month LIBOR increased from 2.40% at December 31, 2004 to 4.39% at December 30, 2005. Although the interest payments on 71.3% of our debt are either fixed, or economically hedged through the employment of interest-rate swap agreements at December 31, 2005, the remaining 28.7% of our debt is exposed to fluctuations of the one-month LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, we could be exposed to rising interest rates in the future.

The following table lists the derivative financial instruments held by us as of December 31, 2005 and 2004:

Type of Instrument	Rate	Expiration Date	Notional Amount of Outstanding Instruments at December 31,
			2005	2004
			(in thousands)
Swap	4.46%	1/2005		$50,000
Swap	2.57%	11/2005		50,000
Swap	2.98%	12/2006	$25,000	25,000
Swap	2.98%	12/2006	25,000	25,000

			$50,000	$150,000

Following is our total market capitalization as of December 31, 2005:

	Shares/Units at December 31, 2005	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(000’s)
Debt:
Secured debt		$473,282	15.4%
Unsecured senior notes		144,000	4.7
Unsecured line of credit		225,000	7.3

Total debt		$842,282	27.4

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	$75,000	2.5
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.3
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	2.8
Common Units Outstanding(3)	3,669,515	227,143	7.4
Common Shares Outstanding(3)	28,970,703	1,793,287	58.6

Total equity		$2,221,930	72.6

Total Market Capitalization		$3,064,212	100.0%

(1)	Value based on $50.00 per share liquidation preference.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Value based on closing share price of $61.90 at December 31, 2005.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt, unsecured senior notes and Credit Facility and scheduled interest payments of our fixed-rate debt and interest-rate swap agreements at December 31, 2005 and provides information about the minimum commitments due in connection with our ground lease obligations and capital and development commitments at December 31, 2005. The table does not reflect available maturity extension options.

	Payment Due by Period
	Less than 1 Year (2006)	1–3 Years (2007-2008)	3–5 Years (2009-2010)	More than 5 Years (After 2010)	Total
	(in thousands)
Principal payments—secured debt	$10,845	$149,449	$118,169	$194,819	$473,282
Principal payments—Credit Facility(1)		225,000			225,000
Principal payments—unsecured senior notes			61,000	83,000	144,000
Interest payments—fixed-rate debt(2)	32,773	60,836	44,002	40,847	178,458
Interest payments—interest rate swaps(2)(3)	1,444				1,444
Ground lease obligations(4)	1,668	3,343	3,201	73,491	81,703
Capital commitments(5)	23,067				23,067
Development commitments(6)	82,330	36,656			118,986
Purchase commitments(7)	15,300				15,300

Total	$167,427	$475,284	$226,372	$392,157	$1,261,240

(1)	Our Credit Facility has a one-year extension option.

(2)	As of December 31, 2005, 71.3% of our debt was contractually fixed or constructively fixed through interest-rate swap agreements. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 28.7% debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 1.00% to 1.70%. The interest payments on our variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of December 31, 2005, one-month LIBOR was 4.39%. See additional information regarding our debt and derivative instruments under Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

(3)	Represents the scheduled interest payments for our total outstanding interest-rate swap agreements as of December 31, 2005, based on the contractual interest rates, interest payment dates and maturity dates. The interest payments are reported at the gross amount and do not reflect the variable payment to be received from the counterparty and the offsetting variable interest to be paid on the associated debt. We employ derivative instruments to minimize the variability that changes in interest rates could have on its future cash flows and do not hold interest-rate swaps for speculative purposes. These instruments effectively convert a portion of our variable-rate debt to fixed-rate debt. We had interest-rate swap agreements with a total notional amount of $50 million as of December 31, 2005.

(4)	We have noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.

(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding amounts for leasehold improvements that are reimbursed by tenants.

(6)	Amounts represent commitments under signed leases and contracts for development properties, including the remaining total estimated investment (excluding capitalized interest) for the two projects that were under construction as of December 31, 2005, which are 100% leased. The timing of these expenditures may fluctuate in any given period subject to the progress of the construction.

(7)	Represents the amount due under a purchase contract for a land parcel in Carlsbad, California. The amount due in 2006 is equal to the purchase price of $15.8 million less non-refundable deposits of $500,000 paid in 2005 in connection with the transaction.

Capital Commitments

As of December 31, 2005, we had two development projects that were under construction. These projects have a total estimated investment of approximately $166 million, including capitalized interest. We have incurred aggregate costs of approximately $40 million on these projects as of December 31, 2005, and currently project we could spend approximately $84 million of the remaining $126 million of presently budgeted development costs during 2006. In addition, we had two development projects and two redevelopment projects that were added to our stabilized portfolio of operating properties in 2005, three of which had reached stabilized occupancy as of December 31, 2005. Depending on leasing activity, we are currently projecting to spend approximately $14 million for these projects during 2006, of which $4 million represents commitments for leasing costs and tenant improvements under executed leases. We also estimate we could spend an additional $22 million on other development projects in 2006, depending upon market conditions. See additional information regarding our in-process development portfolio under the caption “Development Programs” in this report.

As of December 31, 2005, we had executed leases that committed us to approximately $22 million in unpaid leasing costs and tenant improvements and we had contracts outstanding for approximately $1 million in capital improvements at December 31, 2005. In addition, for 2006, we plan to spend approximately $13 million to $17 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Commitments

In December 2005, we entered into a contract to purchase a 25-acre land parcel in Carlsbad, California for $15.8 million. As of December 31, 2005, we had paid $500,000 of non-refundable deposits in connection with this transaction.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirements for 2006. We consider market factors and our performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On January 18, 2006, we paid a regular quarterly cash dividend of $0.51 per common share to stockholders of record on December 30, 2005. This dividend is equivalent to an annual rate of $2.04 per share. On February 16, 2006, we declared a regular quarterly cash dividend of $0.53 per common share payable on April 18, 2006 to stockholders of record on March 31, 2006. This dividend is equivalent to an annual rate of $2.12 per share and is a 3.9% increase from the previous annualized dividend level of $2.04. In addition, we are required to make quarterly distributions to our Series A Preferred Unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

Our Board of Directors has approved a share repurchase program, pursuant to which we are authorized to repurchase up to an aggregate of four million shares of our outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. We may opt to repurchase shares of its common stock in the future depending upon market conditions. We did not repurchase shares of common stock under this program during the year ended December 31, 2005.

We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital expenditures and distributions to common and preferred stockholders and unitholders, through retained cash flow from operations and borrowings under the Credit Facility.

We expect to meet our long-term liquidity requirements, which may include property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, proceeds from the disposition of non-strategic assets, issuance of common or preferred units of the Operating Partnership, and the potential issuance of debt or equity securities of the Company. We do not intend to reserve funds to retire existing debt upon maturity. We presently expect to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Off-Balance Sheet Arrangements

As of December 31, 2005, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding tenant improvements constructed by the Company and reimbursed by the tenant upon completion of the improvements, for renewed and re-tenanted space within the Company’s stabilized portfolio for the three years ended December 31, 2005 on a per square foot basis.

	Year Ended December 31,
	2005	2004	2003
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.39	$0.43	$0.48
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	298,066	352,208	736,638
Tenant improvements per square foot leased	$18.54	$21.01	$16.21
Leasing commissions per square foot leased	$7.95	$7.38	$7.31
Total per square foot	$26.49	$28.39	$23.52
Renewal tenant square feet	196,185	728,802	276,689
Tenant improvements per square foot leased	$11.69	$9.71	$2.77
Leasing commissions per square foot leased	$5.36	$4.67	$5.19
Total per square foot	$17.05	$14.38	$7.96
Total per square foot per year	$6.61	$7.33	$6.09
Average lease term (in years)	6.6	5.8	5.2

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.27	$0.04	$0.02
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	155,225	186,474	142,460
Tenant improvements per square foot leased	$2.10	$9.22	$5.35
Leasing commissions per square foot leased	$1.58	$2.54	$1.83
Total per square foot	$3.68	$11.77	$7.18
Renewal tenant square feet	610,504	356,083	234,699
Tenant improvements per square foot leased	$3.31	$1.15	$0.21
Leasing commissions per square foot leased	$0.48	$0.38	$0.05
Total per square foot	$3.80	$1.53	$0.26
Total per square foot per year	$1.25	$3.19	$1.62
Average lease term (in years)	6.0	4.2	4.6

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail, month-to-month and first generation tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. We anticipate the same level of capital expenditures incurred in 2005 to continue during 2006 for various improvements at other properties. We believe that all of our Office and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash provided by operating activities decreased $4.5 million, or 3.7%, to $116.0 million for the year ended December 31, 2005 compared to the $120.5 million for the year ended December 31, 2004. The decrease is primarily attributable to a $10.2 million increase in cash paid for interest and an approximate $6.6 million decrease in reimbursements received from tenants for leasehold improvements that we constructed. The initial cash expenditures for the leasehold improvements are reflected in cash used in investing activities. The overall decrease was partially offset by an increase in net operating income, which is primarily attributable to our Office Acquisition Properties and our Core Office Portfolio. For the year ended December 31, 2005, average occupancy in this portfolio was 93.9% as compared to 91.2% for the year ended December 31, 2004.

Net cash used in investing activities decreased $47.6 million, or 38.6%, to $75.7 million for the year ended December 31, 2005 compared to $123.3 million for the year ended December 31, 2004. The decrease was primarily attributable to a decrease in expenditures for the acquisition of operating properties and higher net proceeds from the disposition of operating properties for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This decrease was partially offset by higher expenditures for construction in progress during the year ended December 31, 2005 compared to the year ended December 31, 2004 due to an increase in development activities.

Net cash used in financing activities increased $39.0 million, or 1,710.3%, to $41.3 million for the year ended December 31, 2005 compared to $2.3 million for the year ended December 31, 2004. The increase is primarily attributable to the issuance of preferred stock in 2004. We did not issue any equity in 2005.

Non-GAAP Supplemental Financial Measure: Funds From Operations

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors NAREIT. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

Because FFO excludes depreciation and amortization, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses and interest costs, providing a perspective not immediately apparent from net income. In addition, management believes that FFO provides useful information to the investment community about our financial performance when compared to other REITs since FFO is generally recognized as the industry standard for reporting the operations of REITs.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

The following table presents our Funds from Operations, for the years ended December 31, 2005, 2004, 2003, 2002 and 2001:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net income available for common stockholders	$24,211	$29,988	$49,767	$38,434	$30,568
Adjustments:
Minority interest in earnings of Operating Partnership	3,149	4,307	7,588	5,558	3,581
Depreciation and amortization of real estate assets	67,007	59,496	57,045	60,382	51,271
Net gain on dispositions of operating properties	(30,764)	(6,148)	(3,642)	(7,466)	(4,714)
Cumulative effect on change in accounting principle	—	—	—	—	1,392
Non-cash amortization of restricted stock grants(1)	—	—	—	—	2,190

Funds From Operations(2)	$63,603	$87,643	$110,758	$96,908	$84,288

(1)	Commencing January 1, 2002 non-cash amortization of restricted stock grants is not added back to calculate FFO.

(2)	Reported amounts are attributable to common stockholders and common unitholders.

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation is material.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 (revised), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. We will adopt the new standard as of January 1, 2006. The adoption of this statement will not have a material effect on our results of operations or financial condition.

In March 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on our results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements (“APB 20”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Emerging Issues Task Force Abstract No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (“EITF 05-06”) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on our results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. Although our derivative instruments are not designated as hedges under SFAS 133, our derivatives are intended to manage our exposure to interest rate risk. We believe the derivatives are highly effective in offsetting the variable rate cash flows of its debt from an economic perspective. We do not enter into derivative instruments for speculative purposes.

Information about our changes in interest rate risk exposures from December 31, 2004 to December 31, 2005 is incorporated herein by reference from “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial and derivative instruments at December 31, 2005 and 2004. All of our interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on our variable-rate debt ranged from LIBOR plus 0.90% to LIBOR plus 1.10% at December 31, 2005 and were LIBOR plus 1.10% at December 31, 2004. For the interest rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2005 and 2004. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2004.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2005		December 31, 2004
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate		$225.0					$225.0	$225.0	$167.0	$167.0
Variable-rate index		LIBOR					LIBOR		LIBOR
Fixed-rate					$61.0	$83.0	$144.0	$150.7	$144.0	$154.1
Average interest rate					5.72%	6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5	$31.0			$66.5	$66.5	$60.0	$60.0
Variable-rate index			LIBOR	LIBOR			LIBOR		LIBOR
Fixed-rate	$10.8	$32.3	$81.7	$81.1	$6.0	$194.9	$406.8	$417.7	$430.4	$445.1
Average interest rate	6.59%	6.62%	4.11%	7.15%	6.53%	6.08%	5.96%		6.05%
Interest-Rate Derivatives:
Interest-rate swap agreements:
Notional amount	$50.0						$50.0	$0.8	$150.0	$0.4
Fixed-pay interest rate	2.98%						2.98%		3.34%
Floating receive rate index	LIBOR

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In connection with our conclusion during the fourth quarter of 2005 that a restatement was necessary to address a required change in our accounting for derivative instruments and hedging activities (as fully described in Note 27 of our Amendment No. 3 on Form 10-K/A for the fiscal year ended December 31, 2004), management reassessed the Company’s internal control over financial reporting. As a result of this reassessment, management determined that, although there were no deficiencies in the design of the controls in place with respect to our derivative and hedging activities, we had a material weakness in our internal control over financial reporting because the controls over reevaluating the accounting treatment for our derivative instruments based on the formal designation documentation in place did not operate effectively to identify improvements to the documentation that were deemed necessary to ensure qualification for hedge accounting treatment under SFAS 133 and related accounting guidance. Accordingly, we implemented procedures requiring, in the event that we have derivative transactions that we believe qualify for hedge accounting, close consultation with our independent derivatives specialist during our initial preparation of the formal designation of the instruments to ensure that each of the derivative instruments qualifies for hedge accounting treatment, consistent with our past practice. In addition, we will communicate with our independent derivatives specialist on a quarterly basis going forward from the time a derivative instrument qualifies for hedge accounting to review our designation documentation to ensure that the instrument continues to qualify for hedge accounting. Management believes these changes remediated the material weakness that led to the fourth quarter restatement to mark the interest rate cap and interest rate swap agreements to market and to recognize the impact of this mark to market adjustment in the statement of operations for each affected period.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2005.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on management’s assessment of internal control over financial reporting.

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kilroy Realty Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2006

PART III

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2006.

As required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 15, 2005 stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2006.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 18, 2006.

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

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

Exhibit Number	Description

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2006.

KILROY REALTY CORPORATION

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Kilroy Realty Corporation, hereby severally constitute John B. Kilroy, Sr., John B. Kilroy, Jr., Jeffrey C. Hawken, Richard E. Moran Jr. and Heidi R. Roth, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Kilroy Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	February 28, 2006

/s/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006

/s/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2006

/s/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2006

/s/ EDWARD F. BRENNAN Edward F. Brennan, Ph.D.	Director	February 28, 2006

/s/ JOHN R. D’EATHE John R. D’Eathe	Director	February 28, 2006

/s/ WILLIAM P. DICKEY William P. Dickey	Director	February 28, 2006

/s/ MATTHEW J. HART Matthew J. Hart	Director	February 28, 2006

/s/ DALE F. KINSELLA Dale F. Kinsella	Director	February 28, 2006

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2005

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2006

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
REAL ESTATE ASSETS (Notes 2, 3, 4, 5 and 26):
Land and improvements	$321,988	$304,033
Buildings and improvements	1,494,958	1,465,285
Undeveloped land and construction in progress	137,025	93,912

Total real estate held for investment	1,953,971	1,863,230
Accumulated depreciation and amortization	(416,597)	(372,656)

Total real estate assets, net	1,537,374	1,490,574

CASH AND CASH EQUIVALENTS	3,881	4,853
RESTRICTED CASH	703	332
CURRENT RECEIVABLES, NET (Note 6)	5,759	4,843
DEFERRED RENT RECEIVABLES, NET (Note 7)	55,048	46,816
NOTE RECEIVABLE (Note 4)	11,213
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET (Notes 8)	50,074	50,711
DEFERRED FINANCING COSTS, NET (Notes 9 and 11)	5,256	5,849
PREPAID EXPENSES AND OTHER ASSETS (Note 2)	5,166	5,046

TOTAL ASSETS	$1,674,474	$1,609,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 10)	$473,282	$490,441
Unsecured senior notes (Note 10)	144,000	144,000
Unsecured line of credit (Note 10)	225,000	167,000
Accounts payable, accrued expenses and other liabilities (Notes 2 and 15)	134,558	73,005
Accrued distributions (Note 13)	17,856	16,923
Rents received in advance, tenant security deposits and deferred revenue	36,410	37,979

Total liabilities	1,031,106	929,348

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTERESTS (Note 12):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	50,462	59,491

Total minority interests	124,100	133,129

STOCKHOLDERS’ EQUITY (Note 13):
Preferred Stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding,
7.45% Series A Cumulative Redeemable Preferred Stock, $0.1 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 28,970,703 and 28,548,597 shares issued and outstanding, respectively	289	286
Additional paid-in capital	523,609	515,518
Deferred compensation	(1,998)	(1,412)
Distributions in excess of earnings	(124,214)	(89,427)

Total stockholders’ equity	519,268	546,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,674,474	$1,609,024

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Rental income	$217,749	$195,760	$176,754
Tenant reimbursements	23,073	21,149	19,576
Other property income (Note 19)	893	1,202	23,998

Total revenues	241,715	218,111	220,328

EXPENSES:
Property expenses	39,997	33,865	30,882
Real estate taxes	17,444	16,295	15,015
Provision for bad debts (Note 19)	(648)	886	1,504
Ground leases (Note 16)	1,679	1,401	1,296
General and administrative expenses (Note 15)	66,456	34,021	20,095
Interest expense (Note 10)	39,153	33,994	30,515
Depreciation and amortization (Notes 2 and 8)	67,352	58,551	55,389

Total expenses	231,433	179,013	154,696

OTHER INCOME AND EXPENSE:
Interest and other income	604	521	196
Net settlement receipts (payments) on interest rate swaps	364	(2,893)	(3,218)
Gain on derivative instruments	378	3,099	704

Total other income (expense)	1,346	727	(2,318)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	11,628	39,825	63,314

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 12)	(5,588)	(9,579)	(13,163)
Original issuance costs of redeemed preferred units (Note 12)		(1,200)	(945)
Minority interest in loss (earnings) of Operating Partnership attributable to continuing operations	411	(3,202)	(6,463)

Total minority interests	(5,177)	(13,981)	(20,571)

INCOME FROM CONTINUING OPERATIONS	6,451	25,844	42,743

DISCONTINUED OPERATIONS (Note 21)
Revenues from discontinued operations	1,255	7,564	10,912
Expenses from discontinued operations	(1,091)	(4,184)	(6,056)
Net gain on dispositions of discontinued operations	30,764	6,148	3,642
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(3,560)	(1,105)	(1,125)

Total income from discontinued operations	27,368	7,697	7,373

NET INCOME	33,819	33,541	50,116
PREFERRED DIVIDENDS	(9,608)	(3,553)	(349)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$24,211	$29,988	$49,767

(Loss) income from continuing operations per common share—basic (Note 22)	$(0.11)	$0.79	$1.54

(Loss) income from continuing operations per common share—diluted (Note 22)	$(0.11)	$0.78	$1.53

Net income per common share—basic (Note 22)	$0.84	$1.06	$1.81

Net income per common share—diluted (Note 22)	$0.84	$1.06	$1.79

Weighted average shares outstanding—basic (Note 22)	28,710,726	28,244,459	27,526,684

Weighted average shares outstanding—diluted (Note 22)	28,710,726	28,422,027	27,737,791

Dividends declared per common share (Note 23)	$2.04	$1.98	$1.98

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2002		$27,419,880	$273	$492,931	$(1,254)	$(57,768)	$434,182
Net income						50,116	50,116
Issuance of preferred stock	38,437						38,437
Exercise of stock options (Note 15)		664,528	8	13,444			13,452
Issuance of restricted stock (Notes 13 and 15)		123,678	1	2,639	(1,671)		969
Exchange of common units of the Operating Partnership (Notes 12 and 13)		82,439	1	1,874			1,875
Repurchase of common stock (Note 13)		(78,630)	(1)	(1,713)			(1,714)
Non-cash amortization of restricted stock grants, net of forfeitures (Note 15)		(2,682)			2,073		2,073
Stock option expense (Notes 2 and 15)				26			26
Adjustment for minority interest (Note 2)				(951)			(951)
Preferred dividends						(349)	(349)
Dividends declared per common share ($1.98 per share)						(55,083)	(55,083)

BALANCE AT DECEMBER 31, 2003	38,437	28,209,213	282	508,250	(852)	(63,084)	483,033
Net income						33,541	33,541
Issuance of preferred stock	83,145						83,145
Exercise of stock options (Note 15)		96,325	1	2,051			2,052
Issuance of restricted stock (Notes 13 and 15)		114,843	1	3,994	(2,751)		1,244
Exchange of common units of the Operating Partnership (Notes 12 and 13)		165,171	2	4,435			4,437
Repurchase of common stock (Note 13)		(36,955)		(1,275)			(1,275)
Non-cash amortization of restricted stock grants (Note 15)					2,191		2,191
Stock option expense (Notes 2 and 15)				27			27
Adjustment for minority interest (Note 2)				(1,964)			(1,964)
Preferred dividends						(3,553)	(3,553)
Dividends declared per common share ($1.98 per share)						(56,331)	(56,331)

BALANCE AT DECEMBER 31, 2004	121,582	28,548,597	286	515,518	(1,412)	(89,427)	546,547
Net income						33,819	33,819
Exercise of stock options (Note 15)		41,231		971			971
Issuance of restricted stock (Notes 13 and 15)		103,806	1	4,300	(2,865)		1,436
Non-cash amortization of restricted stock grants, net of forfeitures (Note 15)		(1,179)		(45)	2,279		2,234
Exchange of common units of the Operating Partnership (Notes 12 and 13)		319,627	3	8,547			8,550
Repurchase of common stock (Note 13)		(41,379)	(1)	(1,755)			(1,756)
Stock option expense (Notes 2 and 15)				4			4
Adjustment for minority interest (Note 2)				(3,931)			(3,931)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.04 per share)						(58,998)	(58,998)

BALANCE AT DECEMBER 31, 2005	$121,582	28,970,703	$289	$523,609	$(1,998)	$(124,214)	$519,268

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,819	$33,541	$50,116
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	67,007	59,496	57,045
Impairment loss on property held for sale		726
Provision for uncollectible tenant receivables	(1,967)	(153)	2,096
Provision for uncollectible deferred rent receivables	1,316	1,080	(320)
Distributions on Cumulative Redeemable Preferred units	5,588	9,579	13,163
Minority interests in earnings of Operating Partnership	3,149	4,307	7,588
Depreciation of furniture, fixtures and equipment	784	901	954
Non-cash amortization of restricted stock grants	3,496	3,345	3,129
Amortization of deferred financing costs	1,233	1,915	1,977
Amortization of above/below market rents, net	(1,223)	(34)
Non-cash charge for original issuance costs of redeemed preferred units		1,200	945
Net gain on dispositions of operating properties	(30,764)	(6,148)	(3,642)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(2,238)	(1,898)	(1,521)
Gain on derivative instruments	(378)	(3,099)	(704)
Net settlement (receipts) payments on interest rate swaps	(364)	2,893	3,218
Other	2	20	(173)
Changes in assets and liabilities:
Current receivables	1,337	229	(3,941)
Deferred rent receivables	(11,116)	(11,632)	(7,691)
Deferred leasing costs	(1,578)	(3,236)	(960)
Prepaid expenses and other assets	(629)	1,258	(1,832)
Accounts payable, accrued expenses and other liabilities	47,859	17,465	3,302
Rents received in advance and tenant security deposits	669	8,758	1,650

Net cash provided by operating activities	116,002	120,513	124,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(25,140)	(22,957)	(27,556)
Expenditures for development and redevelopment projects and undeveloped land	(51,498)	(43,501)	(69,062)
Acquisition of operating properties and undeveloped land	(56,158)	(95,497)
Net proceeds received from dispositions of operating properties	57,684	33,439	34,076
Net cash settlement receipts (payments) on interest rate swaps	265	(2,981)	(3,177)
(Increase) decrease in restricted cash	(371)	8,226	(1,744)
Increase in escrow deposits	(501)
Collections of principal on the note receivable	37

Net cash used in investing activities	(75,682)	(123,271)	(67,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of secured debt	35,500	115,218	107,340
Proceeds from issuance of unsecured senior notes		144,000
Net borrowings (repayments) on unsecured line of credit	58,000	(68,000)	(20,000)
Principal payments on secured debt	(52,659)	(150,825)	(88,329)
Net proceeds from issuance of preferred stock		83,145	38,437
Redemption of preferred units		(45,000)	(35,000)
Repurchase of common stock	(1,756)	(1,275)	(1,714)
Financing costs	(523)	(4,083)	(377)
Proceeds from exercise of stock options	971	2,052	13,452
Distributions paid to common stockholders and common unitholders	(66,021)	(64,268)	(63,057)
Distributions paid to preferred stockholders and preferred unitholders	(14,804)	(13,245)	(13,573)

Net cash used in financing activities	(41,292)	(2,281)	(62,821)

Net decrease in cash and cash equivalents	(972)	(5,039)	(5,885)
Cash and cash equivalents, beginning of year	4,853	9,892	15,777

Cash and cash equivalents, end of year	$3,881	$4,853	$9,892

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $8,457, $7,111 and $9,641 at December 31, 2005, 2004 and 2003, respectively	$36,946	$28,092	$27,096

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 13)	$16,647	$16,106	$16,020

Accrual of distributions payable to preferred stockholders and preferred unitholders (Note 13)	$1,908	$1,516	$1,627

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Notes 12 and 13)	$8,550	$4,437	$1,875

Issuance of restricted stock (Notes 13 and 15)	$4,301	$3,995	$2,640

Accrual for expenditures for operating properties and development and redevelopment projects	$26,455	$13,092	$6,901

Note receivable received in connection with the disposition of an operating property	$11,250

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2005

1.    Organization and Ownership

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in California and Washington. The Company, which qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commenced operations upon the completion of its initial public offering in January 1997.

As of December 31, 2005, the Company’s stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 47 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”) which encompassed approximately 7.9 million and 4.6 million rentable square feet, respectively, and was 95.0% occupied. The Company’s stabilized portfolio of operating properties excludes properties currently under construction or “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2005, the Company did not have any properties in the lease-up phase. As of December 31, 2005, the Company had two office development projects, comprised of five buildings, under construction, which when complete are expected to encompass an aggregate of approximately 537,600 rentable square feet. These development projects are both located in San Diego County.

The Company owns its interests in all of the Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its activities through the Operating Partnership in which, as of December 31, 2005 and 2004, it owned an 88.7% and 87.7% general partnership interest, respectively. The remaining 11.3% and 12.3% common limited partnership interest in the Operating Partnership as of December 31, 2005 and 2004, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 12). Kilroy Realty Finance, Inc, (“Finance Inc.”), a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1% general partnership interest. The Operating Partnership owns the remaining 99% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”) which, as of December 31, 2003, was owned 99.0% by the Operating Partnership and 1.0% by the Company. On January 1, 2004, KSLLC became a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company.

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

The Company consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). As of December 31, 2005, the Company consolidated one VIE in connection with an agreement entered into in September 2005 to facilitate a 1031 tax-deferred property exchange. Under the terms of the agreement, the Company is obligated to purchase the operating property held

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the VIE within 180 days of the acquisition of the property to complete the exchange. As of December 31, 2005, the Company had purchased a 38% interest in the property held by the VIE. The Company retains all rights to appreciation and all exposure to depreciation in the value of the property during the period it is held by the VIE. The impact of consolidating the VIE is to increase the Company’s total real estate asset balance by approximately $15.3 million at December 31, 2005. The acquisition of the operating property was funded with borrowings under the Company’s Credit Facility (defined in Note 10).

Significant Accounting Policies:

Operating properties—Operating properties are generally carried at historical cost less accumulated depreciation. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the acquisition, renovation and betterment of the operating properties are capitalized to the Company’s investment in that property. Maintenance and repairs are charged to expense as incurred. The Company’s stabilized portfolio of operating properties consists of all of the Company’s Office and Industrial Properties, excluding properties currently under construction or lease-up properties. Lease-up properties are included in land and improvements and building and improvements on the consolidated balance sheets.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. In the first quarter of 2004, the Company recorded a $0.7 million impairment loss (see Note 4). The Company did not record any impairment losses during the years ended December 31, 2003 and 2005.

Depreciation and amortization of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives of 25 to 40 years for buildings and the shorter of the lease term or useful life, generally ranging from one to 15 years, for tenant improvements. Depreciation expense for buildings and improvements for the three years ended December 31, 2005, 2004 and 2003, was $56.1 million, $51.8 million, and $48.9 million, respectively.

Construction in progress—Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, loan fees, real estate taxes, general and administrative expenses and other costs that are directly associated with and incremental to the Company’s development activities, are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress, including the pre-development and lease-up phases. Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property. During the lease-up period, the Company depreciates costs associated with the portion of the project that is occupied and continues to capitalize costs associated with the portion of the project still under development.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of current market conditions and the estimated lease-up periods for the respective spaces. The amount allocated to acquired in-place leases is included in deferred leasing costs and other related intangible assets in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases (see Note 8).

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets or other liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases. As of December 31, 2005 and 2004, the Company had a net liability related to above and below market leases of $5.4 million and $6.5 million, respectively.

The net above and below market lease liability is summarized as follows at December 31:

	2005	2004
	(in thousands)
Above market leases (1)	$202	$202
Below market leases (2)	(6,868)	(6,790)

Subtotal	(6,666)	(6,588)
Accumulated amortization	1,297	74

Above and below market leases, net	$(5,369)	$(6,514)

(1)	Included in Prepaid expenses and other assets in the Company’s consolidated balance sheet

(2)	Included in Accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheet.

Net amortization of $1.2 million, $32,000 and $23,800 was recorded as an increase in rental income for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average amortization period for the Company’s above and below market leases was approximately 6 years as of December 31, 2005. Following is the estimated net amortization at December 31, 2005 for the next five years:

Year	(in 000’s)
2006	$1,218
2007	1,210
2008	1,188
2009	893
2010	278
Thereafter	582

Total	$5,369

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents—The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash—Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, including cash reserves for property taxes, capital expenditures and tenant improvements.

Revenue recognition.    In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. In addition, the Company records a capital asset when reimbursements are received from tenants for leasehold improvements constructed by the Company, with the offsetting side of this accounting entry recorded to deferred revenue. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable costs, is recognized as revenue in the period in which the related expenses are incurred.

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

Deferred financing costs—Costs incurred in connection with debt financing are capitalized as deferred financing costs. Deferred financing costs consist primarily of loan fees which are amortized using the straight-line method, which approximates the effective interest method, over the contractual terms of the respective loans.

Derivative financial instruments—The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates on its variable-rate debt could have on its future cash flows. The Company does not enter into derivatives for speculative purposes. The Company employs derivatives that are intended to manage the Company’s exposure to interest rate risk. However, these derivatives are not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

The Company recognizes all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. Unrealized gains and losses related to the change in the market value of the derivatives from period to period are recognized in earnings in gains or losses on derivative instruments.

Minority interests—Minority interests represent the preferred and common limited partnership interests in the Operating Partnership. Net income after preferred distributions is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all common transactions result in an allocation between the stockholders’ equity and Minority Interest of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

Other property income—Other property income primarily includes amounts recorded in connection with lease terminations (see Note 19).

Income taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2005, 2004 and 2003 and was not subject to any federal income taxes (see Note 23 for tax treatment of the Company’s distributions). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For the years ended December 31, 2005 and 2004, the taxable REIT subsidiary had approximately $30,000 of taxable income and did not have any taxable income for the year ended December 31, 2003.

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

Fair value of financial instruments—The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2005 and 2004.

Concentration of credit risk—129 of the Company’s total 133 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, 2004 and 2003, the Company’s ten largest office tenants represented approximately 26.2%, 28.9% and 29.7% of total contractual annual base rental revenues and its ten largest industrial tenants represented approximately 7.3%, 8.0% and 8.1%, respectively, of total contractual annual base rental revenues. Of this amount, the Company’s largest tenant, The Boeing Company, accounted for approximately 4.9%, 6.2% and 7.5% of the Company’s total annual contractual base revenues, for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had no outstanding receivables from this tenant.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2005 and 2004, the Company had cash accounts in excess of FDIC insured limits.

Stock Option Accounting

At December 31, 2005, the Company had one stock option and incentive plan, which is described more fully in Note 15. Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), prospectively for all employee stock option awards granted or settled after January 1, 2002. Under the fair value recognition provisions of SFAS 123, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant. Total compensation expense is then recognized on a straight-line basis over the option vesting period.

Prior to 2002, the Company accounted for stock options issued under the recognition and measurement provisions of Accounting Principals Board Opinion 25 Accounting for Stock Issued to Employees and Related Interpretations (“APB 25”). The following table illustrates the effect on net income available for common stockholders and net income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income available for common stockholders, as reported	$24,211	$29,988	$49,767
Add: Stock option expense included in reported net income	4	27	26
Deduct: Total stock option expense determined under fair value recognition method for all awards	(4)	(30)	(108)

Pro forma net income available for common stockholders	$24,211	$29,985	$49,685

Net income per common share:
Basic—as reported	$0.84	$1.06	$1.81

Basic—pro forma	$0.84	$1.06	$1.80

Diluted—as reported	$0.84	$1.06	$1.79

Diluted—pro forma	$0.84	$1.05	$1.79

The Company did not issue stock options in 2005, 2004 or 2003. The effects of applying the fair value provisions of SFAS 123 are not representative of the effects on net income and disclosed pro forma net income for future years because options vest over three years as discussed in Note 15 and additional awards can be made in future years.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 (revised), Share-Based Payment (“SFAS 123(R)”). SFAS 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. The Company will adopt the new standard as of January 1, 2006. The adoption of this statement will not have a material effect on the Company’s results of operations or financial condition.

In March 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on the Company’s results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements (“APB 20”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2005, the Financial Accounting Standards Board issued Emerging Issues Task Force Abstract No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, (“EITF 05-06”) to address issues related to the amortization period for leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The application of this consensus did not have a material impact on the Company’s results of operations or financial condition.

3.    Acquisitions

Acquisition of Operating Properties

During the year ended December 31, 2005, the Company acquired the following properties:

Location	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)
603 Valencia Brea, CA	Office	May	1	45,900	$7.3
10850 Via Frontera San Diego, CA	Industrial	September	1	303,000	24.0

Total			2	348,900	$31.3

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The September 2005 acquisition also includes a 20-acre fully entitled land site. Upon acquisition, the Company executed a one-year lease with the seller to continue to occupy the entire building through September 2006. The lease also includes a three-month extension option. The Company will recognize approximately $1.1 million in rental revenue during 2006 in connection with this lease. At the termination of the lease, the Company plans to redevelop the site and currently anticipates developing approximately 600,000 to one million square feet of office space. The site includes entitlements to build approximately 1.8 million square feet of office and light industrial space.

During the year ended December 31, 2004, the Company acquired the following property:

Location	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)
13500/13520 Evening Creek Drive North San Diego, CA	Office	December	2	281,800	$98.0

This acquisition also included 4.0 acres of undeveloped land. The Company paid $95.4 million in cash and assumed $2.6 million of outstanding obligations for tenant improvements relating to the acquired leases in satisfaction of the purchase price.

Acquisitions of Undeveloped Land

During the year ended December 31, 2005, the Company acquired the following undeveloped land:

Project Name / Location	Month of Acquisition	Acreage	Purchase Price (in millions)
Santa Fe Summit San Diego, CA	June	11.3	$24.0

Each of these acquired properties were purchased from unaffiliated third parties and were funded with borrowings under the Company’s Credit Facility (defined in Note 10). The Company allocates the purchase price of acquired properties in accordance with SFAS 141 (see Notes 2 and 8).

4.    Dispositions

During the year ended December 31, 2005, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
2501 Pullman/1700 Carnegie Santa Ana, CA	Office	March	2	128,300
525 North Brand Glendale, CA	Office	March	1	46,000
5115 North 27th Avenue Phoenix, AZ	Industrial	March	1	130,900

Portfolio Transaction Subtotal			4	305,200	$38.7

2260 E. El Segundo Blvd El Segundo, CA	Industrial	July	1	113,800	22.5
2265 E. El Segundo Blvd El Segundo, CA	Industrial	November	1	76,600	9.6

Total			6	495,600	$70.8

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sold the four buildings in March 2005 through a portfolio transaction to an unrelated third party for an aggregate gross sales price of $38.7 million.

The gross sale price of $22.5 million for the property sold in July 2005 consisted of an $11.25 million cash payment and an $11.25 million note receivable from the buyer. The note bears interest at an annual rate of 7.0%, requires monthly principal and interest payments based on a 30-year amortization period, and matures in July 2012. In addition, the principal and any accrued and unpaid interest may be prepaid in whole or in part at any time without penalty or premium. As partial consideration for the sale, the Company will also participate in certain future profits from the operation or sale of the property as set forth in a profit participation agreement, without risk of loss or further continuing involvement. The contingent future profits will be recognized in the period they are realized.

During the year ended December 31, 2004, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
3750 University Avenue Riverside, CA	Office	May	1	125,000	$19.5
12752/12822 Monarch Street Garden Grove, CA	Industrial	September	1	277,000	15.3

Total			2	402,000	$34.8

The Company had classified the property located in Riverside, California as held for sale as of March 31, 2004, and recorded a $0.7 million impairment loss in the first quarter of 2004 to reflect the property on the balance sheet at its estimated fair market value less selling costs.

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

During the years ended December 31, 2005, 2004 and 2003, the Company recorded a net gain of approximately $30.8 million, $6.1 million and $3.6 million, respectively, in connection with the sale of these properties. All of the properties were sold to unaffiliated third parties. The Company used the net cash proceeds from the sale of these properties to fund its development and redevelopment programs, pay down principal on mortgage loans and to repay borrowings under the Credit Facility (defined in Note 10). The net income and the net gain on disposition for these properties and the impairment loss have been included in discontinued operations for the years ended December 31, 2005, 2004 and 2003 (see Note 21).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Development and Redevelopment Projects

Stabilized Development Projects

During the year ended December 31, 2005, the Company added the following development projects to the Company’s stabilized portfolio.

Project Name / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
15231 Avenue of Science I-15 Corridor San Diego, CA	Office	Q4 2005	Q4 2005	1	65,900

15253 Avenue of Science I-15 Corridor San Diego, CA	Office	Q4 2005	Q4 2005	1	37,400

Total				2	103,300

During the year ended December 31, 2004, the Company added the following development project to the Company’s stabilized portfolio.

Project Name / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
12400 High Bluff Del Mar San Diego, CA	Office	Q3 2003	Q3 2004	1	208,500

Stabilized Redevelopment Projects

During the year ended December 31, 2005, the Company added the following redevelopment projects to the Company’s stabilized portfolio. These projects were completed in 2004 and were in the lease-up phase as of December 31, 2004. The Company did not add any redevelopment projects to its stabilized portfolio in 2004.

Project Name / Submarket / City	Pre and Post Redevelopment Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
5717 Pacific Center Sorrento Mesa San Diego, CA	Office to Life Science/ Engineering	Q1 2004	Q1 2005	1	68,000

909 N. Sepulveda Blvd. El Segundo, CA	Office	Q3 2004	Q3 2005	1	241,600

Total				2	309,600

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Projects Under Construction

During the year ended December 31, 2005, the Company commenced construction on the following two development projects:

Project Name / Submarket / City	Property Type	Estimated Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet
15333 Avenue of Science I-15 Corridor San Diego, CA	Office	Q4 2006	Q4 2006	1	72,000

Santa Fe Summit—Phase I(2) 56 Corridor San Diego, CA	Office	Q3 2007-Q4 2007	Q3 2007-Q4 2007	4	465,600

Total				5	537,600

(1)	Based on management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

(2)	Construction on two of the four buildings commenced in the fourth quarter of 2005. Construction on the remaining two buildings is scheduled to commence in the first quarter of 2006.

6.    Current Receivables

Current receivables, net consisted of the following at December 31:

	2005	2004
	(in thousands)
Tenant rent, reimbursements, and other receivables	$8,634	$10,762
Allowance for uncollectible tenant receivables	(2,875)	(5,919)

Current receivables, net	$5,759	$4,843

7.    Deferred Rent Receivables

Deferred rent receivables, net consisted of the following at December 31:

	2005	2004
	(in thousands)
Deferred rent receivables	$62,968	$53,388
Allowance for deferred rent receivables	(7,920)	(6,572)

Deferred rent receivables, net	$55,048	$46,816

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Deferred Leasing Costs and Other Related Intangibles

Deferred leasing costs and other related intangibles are summarized as follows at December 31:

	2005	2004
	(in thousands)
Deferred leasing costs	$76,483	$73,001
Accumulated amortization	(31,981)	(29,065)

Subtotal	44,502	43,936

Value of in-place leases	7,085	6,775
Accumulated amortization	(1,513)

Subtotal	5,572	6,775

Deferred leasing costs and other related intangibles, net	$50,074	$50,711

For the year ended December 31, 2005, $1.5 million was recorded as an increase to depreciation and amortization expense related to the value of in-place leases. The Company did not record any amortization related to the value of in-place leases during the years ended December 31, 2004 and 2003 as the assets were acquired at the end of December 2004. The weighted average amortization period for the value of in-place leases was approximately 5 years as of December 31, 2005. Following is the estimated amortization expense at December 31, 2005 for the next five years:

Year	(in 000’s)
2006	$1,443
2007	1,397
2008	1,342
2009	945
2010	205
Thereafter	240

Total	$5,572

9.    Deferred Financing Costs

Deferred financing costs, net are summarized as follows at December 31:

	2005	2004
	(in thousands)
Deferred financing costs	$20,340	$19,816
Accumulated amortization	(15,902)	(14,407)

Subtotal	4,438	5,409
Fair value of derivative instruments (see Note 11)	818	440

Deferred financing costs, net	$5,256	$5,849

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Debt

Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

	2005	2004
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$82,758	$84,857
Mortgage note payable, due August 2012, fixed interest at 5.57%, monthly principal and interest payments	79,550	80,648
Mortgage note payable, due August 2008, fixed interest at 3.80%, monthly principal and interest payments	76,639	78,168
Mortgage note payable, due December 2011, fixed interest at 6.70%, monthly principal and interest payments	76,364	77,404
Mortgage note payable, due July 2008, interest at LIBOR plus 0.90%, (5.27% at December 31, 2005) monthly interest only payments (a)	35,500
Mortgage note payable, due August 2012, fixed interest at 4.95%, monthly principal and interest payments	33,407	33,917
Mortgage note payable, due January 2009, interest at LIBOR plus 1.10% (5.47% and 3.50% at December 31, 2005 and 2004, respectively) monthly interest only payments (a)	31,000	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	23,111	24,377
Mortgage note payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,297	17,529
Mortgage note payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	9,006	10,733
Mortgage note payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,503	4,669
Mortgage note payable, due June 2009, fixed interest at 8.43%, monthly principal and interest payments (b)	2,693	4,827
Mortgage note payable, due November 2008, fixed interest at 8.21%, monthly principal and interest payments (c)	1,454	2,963
Mortgage note payable, due December 2005, interest at LIBOR plus 1.10% (3.50% at December 31, 2004) monthly interest only payments (a), (d)		29,000
Mortgage note payable, due December 2005, fixed interest at 8.45%, monthly principal and interest payments (e)		10,349

Total	$473,282	$490,441

(a)	The variable interest rates stated as of December 31, 2005 and 2004 are based on the last repricing date during the respective periods which vary based on the terms of each note. The repricing rates may not be equal to LIBOR at December 31, 2005 and 2004.

(b)	The Company currently anticipates that it will repay the entire principal balance by April 2008, prior to the contractual maturity date. Under the terms of the loan agreement the Company has made early principal payments without penalty.

(c)	The Company currently anticipates that it will repay the entire principal balance by September 2007, prior to the contractual maturity date. Under the terms of the loan agreement the Company has made early principal payments without penalty.

(d)	The Company repaid this loan in June 2005 with the proceeds from the issuance of the $35.5 million mortgage loan.

(e)	The Company repaid this loan in October 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s secured debt was collateralized by 63 operating properties at December 31, 2005 with a combined net book value of $599 million and 64 operating properties at December 31, 2004 with a combined net book value of $620 million.

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

Unsecured Line of Credit

In October 2004, the Company obtained a $425 million unsecured revolving credit facility (the “Credit Facility”) to replace its previous unsecured revolving credit facility that was scheduled to mature in March 2005. As of December 31, 2005, the Company had borrowings of $225.0 million outstanding under the Credit Facility and availability of approximately $200.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (5.47% and 3.50% at December 31, 2005 and 2004, respectively) depending upon the Company’s leverage ratio at the time of borrowing, and matures in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a minimum debt service coverage and fixed charge coverage ratios, minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at December 31, 2005 and 2004.

At December 31, 2005, eleven of the Company’s thirteen secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense net of capitalized interest and loan fees for the years ended December 31, 2005, 2004 and 2003. The interest and loan fees are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	2005	2004	2003
	(in millions)
Gross interest expense	$48.1	$41.7	$41.2
Less: capitalized interest and loan fees	(8.9)	(7.7)	(10.7)

Net interest expense	$39.2	$34.0	$30.5

Debt Maturities

Scheduled contractual principal payments for the above secured and unsecured debt at December 31, 2005, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2006	$10,845
2007	257,272
2008	117,177
2009	112,132
2010	67,037
Thereafter	277,819

Total	$842,282

11.    Derivative Financial Instruments

The following table sets forth the terms and fair market values of the Company’s derivative financial instruments at December 31:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	2005		2004
	(in thousands)				(in thousands)
Interest rate swap	$50,000	LIBOR	4.46%	January 2005	$		$(49)
Interest rate swap	50,000	LIBOR	2.57%	November 2005			157
Interest rate swap	25,000	LIBOR	2.98%	December 2006		409	166
Interest rate swap	25,000	LIBOR	2.98%	December 2006		409	166

Total included in deferred financing costs						$818	$440

12.    Minority Interests

Common Limited Partnership Unitholders

The Company owned an 88.7% and 87.7% general partnership interest in Operating Partnership as of December 31, 2005 and 2004, respectively. The remaining 11.3% and 12.3% common limited partnership interest as of December 31, 2005 and 2004, respectively, was owned by certain of the Company’s executive

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or cash equal to the fair market value at the time of redemption.

During the years ended December 31, 2005, 2004 and 2003, 319,627, 165,171, and 82,439 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock on a one-for-one basis, respectively. Of the common limited partnership exchanged in 2004, 20,000 were owned by John B. Kilroy, Jr., the Company’s President and Chief Executive Officer.

Preferred Unitholders

As of December 31, 2005, 2004 and 2003, the Company had issued and outstanding 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. In March 2004, the Company amended the terms of its Series A Preferred Units to reduce the distribution rate, extend the redemption date to September 30, 2009, and create a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status. Commencing March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 7.45%. Prior to March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 8.075%. The Series A Preferred Units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after September 30, 2009, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 7.45% Series A Cumulative Redeemable Preferred stock (“Series A Preferred Stock”) beginning September 30, 2015 or earlier under certain circumstances.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Operating Partnership redeemed all 900,000 outstanding Series D Preferred Units with proceeds from a public offering for 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (see Note 13). In 2004, the Company recorded a $1.2 million charge relating to the initial issuance costs of the redeemed Series D Preferred Units.

In November 2003, the Operating Partnership redeemed 700,000 9.375% Series C Cumulative Redeemable Preferred units (the “Series C Preferred Units”) with proceeds from a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (see Note 13). The Series C Preferred Units represented preferred limited partnership interests in the Operating Partnership and had a liquidation value of $50.00 per unit. In 2003, the Company recorded a $0.9 million charge relating to the initial issuance costs of the redeemed Series C Preferred Units.

The Company makes quarterly distributions to the preferred unitholders each February, May, August and November. At December 31, 2005 and 2004, the accrued distribution payable to preferred unitholders, which is included in Series A Preferred Units minority interest on the balance sheet, was $0.7 million.

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

In November 2003, the Company completed a public offering for 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”). The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and will not be subject to mandatory redemption or any sinking fund. The Company used the net proceeds from the offering to redeem all 700,000 outstanding Series C Preferred Units.

Restricted Shares

In the first quarter of 2006, and during the years ended December 31, 2005, 2004 and 2003 the Company’s Executive Compensation Committee granted an aggregate of 85,333, 103,806, 114,843 and 123,678 restricted shares, respectively, of the Company’s common stock to certain executive officers, key employees, and non-employee board members (see Note 15). The weighted average grant-date fair value per share was $67.66, $41.43, $34.78, and $21.81, respectively. The restricted shares are subject to restrictions determined by the Company’s Executive Compensation Committee. The restricted shares have the same dividend and voting rights as common stock, are legally issued and outstanding, and are included in the Company’s calculation of weighted average diluted outstanding shares at December 31, 2005, 2004 and 2003.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange of Common Limited Partnership Units

During 2005, 2004 and 2003 an aggregate 319,627, 165,171 and 82,439 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 12). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

Share Repurchases

During the years ended December 31, 2005, 2004 and 2003, the Company accepted the return, at the current quoted market price, of 41,379, 36,955 and 78,630 shares of its common stock, respectively, from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during this period.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the years ended December 31, 2005, 2004 and 2003.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2005, no shares had been acquired under the Plan from new issuances.

Registration Statements

The Company has the ability to issue up to an additional $187 million of equity securities, available as of the date of this report, under a currently effective “shelf” registration statement.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Distributions

Accrued distributions at December 31, 2005 and 2004, consisted of the following amounts payable to registered common stockholders of record holding 28,970,703 and 28,548,597 shares of common stock, respectively, common unitholders holding 3,669,515 and 3,989,142 common limited partnership units of the Operating Partnership, respectively, and registered preferred stockholders of 5,060,000 shares of preferred stock for each year:

	December 31,
	2005	2004
	(in thousands)
Distributions payable to:
Common stockholders	$14,775	$14,131
Common unitholders of the Operating Partnership	1,872	1,975

Total accrued distribution to common stockholders and unitholders	16,647	16,106
Preferred stockholders	1,209	817

Total accrued distributions	$17,856	$16,923

14.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2025 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2005, are summarized as follows:

Year Ending	(in thousands)
2006	$204,803
2007	188,507
2008	169,788
2009	145,817
2010	115,956
Thereafter	482,236

Total	$1,307,107

15.    Employee Retirement and Stock Option and Incentive Plans

Retirement Savings Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to sixty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. For the year ended December 31, 2005 the Company contributed $0.4 million to the 401(k) Plan and in each of the years ended December 31, 2004 and 2003 the Company contributed $0.3 million.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option and Incentive Plan

The Company has established a stock option and incentive plan (the “Stock Plan”) for the purpose of attracting and retaining officers, key employees and non-employee board members, under which restricted shares or stock options may be granted. The Stock Plan authorizes the issuance of 3,000,000 shares of common stock of the Company. At December 31, 2005, there were 287,471 shares still available to be granted under the Stock Plan.

The Executive Compensation Committee, comprised of three Directors who are not officers of the Company, determines compensation, including awards under the Stock Plan, for the Company’s executive officers. The Executive Compensation Committee has awarded restricted stock awards to certain key employees as part of their annual and long-term incentive compensation. The Company recognizes compensation cost for these fixed awards over the performance and/or vesting periods using either the straight-line method or the accelerated attribution method depending upon the specific incentive compensation program. During the years end December 31, 2005, 2004 and 2003, the Company recorded $3.4 million, $3.6 million and $2.0 million, respectively, of compensation cost related to its various restricted stock incentive compensation awards.

In January and February 2006, the Executive Company’s Compensation Committee granted 52,904 and 32,429 restricted shares of common stock, respectively, to certain executive officers. The compensation expense for the restricted shares is calculated based on the closing prices of $66.13 and $70.16 on the respective January 11, 2006 and February 16, 2006 grant dates. Of the shares granted, 11,343 vest over a one-year period, 52,609 vest over a two-year period and 21,381 vest over a five-year period.

In February 2005, the Company’s Executive Compensation Committee granted an aggregate of 101,112 restricted shares of common stock to certain executive officers and key employees. Total compensation expense for the restricted shares is calculated based on the closing per share price of $41.35 on the February 23, 2005 grant date. Of the shares granted, 18,139 vest over a one-year period, 61,812 vest over a two-year period and 21,161 vest over a five-year period.

In February 2004, the Company’s Executive Compensation Committee granted an aggregate of 111,159 restricted shares of common stock to certain executive officers and key employees. Total compensation expense for the restricted shares is calculated based on the closing per share price of $34.85 on the February 10, 2004 grant date. Of the shares granted, 21,234 vest over a one-year period, 68,403 vest over a two-year period and 21,522 vest over a four-year period.

In February 2003, the Company’s Executive Compensation Committee granted an aggregate of 118,733 restricted shares of common stock to certain executive officers and key employees. Total compensation expense for the restricted shares is calculated based on the closing per share price of $21.63 on the February 10, 2003 grant date. Of the shares granted, 25,903 vested over a one-year period and 92,830 vest over a two-year period.

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provided for cash compensation to be earned at December 31, 2005 if the Company attained certain performance measures based on annualized total stockholder returns on an absolute and relative basis. The amount payable for the absolute component was based upon the amount by which the annualized total return to stockholders over the period exceeded 10%. The targets for the relative component required the Company to obtain an annualized total return to stockholders that was at or above the 70th percentile of annualized total return to stockholders achieved by members of a pre-defined peer group during the same three-year period, and included additional incentives for annualized total return to stockholders that was at or above the 80th percentile. Compensation expense under this program was accounted

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for using variable plan accounting. The Company estimated the amount to be paid based on the Company’s closing stock price at the end of each period, and recorded compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that had elapsed through the end of the period. Under the absolute portion of the plan, for every $1 change in the Company’s stock price, the total payable over the three-year term of the plan changed by approximately $1.7 million. During the years ended December 31, 2005, 2004 and 2003, the Company accrued approximately $47.3 million, $18.5 million and $5.9 million, respectively, of compensation expense related to this plan, which was included in general and administrative expenses. The total amount accrued relating to the plan was $71.7 million and $24.4 million as of December 31, 2005 and 2004, respectively. In January 2006, the Executive Compensation Committee approved a cash award of $71.7 million, which represented the amount earned by the Company’s executive officers under the plan at December 31, 2005. The award was paid to the Company’s executive officers in January 2006 and was funded with borrowings under the Company’s Credit Facility.

Board Compensation

In May 2005, 2004 and 2003, the Company’s Executive Compensation Committee granted an aggregate of 2,694, 3,684 and 3,945 restricted shares, respectively, of the Company’s common stock to non-employee board members as part of the board members’ annual compensation. Compensation expense for the 2,694, 3,684 and 3,945 restricted shares is calculated based on the closing share price of $44.56, $32.59 and $25.38 on the respective grant dates, and is being amortized over the two-year vesting periods. In July 2003, the Company’s Executive Compensation Committee granted 1,000 restricted shares of the Company’s common stock to the Company’s newly elected board member representing his initial equity award. Compensation expense for the 1,000 restricted shares is calculated based on the closing share price of $28.48 on the July 24, 2003 grant date and is being amortized over the four-year vesting period. The Company recorded compensation expense of approximately $122,000, $94,000 and $35,000 related to these restricted stock grants during the years ended December 31, 2005, 2004 and 2003, respectively. The restricted stock was granted under the Stock Plan in accordance with the Company’s Board of Directors compensation plan, as approved by the Board of Directors in May 2003.

Stock Options

At December 31, 2005, 2004 and 2003, an aggregate of 78,000, 110,901 and 214,714 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $24.41, $23.99 and $23.86, respectively. The weighted average exercise price of the options outstanding at December 31, 2005, 2004 and 2003 was $24.41, $24.11 and $24.09, respectively, with weighted average remaining contractual lives of 3.5 years, 4.2 years and 4.9 years, respectively. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. All stock options were fully vested at December 31, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s stock option activity is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,240,599	$23.40
Granted	—	—
Exercised	(1,000,890)	23.24
Cancelled	—	—

Outstanding at December 31, 2003	239,709	24.09

Granted	—	—
Exercised	(120,478)	24.06
Cancelled	—	—

Outstanding at December 31, 2004	119,231	24.11

Granted	—	—
Exercised	(41,231)	23.56
Cancelled	—	—

Outstanding at December 31, 2005	78,000	24.41

Effective January 1, 2002, the Company voluntarily adopted the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after January 1, 2002 (see Note 2). Accordingly, the Company recorded approximately $4,000, $27,000 and $26,000 of compensation expense for the years ended December 31, 2005, 2004 and 2003, respectively. This compensation expense relates to the Company’s grant of 25,000 stock options to the Company’s non-employee Directors, which occurred in February 2002.

16.    Commitments and Contingencies

Operating leases—The Company has noncancelable ground lease obligations on the SeaTac Office Center in Seattle, Washington expiring December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084. On the Kilroy Airport Center and the SeaTac Office Center in Seattle, Washington ground leases, rentals are subject to adjustments every five years based on fair market value and the Consumer Price Index, respectively.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum commitment under these ground leases at December 31, 2005 was as follows:

Year Ending	(in thousands)
2006	$1,668
2007	1,670
2008	1,673
2009	1,619
2010	1,582
Thereafter	73,491

Total	$81,703

Purchase Commitment—In December 2005, the Company entered into a contract to purchase a 25-acre land parcel in Carlsbad, California for $15.8 million. As of December 31, 2005, we had paid $500,000 of non-refundable deposits in connection with this transaction.

Other Contingencies—In October 2005, one of the Company’s industrial properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write-off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million in reimbursement from the Company’s insurance carrier, and accrued an additional $0.2 million receivable from the insurance carrier since the Company expects to be fully reimbursed for this loss. The Company anticipates the total insurance proceeds will exceed the carrying value of the damaged components; therefore, the Company expects to record a gain when the cash is received from the insurance carrier in accordance with Financial Accounting Standards Board Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets (“FIN 30”).

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

17.    Related-Party Transactions

As part of the Company’s marketing strategy, KSLLC previously had an agreement, which terminated in April 2003, with TradeWind Navigation, Inc., a company owned solely by John B. Kilroy, Sr., to charter a sailing vessel for 26 weeks during the year. The Company used the sailing vessel in its marketing efforts by sponsoring broker events. During the year ended December 31, 2003, KSLLC paid TradeWind Navigation, Inc. approximately $94,000 under this agreement.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For fixed-rate secured and unsecured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. See Note 10 for further detail on the Company’s secured and unsecured debt and Note 11 for the fair value of the Company’s derivative instruments. The following table sets forth the carrying value and the Company’s fair value of fixed-rate debt, derivative instruments and note receivable as of December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed-rate debt	$550.8	$568.4	$574.4	$599.2
Derivative instruments	0.8	0.8	0.4	0.4
Note receivable	11.2	11.5	—	—

19.    Other Property Income

Significant Lease Termination Fees

Under the terms of Peregrine Systems, Inc.’s (“Peregrine”) plan of reorganization and in accordance with a settlement agreement approved by the bankruptcy court in July 2003, the Company received a payment in the third quarter of 2003 of approximately $18.3 million and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years resulting from Peregrine’s early termination of leases it had with the Company. In connection with the settlement agreement, the Company reduced its allowance for unbilled deferred rents by approximately $2.0 million for amounts specifically related to the terminated Peregrine leases and reversed a $0.5 million reserve previously charged to general and administrative expenses for costs the Company paid for the fifth building that was to be leased to Peregrine in the second quarter of 2003. The Company then recorded a net lease termination fee of $18.0 million in the third quarter of 2003 representing the $18.3 million payment received in the third quarter of 2003 plus the $2.6 million net present value of the payments to be received in the future, offset by $2.9 million of receivables and other costs and obligations associated with the leases. In addition, the Company increased its provision for bad debts by $2.6 million to reserve the portion of the lease termination fee that related to the future annual payments.

During the third quarter of both 2004 and 2005, the Company reversed approximately $750,000 of the provision for bad debts due to the collection of two of the four annual installment payments due under the settlement agreement. In December 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, the Company reevaluated the allowance for bad debts related to the remaining future annual installments. As a result, the Company reversed the remaining allowance of approximately $1.3 million related to the two remaining lease termination payments through the provision for bad debts.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the Company recognized a $4.3 million net lease termination fee resulting from the early termination of a lease at an office property in San Diego, California, which encompassed approximately 68,000 rentable square feet. Subsequent to the termination of this lease, this property was moved to the Company’s redevelopment portfolio.

Other

In January 2005, the Company paid $1.8 million pursuant to a court approved settlement agreement related to a lease termination that occurred in 2001. The amount was previously recorded as a charge to other property income during the third quarter of 2004.

During the year ended December 31, 2004, the Company recorded $1.9 million of other property income related to the same 2001 lease termination. The additional income had previously been reserved for financial reporting purposes until certain contingencies associated with the lease termination had been resolved.

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (see Note 2). There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Office Properties:
Operating revenues(1)	$205,116	$183,415	$185,269
Property and related expenses	52,895	47,136	43,876

Net operating income, as defined	152,221	136,279	141,393

Industrial Properties:
Operating revenues(1)	36,599	34,696	35,059
Property and related expenses	5,577	5,311	4,821

Net operating income, as defined	31,022	29,385	30,238

Total Reportable Segments:
Operating revenues(1)	241,715	218,111	220,328
Property and related expenses	58,472	52,447	48,697

Net operating income, as defined	183,243	165,664	171,631

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	183,243	165,664	171,631
Unallocated other income (expense):
Total other income (expense)	1,346	727	(2,318)
Other unallocated expenses:
General and administrative expenses	66,456	34,021	20,095
Interest expense	39,153	33,994	30,515
Depreciation and amortization	67,352	58,551	55,389

Income from continuing operations before minority interests	11,628	39,825	63,314
Minority interests attributable to continuing operations	(5,177)	(13,981)	(20,571)
Income from discontinued operations	27,368	7,697	7,373

Net income	33,819	33,541	50,116
Preferred dividends	(9,608)	(3,553)	(349)

Net income available for common stockholders	$24,211	$29,988	$49,767

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,186,344	$1,198,309
Undeveloped land and construction in progress	137,025	93,912
Total assets(1)	1,422,584	1,382,778

Industrial Properties:
Land, buildings and improvements, net	214,005	198,353
Total assets(1)	225,671	210,166

Total Reportable Segments:
Land, buildings and improvements, net	1,400,349	1,396,662
Undeveloped land and construction in progress	137,025	93,912
Total assets(1)	1,648,255	1,592,944

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,648,255	1,592,944
Other unallocated assets:
Cash and cash equivalents	3,881	4,853
Restricted cash	703	332
Note receivable	11,213
Deferred financing costs, net	5,256	5,849
Prepaid expenses and other assets	5,166	5,046

Total consolidated assets	$1,674,474	$1,609,024

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable and deferred leasing costs and other related intangible assets, all shown on a net basis.

	December 31,
	2005	2004
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment projects and undeveloped land	$57,742	$35,338
Acquisition of operating properties and undeveloped land	31,007	94,963
Capital expenditures and tenant improvements	23,513	37,417

Industrial Properties:
Acquisition of operating properties and undeveloped land	24,709
Capital expenditures and tenant improvements	4,717	2,701

Total Reportable Segments:
Expenditures for development and redevelopment projects and undeveloped land	57,742	35,338
Acquisition of operating properties and undeveloped land	55,716	94,963
Capital expenditures and tenant improvements	28,320	40,118

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the net income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the years ended December 31, 2005, 2004 and 2003, discontinued operations included the net income or loss, and the net gain on sale of the three office and three industrial buildings sold during the year ended December 31, 2005 (see Note 4). For the year ended December 31, 2004 and 2003, discontinued operations also included the net income, the impairment loss and net gain or loss on sale of the one office and one industrial building sold in 2004 (see Note 4). For the year ended December 31, 2003, discontinued operations also included the net income and net gain or loss on sale of the seven office buildings sold in 2003 (see Note 4). In connection with the disposition of one of the buildings sold in 2003 the Company repaid approximately $8.0 million in principal of a mortgage loan partially secured by the property. The related interest expense was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
REVENUES:
Rental income	$935	$6,232	$9,820
Tenant reimbursements	139	639	1,064
Other property income	181	693	28

Total revenues	1,255	7,564	10,912

EXPENSES:
Property expenses	442	1,613	2,335
Real estate taxes	213	690	941
Provision for bad debts	(3)	37	88
Interest expense			82
Depreciation and amortization	439	1,844	2,610

Total expenses	1,091	4,184	6,056

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest	164	3,380	4,856
Net gain on dispositions of discontinued operations	30,764	6,148	3,642
Impairment loss on property held for sale		(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(3,560)	(1,105)	(1,125)

Total income from discontinued operations	$27,368	$7,697	$7,373

The following table summarizes the total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Reportable Segments:
Office Properties	$2,572	$746	$6,016
Industrial Properties	24,796	6,951	1,357

Total income from discontinued operations	$27,368	$7,697	$7,373

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.    Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$6,451	$25,844	$42,743
Preferred dividends	(9,608)	(3,553)	(349)

(Loss) income from continuing operations available for common stockholders	(3,157)	22,291	42,394
Discontinued operations	27,368	7,697	7,373

Net income available for common stockholders—numerator for basic and diluted earnings per share	$24,211	$29,988	$49,767

Denominator:
Basic weighted average shares outstanding	28,710,726	28,244,459	27,526,684
Effect of dilutive securities—stock options and restricted shares		177,568	211,107

Diluted weighted average shares and common share equivalents outstanding	28,710,726	28,422,027	27,737,791

Basic earnings per share:
(Loss) income from continuing operations available for common stockholders	$(0.11)	$0.79	$1.54
Discontinued operations	0.95	0.27	0.27

Income available for common stockholders	$0.84	$1.06	$1.81

Diluted earnings per share:
(Loss) income from continuing operations available for common stockholders	$(0.11)	$0.78	$1.53
Discontinued operations	0.95	0.28	0.26

Net income available for common stockholders	$0.84	$1.06	$1.79

For the year ended December 31, 2005, the effect of the assumed exercise of the 78,000 outstanding stock options and the effect of the 155,309 unvested restricted shares of common stock were not included in the earnings per share calculation as their effect is antidilutive to the loss from continuing operations available for common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 and 2003, Company employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

23.    Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2005, 2004 and 2003 as follows:

Dividends	2005	2004	2003
Dividends declared per common share	$2.040	$1.980	$1.980
Less: Dividends declared in the current year and paid in the following year	(0.510)	(0.495)	(0.495)
Add: Dividends declared in the prior year and paid in the current year	0.495	0.495	0.495

Dividends paid per common share	$2.025	$1.980	$1.980

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2005, 2004 and 2003 as identified in the table above, was as follows:

Common Shares	2005		2004		2003
Ordinary income	$0.221	10.90%	$1.154	58.26%	$1.213	61.26%
Return of capital	1.753	86.55	0.711	35.90	0.690	34.84
Capital gains(1)	0.018	0.88	0.089	4.48	0.041	2.07
Unrecaptured section 1250 capital gains	0.033	1.67	0.027	1.36	0.036	1.83

	$2.025	100.00%	$1.980	100.00%	$1.980	100.00%

(1)	2004 and 2005 Capital Gains are comprised entirely of 15% Rate Gains. 2003 Capital Gains are comprised of approximately $0.014 in Qualified 5-Year Gains and approximately $0.027 in Post May 5th Capital Gain Distributions.

The income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2005 and 2004 was as follows:

Preferred Shares	2005		2004
Ordinary income	$1.575	80.75%	$1.746	91.04%
Capital gains	0.129	6.63	0.132	6.87
Unrecaptured section 1250 capital gains	0.246	12.62	0.040	2.09

	$1.950	100.00%	$1.918	100.00%

The income tax treatment for the dividends to Series F preferred stockholders reportable for the year ended December 31, 2005 was as follows:

Preferred Shares	2005
Ordinary income	$1.421	80.75%
Capital gains	0.117	6.63
Unrecaptured section 1250 capital gains	0.222	12.62

	$1.760	100.00%

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 was as follows:

	2005 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$59,780	$60,569	$60,369	$60,997
Net Operating Income from continuing operations(2)	44,492	45,374	45,638	47,739
Income from continuing operations	10,464	885	752	(5,650)
Discontinued operations	5,363	(119)	15,720	6,404
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	13,425	(1,636)	14,071	(1,648)
Net income per common share—basic	0.47	(0.05)	0.49	(0.06)
Net income per common share—diluted	0.47	(0.05)	0.49	(0.06)

	2004 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$53,080	$53,366	$54,437	$57,227
Net Operating Income from continuing operations(2)	40,251	40,209	42,021	43,183
Income from continuing operations	5,893	10,486	5,342	4,123
Discontinued operations	628	779	5,889	401
Preferred dividends	(785)	(785)	(785)	(1,198)
Net income available for common stockholders	5,735	10,481	10,446	3,326
Net income per common share—basic	0.20	0.37	0.37	0.12
Net income per common share—diluted	0.20	0.37	0.37	0.12

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10-Q due to reclassification of net income (loss) to discontinued operations, in accordance with SFAS 144 (see Note 21).

25.    Subsequent Events

On January 18, 2006, aggregate distributions of $16.6 million were paid to common stockholders and common unitholders of record on December 30, 2005.

In January 2006, the Company’s Executive Compensation Committee approved a cash award of $71.7 million, which represented the amount earned by the Company’s executive officers under the Company’s special long-term compensation program as of December 31, 2005 (see Note 15).

In January and February of 2006 the Company’s Executive Compensation Committee granted restricted shares of common stock to certain executive officers and key employees (see Note 15).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During January and February 2006, an aggregate 757,067 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

On February 15, 2006, aggregate distributions of $0.8 million were paid to Series E preferred stockholders of record on January 31, 2006 for the period commencing on and including November 15, 2005 and ending on and including February 14, 2006.

On February 15, 2006, aggregate distributions of $1.6 million were paid to Series F preferred stockholders of record on January 31, 2006 for the period commencing on and including November 15, 2005 and ending on and including February 14, 2006.

On February 15, 2006, aggregate distributions of $1.4 million were paid to the Series A Preferred unitholders.

In 2003, one of the Company’s tenants, Brobeck, Phelger & Harrison, LLP (“Brobeck”), defaulted on its lease and the Company exercised its right to terminate the lease as a result of such default. Following the lease termination, certain creditors of Brobeck filed an involuntary bankruptcy petition against Brobeck and the bankruptcy court entered an order for relief under chapter 7 of the Bankruptcy Code. The Company has filed a proof of claim against Brobeck’s bankruptcy estate for its lease termination/rejection damages and in February 2006, the Company received a distribution of approximately $0.8 million in connection with the claim.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Schedule of Rental Property

	December 31, 2005
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
23925 Park Sorrento Calabasas, California	$23,111	(3)	$50	$2,346	$271	$50	$2,617	$2,667	$550	2001	(C)	11,789
23975 Park Sorrento Calabasas, California	(3)		765	17,720	2,281	765	20,001	20,766	4,870	2001	(C)	100,592
24025 Park Sorrento Calabasas, California	(3)		845	15,896	843	845	16,739	17,584	4,863	2000	(C)	102,264
26541 Agoura Road Calabasas, California			1,979	9,630	3,919	1,979	13,549	15,528	4,888	1997	(A)	90,366
181/185 S. Douglas Street El Segundo, California			525	4,687	4,930	628	9,514	10,142	5,649	1978	(C)	61,545
Kilroy Airport Center, El Segundo El Segundo, California			6,141	69,195	33,038	6,141	102,233	108,374	69,672	1983	(C)	699,192
909 N. Sepulveda Blvd. El Segundo, California			3,576	34,042	19,999	3,577	54,040	57,617	2,766	2001	(A)	241,607
999 N. Sepulveda Blvd. El Segundo, California			1,407	34,326	7,889	1,407	42,215	43,622	2,942	2002	(C)	127,901
Kilroy Airport Center, Phase I Long Beach, California					27,359		27,359	27,359	7,552	1997	(A)	225,083
Kilroy Airport Center, Phase II Long Beach, California				47,387	17,261		64,648	64,648	38,023	1989	(C)	395,480
Kilroy Airport Center, Phase III Long Beach, California				49,654	4,848		54,502	54,502	16,015	1999/2000	(C)	328,502
Kilroy Airport Center, Phase IV (2) Long Beach, California					2,088		2,088	2,088	1,764
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	9,415	3,977	45,255	49,232	11,355	2000	(C)	150,302
12100 W. Olympic Blvd. Los Angeles, California			352	45,611	11,912	9,633	48,242	57,875	3,834	2002	(C)	150,167
12312 W. Olympic Blvd. Los Angeles, California			3,325	12,202	917	3,399	13,045	16,444	3,189	1997	(A)	78,000
1633 26th Street Santa Monica, California			2,080	6,672	1,441	2,040	8,153	10,193	2,916	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California	82,758	(4)	5,474	26,087	841	5,476	26,926	32,402	6,506	1997	(A)	94,844
3130 Wilshire Blvd. Santa Monica, California			8,921	6,579	5,504	9,188	11,816	21,004	4,456	1997	(A)	88,338
501 Santa Monica Blvd. Santa Monica, California	(4)		4,547	12,044	2,634	4,551	14,674	19,225	4,015	1998	(A)	70,280
4175 E. La Palma Avenue Anaheim, California			1,518	2,612	1,618	1,518	4,230	5,748	1,305	1997	(A)	43,263
8101 Kaiser Blvd Anaheim, California			2,369	6,180	928	2,377	7,100	9,477	1,816	1997	(A)	60,177
601 Valencia Avenue Brea, California			3,518	2,900	357	3,519	3,256	6,775	816	1997	(A)	60,891
603 Valencia Avenue Brea, California			2,706	3,904	330	2,706	4,234	6,940	111	2005	(A)	45,900
9451 Toledo Way Irvine, California				869	1,202		2,071	2,071	1,275	1997	(A)	27,200
111 Pacifica Irvine, California	(4)		5,165	4,653	1,988	5,166	6,640	11,806	2,175	1997	(A)	67,530
12340 El Camino Real San Diego, California			4,201	13,896	6,703	4,201	20,599	24,800	1,999	2002	(C)	87,405
12348 High Bluff Drive San Diego, California	76,639	(5)	1,629	3,096	2,063	1,629	5,159	6,788	2,198	1999	(C)	38,710
12390 El Camino Real San Diego, California	31,000	(6)	3,453	11,981	1,184	3,453	13,165	16,618	3,259	2000	(C)	72,332
3579 Valley Centre Drive San Diego, California	79,550	(7)	2,167	6,897	2,891	2,858	9,097	11,955	2,035	1999	(C)	52,375

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005
Initial Cost	Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period	Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)	Net Rentable Square Feet
Property Location	Encumbrances	Land	Buildings and Improvements	Land	Building	Total
(dollars in thousands)
3611 Valley Centre Drive San Diego, California	(7)	4,184	19,352	8,534	5,259	26,811	32,070	5,143	2000	(C)	130,178
3661 Valley Centre Drive San Diego, California	(7)	4,038	21,144	5,907	4,725	26,364	31,089	4,735	2001	(C)	129,752
3721 Valley Centre Drive, San Diego, California	33,407	(8)	4,297	18,967	5,843	4,254	24,853	29,107	2,099	2002	(C)	114,780
3811 Valley Centre Drive San Diego, California	(7)	3,452	16,152	14,020	4,457	29,167	33,624	3,011	2000	(C)	112,067
12225/12235 El Camino Real San Diego, California	(5)	3,207	18,176	2,555	3,213	20,725	23,938	4,018	1998	(A)	115,513
12400 High Bluff Drive San Diego, California	15,167	40,497	5,985	15,167	46,482	61,649	3,370	2003	(C)	208,464
6215/6220 Greenwich Drive San Diego, California	11,699	(9)	4,796	15,863	8,225	5,148	23,736	28,884	7,029	1997	(A)	212,214
15051 Avenue of Science San Diego, California	2,888	5,780	5,508	2,888	11,288	14,176	1,868	2001	(C)	70,617
15073 Avenue of Science San Diego, California	2,070	5,728	1,470	2,070	7,198	9,268	1,977	2001	(C)	46,759
15231 Avenue of Science San Diego, California	2,233	8,830	1,028	2,233	9,858	12,091	22	2005	(C)	65,867
15253 Avenue of Science San Diego, California	1,548	6,423	475	1,548	6,898	8,446	16	2005	(C)	37,405
15378 Avenue of Science San Diego, California	(5)	3,565	3,796	1,725	3,565	5,521	9,086	1,402	1998	(A)	68,910
15435/15445 Innovation Drive San Diego, California	4,286	12,622	(38)	4,092	12,778	16,870	5,807	2000	(C)	103,000
13500/13520 Evening Creek Drive North San Diego, California	15,161	71,806	1,042	15,161	72,848	88,009	2,701	2004	(A)	281,830
4939 Directors Place San Diego, California	17,297	(10)	2,225	12,698	4,181	2,198	16,906	19,104	2,465	2002	(C)	60,662
4955 Directors Place San Diego, California	(10)	2,521	14,122	3,697	3,179	17,161	20,340	4,084	2000	(C)	76,246
5005/5010 Wateridge Vista Drive San Diego, California	7,106	15,816	4,976	9,335	18,563	27,898	4,397	1999	(C)	172,778
10421 Pacific Center Court San Diego, California	(4)	2,926	7,979	16,074	2,926	24,053	26,979	2,816	1998	(A)	79,871
10243 Genetic Center Drive San Diego, California	(6)	4,632	19,549	(32)	4,632	19,517	24,149	3,268	2001	(C)	102,875
10390 Pacific Center Court San Diego, California	3,267	5,779	7,501	3,267	13,280	16,547	1,427	2001	(C)	68,400
6055 Lusk Avenue San Diego, California	(5)	3,935	8,008	21	3,942	8,022	11,964	1,872	1997	(A)	93,000
6260 Sequence Drive San Diego, California	(5)	3,206	9,803	108	3,212	9,905	13,117	2,297	1997	(A)	130,000
6290 Sequence Drive San Diego, California	(5)	2,403	7,349	17	2,407	7,362	9,769	1,718	1997	(A)	90,000
6310 Sequence Drive San Diego, California	(4)	2,941	4,946	(7)	2,941	4,939	7,880	1,311	2000	(C)	62,415
6340/6350 Sequence Drive San Diego, California	(4)	7,375	22,126	2,441	7,386	24,556	31,942	6,615	1998	(A)	199,000
Pacific Corporate Center San Diego, California	(4)	14,979	39,634	(5,892)	12,052	36,669	48,721	10,365	1998	(A)	332,542
5717 Pacific Center San Diego, California	2,693	6,280	6,284	2,693	12,564	15,257	613	2001	(C)	67,995
4690 Executive Drive San Diego, California	(5)	1,623	7,926	1,586	1,623	9,512	11,135	2,102	1999	(A)	47,907
9455 Towne Center Drive San Diego, California	(5)	3,936	3,186	3,118	4,004	7,122	1,103	1998	(A)	45,195
9785/9791 Towne Center Drive San Diego, California	(5)	4,536	16,554	46	4,546	16,590	21,136	3,199	1999	(A)	126,000

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Kilroy Airport Center–Sea-Tac Seattle, Washington					25,993	23,970		49,963	49,963	38,412	1977	(C)	532,430
5151-5155 Camino Ruiz Camarillo, California				4,501	19,710	3,870	4,501	23,580	28,081	5,921	1997	(A)	265,372
2829 Townsgate Road Thousand Oaks, California				5,248	8,001	2,545	5,248	10,546	15,794	3,114	1997	(A)	81,158

TOTAL OFFICE PROPERTIES		$355,461		$218,051	$1,007,899	$313,505	$234,069	$1,305,386	$1,539,455	$353,111			7,948,152

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$			$132	$867	$3,105	$132	$3,972	$4,104	$3,556	1954	(C)	192,053
2270 E. El Segundo Blvd. El Segundo, California				361	100	156	419	198	617	146	1977	(C)	6,362
1000 E. Ball Road Anaheim, California				838	1,984	1,240	838	3,224	4,062	2,693	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California				395	1,489	2,482	395	3,971	4,366	3,053	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California		35,500	(11)	2,098	4,158	300	2,098	4,458	6,556	1,078	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California		80,867	(12)	3,669	4,341	245	3,669	4,586	8,255	1,078	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California		(12)		3,335	3,727	19	3,335	3,746	7,081	922	1997	(A)	144,000
3250 E. Carpenter Avenue Anaheim, California		(11)				2,495		2,495	2,495	698	1998	(C)	41,225
3340 E. La Palma Avenue Anaheim, California		(11)		67	1,521	4,989	67	6,510	6,577	4,893	1966	(C)	153,320
5115 E. La Palma Avenue Anaheim, California		(12)		2,462	6,675	4,502	2,464	11,175	13,639	2,935	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California		(12)		1,728	3,555	1,077	1,728	4,632	6,360	1,023	1997	(A)	110,487
Anaheim Technology Center Anaheim, California		(12)		10,648	20,221	5,473	10,648	25,694	36,342	7,575	2000	(C)	597,145
La Palma Business Center Anaheim, California				2,838	5,285	2,463	2,838	7,748	10,586	1,947	1997	(A)	145,481
Brea Industrial Complex Brea, California		(11)		1,263	13,927	397	1,263	14,324	15,587	3,658	1997	(A)	276,278
Brea Industrial-Lambert Road Brea, California		(12)		3,326	7,020	1,901	3,326	8,921	12,247	2,919	2000	(C)	178,811
1675 MacArthur Costa Mesa, California		(12)		2,076	2,114	153	2,076	2,267	4,343	562	1997	(A)	50,842
25202 Towne Center Drive Foothill Ranch, California		(12)		3,334	8,243	4,701	4,949	11,329	16,278	4,260	1998	(C)	303,533
12400 Industry Street Garden Grove, California				943	2,110	35	943	2,145	3,088	547	1997	(A)	64,200
12681/12691 Pala Drive Garden Grove, California				471	2,115	2,834	471	4,949	5,420	4,579	1980	(A)	84,700

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
7421 Orangewood Avenue Garden Grove, California			612	3,967	1,726	612	5,693	6,305	1,324	1997	(A)	82,602
Garden Grove Industrial Complex Garden Grove, California			1,868	11,894	826	1,868	12,720	14,588	3,329	1997	(A)	275,971
17150 Von Karman Irvine, California			4,848	7,342	72	4,848	7,414	12,262	1,885	1997	(A)	157,458
2055 S.E. Main Street Irvine, California			772	2,343	148	772	2,491	3,263	656	1997	(A)	47,583
9401 Toledo Way Irvine, California			8,572	7,818	(2,331)	5,665	8,394	14,059	2,066	1997	(A)	244,800
1951 E. Carnegie Santa Ana, California	(11)		1,830	3,630	1,381	1,844	4,997	6,841	1,468	1997	(A)	100,000
2525 Pullman Santa Ana, California			4,283	3,276	1,758	4,283	5,034	9,317	645	2002	(A)	103,380
14831 Franklin Avenue Tustin, California			1,112	1,065	270	1,113	1,334	2,447	515	1997	(A)	36,256
2911 Dow Avenue Tustin, California			1,124	2,408	519	1,124	2,927	4,051	629	1998	(A)	51,410
10850 Via Frontera San Diego, California			23,367	1,342		23,367	1,342	24,709	335	2005	(A)	303,000
3735 Imperial Highway Stockton, California	1,454	(13)	764	10,747	135	764	10,882	11,646	2,512	1997	(A)	164,540

TOTAL INDUSTRIAL PROPERTIES	$117,821		$89,136	$145,284	$43,071	$87,919	$189,572	$277,491	$63,486			4,587,491

TOTAL ALL PROPERTIES	$473,282		$307,187	$1,153,183	$356,576	$321,988	$1,494,958	$1,816,946	$416,597			12,535,643

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

(3)	These properties secure a $23.1 million mortgage note.

(4)	These properties secure a $82.8 million mortgage note.

(5)	These properties secure a $76.6 million mortgage note.

(6)	These properties secure a $31.0 million mortgage note.

(7)	These properties secure a $79.6 million mortgage note.

(8)	These properties secure a $33.4 million mortgage note.

(9)	These properties secure a $11.7 million mortgage note.

(10)	These properties secure a $17.3 million mortgage note.

(11)	These properties secure a $35.5 million mortgage note.

(12)	These properties secure a $80.9 million mortgage note.

(13)	This property secures a $1.5 million mortgage note.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.6 billion as of December 31, 2005.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2003 to December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Land, building and improvements, beginning of year	$1,769,318	$1,606,780	$1,585,302
Net additions during period—Acquisition, improvements, etc. (net of dispositions)	47,628	162,538	21,478

Land, building and improvements, end of year	1,816,946	1,769,318	1,606,780

Undeveloped land and construction in progress, beginning of year	93,912	129,016	106,365
Change in undeveloped land and construction in progress	43,113	(35,104)	22,651

Undeveloped land and construction in progress, end of year	137,025	93,912	129,016

Total investment in real estate, end of year	$1,953,971	$1,863,230	$1,735,796

The following table reconciles the accumulated depreciation from January 1, 2003 to December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Beginning of year	$372,656	$326,479	$282,240
Net additions during the period	56,139	51,765	48,909
Dispositions of operating properties	(12,198)	(5,588)	(4,670)

End of year	$416,597	$372,656	$326,479

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2005—Allowance for uncollectible tenant receivables	$5,919	$(1,967)	$(1,077)	$2,875
Year ended December 31, 2004—Allowance for uncollectible tenant receivables	$6,372	$(153)	$(300)	$5,919
Year ended December 31, 2003—Allowance for uncollectible tenant receivables	$4,499	$2,096	$(223)	$6,372

Allowance for Unbilled Deferred Rent
Year ended December 31, 2005—Allowance for deferred rent	$6,572	$1,316	$32	$7,920
Year ended December 31, 2004—Allowance for deferred rent	$5,667	$1,080	$(175)	$6,572
Year ended December 31, 2003—Allowance for deferred rent	$5,987	$(320)	$—	$5,667

EXHIBIT INDEX

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (4)(5)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.