Form 10-Q
period 2006-03-31
KILROY REALTY CORP
filed 2006-04-26
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2006, 30,059,045 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2006

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$321,235	$321,988
Buildings and improvements	1,490,006	1,494,958
Undeveloped land and construction in progress	153,177	137,025

Total real estate held for investment	1,964,418	1,953,971
Accumulated depreciation and amortization	(428,624)	(416,597)

Total real estate assets, net	1,535,794	1,537,374

CASH AND CASH EQUIVALENTS	11,395	3,881
RESTRICTED CASH	649	703
CURRENT RECEIVABLES, NET	6,396	5,759
DEFERRED RENT RECEIVABLES, NET	57,692	55,048
NOTE RECEIVABLE	11,184	11,213
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	48,853	50,074
DEFERRED FINANCING COSTS, NET (Note 4)	4,828	5,256
PREPAID EXPENSES AND OTHER ASSETS	7,518	5,166

TOTAL ASSETS	$1,684,309	$1,674,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$468,078	$473,282
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 3)	317,500	225,000
Accounts payable, accrued expenses and other liabilities	55,596	134,558
Accrued distributions (Note 12)	18,533	17,856
Rents received in advance, tenant security deposits and deferred revenue	40,270	36,410

Total liabilities	1,043,977	1,031,106

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTERESTS (Note 5):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	39,437	50,462

Total minority interests	113,075	124,100

STOCKHOLDERS’ EQUITY (Note 6):
Preferred Stock, $.01 par value, 21,940,000 shares authorized, none issued and outstanding,
7.45% Series A Cumulative Redeemable Preferred Stock, $0.1 par value, 1,700,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 29,792,228 and 28,970,703 shares issued and outstanding, respectively	298	289
Additional paid-in capital	531,852	523,609
Deferred compensation (Note 1)		(1,998)
Distributions in excess of earnings	(126,475)	(124,214)

Total stockholders’ equity	527,257	519,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,684,309	$1,674,474

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Rental income	$56,573	$53,509
Tenant reimbursements	5,583	5,685
Other property income (Note 8)	937	220

Total revenues	63,093	59,414

EXPENSES:
Property expenses	10,176	9,333
Real estate taxes	4,802	4,345
Provision for bad debts	525	1,133
Ground leases	519	405
General and administrative expenses	4,934	6,024
Interest expense	11,971	9,401
Depreciation and amortization	17,630	16,581

Total expenses	50,557	47,222

OTHER INCOME AND EXPENSE:
Interest and other income	252	57
Net settlement receipts (payments) on interest rate swaps	194	(102)
(Loss) gain on derivative instruments	(76)	644

Total other income	370	599

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,906	12,791

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(1,397)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(857)	(1,068)

Total minority interests	(2,254)	(2,465)

INCOME FROM CONTINUING OPERATIONS	10,652	10,326
DISCONTINUED OPERATIONS (Note 10)
Revenues from discontinued operations	386	1,419
Expenses from discontinued operations	(214)	(955)
Net gain on dispositions of discontinued operations	5,655	5,779
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(548)	(742)

Total income from discontinued operations	5,279	5,501

NET INCOME	15,931	15,827
PREFERRED DIVIDENDS	(2,402)	(2,402)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$13,529	$13,425

Income from continuing operations per common share—basic (Note 11)	$0.28	$0.28

Income from continuing operations per common share—diluted (Note 11)	$0.28	$0.28

Net income per common share—basic (Note 11)	$0.46	$0.47

Net income per common share—diluted (Note 11)	$0.46	$0.47

Weighted average shares outstanding—basic (Note 11)	29,440,090	28,554,806

Weighted average shares outstanding—diluted (Note 11)	29,607,666	28,719,711

Dividends declared per common share	$0.53	$0.51

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2005	$121,582	28,970,703	$289	$523,609	$(1,998)	$(124,214)	$519,268
Change in accounting principle (Note 1)				(1,998)	1,998
Net income						15,931	15,931
Issuance of nonvested restricted shares of common stock (Note 6)		85,333	1	1,304			1,305
Non-cash amortization of nonvested restricted stock grants				938			938
Exchange of common units of the Operating Partnership (Note 5)		777,067	8	21,496			21,504
Repurchase of common stock (Note 6)		(40,875)		(2,891)			(2,891)
Adjustment for minority interest (Note 1)				(10,606)			(10,606)
Preferred dividends						(2,402)	(2,402)
Dividends declared per common share ($0.53 per share)						(15,790)	(15,790)

BALANCE AT MARCH 31, 2006	$121,582	29,792,228	$298	$531,852	$—	$(126,475)	$527,257

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,931	$15,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	17,508	16,794
Increase in provision for uncollectible tenant receivables	271	722
Increase in provision for uncollectible deferred rent receivables	257	408
Distributions on Cumulative Redeemable Preferred units	1,397	1,397
Minority interests in earnings of Operating Partnership	1,405	1,810
Depreciation of furniture, fixtures and equipment	199	220
Non-cash amortization of nonvested restricted stock grants	814	877
Non-cash amortization of deferred financing costs	326	335
Amortization of above/below market rents, net	(308)	(303)
Net gain on dispositions of operating properties	(5,655)	(5,779)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(566)	(542)
Loss (gain) on derivative instruments	76	(644)
Net settlement (receipts) payments on interest rate swaps	(194)	102
Other	(11)	11
Changes in assets and liabilities:
Current receivables	(908)	945
Deferred rent receivables	(3,007)	(4,175)
Deferred leasing costs	(319)	(415)
Prepaid expenses and other assets	(2,559)	(3,713)
Accounts payable, accrued expenses and other liabilities (Note 6)	(73,649)	(278)
Rents received in advance, tenant security deposits and other deferred revenue	4,426	308

Net cash (used in) provided by operating activities	(44,566)	23,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(7,804)	(5,525)
Expenditures for development and redevelopment projects and undeveloped land	(19,878)	(11,442)
Net proceeds received from dispositions of operating properties	15,563	37,859
Net cash settlement receipts (payments) on interest rate swaps	186	(170)
Decrease in restricted cash	54	330
Collections of principal on the note receivable	29

Net cash (used in) provided by investing activities	(11,850)	21,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on unsecured line of credit	92,500	(14,000)
Principal payments on secured debt	(5,204)	(3,878)
Repurchase of common stock (Note 6)	(2,891)	(1,745)
Financing costs	(30)	(11)
Proceeds from exercise of stock options		375
Dividends and distributions paid to common stockholders and common unitholders	(16,647)	(16,106)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,798)	(3,407)

Net cash provided by (used in) financing activities	63,930	(38,772)

Net increase in cash and cash equivalents	7,514	6,187
Cash and cash equivalents, beginning of period	3,881	4,853

Cash and cash equivalents, end of period	$11,395	$11,040

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,994 and $1,932 at March 31, 2006 and 2005, respectively	$13,611	$11,053

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$17,323	$16,663

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,910

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$21,504	$7,247

Issuance of nonvested restricted shares of common stock (Note 6)	$5,773	$4,180

Accrual for expenditures for operating properties and development and redevelopment projects	$6,902	$6,997

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2006 and 2005

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of March 31, 2006, the Company’s stabilized portfolio of operating properties consisted of 86 office buildings (the “Office Properties”) and 46 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.9 million and 4.4 million rentable square feet, respectively, and was 95% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes development and redevelopment properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of March 31, 2006, the Company did not have any properties in the lease-up phase. As of March 31, 2006, the Company had two development projects, comprised of five buildings, under construction, which when completed are expected to encompass an aggregate of approximately 542,600 rentable square feet. These development projects are both located in San Diego County. As of March 31, 2006, the Company did not have any redevelopment projects under construction.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 91.1% general partnership interest in the Operating Partnership as of March 31, 2006. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest in the Finance Partnership. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company also consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R (“FIN 46R”). As of December 31, 2005, the Company consolidated one VIE in connection with an agreement entered into in September 2005 to facilitate a 1031 tax-deferred property exchange. Under the terms of the agreement, the Company was obligated to purchase the operating property held by the VIE within 180 days of the acquisition of the property to complete the exchange. As of December 31, 2005, the Company had purchased a 38% interest in the property held by the VIE. The Company retained all rights to appreciation and all exposure to depreciation in the value of the property

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the period it was held by the VIE. The impact of consolidating the VIE was to increase the Company’s total real estate asset balance by approximately $15.3 million at December 31, 2005. During the three months ended March 31, 2006, the Company purchased the remaining 62% interest in the property.

Net income after preferred distributions and preferred dividends is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance or redemption of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between stockholders’ equity and the minority interest held by common unitholders of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Stock-Based Option and Incentive Compensation Accounting

At March 31, 2006, the Company had one stock-based employee option and incentive compensation plan, which is described more fully in Note 6. Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. The adoption of this statement did not have a material effect on the Company’s income from operations, net income, cash flows from operations, cash flows from financing activities and basic and diluted earnings per share since the Company historically recorded compensation cost for nonvested restricted stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated.

On January 1, 2006, in connection with the adoption of SFAS 123(R) the Company recorded a $2.0 million change in accounting principle to net the deferred compensation line item within equity against additional paid in capital. Under SFAS 123(R), an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. Prior to the adoption of SFAS 123(R), and in accordance with the previous accounting guidance, the Company recorded the full fair value of all issued but nonvested equity instruments in additional paid in capital and recorded an offsetting deferred compensation balance on a separate line item within equity for the amount of compensation costs not yet recognized for these nonvested instruments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Dispositions

During the three months ended March 31, 2006, the Company sold the following property to an unaffiliated third party:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price(1)
					(in millions)
3735 Imperial Highway Stockton, CA	Industrial	March	1	164,540	$17.0

(1)	Amount was paid in cash.

The Company recorded a net gain of approximately $5.7 million in connection with the disposition. The net income and the net gain on disposition for this property has been included in discontinued operations for the three months ended March 31, 2006 and 2005 (see Note 10).

3.    Unsecured and Secured Debt

Unsecured Line of Credit

As of March 31, 2006, the Company had borrowings of $317.5 million outstanding under its revolving unsecured line of credit (the “Credit Facility”) and availability of approximately $107.5 million. As of March 31, 2006, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% depending upon the Company’s leverage ratio at the time of borrowing (5.85% at March 31, 2006), and was due to mature in October 2007 with an option to extend the maturity for one year. The fee for unused funds ranged from an annual rate of 0.20% to 0.30% depending on the Company’s leverage ratio.

On April 26, 2006, the Company modified its existing Credit Facility and increased the unsecured revolving line of credit to $550 million (“Modified Credit Facility”). The Modified Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing, and matures in April 2010 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Modified Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at March 31, 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense from continuing operations net of capitalized interest and loan fees for the three months ended March 31, 2006 and 2005. The interest and loan fees are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Gross interest expense	$14,032	$11,435
Less: capitalized interest and loan fees	(2,061)	(2,034)

Net interest expense	$11,971	$9,401

4.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at March 31, 2006:

Type of Instrument	Notional Amount	Index	Rate	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$25,000	LIBOR	2.98%	December 2006	$371
Interest rate swap	25,000	LIBOR	2.98%	December 2006	371

Total included in deferred financing costs					$742

5.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned a 91.1% and 88.6% general partnership interest in the Operating Partnership as of March 31, 2006 and 2005, respectively. The remaining 8.9% and 11.4% common limited partnership interest as of March 31, 2006 and 2005, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

During the three months ended March 31, 2006, 777,067 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

6.    Stockholders’ Equity and Employee Incentive Plans

Stock-Based Incentive Plan

The Company has established a stock option and incentive plan (the “Stock Plan”) for the purpose of attracting and retaining officers, key employees and non-employee board members, under which nonvested shares or stock options may be granted. The Stock Plan authorizes the grant of shares or share options up to

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3,000,000 shares of common stock of the Company. The Executive Compensation Committee, comprised of three Directors who are not officers of the Company, annually grant restricted shares of common stock (“nonvested shares”) under the Stock Plan to employees and non-employee board members under three different programs, which are described below. At March 31, 2006, there were 202,138 shares available to be granted under the Stock Plan. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or not and are not returnable to the Company if the underlying shares ultimately do not vest. The compensation cost that has been charged against income for all compensation programs under the Plan was $0.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. Compensation cost capitalized as part of real estate assets was $0.1 million for both the three months ended March 31, 2006 and 2005.

Executive Officer Stock Compensation Program

The Executive Compensation Committee determines compensation, including awards under the Stock Plan, for the Company’s executive officers. Each year, the Executive Compensation Committee approves a program for the Company’s executive officers for the potential issuance of nonvested shares of common stock and payment of cash as part of their annual and long-term incentive compensation. Historically, the number of shares that have been issued was generally contingent upon both the Company and the individual meeting certain performance and market conditions. The Company recognizes compensation cost for these awards over the requisite service period, which includes both the performance and service vesting periods and begins on the date the award is authorized by the Executive Compensation Committee using the accelerated expense attribution method. The share awards are generally granted in the first quarter after the end of the performance period, which is the same as the Company’s fiscal year. The share awards issued generally have a service vesting period equal to one or two years, depending on the type of award.

In January 2006, the Executive Compensation Committee granted 52,904 nonvested shares of common stock to the executive officers under this program for the 2005 performance period. The compensation expense for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $66.13 on the grant date of January 11, 2006. Of the shares granted, 11,343 vest at the end of a one year period and 41,561 vest in equal annual installments over a two-year period.

In April 2006, the Executive Compensation Committee approved an annual incentive award program for executive management that will allow for executive management to receive grants of nonvested shares of common stock as part of their annual incentive compensation, provided that certain specified corporate performance conditions are achieved for the fiscal year ending December 31, 2006.

Key Employee Stock Compensation Program

Each year, the Executive Compensation Committee grants nonvested stock awards to certain key employees as part of their long-term incentive compensation. The Company recognizes compensation cost for these awards over the service vesting periods, which represents the requisite service periods, using the straight-line attribution expense method. The individual share awards vest in equal annual installments over the respective service vesting periods, which generally range from two to five years.

In February 2006, the Executive Compensation Committee granted 32,429 nonvested shares of common stock to certain key employees under this program. The compensation expense for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $70.16 on the grant date of February 16, 2006. These shares vest in equal annual installments over a five-year period.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-employee Board Members

Each year, the Company’s Executive Compensation Committee grants nonvested shares of the Company’s common stock to non-employee board members as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation plan, as approved by the Board of Directors in May 2003. The Company recognizes compensation cost for these fixed awards over the service vesting period, which represents the requisite service periods, using the straight-line attribution expense method. The share awards vest in equal annual installments over the two-year service vesting period.

A summary of the status of the Company’s nonvested shares as of January 1, 2006 and changes during the three months ended March 31, 2006, is presented below. All nonvested shares are subject only to service vesting conditions:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	155,309	$39.18
Granted	85,333	$67.66
Vested	(91,982)	$38.59
Forfeited	—	—

Nonvested at March 31, 2006	148,660	$55.89

As of March 31, 2006, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended March 31, 2006 was $6.5 million, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

During the three months ended March 31, 2006, the Company accepted the return, at the then current per share quoted market price on the NYSE, of 40,875 shares of its common stock in accordance with the provisions of its incentive Stock Plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during the period.

Stock Options

The Company has not issued stock options since 2002 and all stock options were fully vested as of December 31, 2005. At March 31, 2006, an aggregate of 78,000 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $24.41. The outstanding options have a weighted average remaining contractual life of 3.3 years. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

The Company’s stock option activity for the three months ended March 31, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	78,000	$24.41
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2006	78,000	$24.41

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special Long-term Incentive Compensation Plan

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provided for cash compensation to be earned at December 31, 2005 if the Company attained certain performance measures based on annualized total stockholder returns on an absolute and relative basis over an approximate three-year measurement period. In January 2006, the Executive Compensation Committee approved the payment of a cash award of $71.7 million, representing the amount earned by the Company’s executive officers under the plan for the approximate three-year period ended December 31, 2005. The award was paid to the Company’s executive officers in January 2006 and was funded with borrowings under the Company’s Credit Facility. During the three months ended March 31, 2005, compensation expense related to the special compensation plan was approximately $1.7 million, which is included in general and administrative expenses.

New Automatic Shelf Registration Statement

In March 2006, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC, registering an unspecified amount of equity securities that it may sell in primary offerings.

7.    Commitments and Contingencies

Purchase Commitment—In December 2005, the Company entered into a contract to purchase a 25-acre land parcel in Carlsbad, California for $15.8 million and paid $500,000 of non-refundable deposits. The Company expects to complete the purchase during the second half of 2006.

Other Contingencies—In October 2005, one of the Company’s industrial properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write-off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million in reimbursement from the Company’s insurance carrier, and accrued an additional $0.2 million receivable from the insurance carrier since the Company expects to be fully reimbursed for this loss. The Company anticipates the total insurance proceeds will exceed the carrying value of the damaged components; therefore, the Company expects it could record a gain when the cash is received from the insurance carrier in accordance with Financial Accounting Standards Board Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets (“FIN 30”). As of March 31, 2006, the Company had not yet received any additional insurance proceeds.

8.    Other Property Income

In 2003, one of the Company’s tenants, Brobeck, Phelger & Harrison, LLP (“Brobeck”), defaulted on its lease and the Company exercised its right to terminate the lease as a result of such default. Following the lease termination, certain creditors of Brobeck filed an involuntary bankruptcy petition against Brobeck and the bankruptcy court entered an order for relief under chapter 7 of the Bankruptcy Code. The Company has filed a proof of claim against Brobeck’s bankruptcy estate for its lease termination/rejection damages and in February 2006, the Company received a distribution of approximately $0.8 million in connection with the claim. As a result of the payment received, the Company recorded a $0.7 million net lease termination fee which is reported in other property income.

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

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Office Properties:
Operating revenues(1)	$53,848	$50,664
Property and related expenses	14,670	14,058

Net operating income, as defined	39,178	36,606

Industrial Properties:
Operating revenues(1)	9,245	8,750
Property and related expenses	1,352	1,158

Net operating income, as defined	7,893	7,592

Total Reportable Segments:
Operating revenues(1)	63,093	59,414
Property and related expenses	16,022	15,216

Net operating income, as defined	47,071	44,198

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	47,071	44,198
Unallocated other income:
Total other income	370	599
Other unallocated expenses:
General and administrative expenses	4,934	6,024
Interest expense	11,971	9,401
Depreciation and amortization	17,630	16,581

Income from continuing operations before minority interests	12,906	12,791
Minority interests attributable to continuing operations	(2,254)	(2,465)
Income from discontinued operations	5,279	5,501

Net income	15,931	15,827
Preferred dividends	(2,402)	(2,402)

Net income available for common stockholders	$13,529	$13,425

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2006 and 2005, discontinued operations included the income and the net gain on sale of one industrial building sold during the three months ended March 31, 2006. For the three months ended March 31, 2005, discontinued operations also included the income of the three office buildings and three industrial buildings that were sold during 2005 and the net gain on sale of the three office buildings and one industrial building sold during the three months ended March 31, 2005. In connection with the disposition of the building sold in 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
REVENUES:
Rental income	$346	$1,230
Tenant reimbursements	40	178
Other property income		11

Total revenues	386	1,419

EXPENSES:
Property expenses	5	277
Real estate taxes	39	190
Provision for bad debts	3	(4)
Interest expense	90	59
Depreciation and amortization	77	433

Total expenses	214	955

Income from discontinued operations before minority interest	172	464
Net gain on dispositions of discontinued operations	5,655	5,779
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(548)	(742)

Total income from discontinued operations	$5,279	$5,501

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$10,652	$10,326
Preferred dividends	(2,402)	(2,402)

Income from continuing operations available for common stockholders	8,250	7,924
Discontinued operations	5,279	5,501

Net income available for common stockholders—numerator for basic and diluted earnings per share	$13,529	$13,425

Denominator:
Basic weighted average shares outstanding	29,440,090	28,554,806
Effect of dilutive securities—stock options and non-vested shares	167,576	164,905

Diluted weighted average shares and common share equivalents outstanding	29,607,666	28,719,711

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.28	$0.28
Discontinued operations	0.18	0.19

Net income available for common stockholders	$0.46	$0.47

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.28	$0.28
Discontinued operations	0.18	0.19

Net income available for common stockholders	$0.46	$0.47

At March 31, 2006 and 2005, Company employees and directors did not hold any options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Events

On April 18, 2006, aggregate dividends and distributions of $17.3 million were made to common stockholders and common unitholders of record on March 31, 2006.

In April 2006, an aggregate 266,817 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

As previously reported on Form 8-K with the SEC on April 20, 2006, the Executive Compensation Committee approved two 2006 annual incentive award programs for executive management that will allow for executive management to receive bonus compensation, including grants of nonvested shares of common stock, as part of their annual incentive compensation, provided that certain specified corporate performance conditions are achieved for the fiscal year ending December 31, 2006.

On April 26, 2006, the Company modified the existing Credit Facility that was scheduled to mature in October 2007 by increasing the unsecured revolving line of credit to $550 million and extending the maturity to April 2010 (see Note 3).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of recent natural disasters and increased worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust, or REIT. We own our interests in all of our properties through Kilroy Realty, L.P., or the Operating Partnership, and Kilroy Realty Finance Partnership, L.P., or the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 91.1% and 88.6% general partnership interest in the Operating Partnership as of March 31, 2006 and 2005, respectively.

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

Rental rates.    For leases that commenced during the three months ended March 31, 2006, the change in rental rate was an increase of 5.1% on a GAAP basis, and a decrease of 3.9% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that the average rental rates for our Properties are slightly below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased above or below the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 621,500 square feet of currently available space in our stabilized portfolio, leases representing approximately 7.5% and 14.7% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2006 and 2007, respectively. The leases scheduled to expire during the remainder of 2006 and the leases scheduled to expire in 2007 represent approximately 1.5 million square feet of office space, or 13.8%, of our total annualized base rent, and 1.1 million square feet of industrial space, or 3.7%, of our total annualized base rent, respectively. We believe that the average rental rates for leases scheduled to expire during the remainder of 2006 are approximately 5% below the current average quoted market rates. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our Properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in the first quarter of 2006, based on third-party reports of positive net absorption and decreased levels of direct vacancy. The overall Los Angeles stabilized office portfolio was 91% occupied at both March 31, 2006 and December 31, 2005. As of March 31, 2006, leases representing an aggregate of approximately 244,100 and 435,200 rentable square feet are scheduled to expire during the remainder of 2006 and 2007, respectively, in this region.

The El Segundo submarket continues to improve and our leasing efforts are showing steady progress. During the third quarter of 2005, one redevelopment project, which is located in a two-building office complex in El Segundo, was added to our stabilized office portfolio since one year had passed following substantial completion. This building, which encompasses approximately 241,600 rentable square feet, was 24% occupied as of March 31, 2006. As of the date of this report, we have executed leases or letters of intent for approximately 66% of the redeveloped space, an increase from December 31, 2005 when the project was 55% committed. The other building in the office complex, which encompasses approximately 127,900 rentable square feet, was approximately 94% committed as of the date of this report as compared to 90% leased at December 31, 2005. Management expects conditions in the El Segundo submarket to continue to improve given the strength in the neighboring submarkets.

San Diego County.    San Diego County remains one of the strongest submarkets in Southern California based on third-party reports of positive absorption, increased rental rates and growing tenant demand. We continue to expand our presence in this market by aggressively seeking and obtaining development and redevelopment opportunities in the region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Our San Diego stabilized office portfolio was 94% occupied at both March 31, 2006 and December 31, 2005. During the first quarter of 2006, we executed two new leases, encompassing an aggregate of approximately 196,400 rentable square feet. As a result, the percentage of square feet leased in this portfolio was 99% as of March 31, 2006. As of March 31, 2006, leases representing an aggregate of approximately 353,500 and 547,500 rentable square feet are scheduled to expire during the remainder of 2006 and 2007, respectively, in this region. Of the amount scheduled to expire in 2006, approximately 303,000 rentable square feet, or 86%, relates to the industrial property we acquired in September 2005 with the intent to redevelop the property. Of the amount scheduled to expire in 2007, approximately 93,000 has been re-leased to a new tenant. See additional information regarding this new lease under the caption “—Development and redevelopment programs.”

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by the city of San Diego’s current financial difficulties, General Plan and Land Use update and ongoing investigations with respect to the city’s finances, which affect San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material effects arising from this situation.

Orange County.    As of March 31, 2006, our Orange County stabilized industrial portfolio was 99% occupied with approximately 14,700 vacant rentable square feet as compared to 99% occupied with approximately 34,300 vacant rentable square feet as of December 31, 2005. As of March 31, 2006, leases representing an aggregate of approximately 224,400 and 594,900 rentable square feet were scheduled to expire during the remainder of 2006 and 2007, respectively, in this region.

Sublease space.    Of our leased space at March 31, 2006, approximately 643,600 rentable square feet, or 5.2%, of the square footage in our stabilized portfolio, was available for sublease, as compared to 683,800 rentable square feet, or 5.5% at December 31, 2005. Of the 5.2% of available sublease space in our stabilized portfolio at March 31, 2006, approximately 3.3% was vacant space and the remaining 1.9% was still occupied by the tenant. Approximately 55% and 45% of the available sublease space as of March 31, 2006 is located in the San Diego and Orange County submarkets, respectively. Of the approximately 643,600 rentable square feet available for sublease at March 31, 2006, none is scheduled to expire during the remainder of 2006 and approximately 48,000 rentable square feet, representing one lease, is scheduled to expire during 2007.

Negative trends or other events that impair our ability to renew or release space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of March 31, 2006, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 777,000 rentable square feet of office space under five separate leases, representing 4.8% of our total annual base rental revenues at March 31, 2006. In December 2005, Boeing exercised an early termination option at a building located in El Segundo, California, encompassing approximately 101,000 rentable square feet, which is now scheduled to expire in April 2006. We are currently evaluating a substantial renovation of the property given that Boeing and its predecessor have occupied the space for over 20 years. Boeing has another lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, scheduled to expire in July 2007. Under the terms of the lease, Boeing has the option to extend the lease for an additional three years by giving us written notice by April 30, 2006. The remaining three leases for approximately 211,000, 113,000 and 66,000 rentable square feet are scheduled to expire on December 31, 2007, March 31, 2009, and October 31, 2010, respectively.

Intuit, Inc.    As of March 31, 2006, Intuit, Inc. (“Intuit”), our fourth largest office tenant, leased an aggregate of approximately 307,000 rentable square feet of office space under five separate leases, representing approximately 2.7% of total annual base rental revenues. During the year ended December 31, 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 466,000 rentable square feet of additional space, comprising the entirety of a four building office complex that we are developing in the Route 56 Corridor submarket in San Diego County for Intuit. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Upon commencement of the term of the new San Diego lease, anticipated to occur in late 2007, Intuit is projected to become our largest tenant based on its percentage of total annual base rental revenues.

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,000 rentable square feet, of which approximately 141,000 rentable square feet is scheduled to expire in August 2007 and the remaining approximately 71,000 rentable square feet is scheduled to expire in August 2009. Intuit also has three leases in Calabasas which encompass an aggregate of approximately 92,000 rentable square feet. All three of these leases are scheduled to expire in July 2014. The last lease with Intuit is located in Long Beach, encompasses 3,000 rentable square feet, and is scheduled to expire in December 2006.

Development and redevelopment programs.    We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We have continued to aggressively seek and obtain development opportunities throughout Southern California and specifically in our core markets, such as the San Diego County region, as it remains one of the strongest markets in Southern California. We have made significant progress in expanding our development program through new lease transactions and targeted acquisitions.

In April 2006, we executed a lease agreement with Cardinal Health, Inc. for two buildings, encompassing an aggregate of approximately 411,000 rentable square feet of space in the Sorrento Mesa submarket of San Diego County. The lease includes one building, encompassing approximately 318,000 square feet that we have committed to develop and one existing building encompassing approximately 93,000 rentable square feet located adjacent to the development site. The existing building is currently occupied by another tenant, however the lease is scheduled to expire in early 2007. We expect to complete development of the new building in the third quarter of 2007, at which time the new lease is expected to commence. The development project has a total estimated investment of approximately $78 million. Upon commencement of this new lease, Cardinal Health, Inc. is expected to become one of our most significant tenants based on its percentage of annual base rental revenues.

As of March 31, 2006, we had two projects under construction, which when complete are expected to encompass approximately 542,600 rentable square feet. One of the projects is a four-building office complex in the Route 56 Corridor submarket of San Diego County, which has been pre-leased to Intuit. We began construction on two of the four buildings in the fourth quarter of 2005 and construction on the remaining two buildings commenced in the first quarter of 2006. The project, which will encompass an aggregate of approximately 466,000 rentable square feet, is expected to be completed in the third and fourth quarters of 2007. The project has a total estimated investment of approximately $146 million. The other project under construction consists of the final phase of a three-building corporate headquarters in our Innovation Corporate Center, located in the I-15 Corridor submarket of San Diego County, which has also been pre-leased to a single tenant. Two of the buildings, encompassing an aggregate of approximately 103,000 rentable square feet, were completed in the fourth quarter of 2005 and added to the stabilized portfolio. We expect to complete the third building in the fourth quarter of 2006. The total estimated investment for the three buildings is approximately $44 million. See additional information regarding our active development portfolio under the caption “—Development” below.

In December 2005, we entered into a contract to purchase a 25-acre land parcel in the northern San Diego County submarket of Carlsbad, California for $15.8 million. Upon successful completion of the transaction, expected to occur in the second half of 2006, the Company plans to develop between 250,000 and 350,000 rentable square feet of office space on the site. The total estimated investment for this project is approximately $75 million to $105 million.

Our development pipeline also includes an additional 58.6 acres of undeveloped land. Combined with the potential Carlsbad acquisition, we believe we will have the potential to develop over 1.5 million rentable square feet of office space, which we expect to develop over the next three to five years. All of our undeveloped land is located in the coastal submarkets of northern San Diego County.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where no land available for development exists. We had no redevelopment properties under construction as of March 31, 2006.

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

Rising Construction Costs.    As a result of the effects of recent natural disasters and increased worldwide demand, the availability of construction materials and skilled labor has become more limited and the cost of such materials and labor has increased significantly. A continued increase in the cost of construction materials, driven primarily by the volatility of the prices of underlying raw materials such as oil, cement and steel, and labor costs could adversely affect our expenditures for development and redevelopment costs and, consequently, our results of operations.

Incentive Compensation.    Our Executive Compensation Committee, comprised of three independent Directors, determines compensation, including equity and cash incentive programs, for the Company’s executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by the Company’s executive officers based on the achievement of certain performance measures, including financial, operating and development targets. As previously reported on Form 8-K filed with the SEC on April 20, 2006, our Executive Compensation Committee recently approved two 2006 annual incentive award programs for executive management that will allow for executive management to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2006. In addition, our Executive Compensation Committee is presently considering a new long-term incentive compensation program for our executive officers. Depending on the nature of the programs put in place by the Executive Compensation Committee, accrued incentive compensation may be affected by the performance of our common stock and market conditions and, consequently, we cannot predict the amounts that will be recorded in future periods related to such programs.

Stock-Based Compensation.    At March 31, 2006, we had one stock-based employee option and incentive compensation plan (see Note 6 to our consolidated financial statements for a description of the plan). Historically, the Executive Compensation Committee has made annual grants of nonvested restricted stock to employees and non-employee board members under this plan. No options have been granted since 2002. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. The adoption of this statement did not have a material effect on our income from operations, net income, cash flows from operations, cash flows from financing activities or basic and diluted earnings per share since we historically recorded compensation cost for nonvested restricted stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated. As of March 31, 2006, there were $5.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Results of Operations

As of March 31, 2006, our stabilized portfolio was comprised of 86 office properties, or the Office Properties, encompassing an aggregate of approximately 7.9 million rentable square feet, and 46 industrial properties, or the Industrial Properties, and together with the Office Properties, the Properties, encompassing an aggregate of approximately 4.4 million rentable square feet. Our stabilized portfolio of operating properties consists of all our Properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion, or the lease-up properties, and projects currently under construction.

As of March 31, 2006, the Office Properties and Industrial Properties represented approximately 85% and 15%, respectively, of our annualized base rent. For the three months ended March 31, 2006, average occupancy in our stabilized portfolio was 94.9% compared to 94.3% for the three months ended March 31, 2005. As of March 31, 2006, we had approximately 621,500 square feet of vacant space in our stabilized portfolio, compared to 705,500 square feet as of March 31, 2005.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2005 to March 31, 2006. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.4 million rentable square feet, or 2.8%, to 12.4 million rentable square feet at March 31, 2006, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at March 31, 2005	82	7,567,388	48	4,471,728	130	12,039,116
Acquisitions	1	45,900	1	303,000	2	348,900
Properties added from the Development and Redevelopment Portfolio	3	344,875			3	344,875
Dispositions(1)			(3)	(354,930)	(3)	(354,930)
Remeasurement		(10,011)		3,155		(6,856)

Total at March 31, 2006	86	7,948,152	46	4,422,953	132	12,371,105

(1)	In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less property and related expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 9 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Comparison of the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2006	2005
	(in thousands)
Net Operating Income, as defined:
Office Properties	$39,178	$36,606	$2,572	7.0%
Industrial Properties	7,893	7,592	301	4.0

Total portfolio	47,071	44,198	2,873	6.5

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	47,071	44,198	2,873	6.5
Other expenses:
General and administrative expenses	4,934	6,024	(1,090)	(18.1)
Interest expense	11,971	9,401	2,570	27.3
Depreciation and amortization	17,630	16,581	1,049	6.3
Total other income	370	599	(229)	(38.2)

Income from continuing operations before minority interests	12,906	12,791	115	0.9
Minority interests attributable to continuing operations	(2,254)	(2,465)	211	8.6
Income from discontinued operations	5,279	5,501	(222)	(4.0)

Net income	15,931	15,827	104	0.7
Preferred dividends	(2,402)	(2,402)		0.0

Net income available for common stockholders	$13,529	$13,425	$104	0.8%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$48,430	$45,821	$2,609	5.7%	$47,120	$45,586	$1,534	3.4%
Tenant reimbursements	4,496	4,695	(199)	(4.2)	4,328	4,693	(365)	(7.8)
Other property income	922	148	774	523.0	922	145	777	535.9

Total	53,848	50,664	3,184	6.3	52,370	50,424	1,946	3.9

Property and related expenses:
Property expenses	9,664	8,879	785	8.8	9,219	8,794	425	4.8
Real estate taxes	4,016	3,701	315	8.5	3,780	3,653	127	3.5
Provision for bad debts	471	1,073	(602)	(56.1)	460	1,052	(592)	(56.3)
Ground leases	519	405	114	28.1	519	405	114	28.1

Total	14,670	14,058	612	4.4	13,978	13,904	74	0.5

Net Operating Income	$39,178	$36,606	$2,572	7.0%	$38,392	$36,520	$1,872	5.1%

(1)	Office properties owned and stabilized at January 1, 2005 and still owned and stabilized at March 31, 2006.

Total revenues from Office Properties increased $3.1 million, or 6.3%, to $53.8 million for the three months ended March 31, 2006 compared to $50.7 million for the three months ended March 31, 2005. Rental income from Office Properties increased $2.6 million, or 5.7%, to $48.4 million for the three months ended March 31, 2006 compared to $45.8 million for the three months ended March 31, 2005. Rental income generated by the Core Office Portfolio increased $1.5 million, or 3.4%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is primarily due to an increase in occupancy at our Los Angeles office properties and an increase in rental rates at our San Diego office properties. The remaining $1.1 million increase in total office portfolio rental income was attributable to a $0.7 million increase in rental income generated by the two office redevelopment properties that were completed in 2004 and added to the stabilized portfolio in 2005, or the Office Redevelopment Properties, a $0.3 million increase in rental income generated by the office building acquired in the second quarter of 2005, or the Office Acquisition Property, and a $0.1 million increase in rental income generated by the two office development properties that were added to the stabilized portfolio in the fourth quarter of 2005, or the Office Development Properties.

Tenant reimbursements from Office Properties decreased $0.2 million, or 4.2%, to $4.5 million for the three months ended March 31, 2006 compared to $4.7 million for the three months ended March 31, 2005. Tenant reimbursements generated by the Core Office Portfolio decreased $0.4 million, or 7.8%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease is primarily attributable to lower reimbursable expenses at properties where we have a high rate of reimbursement from tenants partially offset by higher reimbursable expenses throughout the remainder of the Core Office Portfolio.

Other property income from Office Properties increased $0.8 million to $0.9 million for the three months ended March 31, 2006 compared to $0.1 million for the three months ended March 31, 2005. Other property income for the three months ended March 31, 2006 included a $0.7 million lease termination fee from a former tenant in one of our San Diego properties (see Note 8 to our consolidated financial statements for additional information). Other property income for the three months ended March 31, 2005 consisted primarily of lease termination fees and other miscellaneous income.

Total expenses from Office Properties increased $0.6 million, or 4.4%, to $14.7 million for the three months ended March 31, 2006 compared to $14.1 million for the three months ended March 31, 2005. Property expenses from Office Properties increased $0.8 million, or 8.8%, to $9.7 million for the three months ended March 31, 2006 compared to $8.9 million for the three months ended March 31, 2005. An increase of $0.4 million, or 4.8%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in third-party janitorial contract services due to renegotiated employment contracts with their employees and an increase in other property management expenses. Of the remaining increase of $0.4 million in total office portfolio property expenses, $0.3 million was attributable to the Office Redevelopment Properties and $0.1 million was attributable to the Office Acquisition Property.

Real estate taxes from Office Properties increased $0.3 million, or 8.5%, for the three months ended March 31, 2006 as compared to the same period in 2005. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 3.5%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The remaining increase of $0.2 million in real estate taxes was attributable to the Office Redevelopment Properties and the Office Development Properties.

The provision for bad debts from Office Properties decreased $0.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease is primarily due to a general improvement in our accounts receivable aging. We evaluate our reserve levels on a quarterly basis.

Ground lease expense for Office Properties increased $0.1 million, or 28.1%, to $0.5 million for the three months ended March 31, 2006 compared to $0.4 million for the three months ended March 31, 2005. This increase is primarily attributable to a scheduled fair market increase in ground rent expense at one of our properties, which was effective January 1, 2006.

Net Operating Income from Office Properties increased $2.6 million, or 7.0%, to $39.2 million for the three months ended March 31, 2006, compared to $36.6 million for the three months ended March 31, 2005. Of this increase, $1.9 million was generated by the Core Office Portfolio primarily due to an increase in operating revenues. An increase of $0.7 million was generated by the Office Development Properties and a $0.2 million increase generated by the Office Acquisition Property was offset by a decrease of $0.2 million generated by the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$8,143	$7,688	$455	5.9%	$7,783	$7,688	$95	1.2%
Tenant reimbursements	1,087	990	97	9.8	914	990	(76)	(7.7)
Other property income	15	72	(57)	(79.2)	15	72	(57)	(79.2)

Total	9,245	8,750	495	5.7	8,712	8,750	(38)	(0.4)

Property and related expenses:
Property expenses	512	454	58	12.8	494	454	40	8.8
Real estate taxes	786	644	142	22.0	701	644	57	8.9
Provision for bad debts	54	60	(6)	(10.0)	54	60	(6)	(10.0)

Total	1,352	1,158	194	16.8	1,249	1,158	91	7.9

Net Operating Income	$7,893	$7,592	$301	4.0%	$7,463	$7,592	$(129)	(1.7)%

(1)	Industrial properties owned and stabilized at January 1, 2005 and still owned and stabilized at March 31, 2006.

Total revenues from Industrial Properties increased $0.5 million, or 5.7%, to $9.2 million for the three months ended March 31, 2006 compared to $8.7 million for the three months ended March 31, 2005. Rental income from Industrial Properties increased $0.4 million, or 5.9%, to $8.1 million for the three months ended March 31, 2006 compared to $7.7 million for the three months ended March 31, 2005. Rental income generated by the Core Industrial Portfolio increased $0.1 million, or 1.2%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase was primarily due to an increase in occupancy. Average occupancy in the Core Industrial Portfolio increased 0.5% to 99.2% for the three months ended March 31, 2006 as compared to 98.7% for the three months ended March 31, 2005. The remaining $0.3 million increase from Industrial Properties was attributable to rental income generated by one industrial building acquired during the third quarter of 2005, or the Industrial Acquisition Property.

Tenant reimbursements from Industrial Properties increased $0.1 million, or 9.8%, to $1.1 million for the three months ended March 31, 2006 compared to $1.0 million for the three months ended March 31, 2005. This increase is primarily attributable to an increase of $0.2 million generated by the Industrial Acquisition Property, offset by a decrease of $0.1 million generated by the Core Industrial Portfolio. Other property income from Industrial Properties decreased $0.1 million for the three months ended March 31, 2006 compared to the same period in 2005. Other property income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.2 million, or 16.8%, to $1.4 million for the three months ended March 31, 2006 compared to $1.2 million for the three months ended March 31, 2005. Property expenses from Industrial Properties remained consistent at approximately $0.5 million during the three months ended March 31, 2006 compared to the same period in 2005. Real estate taxes increased $0.1 million, or 22.0%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is primarily attributable to the Industrial Acquisition Property. The provision for bad debts remained consistent at approximately $0.1 million for the three months ended March 31, 2006 compared to the same period in 2005. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties increased $0.3 million, or 4.0%, to $7.9 million for the three months ended March 31, 2006 compared to $7.6 million for the three months ended March 31, 2005. This increase is due to the Industrial Acquisition Property.

Non-Property Related Income and Expenses

General and administrative expenses decreased $1.1 million or 18.1% to $4.9 million for the three months ended March 31, 2006, compared to $6.0 million for the three months ended March 31, 2005. The decrease is primarily due to a $1.4 million decrease in accrued incentive compensation that was driven by a special long-term compensation plan for our executive officers that ended on December 31, 2005. See additional information regarding long-term incentive compensation under the caption “—Factors That May Influence Future Results of Operations—Incentive Compensation” above. This decrease was partially offset by an increase in other compensation and related expenses.

Net interest expense increased $2.6 million, or 27.3%, to $12.0 million for the three months ended March 31, 2006 compared to $9.4 million for the three months ended March 31, 2005. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $2.6 million, or 22.7%, to $14.0 million for the three months ended March 31, 2006 from $11.4 million for the three months ended March 31, 2005. This increase is mainly attributable to an increase in the average debt balance and also due to an increase in the weighted-average interest rate during the three months ended March 31, 2006 as compared to the same period in 2005. Total capitalized interest and loan fees were $2.1 million for the three months ended March 31, 2006 compared to $2.0 million for the three months ended March 31, 2005.

Depreciation and amortization expense increased $1.0 million, or 6.3%, to $17.6 million for the three months ended March 31, 2006 compared to $16.6 million for the three months ended March 31, 2005. The increase was mainly attributable to depreciation and amortization generated by the Office Development Properties, the Office Redevelopment Properties and the Industrial Acquisition Property. These properties were added to the stabilized portfolio in 2005.

Total other income decreased approximately $0.2 million, or 38.2%, to $0.4 million for the three months ended March 31, 2006 compared to $0.6 million for the three months ended March 31, 2005. The decrease in other income was primarily due to a $0.4 million decrease related to our derivative instruments, which consisted of a $0.7 million decrease in the fair value of the instruments offset by a $0.3 million increase in net settlement payments received from the counterparty. The decrease was also offset by a $0.2 million increase in interest income from our outstanding note receivable, which we issued in July 2005 in connection with a disposition.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at March 31, 2006:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles	26	3,061,167	90.7%
Orange County	6	304,961	85.1
San Diego	46	3,703,064	94.2
Other	8	878,960	92.9

	86	7,948,152	92.4

Industrial Properties:
Los Angeles	2	198,415	100.0
Orange County	43	3,921,538	99.6
San Diego	1	303,000	100.0

	46	4,422,953	99.7

Total portfolio	132	12,371,105	95.0%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Total Square Footage of Expiring Leases	Percentage of Total Leased Square Feet Represented by Expiring Leases(2)	Annual Base Rent Under Expiring Leases (in 000’s)(3)
Office Properties:
Remaining 2006(4)	41	353,095	4.9%	$7,966
2007	66	1,123,384	15.5	21,832
2008	55	777,601	10.7	14,194
2009	74	1,314,903	18.1	29,579
2010	61	809,289	11.2	22,085
2011	33	470,390	6.5	8,599

Total Office	330	4,848,662	66.9	104,255

Industrial Properties:
Remaining 2006(4)	8	527,389	12.0	3,771
2007	15	594,909	13.5	4,306
2008	12	921,607	20.9	6,525
2009	14	769,307	17.5	4,893
2010	7	418,941	9.5	3,944
2011	6	321,097	7.3	2,415

Total Industrial	62	3,553,250	80.7	25,854

Total	392	8,401,912	72.0%	$130,109

(1)	Includes tenants only. Some tenants have multiple leases. Excludes leases for amenity, retail, parking and month-to-month tenants.
(2)	Based on total leased square footage for the respective portfolios as of March 31, 2006.
(3)	Determined based on aggregate contractual base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before March 31, 2006.
(4)	Represents leases expiring in 2006 that have not been renewed as of March 31, 2006.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(1)	Renewal
For the Three months ended March 31, 2006:
Office Properties	12	11	47,024	59,603	1.8%	(8.0)%	53.6%	69
Industrial Properties	3	4	39,285	350,796	8.5	0.3%	94.7%	70

Total portfolio	15	15	86,309	410,399	5.1%	(3.9)%	84.7%	69

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development

The following table sets forth certain information regarding our in-process office development projects as of March 31, 2006. See further discussion regarding our projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of March 31, 2006(3)	Percent Leased as of March 31, 2006
				($ in millions)
Projects Under Construction
ICC–15333 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2006	4th Qtr 2006	77,015	$20.4	$10.1	100%
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	3rd Qtr 2007 – 4th Qtr 2007	3rd Qtr 2007 – 4th Qtr 2007	465,600	146.3	47.0	100%
Committed Projects
Pacific Corporate Center Sorrento Mesa San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	318,000	78.4	17.1	100%

Total In-Process and Committed Projects:			860,615	$245.1	$74.2	100%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2006.
(3)	Represents cash paid and costs incurred as of March 31, 2006.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $425 million unsecured revolving line of credit, proceeds received from our disposition program, construction loans and the public or private issuance of debt or equity securities. As of March 31, 2006, our total debt as a percentage of total market capitalization was 25.4%, and our total debt plus preferred equity as a percentage of total market capitalization was 31.0%.

As of March 31, 2006, we had borrowings of $317.5 million outstanding under our Credit Facility and availability of $107.5 million. As of March 31, 2006, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (5.85% at March 31, 2006), depending upon our leverage ratio at the time of borrowing, and was due to mature in October 2007 with the option to extend the maturity for one year. The fee for unused funds ranged from an annual rate of 0.20% to 0.30% depending on our leverage ratio.

On April 26, 2006, we modified our existing Credit Facility and increased the unsecured revolving line of credit to $550 million. The Modified Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing, and matures in April 2010 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio. We expect to use the Modified Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In March 2006, we filed an automatically effective shelf registration statement on Form S-3 with the SEC registering an unspecified amount of equity securities that we may sell in primary offerings.

Factors That May Influence Future Sources of Capital and Liquidity

In January 2006, we paid $71.7 million to our executive officers, which represented the total amount earned under the special long-term compensation program as of December 31, 2005 (see Note 6 to our consolidated financial statements for further information about the program). The payment was funded with borrowings under our Credit Facility.

Our Credit Facility, unsecured senior notes, and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum total debt to total assets ratio, a maximum total secured debt to total assets ratio, minimum debt service coverage and fixed charge coverage ratios, a minimum consolidated tangible net worth and a limit of development activities as compared to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at March 31, 2006.

The composition of our aggregate debt balances at March 31, 2006 and December 31, 2005 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Secured vs. unsecured:
Secured	50.4%	56.2%	5.9%	5.9%
Unsecured	49.6	43.8	5.7	5.5
Fixed-rate vs. variable rate:
Fixed rate(1)(2)	64.1	71.3	5.8	5.8
Variable rate	35.9%	28.7%	5.8	5.4
Total debt			5.8	5.7
Total debt including loan fees			6.0%	6.0%

(1)	Although our derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), they are intended to manage our exposure to interest rate risk. We do not enter into derivative instruments for speculative purposes. Since we believe the derivative instruments are highly effective in offsetting the variable rate cash flows of our debt from an economic perspective, the effect of these derivative instruments is taken into account in evaluating the overall composition of the fixed versus floating nature of our debt instruments on the table above.

(2)	At March 31, 2006 and December 31, 2005, we had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of our variable rate debt at 2.98%.

Following is our total market capitalization as of March 31, 2006:

	Shares/Units at March 31, 2006	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(000’s)
Debt:
Secured debt		$468,078	12.8%
Unsecured senior notes		144,000	3.9
Unsecured line of credit		317,500	8.7

Total debt		$929,578	25.4

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	$75,000	2.1
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.1
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	2.4
Common Units Outstanding(3)	2,892,448	223,471	6.1
Common Shares Outstanding(3)	29,792,228	2,301,748	62.9

Total equity		$2,726,719	74.6

Total Market Capitalization		$3,656,297	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on the closing price per share of our common stock of $77.26 at March 31, 2006.

Contractual Obligations

During the quarter ended March 31, 2006, there were no material changes outside the ordinary course of our business in our contractual obligations as described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

In April 2006, we executed a lease agreement with a new tenant under which we committed to develop a new building. See additional information regarding this lease and development project under the captions “—Factors that May Influence Future Results of Operations-Development and redevelopment programs” and “—Development” in this report. This contract increased our development commitments by $20 million and $38 million for 2006 and 2007, respectively. These additional amounts represent the remaining estimated total investment for this new committed project, excluding capitalized interest. The timing of these expenditures may fluctuate in any given period subject to the progress of the construction.

Capital Commitments

As of March 31, 2006, we had two development projects that were under construction. These projects have a total estimated investment of approximately $167 million, including capitalized interest. We have incurred aggregate costs of approximately $57 million on these projects as of March 31, 2006, and currently project we could spend approximately $67 million of the remaining $110 million of presently budgeted development costs during the remainder of 2006. In addition, in April 2006, we signed a lease with a new tenant under which we committed to develop a new building at a total estimated investment of $78 million, including capitalized interest. A total of $17 million has been spent to date on this project and as noted above under “—Contractual

Obligations” we currently project we could spend $20 million on this project during the remainder of 2006. During 2005, we added one redevelopment property to our stabilized portfolio of operating properties, which has not reached stabilized occupancy. Depending on leasing activity, we are currently projecting to spend approximately $7 million for this project during the remainder of 2006, of which approximately $0.3 million represents commitments for leasing costs and tenant improvements under executed leases. We also estimate we could spend an additional $43 million on other development projects during the remainder of 2006, depending upon market conditions. See additional information regarding our in-process development portfolio under the caption “—Development” and sources of capital under the caption “—Liquidity and Capital Resources—Current Sources of Capital and Liquidity” above.

As of March 31, 2006, we had executed leases that committed us to approximately $23 million in unpaid leasing costs and tenant improvements and we had contracts outstanding for approximately $1 million in capital improvements at March 31, 2006. During the remainder of 2006, we plan to spend approximately $13 million to $15 million in capital improvements, tenant improvements, and leasing costs for properties within the Company’s stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Commitments

In December 2005, we entered into a contract to purchase a 25-acre land parcel in Carlsbad, California for $15.8 million and paid $500,000 of non-refundable deposits. We expect to complete this purchase transaction in the second half of 2006.

Off-Balance Sheet Arrangements

As of March 31, 2006 and the date of this report, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash used by operating activities fluctuated by $68.5 million, or 286.4%, to $44.6 million cash used in operating activities for the three months ended March 31, 2006 compared to $23.9 million cash provided by operating activities for the three months ended March 31, 2005. The increase is primarily attributable to a $71.7 million cash payment made to our executive officers in January 2006, which represented the total amount earned under a special long-term compensation plan (see Note 6 to our consolidated financial statements for further information about the program). The increase in operating cash expenditures was also due to a $2.6 million increase in cash paid for interest. The increase in cash expenditures for operating activities was partially offset by an increase in cash received from tenants attributable to an incremental improvement in occupancy and rental rates and the timing of rents received in advance during the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

Net cash used in investing activities fluctuated by $32.9 million, or 156.3%, to $11.8 million cash used in investing activities for the three months ended March 31, 2006 compared to $21.1 million cash provided by investing activities for the three months ended March 31, 2005. The increase was primarily attributable to an increase in expenditures for development projects and lower net proceeds from the disposition of operating properties for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Net cash provided in financing activities fluctuated $102.7 million, or 264.9%, to $63.9 million cash provided by financing activities for the three months ended March 31, 2006 compared to $38.8 million cash used in financing activities for the three months ended March 31, 2005. The increase is primarily attributable to an increase in borrowings on the Credit Facility during the three months ended March 31, 2006 as compared to the same period in 2005.

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

The following table presents our Funds from Operations, for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net income available for common stockholders	$13,529	$13,425
Adjustments:
Minority interest in earnings of Operating Partnership	1,405	1,810
Depreciation and amortization of real estate assets	17,508	16,794
Net gain on dispositions of operating properties	(5,655)	(5,779)

Funds From Operations(1)	$26,787	$26,250

(1)	Reported amounts are attributable to common stockholders of Kilroy Realty Corporation and common unitholders of the Operating Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivative instruments. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. Although our derivative instruments are not designated as hedges under SFAS 133, they are intended to manage our exposure to interest rate risk. We believe the derivative instruments are highly effective in offsetting the variable rate cash flows of our debt from an economic perspective. We do not enter into derivative instruments for speculative purposes.

Information about our changes in interest rate risk exposures from December 31, 2005 to March 31, 2006 is incorporated herein by reference from “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial and derivative instruments at March 31, 2006 and December 31, 2005. All of our interest rate sensitive financial and derivative instruments are held for purposes other than trading. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on our variable-rate debt ranged from LIBOR plus 0.90% to LIBOR plus 1.10% at March 31, 2006 and December 31, 2005. For the interest rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at March 31, 2006 and December 31, 2005. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2005.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						March 31, 2006		December 31, 2005
	Remaining 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate		$317.5					$317.5	$317.5	$225.0	$225.0
Variable-rate index		LIBOR					LIBOR		LIBOR
Fixed-rate					$61.0	$83.0	$144.0	$147.3	$144.0	$150.7
Average interest rate					5.72%	6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5	$31.0			$66.5	$66.5	$66.5	$66.5
Variable-rate index			LIBOR	LIBOR			LIBOR		LIBOR
Fixed-rate	$7.7	$31.7	$81.8	$81.3	$6.2	$192.9	$401.6	$406.8	$406.8	$417.7
Average interest rate	6.48%	6.60%	4.11%	7.15%	6.57%	6.06%	5.94%		5.96%
Interest-Rate Derivative Instruments:
Interest-rate swap agreements:
Notional amount	$50.0						$50.0	$0.7	$50.0	$0.8
Fixed-pay interest rate	2.98%						2.98%		2.98%
Floating receive rate index	LIBOR

ITEM 4.    CONTROLS AND PROCEDURES

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

As of March 31, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business, we are not a party to, and our properties are not subject to, any legal proceedings which, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS—None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.    OTHER INFORMATION

On April 26, 2006, we modified our existing Credit Facility and increased the unsecured revolving line of credit to $550 million (“Modified Credit Facility”). The Modified Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing, and matures in April 2010 with an option to extend the maturity for one year. The fee for unused funds ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio. We expect to use the Modified Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1*	Amendment No. 2 to Fourth Amended and Restated Revolving Credit Agreement, effective as of April 26, 2006.

31(i).1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(i).2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2006.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)