Form 10-Q
period 2006-06-30
KILROY REALTY CORP
filed 2006-07-27
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-12675

KILROY REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4598246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12200 W. Olympic Boulevard, Suite 200, Los Angeles, California	90064
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of July 24, 2006, 32,388,881 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$320,778	$321,988
Buildings and improvements	1,481,215	1,494,958
Undeveloped land and construction in progress	189,558	137,025

Total real estate held for investment	1,991,551	1,953,971
Accumulated depreciation and amortization	(425,708)	(416,597)

Total real estate assets, net	1,565,843	1,537,374

CASH AND CASH EQUIVALENTS	8,583	3,881
RESTRICTED CASH	614	703
CURRENT RECEIVABLES, NET	3,951	5,759
DEFERRED RENT RECEIVABLES, NET	58,579	55,048
NOTE RECEIVABLE	11,155	11,213
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	49,108	50,074
DEFERRED FINANCING COSTS, NET (Note 4)	6,396	5,256
PREPAID EXPENSES AND OTHER ASSETS	9,533	5,166

TOTAL ASSETS	$1,713,762	$1,674,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$465,562	$473,282
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 3)	202,000	225,000
Accounts payable, accrued expenses and other liabilities	60,203	134,558
Accrued distributions (Note 12)	19,610	17,856
Rents received in advance, tenant security deposits and deferred revenue	43,297	36,410

Total liabilities	934,672	1,031,106

COMMITMENTS AND CONTINGENCIES (Note 7)

MINORITY INTERESTS (Note 5):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	44,199	50,462

Total minority interests	117,837	124,100

STOCKHOLDERS’ EQUITY (Note 6):
Preferred Stock, $.01 par value, 22,140,000 shares authorized, none issued and outstanding,
7.45% Series A Cumulative Redeemable Preferred Stock, $0.1 par value, 1,500,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,091,779 and 28,970,703 shares issued and outstanding, respectively	321	289
Additional paid-in capital	664,860	523,609
Deferred compensation (Note 1)		(1,998)
Distributions in excess of earnings	(125,510)	(124,214)

Total stockholders’ equity	661,253	519,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,713,762	$1,674,474

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$57,133	$53,700	$113,706	$107,212
Tenant reimbursements	6,356	6,095	11,939	11,781
Other property income (Note 8)	9,961	403	10,898	623

Total revenues	73,450	60,198	136,543	119,616

EXPENSES:
Property expenses	10,913	9,996	21,089	19,329
Real estate taxes	4,766	4,410	9,569	8,755
Provision for bad debts	56	272	581	1,408
Ground leases	474	443	993	848
General and administrative expenses	4,714	16,790	9,649	22,814
Interest expense	11,208	9,563	23,179	18,964
Depreciation and amortization	18,294	16,669	35,924	33,249

Total expenses	50,425	58,143	100,984	105,367

OTHER INCOME AND EXPENSE:
Interest and other income	231	54	483	111
Net settlement receipts (payments) on interest rate swaps	254	62	448	(40)
(Loss) gain on derivative instruments	(179)	(280)	(255)	364

Total other income (expense)	306	(164)	676	435

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	23,331	1,891	36,235	14,684

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(1,397)	(2,794)	(2,794)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(1,557)	245	(2,414)	(825)

Total minority interests	(2,954)	(1,152)	(5,208)	(3,619)

INCOME FROM CONTINUING OPERATIONS	20,377	739	31,027	11,065
DISCONTINUED OPERATIONS (Note 10):
Revenues from discontinued operations		358	386	1,775
Expenses from discontinued operations		(344)	(214)	(1,298)
Net gain on dispositions of discontinued operations			5,655	5,779
Minority interest in loss (earnings) of Operating Partnership attributable to discontinued operations		13	(548)	(729)

Total income from discontinued operations		27	5,279	5,527

NET INCOME	20,377	766	36,306	16,592
PREFERRED DIVIDENDS	(2,402)	(2,402)	(4,804)	(4,804)

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$17,975	$(1,636)	$31,502	$11,788

Income (loss) from continuing operations per common share—basic (Note 11)	$0.58	$(0.05)	$0.87	$0.22

Income (loss) from continuing operations per common share—diluted (Note 11)	$0.58	$(0.05)	$0.86	$0.22

Net income (loss) per common share—basic (Note 11)	$0.58	$(0.05)	$1.04	$0.41

Net income (loss) per common share—diluted (Note 11)	$0.58	$(0.05)	$1.04	$0.41

Weighted average shares outstanding—basic (Note 11)	31,048,657	28,739,286	30,248,817	28,647,556

Weighted average shares outstanding—diluted (Note 11)	31,171,756	28,739,286	30,394,032	28,797,606

Dividends declared per common share	$0.53	$0.51	$1.06	$1.02

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2005	$121,582	28,970,703	$289	$523,609	$(1,998)	$(124,214)	$519,268
Change in accounting principle (Note 1)				(1,998)	1,998		—
Net income						36,306	36,306
Issuance of common stock (Note 6)		2,000,000	20	136,090			136,110
Issuance of nonvested restricted shares of common stock (Note 6)		87,067	1	1,304			1,305
Exercise of stock options.		31,000		760			760
Non-cash amortization of nonvested restricted stock grants				1,695			1,695
Exchange of common units of the Operating Partnership (Note 5)		1,043,884	11	28,877			28,888
Repurchase of common stock (Note 6)		(40,875)		(2,891)			(2,891)
Adjustment for minority interest (Note 1)				(22,586)			(22,586)
Preferred dividends						(4,804)	(4,804)
Dividends declared per common share ($1.06 per share)						(32,798)	(32,798)

BALANCE AT JUNE 30, 2006	$121,582	32,091,779	$321	$664,860	$—	$(125,510)	$661,253

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,306	$16,592
Adjustments to reconcile net income to net cash (used in) provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	35,607	33,383
Increase in provision for uncollectible tenant receivables	343	630
Increase in provision for uncollectible deferred rent receivables	241	772
Distributions on Cumulative Redeemable Preferred units	2,794	2,794
Minority interests in earnings of Operating Partnership	2,962	1,554
Depreciation of furniture, fixtures and equipment	394	437
Non-cash amortization of nonvested restricted stock grants	1,588	1,827
Non-cash amortization of deferred financing costs	604	701
Amortization of above/below market rents, net	(655)	(606)
Net gain on dispositions of operating properties	(5,655)	(5,779)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(1,132)	(1,078)
Loss (gain) on derivative instruments	255	(364)
Non-cash gain on lease termination (Note 8)	(2,334)
Net settlement (receipts) payments on interest rate swaps	(448)	40
Other	(14)	10
Changes in assets and liabilities:
Current receivables	1,465	588
Deferred rent receivables	(3,878)	(7,093)
Deferred leasing costs	(607)	(536)
Prepaid expenses and other assets	(2,777)	(1,850)
Accounts payable, accrued expenses and other liabilities (Note 6)	(74,769)	11,049
Rents received in advance, tenant security deposits and other deferred revenue	8,019	(210)

Net cash (used in) provided by operating activities	(1,691)	52,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(18,920)	(10,981)
Expenditures for development, redevelopment projects and undeveloped land	(48,407)	(20,327)
Acquisition of operating property and undeveloped land		(31,328)
Net proceeds received from dispositions of operating properties	15,563	37,859
Net cash settlement receipts (payments) on interest rate swaps	432	(125)
Increase in escrow deposits	(2,000)
Decrease (increase) in restricted cash	89	(396)
Collections of principal on the note receivable	58

Net cash used in investing activities	(53,185)	(25,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 6)	136,110
Proceeds from issuance of secured debt		35,500
Net (repayments) borrowings on unsecured line of credit	(23,000)	17,000
Principal payments on secured debt	(7,720)	(35,524)
Repurchase of common stock (Note 6)	(2,891)	(1,756)
Financing costs	(2,114)	(360)
Proceeds from exercise of stock options	760	375
Dividends and distributions paid to common stockholders and common unitholders	(33,969)	(32,739)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,598)	(7,206)

Net cash provided by (used in) financing activities	59,578	(24,710)

Net increase in cash and cash equivalents	4,702	2,853
Cash and cash equivalents, beginning of period	3,881	4,853

Cash and cash equivalents, end of period	$8,583	$7,706

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $4,313 and $4,016 at June 30, 2006 and 2005, respectively	$22,811	$17,934

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$18,400	$16,635

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,908

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$28,888	$7,309

Issuance of nonvested restricted shares of common stock (Note 6)	$5,893	$4,300

Accrual for expenditures for operating properties and development and redevelopment projects	$5,325	$8,866

Non-cash increase in real estate assets in connection with a lease termination (Note 8)	$2,334

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2006 and 2005

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2006, the Company’s stabilized portfolio of operating properties consisted of 85 office buildings (the “Office Properties”) and 46 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.8 million and 4.4 million rentable square feet, respectively, and was 97.4% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes development and redevelopment properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of June 30, 2006, the Company did not have any properties in the lease-up phase. As of June 30, 2006, the Company had two development projects, comprised of five buildings, under construction, which when completed are expected to encompass an aggregate of approximately 542,600 rentable square feet. These development projects are both located in San Diego County. As of June 30, 2006, the Company had committed to redevelop approximately 101,000 rentable square feet of an office property in El Segundo, California that was occupied by one tenant and its predecessors for over 20 years. The ground floor of the building encompasses approximately 18,800 rentable square feet of space that will not be redeveloped and is still included in the Company’s stabilized portfolio. Construction commenced on this redevelopment project at the end of June 2006. The net depreciated carrying value of the land and building allocated to the project at the commencement of redevelopment, totaling approximately $5 million, was reclassified to construction in progress on the consolidated balance sheet as of June 30, 2006.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 92.4% general partnership interest in the Operating Partnership as of June 30, 2006. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest in the Finance Partnership. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R (“FIN 46R”). As of December 31, 2005, the Company consolidated one VIE in connection with an agreement entered into in September 2005 to facilitate a 1031 tax-deferred property exchange. Under the terms of the agreement, the Company was obligated to purchase the operating property held by the VIE within 180 days of the acquisition of the property to complete the exchange. As of December 31, 2005, the Company had purchased a 38% interest in the property held by the VIE. The Company retained all rights to appreciation and all exposure to depreciation in the value of the property during the period it was held by the VIE. The impact of consolidating the VIE was to increase the Company’s total real estate asset balance by approximately $15.3 million at December 31, 2005. In March 2006, the Company purchased the remaining 62% interest in the property.

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

Significant Accounting Policies

Rental revenue recognition.    Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, the Company evaluates whether it or the tenant is the owner, for accounting purposes, of the tenant improvements. When management concludes that the Company is the owner of the tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is typically when the tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of the tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the unimproved space.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, management considers various factors. However, no one factor is determinative in reaching a conclusion. The factors include but are not limited to the following:

•	Whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements;

•	Whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements;

•	Whether the tenant improvements are unique to the tenant or reusable by other tenants;

•	Whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and

•	Whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term.

When management concludes that the Company is the owner of the tenant improvements, for accounting purposes, the Company records its cost to construct the tenant improvements as an asset. In addition, the Company records the cost of tenant improvements paid for or reimbursed by tenants, when management concludes that the Company is the owner of the tenant improvements. An equal amount is recorded as deferred revenue, which is amortized as additional rental revenue over the life of the related lease. During the three months ended June 30, 2006 and 2005, $0.6 million and $0.5 million, respectively, was amortized into rental income. During both the six months ended June 30, 2006 and 2005, $1.1 million was amortized into rental income.

When management concludes that the tenant is the owner of the tenant improvements, for accounting purposes, the Company records its contribution towards those improvements as a lease incentive to be amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

Stock-Based Option and Incentive Compensation Accounting

At June 30, 2006, the Company had stock-based employee option and incentive compensation plans, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income, cash flows from operations, cash flows from financing activities and basic and diluted earnings per share since the Company historically recorded compensation cost for nonvested restricted stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated.

On January 1, 2006, in connection with the adoption of SFAS 123(R) the Company recorded a $2.0 million change in accounting principle to net the deferred compensation line item within equity against additional paid-in capital. Under SFAS 123(R), an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. Prior to the adoption of SFAS 123(R), and in accordance with the previous accounting guidance, the Company recorded the full fair value of all issued but nonvested equity instruments in additional paid-in capital and recorded an offsetting deferred compensation balance on a separate line item within equity for the amount of compensation costs not yet recognized for these nonvested instruments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Dispositions

During the six months ended June 30, 2006, the Company sold the following property to an unaffiliated third party:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price(1)
					(in millions)
3735 Imperial Highway Stockton, CA	Industrial	March	1	164,540	$17.0

(1)	Amount was paid in cash.

The Company recorded a net gain of approximately $5.7 million in connection with the disposition. The income and the net gain on disposition for this property have been included in discontinued operations for the three and six months ended June 30, 2006 and 2005 (see Note 10).

3.    Unsecured and Secured Debt

Unsecured Line of Credit

In April 2006, the Company modified its unsecured revolving line of credit (the “Credit Facility”) to increase the line of credit, reduce the pricing and extend the maturity. The modifications increased the line of credit from $425 million to $550 million. As of June 30, 2006 the Company had borrowings of $202 million outstanding under the Credit Facility and availability of approximately $348 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon the Company’s leverage ratio at the time of borrowing (6.36% at June 30, 2006). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.7%. The Company also extended the maturity of the Credit Facility from October 2007 to April 2010, with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio, as compared to a range of 0.20% to 0.30% prior to the modification. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at June 30, 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense from continuing operations net of capitalized interest and loan fees for the three and six months ended June 30, 2006 and 2005. The interest and loan fees are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Gross interest expense	$13,606	$11,757	$27,638	$23,193
Less: capitalized interest and loan fees	(2,398)	(2,194)	(4,459)	(4,229)

Net interest expense	$11,208	$9,563	$23,179	$18,964

4.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at June 30, 2006:

Type of Instrument	Notional Amount	Index	Rate	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$25,000	LIBOR	2.98%	December 2006	$281
Interest rate swap	25,000	LIBOR	2.98%	December 2006	281

Total included in deferred financing costs					$562

5.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned a 92.4% and 88.6% general partnership interest in the Operating Partnership as of June 30, 2006 and 2005, respectively. The remaining 7.6% and 11.4% common limited partnership interest as of June 30, 2006 and 2005, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

The decrease in the common limited partnership interest is primarily due to an increase in the number of common limited partnership units of the Operating Partnership that were redeemed for shares of the Company’s common stock during the six months ended June 30, 2006 as compared to the same period in 2005 and the issuance of two million shares of common stock during the six months ended June 30, 2006 (see Note 6). During the six months ended June 30, 2006 and 2005, 1,043,884 and 272,249 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity and Employee Incentive Plans

Common Stock

In May 2006, the Company completed a public offering for two million shares of its common stock. These shares were registered under a shelf registration statement the Company had filed on Form S-3 with the SEC in March 2006. The registration statement was automatically effective and registered an unspecified amount of equity securities that the Company may sell in primary offerings. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $136.1 million. The Company intends to use the net proceeds from the offering to fund a portion of its development pipeline and for other general corporate purposes. Pending application of the net proceeds for the foregoing purposes, the Company used all of the net proceeds to temporarily repay borrowings under its Credit Facility.

Stock-Based Incentive Plan

The Company establishes incentive award plans for the purpose of attracting and retaining officers, key employees and non-employee board members. The Company’s Board of Directors adopted the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (“nonvested shares”), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. As of June 30, 2006, no awards have been issued under the 2006 Plan. The Company also has a 1997 Stock Option and Incentive Plan (the “1997 Plan”) that authorizes the grant of nonvested shares or share options up to 3,000,000 shares of common stock of the Company. As of June 30, 2006, there were 200,404 shares available to be granted under the 1997 Plan. However, the Company plans to terminate the 1997 Plan and does not intend to issue additional awards under the 1997 Plan.

The Executive Compensation Committee, comprised of three directors who are not officers of the Company, historically has granted nonvested shares of common stock to employees and non-employee board members on an annual basis under three different programs, which are described below. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or not and are not returnable to the Company if the underlying shares ultimately do not vest. The compensation cost that has been charged against income for all share-based compensation programs was $0.8 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. Compensation cost capitalized as part of real estate assets was $0.1 million for both the three months ended June 30, 2006 and 2005 and $0.2 million for both the six months ended June 30, 2006 and 2005.

Executive Officer Stock Compensation Program

The Executive Compensation Committee determines compensation, including awards under the stock plan, for the Company’s executive officers. Historically, the Executive Compensation Committee has annually approved a program for the Company’s executive officers for the potential issuance of nonvested shares of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock as part of their annual and long-term incentive compensation. The number of shares that have been issued has historically been generally contingent upon both individual performance and certain corporate performance and market conditions. The Company recognizes compensation cost for these awards over the requisite service period, which includes both the performance and service vesting periods and begins on the date the award is authorized by the Executive Compensation Committee using the accelerated attribution expense method. The share awards are generally awarded in the first quarter after the end of the performance period, which is the same as the Company’s fiscal year end. The share awards issued generally have a service vesting period equal to one or two years, depending on the type of award.

In January 2006, the Executive Compensation Committee awarded an aggregate of 52,904 nonvested shares of common stock to the executive officers under this program for the 2005 performance period. The total compensation cost for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $66.13 on the grant date of January 11, 2006. Of the shares awarded, 11,343 vest at the end of a one-year period and 41,561 vest in equal annual installments over a two-year period.

In April 2006, the Executive Compensation Committee approved an annual incentive award program for executive management that will allow for executive management to receive an award of nonvested shares of common stock as part of their annual incentive compensation, provided that certain specified corporate performance conditions are achieved for the fiscal year ending December 31, 2006. Shares earned under this plan will be awarded during the first quarter of 2007. The Company will recognize compensation costs over the requisite service period, which began in April 2006 upon authorization of the program and includes both the 2006 performance period and the one-year service vesting period. For the three and six months ended June 30, 2006, the Company recognized approximately $0.1 million of estimated compensation costs for this program.

Key Employee Stock Compensation Program

Historically, the Executive Compensation Committee has awarded nonvested shares of common stock to certain key employees on an annual basis as part of their long-term incentive compensation. The Company recognizes compensation cost for these awards over the service vesting periods, which represents the requisite service periods, using the straight-line attribution expense method. The individual share awards vest in equal annual installments over the respective service vesting periods, which generally range from two to five years.

In February 2006, the Executive Compensation Committee granted an aggregate of 32,429 nonvested shares of common stock to certain key employees under this program for the 2005 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $70.16 on the grant date of February 16, 2006. These shares vest in equal annual installments over a five-year period.

Non-employee Board Members

Historically, the Company’s Executive Compensation Committee has awarded nonvested shares of common stock to non-employee board members on an annual basis as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation plan, as approved by the Board of Directors in May 2003. The Company recognizes compensation cost for these fixed awards over the service vesting period, which represents the requisite service periods, using the straight-line attribution expense method. The share awards vest in equal annual installments over the two-year service vesting period.

In May 2006, the Executive Compensation Committee granted an aggregate of 1,734 nonvested shares of common stock to non-employee board members under this program. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $69.24 on the grant date of May 15, 2006. These shares vest in equal annual installments over a two-year period.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s nonvested shares as of January 1, 2006 and changes during the six months ended June 30, 2006, is presented below. All nonvested shares are subject only to service vesting conditions:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	155,309	$39.18
Granted	87,067	$67.69
Vested	(95,174)	$38.56
Forfeited	—	—

Nonvested at June 30, 2006	147,202	$56.44

As of June 30, 2006, there was $4.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the 1997 Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. During the six months ended June 30, 2006 and 2005, 87,067 nonvested shares were granted at a weighted-average grant-date fair value of $67.69 per share and 103,806 nonvested shares were granted at a weighted-average grant-date fair value of $41.43 per share, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $6.7 million and $4.7 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

During the six months ended June 30, 2006, the Company accepted the return, at the then applicable current per share quoted market price on the NYSE, of 40,875 shares of its common stock in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to restricted shares that vested during the period.

Stock Options

The Company has not issued stock options since 2002 and all stock options were fully vested as of December 31, 2005. At June 30, 2006, an aggregate of 47,000 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $24.33. The outstanding options had a weighted average remaining contractual life of 2.9 years. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

The Company’s stock option activity for the six months ended June 30, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	78,000	$24.41
Granted	—	—
Exercised(1)	(31,000)	24.52
Cancelled	—	—

Outstanding at June 30, 2006	47,000	$24.33

(1)	Represents a cash exercise in which the Company received $0.8 million in exchange for shares of its common stock.

The total intrinsic value of the 31,000 options exercised during the six months ended June 30, 2006 was $1.3 million. During the six months ended June 30, 2005, 16,666 options were exercised with a total intrinsic value of $0.3 million.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Special Long-term Incentive Compensation Plan

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s executive officers. The program provided for cash compensation to be earned at December 31, 2005 if the Company attained certain performance measures based on annualized total stockholder returns on an absolute and relative basis over an approximate three-year measurement period. In January 2006, the Executive Compensation Committee approved the payment of a cash award of $71.7 million, representing the amount earned by the Company’s executive officers under the plan for the approximate three-year period ended December 31, 2005. The award was paid to the Company’s executive officers in January 2006 and was funded with borrowings under the Company’s Credit Facility. During the three and six months ended June 30, 2005, compensation expense related to the special compensation plan was approximately $12.5 million and $14.2 million, respectively, which is included in general and administrative expenses.

7.    Commitments and Contingencies

Purchase Commitment—In 2005, the Company entered into a contract to purchase a 24-acre undeveloped land parcel in Carlsbad, California for approximately $15.8 million and paid $500,000 of non-refundable deposits. The Company expects to complete the purchase during the first quarter of 2007.

Other Contingencies—In October 2005, one of the Company’s industrial properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million in reimbursement from the Company’s insurance carrier, and accrued an additional $0.2 million receivable from the insurance carrier since the Company expects to be fully reimbursed for this loss. The Company anticipates the total insurance proceeds will exceed the carrying value of the damaged components; therefore, the Company expects it could record a gain when the cash is received from the insurance carrier in accordance with Financial Accounting Standards Board Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets (“FIN 30”). As of June 30, 2006, the Company had not yet received any additional insurance proceeds.

8.    Other Property Income

In 2003, one of the Company’s tenants, Brobeck, Phleger & Harrison LLP (“Brobeck”), defaulted on its lease and the Company exercised its right to terminate the lease as a result of such default. Following the lease termination, certain creditors of Brobeck filed an involuntary bankruptcy petition against Brobeck and the bankruptcy court entered an order for relief under Chapter 7 of the Bankruptcy Code. The Company filed a proof of claim against Brobeck’s bankruptcy estate for its lease termination/rejection damages, and in February 2006, the Company received a distribution of approximately $0.8 million in connection with the claim. As a result of the payment received, the Company recorded a $0.7 million net lease termination fee, which was reported in other property income.

In May 2006, the Company recognized $9.8 million of other property income resulting from the early termination of a lease at an industrial property in Irvine, California, which encompassed approximately 245,000 rentable square feet. Of the $9.8 million recognized, $7.5 million represents the net lease termination fee, which is comprised of $9.0 million received in cash offset by a write-off of a $1.5 million deferred receivable balance associated with the lease. The remaining $2.3 million represents a non-cash gain on the lease termination related to the tenant’s obligation to replace the property’s roof, in accordance with the original lease and the lease termination agreement. The Company recorded the $2.3 million cost of the roof paid by the tenant as a capital asset and recognized the associated gain in other property income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Office Properties:
Operating revenues(1)	$54,439	$51,479	$108,286	$102,137
Property and related expenses	14,811	13,695	29,483	27,764

Net operating income, as defined	39,628	37,784	78,803	74,373

Industrial Properties:
Operating revenues(1)	19,011	8,719	28,257	17,476
Property and related expenses	1,398	1,426	2,749	2,573

Net operating income, as defined	17,613	7,293	25,508	14,903

Total Reportable Segments:
Operating revenues(1)	73,450	60,198	136,543	119,613
Property and related expenses	16,209	15,121	32,232	30,337

Net operating income, as defined	57,241	45,077	104,311	89,276

Reconciliation to Consolidated Net Income (Loss) Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	57,241	45,077	104,311	89,276
Unallocated other income:
Total other income (expense)	306	(164)	676	435
Other unallocated expenses:
General and administrative expenses	4,714	16,790	9,649	22,814
Interest expense	11,208	9,563	23,179	18,964
Depreciation and amortization	18,294	16,669	35,924	33,249

Income from continuing operations before minority interests	23,331	1,891	36,235	14,684
Minority interests attributable to continuing operations	(2,954)	(1,152)	(5,208)	(3,619)
Income from discontinued operations		27	5,279	5,527

Net income	20,377	766	36,306	16,592
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Net income (loss) available for common stockholders	$17,975	$(1,636)	$31,502	$11,788

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2006 and 2005, discontinued operations included the net income of all properties sold during the six months ended June 30, 2006 through the date of sale (See Note 2). For the three and six months ended June 30, 2005, discontinued operations also included the net income of all properties sold during the year ended December 31, 2005 through the date of sale. The net gain on sale is included in the period in which a property was sold. In connection with the disposition of the building sold in 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
REVENUES:
Rental income	$—	$297	$346	$1,526
Tenant reimbursements	—	41	40	218
Other property income	—	20	—	31

Total revenues	—	358	386	1,775

EXPENSES:
Property expenses	—	78	5	354
Real estate taxes	—	75	39	265
Provision for bad debts	—	(1)	3	(5)
Interest expense	—	55	90	114
Depreciation and amortization	—	137	77	570

Total expenses	—	344	214	1,298

Income from discontinued operations before minority interest	—	14	172	477
Net gain on dispositions of discontinued operations	—	—	5,655	5,779
Minority interest in earnings of Operating Partnership attributable to discontinued operations	—	13	(548)	(729)

Total income from discontinued operations	$—	$27	$5,279	$5,527

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income or loss available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income or loss available for common stockholders for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$20,377	$739	$31,027	$11,065
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Income (loss) from continuing operations available for common stockholders	17,975	(1,663)	26,223	6,261
Discontinued operations	—	27	5,279	5,527

Net income (loss) available for common stockholders—numerator for basic and diluted earnings per share	$17,975	$(1,636)	$31,502	$11,788

Denominator:
Basic weighted average shares outstanding	31,048,657	28,739,286	30,248,817	28,647,556
Effect of dilutive securities—stock options and nonvested shares	123,100	—	145,215	150,050

Diluted weighted average shares and common share equivalents outstanding	31,171,756	28,739,286	30,394,032	28,797,606

Basic earnings (loss) per share:
Income (loss) from continuing operations available for common stockholders	$0.58	$(0.05)	$0.87	$0.22
Discontinued operations	—	—	0.17	0.19

Net income (loss) available for common stockholders	$0.58	$(0.05)	$1.04	$0.41

Diluted earnings (loss) per share:
Income (loss) from continuing operations available for common stockholders	$0.58	$(0.05)	$0.86	$0.22
Discontinued operations	—	—	0.18	0.19

Net income (loss) available for common stockholders	$0.58	$(0.05)	$1.04	$0.41

For the three months ended June 30, 2005, the effect of the assumed exercise of the 102,565 outstanding stock options and the effect of the 156,738 nonvested shares of common stock were not included in the earnings

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share calculation as their effect is antidilutive to the loss from continuing operations available for common stockholders.

12.    Subsequent Events

On July 18, 2006, aggregate dividends and distributions of $18.4 million were made to common stockholders and common unitholders of record on June 30, 2006.

In July 2006, an aggregate of 297,102 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. All of the units were owned by an entity owned by John B. Kilroy, Sr., the Chairman of the Company’s Board of Directors. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholder.

In July 2006, the Company committed to sell two buildings located in Irvine, California, to an unaffiliated third-party. The transaction will include one office building, encompassing approximately 27,200 rentable square feet, one industrial building, encompassing approximately 244,800 rentable square feet, and the adjacent undeveloped land. The Company expects to recognize a gain on the sale if the transaction closes as contemplated in the second half of 2006.

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

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust, or REIT. We own our interests in all of our properties through Kilroy Realty, L.P., or the Operating Partnership, and Kilroy Realty Finance Partnership, L.P., or the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 92.4% and 88.6% general partnership interest in the Operating Partnership as of June 30, 2006 and 2005, respectively.

Critical Accounting Policies

Rental revenue recognition. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we or the tenant are the owner, for accounting purposes, of the tenant improvements. When management concludes that we are the owner of the tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is typically when the tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of the tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the unimproved space.

The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider various factors. However, no one factor is determinative in reaching a conclusion. The factors include but are not limited to the following:

•	Whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements;

•	Whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements;

•	Whether the tenant improvements are unique to the tenant or reusable by other tenants;

•	Whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and

•	Whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term.

When management concludes that we are the owner of the tenant improvements, for accounting purposes, we record our cost to construct the tenant improvements as an asset. In addition, we record the cost of tenant improvements paid for or reimbursed by tenants, when management concludes that we are the owner of the tenant improvements. An equal amount is recorded as deferred revenue, which is amortized as additional rental revenue over the life of the related lease. During the three months ended June 30, 2006 and 2005, $0.6 million and $0.5 million, respectively, was amortized into rental income. During both the six months ended June 30, 2006 and 2005, $1.1 million was amortized into rental income.

When management concludes that the tenant is the owner of the tenant improvements, for accounting purposes, we record our contribution towards those improvements as a lease incentive to be amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

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

Rental rates.    For leases that commenced during the three months ended June 30, 2006, the change in rental rate was an increase of 17.9% on a GAAP basis, and an increase of 5.6% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. The increase in rental rates for the three months ended June 30, 2006 was primarily due to one new lease at an office property in San Diego, California which had an increase in the rental rate of 43.5% and 23.3% on a GAAP and cash basis, respectively. Excluding this lease, the change in rental rates on a GAAP basis would have been an increase of 9.0% for the three months ended June 30, 2006. The change in rental rates on a cash basis would have been a decrease of 1.1% for the three months ended June 30, 2006. We believe that at June 30, 2006 the average rental rates for our Properties were approximately 5% below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 324,600 square feet, or 2.6% of currently available space in our stabilized portfolio, leases representing approximately 6.0% and 14.3% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2006 and in 2007, respectively. The leases scheduled to expire during the remainder of 2006 and the leases scheduled to expire in 2007 represent approximately 1.3 million square feet of office space, or 12.1%, of our total annualized base rent, and 1.1 million square feet of industrial space, or 3.5%, of our total annualized base rent, respectively. We believe that the average rental rates for leases scheduled to expire during the remainder of 2006 are approximately at the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our Properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in the first half of 2006, based on third-party reports of positive net absorption and decreased levels of direct vacancy. The overall Los Angeles stabilized office portfolio was 93.3% occupied at June 30, 2006, compared to 90.6% occupied at December 31, 2005. As of June 30, 2006, leases representing an aggregate of approximately 119,800 and 401,200 rentable square feet are scheduled to expire during the remainder of 2006 and in 2007, respectively, in this region.

The El Segundo submarket continues to improve and our leasing efforts are showing steady progress. During the third quarter of 2005, one redevelopment project, which is located in a two-building office complex in El Segundo, was added to our stabilized office portfolio since one year had passed following substantial completion. This building, which encompasses approximately 241,600 rentable square feet, was 54.6% occupied as of June 30, 2006. As of the date of this report, we have executed leases or letters of intent for approximately 70% of the redeveloped space, an increase from December 31, 2005 when the project was 55% committed. The other building in the office complex, which encompasses approximately 127,900 rentable square feet, was 94.5% occupied as of June 30, 2006. In addition, as of June 30, 2006, we had committed to redevelop 101,000 rentable square feet, which represents two floors of an office property in the El Segundo submarket. Construction commenced on this redevelopment project at the end of June 2006. See additional information regarding this redevelopment project under the caption “—Development and redevelopment programs.” Management expects conditions in the El Segundo submarket to continue to improve given the strength in the neighboring submarkets.

San Diego County.    San Diego County remains one of the strongest submarkets in Southern California based on third-party reports of positive absorption, increased rental rates and growing tenant demand. We continue to expand our presence in this market by aggressively seeking and obtaining development and redevelopment opportunities in the region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Our San Diego stabilized portfolio was 99.5% occupied at June 30, 2006, compared to 94.9% occupied at December 31, 2005. As of June 30, 2006, leases representing an aggregate of approximately 353,500 and 587,600 rentable square feet are scheduled to expire during the remainder of 2006 and in 2007, respectively, in this region. Of the 353,500 rentable square feet scheduled to expire in 2006, approximately 303,000 rentable square feet, or 86%, relate to the industrial property we acquired in September 2005 with the intent to redevelop the property. Of the 587,600 rentable square feet scheduled to expire in 2007, approximately 93,000 rentable square feet have been re-leased to a new tenant. See additional information regarding this new lease under the caption “—Development and redevelopment programs.”

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by the city of San Diego’s current financial difficulties, General Plan and Land Use update, zoning ordinance update and ongoing investigations with respect to the city’s finances, which may affect San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material effects arising from this situation.

Orange County.    As of June 30, 2006, our Orange County stabilized industrial portfolio was 99.8% occupied with approximately 6,000 vacant rentable square feet as compared to 99.1% occupied with approximately 34,300 vacant rentable square feet as of December 31, 2005. As of June 30, 2006, leases representing an aggregate of approximately 217,600 and 591,200 rentable square feet were scheduled to expire during the remainder of 2006 and in 2007, respectively, in this region.

Sublease space.    Of our leased space at June 30, 2006, approximately 326,000 rentable square feet, or 2.7%, of the square footage in our stabilized portfolio, was available for sublease, as compared to 683,800 rentable square feet, or 5.5%, at December 31, 2005. This decrease in rentable square feet available for sublease is primarily due to the early lease termination of a tenant in one of our Orange County industrial properties (see Note 8 to our consolidated financial statements for additional information). Of the 2.7% of available sublease space in our stabilized portfolio at June 30, 2006, approximately 1.3% was vacant space and the remaining 1.4% was still occupied by the tenant. Approximately 85% and 15% of the available sublease space as of June 30, 2006 is located in the San Diego and Orange County submarkets, respectively. Of the approximately 326,000 rentable square feet available for sublease at June 30, 2006, none is scheduled to expire during the remainder of 2006 and approximately 48,000 rentable square feet, representing one lease, is scheduled to expire during 2007.

Negative trends or other events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of June 30, 2006, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet of office space under four separate leases, representing 4.0% of our total annual base rental revenues at June 30, 2006. Boeing has one lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, scheduled to expire in July 2007. Under the terms of the lease, Boeing has the option to extend the lease for an additional three-year period by giving us written notice by July 31, 2006. The remaining three leases for approximately 211,000, 113,000 and 66,000 rentable square feet are scheduled to expire on December 31, 2007, March 31, 2009 and October 31, 2010, respectively.

Intuit Inc.    As of June 30, 2006, Intuit Inc. (“Intuit”), our third largest office tenant, leased an aggregate of approximately 305,000 rentable square feet of office space under five separate leases, representing approximately 2.8% of total annual base rental revenues. During the year ended December 31, 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 466,000 rentable square feet of additional space, comprising the entirety of a four-building office complex that we are developing in the Route 56 Corridor submarket in San Diego County for Intuit. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Upon commencement of the term of the new San Diego lease, which is anticipated to occur in late 2007, Intuit is projected to become our largest tenant based on its percentage of total annual base rental revenues.

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,000 rentable square feet, of which approximately 141,000 rentable square feet is scheduled to expire in August 2007 and the remaining 71,000 rentable square feet is scheduled to expire in August 2009. Intuit also has three leases in Calabasas, California which encompass an aggregate of approximately 90,000 rentable square feet. All three of these leases are scheduled to expire in July 2014. The last lease with Intuit is located in Long Beach, California, encompasses 3,000 rentable square feet, and is scheduled to expire in December 2006.

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

In April 2006, we executed a lease agreement with Cardinal Health, Inc. for two buildings, encompassing an aggregate of approximately 411,000 rentable square feet of space in the Sorrento Mesa submarket of San Diego County. The lease includes one building, encompassing approximately 318,000 square feet that we have committed to develop and one existing building encompassing approximately 93,000 rentable square feet located adjacent to the development site. The existing building is currently occupied by another tenant; however, the lease is scheduled to expire in early 2007. We expect to complete development of the new building in the third quarter of 2007, at which time the new lease is expected to commence. The development project has a total estimated investment of approximately $79 million. Upon commencement of this new lease, Cardinal Health, Inc. is expected to become one of our most significant tenants based on its percentage of annual base rental revenues.

In June 2006, we committed to develop another office property encompassing an aggregate of approximately 142,700 rentable square feet of space in the I-15 Corridor submarket of San Diego County. The project is located adjacent to an existing two-building office complex that we acquired in December 2004. Development is expected to commence in the third quarter of 2006 and be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $66 million. As of June 30, 2006 the project had not been pre-leased.

As of June 30, 2006, we had two projects under construction, which when complete are expected to encompass approximately 542,600 rentable square feet. One of the projects is a four-building office complex in the Route 56 Corridor submarket of San Diego County, which has been pre-leased to Intuit. We began construction on two of the four buildings in the fourth quarter of 2005, and construction on the remaining two buildings commenced in the first quarter of 2006. The project, which will encompass an aggregate of approximately 466,000 rentable square feet, is expected to be completed in the third and fourth quarters of 2007. The project has a total estimated investment of approximately $146 million. The other project under construction consists of the final phase of a three-building corporate headquarters in our Innovation Corporate Center, located in the I-15 Corridor submarket of San Diego County, which has also been pre-leased to a single tenant. Two of the buildings, encompassing an aggregate of approximately 103,000 rentable square feet, were completed and added to the stabilized portfolio in the fourth quarter of 2005. We expect to complete the third building in the fourth quarter of 2006. The total estimated investment for the three buildings is approximately $44 million. See additional information regarding our active development portfolio under the caption “—Development and Redevelopment” below.

In 2005, we entered into a contract to purchase a 24-acre land parcel in the northern San Diego County submarket of Carlsbad, California for approximately $15.8 million. Upon successful completion of the transaction, expected to occur in the first quarter of 2007, we plan to develop between 250,000 and 350,000 rentable square feet of office space on the site. The total estimated investment for this project is approximately $75 million to $105 million.

Our development pipeline also includes an additional 54.6 acres of undeveloped land. Combined with the potential Carlsbad acquisition, we believe we will have the potential to develop over 1.5 million rentable square feet of office space, which we expect to develop over the next three to five years. All of our undeveloped land is located in the coastal submarkets of northern San Diego County.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where no land available for development exists. As of June 30, 2006 we had committed to redevelop 101,000 rentable square feet of an office property in El Segundo, California that was occupied by The Boeing Company and its predecessors for over 20 years. The ground floor of the building encompasses approximately 18,800 rentable square feet of space that will not be redeveloped and is still reflected in our stabilized portfolio. Construction commenced on this redevelopment project at the end of June 2006. The total estimated investment for this redevelopment project is approximately $18 million, of which $5 million represents the net depreciated carrying value of the building allocated to the project at the commencement of redevelopment.

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

Rising Construction Costs.    As a result of the effects of recent natural disasters and increased worldwide demand, the availability of construction materials and skilled labor has become more limited and the cost of such materials and labor has increased significantly. A continued increase in the cost of construction materials, driven primarily by the volatility of the prices of underlying raw materials such as oil, cement and steel, and labor costs could adversely affect our expenditures for development and redevelopment costs and, consequently, our financial condition, results of operations and cash flows.

Incentive Compensation.    Our Executive Compensation Committee, comprised of three independent directors, determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on the achievement of certain performance measures, including financial, operating and development targets. As previously reported on Form 8-K filed with the SEC on April 20, 2006, our Executive Compensation Committee recently approved two 2006 incentive award programs for executive management that will allow for executive management to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2006. In addition, our Executive Compensation Committee is presently considering a new long-term incentive compensation program for our executive officers. Depending on the nature of the programs put in place by the Executive Compensation Committee, accrued incentive compensation may be affected by the performance of our common stock and market conditions and, consequently, we cannot predict the amounts that will be recorded in future periods related to such programs.

Stock-Based Compensation.    Historically, the Executive Compensation Committee has made annual grants of nonvested restricted stock to employees and non-employee board members under our stock-based employee option and incentive compensation plan (see Note 6 to our consolidated financial statements for a description of the plan). No options have been granted since 2002. Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. The adoption of this statement did not have a material effect on our income from continuing operations, net income, cash flows from operations, cash flows from financing activities or basic and diluted earnings per share since we historically recorded compensation cost for nonvested restricted stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated. As of June 30, 2006, there were $4.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Results of Operations

As of June 30, 2006, our stabilized portfolio was comprised of 85 office properties, or the Office Properties, encompassing an aggregate of approximately 7.8 million rentable square feet, and 46 industrial properties, or the Industrial Properties, and together with the Office Properties, the Properties, encompassing an aggregate of approximately 4.4 million rentable square feet. Our stabilized portfolio of operating properties consists of all our Properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion, or the lease-up properties, and projects currently under construction.

As of June 30, 2006, the Office Properties and Industrial Properties represented approximately 85% and 15%, respectively, of our annualized base rent. For the three months ended June 30, 2006, average occupancy in our stabilized portfolio was 95.9%, compared to 94.4% for the three months ended June 30, 2005. As of June 30, 2006, we had approximately 324,600 square feet of vacant space in our stabilized portfolio, compared to 574,100 square feet as of June 30, 2005.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2005 to June 30, 2006. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.3 million rentable square feet, or 2.5%, to 12.3 million rentable square feet at June 30, 2006, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at June 30, 2005	83	7,607,227	47	4,357,908	130	11,965,135
Acquisitions			1	303,000	1	303,000
Properties added from the Development and Redevelopment Portfolio	3	344,875			3	344,875
Properties transferred to the Redevelopment Portfolio	(1)	(100,978)			(1)	(100,978)
Dispositions(1)			(2)	(241,110)	(2)	(241,110)
Remeasurement		(3,900)		3,155		(745)

Total at June 30, 2006	85	7,847,224	46	4,422,953	131	12,270,177

(1)	In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the operating results and gains or losses on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.

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

Comparison of the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2006	2005
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$39,628	$37,784	$1,844	4.9%
Industrial Properties	17,613	7,293	10,320	141.5

Total portfolio	57,241	45,077	12,164	27.0

Reconciliation to Net Income (Loss) Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	57,241	45,077	12,164	27.0
Other expenses:
General and administrative expenses	4,714	16,790	(12,076)	(71.9)
Interest expense	11,208	9,563	1,645	17.2
Depreciation and amortization	18,294	16,669	1,625	9.7
Total other income (expense)	306	(164)	470	(286.6)

Income from continuing operations before minority interests	23,331	1,891	21,440	1,133.8
Minority interests attributable to continuing operations	(2,954)	(1,152)	(1,802)	156.4
Income from discontinued operations		27	(27)	(100.0)

Net income	20,377	766	19,611	2,560.2
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income (loss) available for common stockholders	$17,975	$(1,636)	$19,611	(1,198.7)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$48,926	$45,977	$2,949	6.4%	$46,814	$45,009	$1,805	4.0%
Tenant reimbursements	5,317	5,099	218	4.3	5,020	4,476	544	12.2
Other property income	196	403	(207)	(51.4)	194	404	(210)	(52.0)

Total	54,439	51,479	2,960	5.7	52,028	49,889	2,139	4.3

Property and related expenses:
Property expenses	10,335	9,268	1,067	11.5	9,446	8,946	500	5.6
Real estate taxes	3,979	3,733	246	6.6	3,720	3,621	99	2.7
Provision for bad debts	23	251	(228)	(90.8)	23	226	(203)	(89.8)
Ground leases	474	443	31	7.0	473	441	32	7.3

Total	14,811	13,695	1,116	8.1	13,662	13,234	428	3.2

Net Operating Income	$39,628	$37,784	$1,844	4.9%	$38,366	$36,655	$1,711	4.7%

(1)	Office Properties owned and stabilized at January 1, 2005 and still owned and stabilized at June 30, 2006.

Total revenues from Office Properties increased $3.0 million, or 5.7%, to $54.5 million for the three months ended June 30, 2006, compared to $51.5 million for the three months ended June 30, 2005. Rental income from Office Properties increased $2.9 million, or 6.4%, to $48.9 million for the three months ended June 30, 2006, compared to $46.0 million for the three months ended June 30, 2005. Rental income generated by the Core Office Portfolio increased $1.8 million, or 4.0%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. This increase is primarily due to an increase in occupancy at our Los Angeles Office Properties and an increase in rental rates at our San Diego Office Properties. The remaining $1.1 million increase in rental income was attributable to a $0.7 million increase in rental income generated by the two office development properties that were added to the stabilized portfolio in the fourth quarter of 2005, or the Office Development Properties, a $0.6 million increase in rental income generated by the two office redevelopment properties that were completed in 2004 and added to the stabilized portfolio in 2005, or the 2005 Office Redevelopment Properties, and a $0.2 million increase in rental income generated by the office building acquired in the second quarter of 2005, or the Office Acquisition Property, offset by a $0.4 million decrease by the office property that was taken out of service and moved from our stabilized portfolio to the redevelopment portfolio in 2006, or the 2006 Office Redevelopment Property.

Tenant reimbursements from Office Properties increased $0.2 million, or 4.3%, to $5.3 million for the three months ended June 30, 2006, compared to $5.1 million for the three months ended June 30, 2005. An increase of $0.5 million, or 12.2%, was generated by the Core Office Portfolio and was primarily due to an increase in property expenses and an increase in occupancy. This increase was offset by a decrease of $0.3 million, which consisted of a decrease of $0.3 million attributable to the 2005 Office Redevelopment Properties and a decrease of $0.2 million attributable to the 2006 Office Redevelopment Property taken out of service, offset by an increase of $0.1 million generated by the Office Development Properties and $0.1 million generated by the Office Acquisition Properties.

Other property income from Office Properties decreased $0.2 million, or 51.4%, to $0.2 million for the three months ended June 30, 2006, compared to $0.4 million for the three months ended June 30, 2005. Other property income for both periods consisted of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $1.1 million, or 8.1%, to $14.8 million for the three months ended June 30, 2006, compared to $13.7 million for the three months ended June 30, 2005. Property expenses from Office Properties increased $1.1 million, or 11.5%, to $10.4 million for the three months ended June 30, 2006, compared to $9.3 million for the three months ended June 30, 2005. An increase of $0.5 million, or 5.6%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management expenses, janitorial and other contract services related to an increase in occupancy and renegotiated third-party employment contracts. Of the remaining increase of $0.6 million in property expenses, $0.3 million was attributable to the 2005 Office Redevelopment Properties, $0.1 million was attributable to the 2006 Office Redevelopment Property, $0.1 million was attributable to the Office Acquisition Property and $0.1 million was attributable to the Office Development Properties.

Real estate taxes from Office Properties increased $0.2 million, or 6.6%, for the three months ended June 30, 2006 as compared to the same period in 2005. Real estate taxes for the Core Office Portfolio increased $0.1 million, or 2.7%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The remaining increase of $0.1 million in real estate taxes was attributable to the 2005 Office Redevelopment Properties and the Office Development Properties.

The provision for bad debts from Office Properties decreased $0.2 million, or 90.8%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The decrease is primarily due to a general improvement in our accounts receivable aging and our historical loss experience. We evaluate our reserve levels on a quarterly basis. Ground lease expense for Office Properties remained consistent at approximately $0.5 million for the three months ended June 30, 2006 compared to the same period in 2005.

Net Operating Income from Office Properties increased $1.8 million, or 4.9%, to $39.6 million for the three months ended June 30, 2006, compared to $37.8 million for the three months ended June 30, 2005. Of this increase, $1.7 million was generated by the Core Office Portfolio primarily due to an increase in operating revenues. The remaining increase of $0.1 million was attributable to an increase of $0.7 million generated by the Office Development Properties and a $0.1 million increase generated by the Office Acquisition Property, which was offset by a decrease of $0.6 million attributable to the 2006 Office Redevelopment Property and a $0.1 million decrease attributable to the 2005 Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$8,207	$7,723	$484	6.3%	$7,848	$7,731	$117	1.5%
Tenant reimbursements	1,039	996	43	4.3	954	996	(42)	(4.2)
Other property income	9,765	—	9,765	100.0	9,765	—	9,765	100.0

Total	19,011	8,719	10,292	118.0	18,567	8,727	9,840	112.8

Property and related expenses:
Property expenses	578	728	(150)	(20.6)	582	716	(134)	(18.7)
Real estate taxes	787	677	110	16.2	702	677	25	3.7
Provision for bad debts	33	21	12	57.1	33	21	12	57.1

Total	1,398	1,426	(28)	(2.0)	1,317	1,414	(97)	(6.9)

Net Operating Income	$17,613	$7,293	$10,320	141.5%	$17,250	$7,313	$9,937	135.9%

(1)	Industrial Properties owned and stabilized at January 1, 2005 and still owned and stabilized at June 30, 2006.

Total revenues from Industrial Properties increased $10.3 million, or 118.0%, to $19.0 million for the three months ended June 30, 2006, compared to $8.7 million for the three months ended June 30, 2005. Rental income from Industrial Properties increased $0.5 million, or 6.3%, to $8.2 million for the three months ended June 30, 2006, compared to $7.7 million for the three months ended June 30, 2005. Rental income generated by the Core Industrial Portfolio increased $0.1 million, or 1.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase was primarily due to an increase in occupancy. Average occupancy in the Core Industrial Portfolio increased 0.9% to 99.9% for the three months ended June 30, 2006 as compared to 99.0% for the three months ended June 30, 2005. The remaining $0.4 million increase from Industrial Properties was attributable to rental income generated by one industrial building acquired during the third quarter of 2005, or the Industrial Acquisition Property.

Tenant reimbursements from Industrial Properties remained consistent at approximately $1.0 million during the three months ended June 30, 2006, compared to the same period in 2005. Other property income from Industrial Properties increased $9.8 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Other property income for the three months ended June 30, 2006 included a $7.5 million net lease termination fee and a $2.3 million non-cash gain related to the termination agreement from a former tenant at one of our Orange County properties. The lease termination fee of $7.5 million represents a $9.0 million lease termination payment offset by $1.5 million in receivables and other costs and obligations associated with the lease. The $2.3 million represents the amount funded by the former tenant for a new roof in connection with the tenant’s early lease termination (see Note 8 to our consolidated financial statements for additional information).

Total expenses from Industrial Properties remained consistent at approximately $1.4 million during the three months ended June 30, 2006, compared to the same period in 2005. Property expenses from Industrial Properties decreased $0.1 million, or 20.6%, to $0.6 million for the three months ended June 30, 2006, compared to $0.7 million for the three months ended June 30, 2005. Real estate taxes increased $0.1 million, or 16.2%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. This increase is primarily attributable to the Industrial Acquisition Property.

Net Operating Income from Industrial Properties increased $10.3 million, or 141.5%, to $17.6 million for the three months ended June 30, 2006, compared to $7.3 million for the three months ended June 30, 2005. The overall increase in Net Operating Income is primarily due to the lease termination fee and the gain on lease termination.

Non-Property Related Income and Expenses

General and administrative expenses decreased $12.1 million, or 71.9%, to $4.7 million for the three months ended June 30, 2006, compared to $16.8 million for the three months ended June 30, 2005. The decrease is primarily due to a $12.3 million decrease in accrued incentive compensation that was driven by a special long-term compensation plan for our executive officers that ended on December 31, 2005. See additional information regarding long-term incentive compensation under the caption “—Factors That May Influence Future Results of Operations—Incentive Compensation” above. This decrease was partially offset by an increase in other compensation and related expenses.

Interest expense increased $1.6 million, or 17.2%, to $11.2 million for the three months ended June 30, 2006, compared to $9.6 million for the three months ended June 30, 2005. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $1.8 million, or 15.7%, to $13.6 million for the three months ended June 30, 2006 from $11.8 million for the three months ended June 30, 2005. This increase is mainly attributable to an increase in the average debt balance and also due to an increase in the weighted-average interest rate during the three months ended June 30, 2006 as compared to the same period in 2005. Our weighted-average interest rate including loan fees was 6.2% as of June 30, 2006 compared to 5.8% as of June 30, 2005. Total capitalized interest and loan fees were $2.4 million for the three months ended June 30, 2006, compared to $2.2 million for the three months ended June 30, 2005.

Depreciation and amortization expense increased $1.6 million, or 9.7%, to $18.3 million for the three months ended June 30, 2006, compared to $16.7 million for the three months ended June 30, 2005. An increase of $0.7 million was generated by the Core Portfolio. These increases were mainly attributable to expenditures incurred subsequently to June 30, 2005 for capital and tenant improvements. Of the remaining $0.9 million increase in depreciation and amortization, $0.4 million was generated by the 2005 Office Redevelopment Properties, $0.3 million was generated by the Industrial Acquisition Property, $0.1 million was generated by the Office Development Properties and $0.1 million was generated by the Office Acquisition Property.

Total other income increased approximately $0.5 million, or 286.6%, to $0.3 million of net other income for the three months ended June 30, 2006, compared to $0.2 million of net other expense for the three months ended June 30, 2005. The increase in other income was due to a $0.3 million increase related to our derivative instruments, which consisted of a $0.1 million increase in the periodic change in the fair value of the instruments and a $0.2 million increase in net settlement payments received from the counterparty. The remaining increase is attributable to $0.2 million of interest income from our outstanding note receivable, which we issued in July 2005 in connection with a disposition.

Comparison of the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the six months ended June 30, 2006 and 2005.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2006	2005
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$78,803	$74,373	$4,430	6.0%
Industrial Properties	25,508	14,903	10,605	71.2

Total portfolio	104,311	89,276	15,035	16.8

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	104,311	89,276	15,035	16.8
Other expenses:
General and administrative expenses	9,649	22,814	(13,165)	(57.7)
Interest expense	23,179	18,964	4,215	22.2
Depreciation and amortization	35,924	33,249	2,675	8.0
Total other income	676	435	241	55.4

Income from continuing operations before minority interests	36,235	14,684	21,551	146.8
Minority interests attributable to continuing operations	(5,208)	(3,619)	(1,589)	43.9
Income from discontinued operations	5,279	5,527	(248)	(4.5)

Net income	36,306	16,592	19,714	118.8
Preferred dividends	(4,804)	(4,804)	—	0.0

Net income available for common stockholders	$31,502	$11,788	$19,714	167.2%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$97,355	$91,791	$5,564	6.1%	$93,347	$89,992	$3,355	3.7%
Tenant reimbursements	9,814	9,795	19	0.2	9,083	8,943	140	1.6
Other property income	1,117	551	566	102.7	1,113	550	563	102.4

Total	108,286	102,137	6,149	6.0	103,543	99,485	4,058	4.1

Property and related expenses:
Property expenses	19,999	18,159	1,840	10.1	18,433	17,496	937	5.4
Real estate taxes	7,997	7,433	564	7.6	7,451	7,226	225	3.1
Provision for bad debts	494	1,324	(830)	(62.7)	485	1,279	(794)	(62.1)
Ground leases	993	848	145	17.1	990	846	144	17.0

Total	29,483	27,764	1,719	6.2	27,359	26,847	512	1.9

Net Operating Income	$78,803	$74,373	$4,430	6.0%	$76,184	$72,638	$3,546	4.9%

(1)	Office Properties owned and stabilized at January 1, 2005 and still owned and stabilized at June 30, 2006.

Total revenues from Office Properties increased $6.2 million, or 6.0%, to $108.3 million for the six months ended June 30, 2006, compared to $102.1 million for the six months ended June 30, 2005. Rental income from Office Properties increased $5.6 million, or 6.1%, to $97.4 million for the six months ended June 30, 2006, compared to $91.8 million for the six months ended June 30, 2005. Rental income generated by the Core Office Portfolio increased $3.4 million, or 3.7%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. This increase is primarily due to an increase in occupancy at our Los Angeles Office Properties and an increase in rental rates at our San Diego Office Properties. The remaining $2.2 million increase in total office portfolio rental income was attributable to a $1.5 million increase in rental income generated by the Office Development Properties, a $0.7 million increase in rental income generated by the 2005 Office Redevelopment Properties and a $0.4 million increase in rental income generated by the Office Acquisition Property, offset by a $0.4 million decrease in the 2006 Office Redevelopment Property taken out of service.

Tenant reimbursements from Office Properties remained consistent at approximately $9.8 million during the six months ended June 30, 2006 compared to the same period in 2005. Other property income from Office Properties increased $0.6 million, or 102.7%, to $1.1 million for the six months ended June 30, 2006 compared to $0.5 million for the six months ended June 30, 2005. Other property income for the six months ended June 30, 2006 included a $0.7 million lease termination fee from a former tenant in one of our San Diego properties (see Note 8 to our consolidated financial statements for additional information). Other property income for the six months ended June 30, 2005 consisted primarily of lease termination fees and other miscellaneous income.

Total expenses from Office Properties increased $1.7 million, or 6.2%, to $29.5 million for the six months ended June 30, 2006 compared to $27.8 million for the six months ended June 30, 2005. Property expenses from Office Properties increased $1.8 million, or 10.1%, to $20.0 million for the six months ended June 30, 2006 compared to $18.2 million for the six months ended June 30, 2005. An increase of $0.9 million, or 5.4%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management, janitorial and other contract services expenses related to an increase in occupancy and renegotiated third-party employment contracts. Of the remaining increase of $0.9 million in total office portfolio property expenses, $0.6 million was attributable to the 2005 Office Redevelopment Properties, $0.1 million was attributable to the 2006 Office Redevelopment Property, $0.1 million was attributable to the Office Development Properties, and $0.1 million was attributable to the Office Acquisition Property.

Real estate taxes from Office Properties increased $0.6 million, or 7.6%, for the six months ended June 30, 2006 as compared to the same period in 2005. Real estate taxes for the Core Office Portfolio increased $0.2 million, or 3.1%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The remaining increase of $0.4 million in real estate taxes was attributable to the 2005 Office Redevelopment Properties, the Office Development Properties and the Office Acquisition Property.

The provision for bad debts from Office Properties decreased $0.8 million, or 62.7%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease is primarily due to a general improvement in our accounts receivable aging and our historical loss experience. We evaluate our reserve levels on a quarterly basis.

Ground lease expenses for Office Properties increased $0.1 million, or 17.1%, to $1.0 million for the six months ended June 30, 2006 compared to $0.9 million for the six months ended June 30, 2005. This increase is primarily attributable to a scheduled fair market increase in ground rent expenses at one of our properties, which was effective January 1, 2006.

Net Operating Income from Office Properties increased $4.4 million, or 6.0%, to $78.8 million for the six months ended June 30, 2006, compared to $74.4 million for the six months ended June 30, 2005. Of this increase, $3.5 million was generated by the Core Office Portfolio primarily due to an increase in operating revenues. The remaining increase of $0.9 million was attributable to an increase of $1.5 million generated by the Office Development Properties and an increase of $0.3 million generated by the Office Acquisition Property, which was partially offset by a decrease of $0.6 million attributable to the 2006 Office Redevelopment Property and a decrease of $0.3 million attributable to the 2005 Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$16,351	$15,418	$933	6.1%	$15,631	$15,425	$206	1.3%
Tenant reimbursements	2,125	1,986	139	7.0	1,868	1,986	(118)	(5.9)
Other property income	9,781	72	9,709	13,484.7	9,780	72	9,708	13,483.3

Total	28,257	17,476	10,781	61.7	27,279	17,483	9,796	56.0

Property and related expenses:
Property expenses	1,090	1,170	(80)	(6.8)	1,074	1,160	(86)	(7.4)
Real estate taxes	1,572	1,322	250	18.9	1,403	1,322	81	6.1
Provision for bad debts	87	81	6	7.4	87	81	6	7.4

Total	2,749	2,573	176	6.8	2,564	2,563	1	0.0

Net Operating Income	$25,508	$14,903	$10,605	71.2%	$24,715	$14,920	$9,795	65.7%

(1)	Industrial Properties owned and stabilized at January 1, 2005 and still owned and stabilized at June 30, 2006.

Total revenues from Industrial Properties increased $10.8 million, or 61.7%, to $28.3 million for the six months ended June 30, 2006 compared to $17.5 million for the six months ended June 30, 2005. Rental income from Industrial Properties increased $0.9 million, or 6.1%, to $16.3 million for the six months ended June 30, 2006 compared to $15.4 million for the six months ended June 30, 2005. Rental income generated by the Core Industrial Portfolio increased $0.2 million, or 1.3%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to an increase in occupancy. Average occupancy in the Core Industrial Portfolio increased 0.8% to 99.6% for the six months ended June 30, 2006 as compared to 98.8% for the six months ended June 30, 2005. The remaining $0.7 million increase from Industrial Properties was attributable to rental income generated by the Industrial Acquisition Property.

Tenant reimbursements from Industrial Properties increased $0.1 million, or 7.0%, to $2.1 million for the six months ended June 30, 2006 compared to $2.0 million for the six months ended June 30, 2005. This increase was attributable to an increase of $0.2 million generated by the Industrial Acquisition Property, offset by a decrease of $0.1 million attributable to the Core Industrial Portfolio. Other property income from Industrial Properties increased $9.8 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Other property income for the six months ended June 30, 2006 included a $7.5 million net lease termination fee and a $2.3 million non-cash gain related to the termination agreement from a former tenant at one of our Orange County properties. The lease termination fee of $7.5 million represents a $9.0 million lease termination payment offset by $1.5 million in receivables and other costs and obligations associated with the lease. The $2.3 million represents the amount funded by the former tenant for a new roof in connection with the tenant’s early lease termination (see Note 8 to our consolidated financial statements for additional information).

Total expenses from Industrial Properties increased $0.2 million, or 6.8%, to $2.8 million for the six months ended June 30, 2006 compared to $2.6 million for the six months ended June 30, 2005. Property expenses from Industrial Properties decreased $0.1 million, or 6.8%, to $1.1 million for the six months ended June 30, 2006 compared to the $1.2 million for the six months ended June 30, 2005. Real estate taxes increased $0.3 million, or 18.9%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is primarily attributable to the Industrial Acquisition Property. The provision for bad debts remained consistent at approximately $0.1 million for the six months ended June 30, 2006 compared to the same period in 2005. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties increased $10.6 million, or 71.2%, to $25.5 million for the six months ended June 30, 2006 compared to $14.9 million for the six months ended June 30, 2005. The overall increase in Net Operating Income is primarily due to the lease termination fee and the related gain on lease termination.

Non-Property Related Income and Expenses

General and administrative expenses decreased $13.2 million, or 57.7%, to $9.6 million for the six months ended June 30, 2006 compared to $22.8 million for the six months ended June 30, 2005. The decrease is primarily due to a $13.8 million decrease in accrued incentive compensation that was driven by a special long-term compensation plan for our executive officers that ended on December 31, 2005. See additional information regarding long-term incentive compensation under the caption “—Factors That May Influence Future Results of Operations—Incentive Compensation” above. This decrease was partially offset by an increase in other compensation and related expenses.

Interest expense increased $4.2 million, or 22.2%, to $23.2 million for the six months ended June 30, 2006 compared to $19.0 million for the six months ended June 30, 2005. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $4.4 million, or 19.2%, to $27.6 million for the six months ended June 30, 2006 from $23.2 million for the six months ended June 30, 2005. This increase is mainly attributable to an increase in the average debt balance and also due to an increase in the weighted-average interest rate during the six months ended June 30, 2006 as compared to the same period in 2005. Our weighted-average interest rate including loan fees was 6.2% as of June 30, 2006 compared to 5.8% as of June 30, 2005. Total capitalized interest and loan fees were $4.4 million for the six months ended June 30, 2006 compared to $4.2 million for the six months ended June 30, 2005.

Depreciation and amortization expense increased $2.7 million, or 8.0%, to $35.9 million for the six months ended June 30, 2006 compared to $33.2 million for the six months ended June 30, 2005. An increase of $0.7 million was generated by the Core Portfolio. These increases were mainly attributable to expenditures incurred subsequently to June 30, 2005 for capital and tenant improvements. Of the remaining $2.0 million increase in depreciation and amortization, $0.8 million was generated by the 2005 Office Redevelopment Properties, $0.7 million was generated by the Industrial Acquisition Property, $0.3 million was generated by the Office Development Properties and $0.2 million was generated by the Office Acquisition Property.

Total other income increased approximately $0.2 million, or 55.4%, to $0.6 million for the six months ended June 30, 2006 compared to $0.4 million for the six months ended June 30, 2005. The increase in other income was due to $0.3 million of interest income on our outstanding note receivable, which we issued in July 2005 in connection with a disposition. The increase was partially offset by a $0.1 million decrease related to our derivative instruments, which consisted of a $0.6 million decrease in the periodic change in the fair value of the instruments offset by a $0.5 million increase in net settlement payments received from the counterparty.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at June 30, 2006:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles	25	2,960,189	93.3%
Orange County	6	304,961	88.0
San Diego	46	3,703,114	99.5
Other	8	878,960	92.7

	85	7,847,224	95.9

Industrial Properties:
Los Angeles	2	198,415	100.0
Orange County	43	3,921,538	99.8
San Diego	1	303,000	100.0

	46	4,422,953	99.9

Total portfolio	131	12,270,177	97.4%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases(1)	Percentage of Total Leased Square Feet Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (in 000’s)(2)
Office Properties:
Remaining 2006(3)	29	195,619	2.6%	$4,649
2007	68	1,128,674	15.1	22,241
2008	54	776,795	10.4	14,176
2009	74	1,300,285	17.4	30,174
2010	61	814,388	10.9	22,430
2011	49	538,364	7.2	10,603

Total Office	335	4,754,125	63.6	104,273

Industrial Properties:
Remaining 2006(3)	7	515,389	11.7	3,725
2007	15	572,199	13.0	4,133
2008	12	921,713	20.9	6,525
2009	14	769,307	17.4	4,895
2010	7	418,941	9.5	3,944
2011	8	335,676	7.6	2,559

Total Industrial	63	3,533,225	80.1	25,781

Total	398	8,287,350	69.8%	$133,054

(1)	Excludes space leased under month-to-month leases and vacant space at June 30, 2006.
(2)	Reflects annualized contractual base rent calculated on a straight-line basis.
(3)	Represents leases during the remainder of 2006 for which renewals have not been executed.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the three months ended June 30, 2006:
Office Properties	20	9	306,484	136,490	19.3%	6.1%	53.7%	85
Industrial Properties	2	2	14,579	61,576	5.6	0.4	91.1	41

Total portfolio	22	11	321,063	198,066	17.9%	5.6%	61.6%	78

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the six months ended June 30, 2006:
Office Properties	32	20	353,508	196,093	12.8%	0.9%	53.7%	82
Industrial Properties	5	6	53,864	412,372	8.0	0.3	94.1	65

Total portfolio	37	26	407,372	608,465	11.4%	0.8%	75.7%	74

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding our in-process and committed office development and redevelopment projects as of June 30, 2006. See further discussion regarding our projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of June 30, 2006(3)	Percent Leased as of June 30, 2006
				($ in millions)
Projects Under Construction
ICC–15333 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2006	4th Qtr 2006	77,015	$20.4	$12.9	100%
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	3rd Qtr 2007 – 4th Qtr 2007	3rd Qtr 2007 – 4th Qtr 2007	465,600	146.4	69.4	100%
Committed Projects
Pacific Corporate Center Sorrento Mesa San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	318,000	78.5	20.4	100%
Kilroy Sabre Springs – Phase III I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	142,726	66.0	9.4	0%

Total In-Process and Committed Projects:			1,003,341	$311.3	$112.1	86%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2006.
(3)	Represents cash paid and costs incurred as of June 30, 2006.

Redevelopment Projects

Project Name / Submarket /City	Pre- and Post- Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs(3)	Total Estimated Investment	Total Costs as of June 30, 2006(4)	Percent Leased as of June 30, 2006
Projects Under Construction
2240 E. Imperial Highway(5) Kilroy Airport Center El Segundo, CA	Lab to Office	2nd Qtr 2007	3rd Qtr 2008	100,978	$5.0	$12.6	$17.6	$5.0	0%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped. See footnote (5) below.
(3)	Represents total projected redevelopment costs at June 30, 2006.
(4)	Represents cash paid and costs incurred as of June 30, 2006.
(5)	We will be redeveloping 100,978 square feet of this building given that Boeing and its predecessor occupied the space for over 20 years. The ground floor which encompasses approximately 18,800 rentable square feet of space is still reflected in the stabilized portfolio numbers of the Kilroy Airport Center, El Segundo complex.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million unsecured revolving line of credit, proceeds received from our disposition program, construction loans and the public or private issuance of debt or equity securities. As of June 30, 2006, our total debt as a percentage of total market capitalization was 23.0%, and our total debt plus preferred equity as a percentage of total market capitalization was 28.7%.

In April 2006, we modified our Credit Facility to increase the line of credit, reduce the pricing and extend the maturity. The modifications increased the line of credit from $425 million to $550 million. As of June 30, 2006, we had borrowings of $202 million outstanding under the Credit Facility and availability of approximately $348 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (6.36% at June 30, 2006). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.7%. We also extended the maturity of the Credit Facility from October 2007 to April 2010 with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio, as compared to a range of 0.20% to 0.30% prior to the modification. We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In May 2006, we completed a public offering for two million shares of our common stock. These shares were registered under a shelf registration statement that we filed on Form S-3 with the SEC in March 2006. The registration statement was automatically effective and registered an unspecified amount of equity securities that we may sell in primary offerings. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $136.1 million. We intend to use the net proceeds from the offering to fund a portion of our development pipeline and for other general corporate purposes. Pending application of the net proceeds for the foregoing purposes, we used all of the net proceeds to temporarily repay borrowings under our unsecured revolving credit facility.

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

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at June 30, 2006.

The composition of our aggregate debt balances at June 30, 2006 and December 31, 2005 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Secured vs. unsecured:
Secured	57.4%	56.2%	6.0%	5.9%
Unsecured	42.6	43.8	5.9	5.5
Fixed-rate vs. variable rate:
Fixed rate(1)(2)	73.1	71.3	5.8	5.8
Variable rate	26.9%	28.7%	6.2	5.4
Total debt			5.9	5.7
Total debt including loan fees			6.2%	6.0%

(1)	Although our derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), they are intended to manage our exposure to interest rate risk. We do not enter into derivative instruments for speculative purposes. Since we believe the derivative instruments are highly effective in offsetting the variable rate cash flows of our debt from an economic perspective, the effect of these derivative instruments is taken into account in evaluating the overall composition of the fixed versus floating nature of our debt instruments on the table above.
(2)	At June 30, 2006 and December 31, 2005, we had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of our variable rate debt at 2.98%.

Following is our total market capitalization as of June 30, 2006:

	Shares/Units at June 30, 2006	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(000’s)
Debt:
Secured debt		$465,562	13.2%
Unsecured senior notes		144,000	4.1
Unsecured line of credit		202,000	5.7

Total debt		811,562	23.0

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	2.1
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.1
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	2.5
Common Units Outstanding(3)	2,625,631	189,702	5.4
Common Shares Outstanding(3)	32,091,779	2,318,631	65.9

Total equity		2,709,833	77.0

Total Market Capitalization		$3,521,395	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on the closing price per share of our common stock of $72.25 at June 30, 2006.

Contractual Obligations

During the three and six months ended June 30, 2006, there were no material changes outside the ordinary course of our business in our contractual obligations as described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

In April 2006, we executed a lease agreement with a new tenant under which we committed to develop a new building. See additional information regarding this lease and development project under the captions “—Factors that May Influence Future Results of Operations—Development and redevelopment programs” and “—Development and Redevelopment” in this report. This contract increased our development commitments by $20 million and $38 million for 2006 and 2007, respectively. These additional amounts represent the remaining estimated total investment for this new committed project, excluding capitalized interest. The timing of these expenditures may fluctuate in any given period subject to the progress of the construction.

Capital Commitments

As of June 30, 2006, we had two development projects and one redevelopment project that were under construction. These projects have a total estimated investment of approximately $179 million, including capitalized interest. We have incurred aggregate costs of approximately $82 million on these projects as of June 30, 2006, and currently project we could spend approximately $58 million of the remaining $97 million of presently budgeted development costs during the remainder of 2006. Also as of June 30, 2006, we had committed to develop two development projects. These projects have a total estimated investment of $145 million. We have incurred aggregate costs of $30 million as of June 30, 2006 and project we could spend approximately $41 million during the remainder of 2006.

During 2005, we added one redevelopment property to our stabilized portfolio of operating properties, which has not reached stabilized occupancy. Depending on leasing activity, we are currently projecting to spend approximately $7 million for this project during the remainder of 2006, of which approximately $2.4 million represents commitments for leasing costs and tenant improvements under executed leases. We also estimate we could spend an additional $40 million on other development projects during the remainder of 2006, depending upon market conditions. See additional information regarding our in-process development portfolio under the caption “—Development and Redevelopment” and sources of capital under the caption “—Liquidity and Capital Resources—Current Sources of Capital and Liquidity” above.

As of June 30, 2006, we had executed leases that committed us to approximately $21 million in unpaid leasing costs and tenant improvements and we had contracts outstanding for approximately $1 million in capital improvements at June 30, 2006. During the remainder of 2006, we plan to spend approximately $10 million to $11 million in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Commitments

In 2005, we entered into a contract to purchase a 24-acre undeveloped land parcel in Carlsbad, California for approximately $15.8 million and paid $500,000 of non-refundable deposits. We expect to complete this purchase transaction in the first quarter of 2007.

Off-Balance Sheet Arrangements

As of June 30, 2006 and the date of this report, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash used in operating activities fluctuated by $54.6 million, or 103.2%, to $1.7 million cash used in operating activities for the six months ended June 30, 2006, compared to $52.9 million cash provided by operating activities for the six months ended June 30, 2005. The change is primarily attributable to a $71.7 million cash payment made to our executive officers in January 2006, which represented the total amount earned under a special long-term compensation plan (see Note 6 to our consolidated financial statements for further information about the program). The increase in cash expenditures for operating activities was partially offset by an increase in cash received from tenants attributable to an incremental improvement in occupancy and rental rates, an increase in cash received for lease termination fees and the timing of rents received in advance during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

Net cash used in investing activities increased by $27.9 million, or 110.2%, to $53.2 million for the six months ended June 30, 2006, compared to $25.3 million cash for the six months ended June 30, 2005. The increase was primarily attributable to an increase in expenditures for development projects, lower net proceeds from the disposition of operating properties and an increase in escrow deposits for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.

Net cash provided in financing activities fluctuated $84.3 million, or 341.1%, to $59.6 million cash provided by financing activities for the six months ended June 30, 2006, compared to $24.7 million cash used in financing activities for the six months ended June 30, 2005. The increase is primarily attributable to net proceeds of $136.1 million from our common stock offering in May 2006. The increase in cash provided by financing activities for the period ended June 30, 2006 was partially offset by the net repayments on our Credit Facility and the financing costs paid in connection with the modification of our Credit Facility in April 2006.

Non-GAAP Supplemental Financial Measure: Funds From Operations

Management believes that FFO is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

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

The following table presents our Funds from Operations, for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) available for common stockholders	$17,975	$(1,636)	$31,502	$11,788
Adjustments:
Minority interest in earnings (loss) of Operating Partnership	1,557	(258)	2,962	1,554
Depreciation and amortization of real estate assets	18,098	16,589	35,607	33,383
Net gain on dispositions of operating properties			(5,655)	(5,779)

Funds From Operations(1)	$37,630	$14,695	$64,416	$40,946

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

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

Information about our changes in interest rate risk exposures from December 31, 2005 to June 30, 2006 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial and derivative instruments at June 30, 2006 and December 31, 2005. All of our interest rate sensitive financial and derivative instruments are held for purposes other than trading purposes. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on our variable-rate debt ranged from LIBOR plus 0.90% to LIBOR plus 1.10% at June 30, 2006 and December 31, 2005. For the interest rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at June 30, 2006 and December 31, 2005. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2005.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						June 30, 2006		December 31, 2005
	Remaining 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate					$202.0		$202.0	$202.0	$225.0	$225.0
Variable-rate index					LIBOR		LIBOR		LIBOR
Fixed-rate					$61.0	$83.0	$144.0	$142.8	$144.0	$150.7
Average interest rate					5.72%	6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5	$31.0			$66.5	$66.5	$66.5	$66.5
Variable-rate index			LIBOR	LIBOR			LIBOR		LIBOR
Fixed-rate	$5.2	$31.7	$81.8	$81.3	$6.2	$192.9	$399.1	$400.4	$406.8	$417.7
Average interest rate	6.48%	6.60%	4.11%	7.15%	6.57%	6.06%	5.94%		5.96%
Interest-Rate Derivative Instruments:
Interest-rate swap agreements:
Notional amount	$50.0						$50.0	$0.6	$50.0	$0.8
Fixed-pay interest rate	2.98%						2.98%		2.98%
Floating receive rate index	LIBOR

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

As of June 30, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS—None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of our stockholders on May 18, 2006, our stockholders elected John B. Kilroy, Jr. (26,839,293 votes for and 586,682 votes withheld) and Dale F. Kinsella (26,369,882 votes for and 1,056,093 votes withheld) as directors of the Company for a term expiring in the year 2009. Our stockholders also approved the Kilroy Realty 2006 Incentive Award Plan (22,480,500 votes for, 2,850,911 votes against, 16,482 abstentions, and 2,078,083 broker non-votes).

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (4)(5)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997 (1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

Exhibit Number	Description

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (13)

10.1	Amendment No. 2 to Fourth Amended and Restated Revolving Credit Agreement, effective as of April 26, 2006 (14)

31(i).1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(i).2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.
(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.
(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.
(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.
(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.
(13)	Previously filed as an exhibit to the Registration Statement on Form S-8 (No. 333-135385).
(14)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2006.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)