Form 10-Q
period 2006-09-30
KILROY REALTY CORP
filed 2006-11-02
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 32,388,881 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$315,113	$321,988
Buildings and improvements	1,472,438	1,494,958
Undeveloped land and construction in progress	218,162	137,025

Total real estate held for investment	2,005,713	1,953,971
Accumulated depreciation and amortization	(436,940)	(416,597)

Total real estate assets, net	1,568,773	1,537,374

CASH AND CASH EQUIVALENTS	7,750	3,881
RESTRICTED CASH	1,302	703
FUNDS HELD AT QUALIFIED INTERMEDIARY FOR SECTION 1031 EXCHANGE (Note 2)	43,794
CURRENT RECEIVABLES, NET	3,168	5,759
DEFERRED RENT RECEIVABLES, NET	60,535	55,048
NOTE RECEIVABLE	11,126	11,213
DEFERRED LEASING COSTS AND OTHER RELATED INTANGIBLES, NET	48,790	50,074
DEFERRED FINANCING COSTS, NET (Note 4)	5,754	5,256
PREPAID EXPENSES AND OTHER ASSETS	8,807	5,166

TOTAL ASSETS	$1,759,799	$1,674,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt	$463,005	$473,282
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 3)	230,000	225,000
Accounts payable, accrued expenses and other liabilities	66,230	134,558
Accrued distributions (Note 12)	19,610	17,856
Rents received in advance, tenant security deposits and deferred revenue	41,462	36,410

Total liabilities	964,307	1,031,106

COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTERESTS (Note 5):
7.45% Series A Cumulative Redeemable Preferred unitholders	73,638	73,638
Common unitholders of the Operating Partnership	40,338	50,462

Total minority interests	113,976	124,100

STOCKHOLDERS’ EQUITY (Note 6):
Preferred Stock, $.01 par value, 22,140,000 shares authorized, none issued and outstanding
7.45% Series A Cumulative Redeemable Preferred Stock, $0.1 par value, 1,500,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,388,881 and 28,970,703 shares issued and outstanding, respectively	324	289
Additional paid-in capital	670,715	523,609
Deferred compensation (Note 1)		(1,998)
Distributions in excess of earnings	(111,105)	(124,214)

Total stockholders’ equity	681,516	519,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,759,799	$1,674,474

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$56,641	$53,387	$169,142	$159,215
Tenant reimbursements	5,890	5,721	17,657	17,318
Other property income	521	187	1,656	810

Total revenues	63,052	59,295	188,455	177,343

EXPENSES:
Property expenses	11,457	10,720	32,460	29,977
Real estate taxes	4,746	4,020	14,210	12,673
Provision for bad debts	56	(617)	637	783
Ground leases	514	410	1,507	1,258
General and administrative expenses	5,673	18,400	15,322	41,214
Interest expense	10,312	9,570	33,491	28,535
Depreciation and amortization	17,908	16,040	53,263	49,035

Total expenses	50,666	58,543	150,890	163,475

OTHER INCOME AND EXPENSE:
Interest and other income	359	223	841	334
Net settlement receipts on interest rate swaps	299	183	747	143
(Loss) gain on derivative instruments	(324)	115	(580)	479

Total other income	334	521	1,008	956

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,720	1,273	38,573	14,824

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(1,397)	(4,191)	(4,191)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(601)	296	(2,171)	(397)

Total minority interests	(1,998)	(1,101)	(6,362)	(4,588)

INCOME FROM CONTINUING OPERATIONS	10,722	172	32,211	10,236

DISCONTINUED OPERATIONS (Note 10):
Revenues from discontinued operations (Note 8)	6	1,043	11,534	4,390
Expenses from discontinued operations	(444)	(448)	(1,421)	(2,185)
Net gain on dispositions of discontinued operations	25,603	17,831	31,259	23,610
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,911)	(2,125)	(3,304)	(2,987)

Total income from discontinued operations	23,254	16,301	38,068	22,828

NET INCOME	33,976	16,473	70,279	33,064

PREFERRED DIVIDENDS	(2,402)	(2,402)	(7,206)	(7,206)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$31,574	$14,071	$63,073	$25,858

Income (loss) from continuing operations per common share—basic (Note 11)	$0.26	$(0.08)	$0.81	$0.11

Income (loss) from continuing operations per common share—diluted (Note 11)	$0.26	$(0.08)	$0.81	$0.11

Net income per common share—basic (Note 11)	$0.98	$0.49	$2.04	$0.90

Net income per common share—diluted (Note 11)	$0.98	$0.49	$2.03	$0.90

Weighted average shares outstanding—basic (Note 11)	32,199,885	28,760,474	30,906,319	28,685,609

Weighted average shares outstanding—diluted (Note 11)	32,323,675	28,760,474	31,044,314	28,840,527

Dividends declared per common share	$0.53	$0.51	$1.59	$1.53

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2005	$121,582	28,970,703	$289	$523,609	$(1,998)	$(124,214)	$519,268
Change in accounting principle (Note 1)				(1,998)	1,998		—
Net income						70,279	70,279
Issuance of common stock (Note 6)		2,000,000	20	136,039			136,059
Issuance of nonvested shares of common stock (Note 6)		87,067	1	1,304			1,305
Exercise of stock options.		31,000		760			760
Non-cash amortization of nonvested stock grants				2,466			2,466
Exchange of common units of the Operating Partnership (Note 5)		1,340,986	14	35,707			35,721
Repurchase of common stock (Note 6)		(40,875)		(2,891)			(2,891)
Adjustment for minority interest (Note 1)				(24,281)			(24,281)
Preferred dividends						(7,206)	(7,206)
Dividends declared per common share ($1.59 per share)						(49,964)	(49,964)

BALANCE AT SEPTEMBER 30, 2006	$121,582	32,388,881	$324	$670,715	$—	$(111,105)	$681,516

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,279	$33,064
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	53,585	49,464
Increase (decrease) in provision for uncollectible tenant receivables	402	(333)
Increase in provision for uncollectible deferred rent receivables	241	1,126
Distributions on Cumulative Redeemable Preferred units	4,191	4,191
Minority interests in earnings of Operating Partnership	5,475	3,384
Depreciation of furniture, fixtures and equipment	639	579
Non-cash amortization of nonvested stock grants	2,657	2,622
Non-cash amortization of deferred financing costs	909	1,034
Amortization of above/below market rents, net	(1,113)	(915)
Net gain on dispositions of operating properties	(31,259)	(23,610)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(1,717)	(1,602)
Loss (gain) on derivative instruments	580	(479)
Non-cash gain on lease termination (Note 8)	(2,334)
Net settlement receipts on interest rate swaps	(747)	(143)
Other	68	3
Changes in assets and liabilities:
Current receivables	2,189	1,482
Deferred rent receivables	(5,834)	(9,046)
Deferred leasing costs	(1,126)	(889)
Prepaid expenses and other assets	(2,623)	(1,175)
Accounts payable, accrued expenses and other liabilities (Note 6)	(69,756)	29,184
Rents received in advance, tenant security deposits and other deferred revenue	7,330	1,695

Net cash provided by operating activities	32,036	89,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(26,710)	(15,619)
Expenditures for development, redevelopment projects and undeveloped land	(77,875)	(28,633)
Acquisition of operating property and undeveloped land		(56,226)
Net proceeds received from dispositions of operating properties (Note 2)	15,508	48,512
Net cash settlement receipts on interest rate swaps	728	33
Increase in escrow deposits	(2,000)	(250)
Increase in restricted cash	(599)	(1,233)
Collections of principal on the note receivable	87

Net cash used in investing activities	(90,861)	(53,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 6)	136,059
Proceeds from issuance of secured debt		35,500
Net borrowings on unsecured line of credit	5,000	32,000
Principal payments on secured debt	(10,277)	(38,214)
Repurchase of common stock (Note 6)	(2,891)	(1,756)
Financing costs	(2,190)	(491)
Proceeds from exercise of stock options	760	971
Dividends and distributions paid to common stockholders and common unitholders	(52,370)	(49,374)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(11,397)	(11,004)

Net cash provided by (used in) financing activities	62,694	(32,368)

Net increase in cash and cash equivalents	3,869	3,852
Cash and cash equivalents, beginning of period	3,881	4,853

Cash and cash equivalents, end of period	$7,750	$8,705

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $7,175 and $6,475 at September 30, 2006 and 2005, respectively	$34,885	$29,086

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$18,400	$16,647

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Note receivable received in connection with the disposition of an operating property		$11,250

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$35,721	$7,309

Issuance of nonvested shares of common stock (Note 6)	$5,893	$4,300

Accrual for expenditures for operating properties and development and redevelopment projects	$15,326	$7,180

Net proceeds from disposition held by a qualified intermediary in connection with a Section 1031 Exchange	$43,794

Non-cash increase in real estate assets in connection with a lease termination (Note 8)	$2,334

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2006 and 2005

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of September 30, 2006, the Company’s stabilized portfolio of operating properties consisted of 84 office buildings (the “Office Properties”) and 45 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.8 million and 4.2 million rentable square feet, respectively, and was 96.2% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes development and redevelopment properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of September 30, 2006, the Company did not have any properties in the lease-up phase. As of September 30, 2006, the Company had five development projects, comprised of eight buildings, under construction, which when completed are expected to encompass an aggregate of approximately 1,149,500 rentable square feet. These development projects are all located in San Diego County. As of September 30, 2006, the Company had one redevelopment property under construction, encompassing approximately 107,000 rentable square feet of an office property in El Segundo, California that was previously occupied by one tenant and its predecessors for over 20 years. The ground floor of the building, which encompasses approximately 18,800 rentable square feet of space, will not be redeveloped and is still included in the Company’s stabilized portfolio.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 93.3% general partnership interest in the Operating Partnership as of September 30, 2006. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest in the Finance Partnership. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company also consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with FASB Interpretation No. 46R (“FIN 46R”). As of December 31, 2005, the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company consolidated one VIE in connection with an agreement entered into in September 2005 to facilitate a Section 1031 tax-deferred property exchange. Under the terms of the agreement, the Company was obligated to purchase the operating property held by the VIE within 180 days of the acquisition of the property to complete the exchange. As of December 31, 2005, the Company had purchased a 38% interest in the property held by the VIE. The Company retained all rights to appreciation and all exposure to depreciation in the value of the property during the period it was held by the VIE. The impact of consolidating the VIE was to increase the Company’s total real estate asset balance by approximately $15.3 million at December 31, 2005. In March 2006, the Company purchased the remaining 62% interest in the property.

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

Significant Accounting Policies

Rental revenue recognition.    Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, the Company evaluates whether it or the tenant is the owner, for accounting purposes, of tenant improvements. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is typically when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

When management concludes that the Company is the owner of tenant improvements, for accounting purposes, the Company records its cost to construct the tenant improvements as an asset. In addition, the Company records the cost of certain tenant improvements paid for or reimbursed by tenants when management concludes that the Company is the owner of such tenant improvements using the criteria discussed above. For these tenant-funded tenant improvements the Company records an equal amount as deferred revenue, which is amortized as additional rental revenue over the term of the related lease. During the three months ended September 30, 2006 and 2005, $0.6 million and $0.5 million, respectively, of this deferred revenue was amortized into rental income. During the nine months ended September 30, 2006 and 2005, $1.7 million and $1.6 million, respectively, of this deferred revenue was amortized into rental income.

When management concludes that the tenant is the owner of tenant improvements, for accounting purposes, the Company records its contribution towards those improvements as a lease incentive to be amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact that the adoption of this interpretation will have on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not expect that the adoption of SAB 108 will have a material impact on the Company’s consolidated financial statements.

Share-Based Incentive Compensation Accounting

At September 30, 2006, the Company had share-based employee option and incentive compensation plans, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income, cash flows from operations, cash flows from financing activities and basic and diluted earnings per share since the Company historically recorded compensation cost for nonvested stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated.

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

2.    Dispositions

During the nine months ended September 30, 2006, the Company sold the following properties to unaffiliated third parties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price
					(in millions)
3735 Imperial Highway Stockton, CA	Industrial	March	1	164,540	$17.0	(1)
9401 and 9451 Toledo Way Irvine, CA	Industrial and Office	September	2	272,000	45.0

Total			3	436,540	$62.0

(1)	Amount was paid in cash.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disposition in September 2006 included one office building, encompassing approximately 27,200 rentable square feet, one industrial building, encompassing approximately 244,800 rentable square feet, and a parcel of undeveloped land adjacent to the buildings. The net cash proceeds from this disposition of approximately $43.8 million are being held at a qualified intermediary, at the Company’s direction, for the purpose of potentially completing a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code (“Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale. As of the date of this report, the Company has identified qualified replacement properties. The funds will be used to acquire those properties or the remaining funds, plus accrued interest, will be returned to the Company on March 15, 2007, the end of the 180-day period.

For the three and nine months ended September 30, 2006, the Company recorded a net gain of approximately $25.6 million and $31.3 million, respectively, in connection with the two dispositions noted above. The income and the net gain on disposition for these properties have been included in discontinued operations for the three and nine months ended September 30, 2006 and 2005 (see Note 10).

3.    Unsecured and Secured Debt

Unsecured Line of Credit

In April 2006, the Company modified its unsecured revolving line of credit (the “Credit Facility”) to increase the line of credit, reduce the pricing and extend the maturity. The modifications increased the line of credit from $425 million to $550 million. As of September 30, 2006 the Company had borrowings of $230 million outstanding under the Credit Facility and availability of approximately $320 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon the Company’s leverage ratio at the time of borrowing (6.18% at September 30, 2006). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.7%. The Company also extended the maturity of the Credit Facility from October 2007 to April 2010, with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio, as compared to a range of 0.20% to 0.30% prior to the modification. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at September 30, 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan fee amortization from continuing operations net of capitalized interest and loan fees for the three and nine months ended September 30, 2006 and 2005. The interest and loan fees are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Gross interest expense and loan fee amortization	$13,296	$12,153	$40,934	$35,347
Less: capitalized interest and loan fee amortization	(2,984)	(2,583)	(7,443)	(6,812)

Net interest expense	$10,312	$9,570	$33,491	$28,535

4.    Derivative Financial Instruments

The following table sets forth the terms and fair market value of the Company’s derivative financial instruments at September 30, 2006:

Type of Instrument	Notional Amount	Index	Rate	Maturity Date	Fair Market Value
	(in thousands)				(in thousands)
Interest rate swap	$25,000	LIBOR	2.98%	December 2006	$119
Interest rate swap	25,000	LIBOR	2.98%	December 2006	119

Total included in deferred financing costs					$238

5.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned a 93.3%, 88.6% and 88.7% common general partnership interest in the Operating Partnership as of September 30, 2006, September 30, 2005 and December 31, 2005, respectively. The remaining 6.7%, 11.4% and 11.3% common limited partnership interest as of September 30, 2006, September 30, 2005 and December 31, 2005, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

The decrease in the common limited partnership interest is primarily due to the number of common limited partnership units of the Operating Partnership that were redeemed for shares of the Company’s common stock since September 30, 2005 and the issuance of two million shares of common stock in May 2006 (see Note 6). From September 30, 2005 to September 30, 2006, 1,388,364 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. During the nine months ended September 30, 2006, 1,340,986 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Stockholders’ Equity and Employee Share-Based Incentive Plans

Common Stock

In May 2006, the Company completed a public offering for two million shares of its common stock. These shares were registered under a shelf registration statement the Company had filed on Form S-3 with the SEC in March 2006. The registration statement was automatically effective and registered an unspecified amount of equity securities that the Company may sell in primary offerings. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $136.1 million. The Company used the net proceeds from the offering to temporarily repay borrowings under the Credit Facility, which the Company continues to use to fund a portion of its development pipeline and for other general corporate purposes.

Share-Based Incentive Plan

The Company establishes incentive award plans for the purpose of attracting and retaining officers, key employees and non-employee board members. The Company’s Board of Directors adopted the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (“nonvested shares”), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the 2006 Plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. As of September 30, 2006, no awards have been issued under the 2006 Plan. The Company anticipates issuing awards under the 2006 Plan in the first quarter of 2007 in connection with the 2006 incentive award programs approved for the Company’s executive officers, which are described below. All of the Company’s previously issued share-based awards were issued under the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which was terminated by the Company’s Board of Directors in September 2006. Any awards outstanding upon the termination of the 1997 Plan remain outstanding and in full force and effect in accordance with the terms of such plan and the applicable award agreement.

The Executive Compensation Committee, comprised of three independent directors who are not officers of the Company, historically has granted nonvested shares of common stock to employees and non-employee board members on an annual basis under different programs, which are described below. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or not and are not returnable to the Company if the underlying shares ultimately do not vest. The compensation cost that has been charged against income for all share-based compensation programs was $1.1 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $2.7 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively. Share-based compensation cost capitalized as part of real estate assets was $0.1 million for both the three months ended September 30, 2006 and 2005 and $0.4 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Executive Officer Share-Based Compensation Program

The Executive Compensation Committee determines compensation for the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”). Historically, the Executive Compensation Committee has annually approved programs for the Company’s Executive Officers for the potential issuance of nonvested shares of common stock as part of their annual and long-term incentive

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation. The number of shares that have been issued has historically been contingent upon both individual performance and certain corporate performance and market conditions. The Company recognizes compensation cost for these awards over the requisite service period, which includes both the performance and service vesting periods and begins on the date the award is authorized by the Executive Compensation Committee using the accelerated attribution expense method. The share awards are generally awarded in the first quarter after the end of the performance period, which is the same as the Company’s fiscal year end. The share awards issued generally have a service vesting period equal to one to three years, depending on the type of award.

In January 2006, the Executive Compensation Committee awarded an aggregate of 52,904 nonvested shares of common stock to the Executive Officers under the approved 2005 program for the 2005 performance period. The total compensation cost for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $66.13 on the grant date of January 11, 2006. Of the shares awarded, 11,343 vest at the end of a one-year period and 41,561 vest in equal annual installments over a two-year period.

In April 2006, the Executive Compensation Committee approved the 2006 Annual Incentive Award Program for the Executive Officers that will allow the Executive Officers to receive an award of nonvested shares of common stock as part of their annual incentive compensation, provided that certain pre-established target levels for specific corporate performance measures are achieved for the fiscal year ending December 31, 2006. The Company anticipates that the nonvested stock will be issued during the first quarter of 2007. The Company will recognize compensation cost over the requisite service period, which began in April 2006 upon authorization of the program, and will end at the end of the one-year service vesting period. During the performance period, the Company estimates the total value of the potential future award based on management’s estimate of the potential achievement of the pre-established target levels for specific corporate performance measures for the fiscal year ending December 31, 2006 and records the associated compensation cost for the period based on the portion of the requisite service period that has elapsed through the end of the reporting period. For the three and nine months ended September 30, 2006, the Company recognized approximately $0.2 million and $0.3 million, respectively, of estimated compensation cost for this program.

In September 2006, the Executive Compensation Committee approved the 2006 Annual Long-Term Incentive Program and an additional component of the 2006 Annual Incentive Award Program, the Annual Bonus Exceptional Performance Program, for the Executive Officers that will allow the Executive Officers to earn bonus compensation in the event that certain pre-established target levels for specific corporate performance measures (adopted by the Executive Compensation Committee in April 2006) are achieved for the fiscal year ending December 31, 2006. Individual awards under each program will be paid in nonvested stock or, if available and at the employee’s option, in long-term incentive program partnership units of Kilroy Realty, L.P. (“LTIP Units”) that, subject to vesting and other conditions, will in the future become exchangeable on a one-for-one basis for shares of the Company’s common stock or, at the election of the Company, cash. The Company anticipates that the nonvested stock or LTIP Units will be issued during the first quarter of 2007. The Company will recognize compensation costs using the accelerated attribution expense method over the requisite service periods, which began in September 2006 upon authorization of the program and, based on the Company’s current estimate, will end at the completion of the respective service vesting periods. Shares issued under the 2006 Annual Long-Term Incentive Program will vest 50% on December 31, 2007 and 50% on December 31, 2008. Shares issued under the Annual Bonus Exceptional Performance Program will vest 34% on December 31, 2007, 33% on December 31, 2008 and 33% on December 31, 2009. Vesting is based on continued employment through the applicable vesting date. During the performance period, the Company estimates the total value of the potential future awards based on management’s estimate of the potential achievement of the pre-established target levels for specific corporate performance measures for the fiscal year ending December 31, 2006 and records the associated compensation cost for the period based on the portion of the requisite service period that

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has elapsed through the end of the reporting period. For both the three and nine months ended September 30, 2006, the Company recognized approximately $0.2 million of estimated compensation cost for these programs.

Key Employee Share-Based Compensation Program

In addition to the executive compensation programs, the Executive Compensation Committee has historically awarded nonvested shares of common stock to certain key employees on an annual basis as part of their long-term incentive compensation. The Company recognizes compensation cost for these awards over the service vesting periods, which represent the requisite service periods, using the straight-line attribution expense method. The individual share awards vest in equal annual installments over the respective service vesting periods, which historically ranged from two to five years.

In February 2006, the Executive Compensation Committee granted an aggregate of 32,429 nonvested shares of common stock to certain key employees for the 2005 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $70.16 on the grant date of February 16, 2006. These shares vest in equal annual installments over a five-year period.

Non-employee Board Members Share-Based Compensation Program

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

In May 2006, the Executive Compensation Committee granted an aggregate of 1,734 nonvested shares of common stock to non-employee board members. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $69.24 on the grant date of May 15, 2006. These shares vest in equal annual installments over a two-year period.

A summary of the Company’s nonvested shares as of January 1, 2006 and changes during the nine months ended September 30, 2006, is presented below. All nonvested shares are subject only to service vesting conditions:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	155,309	$39.18
Granted	87,067	$67.69
Vested	(95,424)	$38.54
Forfeited	—	—

Nonvested at September 30, 2006	146,952	$56.49

As of September 30, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested shares granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years. The $4.1 million of unrecognized compensation cost does not reflect the potential future compensation cost related to the share-based incentive compensation programs

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved in 2006 for the Executive Officers since the awards under these programs will not be granted until 2007. The compensation cost that will be recorded in future periods related to these programs will be based on the Company’s ultimate achievement of the pre-established target levels for specific corporate performance measures at the end of the fiscal year ending December 31, 2006 outlined in each of the programs. During the nine months ended September 30, 2006 and 2005, 87,067 nonvested shares were granted at a weighted-average grant-date fair value of $67.69 per share and 103,806 nonvested shares were granted at a weighted-average grant-date fair value of $41.43 per share, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $6.7 million and $4.7 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

During the nine months ended September 30, 2006, the Company accepted the return, at the then applicable current per share quoted market price on the NYSE, of 40,875 shares of its common stock in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Stock Options

The Company has not issued stock options since 2002, and all stock options were fully vested as of December 31, 2005. At September 30, 2006, an aggregate of 47,000 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $24.33. The outstanding options had a weighted average remaining contractual life of 2.6 years. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

The Company’s stock option activity for the nine months ended September 30, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	78,000	$24.41
Granted	—	—
Exercised(1)	(31,000)	24.52
Cancelled	—	—

Outstanding at September 30, 2006	47,000	$24.33

(1)	Represents a cash exercise in which the Company received $0.8 million in exchange for shares of its common stock.

The total intrinsic value of the 31,000 options exercised during the nine months ended September 30, 2006 was $1.3 million. During the nine months ended September 30, 2005, 41,231 options were exercised with a total intrinsic value of $1.0 million.

Special Long-term Incentive Compensation Plan

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s Executive Officers. The program provided for cash compensation to be earned at December 31, 2005 if the Company attained certain performance measures based on annualized total stockholder returns on an absolute and relative basis over an approximate three-year measurement period. In January 2006, the Executive Compensation Committee approved the payment of a cash award of $71.7 million,

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representing the amount earned by the Company’s Executive Officers under the plan for the approximate three-year period ended December 31, 2005. The award was paid to the Company’s Executive Officers in January 2006 and was funded with borrowings under the Company’s Credit Facility. During the three and nine months ended September 30, 2005, compensation expense related to the special compensation program was approximately $13.9 million and $28.1 million, respectively, which was included in general and administrative expenses.

7.    Commitments and Contingencies

Purchase Commitment—In 2005, the Company entered into a contract to purchase a 24-acre undeveloped land parcel in Carlsbad, California for approximately $15.8 million and paid $500,000 of non-refundable deposits. The Company expects to complete the purchase during the first quarter of 2007.

Other Contingencies—In October 2005, one of the Company’s industrial properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million of reimbursements from the Company’s insurance carrier and accrued an additional $0.2 million receivable from the insurance carrier since the Company expects to be fully reimbursed for this loss. The Company anticipates the total insurance proceeds will exceed the carrying value of the damaged components; therefore, the Company expects it could record a gain when the cash is received from the insurance carrier in accordance with Financial Accounting Standards Board Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets (“FIN 30”). As of September 30, 2006, the Company had not yet received any additional insurance proceeds.

8.    Other Property Income

In 2003, one of the Company’s tenants, Brobeck, Phleger & Harrison LLP (“Brobeck”), defaulted on its lease, and the Company exercised its right to terminate the lease as a result of such default. Following the lease termination, certain creditors of Brobeck filed an involuntary bankruptcy petition against Brobeck, and the bankruptcy court entered an order for relief under Chapter 7 of the Bankruptcy Code. The Company filed a proof of claim against Brobeck’s bankruptcy estate for its lease termination/rejection damages, and in February 2006, the Company received a distribution of approximately $0.8 million in connection with the claim. As a result of the payment received, the Company recorded a $0.7 million net lease termination fee, which was reported in other property income.

In May 2006, the Company recognized $9.8 million of other property income resulting from the early termination of a lease at an industrial property in Irvine, California, which encompassed approximately 244,800 rentable square feet. Of the $9.8 million recognized, $7.5 million represented the net lease termination fee, which was comprised of $9.0 million received in cash offset by a write-off of a $1.5 million deferred receivable balance associated with the lease. The remaining $2.3 million represented a non-cash gain on the lease termination related to the tenant’s obligation to replace the property’s roof, in accordance with the original lease and the lease termination agreement. The Company recorded the $2.3 million cost of the roof paid by the tenant as a capital asset and recognized the associated gain in other property income. In September 2006, the Company sold this property and therefore reclassified all income associated with the property to discontinued operations for all periods presented (see Notes 2 and 10).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Office Properties:
Operating revenues(1)	$54,849	$51,248	$163,137	$153,212
Property and related expenses	15,339	13,424	44,797	41,178

Net operating income, as defined	39,510	37,824	118,340	112,034

Industrial Properties:
Operating revenues(1)	8,203	8,047	25,318	24,131
Property and related expenses	1,434	1,109	4,017	3,513

Net operating income, as defined	6,769	6,938	21,301	20,618

Total Reportable Segments:
Operating revenues(1)	63,052	59,295	188,455	177,343
Property and related expenses	16,773	14,533	48,814	44,691

Net operating income, as defined	46,279	44,762	139,641	132,652

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	46,279	44,762	139,641	132,652
Unallocated other income:
Total other income	334	521	1,008	956
Other unallocated expenses:
General and administrative expenses	5,673	18,400	15,322	41,214
Interest expense	10,312	9,570	33,491	28,535
Depreciation and amortization	17,908	16,040	53,263	49,035

Income from continuing operations before minority interests	12,720	1,273	38,573	14,824
Minority interests attributable to continuing operations	(1,998)	(1,101)	(6,362)	(4,588)
Income from discontinued operations	23,254	16,301	38,068	22,828

Net income	33,976	16,473	70,279	33,064
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Net income available for common stockholders	$31,574	$14,071	$63,073	$25,858

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2006 and 2005, discontinued operations included the net income of all properties sold during the nine months ended September 30, 2006 through the date of the respective dispositions (See Note 2). For the three and nine months ended September 30, 2005, discontinued operations also included the net income of all properties sold during the year ended December 31, 2005 through the date of the respective dispositions. The net gain on sale is included in the period in which a property was sold. In connection with the disposition of the building sold in March 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
REVENUES:
Rental income	$—	$910	$1,553	$3,825
Tenant reimbursements	—	133	212	534
Other property income(1)	6	—	9,769	31

Total revenues	6	1,043	11,534	4,390

EXPENSES:
Property expenses	86	93	177	518
Real estate taxes	43	114	187	481
Provision for bad debts	—	6	6	12
Interest expense	—	51	90	165
Depreciation and amortization	315	184	961	1,009

Total expenses	444	448	1,421	2,185

(Loss) income from discontinued operations before net gain and minority interest	(438)	595	10,113	2,205
Net gain on dispositions of discontinued operations	25,603	17,831	31,259	23,610
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(1,911)	(2,125)	(3,304)	(2,987)

Total income from discontinued operations	$23,254	$16,301	$38,068	$22,828

(1)	In May 2006, the Company recognized approximately $9.8 million of other property income resulting from the early termination of a lease at the industrial property that was sold in September 2006 (see Note 8).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income (loss) available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$10,722	$172	$32,211	$10,236
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Income (loss) from continuing operations available for common stockholders	8,320	(2,230)	25,005	3,030
Discontinued operations	23,254	16,301	38,068	22,828

Net income available for common stockholders—numerator for basic and diluted earnings per share	$31,574	$14,071	$63,073	$25,858

Denominator:
Basic weighted average shares outstanding	32,199,885	28,760,474	30,906,319	28,685,609
Effect of dilutive securities—stock options and nonvested shares	123,790		137,995	154,918

Diluted weighted average shares and common share equivalents outstanding	32,323,675	28,760,474	31,044,314	28,840,527

Basic earnings (loss) per share:
Income (loss) from continuing operations available for common stockholders	$0.26	$(0.08)	$0.81	$0.11
Discontinued operations	0.72	0.57	1.23	0.79

Net income available for common stockholders	$0.98	$0.49	$2.04	$0.90

Diluted earnings (loss) per share:
Income (loss) from continuing operations available for common stockholders	$0.26	$(0.08)	$0.81	$0.11
Discontinued operations	0.72	0.57	1.22	0.79

Net income available for common stockholders	$0.98	$0.49	$2.03	$0.90

For the three months ended September 30, 2005, the effect of the assumed exercise of the 78,000 outstanding stock options and the effect of the 155,309 nonvested shares of common stock were not included in

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the diluted earnings per share calculation as their effect was antidilutive to the loss from continuing operations available for common stockholders.

12.    Subsequent Events

On October 18, 2006, aggregate dividends and distributions of $18.4 million were made to common stockholders and common unitholders of record on September 29, 2006.

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

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust, or REIT. We own our interests in all of our properties through Kilroy Realty, L.P., or the Operating Partnership, and Kilroy Realty Finance Partnership, L.P., or the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 93.3% and 88.6% general partnership interest in the Operating Partnership as of September 30, 2006 and 2005, respectively. We conduct substantially all of our development activities through Kilroy Services, LLC, a wholly-owned subsidiary of the Operating Partnership.

Critical Accounting Policies

Rental revenue recognition.    Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we or the tenant are the owner, for accounting purposes, of tenant improvements. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is typically when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

The determination of who owns tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider various factors. However, no one factor is determinative in reaching a conclusion. The factors include but are not limited to the following:

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

When management concludes that we are the owner of tenant improvements, for accounting purposes, we record the cost to construct the tenant improvements as an asset. In addition, we record the cost of certain tenant improvements paid for or reimbursed by tenants when management concludes that we are the owner of such tenant improvements using the criteria discussed above. For these tenant-funded tenant improvements we record an equal amount as deferred revenue, which is amortized as additional rental revenue over the term of the related lease. During the three months ended September 30, 2006 and 2005, $0.6 million and $0.5 million, respectively, of this deferred revenue was amortized into rental income. During the nine months ended September 30, 2006 and 2005, $1.7 million and $1.6 million, respectively, of this deferred revenue was amortized into rental income.

When management concludes that the tenant is the owner of tenant improvements, for accounting purposes, we record our contribution towards those improvements as a lease incentive to be amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

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

Rental rates.    The increase in rental rates on a GAAP basis was 12.3% and 11.4% for the three and nine months ended September 30, 2006, respectively. On a cash basis, the increase in rental rates was 5.5% and 1.2% for the three and nine months ended September 30, 2006, respectively. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that at September 30, 2006 the average rental rates for our Properties were between 5% and 10% below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 460,500 square feet, or 3.8%, of currently available space in our stabilized portfolio, leases representing approximately 3.7% and 12.3% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2006 and in 2007, respectively. The leases scheduled to expire during the remainder of 2006 and the leases scheduled to expire in 2007 represent approximately 0.9 million square feet of office space, or 8.3%, of our total annualized base rent, and 0.9 million square feet of industrial space, or 2.7%, of our total annualized base rent, respectively. We believe that the average rental rates for leases scheduled to expire during the remainder of 2006 and in 2007 are between 10% and 15% below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our Properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in 2006, based on third-party reports of positive net absorption and decreased levels of direct vacancy. Our Los Angeles stabilized office portfolio of 3.0 million rentable square feet was 92.9% occupied at September 30, 2006, compared to 90.6% occupied at December 31, 2005. As of September 30, 2006, leases representing an aggregate of approximately 21,800 and 116,000 rentable square feet are scheduled to expire during the remainder of 2006 and in 2007, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2006 and in 2007 represents approximately 4.8% of the total occupied rentable square feet in this portfolio at September 30, 2006.

The El Segundo submarket continues to improve, and our leasing efforts are showing steady progress. During the third quarter of 2005, one redevelopment project, which is located in a two-building office complex in El Segundo, was added to our stabilized office portfolio since one year had passed following substantial completion. This building, which encompasses approximately 241,600 rentable square feet, was 61.9% occupied as of September 30, 2006. As of the date of this report, we have executed leases or letters of intent for approximately 70% of the redeveloped space, an increase from December 31, 2005 when the project was 55% committed. The other building in the office complex, which encompasses approximately 127,900 rentable square feet, was 95.0% occupied as of September 30, 2006. In June 2006 we commenced construction on another redevelopment project, encompassing 107,000 rentable square feet, which represents two floors of an office property in the El Segundo submarket. As of the date of this report, this project was 77% preleased. See additional information regarding this redevelopment project under the caption “—Development and redevelopment programs.” Management expects conditions in the El Segundo submarket to continue to improve given the strength in the neighboring submarkets.

San Diego County.    San Diego County remains one of the strongest submarkets in Southern California based on third-party reports of positive absorption, increased rental rates and continued tenant demand. We continue to expand our presence in this market by aggressively seeking and obtaining development opportunities in the region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Our San Diego stabilized portfolio was 99.7% occupied at September 30, 2006, compared to 94.9% occupied at December 31, 2005. As of September 30, 2006, leases representing an aggregate of approximately 353,500 and 577,700 rentable square feet are scheduled to expire during the remainder of 2006 and in 2007, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2006 and in 2007 represents approximately 23.4% of the total occupied rentable square feet in this region at September 30, 2006. Of the 353,500 rentable square feet scheduled to expire in 2006, 303,000 rentable square feet, or 85.7%, relate to the industrial property we acquired in September 2005 with the intent to redevelop the property. Of the 577,700 rentable square feet scheduled to expire in 2007, approximately 93,000 rentable square feet, or 16.1%, have been re-leased to a new tenant. See additional information regarding these properties under the caption “—Development and redevelopment programs.”

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by the city of San Diego’s current financial difficulties, General Plan and Land Use update, zoning ordinance update and ongoing investigations with respect to the city’s finances. Any of these factors may affect San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material effects arising from this situation.

Orange County.    As of September 30, 2006, our Orange County stabilized industrial portfolio was 95.6% occupied with approximately 163,500 vacant rentable square feet as compared to 99.1% occupied with approximately 34,300 vacant rentable square feet as of December 31, 2005. Included in the Company’s Orange County Industrial Portfolio is one vacant building encompassing approximately 157,500 rentable square feet. The Company is in the process of re-entitling this property for residential use and, if successful, will evaluate the strategic options for the property, including the potential disposition of the asset. As of September 30, 2006, leases representing an aggregate of approximately 26,500 and 592,500 rentable square feet were scheduled to expire during the remainder of 2006 and in 2007, respectively, in this region. The aggregate of rentable square feet set to expire during the remainder of 2006 and in 2007 represents approximately 16.5% of the total occupied rentable square feet in this region at September 30, 2006.

Sublease space.    Of our leased space at September 30, 2006, approximately 315,900 rentable square feet, or 2.6%, of the square footage in our stabilized portfolio, was available for sublease, as compared to 683,800 rentable square feet, or 5.5%, at December 31, 2005. This decrease in rentable square feet available for sublease is primarily due to the disposition of one of our Orange County industrial properties in the third quarter of 2006 (see Note 2 to our consolidated financial statements for additional information). Of the 2.6% of available sublease space in our stabilized portfolio at September 30, 2006, approximately 1.3% was vacant space and the remaining 1.3% was still occupied by the tenant. Approximately 80% and 18% of the available sublease space as of September 30, 2006 is located in the San Diego and Orange County submarkets, respectively. There are no leases with space available for sublease scheduled to expire during the remainder of 2006 and in 2007.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of September 30, 2006, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet of office space under four separate leases, representing 4.1% of total annualized base rental revenues at September 30, 2006. Boeing has one lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, which was extended during the third quarter of 2006 for an additional three-year period and is scheduled to expire in July 2010. In addition to annualized base rental revenues, Boeing was previously obligated to pay approximately $1.2 million in parking revenue to us under a separate parking agreement related to this lease. In accordance with the terms of the recent lease extension, annualized base rental revenues include parking income. The remaining three leases for approximately 211,000, 113,000 and 66,000 rentable square feet are scheduled to expire on December 31, 2007, March 31, 2009 and October 31, 2010, respectively.

Intuit Inc.    As of September 30, 2006, Intuit Inc. (“Intuit”), our third largest office tenant, leased an aggregate of approximately 305,400 rentable square feet of office space under five separate leases, representing approximately 2.9% of our total annualized base rental revenues at September 30, 2006. During the year ended December 31, 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 465,600 rentable square feet of additional space, comprising the entirety of a four-building office complex that we are developing in the Route 56 Corridor submarket in San Diego County for Intuit. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Upon commencement of the term of this new lease, which is anticipated to occur in late 2007, Intuit is projected to become our largest tenant based on its percentage of our total annualized base rental revenues.

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,000 rentable square feet, of which approximately 141,000 rentable square feet is scheduled to expire in August 2007 and the remaining 71,000 rentable square feet is scheduled to expire in August 2009. Intuit also has three leases in Calabasas, California that encompass an aggregate of approximately 90,000 rentable square feet. All three of these leases are scheduled to expire in July 2014. The fifth lease with Intuit is located in Long Beach, California, encompasses 3,000 rentable square feet, and is scheduled to expire in December 2006.

Development and redevelopment programs.    We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We have continued to aggressively seek and obtain development opportunities throughout Southern California and specifically in our core markets, such as the San Diego County region, as it remains one of the strongest markets in Southern California. We have made significant progress in expanding our development program through new lease transactions and targeted acquisitions. As of September 30, 2006, we had five development projects under construction, which when complete are expected to encompass approximately 1,149,500 rentable square feet.

One of the projects is a four-building office complex in the Route 56 Corridor submarket of San Diego County, which has been pre-leased to Intuit. We began construction on two of the four buildings in the fourth quarter of 2005, and construction on the remaining two buildings commenced in the first quarter of 2006. The project, which will encompass an aggregate of approximately 465,600 rentable square feet, is expected to be completed in phases during the third and fourth quarters of 2007. The project has a total estimated investment of approximately $147 million.

In April 2006, we executed a lease agreement with Cardinal Health, Inc. for two buildings, encompassing an aggregate of approximately 411,000 rentable square feet of space in the Sorrento Mesa submarket of San Diego County. The lease includes one building, encompassing approximately 318,000 rentable square feet, which we began construction on in September 2006, and an existing building, encompassing approximately 93,000 rentable square feet, located adjacent to the development site. The existing building is currently occupied by another tenant; however, the lease is scheduled to expire in April 2007. We expect to complete development of the new building in the third quarter of 2007, at which time the lease is expected to commence. The development project has a total estimated investment of approximately $78 million. Upon commencement of this new lease, Cardinal Health, Inc. is expected to become one of our top five tenants based on its percentage of our annualized base rental revenues.

In July 2006, we executed a lease agreement with Scripps Health, our sixth largest tenant as of September 30, 2006, for a new six-story office building, encompassing approximately 146,200 rentable square feet, at our Innovation Corporate Center in the I-15 Corridor submarket of San Diego County. We commenced construction on the project in September 2006 and expect to complete development of the new building in the third quarter of 2008. The lease is expected to commence in the third quarter of 2008. The project has a total estimated investment of approximately $52 million.

In September 2006, we began construction on another office property in the I-15 Corridor submarket of San Diego County encompassing an aggregate of approximately 142,700 rentable square feet of space. The project is located adjacent to an existing two-building office complex, which was approximately 98.3% occupied at September 30, 2006. Development is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $66 million. As of September 30, 2006 the project had not been pre-leased.

The fifth project under construction is the final phase of a three-building corporate headquarters in our Innovation Corporate Center, located in the I-15 Corridor submarket of San Diego County, which has been pre-leased to Accredited Home Lenders. Two of the buildings, encompassing an aggregate of approximately 103,000 rentable square feet, were completed and added to the stabilized portfolio in the fourth quarter of 2005. We expect to complete the third building, which encompasses approximately 77,000 rentable square feet, in the fourth quarter of 2006. The total estimated investment for the three buildings is approximately $44 million. See additional information regarding our active development portfolio under the caption “—Development and Redevelopment” below.

In 2005, we entered into a contract to purchase a 24-acre land parcel in the northern San Diego County submarket of Carlsbad, California for approximately $15.8 million. Upon successful completion of the transaction, which is expected to occur in the first quarter of 2007, we plan to develop between 250,000 and 350,000 rentable square feet of office space on the site. The total estimated investment for this project is approximately $75 million to $105 million.

Our development pipeline also includes an additional 51.6 acres of undeveloped land located in the coastal submarkets of northern San Diego County. Combined with the potential Carlsbad acquisition, we believe we will have the potential to develop over 1.5 million rentable square feet of office space, which we expect to develop over the next three to five years. Included in our development pipeline is a 20-acre property that we acquired in September 2005. The site includes entitlements to build approximately 1.8 million square feet of office or light industrial space. We had leased the existing building, which encompasses approximately 303,000 rentable square feet, to the previous owner for a one-year period. This lease expired on September 30, 2006. In October 2006, we took the building out of service and are currently evaluating development and redevelopment plans for the site. We currently anticipate developing the site in phases depending on lease activity and market conditions.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where no land available for development exists. At the end of June 2006, we began redevelopment on approximately 107,000 rentable square feet of an office property in El Segundo, California that was occupied by Boeing and its predecessors for over 20 years. The ground floor of the building, which encompasses approximately 18,800 rentable square feet of space, is not being redeveloped and is still reflected in our stabilized portfolio. The total estimated investment for this redevelopment project is approximately $18 million, of which $1 million has been spent to-date and $5 million represents the net depreciated carrying value of the building allocated to the project at the commencement of redevelopment. As of the date of this report, this project was 77% preleased.

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

Incentive Compensation.    Our Executive Compensation Committee, comprised of three independent directors, determines compensation, including equity and cash incentive programs, for our Executive Officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our Executive Officers based on certain performance measures, including financial, operating and development targets. During 2006, our Executive Compensation Committee approved incentive award programs for our Executive Officers that will allow the Executive Officers to receive bonus compensation in the event that certain pre-established target levels for specific corporate performance measures (adopted by the Executive Compensation Committee in April 2006) are achieved for the fiscal year ending December 31, 2006. The general provisions of the new programs were previously reported on Form 8-Ks filed with the SEC on April 20, 2006 and September 22, 2006. The full value of these potential awards is not reflected in the financial statements for the period ended September 30, 2006 since, in accordance with SFAS 123(R), we did not begin recording the amortization of compensation cost until the programs were formally approved. The compensation cost associated with the potential future awards will be determined based on the ultimate achievement of these pre-established target levels for specific corporate performance measures for the fiscal year ending December 31, 2006 and will be amortized into earnings during the requisite service period, which is currently estimated to be through the end of the applicable vesting periods. For further information regarding the executive share-based incentive programs, see Note 6 to our consolidated financial statements. In addition, our Executive Compensation Committee is presently considering a new long-term incentive compensation program for our Executive Officers. Depending on the nature of future programs put in place by the Executive Compensation Committee, accrued incentive compensation could be affected by the performance of our common stock, market conditions and the Company’s performance, and, consequently, we cannot predict the amounts that will be recorded in future periods related to such programs.

Share-Based Compensation.    Historically, the Executive Compensation Committee has made annual grants of nonvested stock to employees and non-employee board members under our stock-based employee option and incentive compensation plan (see Note 6 to our consolidated financial statements for a description of the plan). No options have been granted since 2002. Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. The adoption of this statement did not have a material effect on our income from continuing operations, net income, cash flows from operations, cash flows from financing activities or basic and diluted earnings per share since we historically recorded compensation cost for nonvested stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated. As of September 30, 2006, there was $4.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The $4.1 million of unrecognized compensation cost does not reflect the future compensation cost related to the share-based incentive compensation programs approved in 2006 for the Executive Officers since the awards under these programs will not be granted until 2007. Upon formal approval of each of these programs in April 2006 and September 2006, we began recording amortization of the estimated compensation cost in accordance with SFAS 123(R). The compensation cost that will be recorded in future periods related to these programs will be based on our ultimate achievement of the pre-established target levels for specific corporate performance measures at the end of the fiscal year ending December 31, 2006. For further information regarding the executive share-based incentive programs, see Note 6 to our consolidated financial statements.

Results of Operations

As of September 30, 2006, our stabilized portfolio was comprised of 84 office properties, or the Office Properties, encompassing an aggregate of approximately 7.8 million rentable square feet, and 45 industrial properties, or the Industrial Properties, and together with the Office Properties, the Properties, encompassing an aggregate of approximately 4.2 million rentable square feet. Our stabilized portfolio of operating properties consists of all our Properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion, or lease-up properties, and projects currently under construction.

As of September 30, 2006, the Office Properties and Industrial Properties represented approximately 86.9% and 13.1%, respectively, of our annualized base rent. For the three months ended September 30, 2006, average occupancy in our stabilized portfolio was 94.8%, compared to 93.9% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, average occupancy in our stabilized portfolio was 95.2%, compared to 94.2% for the nine months ended September 30, 2005. As of September 30, 2006, we had approximately 460,500 square feet of vacant space in our stabilized portfolio, compared to approximately 906,000 square feet as of September 30, 2005.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2005 to September 30, 2006. Rentable square footage in our portfolio of stabilized properties decreased by an aggregate of approximately 0.5 million rentable square feet, or 4.0%, to 12.0 million rentable square feet at September 30, 2006, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at September 30, 2005	84	7,845,417	48	4,660,908	132	12,506,325
Properties added from the Development and Redevelopment Portfolio	2	103,272			2	103,272
Properties transferred to the Redevelopment Portfolio	(1)	(100,978)			(1)	(100,978)
Dispositions(1)	(1)	(27,200)	(3)	(485,910)	(4)	(513,110)
Remeasurement		2,850		4,333		7,183

Total at September 30, 2006	84	7,823,361	45	4,179,331	129	12,002,692

(1)	In accordance with SFAS 144, the operating results and gains or losses on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.

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

Comparison of the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2006	2005
		($ in thousands)
Net Operating Income, as defined:
Office Properties	$39,510	$37,824	$1,686	4.5%
Industrial Properties	6,769	6,938	(169)	(2.4)

Total portfolio	46,279	44,762	1,517	3.4

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	46,279	44,762	1,517	3.4
Other expenses:
General and administrative expenses	5,673	18,400	(12,727)	(69.2)
Interest expense	10,312	9,570	742	7.8
Depreciation and amortization	17,908	16,040	1,868	11.6
Total other income	334	521	(187)	(35.9)

Income from continuing operations before minority interests	12,720	1,273	11,447	899.2
Minority interests attributable to continuing operations	(1,998)	(1,101)	(897)	81.5
Income from discontinued operations	23,254	16,301	6,953	42.7

Net income	33,976	16,473	17,503	106.3
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$31,574	$14,071	$17,503	124.4%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended September 30, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$49,402	$46,253	$3,149	6.8%	$47,142	$45,117	$2,025	4.5%
Tenant reimbursements	4,928	4,808	120	2.5	4,749	4,521	228	5.0
Other property income	519	187	332	177.5	519	187	332	177.5

Total	54,849	51,248	3,601	7.0	52,410	49,825	2,585	5.2

Property and related expenses:
Property expenses	10,813	10,190	623	6.1	10,005	9,648	357	3.7
Real estate taxes	4,004	3,366	638	19.0	3,778	3,238	540	16.7
Provision for bad debts	8	(542)	550	(101.5)	10	(536)	546	(101.9)
Ground leases	514	410	104	25.4	513	409	104	25.4

Total	15,339	13,424	1,915	14.3	14,306	12,759	1,547	12.1

Net Operating Income	$39,510	$37,824	$1,686	4.5%	$38,104	$37,066	$1,038	2.8%

(1)	Office Properties owned and stabilized at January 1, 2005 and still owned and stabilized at September 30, 2006.

Total revenues from Office Properties increased $3.6 million, or 7.0%, to $54.8 million for the three months ended September 30, 2006, compared to $51.2 million for the three months ended September 30, 2005. Rental income from Office Properties increased $3.1 million, or 6.8%, to $49.4 million for the three months ended September 30, 2006, compared to $46.3 million for the three months ended September 30, 2005. Rental income generated by the Core Office Portfolio increased $2.0 million, or 4.5%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase is primarily due to an increase in occupancy in our Los Angeles office portfolio and an increase in rental rates within our San Diego office portfolio. The remaining $1.1 million increase in rental income was attributable to a $0.7 million increase in rental income generated by the two office development properties that were added to the stabilized portfolio in the fourth quarter of 2005, or the Office Development Properties, and a $0.9 million increase in rental income generated by the two office redevelopment properties that were added to the stabilized portfolio in 2005, or the 2005 Office Redevelopment Properties, offset by a $0.5 million decrease resulting from the office property that was taken out of service and moved from our stabilized portfolio to the redevelopment portfolio in 2006, or the 2006 Office Redevelopment Property.

Tenant reimbursements from Office Properties increased $0.1 million, or 2.5%, to $4.9 million for the three months ended September 30, 2006, compared to $4.8 million for the three months ended September 30, 2005. An increase of $0.2 million, or 5.0%, was generated by the Core Office Portfolio and was primarily due to an increase in property expenses related to an increase in occupancy. This increase was partially offset by a decrease of $0.1 million, which was comprised of a decrease of $0.2 million attributable to the 2006 Office Redevelopment Property taken out of service, offset by an increase of $0.1 million generated by the Office Development Properties.

Other property income from Office Properties increased $0.3 million, or 177.5%, to $0.5 million for the three months ended September 30, 2006, compared to $0.2 million for the three months ended September 30,

2005. Other property income for both periods consisted of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $1.9 million, or 14.3%, to $15.3 million for the three months ended September 30, 2006, compared to $13.4 million for the three months ended September 30, 2005. Property expenses from Office Properties increased $0.6 million, or 6.1%, to $10.8 million for the three months ended September 30, 2006, compared to $10.2 million for the three months ended September 30, 2005. An increase of $0.4 million, or 3.7%, was generated by the Core Office Portfolio. This increase was primarily attributable to increased expenses in property management, janitorial and other contract services related to an increase in occupancy at our Los Angeles office properties and renegotiated third-party service contracts. Of the remaining increase of $0.2 million in property expenses, $0.4 million was attributable to the 2005 Office Redevelopment Properties, offset by a decrease of $0.2 million generated by the 2006 Office Redevelopment Property taken out of service.

Real estate taxes from Office Properties increased $0.6 million, or 19.0%, for the three months ended September 30, 2006 as compared to the same period in 2005. Real estate taxes for the Core Office Portfolio increased $0.5 million, or 16.7%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. In 2005, we received refunds for prior years’ real estate taxes, as the result of successful appeals. The remaining increase of $0.1 million in real estate taxes was attributable to the 2005 Office Redevelopment Properties and the Office Development Properties.

The provision for bad debts from Office Properties increased $0.6 million, or 101.5%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase was primarily due to the reversal in 2005 of a tenant specific reserve of $0.8 million for the collection of a payment due under a settlement agreement. We have also experienced a general improvement in the collection of our outstanding accounts receivable balances during 2006. We evaluate our reserve levels on a quarterly basis.

Ground lease expense for Office Properties increased $0.1 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase is primarily attributable to a scheduled fair market increase in ground rent expense at one of our Core Office Portfolio properties, which was effective January 1, 2006.

Net Operating Income from Office Properties increased $1.7 million, or 4.5%, to $39.5 million for the three months ended September 30, 2006, compared to $37.8 million for the three months ended September 30, 2005. Of this increase, $1.0 million was generated by the Core Office Portfolio. The remaining increase of $0.7 million was comprised of an increase of $0.8 million generated by the Office Development Properties and an increase of $0.4 million generated by the 2005 Office Redevelopment Properties, which was offset by a decrease of $0.5 million attributable to the 2006 Office Redevelopment Property.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$7,239	$7,134	$105	1.5%	$6,879	$7,126	$(247)	(3.5)%
Tenant reimbursements	962	913	49	5.4	877	913	(36)	(3.9)
Other property income	2	—	2	100.0	2	—	2	100.0

Total	8,203	8,047	156	1.9	7,758	8,039	(281)	(3.5)

Property and related expenses:
Property expenses	644	530	114	21.5	633	530	103	19.4
Real estate taxes	742	654	88	13.5	666	654	12	1.8
Provision for bad debts	48	(75)	123	(164.0)	48	(75)	123	(164.0)

Total	1,434	1,109	325	29.3	1,347	1,109	238	21.5

Net Operating Income	$6,769	$6,938	$(169)	(2.4)%	$6,411	$6,930	$(519)	(7.5)%

(1)	Industrial Properties owned and stabilized at January 1, 2005 and still owned and stabilized at September 30, 2006.

Total revenues from Industrial Properties increased $0.2 million, or 1.9%, to $8.2 million for the three months ended September 30, 2006, compared to $8.0 million for the three months ended September 30, 2005. Rental income from Industrial Properties increased $0.1 million, or 1.5%, to $7.2 million for the three months ended September 30, 2006, compared to $7.1 million for the three months ended September 30, 2005. Rental income generated by the Core Industrial Portfolio decreased $0.2 million, or 3.5%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This decrease was primarily due to a decrease in occupancy. Average occupancy in the Core Industrial Portfolio decreased 6.9% to 92.0% for the three months ended September 30, 2006, compared to 98.9% for the three months ended September 30, 2005. This decrease was offset by a $0.3 million increase from Industrial Properties attributable to rental income generated by one industrial building acquired during the third quarter of 2005, or the Industrial Acquisition Property.

Tenant reimbursements from Industrial Properties remained consistent at approximately $0.9 million during the three months ended September 30, 2006, as compared to the same period in 2005.

Total expenses from Industrial Properties increased $0.3 million, or 29.3%, to $1.4 million for the three months ended September 30, 2006, compared to $1.1 million for the three months ended September 30, 2005. Property expenses from Industrial Properties increased $0.1 million, or 21.5%, to $0.6 million for the three months ended September 30, 2006, compared to $0.5 million for the three months ended September 30, 2005. The increase in property expenses is primarily due to non-recurring repairs and maintenance expenditures at one of our properties during the three months ended September 30, 2006. Real estate taxes increased $0.1 million, or 13.5%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase is primarily attributable to the Industrial Acquisition Property. The provision for bad debts increased by $0.1 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The increase in the provision for bad debts was primarily due to the reversal in 2005 of a tenant specific reserve. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $0.2 million, or 2.4%, to $6.7 million for the three months ended September 30, 2006, compared to $6.9 million for the three months ended September 30, 2005. Of this decrease, $0.5 million was attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in this portfolio as mentioned above, which was partially offset by an increase of $0.3 million generated by the Industrial Acquisition Property.

Non-Property Related Income and Expenses

General and administrative expenses decreased $12.7 million, or 69.2%, to $5.7 million for the three months ended September 30, 2006, compared to $18.4 million for the three months ended September 30, 2005. The decrease is primarily due to a $13.2 million decrease in accrued incentive compensation expense that was driven by a special long-term compensation plan for our executive officers that ended on December 31, 2005. See additional information regarding long-term incentive compensation under the caption “—Factors That May Influence Future Results of Operations—Incentive Compensation” above. This decrease was partially offset by an increase in other compensation and related expenses.

Interest expense increased $0.7 million, or 7.8%, to $10.3 million for the three months ended September 30, 2006, compared to $9.6 million for the three months ended September 30, 2005. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $1.1 million, or 9.4%, to $13.3 million for the three months ended September 30, 2006 from $12.2 million for the three months ended September 30, 2005. This increase is mainly attributable to an increase in our weighted-average interest rate and also due to an increase in our average debt balance during the three months ended September 30, 2006 as compared to the same period in 2005. Our weighted-average interest rate including loan fees was 6.2% as of September 30, 2006 as compared to 5.9% as of September 30, 2005. Total capitalized interest and loan fees increased $0.4 million, or 15.5%, to $3.0 million for the three months ended September 30, 2006, as compared to $2.6 million for the three months ended September 30, 2005 due to an increase in our weighted-average interest rate and an increase in development activities.

Depreciation and amortization expense increased $1.9 million, or 11.6%, to $17.9 million for the three months ended September 30, 2006, compared to $16.0 million for the three months ended September 30, 2005. An increase of $1.0 million was generated by the Core Portfolio. This increase was attributable to expenditures for capital and tenant improvements incurred subsequent to September 30, 2005. Of the remaining $0.9 million increase, $0.4 million was attributable to the 2005 Office Redevelopment Properties, $0.3 million was attributable to the Industrial Acquisition Property and $0.2 million was attributable to the Office Development Properties.

Total other income decreased approximately $0.2 million, or 35.9%, to $0.3 million for the three months ended September 30, 2006, compared to $0.5 million for the three months ended September 30, 2005. The decrease in other income was due to a $0.3 million decrease related to our derivative instruments, which was comprised of a $0.4 million decrease in the periodic change in the fair value of the instruments partially offset by an increase of $0.1 million of net settlement payments received from the counterparty. The decrease was also offset by $0.1 million interest income earned in September 2006 on funds held at a qualified intermediary for a future potential Section 1031 Exchange (see Note 2 to our consolidated financial statements).

Comparison of the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2006	2005
	($ in thousands)
Net Operating Income, as defined:
Office Properties	$118,340	$112,034	$6,306	5.6%
Industrial Properties	21,301	20,618	683	3.3

Total portfolio	139,641	132,652	6,989	5.3

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	139,641	132,652	6,989	5.3
Other expenses:
General and administrative expenses	15,322	41,214	(25,892)	(62.8)
Interest expense	33,491	28,535	4,956	17.4
Depreciation and amortization	53,263	49,035	4,228	8.6
Total other income	1,008	956	52	5.4

Income from continuing operations before minority interests	38,573	14,824	23,749	160.2
Minority interests attributable to continuing operations	(6,362)	(4,588)	(1,774)	38.7
Income from discontinued operations	38,068	22,828	15,240	66.8

Net income	70,279	33,064	37,215	112.6
Preferred dividends	(7,206)	(7,206)	—	0.0

Net income available for common stockholders	$63,073	$25,858	$37,215	143.9%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$146,760	$137,885	$8,875	6.4%	$140,489	$134,950	$5,539	4.1%
Tenant reimbursements	14,740	14,589	151	1.0	13,830	13,451	379	2.8
Other property income	1,637	738	899	121.8	1,631	736	895	121.6

Total	163,137	153,212	9,925	6.5	155,950	149,137	6,813	4.6

Property and related expenses:
Property expenses	30,795	28,344	2,451	8.6	28,420	27,129	1,291	4.8
Real estate taxes	11,990	10,789	1,201	11.1	11,218	10,454	764	7.3
Provision for bad debts	505	787	(282)	(35.8)	496	744	(248)	(33.3)
Ground leases	1,507	1,258	249	19.8	1,503	1,255	248	19.8

Total	44,797	41,178	3,619	8.8	41,637	39,582	2,055	5.2

Net Operating Income	$118,340	$112,034	$6,306	5.6%	$114,313	$109,555	$4,758	4.3%

(1)	Office Properties owned and stabilized at January 1, 2005 and still owned and stabilized at September 30, 2006.

Total revenues from Office Properties increased $9.9 million, or 6.5%, to $163.1 million for the nine months ended September 30, 2006, compared to $153.2 million for the nine months ended September 30, 2005. Rental income from Office Properties increased $8.9 million, or 6.4%, to $146.8 million for the nine months ended September 30, 2006, compared to $137.9 million for the nine months ended September 30, 2005. Rental income generated by the Core Office Portfolio increased $5.5 million, or 4.1%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This increase is primarily due to an increase in occupancy at our Los Angeles office properties and an increase in rental rates at our San Diego office properties. The remaining $3.4 million increase in rental income from Office Properties was attributable to a $2.2 million increase in rental income generated by the Office Development Properties, a $1.6 million increase in rental income generated by the 2005 Office Redevelopment Properties and a $0.4 million increase in rental income generated by the Office Acquisition Property, offset by a $0.8 million decrease in the 2006 Office Redevelopment Property taken out of service.

Tenant reimbursements from Office Properties increased $0.2 million, or 1.0%, to $14.7 million for the nine months ended September 30, 2006, compared to $14.5 million for the nine months ended September 30, 2005. An increase of $0.4 million, or 2.8%, was generated by the Core Office Portfolio and was primarily due to an increase in property expenses related to an increase in occupancy. This increase was partially offset by a decrease of $0.2 million, which consisted of a decrease of $0.4 million attributable to the 2006 Office Redevelopment Property taken out of service and a decrease of $0.2 million attributable to the 2005 Office Redevelopment Properties, partially offset by an increase of $0.3 million generated by the Office Development Properties and $0.1 million generated by the Office Acquisition Property.

Other property income increased $0.9 million, or 121.8%, to $1.6 million for the nine months ended September 30, 2006, compared to $0.7 million for the nine months ended September 30, 2005. Other property income for the nine months ended September 30, 2006 included a $0.7 million net lease termination payment received from a former tenant (see Note 8 to our consolidated financial statements for additional information). Other property income for the nine months ended September 30, 2005 consisted primarily of lease termination fees and other miscellaneous income.

Total expenses from Office Properties increased $3.6 million, or 8.8%, to $44.8 million for the nine months ended September 30, 2006 compared to $41.2 million for the nine months ended September 30, 2005. Property expenses from Office Properties increased $2.5 million, or 8.6%, to $30.8 million for the nine months ended September 30, 2006 compared to $28.3 million for the nine months ended September 30, 2005. An increase of $1.3 million, or 4.8%, was generated by the Core Office Portfolio. This increase was primarily attributable to increased expenses in property management, janitorial and other contract services related to an increase in occupancy at our Los Angeles office properties and renegotiated third-party service contracts. Of the remaining increase of $1.2 million in total office portfolio property expenses, $1.1 million was attributable to the 2005 Office Redevelopment Properties, $0.1 million was attributable to the Office Development Properties and $0.1 million was attributable to the Office Acquisition Property, offset by a $0.1 million decrease attributable to the 2006 Office Redevelopment Property taken out of service.

Real estate taxes from Office Properties increased $1.2 million, or 11.1%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Real estate taxes for the Core Office Portfolio increased $0.8 million, or 7.3%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In 2005, we received refunds of prior years’ real estate taxes, as the result of successful appeals. The remaining increase of $0.4 million in real estate taxes was attributable to the 2005 Office Redevelopment Properties, the Office Development Properties and the Office Acquisition Property.

The provision for bad debts from Office Properties decreased $0.3 million, or 35.8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease is primarily due to a general improvement in the collection of our outstanding accounts receivable balances during 2006. We evaluate our reserve levels on a quarterly basis.

Ground lease expenses for Office Properties increased $0.2 million, or 19.8%, to $1.5 million for the nine months ended September 30, 2006 compared to $1.3 million for the nine months ended September 30, 2005. This increase is primarily attributable to a scheduled fair market increase in ground rent expenses at one of our Core Office Portfolio properties, which was effective January 1, 2006.

Net Operating Income from Office Properties increased $6.3 million, or 5.6%, to $118.3 million for the nine months ended September 30, 2006, compared to $112.0 million for the nine months ended September 30, 2005. Of this increase, $4.8 million was generated by the Core Office Portfolio. The remaining increase of $1.5 million was comprised of an increase of $2.2 million generated by the Office Development Properties, an increase of $0.3 million generated by the Office Acquisition Property and an increase of $0.1 million generated by the 2005 Redevelopment Properties, which was partially offset by a decrease of $1.1 million attributable to the 2006 Office Redevelopment Property taken out of service.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$22,382	$21,330	$1,052	4.9%	$21,302	$21,323	$(21)	(0.1)%
Tenant reimbursements	2,917	2,729	188	6.9	2,575	2,729	(154)	(5.6)
Other property income	19	72	(53)	(73.6)	19	72	(53)	(73.6)

Total	25,318	24,131	1,187	4.9	23,896	24,124	(228)	(0.9)

Property and related expenses:
Property expenses	1,665	1,633	32	2.0	1,639	1,633	6	0.4
Real estate taxes	2,220	1,884	336	17.8	1,975	1,884	91	4.8
Provision for bad debts	132	(4)	136	(3,400.0)	132	(4)	136	(3,400.0)

Total	4,017	3,513	504	14.3	3,746	3,513	233	6.6

Net Operating Income	$21,301	$20,618	$683	3.3%	$20,150	$20,611	(461)	(2.2)%

(1)	Industrial Properties owned and stabilized at January 1, 2005 and still owned and stabilized at September 30, 2006.

Total revenues from Industrial Properties increased $1.2 million, or 4.9%, to $25.3 million for the nine months ended September 30, 2006 compared to $24.1 million for the nine months ended September 30, 2005. Rental income from Industrial Properties increased $1.1 million, or 4.9%, to $22.4 million for the nine months ended September 30, 2006 compared to $21.3 million for the nine months ended September 30, 2005. The $1.1 million increase was attributable to rental income generated by the Industrial Acquisition Property. Rental income generated by the Core Industrial Portfolio remained consistent at approximately $21.3 million during the nine months ended September 30, 2006 compared to the same period in 2005.

Tenant reimbursements from Industrial Properties increased $0.2 million, or 6.9%, to $2.9 million for the nine months ended September 30, 2006 compared to $2.7 million for the nine months ended September 30, 2005. This increase was attributable to an increase of $0.4 million generated by the Industrial Acquisition Property, offset by a decrease of $0.2 million attributable to the Core Industrial Portfolio. This decrease was primarily due to a decrease in occupancy. Average occupancy in the Core Industrial Portfolio decreased 1.9% to 97.0% for the nine months ended September 30, 2006 as compared to 98.9% for the nine months ended September 30, 2005.

Total expenses from Industrial Properties increased $0.5 million, or 14.3%, to $4.0 million for the nine months ended September 30, 2006 compared to $3.5 million for the nine months ended September 30, 2005. Property expenses remained consistent at approximately $1.6 million for the nine months ended September 30, 2006 compared to the same period in 2005. Real estate taxes increased $0.3 million, or 17.8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily attributable to the Industrial Acquisition Property. The provision for bad debts increased $0.1 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase was primarily due to the reversal in 2005 of a tenant specific reserve. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties increased $0.7 million, or 3.3%, to $21.3 million for the nine months ended September 30, 2006 compared to $20.6 million for the nine months ended September 30, 2005. The increase in Net Operating Income was primarily due to the Industrial Acquisition Property partially offset by the Core Industrial Portfolio due to a decrease in occupancy.

Non-Property Related Income and Expenses

General and administrative expenses decreased $25.9 million, or 62.8%, to $15.3 million for the nine months ended September 30, 2006 compared to $41.2 million for the nine months ended September 30, 2005.

The decrease is primarily due to a $27.0 million decrease in accrued incentive compensation expense that was driven by a special long-term compensation plan for our Executive Officers that ended on December 31, 2005. See additional information regarding long-term incentive compensation under the caption “—Factors That May Influence Future Results of Operations—Incentive Compensation” above. This decrease was partially offset by an increase in other compensation and related expenses.

Interest expense increased $5.0 million, or 17.4%, to $33.5 million for the nine months ended September 30, 2006 compared to $28.5 million for the nine months ended September 30, 2005. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $5.6 million, or 15.8%, to $40.9 million for the nine months ended September 30, 2006 from $35.3 million for the nine months ended September 30, 2005. This increase is mainly attributable to an increase in our weighted-average interest rate and also due to an increase in our average debt balance during the nine months ended September 30, 2006 as compared to the same period in 2005. Our weighted-average interest rate including loan fees was 6.2% as of September 30, 2006 compared to 5.9% as of September 30, 2005. Total capitalized interest and loan fees increased $0.6 million, or 9.3%, to $7.4 million for the nine months ended September 30, 2006 as compared to $6.8 million for the nine months ended September 30, 2005 due to an increase in our weighted-average interest rate and an increase in development activities.

Depreciation and amortization expense increased $4.2 million, or 8.6%, to $53.2 million for the nine months ended September 30, 2006 compared to $49.0 million for the nine months ended September 30, 2005. An increase of $1.4 million was generated by the Core Portfolio. This increase was mainly attributable to expenditures incurred subsequent to September 30, 2005 for capital and tenant improvements. Of the remaining $2.8 million increase, $1.2 million was attributable to the 2005 Office Redevelopment Properties, $1.0 million was attributable to the Industrial Acquisition Property, $0.5 million was attributable to the Office Development Properties and $0.1 million was generated by the Office Acquisition Property.

Total other income increased approximately $0.1 million, or 5.4%, to $1.0 million for the nine months ended September 30, 2006 compared to $0.9 million for the nine months ended September 30, 2005. The increase in other income was due to a $0.4 million increase in interest income earned on our outstanding note receivable, which we issued in July 2005 in connection with a disposition, and $0.1 million of interest income earned in September 2006 on the funds held at a qualified intermediary for a future potential Section 1031 Exchange (see Note 2 to our consolidated financial statements). The increase was partially offset by a $0.4 million decrease related to our derivative instruments, which consisted of a $1.0 million decrease in the periodic change in the fair value of the instruments offset by a $0.6 million increase in net settlement payments received from the counterparty.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at September 30, 2006:

Occupancy by Segment Type

Region	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	25	2,963,024	92.9%
Orange County	5	277,727	96.1
San Diego	46	3,703,650	99.7
Other	8	878,960	92.6

	84	7,823,361	96.2

Industrial Properties:
Los Angeles	2	198,415	100.0
Orange County	42	3,677,916	95.6
San Diego	1	303,000	100.0

	45	4,179,331	96.1

Total portfolio	129	12,002,692	96.2%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases(1)	Percentage of Total Leased Square Feet Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (in 000’s)(2)
Office Properties:
Remaining 2006(3)	10	92,658	1.3%	$1,552
2007	67	833,675	11.3	16,378
2008	56	795,843	10.8	14,839
2009	75	1,295,510	17.5	30,136
2010	64	1,106,486	15.0	28,029
2011	56	565,453	7.6	11,580

Total Office	328	4,689,625	63.5	102,514

Industrial Properties:
Remaining 2006(3)	3	328,000	8.2	1,624
2007	15	573,377	14.3	4,133
2008	12	921,713	23.0	6,525
2009	15	773,307	19.3	4,937
2010	7	418,941	10.5	3,967
2011	9	353,607	8.8	2,756

Total Industrial	61	3,368,945	84.1	23,942

Total	389	8,058,570	70.7%	$126,456

(1)	Excludes space leased under month-to-month leases and vacant space at September 30, 2006.
(2)	Reflects annualized contractual base rent calculated on a straight-line basis.
(3)	Represents leases expiring during the remainder of 2006 for which renewals have not been executed.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the three months ended September 30, 2006:
Office Properties	9	8	35,585	27,098	8.8%	5.0%	39.6%	50
Industrial Properties	1	1	4,000	17,931	31.5	8.1	81.8	56

Total portfolio	10	9	39,585	45,029	12.3%	5.5%	49.9%	51

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the nine months ended September 30, 2006:
Office Properties	41	28	389,093	223,191	12.2%	1.4%	51.8%	78
Industrial Properties	6	7	57,864	430,303	9.5	0.8	93.5	64

Total portfolio	47	35	446,957	653,494	11.4%	1.2%	73.3%	72

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding our in-process and committed office development and redevelopment projects as of September 30, 2006. See further discussion regarding our projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of September 30, 2006(3)	Percent Leased as of September 30, 2006
				($ in millions)
Projects Under Construction
ICC–15333 Avenue of Science I-15 Corridor San Diego, CA	4th Qtr 2006	4th Qtr 2006	77,015	$20.5	$15.4	100%
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	3rd Qtr 2007 – 4th Qtr 2007	3rd Qtr 2007 – 4th Qtr 2007	465,600	147.3	87.6	100%
Pacific Corporate Center Sorrento Mesa San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	318,000	78.1	26.4	100%
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	142,726	65.9	10.2	0%
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	52.1	5.6	100%

Total Projects Under Construction			1,149,497	$363.9	$145.2	88%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2006.
(3)	Represents cash paid and costs incurred as of September 30, 2006.

Redevelopment Projects

Project Name / Submarket /City	Pre- and Post- Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs(3)	Total Estimated Investment	Total Costs as of September 30, 2006(4)	Percent Leased
Projects Under Construction
2240 E. Imperial Highway(5) Kilroy Airport Center El Segundo, CA	Lab to Office	2nd Qtr 2007	2nd Qtr 2008	107,041	$5.0	$13.0	$18.0	$6.0	77%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped. See footnote (5) below.
(3)	Represents total projected redevelopment costs at September 30, 2006.
(4)	Represents cash paid and costs incurred as of September 30, 2006.
(5)	We are redeveloping 107,041 square feet of this building given that Boeing and its predecessors occupied the space for over 20 years. The ground floor which encompasses approximately 18,800 rentable square feet of space is still reflected in the stabilized portfolio numbers of the Kilroy Airport Center, El Segundo complex.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million unsecured revolving line of credit, proceeds received from our disposition program, construction loans and the public or private issuance of debt or equity securities. As of September 30, 2006, our total debt as a percentage of total market capitalization was 22.9%, and our total debt plus preferred equity as a percentage of total market capitalization was 28.4%.

In April 2006, we modified our Credit Facility to increase the line of credit, reduce the pricing and extend the maturity. The modifications increased the line of credit from $425 million to $550 million. As of September 30, 2006, we had borrowings of $230 million outstanding under the Credit Facility and availability of approximately $320 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (6.18% at September 30, 2006). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70%. We also extended the maturity of the Credit Facility from October 2007 to April 2010 with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio, as compared to a range of 0.20% to 0.30% prior to the modification. We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In May 2006, we completed a public offering for two million shares of our common stock. These shares were registered under a shelf registration statement that we filed on Form S-3 with the SEC in March 2006. The registration statement was automatically effective and registered an unspecified amount of equity securities that we may sell in primary offerings. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $136.1 million. We used the net proceeds from the offering to temporarily repay borrowings under the Credit Facility, which we continue to use to fund a portion of our development pipeline and for other general corporate purposes.

Factors That May Influence Future Sources of Capital and Liquidity

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at September 30, 2006.

The composition of our aggregate debt balances at September 30, 2006 and December 31, 2005 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Secured vs. unsecured:
Secured	55.3%	56.2%	6.0%	5.9%
Unsecured	44.7	43.8	5.9	5.5
Fixed-rate vs. variable rate:
Fixed rate(1)(2)	70.5	71.3	5.8	5.8
Variable rate	29.5%	28.7%	6.2	5.4
Total debt			5.9	5.7
Total debt including loan fees			6.2%	6.0%

(1)	Although our derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), they are intended to manage our exposure to interest rate risk. We do not enter into derivative instruments for speculative purposes. Since we believe the derivative instruments are highly effective in offsetting the variable rate cash flows of our debt from an economic perspective, the effect of these derivative instruments is taken into account in evaluating the overall composition of the fixed versus floating nature of our debt instruments on the table above.
(2)	At September 30, 2006 and December 31, 2005, we had two interest-rate swap agreements, which expire in December 2006, to fix LIBOR on $50 million of our variable rate debt at 2.98%. We do not have immediate plans to replace these derivative instruments upon their expiration. However, management continuously evaluates our overall debt composition and will continue to consider the various options available to manage our exposure to interest rate risk. Excluding the effect of the derivative instruments, fixed rate debt would have been 64.6% of total debt and the weighted average interest rate for fixed rate debt would have been 6.0% as of September 30, 2006.

Following is our total market capitalization at September 30, 2006:

	Shares/Units at September 30, 2006	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(000’s)
Debt:
Secured debt		$463,005	12.7%
Unsecured senior notes		144,000	3.9
Unsecured line of credit		230,000	6.3

Total debt		837,005	22.9

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	75,000	2.1
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.0
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	2.4
Common Units Outstanding(3)	2,328,529	175,431	4.8
Common Shares Outstanding(3)	32,388,881	2,440,178	66.8

Total equity		2,817,109	77.1

Total Market Capitalization		$3,654,114	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on the closing price per share of our common stock of $75.34 at September 30, 2006.

Contractual Obligations

During the nine months ended September 30, 2006, there were no material changes, other than the development commitments mentioned below, outside the ordinary course of our business in our contractual obligations as described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

In April 2006, we executed a lease agreement with Cardinal Health, Inc. under which we committed to develop a new office building. This contract increased our development commitments by $14 million and $30 million for 2006 and 2007, respectively. In July 2006, we executed a lease agreement with Scripps Health that committed us to develop a new office building. This contract increased our development commitments by $5 million and $23 million for 2006 and 2007, respectively. These additional amounts represent the remaining estimated total investment for these new committed projects, excluding capitalized interest. The timing of these expenditures may fluctuate in any given period subject to the progress of the construction. See additional information regarding these development projects under the captions “—Factors that May Influence Future Results of Operations—Development and redevelopment programs” and “—Development and Redevelopment” in this report.

Capital Commitments

As of September 30, 2006, we had five development projects and one redevelopment project that were under construction, including the two projects discussed above under the caption “—Contractual Obligations.” These projects have a total estimated investment of approximately $382 million, including capitalized interest. We have incurred aggregate costs of approximately $151 million on these projects as of September 30, 2006 and currently project we could spend approximately $53 million of the remaining $231 million of presently budgeted development costs during the remainder of 2006.

During 2005, we added one redevelopment property to our stabilized portfolio of operating properties, which has not reached stabilized occupancy. Depending on leasing activity, we are currently projecting to spend approximately $8 million for this project during the remainder of 2006, of which approximately $1.6 million represents commitments for leasing costs and tenant improvements under executed leases. We also estimate we could spend an additional $4 million on other development projects during the remainder of 2006, depending upon market conditions. See additional information regarding our in-process development portfolio under the caption “—Development and Redevelopment” and sources of capital under the caption “—Liquidity and Capital Resources—Current Sources of Capital and Liquidity” above.

As of September 30, 2006, we had executed leases that committed us to approximately $19 million in unpaid leasing costs and tenant improvements, and we had contracts outstanding for approximately $1 million in capital improvements at September 30, 2006. During the remainder of 2006, we plan to spend approximately $5 million to $7 million in capital improvements, tenant improvements and leasing costs for properties within our stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Commitments

In 2005, we entered into a contract to purchase a 24-acre undeveloped land parcel in Carlsbad, California for approximately $15.8 million and paid $500,000 of non-refundable deposits. We expect to complete this purchase transaction in the first quarter of 2007.

Off-Balance Sheet Arrangements

As of September 30, 2006 and the date of this report, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash provided by operating activities decreased by $57.6 million, or 64.3%, to $32.0 for the nine months ended September 30, 2006, compared to $89.6 million for the nine months ended September 30, 2005. The change is primarily attributable to a $71.7 million cash payment made to our Executive Officers in January 2006, which represented the total amount earned under a special long-term compensation program (see Note 6 to our consolidated financial statements for further information about the program). The increase in cash expenditures for operating activities was partially offset by an increase in cash received for lease termination fees and an increase in cash received from tenants attributable to an incremental improvement in occupancy and rental rates during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Net cash used in investing activities increased by $37.5 million, or 70.2%, to $90.9 million for the nine months ended September 30, 2006, compared to $53.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to higher expenditures for development properties. We expect that expenditures for our development properties will continue to increase based on the current and projected activity within our development program (see additional information regarding our development program under the caption “—Capital Commitments”). The increase was also due to lower net proceeds received from dispositions during the nine months ended September 30, 2006 as compared to the same period in 2005. The net proceeds of $43.8 million from a disposition in September 2006 were transferred directly to a qualified intermediary for the purpose of completing a potential future Section 1031 exchange and, therefore, are not included in our cash balance at September 30, 2006. These proceeds will either be used to acquire new properties or will be returned to us at the end of a 180-day period (see Note 2 to our consolidated financial statements). The overall increase in cash used in investing activities was partially offset by lower acquisition costs for the nine months ended September 30, 2006 as compared to the same period in 2005. We did not acquire any properties during the nine months ended September 30, 2006.

Net cash provided by financing activities fluctuated $95.1 million, or 293.5%, to $62.7 million cash provided by financing activities for the nine months ended September 30, 2006, compared to $32.4 million cash used in financing activities for the nine months ended September 30, 2005. The increase is primarily attributable to net proceeds of $136.1 million from our common stock offering in May 2006. The increase in cash provided by financing activities for the period ended September 30, 2006 was partially offset by lower net borrowings on our Credit Facility.

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

The following table presents our Funds from Operations, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income available for common stockholders	$31,574	$14,071	$63,073	$25,858
Adjustments:
Minority interest in earnings of Operating Partnership	2,512	1,829	5,475	3,384
Depreciation and amortization of real estate assets	17,979	16,081	53,585	49,464
Net gain on dispositions of operating properties	(25,603)	(17,831)	(31,259)	(23,610)

Funds From Operations(1)	$26,462	$14,150	$90,874	$55,096

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Information about our changes in interest rate risk exposures from December 31, 2005 to September 30, 2006 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial and derivative instruments at September 30, 2006 and December 31, 2005. All of our interest rate sensitive financial and derivative instruments are held for purposes other than trading purposes. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on our variable-rate debt ranged from LIBOR plus 0.85% to LIBOR plus 1.10% at September 30, 2006 and December 31, 2005. For the interest rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, we had two interest-rate swap agreements, which expire in December 2006. We do not have immediate plans to replace these derivative instruments upon their expiration. However, management will continue to evaluate the various options available to minimize our interest rate risk, as discussed above. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2005.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						September 30, 2006		December 31, 2005
	Remaining 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate					$230.0		$230.0	$230.0	$225.0	$225.0
Variable-rate index					LIBOR		LIBOR		LIBOR
Fixed-rate					$61.0	$83.0	$144.0	$143.6	$144.0	$150.7
Average interest rate					5.72%	6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5	$31.0			$66.5	$66.5	$66.5	$66.5
Variable-rate index			LIBOR	LIBOR			LIBOR		LIBOR
Fixed-rate	$2.6	$31.7	$81.8	$81.3	$6.2	$192.9	$396.5	$395.8	$406.8	$417.7
Average interest rate	6.48%	6.60%	4.11%	7.15%	6.57%	6.06%	5.94%		5.96%
Interest-Rate Derivative Instruments:
Interest-rate swap agreements:
Notional amount	$50.0						$50.0	$0.2	$50.0	$0.8
Fixed-pay interest rate	2.98%						2.98%		2.98%
Floating receive rate index	LIBOR

ITEM  4.    CONTROLS AND PROCEDURES

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

As of September 30, 2006, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Exhibit Number	Description

4.7	Registration Rights Agreement dated as of October 6, 2000 (11)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2006.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)