Form 10-K
period 2006-12-31
KILROY REALTY CORP
filed 2007-02-28
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12675

KILROY REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	95-4598246
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

12200 W. Olympic Boulevard, Suite 200
Los Angeles, California	90064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 481-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
7.80% Series E Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
7.50% Series F Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,318,631,033 based on the closing price on the New York Stock Exchange for such shares on June 30, 2006.

As of February 27, 2007, 32,698,554 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2006, our stabilized portfolio of operating properties was comprised of 84 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”), which encompassed an aggregate of approximately 7.8 million and 3.9 million rentable square feet, respectively. As of December 31, 2006, the Office Properties were approximately 95.8% leased to 332 tenants, and the Industrial Properties were approximately 95.8% leased to 64 tenants. All but three of the Properties are located in Southern California.

Our stabilized portfolio excludes development and redevelopment projects currently under construction and “lease-up” properties. We define “lease-up” properties as properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2006, we did not have any properties in the lease-up phase. As of December 31, 2006, we had five office development properties, consisting of eight buildings, under construction, which when complete are expected to encompass an aggregate of approximately 1,128,000 rentable square feet. All of our development projects are located in the San Diego region of Southern California. As of December 31, 2006, we had one redevelopment property under construction, encompassing approximately 107,000 rentable square feet of an office property in El Segundo, California that was previously occupied by one tenant and its predecessors for over 20 years. The ground floor of the building, which encompasses approximately 15,700 rentable square feet of space, will not be redeveloped and is still included in the Company’s stabilized portfolio.

We own our interests in all of the Properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”), and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). We conduct substantially all of our activities through the Operating Partnership in which, as of December 31, 2006, we owned an approximate 93.3% general partnership interest. The remaining 6.7% limited partnership interest in the Operating Partnership was owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors. Kilroy Realty Finance, Inc., one of our wholly-owned subsidiaries, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to “we,” “us,” “our” or the “Company” include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc., and all other wholly-owned subsidiaries, which include Kilroy Realty Partners LP (“KRPLP”), Kilroy Realty TRS, Inc., Kilroy RB LLC and Kilroy RB II LLC.

The following diagram illustrates the structure of Kilroy Realty Corporation and our subsidiaries as of December 31, 2006:

Our Website

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our corporate governance guidelines, code of business conduct and ethics, and charters of the Audit, Executive Compensation and Nominating/Corporate Governance committees of our Board of Directors are also available free of charge on our website and available in print to any security holder upon request.

Current Year Highlights

In 2006, we continued to successfully attain our primary business objectives, which included the following:

•

Increased average occupancy for our stabilized portfolio by approximately 1.2% to 95.4% for the year ended December 31, 2006 compared to 94.2% for the year ended December 31, 2005. Occupancy for our stabilized portfolio at December 31, 2006 was 95.8% as compared to 95.0% at December 31, 2005.

•	Achieved a 29.7% total common annual stockholder return (based on the increase in the quoted common price per share plus dividends paid during the year ended December 31, 2006).

•	Commenced leases on more than 1.5 million rentable square feet of office and industrial space in our stabilized portfolio with average GAAP rent increases over 12%.

•

Commenced construction on six office buildings, which we are developing for a total estimated investment of $307 million. These buildings will encompass an aggregate of approximately 894,000 rentable square feet and were 78% pre-leased at December 31, 2006.

•	Raised approximately $136 million through a public equity offering of two million shares of common stock.

•	Increased our annual common stock dividend by approximately 3.9% to $2.12 per share at December 31, 2006 as compared to $2.04 per share at December 31, 2005.

•

Added one building, which we had developed for a total investment of $21 million, to our stabilized office portfolio. This building encompasses approximately 77,000 rentable square feet and was 100% leased at December 31, 2006.

•

Continued improvement of the quality of our portfolio through the reinvestment of approximately $62 million of capital obtained from the sale of non-strategic assets into assets we are developing or redeveloping in Southern California.

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

•	the growth of our development pipeline;

•	our pursuit of redevelopment opportunities in land-constrained markets; and

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

Development Strategies.    We and our predecessors have developed office and industrial properties primarily located in Southern California since 1947. As of December 31, 2006, our development pipeline included 48.2 acres of undeveloped land. Combined with the 40.1 acres of undeveloped land we acquired in January and February 2007, discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Results of Operations—Development and Redevelopment Programs,” we will have the potential to develop over two million rentable square feet of office space, which we expect to develop over the next three to five years, depending on market conditions. Our strategy with respect to development is to:

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

We utilize multiple sources of capital, including borrowings under our unsecured credit facility, the issuance of debt or equity securities and other bank and/or institutional borrowings and dispositions of non-strategic assets. There can be no assurance, however, that we will be able to obtain capital as needed on terms favorable to us or at all.

Significant Tenants

As of December 31, 2006, our ten largest office tenants in terms of annualized base rental revenues represented approximately 27.3% of total annual base rental revenues, and our ten largest industrial tenants in terms of annualized base rental revenues represented approximately 5.9% of total annual base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2006 determined on a straight-line basis over the term of the related lease in accordance with generally accepted accounting principles (“GAAP”). Of this amount, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet of office space under four separate leases, representing 4.0% of our total annual base rental revenues at December 31, 2006. Boeing has one lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, which was extended during the third quarter of 2006 for an additional three-year period and is scheduled to expire in July 2010. Boeing has another lease in Seattle, Washington, encompassing approximately 211,000 rentable square feet, which was extended during the fourth quarter of 2006 for an additional three-year period and is scheduled to expire in December 2010. The remaining two leases for approximately 113,000 and 66,000 rentable square feet are scheduled to expire in March 2009 and October 2010, respectively.

As of December 31, 2006, our fourth largest office tenant, Intuit Inc. (“Intuit”), leased an aggregate of approximately 302,500 rentable square feet of office space under four separate leases. In March 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 465,600 rentable square feet of additional space, comprising the entirety of a four building office complex that we are developing in San Diego County for Intuit. Upon commencement of the term of that new lease, which is anticipated to occur during the third quarter of 2007, Intuit is projected to become our largest tenant based on its percentage of our total annual base rental revenues. See additional discussion under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations.”

Our ten largest office tenants, based on annualized base rental revenues at December 31, 2006, are:

•	The Boeing Company

•	AMN Healthcare

•	DIRECTV Group, Inc.

•	Intuit Inc.

•	Fish & Richardson

•	Scripps Health

•	Diversa Corporation

•	Accredited Home Lenders

•	Favrille, Inc.

•	Hewlett-Packard Company

Our ten largest industrial tenants, based on annualized base rental revenues at December 31, 2006, are:

•	Mattel, Inc.

•	Celestica California, Inc.

•	NBTY Manufacturing, LLC

•	Extron Electronics, Inc.

•	Targus, Inc.

•	Progressive Marketing Products, Inc.

•	Ricoh Electronics, Inc.

•	Arrow Industries, Inc.

•	Printrak International Inc.

•	Southland Industries

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

Employees

As of December 31, 2006, we, through the Operating Partnership, KSLLC and Kilroy Realty TRS, Inc., employed 143 people. We believe that relations with our employees are good.

Government Regulations Relating to the Environment

Many laws and governmental regulations relating to the environment are applicable to our Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our Properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our Properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to American Society for Testing and Materials standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of the Properties, including the presence of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected Properties conducted remediation of known contamination in the soils on the Properties, and we do not believe that further clean-up of the soils is required. We are not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our Properties may be affected in the future by tenants, third parties or the condition of land or operations near our Properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our stockholders.

Use of hazardous materials by some of our tenants.    Some of our tenants routinely handle hazardous substances and wastes on our Properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2006, less than 5% of our tenants, representing less than 10% of the aggregate square footage of our Properties, handled hazardous substances and/or wastes on our Properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our Properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, we may be liable for the costs of removal, remediation or disposal of certain hazardous or toxic substances present or released on our Properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs, and the presence or release of hazardous substances on a property could result in governmental cleanup actions, personal injury or similar claims by private plaintiffs.

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

ITEM 1A.    RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations,” and other information contained in this report, should be considered in evaluating the Company and our business.

General economic conditions may adversely affect our financial condition and results of operations.    Periods of economic slowdown or recession in the United States and in other countries, declining demand for leased office or industrial properties or rising interest rates, fluctuations in availability and cost of construction materials and labor resulting from increased worldwide demand, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases at our Properties, either of which could adversely affect our financial condition, results of operations, cash flow, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

Our operations depend upon the Southern California economy.    As of December 31, 2006, 95.5% of the aggregate square footage of our stabilized portfolio and 94.2% of our annualized base rent, excluding expense reimbursements and rental abatements, were attributable to properties located in Southern California. In addition, as of December 31, 2006, all of our in-process and future development projects were located in Southern California. Our ability to make expected distributions to stockholders depends on our ability to generate FFO, in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, distributions to preferred stockholders and capital expenditure requirements.

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

We depend on significant tenants.    As of December 31, 2006, our ten largest office tenants represented approximately 27.3% of total annual base rental revenues, and our ten largest industrial tenants represented approximately 5.9% of total annual base rental revenues. Of this amount, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet of office space under four separate leases, representing 4.0% of our total annual base rental revenues at December 31, 2006. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 1. Business—Significant Tenants” and “Item 2. Properties—Tenant Information,” respectively.

As of December 31, 2006, our fourth largest office tenant, Intuit, leased an aggregate of approximately 302,500 rentable square feet of office space under four separate leases, representing approximately 2.8% of our total annualized base rental revenues at December 31, 2006. In March 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 465,600 rentable square feet of additional space, comprising the entirety of a four-building office complex that we are developing in the Route 56 corridor submarket in San Diego County. Upon commencement of the term of this new lease, which is anticipated to occur during the third quarter of 2007, Intuit is projected to become our largest tenant based on its percentage of our total annualized revenues.

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

Downturn in tenants’ businesses may reduce our cash flow.    For the year ended December 31, 2006, we derived approximately 99.1% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

We may be unable to renew leases or re-let available space.    As of December 31, 2006, we had office and industrial space available for lease representing approximately 4.2% of the total square footage of our Properties. In addition, leases representing approximately 12.1% and 12.9% of the leased square footage of our Properties are scheduled to expire in 2007 and 2008, respectively. Above market rental rates on some of the Properties may force us to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for all of our Properties, including leases scheduled to expire in 2007, are approximately 10% below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased at, above or below the current market rental rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for the Properties decrease or existing tenants do not renew their leases, our financial position, results of operations, cash flows, the quoted trading prices of our securities and our ability to satisfy our debt service obligations and pay distributions to our stockholders could be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment and use of our Properties.    In addition to the governmental regulations relating to the environment described in “Item 1—Government Regulations Relating to the Environment” above, we are subject to additional governmental regulations that may have a material adverse effect on our financial condition, results of operations, and cash flows, quoted trading prices of our securities and our ability to satisfy our debt service obligations and make distributions to stockholders.

Our Properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our Properties substantially comply with present requirements under applicable governmental regulations, none of the Properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our Properties, we might be required to take remedial action, which could include making modifications or renovations to Properties. Federal, state or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to the Properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and make distributions to stockholders could be adversely affected.

Our Properties are subject to land use rules and regulations that govern our development, redevelopment and use of our Properties. Restrictions on our ability to develop, redevelop or use our Properties resulting from changes in the existing land use rules and regulations could have an adverse effect on our financial position, results from operations, cash flows, quoted per share trading prices of our securities, ability to satisfy our debt service obligations and repay indebtedness, and ability to pay distributions to stockholders. For example, the Airport Land Use Commission is currently evaluating updates to the existing airport compatibility plans for all public and military airports in San Diego County, which if adopted could adversely impact our business in this region.

Increasing utility costs and power outages in California may have an adverse effect on our operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space could adversely affect our future financial condition, results of operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations and to pay distributions to stockholders.

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

If one or more of these events were to occur, our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could require us to pay income or excise tax notwithstanding our tax status as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31, 2006, we had approximately $879.2 million aggregate principal amount of indebtedness, $30.9 million of which is contractually due prior to December 31, 2007. Our total debt and preferred equity represented 28.5% of our total market capitalization at December 31, 2006. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a presentation of our market capitalization.

We face significant competition, which may decrease the occupancy and rental rates of our Properties.    We compete with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our Properties are located but which have lower occupancy rates than our Properties. For instance, occupancy rates for our Del Mar stabilized office property portfolio in San Diego County at December 31, 2006 was 100% in comparison to 87.0% for the Del Mar submarket in total. We believe that our higher occupancy rates mean that, on average, our competitors have more space currently available for lease than we do. As a result, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations and cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and pay distributions to stockholders may be adversely affected.

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

Earthquake damage to our Properties could have an adverse effect on our financial condition and operating results.    As of December 31, 2006, all of our Properties are located in areas known to be subject to earthquakes. We carry earthquake insurance on our Properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, we may discontinue earthquake insurance on some or all of our Properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

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

•

the possibility that, even if we enter into agreements for the acquisition of office and industrial properties, such acquisitions may never close since they remain subject to customary conditions to closing including the completion of due diligence investigations to management’s satisfaction;

•	we may be unable to finance acquisitions on favorable terms;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties; and

•	we may lease acquired properties at below expected rental rates.

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and pay distributions to stockholders could be adversely affected.

We may be unable to successfully complete and operate developed and redeveloped properties.    There are significant risks associated with property development including the possibility that:

•	we may be unable to obtain construction financing on favorable terms or at all;

•	we may be unable to obtain permanent financing including that on advantageous terms or at all if development projects are financed through construction loans;

•	we may be unable to lease developed properties at expected rental rates or within projected timeframes;

•	we may not complete development projects on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to projects that we may not complete; and

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

If one or more of these events were to occur in connection with our projects currently planned for development, our financial condition, results of operations, cash flows, quoted per share trading prices of our securities, and ability to satisfy our debt service obligations and pay distributions to our stockholders could be adversely affected.

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

We could default on leases for land on which some of our Properties are located.    As of December 31, 2006, we owned ten office buildings located on various parcels, which we lease individually on a long-term basis. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flows, quoted per share trading prices of our securities and ability to satisfy our debt service obligations and pay distributions to stockholders. As of December 31, 2006, the Company had approximately 1.5 million aggregate rentable square feet, or 12.7% of our total portfolio, of rental space located on these leased parcels. The leases for the land under the seven buildings at the Kilroy Airport Center in Long Beach, California expire in 2084. The leases for the land under the three buildings at the SeaTac Office Center in Seattle, Washington including renewal options, expire in 2062.

Real estate assets are illiquid and we may not be able to sell our Properties when we desire.    Our investments in our Properties are relatively illiquid, limiting our ability to sell our Properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits we derive from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our Properties could have an adverse effect on our financial position, results from operations, cash flows, quoted per share trading prices of our securities, ability to satisfy our debt service obligations and repay indebtedness and ability to pay distributions to stockholders.

Common limited partners of the Operating Partnership have limited approval rights, which may prevent us from completing a change of control transaction, that may be in the best interests of stockholders.    We may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of the holders of a majority of the common limited partnership units, except in the case of a “termination transaction” that requires the approval of the holders of 60% of the common units, including the common units held by us in our capacity as general partner. The right of common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of our stockholders.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, we must obtain the approval of limited partners holding a majority of the common units before we may dissolve the partnership. As of December 31, 2006, limited partners owned approximately 6.7% of the outstanding interests in the Operating Partnership. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of our stockholders.

The Chairman of our Board of Directors and our President and Chief Executive Officer each have substantial influence over our affairs.    John B. Kilroy, Sr. is the Chairman of the Board of Directors and the

father of John B. Kilroy, Jr., our President and Chief Executive Officer. Each is a member of our Board of Directors, and together, as of December 31, 2006, they beneficially own 301,205 shares of common stock and an aggregate of 1,430,970 units of the Company’s common limited partnership units, which are redeemable in exchange for, at our option, an equal number of shares of the Company’s common stock, representing a total beneficial ownership of approximately 5.1% of the total outstanding shares of common stock as of December 31, 2006, assuming the exchange, at our option, of the common limited partnership units held by Messrs. Kilroy into shares of our common stock.

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

There are restrictions on the ownership of our capital stock, which limit the opportunities for a change of control at a premium to existing stockholders.    Provisions of the Maryland General Corporation Law, our charter, our bylaws and the Operating Partnership’s partnership agreement may delay, defer or prevent a change of control over the Company or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then prevailing market prices.

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

•

if we, or any entity which owns 10% or more of our capital stock, actually or constructively own 10% or more of one of our tenants, or a tenant of any partnership in which we are a partner, then any rents that we receive from that tenant in question will not be qualifying income for purposes of the Internal Revenue Code’s REIT gross income tests, regardless of whether we receive the rents directly or through a partnership.

Our charter also establishes clear ownership limits to protect our REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the Board of Directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our common stock outstanding. Similarly, absent a waiver from the Board of Directors, no single holder of our 7.45% Series A Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”) and 9.25% Series D Cumulative Redeemable Preferred stock (“Series D Preferred Stock”), if issued, may actually or constructively own any class or series of our preferred stock, so that their total capital stock ownership would exceed 7.0% by value of our total outstanding shares of capital stock; no single holder of our Series B Junior Participating Preferred stock (the “Series B Preferred Stock”), if issued, may actually or constructively own more than 7.0% (by value or by number of shares, whichever is more restrictive) of our Series B Preferred Stock; no single holder of our 7.8% Series E Cumulative Redeemable Preferred stock (the “Series E Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series E Preferred Stock; and no single holder of our 7.5% Series F Cumulative Redeemable Preferred stock (the “Series F Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series F Preferred Stock.

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

Our charter contains provisions that may delay, defer, or prevent a change of control transaction:

Our Board of Directors is divided into classes that serve staggered terms.    Our Board of Directors is divided into three classes with staggered terms. The staggered terms for directors may reduce the possibility of a tender offer or an attempt to complete a change of control transaction even if a tender offer or a change of control is in our stockholders’ interest;

We could issue preferred stock without stockholder approval.    Our charter authorizes our Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our stockholders’ interest. The Operating Partnership has issued 1,500,000 7.45% Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) which in the future may be redeemed for cash or, at our option, for an equal number of shares of Series A Preferred Stock. In addition, we have designated and authorized the issuance of up to 400,000 shares of Series B Preferred Stock and 1,000,000 shares of Series D Preferred Stock. As of December 31, 2006, 5,060,000 shares of our preferred stock are issued and outstanding, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock; and

We have a stockholders’ rights plan.    Each share of our common stock includes the right to purchase one-hundredth (1/100) of a share of our Series B Preferred Stock. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not approve. We may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of our common stock. Therefore, the rights should not interfere with any merger or business combination approved by our Board of Directors.

The staggered terms for directors, provisions for removal of directors, future issuance of additional common or preferred stock and stockholders’ rights plan may delay or prevent a change of control over the Company, even if a change of control might be beneficial to our stockholders, deter tender offers that may be beneficial to our stockholders, or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond our ownership limits or otherwise to effect a change of control.

Loss of our REIT status would have significant adverse consequences to us and the value of our stock.    We currently operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved due to the following:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless entitled to relief under statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our common stock.

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

To maintain our REIT status we may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our growth depends on external sources of capital that are outside of our control.    We are required under the Internal Revenue Code to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow and cash distributions, and the quoted market prices of our securities. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy its debt service obligations or make the cash distributions to stockholders necessary to maintain our qualification as a REIT.

Our Board of Directors may change investment and financing policies without stockholder approval causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt.    Our financing policies and objectives are determined by our Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. At December 31, 2006, we had approximately $879.2 million aggregate principal amount of indebtedness outstanding, which represented 23.2% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 28.5% at December 31, 2006. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a presentation of our market capitalization. This ratio may be increased or decreased without the consent of our stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to make distributions to stockholders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

As of December 31, 2006, 32,398,881 shares of our common stock and 5,060,000 shares of our preferred stock, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock, were issued and outstanding, and we had reserved for future issuance the following shares of common stock: 2,318,529 shares issuable upon the exchange, at our option, of common limited partnership units; 1,535,000 shares issuable under the Company’s 2006 Incentive Award Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. In addition, during the year ended December 31, 2006, we filed a registration statement that was automatically effective and registered an unspecified amount of equity securities that the Company may sell in primary offerings. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Future terrorist activity or engagement in war by the United States may have an adverse affect on our financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our Properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of our Properties near these sites. A decrease in demand could make it difficult for us to renew or release our Properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our Properties through damage, destruction or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

As of December 31, 2006, our stabilized portfolio of operating properties was comprised of 84 Office Properties and 43 Industrial Properties, which encompassed an aggregate of approximately 7.8 million and 3.9 million rentable square feet, respectively. The Properties include one property that we developed and stabilized during 2006 encompassing an aggregate of approximately 77,000 rentable square feet. As of December 31, 2006, the Office Properties were approximately 95.8% leased to 332 tenants, and the Industrial Properties were 95.8% leased to 64 tenants. All but three of the Properties are located in Southern California.

Our stabilized portfolio of operating properties consists of all of our Office and Industrial Properties, excluding properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion (“lease-up properties”) and development projects currently under construction. We did not have any lease-up properties as of December 31, 2006. We had five office development projects, consisting of eight buildings, under construction at December 31, 2006, which when complete are expected to encompass an aggregate of approximately 1,128,000 rentable square feet. These development projects are all located in the San Diego region. We had one office redevelopment project under construction at December 31, 2006, encompassing approximately 107,000 rentable square feet. This redevelopment project is located in El Segundo, California.

In general, the Office Properties are leased to tenants on a full service gross basis, and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. Under a triple net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

We believe that all of our Properties are well maintained and do not require significant capital improvements. As of December 31, 2006, we managed all of our Properties through internal property managers.

Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office and Industrial Properties owned as of December 31, 2006. We own all of our interests in the Office and Industrial Properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center in Long Beach, California and the three office buildings located at the SeaTac Office Center in Seattle, Washington all are held subject to leases for the land on which the properties are located that expire in 2084 and 2062 (assuming the exercise of the Company’s option to extend such lease), respectively.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/06(1)	Annualized Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
Calabasas Park Centre, Calabasas, California
23925 Park Sorrento	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento	1	2001	100,592	90.0%	2,844	31.41
24025 Park Sorrento	1	2000	102,264	100.0%	3,468	33.91
26541 Agoura Road Calabasas, California	1	1988	90,366	100.0%	2,551	28.23
Kilroy Airport Center, El Segundo, California
2250 E. Imperial Highway	1	1983	293,261	100.0%	8,734	29.78
2260 E. Imperial Highway(4)	1	1983	286,151	100.0%	5,409	18.90
2240 E. Imperial Highway(5)	0	1983	15,719	100.0%	453	28.82
Imperial & Sepulveda, El Segundo, California
909 N. Sepulveda Blvd(6).	1	1972/2004	241,607	64.8%	3,438	21.96
999 N. Sepulveda Blvd.	1	1962/2003	127,901	96.7%	2,560	20.71
Kilroy Airport Center, Long Beach, California
3900 Kilroy Airport Way	1	1987	126,840	87.6%	2,439	21.95
3880 Kilroy Airport Way(4)	1	1987	98,243	100.0%	1,328	13.52
3760 Kilroy Airport Way	1	1989	165,278	84.9%	3,456	24.62
3780 Kilroy Airport Way	1	1989	219,745	85.8%	4,861	25.79
3750 Kilroy Airport Way(7)	1	1989	10,457	100.0%	131	12.53
3800 Kilroy Airport Way	1	2000	192,476	90.5%	4,951	28.44
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,538	26.01
Westside Media Center, Los Angeles, California
12200 W. Olympic Blvd.	1	2000	150,302	99.0%	3,936	26.44
12100 W. Olympic Blvd.	1	2002	150,167	100.0%	5,484	36.52
12312 W. Olympic Blvd(4)	1	1950/1998	78,000	100.0%	1,782	22.85
1633 26th Street Santa Monica, California	1	1972/1997	44,915	100.0%	1,152	25.65
2100 Colorado Avenue Santa Monica, California(4)	3	1992	94,844	100.0%	2,791	29.43
3130 Wilshire Blvd. Santa Monica, California	1	1969/1998	88,338	93.0%	2,077	25.28
501 Santa Monica Blvd. Santa Monica, California	1	1974	73,115	83.1%	1,879	30.93

Subtotal/Weighted Average— Los Angeles County	24		2,898,396	92.8%	69,683	25.92

Orange County
La Palma Business Center, Anaheim, California 4175 E. La Palma Avenue	1	1985	43,263	89.1%	718	18.62
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	100.0%	1,479	24.74
Kilroy Center, Brea, California
601 Valencia Avenue	1	1982	60,891	100.0%	791	12.99
603 Valencia Avenue	1	2005	45,900	100.0%	993	21.63
111 Pacifica Irvine, California	1	1991	67,496	100.0%	1,779	26.36

Subtotal/Weighted Average— Orange County	5		277,340	98.3%	5,760	21.13

San Diego County
Del Mar Corporate Center, San Diego, California
12340 El Camino Real(8)	1	2002	87,405	100.0%	$3,844	$43.98
12390 El Camino Real(8)	1	2000	72,332	100.0%	3,069	42.43
12348 High Bluff Drive San Diego, California(8)	1	1999	38,710	100.0%	1,065	27.51

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/06(1)	Annualized Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
Kilroy Centre Del Mar, San Diego, California
3579 Valley Centre Drive(8)	1	1999	52,375	100.0%	1,777	33.93
3611 Valley Centre Drive(8)	1	2000	130,178	100.0%	4,612	35.43
3661 Valley Centre Drive(8)	1	2001	129,752	100.0%	4,006	30.87
3721 Valley Centre Drive(8)	1	2002	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive(10)	1	2000	112,067	100.0%	5,199	46.39
12225/12235 El Camino Real San Diego, California(9)	2	1998	115,513	100.0%	3,113	26.95
12400 High Bluff Drive San Diego, California(8)	1	2003	208,464	100.0%	9,897	47.48
6215/6220 Greenwich Drive San Diego, California(4)	2	1996	212,214	100.0%	3,555	16.75
15051 Avenue of Science San Diego, California(4)	1	2001	70,617	100.0%	2,035	28.82
15073 Avenue of Science San Diego, California(4)	1	2001	46,759	100.0%	1,041	22.26
15227 Avenue of Science San Diego, California(10)	1	2005	65,867	100.0%	1,882	28.57
15253 Avenue of Science San Diego, California(10)	1	2005	37,405	100.0%	1,069	28.58
15215 Avenue of Science San Diego, California(10)	1	2006	77,015	100.0%	2,110	27.40
15378 Avenue of Science San Diego, California(4)	1	1984	68,910	100.0%	929	13.48
15435/15445 Innovation Drive San Diego, California(8)	2	2000	103,000	100.0%	2,856	27.73
13500/13520 Evening Creek Drive North San Diego, California	2	2004	281,830	98.2%	8,340	30.13
4939/4955 Directors Place San Diego, California(10)	2	2002	136,908	100.0%	5,157	37.67
5005/5010 Wateridge Vista Drive San Diego, California(4)	2	1999	172,778	100.0%	3,509	20.31
10421 Pacific Center Court San Diego, California(8)	1	2002	79,871	100.0%	4,490	56.22
10243 Genetic Center Drive San Diego, California(10)	1	2001	102,875	100.0%	3,518	34.20
10390 Pacific Center Court San Diego, California(4)	1	2002	68,400	100.0%	2,771	40.51
6055 Lusk Avenue San Diego, California(4)	1	1997	93,000	100.0%	1,152	12.39
6260 Sequence Drive San Diego, California(10)	1	1997	130,536	100.0%	1,725	13.21
6290/6310 Sequence Drive San Diego, California(4)	2	1997	152,415	100.0%	2,098	13.77
6340/6350 Sequence Drive San Diego, California(11)	2	1998	199,000	100.0%	3,438	17.28
Pacific Corporate Center San Diego, California(12)	6	1995	332,542	85.4%	4,490	15.82
5717 Pacific Center San Diego, California	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive San Diego, California(13)	1	1999	47,636	100.0%	1,108	23.26
9455 Towne Center Drive San Diego, California(4)	1	1998	45,195	100.0%	668	14.78
9785/9791 Towne Center Drive San Diego, California(4)	2	1999	126,000	100.0%	2,290	18.17

Subtotal/Weighted Average— San Diego County	47		3,780,344	98.6%	102,083	27.39

Other
Kilroy Airport Center, Seattle, Washington
18000 Pacific Highway	1	1974	209,904	85.2%	3,684	20.61
17930 Pacific Highway(4)	1	1980/1997	211,139	100.0%	2,232	10.57
17900 Pacific Highway	1	1980	111,387	78.7%	1,374	15.68
5151-5155 Camino Ruiz Camarillo, California(14)	4	1982	265,372	100.0%	3,373	12.71
2829 Townsgate Road Thousand Oaks, California	1	1990	81,158	89.8%	2,051	28.15

Subtotal/Weighted Average— Other	8		878,960	92.8%	12,714	15.59

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	84		7,835,040	95.8%	190,240	25.35

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue El Segundo, California	1	1954	192,053	100.0%	2,960	15.41

Subtotal/Weighted Average— Los Angeles County	1		192,053	100.0%	2,960	15.41

Orange County
1000 E. Ball Road Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue Anaheim, California	1	1984	84,185	100.0%	668	7.93

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/06(1)	Annualized Base Rent ($000’s)(2)	Average Base Rent Per Sq. Ft. ($)(3)
3125 E. Coronado Street Anaheim, California	1	1970	144,000	100.0%	1,028	7.14
3130/3150 Miraloma Anaheim, California(15)	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue Anaheim, California	1	1966	153,320	100.0%	798	5.20
5115 E. La Palma Avenue Anaheim, California	1	1967/1998	286,139	100.0%	1,484	5.19
5325 E. Hunter Avenue Anaheim, California	1	1983	110,487	100.0%	564	5.10
Anaheim Technology Center Anaheim, California	5	1999	597,147	100.0%	3,672	6.15
La Palma Business Center, Anaheim, California
4155 E. La Palma Avenue(16)	1	1985	74,618	100.0%	873	11.70
4123 E. La Palma Avenue(17)	1	1985	70,863	100.0%	711	10.03
Brea Industrial Complex Brea, California(18)	7	1981	277,456	97.8%	2,132	7.85
Brea Industrial—Lambert Road Brea, California(19)	2	1999	178,811	100.0%	1,340	7.49
1675 MacArthur Costa Mesa, California	1	1986	50,842	100.0%	625	12.29
25202 Towne Center Drive Foothill Ranch, California	1	1998	303,533	100.0%	2,501	8.24
12400 Industry Street Garden Grove, California	1	1972	64,200	100.0%	356	5.55
12681/12691 Pala Drive Garden Grove, California(10)	1	1970	84,700	100.0%	664	7.84
7421 Orangewood Avenue Garden Grove, California	1	1981	82,602	100.0%	643	7.78
Garden Grove Industrial Complex Garden Grove, California(20)	6	1971	275,971	100.0%	1,910	6.92
17150 Von Karman Irvine, California(21)	1	1977	157,458	0%	—	—
2055 S.E. Main Street Irvine, California	1	1973	47,583	100.0%	394	8.28
1951 E. Carnegie Santa Ana, California	1	1981	100,000	100.0%	810	8.10
2525 Pullman Santa Ana, California	1	2002	103,380	100.0%	586	5.67
14831 Franklin Avenue Tustin, California	1	1978	36,256	100.0%	279	7.70
2911 Dow Avenue Tustin, California	1	1998	51,410	100.0%	281	5.47

Subtotal/Weighted Average— Orange County	42		3,677,916	95.6%	24,616	7.00

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	43		3,869,969	95.8%	27,576	7.44

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	127		11,705,009	95.8%	$217,816	$19.43

(1)	Based on all leases at the respective properties in effect as of December 31, 2006.

(2)	Calculated as contractual base rent as of December 31, 2006, determined in accordance with GAAP, and annualized to reflect a twelve-month period. Annual base rent excludes reimbursements received from tenants for leasehold improvements constructed by the Company. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). Each tenant pays its pro rata share of increases in expenses above the Base Year of Expense Stop.

(3)	Calculated as Annual Base Rent divided by net rentable square feet leased at December 31, 2006.

(4)	For this property, the lease is written on a triple net basis.

(5)	This table excludes approximately 107,000 rentable square feet of this building that the Company is currently redeveloping, given that The Boeing Company and its predecessor occupied the building for over 20 years (see Note 5 to our consolidated financial statements). Leases for the remaining approximately 15,700 rentable square feet are written on a full service gross basis.

(6)	This property was redeveloped in 2004. As of the date of this report, we have executed leases or letters of intent for 78% of the redeveloped space.

(7)	For this property, leases of approximately 4,000 rentable square feet are written on a modified gross basis and leases of approximately 6,000 rentable square feet are written on a full service gross basis.

(8)	For this property, the leases are written on a modified gross basis.

(9)	For this property, leases of approximately 55,000 rentable square feet are written on a modified gross basis and leases of approximately 61,000 rentable square feet are written on a triple net basis.

(10)	For this property, the lease is written on a modified net basis.

(11)	For this property, a lease of approximately 133,000 rentable square feet is written on a triple net basis. A lease of approximately 66,000 rentable square feet is written on a modified net basis.

(12)	For this property, leases of approximately 243,000 rentable square feet are written on a modified net basis and a lease of approximately 90,000 rentable square feet is written on a gross basis.

(13)	For this property, leases of approximately 36,000 rentable square feet are written on a modified net basis, and leases of approximately 11,000 rentable square feet are written on a modified gross basis.

(14)	For this property, leases of approximately 225,000 rentable square feet are written on a triple net basis and leases of approximately 40,000 rentable square feet are written on a full service gross basis.

(15)	For this property, a lease of approximately 144,000 rentable square feet is written on a modified net basis.

(16)	For this property, leases of approximately 47,000 rentable square feet are written on a full service gross basis and leases of approximately 27,000 rentable square feet are written on a triple net basis.

(17)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis and a lease of approximately 56,000 rentable square feet is written on a triple net basis.

(18)	The seven properties at the Brea Industrial Complex were built between 1981 and 1985. For these properties, leases of approximately 192,000 rentable square feet are written on a triple net basis and approximately 79,000 rentable square feet are written on a modified gross basis.

(19)	For these properties, leases of approximately 142,000 rentable square feet are written on a modified net basis, and a lease of approximately 37,000 rentable square feet is written on a modified gross basis.

(20)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985. For these properties, leases of approximately 231,000 rentable square feet are written on a triple net basis and approximately 45,000 rentable square feet are written on a modified gross basis.

(21)	We are currently pursuing a strategy to potentially re-entitle this property and change its legal entitlement from industrial use to medium density residential use.

Development and Redevelopment

The following tables set forth certain information regarding our active office development and redevelopment projects as of December 31, 2006. See further discussion regarding our development and redevelopment trends under “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Total Estimated Investment(3)	Total Costs Incurred as of December 31, 2006(4)	Percent Pre-Leased as of December 31, 2006
				($ in millions)
Projects Under Construction
Santa Fe Summit—Phase I(2) 56 Corridor San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	465,600	$146.7	$106.3	100%
Pacific Corporate Center Sorrento Mesa San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	318,000	77.6	37.4	100%
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	142,726	64.8	12.0	0%
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	51.7	8.1	100%
Sorrento Gateway Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	21.6	7.4	0%

Total Projects Under Construction			1,127,982	$362.4	$171.2	82%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2)	Construction on two of the four buildings commenced in the fourth quarter of 2005. Construction on the remaining two buildings commenced in the first quarter of 2006.

(3)	Represents total projected development costs at December 31, 2006.

(4)	Represents cash paid and costs incurred as of December 31, 2006.

Redevelopment Projects

Project Name / Submarket /City	Pre- and Post- Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs(3)	Total Estimated Investment	Total Costs as of December 31, 2006(4)	Percent Pre- Leased
				($ in millions)
Projects Under Construction
2240 E. Imperial Highway(5) Kilroy Airport Center El Segundo, CA	Lab to Office	2nd Qtr 2007	2nd Qtr 2008	107,041	$5.0	$14.8	$19.8	$7.0	77%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped. See footnote (5) below.

(3)	Represents total projected development costs at December 31, 2006.

(4)	Represents cash paid and costs incurred as of December 31, 2006.

(5)	The Company is redeveloping 107,041 rentable square feet of this building given that The Boeing Company and its predecessor occupied the space for highly specialized use for over 20 years.

Tenant Information

The following table sets forth information as to our ten largest office and industrial tenants as of December 31, 2006, based upon annualized rental revenues at December 31, 2006.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
The Boeing Company(3)	$8,825	4.0%	August 1984	Various	(3)
AMN Healthcare	8,341	3.8	July 2003	July 2018
DIRECTV Group, Inc.(4)	6,350	2.9	November 1996	May 2014	(5)
Intuit Inc.	6,106	2.8	November 1997	Various	(6)
Fish & Richardson	6,071	2.8	October 2003	October 2018
Scripps Health(7)	5,199	2.4	July 2004	June 2021
Diversa Corporation	5,158	2.3	November 2000	Various	(8)
Accredited Home Lenders	5,061	2.3	December 2005	May 2016
Favrille, Inc.(9)	4,490	2.0	March 2003	June 2025
Hewlett-Packard Company	4,348	2.0	October 1999	April 2012

Total Office Properties	$59,949	27.3%

Industrial Properties:
Mattel, Inc.	$2,960	1.3%	May 1990	October 2016
Celestica California, Inc.	2,501	1.1	May 1998	May 2008
NBTY Manufacturing, LLC	1,484	0.7	August 1998	July 2008
Extron Electronics, Inc.	1,145	0.5	February 1995	Various	(10)
Targus, Inc.	1,053	0.5	December 1998	March 2009
Progressive Marketing Products, Inc.	838	0.4	August 2002	September 2012
Ricoh Electronics, Inc.	810	0.4	February 1998	February 2008
Arrow Industries, Inc.	798	0.4	October 2001	September 2011
Printrak International Inc.	668	0.3	May 1998	April 2007
Southland Industries	643	0.3	October 2002	March 2018

Total Industrial Properties	$12,900	5.9%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.

(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor.

(3)	The Boeing Company leases of 113,242, 286,151, 65,447 and 211,139 rentable square feet expire March 2009, July 2010, October 2010 and December 2010, respectively. See additional discussion on The Boeing Company under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations—Recent information regarding significant tenants.”

(4)	In addition, we are redeveloping 107,041 rentable square feet at 2240 E. Imperial Highway of which 77% has been pre-leased to DIRECTV Group, Inc. The lease is expected to commence June 2007.

(5)	During the fourth quarter of 2006, the DIRECTV Group, Inc. lease of 207,166 rentable square feet was extended for an additional 7 years from the commencement date of the lease with respect to the new premises. The lease with DIRECTV Group, Inc. for the new premises encompassing approximately 82,586 rentable square feet is expected to commence June 2007. Therefore, the termination date of May 2014 for the 207,166 rentable square feet is an estimate.

(6)	Intuit Inc. has three leases aggregating 90,027 rentable square feet scheduled to expire in July 2014. In addition, Intuit has one lease encompassing 212,214 rentable square feet, of which 141,214 rentable square feet is scheduled to expire in August 2007 and 71,000 rentable square feet is scheduled to expire in August 2009. Furthermore, we are developing approximately 465,600 rentable square feet of office space in San Diego County, which has been pre-leased to Intuit Inc. The 10-year lease agreement is expected to commence during the third quarter of 2007, at which time Intuit Inc. is projected to become our largest tenant based on its percentage of total annual base rental revenues. See additional discussion on Intuit Inc. under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Influence Future Results of Operations.”

(7)	In addition, Scripps Health has preleased an office building encompassing 146,200 rentable square feet at one of our Development Properties. The lease is expected to commence in the third quarter of 2008.

(8)	The Diversa Corporation leases of 76,246 and 60,662 rentable square feet expire in November 2015 and March 2017, respectively.

(9)	In addition, Favrille, Inc. has leased an additional 48,709 rentable square feet of office space from us. The lease is expected to commence during the first quarter of 2007.

(10)	The Extron Electronics leases of 100,000 and 57,730 rentable square feet expire in April 2015 and February 2015, respectively.

At December 31, 2006, our tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rent: services, 54.5%; manufacturing, 21.2%; finance, insurance and real estate, 16.5%; wholesale and retail trade, 2.5%; transportation, warehousing and public utilities, 2.1%; construction, 1.6%; government, 1.4%; and leisure and hospitality, 0.2%. Following is a list comprised of a representative sample of 25 of our tenants whose annual base rental revenues were less than 1.0% of our total annual base revenue at December 31, 2006:

•	Advanced Access	•	Dowling & Yahnke, Inc.	•	Nokia, Inc.

•	Arinc Inc.	•	Dudek & Associates, Inc.	•	Northwest Airlines, Inc.

•	Atmel Corporation	•	Nanogen, Inc.	•	Provant, Inc.

•	Bloomfield Financial Group	•	General Dynamics Advance Information, Inc.	•	Stewart Title Guaranty Company

•	Campaigners, Inc.	•	High Rise Goodies Restaurant Group	•	Storm Products, Inc.

•	China Airlines, LTD	•	Innovative Medical Management, Inc.	•	The Weston Group

•	Credit Capital, LLC	•	Lance Benefield & Co. Inc.	•	Williams Lyons Homes, Inc.

•	Culver Personnel Services	•	Meridias Capital, Inc.	•	Wolfenzon Law Group

•	David Goldberg Productions, Inc.	•	Moffat & Nichol

Lease Expirations

The following table sets forth a summary of our lease expirations for the Office and Industrial Properties for each of the next ten years beginning with 2007, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A: Risk Factors.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)(2)	Percentage of Leased Square Feet Represented by Expiring Leases(3)	Annual Base Rent Under Expiring Leases (000’s)(4)	Average Annual Rent Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2007	67	828,565	11.2%	$16,352	$19.74
2008	57	513,407	6.9	11,023	21.47
2009	80	1,327,684	17.9	31,051	23.39
2010	64	1,170,274	15.8	29,468	25.18
2011	59	777,325	10.5	13,812	17.77
2012	17	339,864	4.6	10,181	29.96
2013	12	394,729	5.3	8,908	22.57
2014	13	588,101	7.9	16,010	27.22
2015	11	355,140	4.8	10,399	29.28
2016	7	410,442	5.5	11,119	27.09
2017 and beyond	13	723,320	9.6	31,917	44.13

	400	7,428,851	100.0%	$190,240	$25.61

Industrial Properties:
2007	13	523,199	14.1%	3,840	$7.34
2008	12	922,713	24.9	6,549	7.10
2009	14	766,945	20.7	4,836	6.31
2010	9	254,888	6.9	1,875	7.36
2011	9	353,607	9.5	2,756	7.79
2012	6	362,369	9.8	2,238	6.18
2013	—	—	—	—	—
2014	1	49,178	1.3	420	8.54
2015	2	157,730	4.3	1,145	7.26
2016	2	233,278	6.3	3,274	14.03
2017 and beyond	1	82,602	2.2	643	7.78

	69	3,706,509	100.0%	$27,576	$7.44

Total Portfolio	469	11,135,360	100.0%	$217,816	$19.56

(1)	Includes tenants only. Excludes leases for parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Excludes space leased under month-to-month leases and vacant space at December 31, 2006.

(3)	Based on total leased square footage for the respective stabilized portfolios as of December 31, 2006.

(4)	Determined based upon aggregate base rent to be received over the term divided by the term in months multiplied by 12, including all leases executed on or before December 31, 2006.

Secured Debt

At December 31, 2006, the Operating Partnership had twelve outstanding mortgage loans, representing aggregate indebtedness of approximately $459.2 million, which were secured by certain of the Properties. See Notes 10 and 26 to our consolidated financial statements included with this report. Management believes that, as of December 31, 2006, the value of the properties securing the respective secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, we are not a party to, and our Properties are not subject to, any other legal proceedings which if determined adversely to us would have a material adverse effect upon our financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2006 and 2005 as reported on the NYSE. On December 31, 2006, there were approximately 161 registered holders of our common stock.

2006	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$77.74	$63.45	$77.26	$0.5300
Second quarter	76.00	65.33	72.25	0.5300
Third quarter	79.44	70.72	75.34	0.5300
Fourth quarter	83.42	71.53	78.00	0.5300
2005	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$43.30	$38.95	$40.91	$0.5100
Second quarter	48.37	40.66	47.49	0.5100
Third quarter	56.03	47.29	56.03	0.5100
Fourth quarter	63.71	51.74	61.90	0.5100

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

During 2006, we issued 1,350,986 shares of common stock in redemption of 1,350,986 common limited partnership units of the Operating Partnership by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the partnership units share in distributions with the common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Rental income	$224,498	$213,084	$190,904	$172,184	$169,119
Tenant reimbursements	24,365	22,379	20,507	19,042	20,225
Other property income	2,381	892	1,202	23,996	2,658

Total revenues	251,244	236,355	212,613	215,222	192,002

Property expenses	42,937	39,282	33,325	30,524	27,590
Real estate taxes	18,865	17,008	15,886	14,626	14,002
Provision for bad debts	744	(665)	851	1,448	6,666
Ground leases	2,016	1,679	1,401	1,296	1,354
General and administrative expenses	22,800	66,456	34,021	20,095	12,902
Interest expense	43,541	38,956	33,678	30,056	30,088
Depreciation and amortization	70,505	66,198	57,139	54,216	56,619

Total expenses	201,408	228,914	176,301	152,261	149,221

Interest income	1,653	604	521	196	513
Net settlement receipts (payments) on interest rate swaps	991	364	(2,893)	(3,218)	(6,819)
(Loss) gain on derivative instruments	(818)	378	3,099	704	(244)

Total other income (expense)	1,826	1,346	727	(2,318)	(6,550)

Income from continuing operations before net gain on dispositions and minority interests	51,662	8,787	37,039	60,643	36,231
Net gain on dispositions of operating properties(1)					896

Income from continuing operations before minority interests	51,662	8,787	37,039	60,643	37,127
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(5,588)	(5,588)	(9,579)	(13,163)	(13,500)
Original issuance costs of redeemed preferred units			(1,200)	(945)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(2,792)	738	(2,852)	(6,110)	(3,350)
Recognition of previously reserved Development LLC preferred return					3,908
Minority interest in earnings of Development LLCs					(1,024)

Total minority interests	(8,380)	(4,850)	(13,631)	(20,218)	(13,966)

Income from continuing operations	43,282	3,937	23,408	40,425	23,161
Discontinued operations:
Revenues from discontinued operations	13,085	6,490	13,062	16,018	23,161
Expenses from discontinued operations	(2,564)	(3,485)	(6,896)	(8,491)	(12,250)
Net gain on dispositions of discontinued operations	31,259	30,764	6,148	3,642	6,570
Impairment loss on property held for sale			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(3,198)	(3,887)	(1,455)	(1,478)	(2,208)

Total income from discontinued operations	38,582	29,882	10,133	9,691	15,273

Net income	81,864	33,819	33,541	50,116	38,434
Preferred dividends	(9,608)	(9,608)	(3,553)	(349)

Net income available for common stockholders	$72,256	$24,211	$29,988	$49,767	$38,434

Share Data:
Weighted average shares outstanding—basic	31,244,062	28,710,726	28,244,459	27,526,684	27,449,676

Weighted average shares outstanding—diluted	31,389,999	28,710,726	28,422,027	27,737,791	27,722,197

Net income (loss) from continuing operations per common share—basic	$1.08	$(0.20)	$0.70	$1.46	$0.84

Net income (loss) from continuing operations per common share—diluted	$1.07	$(0.20)	$0.70	$1.44	$0.84

Net income per common share—basic	$2.31	$0.84	$1.06	$1.81	$1.40

Net income per common share—diluted	$2.30	$0.84	$1.06	$1.79	$1.39

Dividends declared per common share	$2.12	$2.04	$1.98	$1.98	$1.98

**Footnote on following page

(1)	In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on disposition of properties sold subsequent to January 1, 2002 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The net gain on dispositions of operating properties for the year ended December 31, 2002 relates to the disposition of an office property we sold in the fourth quarter of 2001. The additional gain had previously been reserved for financial reporting purposes until certain litigation associated was resolved in the second quarter of 2002.

	Kilroy Realty Corporation Consolidated
	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$2,040,761	$1,953,971	$1,863,230	$1,735,796	$1,691,667
Total assets	1,799,352	1,674,474	1,609,024	1,516,428	1,507,710
Total debt	879,198	842,282	801,441	761,048	762,037
Total liabilities	1,011,790	1,031,106	929,348	849,683	853,580
Total minority interests	113,266	124,100	133,129	183,712	219,948
Total stockholders’ equity	674,296	519,268	546,547	483,033	434,182
Other Data:
Funds From Operations(1)	$118,184	$63,603	$87,643	$110,758	$96,908
Cash flows provided by (used in):
Operating activities	61,570	116,002	120,513	124,399	122,409
Investing activities	(136,193)	(75,682)	(123,271)	(67,463)	(78,487)
Financing activities	82,690	(41,292)	(2,281)	(62,821)	(44,632)
Office Properties:
Rentable square footage	7,835,040	7,948,152	7,674,424	7,316,187	7,447,605
Occupancy	95.8%	92.5%	94.0%	87.6%	91.1%
Industrial Properties:
Rentable square footage	3,869,969	4,587,491	4,602,605	4,878,603	4,880,963
Occupancy	95.8%	99.3%	95.5%	94.5%	97.7%

(1)	We believe that Funds From Operations (“FFO”) is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). The White Paper defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and accordingly, our FFO may not be comparable to other REITs.

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

Non-cash adjustments to arrive at FFO were as follows: in all periods, minority interest in earnings of the operating partnership, depreciation and amortization and net gain (loss) from dispositions of operating properties. For additional information, see “Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of increased worldwide demand, future interest rate levels and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust (“REIT”). We own our interests in all of our properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conduct substantially all of our operations through the Operating Partnership. We owned an 93.3% and 88.7% general partnership interest in the Operating Partnership as of December 31, 2006 and 2005, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see note 2 to our consolidated financial statements included elsewhere in this report.

Rental revenue recognition.    Rental revenue is our principal source of revenue and is recognized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), as amended and interpreted. Minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. We recognize revenue from rent, tenant reimbursements, parking and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition, (“SAB 104”):

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility of the amount is reasonably assured.

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

When management concludes that we are the owner of tenant improvements, for accounting purposes, we record the cost to construct the tenant improvements as an asset. In addition, we record the cost of certain tenant improvements paid for or reimbursed by tenants when management concludes that we are the owner of such tenant improvements using the criteria discussed above. For these tenant-funded tenant improvements we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental revenue over the term of the related lease. During the years ended December 31, 2006, 2005 and 2004, $2.3 million, $2.2 million and $1.9 million, respectively, of this deferred revenue was amortized into and recognized as rental revenue.

When management concludes that the tenant is the owner of tenant improvements, for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease.

Lease termination fees are recognized when received and realized. When lease termination fees are received in advance of the actual legal lease termination date and the tenant is still in possession of the leased premises, we recognize the lease termination fee on straight-lined basis as other property income over the remaining estimated term of the lease.

Tenant Recoveries—Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in deferred leasing costs and acquisition related intangibles in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases.

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in prepaid expenses and other assets or deferred revenue and acquisition related liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.

Cost capitalization—A variety of costs are incurred in the development, redevelopment and construction of real estate properties. We capitalize such costs in accordance with the guidelines under Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”) and Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost “ (“SFAS 34”).

All direct construction, development and redevelopment costs associated with the development of a new property are capitalized. Capitalized costs also include the following project costs associated with the initial construction of a property: pre-construction costs essential to the development of the property, interest costs, real estate taxes, salaries and related indirect costs that are directly related and incremental to construction, development or redevelopment and other costs incurred during the period of construction, development or redevelopment.

We capitalize project costs associated with the initial construction and redevelopment of a property up to the time the property is substantially complete and ready for its intended use. Determination of when a development project is substantially complete and capitalization must cease involves a certain degree of judgment. We believe a project is substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from building shell completion. We believe this basis is the most widely accepted standard in the real estate industry. We cease capitalization for projects with extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains a 95% occupancy. For projects with extended lease-up periods, we cease capitalization on the portion of the project substantially completed and occupied and we capitalize only those costs associated with the portion under construction for the time parameters discussed above.

Allowances for uncollectible current tenant receivables and deferred rent receivables—Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible tenant receivables and deferred rent. Management’s determination of the adequacy of these allowances requires significant judgments and estimates.

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

Management’s estimate for the required allowance is reevaluated quarterly as economic and market conditions and the creditworthiness of our tenants change. For the years ended December 31, 2006, 2005 and 2004 we recorded a provision for bad debts of approximately 0.3%, (0.3)%, and 0.4% of recurring revenue. Included in these provision amounts is the reversal of approximately $750,000 of the allowance through the provision for bad debts for each of 2005 and 2004, due to the collection of two of the four annual installment payments due under the 2002 settlement agreement with Peregrine (See Note 19 to our consolidated financial statements included with this report). In addition, also included in these provision amounts is the reversal of approximately $1.3 million of the allowance through the provision for bad debts in 2005 due to our reevaluation of the allowance, when Peregrine was acquired by Hewlett-Packard Company, related to the remaining future annual installment payments due under the 2002 settlement agreement. Excluding the effect of Peregrine on the provision for bad debts, for the years ended December 31, 2006, 2005 and 2004, the Company recorded a provision for bad debts of approximately 0.3%, 0.6%, and 0.8% of recurring revenue. The decreasing trend in the provision for bad debts is primarily due to an improvement in our historical loss experience with respect to longer term deferred rents receivables. No assurance can be given that this trend will continue during 2007.

Evaluation of asset impairment—Operating properties are generally carried at historical cost less accumulated depreciation. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. We evaluate an operating property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that these periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows and the estimation of a property’s fair value are inherently uncertain and rely on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires management to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. Our estimate of future cash flows is subject to revision if management’s assessment of market conditions or intent to hold the property changes.

In the first quarter 2004, we reclassified one of our office properties as held for sale and recorded a $0.7 million impairment loss to reflect the property on the balance sheet at its estimated fair market value less selling costs. We subsequently sold the property in May 2004. We did not record any impairment losses during the years ended December 31, 2006 and 2005. If we determine it is necessary to recognize a material impairment loss, our financial position, and results of operations may be adversely affected.

Depreciable lives of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives generally ranging from 25 to 40 years for buildings and the shorter of the lease term or useful life, generally ranging from one to 15 years, for tenant improvements.

Depreciable lives of leasing commissions and tenant improvements—We incur certain capital costs in connection with leasing our properties. These leasing costs primarily include lease commissions and tenant improvements (see discussion of tenant improvements under the heading “—Rental revenue recognition”). Leasing commissions and tenant improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the estimated remaining term of the associated lease, generally ranging from one to 15 years. Management reevaluates the remaining useful life of these costs as the creditworthiness of our tenants and economic and market conditions change. If management determines that the estimated remaining life of the respective lease has changed, we adjust the amortization or depreciation period and, accordingly, the amortization or depreciation expense recorded each period may fluctuate. If we experience increased levels of amortization or depreciation expense due to decreases in the estimated useful lives of leasing costs, our results of operations may be adversely affected.

Share-Based Incentive Compensation Accounting.    At December 31, 2006, the Company had one share-based incentive compensation plan, which is described more fully in Note 16 to the consolidated financial statements. The Executive Compensation Committee determines compensation for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”). Historically, the Executive Compensation Committee has annually approved programs for our Executive Officers for the potential issuance of nonvested shares of common stock as part of their annual and long-term incentive compensation. The number of nonvested shares that have been issued has historically been contingent upon the achievement of certain corporate performance conditions. We recognize compensation cost for these Executive Officer programs over the requisite service period, which historically has included both the performance and service vesting periods and begins upon the formal authorization of the program. During the performance period, we estimate the total grant date fair value of the potential future award based on management’s most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on management’s latest internal forecasts for such specific corporate performance measures. We calculate compensation cost during the performance period based on this estimate and record compensation expense equal to the portion of the requisite service period that has elapsed through the end of the reporting period.

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

Rental rates.    For leases that commenced during the year ended December 31, 2006, the change in rental rate was an increase of 12.3% on a GAAP basis and an increase of 3.0% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that at December 31, 2006 the average rental rates for our

Properties were between 5% and 10% below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 494,700 square feet, or 4.2%, of currently available space in our stabilized portfolio, leases representing approximately 12.1% and 12.9% of the leased square footage of our stabilized portfolio are scheduled to expire during 2007 and 2008, respectively. The leases scheduled to expire in 2007 and the leases scheduled to expire in 2008 represent approximately 1.3 million square feet of office space, or 12.6%, of our total annualized base rent, and 1.4 million square feet of industrial space, or 4.8%, of our total annualized base rent, respectively. We have re-leased approximately 33,000, or 2.4%, of the net rentable square feet scheduled to expire in 2007 as of the date of this report. We believe that the average rental rates for leases scheduled to expire in 2007 and in 2008 are approximately 10% and 5%, respectively, below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our Properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in 2006, based on third-party reports of positive net absorption and decreased levels of direct vacancy. Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 92.8% occupied at December 31, 2006, compared to 90.6% occupied at December 31, 2005. As of December 31, 2006, leases representing an aggregate of approximately 117,500 and 144,300 rentable square feet are scheduled to expire in 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2007 and in 2008 represents approximately 9.3% of the total occupied rentable square feet in this portfolio at December 31, 2006.

The El Segundo submarket continues to improve, and our leasing efforts are showing steady progress. During the third quarter of 2005, one redevelopment project, which is located in a two-building office complex in El Segundo, was added to our stabilized office portfolio since one year had passed following substantial completion. This building, which encompasses approximately 241,600 rentable square feet, was 64.8% occupied as of December 31, 2006. As of the date of this report, we have executed leases or letters of intent for approximately 78% of the redeveloped space, an increase from December 31, 2005 when the project was 55% committed. The other building in the office complex, which encompasses approximately 127,900 rentable square feet, was 96.7% occupied as of December 31, 2006. In June 2006 we commenced construction on another redevelopment project, encompassing approximately 107,000 rentable square feet, which represents two floors of an office property in the El Segundo submarket. As of the date of this report, this project was 77% preleased. See additional information regarding this redevelopment project under the caption “—Development and redevelopment programs.” Management expects conditions in the El Segundo submarket to continue to improve given the strength in the neighboring submarkets.

San Diego County.    San Diego County remains one of the strongest submarkets in Southern California based on third-party reports of positive absorption, increased rental rates and continued tenant demand. We continue to expand our presence in this market by aggressively seeking and obtaining development opportunities in the region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Our San Diego stabilized office portfolio was 98.6% occupied at December 31, 2006, compared to 94.4% occupied at December 31, 2005. As of December 31, 2006, leases representing an aggregate of approximately 577,700 and 256,100 rentable square feet are scheduled to expire in 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2007 and in 2008 represents approximately 22.4% of the total occupied rentable square feet in this region at December 31, 2006. See additional information regarding these properties under the caption “—Development and redevelopment programs.”

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

Orange County.    As of December 31, 2006, our Orange County stabilized industrial portfolio was 95.6% occupied with approximately 163,500 vacant rentable square feet as compared to 99.1% occupied with approximately 34,300 vacant rentable square feet as of December 31, 2005. Included in the Company’s Orange County Industrial Portfolio is one vacant building encompassing approximately 157,500 rentable square feet. The Company is in the process of re-entitling this property for residential use and, if successful, will evaluate the strategic options for the property, including the potential disposition of the asset. As of December 31, 2006, leases representing an aggregate of approximately 542,400 and 1,001,900 rentable square feet were scheduled to expire in 2007 and in 2008, respectively, in this region. The aggregate of rentable square feet set to expire in 2007 and in 2008 represents approximately 40.8% of the total occupied rentable square feet in this region at December 31, 2006.

Sublease space.    Of our leased space at December 31, 2006, approximately 516,700 rentable square feet, or 4.4%, of the square footage in our stabilized portfolio, was available for sublease, as compared to 683,800 rentable square feet, or 5.5%, at December 31, 2005. This decrease in rentable square feet available for sublease is primarily due to the disposition of one of our Orange County industrial properties in the third quarter of 2006 (see Note 4 to our consolidated financial statements for additional information). Of the 4.4% of available sublease space in our stabilized portfolio at December 31, 2006, approximately 1.0% was vacant space and the remaining 3.4% was still occupied by the tenant. Approximately 67%, 24% and 9% of the available sublease space as of December 31, 2006 is located in the San Diego, Los Angeles and Orange County submarkets, respectively. Of the approximately 516,700 rentable square feet available for sublease at December 31, 2006, there are no scheduled lease expirations in 2007 and approximately 42,500 rentable square feet, representing four leases, are scheduled to expire in 2008.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of December 31, 2006, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet of office space under four separate leases, representing 4.0% of total annualized base rental revenues at December 31, 2006. Boeing has one lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, which was extended during the third quarter of 2006 for an additional three-year period and is scheduled to expire in July 2010. Boeing has another lease in Seattle, Washington, encompassing 211,000 rentable square feet, which was extended during the fourth quarter of 2006 for an additional three-year period and is scheduled to expire in December 2010. The remaining two leases for approximately 113,000 and 66,000 rentable square feet are scheduled to expire in March 2009 and October 2010, respectively.

Intuit Inc.    As of December 31, 2006, Intuit, our fourth largest office tenant, leased an aggregate of approximately 302,500 rentable square feet of office space under four separate leases, representing approximately 2.8% of our total annualized base rental revenues at December 31, 2006. During the year ended December 31, 2005, we executed a new ten-year lease agreement with Intuit, resulting in the leasing of approximately 465,600 rentable square feet of additional space, comprising the entirety of a four-building office complex that we are developing in the Route 56 Corridor submarket in San Diego County for Intuit. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Upon commencement of the term of this new lease, which is anticipated to occur during the third quarter of 2007, Intuit is projected to become our largest tenant based on its percentage of our total annualized base rental revenues.

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,200 rentable square feet, of which approximately 141,200 rentable square feet is scheduled to expire in August 2007 and the remaining 71,000 rentable square feet is scheduled to expire in August 2009. Intuit also has three leases in Calabasas, California that encompass an aggregate of approximately 90,000 rentable square feet. All three of these leases are scheduled to expire in July 2014.

Development and redevelopment programs.    We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We have continued to aggressively seek and obtain development opportunities throughout Southern California and specifically in our core markets, such as the San Diego County region, as it remains one of the strongest markets in Southern California. We have made significant progress in expanding our development program through new lease transactions and targeted acquisitions. As of December 31, 2006, we had five development projects, consisting of eight buildings, under construction, which when complete are expected to encompass approximately 1,128,000 rentable square feet.

One of the projects is a four-building office complex in the Route 56 Corridor submarket of San Diego County, which has been pre-leased to Intuit. We began construction on two of the four buildings in the fourth quarter of 2005, and construction on the remaining two buildings commenced in the first quarter of 2006. The project, which will encompass an aggregate of approximately 465,600 rentable square feet, is expected to be completed in phases during the third quarter of 2007. The project has a total estimated investment of approximately $147 million.

In April 2006, we executed a lease agreement with Cardinal Health, Inc. for two buildings, encompassing an aggregate of approximately 411,000 rentable square feet of space in the Sorrento Mesa submarket of San Diego County. The lease includes one three-story building, encompassing approximately 318,000 rentable square feet, which we began construction on in September 2006, and an existing building, encompassing approximately 93,000 rentable square feet, located adjacent to the development site. The existing building is currently occupied by another tenant; however, the lease is scheduled to expire in April 2007. We expect to complete development of the new building in the third quarter of 2007, at which time the lease is expected to commence. The development project has a total estimated investment of approximately $78 million. Upon commencement of this new lease, Cardinal Health, Inc. is expected to become one of our top five tenants based on its percentage of our annualized base rental revenues.

In July 2006, we executed a lease agreement with Scripps Health, our sixth largest tenant as of December 31, 2006, for a new six-story office building, encompassing approximately 146,200 rentable square feet, at our Innovation Corporate Center in the I-15 Corridor submarket of San Diego County. We commenced construction on the project in September 2006 and expect to complete development of the new building in the third quarter of 2008. The lease is expected to commence in the third quarter of 2008. The project has a total estimated investment of approximately $52 million.

In September 2006, we began construction on another office property in the I-15 Corridor submarket of San Diego County encompassing an aggregate of approximately 142,700 rentable square feet of space. The project is located adjacent to an existing two-building office complex, which was 98.2% occupied at December 31, 2006. Development is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $65 million. As of December 31, 2006 the project had not been pre-leased.

In December 2006, we began construction on another office property in the Sorrento Mesa submarket of San Diego County encompassing an aggregate of approximately 55,500 rentable square feet. Development is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $22 million. As of December 31, 2006, the project had not been pre-leased. See additional information regarding our active development portfolio under the heading “Item 2. Properties—Development and Redevelopment” included in this report.

In September 2005, we acquired a property located on a 20-acre site that includes entitlements to build approximately 1.8 million square feet of office or light industrial space. We had leased the existing building, which encompasses approximately 303,000 rentable square feet, to the previous owner for a one-year period. This lease expired on September 30, 2006. In October 2006, we took the building out of service and are currently evaluating development and redevelopment plans for the site. We currently anticipate developing the site in phases depending on lease activity and market conditions.

Including the 20-acre site acquired in September 2005, our development pipeline included 48.2 acres of undeveloped land located in the coastal submarkets of northern San Diego County as of December 31, 2006. In addition, we completed three strategic acquisitions in January and February 2007 located in San Diego County, including two undeveloped land acquisitions and the acquisition of the redevelopment opportunity discussed below. The three 2007 acquisitions encompass an aggregate of approximately 40.1 acres (see Note 25 to our consolidated financial statements). Including these acquisitions, we believe we will have the potential to develop over two million rentable square feet of office space at a total investment of between $700 million and $1 billion.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where no land available for development exists. At the end of June 2006, we began redevelopment on approximately 107,000 rentable square feet of an office property in El Segundo, California that was occupied by Boeing and its predecessors for highly specialized use for over 20 years. The ground floor of the building, which encompasses approximately 15,700 rentable square feet of space, is not being redeveloped and is still reflected in our stabilized portfolio. The total estimated investment for this redevelopment project is approximately $20 million, of which $7 million has been spent to-date and $5 million represents the net depreciated carrying value of the building allocated to the project at the commencement of redevelopment. As of the date of this report, this project was 77% preleased. In addition, in January 2007, we acquired two vacant office buildings located on 5.6 acres of land in San Diego County, which we began redeveloping in the first quarter of 2007.

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

Rising Construction Costs.    As a result of increased worldwide demand, the availability of construction materials and skilled labor has become more limited and the cost of such materials and labor has increased significantly. A continued increase in the cost of construction materials, driven primarily by the volatility of the prices of underlying raw materials such as oil, cement and steel, and labor costs could adversely affect our expenditures for development and redevelopment costs and, consequently, our financial condition, results of operations and cash flows.

Incentive Compensation.    Our Executive Compensation Committee, which is currently comprised of all the Company’s independent directors, determines compensation, including equity and cash incentive programs, for our Executive Officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our Executive Officers based on certain performance measures, including financial, operating and development targets. During 2006, our Executive Compensation

Committee, which was comprised of three independent directors in 2006, approved incentive award programs for our Executive Officers that allowed the Executive Officers to receive bonus compensation upon the achievement of certain pre-established target levels for specific corporate performance measures (adopted by the Executive Compensation Committee in April 2006 for the fiscal year ending December 31, 2006.) The general provisions of the programs were previously reported on Form 8-Ks filed with the SEC on April 20, 2006 and September 22, 2006. The full value of these awards was not reflected in the financial statements for the period ended December 31, 2006 since, in accordance with SFAS 123(R), we did not begin recording the amortization of compensation cost until the programs were formally approved. Awards under these programs were granted in February 2007. The compensation cost associated with these awards will be amortized into earnings during the requisite service period, which is currently estimated to be through the end of the applicable vesting periods. In February 2007, our Executive Compensation Committee approved the 2007 incentive award programs for our Executive Officers that will allow the Executive Officers to receive bonus compensation in the event certain pre-established target levels for specific performance measures, such as funds from operations, revenue, operating margins, leasing, development, and total annual stockholder return, are achieved. The general provisions of the 2007 programs were previously reported on Form 8-K filed with the SEC on February 8, 2007. The estimated value of these potential awards will be reflected in the financial statements beginning in February 2007, when the programs were formally approved. For further information regarding the executive share-based incentive programs, see Note 16 to our consolidated financial statements. Depending on the nature of future programs put in place by the Executive Compensation Committee, accrued incentive compensation could be affected by the Company’s performance, the performance of our common stock and market conditions, and, consequently, we cannot predict the amounts that will be recorded in future periods related to such programs.

Share-Based Compensation.    Historically, the Executive Compensation Committee has made annual grants of nonvested stock to employees and non-employee board members under our stock-based employee option and incentive compensation plan (see Note 16 to our consolidated financial statements for a description of the plan). No options have been granted since 2002. Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. The adoption of this statement did not have a material effect on our income from continuing operations, net income, cash flows from operations, cash flows from financing activities or basic and diluted earnings per share since we historically recorded compensation cost for nonvested stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated. As of December 31, 2006, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. In February 2007, the Executive Compensation Committee granted 260,433 shares of nonvested stock to our Executive Officers and other key employees. Unrecognized compensation costs related to this grant, of $23.0 million, is expected to be recognized over a weighted-average period of 3.2 years. For further information regarding our share-based incentive programs, see Note 16 to our consolidated financial statements.

Results of Operations

As of December 31, 2006, our stabilized portfolio was comprised of 84 office properties encompassing an aggregate of approximately 7.8 million rentable square feet, and 43 industrial properties, encompassing an aggregate of approximately 3.9 million rentable square feet. Our stabilized portfolio of operating properties consists of all our Properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95.0% occupancy and are within one year following substantial completion (“lease-up” properties) and projects currently under construction.

As of December 31, 2006, the Office Properties and Industrial Properties represented approximately 86% and 14%, respectively, of our annualized base rent. For the year ended December 31, 2006, average occupancy in our stabilized portfolio was 95.4% compared to 94.2% for the year ended December 31, 2005. Occupancy for our stabilized portfolio at December 31, 2006 was 95.8% as compared to 95.0% at December 31, 2005. As of December 31, 2006, we had approximately 494,700 square feet of vacant space in our stabilized portfolio, compared to 632,300 square feet as of December 31, 2005.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2005 to December 31, 2006. Rentable square footage in our portfolio of stabilized properties decreased by an aggregate of approximately 0.8 million rentable square feet, or 6.6%, to 11.7 million rentable square feet at December 31, 2006, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2005	86	7,948,152	47	4,587,491	133	12,535,643
Acquisitions	—	—	—	—	—	—
Properties added from the Development and Redevelopment Portfolio	1	77,015	—	—	1	77,015
Properties transferred to Redevelopment	(1)	(100,978)	(1)	(303,000)	(2)	(403,978)
Dispositions(1)	(1)	(27,200)	(2)	(409,340)	(3)	(436,540)
Properties Held for Sale	(1)	(61,545)	(1)	(6,362)	(2)	(67,907)
Remeasurement		(404)		1,180		776

Total at December 31, 2006	84	7,835,040	43	3,869,969	127	11,705,009

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains or (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less operating expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 20 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2006 and 2005.

	Year Ended December 31,		Dollar Change	Percentage Change
	2006	2005
	(in thousands)
Net Operating Income, as defined
Office Properties	$159,449	$151,779	$7,670	5.1%
Industrial Properties	27,233	27,272	(39)	(0.1)

Total portfolio	186,682	179,051	7,631	4.3

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	186,682	179,051	7,631	4.3
Other expenses:
General and administrative expenses	22,800	66,456	(43,656)	(65.7)
Interest expense	43,541	38,956	4,585	11.8
Depreciation and amortization	70,505	66,198	4,307	6.5
Total other income	1,826	1,346	480	35.7

Income from continuing operations before minority interests	51,662	8,787	42,875	487.9
Minority interests attributable to continuing operations	(8,380)	(4,850)	(3,530)	72.8
Income from discontinued operations	38,582	29,882	8,700	29.1

Net income	81,864	33,819	48,045	142.1
Preferred dividends	(9,608)	(9,608)	—	0.0

Net income available for common stockholders	$72,256	$24,211	$48,045	198.4%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the years ended December 31, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$195,288	$184,407	$10,881	5.9%	$186,484	$180,064	$6,420	3.6%
Tenant reimbursements	20,506	18,819	1,687	9.0	19,376	17,266	2,110	12.2
Other property income	2,319	796	1,523	191.3	2,309	793	1,516	191.2

Total	218,113	204,022	14,091	6.9	208,169	198,123	10,046	5.1

Property and related expenses:
Property expenses	39,979	36,765	3,214	8.7	37,031	35,079	1,952	5.6
Real estate taxes	16,021	14,391	1,630	11.3	14,932	13,905	1,027	7.4
Provision for bad debts	648	(592)	1,240	209.5	639	(639)	1,278	200.0
Ground leases	2,016	1,679	337	20.1	2,016	1,679	337	20.1

Total	58,664	52,243	6,421	12.3	54,618	50,024	4,594	9.2

Net Operating Income	$159,449	$151,779	$7,670	5.1%	$153,551	$148,099	$5,452	3.7%

(1)	Office properties owned and stabilized at January 1, 2005 and still owned and stabilized at December 31, 2006.

Total revenues from Office Properties increased $14.1 million, or 6.9%, to $218.1 million for the year ended December 31, 2006 compared to $204.0 million for the year ended December 31, 2005. Rental income from Office Properties increased $10.9 million, or 5.9%, to $195.3 million for the year ended December 31, 2006 compared to $184.4 million for the year ended December 31, 2005. Rental income generated by the Core Office Portfolio increased $6.4 million, or 3.6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is primarily due to an increase in occupancy in this portfolio and an increase in rental rates at our San Diego office properties. Average occupancy in the Core Office Portfolio increased 1.7% to 95.9% for the year ended December 31, 2006 compared to 94.2% for the same period in 2005. The remaining $4.5 million increase in total office portfolio income was attributable to a $5.5 million increase in rental income generated by the two office development properties that were added to the stabilized portfolio in the fourth quarter of 2005 and two office redevelopment properties that were added to the stabilized portfolio in 2005 (“2005 Office Development and Redevelopment Properties”), a $0.4 million increase in rental income generated by one office building acquired in the second quarter of 2005 (“2005 Office Acquisition Property”), partially offset by a $1.4 million decrease resulting from the office property taken out of service and moved from our stabilized portfolio to the redevelopment portfolio in 2006 (“2006 Office Redevelopment Property”).

Tenant reimbursements from Office Properties increased $1.7 million, or 9.0%, to $20.5 million for the year ended December 31, 2006 compared to $18.8 million for the year ended December 31, 2005. An increase of $2.1 million, or 12.2%, was generated by the Core Office Portfolio and was primarily due to an increase in property expenses related to an increase in occupancy. This increase was partially offset by a decrease of $0.4 million, which was comprised of a decrease of $0.7 million attributable to the 2006 Office Redevelopment Property taken out of service, offset by an increase of $0.2 million generated by the 2005 Office Acquisition Property and an increase of $0.1 million generated by the 2005 Office Development and Redevelopment Properties.

Other property income from Office Properties increased $1.5 million, or 191.3%, to $2.3 million for the year ended December 31, 2006 compared to $0.8 million for the year ended December 31, 2005. Other property income for the year ended December 31, 2006 included $1.8 million net lease termination fees received from two former tenants (see Note 19 to our consolidated financial statements for additional information). Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $6.4 million, or 12.3%, to $58.6 million for the year ended December 31, 2006 compared to $52.2 million for the year ended December 31, 2005. Property expenses from Office Properties increased $3.2 million, or 8.7%, to $40.0 million for the year ended December 31, 2006 compared to $36.8 million for the year ended December 31, 2005. An increase of $2.0 million, or 5.6%, was generated by the Core Office Portfolio. This increase was primarily attributable to increased expenses in property management, janitorial and other contract services related primarily to an increase of occupancy at our Los Angeles office properties and renegotiated third-party service contracts. Of the remaining increase of $1.2 million in total office portfolio property expenses, $1.3 million was attributable to the 2005 Office Development and Redevelopment Properties and $0.2 million was attributable to the 2005 Office Acquisition Property, offset by a decrease of $0.3 million attributable to the 2006 Redevelopment Property taken out of service.

Real estate taxes from Office Properties increased $1.6 million, or 11.3%, to $16.0 million for the year ended December 31, 2006 as compared to $14.4 million for the year ended December 31, 2005. Real estate taxes for the Core Office Portfolio increased $1.0 million, or 7.4%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. In 2005, we received refunds of prior years’ real estate taxes, as the result of successful appeals. The remaining increase of $0.6 million in real estate taxes was attributable to a $0.7 million increase generated by the 2005 Office Development and Redevelopment Properties and a $0.1 million increase from the 2005 Office Acquisition Property, offset by a decrease of $0.2 million attributable to the 2006 Redevelopment Property taken out of service.

The provision for bad debts from Office Properties increased $1.2 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. During the fourth quarter 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, we reevaluated the allowance related to the two remaining future annual installment lease termination payments. As a result, we reversed approximately $1.3 million of the allowance through the provision for bad debts in 2005. We evaluate our reserve levels on a quarterly basis.

Ground lease expense for Office Properties increased $0.3 million, or 20.1%, to $2.0 million for the year ended December 31, 2006 compared to $1.7 million for the year ended December 31, 2005. This increase is primarily attributable to scheduled fair market increases in ground rent expenses at two of our Core Office Portfolio properties, which were effective January 1, 2006.

Net Operating Income from Office Properties increased $7.7 million, or 5.1%, to $159.4 million for the year ended December 31, 2006, compared to $151.7 million for the year ended December 31, 2005. Of this increase, $5.5 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $2.2 million, $3.5 million was generated by the 2005 Office Development and Redevelopment Properties and $0.3 million generated by the 2005 Office Acquisition Property, partially offset by a decrease of $1.6 million attributable to the 2006 Redevelopment Property taken out of service.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$29,210	$28,677	$533	1.9%	$28,130	$28,309	$(179)	(0.6)%
Tenant reimbursements	3,859	3,560	299	8.4	3,559	3,560	(1)	0.0
Other property income	62	96	(34)	(35.4)	62	96	(34)	(35.4)

Total	33,131	32,333	798	2.5	31,751	31,965	(214)	(0.7)

Property and related expenses:
Property expenses	2,958	2,517	441	17.5	2,902	2,508	394	15.7
Real estate taxes	2,844	2,617	227	8.7	2,635	2,530	105	4.2
Provision for bad debts	96	(73)	169	231.5	96	(73)	169	231.5

Total	5,898	5,061	837	16.5	5,633	4,965	668	13.5

Net Operating Income	$27,233	$27,272	$(39)	(0.1)%	$26,118	$27,000	$(882)	(3.3)%

(1)	Industrial properties owned and stabilized at January 1, 2005 and still owned and stabilized at December 31, 2006.

Total revenues from Industrial Properties increased $0.8 million, or 2.5%, to $33.1 million for the year ended December 31, 2006 compared to $32.3 million for the year ended December 31, 2005. Rental income from Industrial Properties increased $0.5 million, or 1.9%, to $29.2 million for the year ended December 31, 2006 compared to $28.7 million for the year ended December 31, 2005. Rental income generated by the Core Industrial Portfolio decreased $0.2 million, or 0.6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. This decrease at the Core Industrial Portfolio was primarily due to a decrease in occupancy. Average occupancy in the Core Industrial Portfolio decreased 2.1% to 96.7% for the year ended December 31, 2006 as compared to 98.8% for the year ended December 31, 2005. The decrease was primarily attributable to one industrial property located in Orange County. This decrease was offset by a $0.7 million increase in rental income generated by one industrial building acquired during the third quarter of 2005 (“Industrial Acquisition Property”). In the fourth quarter of 2006, the Industrial Acquisition Property was taken out of service and removed from our stabilized portfolio as we are currently evaluating development and redevelopment plans for this property.

Tenant reimbursements from Industrial Properties increased $0.3 million, or 8.4%, to $3.9 million for the year ended December 31, 2006 compared to $3.6 million for the year ended December 31, 2005. This increase was primarily due to the Industrial Acquisition Property.

Total expenses from Industrial Properties increased $0.8 million, or 16.5%, to $5.9 million for the year ended December 31, 2006 compared to $5.1 million for the year ended December 31, 2005. Property expenses from Industrial Properties increased by $0.4 million, or 17.5%, to $2.9 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005. The increase in property expenses is primarily due to a casualty loss at one of our properties in which the electrical components of the unoccupied property were removed and stolen. We are currently pursuing a strategy to potentially re-entitle the property to change its legal entitlements from industrial use to medium density residential use, and therefore we do not believe that it is probable as of December 31, 2006 that we will replace the stolen electrical components.

Real estate taxes for the Industrial Properties increased $0.2 million, or 8.7%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in property taxes was attributable to a $0.1 million increase to the Core Industrial Portfolio and a $0.1 million increase to the Industrial Acquisition Property. The provision for bad debts for Industrial Properties increased $0.2 million, or 231.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. During the year ended

December 31, 2005 our reserve requirement decreased due to the collection of previously reserved receivables. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties remained consistent at approximately $27.2 million compared to the same period in 2005.

Non-Property Related Income and Expenses

General and administrative expenses decreased $43.7 million, or 65.7%, to $22.8 million for the year ended December 31, 2006, compared to $66.5 million for the year ended December 31, 2005. The decrease is primarily due to a $44.9 million decrease in accrued incentive compensation that was driven by a special long-term incentive plan for our executive officers that ended on December 31, 2005. The amount payable under the plan was based on our absolute and relative stockholder returns. Compensation expense under this program was accounted for using variable plan accounting (see Note 16 to our consolidated financial statements for further discussion about the program). The decrease in general and administrative expenses was partially offset by an increase in compliance costs related to being a public company and payroll-related expenses.

Interest expense increased $4.5 million, or 11.8%, to $43.5 million for the year ended December 31, 2006, compared to $39.0 million for the year ended December 31, 2005. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $6.9 million, or 14.7%, to $54.8 million for the year ended December 31, 2006 from $47.9 million for the year ended December 31, 2005. This increase is mainly attributable to an increase in our weighted-average interest rate and also due to an increase in our average debt balance during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Total capitalized interest and loan fees increased $2.4 million, or 27.4%, to $11.3 million for the year ended December 31, 2006, as compared to $8.9 million for the year ended December 31, 2005 primarily due to an increase in development activities and the resultant increase in the average balances eligible for capitalization during the year ended December 31, 2006 as compared to December 31, 2005.

Depreciation and amortization increased $4.3 million, or 6.5%, to $70.5 million for the year ended December 31, 2006 compared to $66.2 million for the year ended December 31, 2005. An increase of $1.5 million was generated by the Core Portfolio. This increase was mainly attributable to expenditures incurred subsequent to December 31, 2005 for capital improvements and tenant improvements. Of the remaining $2.8 million increase, $2.9 million was attributable to the 2005 Office Development and Redevelopment Properties, the Industrial Acquisition Property and the 2005 Office Acquisition Property, offset by a decrease of $0.1 million attributable to the 2006 Office Redevelopment Property taken out of service.

Total other income increased approximately $0.5 million, or 35.7%, to $1.8 million for the year ended December 31, 2006, compared to $1.3 million for the year ended December 31, 2005. The increase in other income was due to $0.6 million of interest earned on the funds held at a qualified intermediary for a Section 1031 exchange (see Note 2 to our consolidated financial statements) and $0.5 million of interest income from our outstanding note receivable, which we issued in July 2005 in connection with a disposition. This increase was partially offset by a $0.6 million decrease related to our derivative instruments, which was comprised of a $1.2 million decrease in the periodic change in the fair value of the instruments as a result of the expiration of our two remaining derivative instruments in 2006 partially offset by an increase of $0.6 million in net settlement payments received from the counterparties of our interest rate swap agreements as a result of increasing interest rates.

Year Ended December 31, 2005 Compared to Year ended December 31, 2004

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2005 and 2004.

	Year Ended December 31,		Dollar Change	Percentage Change
	2005	2004
	(dollars in thousands)
Net Operating Income, as defined
Office Properties	$151,779	$135,495	$16,284	12.0%
Industrial Properties	27,272	25,655	1,617	6.3

Total portfolio	179,051	161,150	17,901	11.1

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	179,051	161,150	17,901	11.1
Other expenses:
General and administrative expenses	66,456	34,021	32,435	95.3
Interest expense	38,956	33,678	5,278	15.7
Depreciation and amortization	66,198	57,139	9,059	15.9
Total other income	1,346	727	619	85.1

Income from continuing operations before minority interests	8,787	37,039	(28,252)	(76.3)
Minority interests attributable to continuing operations	(4,850)	(13,631)	8,781	(64.4)
Income from discontinued operations	29,882	10,133	19,749	194.9

Net income	33,819	33,541	278	0.8
Preferred dividends	(9,608)	(3,553)	(6,055)	170.4

Net income available for common stockholders	$24,211	$29,988	$(5,777)	(19.3)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income from continuing operations, for the Office Properties and for the Industrial Properties for the years ended December 31, 2005 and 2004.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$184,407	$163,483	$20,924	12.8%	$158,121	$151,193	$6,928	4.6%
Tenant reimbursements	18,819	17,550	1,269	7.2	17,233	16,952	281	1.7
Other property income	796	1,189	(393)	(33.1)	781	1,161	(380)	(32.7)

Total	204,022	182,222	21,800	12.0	176,135	169,306	6,829	4.0

Property and related expenses:
Property expenses	36,765	31,111	5,654	18.2	33,168	29,458	3,710	12.6
Real estate taxes	14,391	13,405	986	7.4	12,216	12,502	(286)	(2.3)
Provision for bad debts	(592)	810	(1,402)	(173.1)	(1,228)	551	(1,779)	(322.9)
Ground leases	1,679	1,401	278	19.8	1,679	1,401	278	19.8

Total	52,243	46,727	5,516	11.8	45,835	43,912	1,923	4.4

Net Operating Income	$151,779	$135,495	$16,284	12.0%	$130,300	$125,394	$4,906	3.9%

(1)	Stabilized office properties owned at January 1, 2004 and still owned and stabilized at December 31, 2006.

Total revenues from Office Properties increased $21.8 million, or 12.0%, to $204.0 million for the year ended December 31, 2005 compared to $182.2 million for the year ended December 31, 2004. Rental income from Office Properties increased $20.9 million, or 12.8%, to $184.4 million for the year ended December 31, 2005 compared to $163.5 million for the year ended December 31, 2004. Rental income generated by the Core Office Portfolio increased $6.9 million, or 4.6%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is primarily due to an increase in occupancy in this portfolio. Average occupancy in the Core Office Portfolio increased 2.7% to 93.9% for the year ended December 31, 2005 compared to 91.2% for the same period in 2004. The remaining $14.0 million increase in total office portfolio rental income was attributable to a $9.7 million increase in rental income generated by the two office buildings acquired in the fourth quarter of 2004 and one office building acquired in the second quarter of 2005 (“Office Acquisition Properties”), a $1.9 million increase in rental income generated by the office development property that was added to the stabilized portfolio in the third quarter of 2004 (“Office Development Property”) and a $2.4 million increase in rental income generated by the office redevelopment properties that were completed during 2004 and added to the stabilized portfolio in 2005 (“Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $1.3 million, or 7.2%, to $18.8 million for the year ended December 31, 2005 compared to $17.5 million for the year ended December 31, 2004. Tenant reimbursements generated by the Core Office Portfolio increased $0.3 million, or 1.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase is primarily attributable to the increase in occupancy in the Core Office Portfolio, as noted above. The remaining increase in total office portfolio tenant reimbursements is attributable to an increase of $0.6 million generated by the Office Redevelopment Properties, an increase of $0.3 million generated by the Office Acquisition Properties and an increase of $0.1 million generated by the Office Development Property.

Other property income from Office Properties decreased approximately $0.4 million, or 33.1%, to $0.8 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004.

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

Total expenses from Office Properties increased $5.5 million, or 11.8%, to $52.2 million for the year ended December 31, 2005 compared to $46.7 million for the year ended December 31, 2004. Property expenses from Office Properties increased $5.7 million, or 18.2%, to $36.8 million for the year ended December 31, 2005 compared to $31.1 million for the year ended December 31, 2004. An increase of $3.7 million, or 12.6%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures and an increase in variable operating expenses related to the increase in occupancy. Of the remaining increase of $2.0 million in total office portfolio property expenses, $1.4 million was attributable to the Office Acquisition Properties, $0.3 million was attributable to the Office Redevelopment Properties and $0.3 million was attributable to the Office Development Property.

Real estate taxes increased $1.0 million, or 7.4%, to $14.4 million for the year ended December 31, 2005 as compared to $13.4 million for the same period in 2004. Real estate taxes for the Core Office Portfolio decreased $0.3 million, or 2.3%, to $12.2 million during the year ended December 31, 2005 compared to $12.5 million for the year ended December 31, 2004. This decrease was primarily due to refunds received in 2005 for prior years’ real estate taxes, which were successfully appealed. An offsetting increase of $1.3 million in real estate taxes was attributable to a $1.0 million increase from the Office Acquisition Properties, a $0.2 million increase from the Office Redevelopment Properties and a $0.1 million increase from the Office Development Property.

The provision for bad debts decreased $1.4 million, or 173.1%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. During the fourth quarter 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, we reevaluated the allowance related to the two remaining future annual installment lease termination payments. As a result, we reversed approximately $1.3 million of the allowance through the provision for bad debts in 2005.

Ground lease expense for Office Properties increased $0.3 million, or 19.8%, to $1.7 million for the year ended December 31, 2005 compared to $1.4 million for the year ended December 31, 2004 which related to ground leases in the Core Office Portfolio.

Net Operating Income from Office Properties increased $16.3 million, or 12.0%, to $151.8 million for the year ended December 31, 2005 compared to $135.5 million for the year ended December 31, 2004. Of this increase, $4.9 million was generated by the Core Office Portfolio primarily due to an increase in occupancy in this portfolio as mentioned above. Of the remaining increase of $11.4 million, $7.4 million was generated by the Office Acquisition Properties, $2.5 million was generated by the Office Redevelopment Properties and $1.5 million was generated by the Office Development Property.

Industrial Properties

	Total Industrial Portfolio				Total Core Industrial Portfolio(1)
	2005	2004	Dollar Change	Percentage Change	2005	2004	Dollar Change	Percentage Change
	(dollars in thousands)
Operating revenues:
Rental income	$28,677	$27,421	$1,256	4.6%	$28,309	$27,421	$888	3.2%
Tenant reimbursements	3,560	2,957	603	20.4	3,560	2,957	603	20.4
Other property income	96	13	83	638.5	96	13	83	638.5

Total	32,333	30,391	1,942	6.4	31,965	30,391	1,574	5.2

Property and related expenses:
Property expenses	2,517	2,214	303	13.7	2,508	2,214	294	13.3
Real estate taxes	2,617	2,481	136	5.5	2,529	2,481	48	1.9
Provision for bad debts	(73)	41	(114)	(278.0)	(73)	41	(114)	(278.0)

Total	5,061	4,736	325	6.9	4,964	4,736	228	4.8

Net Operating Income	$27,272	$25,655	$1,617	6.3%	$27,001	$25,655	$1,346	5.2%

(1)	Industrial properties owned and stabilized at January 1, 2004 and still owned and stabilized at December 31, 2006.

Total revenues from Industrial Properties increased $1.9 million, or 6.4%, to $32.3 million for the year ended December 31, 2005 compared to $30.4 million for the year ended December 31, 2004. Rental income from Industrial Properties increased $1.3 million, or 4.6%, to $28.7 million for the year ended December 31, 2005 compared to $27.4 million for the year ended December 31, 2004. Rental income generated by the Core Office Portfolio increased $0.9 million, or 3.2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to an increase in occupancy. Average occupancy in the Industrial Properties increased 0.8% to 96.5% for the year ended December 31, 2005 as compared to 95.7% for the year ended December 31, 2004. The remaining $0.4 million increase for the Industrial Properties was attributable to rental income generated by one industrial building acquired during the third quarter of 2005 (“Industrial Acquisition Property”).

Tenant reimbursements from Industrial Properties increased by approximately $0.6 million, or 20.4%, to $3.6 million for the year ended December 31, 2005 compared to $3.0 million for the year ended December 31, 2004. This increase is primarily associated with an increase in occupancy in this portfolio and a related increase in reimbursable expenses. Other property income from Industrial Properties increased $0.1 million for the year ended December 31, 2005 compared to the same period in 2004. Other property income for both periods consisted primarily of lease termination fees.

Total expenses from Industrial Properties increased $0.3 million, or 6.9%, to $5.0 million for the year ended December 31, 2005 compared to $4.7 million for the year ended December 31, 2004. Property expenses from Industrial Properties increased by $0.3 million, or 13.7%, to $2.5 million for the year ended December 31, 2005 compared to $2.2 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in repairs and maintenance costs for the year ended December 31, 2005 compared to the same period in 2004.

Real estate taxes for the Industrial Properties increased $0.1 million, or 5.5%, to $2.6 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004. The increase in property taxes was attributable to a $0.1 million increase to the Industrial Acquisition Property. The provision for bad debts for Industrial Properties decreased $0.1 million, or 278.0%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. During the year ended December 31, 2005 our reserve requirement decreased due to the collection of previously reserved receivables. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties increased $1.6 million, or 6.3%, to $27.3 million for the year ended December 31, 2005 compared to $25.7 million for the year ended December 31, 2004.

Non-Property Related Income and Expenses

General and administrative expenses increased $32.4 million, or 95.3%, to $66.4 million for the year ended December 31, 2005, compared to $34.0 million for the year ended December 31, 2004. The increase is primarily due to a $30.4 million increase in accrued incentive compensation that was driven by a special long-term incentive plan for our executive officers that ended on December 31, 2005. The amount payable under the plan was based on our absolute and relative stockholder returns (see Note 16 to our consolidated financial statements for further discussion about the program). Compensation expense under this program was accounted for using variable plan accounting. In prior periods, we estimated the amount to be paid based on the closing share price of our common stock at the end of each period and recorded compensation expense equal to that portion of the total compensation applicable to the portion of the performance period that had elapsed through the end of the period. The increase in the charge for compensation expense in 2005 was due to an increase in the share price of our common stock at the end of 2005 as compared to the end of 2004, and the resultant cumulative adjustment recorded in 2005 for the change in compensation expense attributable to the prior two years. The amount earned by the executive officers under the plan was calculated based on a share price of $62.78, which was equal to the average closing share price of the Company’s common stock as reported on the NYSE for the last ten business days of 2005. The remaining increase in general and administrative expenses is primarily due to an increase in reporting, compliance costs related to being a public company and payroll-related expenses.

Interest expense increased $5.3 million, or 15.7%, to $39.0 million for the year ended December 31, 2005, compared to $33.7 million for the year ended December 31, 2004. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $6.5 million, or 15.7%, to $47.9 million for the year ended December 31, 2005 from $41.4 million for the year ended December 31, 2004. This increase is mainly attributable to an increase in our average debt balance partially offset by a decrease in our weighted-average interest rate during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Total capitalized interest and loan fees increased $1.2 million, or 15.6%, to $8.9 million for the year ended December 31, 2005, as compared to $7.7 million for the year ended December 31, 2004, primarily due to higher average balances eligible for capitalization during the year ended December 31, 2005 as compared to December 31, 2004.

Depreciation and amortization increased $9.1 million, or 15.9%, to $66.2 million for the year ended December 31, 2005 compared to $57.1 million for the year ended December 31, 2004. An increase of $7.2 million was generated by the addition of the Office Acquisition Properties, Office Redevelopment Properties, Office Development Property and Industrial Acquisition Property. The remaining $1.9 million was generated by the Core Office Portfolio, due primarily to tenant improvement and leasing commissions incurred during the fourth quarter of 2004 and during 2005.

Total other income increased approximately $0.6 million, or 85.1%, to $1.3 million for the year ended December 31, 2005 compared to $0.7 million for the year ended December 31, 2004. The increase in other income was due to a $0.6 million increase related to our derivative instruments, which was comprised of a $3.3 million increase in net settlement payments received from the counterparties of our interest rate swap agreements as a result of increasing interest rates, partially offset by a decrease in the non-cash gain recorded as a result of the change in the fair value of the instruments and the expiration of two derivative instruments. The gain was $2.7 million higher during the year ended December 31, 2004 as compared to the same period in 2005.

Building and Lease Information

The following tables set forth certain information regarding our Office and Industrial Properties at December 31, 2006:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles County	24	2,898,396	92.8%
Orange County	5	277,340	98.3
San Diego County	47	3,780,344	98.6
Other Counties	8	878,960	92.8

	84	7,835,040	95.8

Industrial Properties:
Los Angeles County	1	192,053	100.0
Orange County	42	3,677,916	95.6

	43	3,869,969	95.8

Total portfolio	127	11,705,009	95.8%

Leasing Activity by Segment Type

For the Year Ended December 31, 2006

	Number of Leases(1)		Rentable Square Feet		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New(1)	Renewal
Office Properties	55	37	443,038	322,467	14.7%	2.8%	52.5%	77
Industrial Properties	8	9	115,042	637,356	8.0%	3.5%	88.0%	79

Total portfolio	63	46	558,080	959,823	12.3%	3.0%	71.1%	78

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million unsecured revolving line of credit, proceeds received from our property dispositions (including funds held at a qualified intermediary at December 31, 2006) and the public or private issuance of debt or equity securities. As of December 31, 2006, our total debt as a percentage of total market capitalization was 23.2%, and our total debt plus preferred stock and preferred units as a percentage of total market capitalization was 28.5%.

In April 2006, we modified our Credit Facility to increase the line of credit, reduce the pricing and extend the maturity. The modifications increased the line of credit from $425 million to $550 million. As of December 31, 2006, we had borrowings of $276 million outstanding under the Credit Facility and availability of approximately $274 million. We also may elect to borrow up to an additional $100 million under an increase option provided by the Credit Facility. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (6.20% at December 31, 2006). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70%. We also extended the maturity of the Credit Facility from October 2007 to April 2010 with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio, as compared to a range of 0.20% to 0.30% prior to the modification. We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In May 2006, we completed a public offering for two million shares of our common stock. These shares were registered under a shelf registration statement that we filed on Form S-3 with the SEC in March 2006. The registration statement was automatically effective and registered an unspecified amount of equity securities that we may sell in primary offerings. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $136.1 million. We used the net proceeds from the offering to repay borrowings under the Credit Facility, which we continue to use to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at December 31, 2006.

The composition of our aggregate debt balances at December 31, 2006 and 2005 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Secured vs. unsecured:
Secured	52.2%	56.2%	6.0%	5.9%
Unsecured	47.8	43.8	6.2	5.5

Fixed-rate vs. variable rate:
Fixed rate(1)(2)	61.0	71.3 (3)	6.0	5.8
Variable rate	39.0%	28.7%	6.2	5.4

Total debt			6.1	5.7
Total debt including loan fees			6.3%	6.0%

(1)	At December 31, 2005, we had two interest-rate swap agreements, which expired in December 2006, to fix LIBOR on $50 million of our variable rate debt at 2.98%. We had no outstanding derivative instruments at December 31, 2006.

(2)	Although our derivative instruments were not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we do not enter into derivative for speculative purposes and our derivatives were intended to manage our exposure to interest rate risk. Since we believe the derivatives were highly effective in offsetting the variable rate cash flows of our debt from an economic perspective, the effect of these derivative instruments were taken into account in evaluating the overall composition of the fixed versus floating nature of our debt instruments for the year ended December 31, 2005 on the table above. We had no outstanding derivative instruments at December 31, 2006.

(3)	Excluding the $50 million interest-rate swap agreements that expired in December 2006, our fixed-rate debt as a percentage of total debt was 65.4% at December 31, 2005.

At December 31, 2006, 39.0% of our total debt required interest payments based on LIBOR rates. During 2006, one-month LIBOR increased from 4.39% at December 31, 2005 to 5.33% at December 31, 2006. Although the interest payments on 61.0% of our debt are fixed at December 31, 2006, this 39.0% of our debt is exposed to fluctuations of the one-month LIBOR rate.

The following table lists the derivative financial instruments held by us as of December 31, 2006 and 2005:

Type of Instrument	Rate	Expiration Date	Notional Amount of Outstanding Instruments at December 31,
			2006	2005
			(in thousands)
Swap	2.98%	12/2006	$—	$25,000
Swap	2.98%	12/2006	—	25,000

			$—	$50,000

We do not have immediate plans in place to replace our expired derivative instruments. However, management will continue to evaluate the various options available to minimize interest rate risk. (See additional information regarding our use of derivative instruments under Item 7A: Quantitative and Qualitative Disclosures about Market Risk.)

Following is our total market capitalization as of December 31, 2006:

	Shares/Units at December 31, 2006	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(in thousands)
Debt:
Secured debt		$459,198	12.1%
Unsecured senior notes		144,000	3.8
Unsecured line of credit		276,000	7.3

Total debt		$879,198	23.2

Equity and Minority Interest:
7.450% Series A Cumulative Redeemable Preferred Units(1)	1,500,000	$75,000	2.0
7.800% Series E Cumulative Redeemable Preferred Stock(2)	1,610,000	40,250	1.0
7.500% Series F Cumulative Redeemable Preferred Stock(2)	3,450,000	86,250	2.3
Common Units Outstanding(3)	2,318,529	180,845	4.8
Common Shares Outstanding(3)	32,398,881	2,527,113	66.7

Total equity		$2,909,458	76.8

Total Market Capitalization		$3,788,656	100.0%

(1)	Value based on $50.00 per share liquidation preference.

(2)	Value based on $25.00 per share liquidation preference.

(3)	Value based on closing share price of $78.00 at December 31, 2006.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt, unsecured senior notes and Credit Facility and scheduled interest payments of our fixed-rate debt at December 31, 2006 and provides information about the minimum commitments due in connection with our ground lease obligations and capital, development and purchase commitments at December 31, 2006. Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at December 31, 2006. The table does not reflect available maturity extension options.

	Payment Due by Period
	Less than 1 Year (2007)	1–3 Years (2008-2009)	3–5 Years (2010-2011)	More than 5 Years (After 2011)	Total
	(in thousands)
Principal payments—secured debt	$30,904	$229,200	$81,220	$117,874	$459,198
Principal payments—Credit Facility(1)			276,000		276,000
Principal payments—unsecured senior notes			61,000	83,000	144,000
Interest payments—fixed-rate debt(2)	31,287	51,271	36,925	22,835	142,318
Ground lease obligations(3)	1,690	3,332	3,131	72,402	80,555
Development and redevelopment commitments(4)	150,985	16,061			167,046
Capital commitments(5)	19,900				19,900
Purchase commitments(6)	65,500				65,500

Total	$300,266	$299,864	$458,276	$296,111	$1,354,517

(1)	Our Credit Facility has a one-year extension option.

(2)	As of December 31, 2006, 61.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 39.0% debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 0.85% to 1.35%. The interest payments on our variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of December 31, 2006, one-month LIBOR was 5.33%. See additional information regarding our debt under Item 7A: Quantitative and Qualitative Disclosures About Market Risk and Note 10 to our consolidated financial statements.

(3)	We have noncancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years; and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.

(4)	Amounts represent contractual commitments for development and redevelopment contracts and executed leases for development and redevelopment projects under construction at December 31, 2006. Costs include the remaining total estimated investment, excluding capitalized interest and development overhead for pre-leased properties, and excluding capitalized interest, development overhead and potential future leasing costs and tenant improvements for projects not yet pre-leased at December 31, 2006. The timing of these expenditures may fluctuate based on the ultimate progress of construction.

(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding amounts for leasehold improvements that are reimbursed by tenants.

(6)	Amount represents the aggregate amount due under three purchase contracts. The amount due in 2007 is equal to the aggregate purchase price of $68.5 million less non-refundable deposits of $3.0 million paid in 2006 and prior in connection with the transactions. See additional information regarding our purchase commitments under the caption “—Other Commitments.”

Capital Commitments

As of December 31, 2006, we had five development projects and one redevelopment project that were under construction. These projects have a total estimated investment of approximately $382 million of which we have incurred approximately $178 million as of December 31, 2006. Of the remaining estimated $204 million of costs yet to be incurred, we are currently contractually obligated to pay approximately $167 million over the next two years as shown in the table above. We currently estimate we will pay approximately $151 million of this $167 million in 2007 and $16 million of this $167 million in 2008. Ultimate timing of these expenditures may fluctuate given the ultimate progress and status of the development projects. In addition, we currently project we could spend another $27 million for these projects in 2007 related to costs such as capitalized interest, development overhead, and future leasing costs and tenant improvements. We also estimate that we could spend an additional $68 million on other future development projects in our pipeline during 2007, depending upon market conditions. See additional information regarding our in-process development portfolio under the caption “—Development and Redevelopment” and sources of capital under the caption “—Liquidity and Capital Resources—Current Sources of Capital and Liquidity” above.

As of December 31, 2006, we had executed leases that contractually committed us to pay approximately $18 million in unpaid leasing costs and tenant improvements, and we had executed contracts outstanding that contractually committed us to pay approximately $2 million in capital improvements at December 31, 2006. These total commitments of approximately $20 million are shown in the table above. Included in these committed costs are approximately $4 million of unpaid leasing costs and tenant improvements related to a redevelopment project that was added to our stabilized portfolio in 2005 but has not yet reached stabilized occupancy. In addition, we currently project we could spend an additional $25 million to $28 million in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio during 2007, depending on leasing activity. Included in these estimated additional projected costs are approximately $3 million of estimated leasing costs and tenant improvements related to a redevelopment project that was added to our stabilized portfolio of operating properties in 2005 but has not yet reached stabilized occupancy. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Commitments

In 2005, we entered into a contract to purchase a 24-acre land parcel in Carlsbad, California for approximately $15.8 million and paid $500,000 of non-refundable deposits. We completed this purchase in February 2007 (see Note 25 to our consolidated financial statements).

In October 2006, we entered into a contract to purchase 10.5 acres of undeveloped land in San Diego, California for $28.0 million. As of December 31, 2006, we had paid $2.0 million in non-refundable deposits. We completed this acquisition in January 2007 (see Note 25 to our consolidated financial statements).

In November 2006, we entered into a contract to purchase two buildings, encompassing approximately 104,500 rentable square feet located on 5.6 acres of land in San Diego, California, for $24.7 million. As of December 31, 2006, we had paid $0.5 million in non-refundable deposits. We completed this acquisition in January 2007 (see Note 25 to our consolidated financial statements).

The aggregate amount due in 2007 in connection with the transactions is $65.5 million, as shown in the table above, which is equal to the aggregate purchase price of $68.5 million less non-refundable deposits of $3.0 million paid in 2006 and prior.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirements for 2007. We consider market factors and our performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On January 18, 2007, we paid a regular quarterly cash dividend of $0.53 per common share to stockholders of record on December 29, 2006. This dividend is equivalent to an annual rate of $2.12 per share. In addition, we are required to make quarterly distributions to our Series A Preferred Unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

Our Board of Directors has approved a share repurchase program, pursuant to which we are authorized to repurchase up to an aggregate of four million shares of our outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. We may opt to repurchase shares of our common stock in the future depending upon market conditions. We did not repurchase shares of common stock under this program during the year ended December 31, 2006.

We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital and development expenditures, distributions to common and preferred stockholders and unitholders, and short-term acquisitions through retained cash flow from operations, proceeds from the disposition of non-strategic assets (including funds held at a qualified intermediary at December 31, 2006) and borrowings under the Credit Facility.

We expect to meet our long-term liquidity requirements, which may include additional property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, proceeds from the disposition of non-strategic assets, issuance of common or preferred units of the Operating Partnership, and the potential issuance of debt or equity securities of the Company. We do not intend to reserve funds to retire existing debt upon maturity. We presently expect to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Off-Balance Sheet Arrangements

As of December 31, 2006, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding tenant improvements constructed by the Company and reimbursed by the tenant upon completion of the improvements, for renewed and re-tenanted space within the Company’s stabilized portfolio for the three years ended December 31, 2006 on a per square foot basis.

	Year Ended December 31,
	2006	2005	2004
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.51	$0.39	$0.43
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	326,169	298,066	352,208
Tenant improvements per square foot leased	$12.06	$18.54	$21.01
Leasing commissions per square foot leased	$6.05	$7.95	$7.38
Total per square foot	$18.11	$26.49	$28.39
Renewal tenant square feet	322,467	196,185	728,802
Tenant improvements per square foot leased	$8.82	$11.69	$9.71
Leasing commissions per square foot leased	$5.85	$5.36	$4.67
Total per square foot	$14.66	$17.05	$14.38
Total per square foot per year	$5.11	$6.61	$7.33
Average lease term (in years)	6.4	6.6	5.8

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.16	$0.27	$0.04
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	115,042	155,225	186,474
Tenant improvements per square foot leased	$14.17	$2.10	$9.22
Leasing commissions per square foot leased	$2.67	$1.58	$2.54
Total per square foot	$16.84	$3.68	$11.77
Renewal tenant square feet	637,356	610,504	356,083
Tenant improvements per square foot leased	$1.28	$3.31	$1.15
Leasing commissions per square foot leased	$0.54	$0.48	$0.38
Total per square foot	$1.82	$3.80	$1.53
Total per square foot per year	$2.83	$1.25	$3.19
Average lease term (in years)	6.6	6.0	4.2

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail, month-to-month and first generation tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to be made to the Properties. We anticipate spending slightly more on gross capital expenditures during 2007 compared to 2006 due to rising construction costs. We believe that all of our Office Properties and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, proceeds from our dispositions and the public or private issuance of debt or equity securities. Our net cash provided by operating activities decreased by $54.4 million, or 46.9%, to $61.6 for the year ended December 31, 2006, compared to $116.0 million for the year ended December 31, 2005. The change is primarily attributable to a $71.7 million cash payment made to our Executive Officers in January 2006, which represented the total amount earned under a special long-term compensation program (see Note 16 to our consolidated financial statements for further information about the program). The increase in cash expenditures related to compensation was partially offset by an increase in cash received for lease termination fees and an increase in cash received from tenants attributable to an increase in rental rates during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net cash used in investing activities increased by $60.5 million, or 79.9%, to $136.2 million for the year ended December 31, 2006, compared to $75.7 million for the year ended December 31, 2005. The increase was primarily attributable to higher expenditures for development projects. We expect that expenditures for our development projects will continue to increase based on the current and projected activity within our development program (see additional information regarding our development program under the caption “—Capital Commitments”). The increase was also due to lower net proceeds received from dispositions during the year ended December 31, 2006 as compared to the same period in 2005. The net proceeds of $43.8 million from a disposition in September 2006 were received directly by a qualified intermediary to be held for the purpose of completing a Section 1031 exchange and, therefore, such proceeds are not included as a cash inflow on our Statement of Cash Flows for the year ended December 31, 2006. These proceeds were used to acquire replacement properties in January 2007 for the Section 1031 exchange (see Note 25 to our consolidated financial statements). The overall increase in cash used in investing activities was partially offset by lower acquisition costs for the year ended December 31, 2006 as compared to the same period in 2005. We did not acquire any properties or undeveloped land during the year ended December 31, 2006.

Net cash provided by financing activities increased $124.0 million, or 300.2%, to $82.7 million cash provided by financing activities for the year ended December 31, 2006, compared to $41.3 million cash used in financing activities for the year ended December 31, 2005. This change was primarily attributable to net proceeds of $136.1 million received from our common stock offering in May 2006. The increase in cash provided by financing activities for the year ended December 31, 2006 was partially offset by higher dividends and distributions as compared to the same period in 2005.

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

The following table presents our Funds from Operations, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net income available for common stockholders	$72,256	$24,211	$29,988	$49,767	$38,434
Adjustments:
Minority interest in earnings of Operating Partnership	5,990	3,149	4,307	7,588	5,558
Depreciation and amortization of real estate assets	71,197	67,007	59,496	57,045	60,382
Net gain on dispositions of operating properties	(31,259)	(30,764)	(6,148)	(3,642)	(7,466)

Funds From Operations(1)	$118,184	$63,603	$87,643	$110,758	$96,908

(1)	Reported amounts are attributable to common stockholders and common unitholders.

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation is material.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS 157 are applied. Management is currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows, but, currently, we do not believe it will have a material impact on our financial condition.

In October 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purposes of applying the Financial Accounting Standards Board Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange

for Employee Services under FAS Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 will not have a material impact on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivatives. As of December 31, 2006, we did not have any derivative instruments. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. Although our derivative instruments were not designated as hedges under SFAS 133, they were intended to manage our exposure to interest rate risk. We believe the derivative instruments were highly effective in offsetting the variable rate cash flows of our debt from an economic perspective. We do not enter into derivative instruments for speculative purposes.

Information about our changes in interest rate risk exposures from December 31, 2005 to December 31, 2006 is incorporated herein by reference from “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial and derivative instruments at December 31, 2006 and 2005. All of our interest rate sensitive financial and derivative instruments are held for purposes other than trading purposes. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on our variable-rate debt ranged from LIBOR plus 0.85% to LIBOR plus 1.10% at December 31, 2006 and ranged from LIBOR plus 0.90% to LIBOR plus 1.10% at December 31, 2005. For the interest rate swap agreements, the table presents the aggregate notional amount and weighted average interest rates or strike rates by contractual maturity date. The notional amounts are used solely to calculate the contractual cash flow to be received under the contract and do not reflect outstanding principal balances at December 31, 2005. As of December 31, 2006, all of our interest rate swap agreements had expired. We do not have immediate plans to replace these derivative instruments. However, management will continue to evaluate the various options available to minimize our interest rate risk, as discussed above. The table also presents comparative summarized information for financial and derivative instruments held at December 31, 2005.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2006		December 31, 2005
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate				$276.0			$276.0	$276.0	$225.0	$225.0
Variable-rate index				LIBOR			LIBOR		LIBOR
Fixed-rate				$61.0		$83.0	$144.0	$146.7	$144.0	$150.7
Average interest rate				5.72%		6.45%	6.14%		6.14%
Secured debt:
Variable-rate		$35.5	$31.0				$66.5	$66.5	$66.5	$66.5
Variable-rate index			LIBOR	LIBOR			LIBOR		LIBOR
Fixed-rate	$30.9	$81.4	$81.3	$6.2	$75.0	$117.9	$392.7	$392.0	$406.8	$417.7
Average interest rate	6.55%	4.09%	7.15%	6.57%	6.69%	5.66%	5.93%		5.96%
Interest-Rate Derivatives:
Interest-rate swap agreements:
Notional amount									$50.0	$0.8
Fixed-pay interest rate									2.98%
Floating receive rate index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes that occurred during the fourth quarter of the year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2006.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on management’s assessment of internal control over financial reporting.

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kilroy Realty Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2007

PART III

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 17, 2007.

As required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 15, 2006 stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 17, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 17, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 17, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 17, 2007.

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

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (29)

4.13*†	Amendment to Kilroy Realty 2006 Incentive Award Plan

4.14†	Form of Restricted Stock Award Agreement (30)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (13)

10.3	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.5	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.6†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.7	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.8	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.9	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.11

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (15)

10.12	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.13	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

Exhibit Number	Description
10.14	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.15	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.16	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.17	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (15)

10.18	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates an the City of Long Beach (15)

10.19	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (14)

10.20	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.21	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.22	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (14)

10.23	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (14)

10.24	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.25	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.26	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (16)

10.27	Form of Environmental Indemnity Agreement (16)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (17)

10.29	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (17)

10.30†	Employment Agreement between the Registrant and John B. Kilroy, Jr. (17)

10.31†	Amended and Restated Employment Agreement between the Registrant and Richard E. Moran Jr. (17)

10.32†	Employment Agreement between the Registrant and Jeffrey C. Hawken (18)

10.33†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.34†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.35	License Agreement by and among the Registrant and the other persons named therein (17)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (18)

10.37	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.38	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (19)

Exhibit Number	Description
10.39	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (20)

10.40	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

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

10.43	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.44	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.45	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (19)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.47	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (21)

10.48	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (21)

10.49	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

10.50	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (21)

10.51	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (21)

10.52	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (21)

10.53	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (21)

10.54	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (21)

10.55	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (21)

10.56	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (22)

Exhibit Number	Description
10.57

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California and Viking Investors of Southern California II (23)

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

10.64	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006 (28)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(28)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(29)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(30)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

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

Name	Title	Date

/s/ John B. Kilroy, Sr. John B. Kilroy, Sr.	Chairman of the Board	February 28, 2007

/s/ John B. Kilroy, Jr. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Richard E. Moran Jr. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2007

/s/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	Director	February 28, 2007

/s/ John R. D’Eathe John R. D’Eathe	Director	February 28, 2007

Name	Title	Date

/s/ William P. Dickey William P. Dickey	Director	February 28, 2007

/s/ Matthew J. Hart Matthew J. Hart	Director	February 28, 2007

/s/ Dale F. Kinsella Dale F. Kinsella	Director	February 28, 2007

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kilroy Realty Corporation:

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2007

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
REAL ESTATE ASSETS (Notes 2, 3, 4, 5 and 26):
Land and improvements	$293,059	$321,988
Buildings and improvements	1,484,051	1,494,958
Undeveloped land and construction in progress	263,651	137,025

Total real estate held for investment	2,040,761	1,953,971
Accumulated depreciation and amortization	(443,807)	(416,597)

Total real estate held for investment, net	1,596,954	1,537,374
Properties held for sale, net (Notes 2, 4 and 21)	4,512	—

Total real estate assets, net	1,601,466	1,537,374
CASH AND CASH EQUIVALENTS	11,948	3,881
RESTRICTED CASH	494	703
FUNDS HELD AT QUALIFIED INTERMEDIARY FOR SECTION 1031 EXCHANGE (Notes 2 and 4)	43,794	—
CURRENT RECEIVABLES, NET (Note 6)	5,890	5,759
DEFERRED RENT RECEIVABLES, NET (Note 7)	61,929	55,048
NOTE RECEIVABLE (Note 4)	11,096	11,213
DEFERRED LEASING COSTS AND ACQUISITION RELATED INTANGIBLES, NET (Note 8)	49,019	50,074
DEFERRED FINANCING COSTS, NET (Notes 9 and 11)	5,100	5,256
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	8,616	5,166

TOTAL ASSETS	$1,799,352	$1,674,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 10)	$459,198	$473,282
Unsecured senior notes (Note 10)	144,000	144,000
Unsecured line of credit (Note 10)	276,000	225,000
Accounts payable, accrued expenses and other liabilities (Note 16)	67,729	129,089
Accrued distributions (Note 14)	19,610	17,856
Deferred revenue and acquisition related liabilities (Notes 2 and 12)	25,353	22,051
Rents received in advance and tenant security deposits	19,900	19,828

Total liabilities	1,011,790	1,031,106

COMMITMENTS AND CONTINGENCIES (Note 17)

MINORITY INTERESTS (Note 13):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	39,628	50,462

Total minority interests	113,266	124,100

STOCKHOLDERS’ EQUITY (Note 14):
Preferred Stock, $.01 par value, 21,840,000 shares authorized, none issued and outstanding,
7.45% Series A Cumulative Redeemable Preferred stock, $0.1 par value, 1,500,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,398,881 and 28,970,703 shares issued and outstanding, respectively	324	289
Additional paid-in capital	671,484	523,609
Deferred compensation		(1,998)
Distributions in excess of earnings	(119,094)	(124,214)

Total stockholders’ equity	674,296	519,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,352	$1,674,474

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Rental income	$224,498	$213,084	$190,904
Tenant reimbursements	24,365	22,379	20,507
Other property income (Note 19)	2,381	892	1,202

Total revenues	251,244	236,355	212,613

EXPENSES:
Property expenses	42,937	39,282	33,325
Real estate taxes	18,865	17,008	15,886
Provision for bad debts (Note 19)	744	(665)	851
Ground leases (Note 17)	2,016	1,679	1,401
General and administrative expenses (Note 16)	22,800	66,456	34,021
Interest expense (Note 10)	43,541	38,956	33,678
Depreciation and amortization (Notes 2 and 8)	70,505	66,198	57,139

Total expenses	201,408	228,914	176,301

OTHER INCOME AND EXPENSE:
Interest income	1,653	604	521
Net settlement receipts (payments) on interest rate swaps	991	364	(2,893)
(Loss) gain on derivative instruments	(818)	378	3,099

Total other income	1,826	1,346	727

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	51,662	8,787	37,039

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 13)	(5,588)	(5,588)	(9,579)
Original issuance costs of redeemed preferred units (Note 13)			(1,200)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(2,792)	738	(2,852)

Total minority interests	(8,380)	(4,850)	(13,631)

INCOME FROM CONTINUING OPERATIONS	43,282	3,937	23,408
DISCONTINUED OPERATIONS (Notes 19 and 21)
Revenues from discontinued operations	13,085	6,490	13,062
Expenses from discontinued operations	(2,564)	(3,485)	(6,896)
Net gain on dispositions of discontinued operations	31,259	30,764	6,148
Impairment loss			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(3,198)	(3,887)	(1,455)

Total income from discontinued operations	38,582	29,882	10,133

NET INCOME	81,864	33,819	33,541
PREFERRED DIVIDENDS	(9,608)	(9,608)	(3,553)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$72,256	$24,211	$29,988

Income (loss) from continuing operations per common share—basic (Note 22)	$1.08	$(0.20)	$0.70

Income (loss) from continuing operations per common share—diluted (Note 22)	$1.07	$(0.20)	$0.70

Net income per common share—basic (Note 22)	$2.31	$0.84	$1.06

Net income per common share—diluted (Note 22)	$2.30	$0.84	$1.06

Weighted average shares outstanding—basic (Note 22)	31,244,062	28,710,726	28,244,459

Weighted average shares outstanding—diluted (Note 22)	31,389,999	28,710,726	28,422,027

Dividends declared per common share (Note 23)	$2.12	$2.04	$1.98

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2003	$38,437	28,209,213	$282	$508,250	$(852)	$(63,084)	$483,033
Net income						33,541	33,541
Issuance of preferred stock	83,145						83,145
Exercise of stock options (Note 16)		96,325	1	2,051			2,052
Issuance of nonvested shares of common stock (Notes 14 and 16)		114,843	1	3,994	(2,751)		1,244
Exchange of common units of the Operating Partnership (Notes 13 and 14)		165,171	2	4,435			4,437
Repurchase of common stock (Note 14)		(36,955)		(1,275)			(1,275)
Non-cash amortization of nonvested stock grants (Note 16)					2,191		2,191
Stock option expense (Notes 2 and 16)				27			27
Adjustment for minority interest (Note 2)				(1,964)			(1,964)
Preferred dividends						(3,553)	(3,553)
Dividends declared per common share ($1.98 per share)						(56,331)	(56,331)

BALANCE AT DECEMBER 31, 2004	121,582	28,548,597	286	515,518	(1,412)	(89,427)	546,547
Net income						33,819	33,819
Exercise of stock options (Note 16)		41,231		971			971
Issuance of nonvested shares of common stock (Notes 14 and 16)		103,806	1	4,300	(2,865)		1,436
Non-cash amortization of nonvested stock grants, net of forfeitures (Note 16)		(1,179)		(45)	2,279		2,234
Exchange of common units of the Operating Partnership (Notes 13 and 14)		319,627	3	8,547			8,550
Repurchase of common stock (Note 14)		(41,379)	(1)	(1,755)			(1,756)
Stock option expense (Notes 2 and 16)				4			4
Adjustment for minority interest (Note 2)				(3,931)			(3,931)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.04 per share)						(58,998)	(58,998)

BALANCE AT DECEMBER 31, 2005	121,582	28,970,703	289	523,609	(1,998)	(124,214)	519,268
Change in accounting principal (Note 1)				(1,998)	1,998		—
Net income						81,864	81,864
Issuance of common stock		2,000,000	20	136,039			136,059
Exercise of stock options (Note 16)		31,000		760			760
Issuance of nonvested shares of common stock (Notes 14 and 16)		87,067	1	1,304			1,305
Non-cash amortization of nonvested stock grants (Note 16)				3,237			3,237
Exchange of common units of the Operating Partnership (Notes 13 and 14)		1,350,986	14	35,919			35,933
Repurchase of common stock (Note 14)		(40,875)		(2,891)			(2,891)
Adjustment for minority interest (Note 2)				(24,495)			(24,495)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.12 per share)						(67,136)	(67,136)

BALANCE AT DECEMBER 31, 2006	$121,582	32,398,881	$324	$671,484	$—	$(119,094)	$674,296

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,864	$33,819	$33,541
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	71,197	67,007	59,496
Impairment loss on property held for sale			726
Increase (decrease) in provision for uncollectible tenant receivables	520	(1,967)	(153)
Increase in provision for uncollectible deferred rent receivables	241	1,316	1,080
Distributions on Cumulative Redeemable Preferred units	5,588	5,588	9,579
Minority interests in earnings of Operating Partnership	5,990	3,149	4,307
Depreciation of furniture, fixtures and equipment	866	784	901
Non-cash amortization of nonvested stock grants	5,717	3,496	3,345
Non-cash amortization of deferred financing costs	1,215	1,233	1,915
Amortization of above/below market rents, net	(1,570)	(1,223)	(34)
Non-cash charge for original issuance costs of redeemed preferred units			1,200
Net gain on dispositions of operating properties	(31,259)	(30,764)	(6,148)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(2,313)	(2,238)	(1,898)
Non-cash gain on lease termination (Note 19)	(2,334)
Loss (gain) on derivative instruments	818	(378)	(3,099)
Net settlement (receipts) payments on interest rate swaps	(991)	(364)	2,893
Casualty loss on operating property	300
Other	13	2	20
Changes in assets and liabilities:
Current receivables	(938)	1,337	229
Deferred rent receivables	(7,229)	(11,116)	(11,632)
Deferred leasing costs and acquisition related intangibles	(1,451)	(1,578)	(3,236)
Prepaid expenses and other assets	(2,166)	(629)	1,258
Accounts payable, accrued expenses and other liabilities (Note 16)	(70,483)	47,783	17,465
Deferred revenue and acquisition related liabilities	6,699	1,188	4,970
Rents received in advance and tenant security deposits	1,276	(443)	3,788

Net cash provided by operating activities	61,570	116,002	120,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(32,475)	(24,327)	(22,957)
Expenditures for development and redevelopment projects and undeveloped land	(118,876)	(52,468)	(43,501)
Acquisitions of operating properties and undeveloped land		(56,158)	(95,497)
Net proceeds received from dispositions of operating properties (Note 4)	15,508	57,684	33,439
Insurance proceeds received for property damage (Note 17)	800	157
Net cash settlement receipts (payments) on interest rate swaps	1,024	265	(2,981)
Decrease (increase) in restricted cash	209	(371)	8,226
Increase in escrow deposits	(2,500)	(501)
Collections of principal on the note receivable	117	37

Net cash used in investing activities	(136,193)	(75,682)	(123,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 14)	136,059
Proceeds from issuance of secured debt		35,500	115,218
Proceeds from issuance of unsecured senior notes			144,000
Net borrowings (repayments) on unsecured line of credit	51,000	58,000	(68,000)
Principal payments on secured debt	(14,084)	(52,659)	(150,825)
Net proceeds from issuance of preferred stock			83,145
Redemption of preferred units			(45,000)
Repurchase of common stock (Note 14)	(2,891)	(1,756)	(1,275)
Financing costs	(2,190)	(523)	(4,083)
Proceeds from exercise of stock options	760	971	2,052
Dividends and distributions paid to common stockholders and common unitholders	(70,768)	(66,021)	(64,268)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(14,804)	(13,245)

Net cash provided by (used in) financing activities	82,690	(41,292)	(2,281)

Net increase (decrease) in cash and cash equivalents	8,067	(972)	(5,039)
Cash and cash equivalents, beginning of year	3,881	4,853	9,892

Cash and cash equivalents, end of year	$11,948	$3,881	$4,853

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $10,898, $8,457, and $7,111 at December 31, 2006, 2005 and 2004, respectively	$41,922	$36,946	$28,092

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual of distributions payable to common stockholders and common unitholders (Note 14)	$18,400	$16,647	$16,106

Accrual of distributions payable to preferred stockholders and preferred unitholders (Notes 13 and 14)	$1,909	$1,908	$1,516

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Notes 13 and 14)	$35,933	$8,550	$4,437

Issuance of nonvested shares of common stock (Notes 14 and 16)	$5,893	$4,301	$3,995

Accrual for expenditures for operating properties and development and redevelopment projects	$22,469	$26,455	$13,092

Note receivable received in connection with the disposition of an operating property		$11,250

Net proceeds from disposition received and held by a qualified intermediary in connection with Section 1031 exchange	$43,794

Non-cash increase in real estate assets in connection with a lease termination	$2,334

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2006

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

As of December 31, 2006, the Company’s stabilized portfolio of operating properties was comprised of 84 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties,” and together with the Office Properties, the “Properties”) which encompassed approximately 7.8 million and 3.9 million rentable square feet, respectively, and was 95.8% occupied. The Company’s stabilized portfolio of operating properties excludes properties currently under construction and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. At December 31, 2006, the Company did not have any properties in the lease-up phase. As of December 31, 2006, the Company had five office development projects, comprised of eight buildings, under construction, which when complete are expected to encompass an aggregate of approximately 1,128,000 rentable square feet. These development projects are located in San Diego County. As of December 31, 2006, the Company had one redevelopment property under construction, encompassing approximately 107,000 rentable square feet of an office property in El Segundo, California that was previously occupied by one tenant and its predecessors for over 20 years. The ground floor of the building, which encompasses approximately 15,700 rentable square feet of space, will not be redeveloped and is still included in the Company’s stabilized portfolio.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership in which, as of December 31, 2006 and 2005, it owned a 93.3% and 88.7% general partnership interest, respectively. The remaining 6.7% and 11.3% common limited partnership interest in the Operating Partnership as of December 31, 2006 and 2005, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 13). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”) which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

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

The Company consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities (“FIN 46R”). As of December 31, 2005, the Company consolidated one VIE in connection with an agreement entered into in September 2005 to facilitate a Section 1031 tax-deferred property exchange. Under the terms of the agreement, the Company was obligated to purchase the operating property held by the VIE within 180 days of the acquisition of the property to complete the exchange. As of December 31, 2005, the Company had purchased a 38% interest in the property held by the VIE. The Company retained all rights to appreciation and all exposure to depreciation in the value of the property during the period it was held by the VIE. The impact of consolidating the VIE was to increase the Company’s total real estate asset balance by approximately $15.3 million at December 31, 2005. In March 2006, the Company purchased the remaining 62% interest in the property. No other variable interest entities existed during the years ended December 31, 2006, 2005 and 2004.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. The Company reclassified deferred revenue and acquisition related liabilities from accounts payable, accrued expenses and other liabilities and rents received in advance, tenant security deposits and deferred revenue to its own line item in the consolidated balance sheet for all periods presented.

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

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. In the first quarter of 2004, the Company recorded a $0.7 million impairment loss (see Note 4). The Company did not record any impairment losses during the years ended December 31, 2005 and 2006.

Cost capitalization—A variety of costs are incurred in the development, redevelopment and construction of real estate properties. The Company capitalizes such costs in accordance with the guidelines under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”) and Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, (“SFAS 34”).

All direct construction and development and redevelopment costs associated with the development of a new property are capitalized. Capitalized costs also include the following project costs associated with the initial construction of a property: pre-construction costs essential to the development of the property, interest costs, real estate taxes, salaries and related indirect costs that are directly related and incremental to construction, development or redevelopment and other costs incurred during the period of construction, development or redevelopment.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company capitalizes project costs associated with the initial construction and redevelopment of a property up to the time the property is substantially complete and ready for its intended use. Determination of when a development project is substantially complete and capitalization must cease involves a certain degree of judgment. Management believes a project is substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from building shell completion. Management also believes this basis is the most widely accepted standard in the real estate industry. The Company ceases capitalization for projects with extended lease-up periods after the shorter of a one-year period after the completion of the building shell or when the property attains a 95% occupancy. For projects with extended lease-up periods the Company ceases capitalization on the portion of the project substantially completed and occupied, and capitalizes only those costs associated with the portion under construction for the time parameters discussed above.

Construction in progress—Once the development and construction of the building shell of a real estate project is completed, the costs capitalized to construction in progress are transferred to land and improvements and buildings and improvements on the consolidated balance sheets as the historical cost of the property. During the lease-up period, the Company depreciates costs associated with the portion of the project that is occupied and continues to capitalize costs associated with the portion of the project still under development or redevelopment.

Depreciation and amortization of buildings and improvements—The cost of buildings and improvements are depreciated on the straight-line method over estimated useful lives generally ranging from 25 to 40 years for buildings and improvements and the shorter of the lease term or useful life, generally ranging from one to 15 years, for tenant improvements. Depreciation expense, including discontinued operations, for buildings and improvements for the three years ended December 31, 2006, 2005 and 2004, was $59.0 million, $56.1 million, and $51.8 million, respectively.

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

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in deferred leasing costs and acquisition related intangible assets in the balance sheet and amortized as an increase to amortization expense over the remaining non-cancelable term of the respective leases (see Note 8).

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets or acquisition-related liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respective leases. As of December 31, 2006 and 2005, the Company had a net liability related to above and below market leases of $3.8 million and $5.4 million, respectively.

The net above and below market lease liability is summarized as follows at December 31:

	2006	2005
	(in thousands)
Above market leases(1)	$202	$202
Below market leases(2)	(6,800)	(6,868)

Subtotal	(6,598)	(6,666)
Accumulated amortization	2,799	1,297

Above and below market leases, net	$(3,799)	$(5,369)

(1)	Included in Prepaid expenses and other assets in the Company’s consolidated balance sheet

(2)	Included in Deferred revenue and acquisition related liabilities in the Company’s consolidated balance sheet.

Net amortization of $1.6 million, $1.2 million and $32,000 was recorded as an increase in rental income for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average amortization period for the Company’s above and below market leases was approximately 6 years as of December 31, 2006. Following is the estimated net amortization at December 31, 2006 for the next five years:

Year	(in thousands)
2007	$1,262
2008	965
2009	712
2010	283
2011	141
Thereafter	436

Total	$3,799

Discontinued operations and properties held for sale—In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income or loss and net gain on dispositions of operating properties and the income or loss on all properties classified as held for sale are reflected in the consolidated statements of operations as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria, as set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2006, the Company had three buildings classified as held for sale (see Notes 4 and 21). The Company did not have any properties classified as held for sale at December 31, 2005 and 2004.

Cash and cash equivalents—The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents.

Funds held at qualified intermediary for 1031 exchange—Periodically, the Company enters into exchange agreements with qualified intermediaries to facilitate the exchange of real property pursuant to Section 1031 of the Internal Revenue Code (“Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale. During the replacement period the Company may direct the proceeds from a disposition to be held at a qualified intermediary for the sole purpose of completing a Section 1031 exchange.

Restricted cash—Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, including cash reserves primarily for property taxes.

Revenue recognition.    The Company recognizes revenue from rent, tenant reimbursements, parking and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition, (“SAB 104”):

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility of the amount is reasonably assured.

In accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner, for accounting purposes, of tenant improvements. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When management concludes that the Company is the owner of tenant improvements, for accounting purposes, management records the cost to construct the tenant improvements as an asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants when management concludes that the Company is the owner of such tenant improvements using the criteria discussed above. For these tenant-funded tenant improvements management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental revenue over the term of the related lease. During the years ended December 31, 2006, 2005 and 2004, $2.3 million, $2.2 million and $1.9 million respectively, of this deferred revenue was amortized into and recognized as rental income.

When management concludes that the tenant is the owner of tenant improvements, for accounting purposes, management records the Company’s contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

As of December 31, 2006 and 2005, the Company had a deferred revenue balance of approximately $19.1 million and $15.6 million, respectively, related to tenant-funded tenant improvements. Following is the estimated amortization at December 31, 2006 for the next five years:

Year	(in thousands)
2007	$2,469
2008	2,157
2009	1,938
2010	1,771
2011	1,611
Thereafter	9,179

Total	$19,125

Tenant Recoveries—Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

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

Deferred leasing costs—Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions which are amortized on the straight-line method over the lives of the leases which generally range from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the Company adjusts the amortization period.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs—Costs incurred in connection with debt financing are capitalized as deferred financing costs. Deferred financing costs consist primarily of loan fees which are amortized using the straight-line method, which approximates the effective interest method, over the contractual terms of the respective loans.

Derivative financial instruments—The Company is exposed to the effect of interest rate changes in the normal course of business. The Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. At December 31, 2006 the Company had no outstanding derivative instruments. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates on its variable-rate debt could have on its future cash flows. The Company does not enter into derivatives for speculative purposes. The Company has historically employed derivatives that were intended to manage the Company’s exposure to interest rate risk. However, historically these derivatives were not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

The Company recognizes all of its derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. The Company determines fair value based upon valuations obtained from an independent third-party for its outstanding derivative instruments at each balance sheet date. The valuations are based on prevailing market data and are derived from proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions. Unrealized gains and losses related to the change in the market value of the derivatives from period to period are recognized in earnings in gains or losses on derivative instruments. Net settlement receipts and payments on the derivative instruments are recognized in earnings in other income and expenses.

Minority interests—Minority interests represent the preferred and common limited partnership interests in the Operating Partnership. Net income after preferred distributions and preferred dividends is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance or redemption of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between the stockholders’ equity and the minority interest held by common unitholders of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

Other property income—Other property income primarily includes amounts recorded in connection with lease terminations (see Note 19). Lease termination fees are recognized when received and realized. When lease termination fees are received in advance of the actual legal lease termination date and the tenant is still in possession of the leased premises, the Company recognizes the lease termination fee on a straight-line basis as other property income over the remaining estimated term of the related lease.

Income taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2006, 2005 and 2004 and was not subject to any federal income taxes (see Note 23 for tax treatment of the Company’s distributions). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For each of the years ended December 31, 2006, 2005 and 2004, the taxable REIT subsidiary had approximately $30,000 of taxable income.

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

Fair value of financial instruments—The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2006 and 2005.

Concentration of credit risk—124 of the Company’s total 127 Properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

As of December 31, 2006, 2005 and 2004, the Company’s ten largest office tenants represented approximately 27.3%, 26.2% and 28.9% of total contractual annualized base rental revenues and its ten largest industrial tenants represented approximately 5.9%, 7.3% and 8.0%, respectively, of total contractual annualized base rental revenues. Of this amount, the Company’s largest tenant, The Boeing Company, accounted for approximately 4.0%, 4.9% and 6.2% of the Company’s total annualized contractual base revenues, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2006 and 2005, the Company had cash accounts in excess of FDIC insured limits.

Share-Based Incentive Compensation Accounting

At December 31, 2006, the Company had one share-based incentive compensation plan, which is described more fully in Note 16. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income, cash flows from operations, cash flows from financing activities and basic and diluted earnings per share since the Company historically recorded compensation cost for nonvested stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods have not been restated. Prior to the adoption of SFAS 123(R), the Company accounted

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for its share-based incentive plans under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS 157 are applied. Management is currently evaluating the impact SFAS 159 will have on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the consolidated financial statements.

In October 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purposes of applying the Financial Accounting Standards Board Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 will not have a material impact on the Company’s consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions

Acquisition of Operating Properties

During the year ended December 31, 2006, the Company did not acquire any operating properties.

During the year ended December 31, 2005, the Company acquired the following properties:

Location	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)
603 Valencia Brea, CA	Office	May	1	45,900	$7.3
10850 Via Frontera San Diego, CA	Industrial	September	1	303,000	24.0

Total			2	348,900	$31.3

The September 2005 acquisition also included a 20-acre fully entitled land site. Upon acquisition, the Company executed a one-year lease with the seller to continue to occupy the entire building through September 2006. The Company recognized approximately $1.1 million and $0.4 million in rental revenue during 2006 and 2005, respectively, in connection with this lease. In October 2006, upon termination of the lease, the Company took the property out of service and removed the property from its stabilized portfolio. The Company currently plans to redevelop the site and is pursuing activities to get the property ready for its intended use. The site includes entitlements to build approximately 1.8 million square feet of office and light industrial space.

Acquisitions of Undeveloped Land

During the year ended December 31, 2006, the Company did not acquire any undeveloped land.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, the Company acquired the following parcel of undeveloped land:

Project Name / Location	Month of Acquisition	Acreage	Purchase Price (in millions)
Santa Fe Summit San Diego, CA	June	11.3	$24.0

For all years presented, each of the acquired properties was purchased from an unaffiliated third party and was funded with borrowings under the Company’s Credit Facility (defined in Note 10). The Company allocates the purchase price of acquired properties in accordance with SFAS 141 (see Notes 2, 8 and 12).

4.	Properties Held for Sale and Dispositions

Properties Held For Sale

At December 31, 2006, the following properties were classified as held for sale:

Project Name / Submarket / City	Property Type	Number of Buildings	Rentable Square Feet
181 and 185 S. Douglas El Segundo, CA	Office	1	61,545
2270 El Segundo El Segundo, CA	Industrial	1	6,362

Total		2	67,907

In January 2007, the Company sold these two buildings to an unaffiliated third party for a gross sales price of $14.8 million.

At December 31, 2005, the Company did not classify any properties as held for sale.

Dispositions

During the year ended December 31, 2006, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price
					(in millions)
3735 Imperial Highway Stockton, CA	Industrial	March	1	164,540	$17.0
9401 and 9451 Toledo Way Irvine, CA	Industrial and Office	September	2	272,000	45.0

Total			3	436,540	$62.0

The disposition in September 2006 included one office building, encompassing approximately 27,200 rentable square feet, one industrial building, encompassing approximately 244,800 rentable square feet, and a parcel of undeveloped land adjacent to the buildings. As of December 31, 2006, the net cash proceeds from this disposition of approximately $43.8 million were being held at a qualified intermediary, at the Company’s

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

direction, for the purpose of completing a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code (“Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale In January 2007, the Company used the funds held at the qualified intermediary to partially fund two acquisitions in order to complete the Section 1031 exchange (see Note 25).

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

The gross sale price of $22.5 million for the property sold in July 2005 consisted of an $11.25 million cash payment and an $11.25 million note receivable, which is secured by the underlying property, from the buyer. The note bears interest at an annual rate of 7.0%, requires monthly principal and interest payments based on a 30-year amortization period, and matures in July 2012. In addition, the principal and any accrued and unpaid interest may be prepaid in whole or in part at any time without penalty or premium. As partial consideration for the sale, the Company will also participate in certain future profits from the operation or sale of the property as set forth in a profit participation agreement, without risk of loss or further continuing involvement. The contingent future profits will be recognized in the period they are realized. As of December 31, 2006, no income has been realized related to this agreement.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2006, 2005 and 2004, the Company recorded a net gain of approximately $31.3 million, $30.8 million, and $6.1 million, respectively, in connection with the sale of these properties. All of the properties were sold to unaffiliated third parties. The Company used the net cash proceeds from the sale of these properties to fund its development and redevelopment programs, pay down principal on mortgage loans and to repay borrowings under the Credit Facility (defined in Note 10). The net income and the net gain on disposition for these properties and the impairment loss have been included in discontinued operations for the years ended December 31, 2006, 2005 and 2004 (see Note 21).

5.	Development and Redevelopment Projects

Stabilized Development Projects

During the year ended December 31, 2006, the Company added the following development project to the Company’s stabilized portfolio:

Project Name / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
15333 Avenue of Science I-15 Corridor San Diego, CA	Office	Q4 2006	Q4 2006	1	77,015

During the year ended December 31, 2005, the Company added the following development projects to the Company’s stabilized portfolio:

Project Name / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
15231 Avenue of Science I-15 Corridor San Diego, CA	Office	Q4 2005	Q4 2005	1	65,900
15253 Avenue of Science I-15 Corridor San Diego, CA	Office	Q4 2005	Q4 2005	1	37,400

Total				2	103,300

Stabilized Redevelopment Projects

During the year ended December 31, 2005, the Company added the following redevelopment projects to the Company’s stabilized portfolio. These projects were completed in 2004 and were in the lease-up phase as of December 31, 2004. The Company did not add any redevelopment projects to its stabilized portfolio in 2006.

Project Name / Submarket / City	Pre and Post Redevelopment Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet
5717 Pacific Center Sorrento Mesa San Diego, CA	Office to Life Science/ Engineering	Q1 2004	Q1 2005	1	68,000
909 N. Sepulveda Blvd. El Segundo, CA	Office	Q3 2004	Q3 2005	1	241,600

Total				2	309,600

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development Projects Under Construction

As of December 31, 2006, the following development projects were under construction:

Project Name / Submarket / City	Property Type	Estimated Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet
Santa Fe Summit—Phase I(2) 56 Corridor San Diego, CA	Office	Q3 2007	Q3 2007	4	465,600
Pacific Corporate Center Sorrento Mesa San Diego, CA	Office	Q3 2007	Q3 2007	1	318,000
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	Office	Q4 2007	Q4 2008	1	142,726
ICC-15004 Innovation Drive I-15 Corridor San Diego, CA	Office	Q3 2008	Q3 2008	1	146,156
Sorrento Gateway Sorrento Mesa San Diego, CA	Office	Q4 2007	Q4 2008	1	55,500

Total				8	1,127,982

(1)	Based on management’s estimation of the earlier of the stabilized occupancy (95%) or one year from the date of substantial completion.

(2)	Construction on two of the four buildings, encompassing 234,170 rentable square feet, commenced in the fourth quarter of 2005. Construction on the remaining two buildings commenced in the first quarter of 2006.

Redevelopment Projects Under Construction

During the year ended December 31, 2006, the Company removed the following property from its stabilized portfolio and commenced construction on this redevelopment project:

Project Name / Submarket / City	Pre and Post Property Type	Estimated Completion Date	Estimated Stabilization Date	Number of Buildings	Rentable Square Feet
2240 E. Imperial Highway El Segundo, CA(1)	Lab to Office	Q2 2007	Q2 2008	1	107,041

(1)	The Company is redeveloping 107,041 square feet of this building given that The Boeing Company and its predecessor occupied the space for highly specialized use for over 20 years.

6.	Current Receivables

Current receivables, net consisted of the following at December 31:

	2006	2005
	(in thousands)
Tenant rent, reimbursements, and other receivables	$9,171	$8,634
Allowance for uncollectible tenant receivables	(3,281)	(2,875)

Current receivables, net	$5,890	$5,759

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Deferred Rent Receivables

Deferred rent receivables, net consisted of the following at December 31:

	2006	2005
	(in thousands)
Deferred rent receivables	$69,879	$62,968
Allowance for deferred rent receivables	(7,950)	(7,920)

Deferred rent receivables, net	$61,929	$55,048

8.	Deferred Leasing Costs and Acquisition Related Intangibles

Deferred leasing costs and acquisition related intangibles, net are summarized as follows at December 31:

	2006	2005
	(in thousands)
Deferred leasing costs	$82,827	$76,483
Accumulated amortization	(37,530)	(31,981)

Subtotal	45,297	44,502

Value of in-place leases	6,974	7,085
Accumulated amortization	(3,252)	(1,513)

Subtotal	3,722	5,572

Deferred leasing costs and acquisition related intangibles, net	$49,019	$50,074

For the years ended December 31, 2006 and 2005, $1.7 million and $1.5 million, respectively, was recorded as an increase to depreciation and amortization expense related to the value of in-place leases. The weighted average amortization period for the value of in-place leases was approximately 5 years as of December 31, 2006. Following is the estimated amortization expense at December 31, 2006 for the next five years:

Year	(in thousands)
2007	$1,428
2008	1,100
2009	741
2010	214
2011	82
Thereafter	157

Total	$3,722

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Deferred Financing Costs

Deferred financing costs, net are summarized as follows at December 31:

	2006	2005
	(in thousands)
Deferred financing costs	$22,482	$20,340
Accumulated amortization	(17,382)	(15,902)

Subtotal	5,100	4,438
Fair value of derivative instruments (see Note 11)	—	818

Deferred financing costs, net	$5,100	$5,256

10.	Debt

Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

	2006	2005
	(in thousands)
Mortgage note payable, due April 2009, fixed interest at 7.20%, monthly principal and interest payments	$80,503	$82,758
Mortgage note payable, due August 2012, fixed interest at 5.57%, monthly principal and interest payments	78,390	79,550
Mortgage note payable, due August 2008, fixed interest at 3.80%, monthly principal and interest payments	75,050	76,639
Mortgage note payable, due December 2011, fixed interest at 6.70%, monthly principal and interest payments	75,251	76,364
Mortgage note payable, due July 2008, interest at LIBOR plus 0.90%, (6.25% and 5.27% at December 31, 2006 and 2005, respectively) monthly interest only payments (a)	35,500	35,500
Mortgage note payable, due August 2012, fixed interest at 4.95%, monthly principal and interest payments	32,871	33,407
Mortgage note payable, due January 2009, interest at LIBOR plus 1.10% (6.45% and 5.47% at December 31, 2006 and 2005, respectively) monthly interest only payments (a)	31,000	31,000
Mortgage note payable, due May 2017, fixed interest at 7.15%, monthly principal and interest payments	21,752	23,111
Mortgage note payable, due August 2007, fixed interest at 6.51%, monthly principal and interest payments	17,049	17,297
Mortgage note payable, due November 2014, fixed interest at 8.13%, monthly principal and interest payments	7,135	9,006
Mortgage note payable, due August 2007, fixed interest at 7.21%, monthly principal and interest payments	4,325	4,503
Mortgage note payable, due April 2007, fixed interest at 8.43%, monthly principal and interest payments	372	2,693
Mortgage note payable, due November 2008, fixed interest at 8.21%, monthly principal and interest payments (b)		1,454

Total	$459,198	$473,282

(a)	The variable interest rates stated as of December 31, 2006 and 2005 are based on the last repricing date during the respective periods which vary based on the terms of each note. The repricing rates may not be equal to LIBOR at December 31, 2006 and 2005.

(b)	The Company repaid this loan in March 2006 and paid a penalty of approximately $0.1 million in connection with the early repayment.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s secured debt was collateralized by 62 operating properties at December 31, 2006 with a combined net book value of $635 million and 63 operating properties at December 31, 2005 with a combined net book value of $599 million.

Unsecured Senior Notes

As of December 31, 2006 and 2005, the Company had two series of unsecured senior notes with an aggregate principal balance of $144.0 million. The Series A notes have an aggregate principal balance of $61.0 million and mature in August 2010. The Series B notes have an aggregate principal balance of $83.0 million and mature in August 2014. The Series A and Series B notes require semi-annual interest payments each February and August based on a fixed annual interest rate of 5.72% and 6.45%, respectively.

Unsecured Line of Credit

In April 2006, the Company modified its unsecured revolving line of credit (the “Credit Facility”) to increase the line of credit, reduce the pricing and extend the maturity. The modifications increased the line of credit from $425 million to $550 million. As of December 31, 2006 the Company had borrowings of $276.0 million outstanding under the Credit Facility and availability of approximately $274.0 million. The Company may also elect to borrow up to an additional $100 million under an increase option provided by the Credit Facility. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon the Company’s leverage ratio at the time of borrowing (6.20% at December 31, 2006). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70% (5.47% at December 31, 2005). The Company also extended the maturity of the Credit Facility from October 2007 to April 2010, with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio, as compared to a range of 0.20% to 0.30% prior to the modification. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets , a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at December 31, 2006.

At December 31, 2006, ten of the Company’s twelve secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan fee amortization from continuing operations net of capitalized interest and loan fees for the years ended December 31, 2006, 2005 and 2004. The interest and loan fees are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	2006	2005	2004
	(in thousands)
Gross interest expense and loan fee amortization	$54,850	$47,836	$41,385
Less: capitalized interest and loan fee amortization	(11,309)	(8,880)	(7,707)

Net interest expense	$43,541	$38,956	$33,678

Debt Maturities

Scheduled contractual principal payments for the above secured and unsecured debt at December 31, 2006, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2007	$30,904
2008	116,931
2009	112,269
2010	343,186
2011	75,034
Thereafter	200,874

Total	$879,198

11.    Derivative Financial Instruments

The following table sets forth the terms and fair market values of the Company’s derivative financial instruments at December 31:

Type of Instrument	Notional Amount	Index	Strike	Maturity Date	Fair Market Value
					2006	2005
	(in thousands)				(in thousands)
Interest rate swap	$25,000	LIBOR	2.98%	December 2006	$—	$409
Interest rate swap	25,000	LIBOR	2.98%	December 2006	—	409

Total included in deferred financing costs					$—	$818

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Deferred Revenue and Acquisition Related Liabilities

Deferred revenue and acquisition related liabilities, consisted of the following at December 31 (See Note 2 for the estimated future amortization of the deferred revenue related to tenant improvements owned by the Company, funded by tenants and the acquisition related liabilities –below-market leases):

	2006	2005
	(in thousands)
Deferred revenue related to tenant improvements owned by the Company, funded by tenants	$19,125	$15,578
Acquisition related liabilities –below-market leases	3,871	5,469
Other deferred revenue	2,357	1,004

Total	$25,353	$22,051

13.    Minority Interests

Common Limited Partnership Unitholders

The Company owned a 93.3% and 88.7% common general partnership interest in the Operating Partnership as of December 31, 2006 and 2005, respectively. The remaining 6.7% and 11.3% common limited partnership interest as of December 31, 2006 and 2005, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

The decrease in the common limited partnership interest percentage is primarily due to the number of common limited partnership units of the Operating Partnership that were redeemed for shares of the Company’s common stock since December 31, 2005 and the issuance of two million shares of common stock in May 2006 (see Note 14). During the years ended December 31, 2006, 2005 and 2004, 1,350,986, 319,627, and 165,171 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units. Of the common limited partnership units exchanged in 2006, 297,102 were beneficially owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, as a result of his interest in Kilroy Industries. Of the common limited partnership units exchanged in 2004, 20,000 were owned by John B. Kilroy, Jr., the Company’s President and Chief Executive Officer.

Preferred Unitholders

As of December 31, 2006 and 2005, the Company had issued and outstanding 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. In March 2004, the Company amended the terms of its Series A Preferred Units to reduce the distribution rate, extend the redemption date to September 30, 2009, and create a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status. Commencing March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 7.45%. Prior to

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 5, 2004, distributions on the Series A Preferred Units accrued at an annual rate of 8.075%. The Series A Preferred Units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after September 30, 2009, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 7.45% Series A Cumulative Redeemable Preferred stock (“Series A Preferred Stock”) beginning September 30, 2015 or earlier under certain circumstances.

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

In December 2004, the Operating Partnership redeemed all 900,000 9.25% Series D Cumulative Redeemable Preferred units (the “Series D Preferred Units”), for a liquidation value of $50.00 per unit with proceeds from a public offering for 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (see Note 14). In 2004, the Company recorded a $1.2 million charge relating to the initial issuance costs of the redeemed Series D Preferred Units.

The Company makes quarterly distributions to the preferred unitholders each February, May, August and November. At December 31, 2006 and 2005, the accrued distribution payable to preferred unitholders, which is included in Series A Preferred Units minority interest on the balance sheet, was $0.7 million.

14.    Stockholders’ Equity

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

Preferred Stock

As of December 31, 2006 and 2005 the Company had 3,450,000 shares of 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) issued and outstanding. The Series F Preferred Stock

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after December 8, 2009, or earlier under certain circumstances. Dividends on the Series F Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series F Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.

As of December 31, 2006 and 2005, the Company had 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) issued and outstanding. The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.

Nonvested Shares

In February 2007, and during the years ended December 31, 2006, 2005 and 2004 the Company’s Executive Compensation Committee granted an aggregate of 260,433, 87,067, 103,806 and 114,843 nonvested shares, respectively, of the Company’s common stock to certain executive officers, key employees, and non-employee board members (see Note 16). The weighted average grant-date fair value per share was $88.28, $67.69, $41.43 and $34.78, respectively. The nonvested shares are subject to restrictions determined by the Company’s Executive Compensation Committee. The nonvested shares have the same dividend and voting rights as common stock, are legally issued and outstanding, and are included in the Company’s calculation of weighted average diluted outstanding shares at December 31, 2006, 2005 and 2004.

Exchange of Common Limited Partnership Units

During 2006, 2005 and 2004 an aggregate 1,350,986, 319,627 and 165,171 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 13). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

Share Repurchases

During the years ended December 31, 2006, 2005 and 2004, the Company accepted the return, at the current quoted market price, of 40,875, 41,379 and 36,955 shares of its common stock, respectively, from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to nonvested shares that vested during this period.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2006.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2006, no shares had been acquired under the Plan from new issuances.

Accrued Dividends and Distributions

Accrued dividends and distributions at December 31, 2006 and 2005, consisted of the following amounts payable to registered common stockholders of record holding 32,398,881 and 28,970,703 shares of common stock, respectively, common unitholders holding 2,318,529 and 3,669,515 common limited partnership units of the Operating Partnership, respectively, and registered preferred stockholders of 5,060,000 shares of preferred stock for each year:

	December 31,
	2006	2005
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$17,171	$14,775
Common unitholders of the Operating Partnership	1,229	1,872

Total accrued dividends and distribution to common stockholders and unitholders	18,400	16,647
Preferred stockholders	1,210	1,209

Total accrued dividends and distributions	$19,610	$17,856

15.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2025 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2006, are summarized as follows:

Year Ending	(in thousands)
2007	$206,862
2008	196,953
2009	176,796
2010	148,149
2011	127,379
Thereafter	600,771

Total	$1,456,910

16.    Employee Retirement and Share-Based Incentive Plans

Retirement Savings Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to sixty percent of their

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. Participants vest immediately in the amounts contributed by the Company. Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. For each of the years ended December 31, 2006 and 2005 the Company contributed $0.4 million and for the year ended December 31, 2004, the Company contributed $0.3 million to the 401(k) Plan.

Share-Based Incentive Plan

The Company establishes incentive award plans for the purpose of attracting and retaining officers, key employees and non-employee board members. The Company’s Board of Directors adopted the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (“nonvested shares”), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the 2006 Plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. As of December 31, 2006, no awards have been issued under the 2006 Plan. In February 2007, the Company issued nonvested shares of common stock under the 2006 Plan in connection with the 2006 incentive award programs for the Company’s executive officers and key employees, which are described below. All of the Company’s previously issued share-based awards were issued under the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which was terminated by the Company’s Board of Directors in September 2006. Any awards outstanding upon the termination of the 1997 Plan remain outstanding and in full force and effect in accordance with the terms of such plan and the applicable award agreement.

The Executive Compensation Committee historically has granted nonvested shares of common stock to employees and non-employee board members on an annual basis under different programs, which are described below. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or not and are not returnable to the Company if the underlying shares ultimately do not vest. The total compensation cost for all share-based compensation programs was $6.2 million, $3.6 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of the total share-based compensation cost, $0.5 million, $0.1 million and $0.3 million was capitalized as part of real estate assets for the years ended December 31, 2006, 2005 and 2004, respectively.

Executive Officer Share-Based Compensation Program

The Executive Compensation Committee determines compensation for the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”). Historically, the Executive Compensation Committee has annually approved programs for the Company’s Executive Officers for the potential issuance of nonvested shares of common stock as part of their annual and long-term incentive compensation. The number of shares that have been issued has historically been contingent upon both individual performance and certain corporate performance and market conditions. The Company recognizes compensation cost for these awards over the requisite service period, which includes both the performance and service vesting periods and begins on the date the award is authorized by the Executive Compensation Committee using the accelerated attribution expense method. The share awards are generally awarded in the first quarter after the end

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the performance period, which is the same as the Company’s fiscal year end. The share awards issued generally have a service vesting period equal to one to three years, depending on the type of award.

In January 2006, the Executive Compensation Committee awarded an aggregate of 52,904 nonvested shares of common stock to the Executive Officers under the approved 2005 program for the 2005 performance period. The total compensation cost for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $66.13 on the grant date of January 11, 2006. Of the shares awarded, 11,343 vest in January 2007 and 41,561 vest in equal annual installments over a two-year period ending in January 2008.

In April 2006, the Executive Compensation Committee approved the 2006 Annual Incentive Award Program for the Executive Officers that allowed the Executive Officers to receive an award of nonvested shares of common stock as part of their annual incentive compensation, for the achievement of pre-established target levels for specific corporate performance measures for the fiscal year ending December 31, 2006. The Company recognizes compensation cost over the requisite service period, which began in April 2006 upon authorization of the program, and will end at the end of the one-year service vesting period. During the performance period, the Company estimated the total value of the potential future award based on management’s estimate of the probable achievement of the pre-established target levels for specific corporate performance measures for the fiscal year ending December 31, 2006 and recorded the associated compensation cost for the period based on the portion of the requisite service period that has elapsed through the end of the reporting period. For the year ended December 31, 2006, the Company recognized approximately $0.5 million of compensation cost for this program. In February 2007, the Executive Compensation Committee awarded an aggregate of 13,810 nonvested shares of common stock to the Executive Officers under this program. The total compensation cost to be recorded over the requisite service period referenced above for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007.

In September 2006, the Executive Compensation Committee approved the 2006 Annual Long-Term Incentive Program and an additional component of the 2006 Annual Incentive Award Program, the Annual Bonus Exceptional Performance Program, for the Executive Officers that allows the Executive Officers to earn bonus compensation for the achievement of certain pre-established target levels for specific corporate performance measures (adopted by the Executive Compensation Committee in April 2006) for the fiscal year ending December 31, 2006. Individual awards under each program were paid in nonvested shares of common stock. The Company recognizes compensation costs using the accelerated attribution expense method over the requisite service periods, which began in September 2006 upon authorization of the program and, based on the Company’s current estimate, will end at the completion of the respective service vesting periods. Shares issued under the 2006 Annual Long-Term Incentive Program will vest 50% on December 31, 2007 and 50% on December 31, 2008. Shares issued under the Annual Bonus Exceptional Performance Program will vest 34% on December 31, 2007, 33% on December 31, 2008 and 33% on December 31, 2009. Vesting is based on continued employment through the applicable vesting date. During the performance period, the Company estimated the total value of the potential future awards based on management’s estimate of the probable achievement of the pre-established target levels for specific corporate performance measures for the fiscal year ending December 31, 2006 and recorded the associated compensation cost for the period based on the portion of the requisite service period that has elapsed through the end of the reporting period. For the year ended December 31, 2006, the Company recognized approximately $2.5 million of estimated compensation cost for these programs. In February 2007, the Executive Compensation Committee awarded 38,629 nonvested shares of common stock to the Executive Officers under the approved 2006 Annual Long-Term Incentive Program and 151,920 nonvested shares of common stock under the 2006 Annual Bonus Exceptional Performance Program. The total compensation cost to be recorded over the requisite service period referenced above for the nonvested shares was

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. Of the 38,629 shares awarded under the Annual Long-Term Incentive Program, 19,315 vest on December 31, 2007 and 19,314 vest on December 31, 2008. Of the 151,920 shares awarded under the Annual Bonus Exceptional Performance Program, 51,654 vest on December 31, 2007, 50,133 vest on December 31, 2008, and 50,133 vest on December 31, 2009.

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

In February 2007, the Executive Compensation Committee granted an aggregate of 56,074 nonvested shares of common stock to certain key employees for the 2006 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. These shares vest in equal annual installments over a five-year period.

Non-employee Board Members Share-Based Compensation Program

Historically, the Company’s Executive Compensation Committee has awarded nonvested shares of common stock to non-employee board members on an annual basis as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation plan, as approved by the Board of Directors in May 2003. The Company recognizes compensation cost for these fixed awards over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method. The share awards vest in equal annual installments over the two-year service vesting period.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s nonvested shares as of January 1, 2006 and changes during the year ended December 31, 2006, is presented below. All nonvested shares are subject only to service vesting conditions:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	155,309	$39.18
Granted	87,067	$67.69
Vested	(95,424)	$38.54
Forfeited	—	—

Nonvested at December 31, 2006	146,952	$56.49

As of December 31, 2006, there was $3.4 million of total unrecognized compensation cost related to the nonvested shares shown in the table above granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years. The $3.4 million of unrecognized compensation cost does not reflect the future compensation cost related to the share-based incentive compensation programs approved in 2006 for the Executive Officers since the awards under these programs were granted in 2007. The compensation cost that will be recorded in future periods related to these 2006 programs is based on the amounts earned under these programs. During the year ended December 31, 2006 and 2005, 87,067 nonvested shares were granted at a weighted-average grant-date fair value of $67.69 per share and 103,806 nonvested shares were granted at a weighted-average grant-date fair value of $41.43 per share, respectively. The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $6.7 million, $4.7 million and $3.5 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

During the year ended December 31, 2006, the Company accepted the return, at the then applicable current per share quoted market price on the NYSE, of 40,875 shares of its common stock in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Stock Options

The Company has not issued stock options since 2002, and all stock options were fully vested as of December 31, 2005. At December 31, 2006, an aggregate of 47,000 options were exercisable for shares of the Company’s common stock at a weighted average exercise price of $24.33. The outstanding options had a weighted average remaining contractual life of 2.4 years. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s stock option activity for the year ended December 31, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	78,000	$24.41
Granted	—	—
Exercised(1)	(31,000)	24.52
Cancelled	—	—

Outstanding at December 31, 2006	47,000	$24.33

(1)	Represents a cash exercise in which the Company received $0.8 million in exchange for shares of its common stock.

The total intrinsic value, which represents the difference between the option exercise price and current price of the underlying share, of the 31,000 options exercised during the year ended December 31, 2006 was $1.3 million. During the year ended December 31, 2005, 41,231 options were exercised with a total intrinsic value of $1.0 million. During the year ended December 31, 2004, 120,478 options were exercised with a total intrinsic value of $1.5 million. As of December 31, 2006, 2005 and 2004, the Company had 47,000, 78,000 and 119,231 options outstanding with a weighted average exercise price of $24.33, $24.41 and $24.11, respectively. These options had an intrinsic value of $2.5 million, $2.9 million and $2.2 million, respectively, and a weighted average remaining contractual term of 2.4 years, 3.5 years and 4.2 years at December 31, 2006, 2005 and 2004, respectively.

Special Long-term Incentive Compensation Plan

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s Executive Officers. The program provided for cash compensation to be earned at December 31, 2005 if the Company attained certain performance measures based on annualized total stockholder returns on an absolute and relative basis over an approximate three-year measurement period. In January 2006, the Executive Compensation Committee approved the payment of a cash award of $71.7 million, representing the amount earned by the Company’s Executive Officers under the plan for the approximate three-year period ended December 31, 2005. The award was paid to the Company’s Executive Officers in January 2006 and was funded with borrowings under the Company’s Credit Facility. During the year ended December 31, 2005 and 2004, compensation expense related to the special compensation program was approximately $47.3 million and $18.5 million, respectively, which was included in general and administrative expenses.

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

During the year ended December 31, 2003, the Company renegotiated the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. The Company leases this land, which is adjacent to the Company’s other properties at Kilroy Airport Center, Long Beach, for future development opportunities. The ground lease term was extended to July 2084 subject to the Company’s right to terminate this lease upon written notice to the landlord on or before October 2007. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment in October 2007 and at scheduled dates thereafter. Additionally, should the Company not commence construction of real property improvements on the land prior to October 2009 the lease will terminate at that time.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum commitment under these ground leases at December 31, 2006 was as follows:

Year Ending	(in thousands)
2007	$1,690
2008	1,693
2009	1,639
2010	1,602
2011	1,529
Thereafter	72,402

Total	$80,555

Purchase Commitment—In 2005, the Company entered into a contract to purchase 24 acres of undeveloped land in Carlsbad, California for $15.8 million. As of December 31, 2006 and 2005, the Company had paid $0.5 million of non-refundable deposits. The Company completed the acquisition in February 2007 (see Note 25).

In October 2006, the Company entered into a contract to purchase 10.5 acres of undeveloped land in San Diego, California for $28.0 million. As of December 31, 2006, the Company had paid $2.0 million of non-refundable deposits. The Company completed this acquisition in January 2007 (see Note 25).

In November 2006, the Company entered into a contract to purchase two buildings, encompassing approximately 104,500 rentable square feet, for $24.7 million. As of December 31, 2006, the Company had paid $0.5 million of non-refundable deposits. The Company completed this acquisition in January 2007 (see Note 25).

Other Contingencies—In October 2005, one of the Company’s industrial properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write-off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million in reimbursement from the Company’s insurance carrier, and accrued an additional $0.2 million receivable from the insurance carrier since the Company expected to be fully reimbursed for this loss. In December 2006, the Company received a progress payment of approximately $0.8 million from the insurance carrier. Approximately $0.5 million, representing the portion of the proceeds that exceed the carrying value of the damaged components, has been deferred since the final settlement has not been reached and contingencies still existed as of December 31, 2006. The Company expects to record this amount as a gain when the final insurance settlement is received from the insurance carrier and all contingencies have been resolved in accordance with Financial Accounting Standards Board Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets (“FIN 30”).

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

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, funds held at a qualified intermediary for Section 1031 exchange and accounts payable approximate fair value due to their short-term maturities. The carrying amounts of the Company’s variable-rate secured debt and outstanding borrowings on the Credit Facility approximate fair value since the interest rates on these instruments are equivalent to rates currently offered to the Company (see Note 10).

For fixed-rate secured and unsecured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. See Note 10 for further detail on the Company’s secured and unsecured debt and Note 11 for the fair value of the Company’s derivative instruments. The following table sets forth the carrying value and the Company’s fair value of fixed-rate debt, derivative instruments and note receivable as of December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Fixed-rate debt	$536.7	$538.7	$550.8	$568.4
Derivative instruments(1)	—	—	0.8	0.8
Note receivable	11.1	11.5	11.2	11.5

(1)	The Company’s outstanding derivative instruments expired on December 31, 2006.

19. Other	Property Income

Significant Lease Termination Fees

In May 2006, the Company recognized $9.8 million of other property income resulting from the early termination of a lease at an industrial property in Irvine, California, which encompassed approximately 244,800 rentable square feet. Of the $9.8 million recognized, $7.5 million represented the net lease termination fee, which was comprised of $9.0 million received in cash offset by a write-off of a $1.5 million deferred receivable balance associated with the lease. The remaining $2.3 million represented a non-cash gain on the lease termination related to the tenant’s obligation to replace the property’s roof, in accordance with the original lease and the lease termination agreement. The Company recorded the $2.3 million cost of the roof paid by the tenant as a capital asset and recognized the associated gain in other property income. In September 2006, the Company sold this property and therefore reclassified all income associated with the property to discontinued operations for all periods presented (see Notes 4 and 21).

In June 2006, the Company received a payment from the Intel Corporation (“Intel”) of approximately $1.5 million resulting from the early termination of its lease at an office property in San Diego, California. Under the terms of the early termination agreement, the lease was scheduled to expire in April 2007. The lease termination fee was being amortized into other property income over the remaining term of the lease. Intel and the Company subsequently entered into an agreement to terminate the lease in January 2007. As of December 31, 2006, the Company recognized $0.9 million of the lease termination fee, which was reported in other property income.

In 2003, one of the Company’s tenants, Brobeck, Phleger & Harrison LLP (“Brobeck”), defaulted on its lease, and the Company exercised its right to terminate the lease as a result of such default. Following the lease

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination, certain creditors of Brobeck filed an involuntary bankruptcy petition against Brobeck, and the bankruptcy court entered an order for relief under Chapter 7 of the Bankruptcy Code. The Company filed a proof of claim against Brobeck’s bankruptcy estate for its lease termination/rejection damages, and during the year ended December 31, 2006, the Company received distributions of approximately $1.0 million in connection with the claim. As a result of the payment received, the Company recorded a $0.9 million net lease termination fee, which was reported in other property income.

In 2003, the Company received a payment in connection with a court-approved settlement agreement with one of the Company’s former tenants, Peregrine Systems, Inc. (“Peregrine”), of approximately $18.3 million and was scheduled to receive four additional payments of approximately $750,000 each to be paid annually over the next four years. In 2003, the Company recorded a net lease termination fee of $18.0 million representing the $18.3 million payment received in 2003 plus the $2.6 million net present value of the payments to be received in the future, offset by $2.9 million of receivables and other costs and obligations associated with the leases. In addition, the Company increased its provision for bad debts by $2.6 million to reserve the portion of the lease termination fee that related to the future annual payments. During the third quarter of both 2004 and 2005, the Company reversed approximately $750,000 of the provision for bad debts due to the collection of two of the four annual installment payments due under the settlement agreement. In December 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, the Company reevaluated the allowance for bad debts related to the remaining future annual installments and reversed the remaining allowance of approximately $1.3 million through the provision for bad debts. In the first quarter of 2006, the Company received the remaining $1.5 million due under the settlement agreement.

In 2004, under the terms of a previous tenant’s plan of reorganization, the Company received shares of stock in the reorganized company in satisfaction of the Company’s creditor’s claim under the lease. This tenant had previously defaulted on its lease in 2001 and filed for bankruptcy in 2002. The Company recorded a net lease termination fee of approximately $0.5 million in January 2004, representing the fair value of the stock on the date of receipt. During the first quarter of 2004, the Company sold all of the shares, in a series of open market transactions, at an additional net gain of approximately $0.1 million. This gain is included in interest and other income on the Company’s consolidated statement of operations for the year ended December 31, 2004.

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

The Company’s reportable segments consist of the two types of commercial real estate properties for which the Company’s chief operating decision-makers internally evaluate operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate level activities including legal administration, accounting, finance, and management information systems which are not considered separate operating segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Office Properties:
Operating revenues(1)	$218,113	$204,022	$182,222
Property and related expenses	58,664	52,243	46,727

Net operating income, as defined	159,449	151,779	135,495

Industrial Properties:
Operating revenues(1)	33,131	32,333	30,391
Property and related expenses	5,898	5,061	4,736

Net operating income, as defined	27,233	27,272	25,655

Total Reportable Segments:
Operating revenues(1)	251,244	236,355	212,613
Property and related expenses	64,562	57,304	51,463

Net operating income, as defined	186,682	179,051	161,150

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	186,682	179,051	161,150
Unallocated other income:
Total other income	1,826	1,346	727
Other unallocated expenses:
General and administrative expenses	22,800	66,456	34,021
Interest expense	43,541	38,956	33,678
Depreciation and amortization	70,505	66,198	57,139

Income from continuing operations before minority interests	51,662	8,787	37,039
Minority interests attributable to continuing operations	(8,380)	(4,850)	(13,631)
Income from discontinued operations	38,582	29,882	10,133

Net income	81,864	33,819	33,541
Preferred dividends	(9,608)	(9,608)	(3,553)

Net income available for common stockholders	$72,256	$24,211	$29,988

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,169,011	$1,186,344
Undeveloped land and construction in progress	263,651	137,025
Total assets(1)	1,544,882	1,422,584

Industrial Properties:
Land, buildings and improvements, net	164,292	214,005
Total assets(1)	173,422	225,671

Total Reportable Segments:
Land, buildings and improvements, net	1,333,303	1,400,349
Undeveloped land and construction in progress	263,651	137,025
Total assets(1)	1,718,304	1,648,255

Reconciliation to Consolidated Assets:
Total assets for reportable segments	1,718,304	1,648,255
Other unallocated assets:
Cash and cash equivalents	11,948	3,881
Restricted cash	494	703
Funds held at Qualified Intermediary for Section 1031 exchange	43,794
Note receivable	11,096	11,213
Deferred financing costs, net	5,100	5,256
Prepaid expenses and other assets	8,616	5,166

Total consolidated assets	$1,799,352	$1,674,474

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, properties held for sale, current receivables, deferred rent receivable and deferred leasing costs and other related intangible assets, all shown on a net basis.

	December 31,
	2006	2005
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment projects and undeveloped land	$135,103	$58,713
Acquisition of operating properties and undeveloped land	—	31,007
Capital expenditures and tenant improvements	10,945	23,983

Industrial Properties:
Acquisition of operating properties and undeveloped land	—	24,709
Capital expenditures and tenant improvements	3,354	4,721

Total Reportable Segments:
Expenditures for development and redevelopment projects and undeveloped land	135,103	58,713
Acquisition of operating properties and undeveloped land	—	55,716
Capital expenditures and tenant improvements	14,299	28,704

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.     Discontinued Operations

For the years ended December 31, 2006, 2005 and 2004, discontinued operations included the net income of all properties sold and classified as held for sale during the year ended December 31, 2006 through the date of the respective dispositions (See Note 4). For the years ended December 31, 2005 and 2004, discontinued operations also included the net income of all properties sold during the year ended December 31, 2005 through the date of the respective dispositions. For the year ended December 31, 2004, discontinued operations also included the net income and impairment loss on all properties sold during the year ended December 31, 2004 through the date of the respective disposition. The net gain on sale is included in the period in which a property was sold. In connection with the disposition of the building sold in March 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
REVENUES:
Rental income	$3,040	$5,605	$11,088
Tenant reimbursements	273	703	1,281
Other property income	9,772	182	693

Total revenues	13,085	6,490	13,062

EXPENSES:
Property expenses	643	1,029	2,153
Real estate taxes	256	649	1,099
Provision for bad debts	17	17	72
Interest expense	90	197	316
Depreciation and amortization	1,558	1,593	3,256

Total expenses	2,564	3,485	6,896

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest	10,521	3,005	6,166
Net gain on dispositions of discontinued operations	31,259	30,764	6,148
Impairment loss			(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(3,198)	(3,887)	(1,455)

Total income from discontinued operations	$38,582	$29,882	$10,133

The following table summarizes total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Reportable Segments:
Office Properties	$245	$2,504	$752
Industrial Properties	38,337	27,378	9,381

Total income from discontinued operations	$38,582	$29,882	$10,133

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one for one basis and would not have any effect on diluted earnings (loss) per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$43,282	$3,937	$23,408
Preferred dividends	(9,608)	(9,608)	(3,553)

Income (loss) from continuing operations available for common stockholders	33,674	(5,671)	19,855
Discontinued operations	38,582	29,882	10,133

Net income available for common stockholders—numerator for basic and diluted earnings per share	$72,256	$24,211	$29,988

Denominator:
Basic weighted average shares outstanding	31,244,062	28,710,726	28,244,459
Effect of dilutive securities—stock options and nonvested shares	145,937	—	177,568

Diluted weighted average shares and common share equivalents outstanding	31,389,999	28,710,726	28,422,027

Basic earnings per share:
Income (loss) from continuing operations available for common stockholders	$1.08	$(0.20)	$0.70
Discontinued operations	1.23	1.04	0.36

Income available for common stockholders	$2.31	$0.84	$1.06

Diluted earnings per share:
Income (loss) from continuing operations available for common stockholders	$1.07	$(0.20)	$0.70
Discontinued operations	1.23	1.04	0.36

Net income available for common stockholders	$2.30	$0.84	$1.06

At December 31, 2006 and 2004, Company employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

For the year ended December 31, 2005, the effect of the assumed exercise of the 78,000 outstanding stock options and the effect of the 155,309 nonvested shares of common stock were not included in the earnings per share calculation as their effect was antidilutive to the loss from continuing operations available for common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.    Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2006, 2005 and 2004 as follows:

Dividends	2006	2005	2004
Dividends declared per common share	$2.120	$2.040	$1.980
Less: Dividends declared in the current year and paid in the following year	(0.530)	(0.510)	(0.495)
Add: Dividends declared in the prior year and paid in the current year	0.510	0.495	0.495

Dividends paid per common share	$2.100	$2.025	$1.980

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2006 2005 and 2004 as identified in the table above, was as follows:

Common Shares	2006		2005		2004
Ordinary income	$0.462	21.99%	$0.221	10.90%	$1.154	58.26%
Return of capital	1.635	77.87	1.753	86.55	0.711	35.90
Capital gains(1)	0.003	0.14	0.018	0.88	0.089	4.48
Unrecaptured section 1250 capital gains	0.000	0.00	0.033	1.67	0.027	1.36

	$2.100	100.00%	$2.025	100.00%	$1.980	100.00%

(1)	2004, 2005 and 2006 Capital Gains are comprised entirely of 15% Rate Gains.

The income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2006 and 2005 was as follows:

Preferred Shares	2006		2005
Ordinary income	$1.938	99.40%	$1.575	80.75%
Capital gains	0.012	0.60	0.129	6.63
Unrecaptured section 1250 capital gains	0.000	0.00	0.246	12.62

	$1.950	100.00%	$1.950	100.00%

The income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2006 and 2005 was as follows:

Preferred Shares	2006		2005
Ordinary income	$1.864	99.40%	$1.421	80.75%
Capital gains	0.011	0.60	0.117	6.63
Unrecaptured section 1250 capital gains	0.000	0.00	0.222	12.62

	$1.875	100.00%	$1.760	100.00%

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:

	2006 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$62,035	$62,602	$62,655	$63,951
Net Operating Income from continuing operations(2)	46,259	46,616	46,020	47,793
Income from continuing operations	10,142	11,187	10,613	11,346
Discontinued operations	5,789	9,190	23,363	240
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	13,529	17,975	31,574	9,184
Net income per common share—basic	0.46	0.58	0.98	0.28
Net income per common share—diluted	0.46	0.58	0.98	0.28

	2005 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$58,396	$59,264	$59,101	$59,594
Net Operating Income from continuing operations(2)	43,382	44,328	44,640	46,699
Income from continuing operations	9,822	264	155	(6,303)
Discontinued operations	6,005	502	16,318	7,057
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	13,425	(1,636)	14,071	(1,648)
Net income per common share—basic	0.47	(0.05)	0.49	(0.06)
Net income per common share—diluted	0.47	(0.05)	0.49	(0.06)

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 20 for definition of Net Operating income.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10-Q due to reclassification of net income (loss) to discontinued operations, in accordance with SFAS 144 (see Note 21).

25.  Subsequent Events

On January 18, 2007, aggregate distributions of $18.4 million were paid to common stockholders and common unitholders of record on December 29, 2006.

During January 2007, an aggregate 70,755 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 15, 2007, aggregate distributions of $0.8 million were paid to Series E Preferred stockholders of record on January 31, 2007 for the period commencing on and including December 7, 2006 and ending on and including February 14, 2007.

On February 15, 2007, aggregate distributions of $1.6 million were paid to Series F Preferred stockholders of record on January 31, 2007 for the period commencing on and including December 7, 2006 and ending on and including February 14, 2007.

On February 15, 2007, aggregate distributions of $1.4 million were paid to the Series A Preferred unitholders.

In February 2007 the Company’s Executive Compensation Committee granted nonvested shares of common stock to certain executive officers and key employees (see Note 16).

In February 2007, the Company’s Executive Compensation Committee approved the 2007 incentive award programs for the Company’s Executive Officers that will allow the Executive Officers to receive bonus compensation in the event certain pre-established target levels for specific performance measures, such as funds from operations, revenue, operating margins, leasing, development, and total annual stockholder return, are achieved.

In January 2007, the Company sold two buildings located in El Segundo, California for a gross sales price of $14.8 million. As of December 31, 2006, these properties were classified as held for sale (see Notes 2 and 4).

In January 2007, the Company acquired two office buildings, encompassing approximately 104,500 rentable square feet located on 5.6 acres of land in San Diego, California, for a gross purchase price of $24.7 million. The Company began redevelopment of the existing buildings on this site during the first quarter of 2007. (See Note 17).

In January 2007, the Company acquired 10.5 acres of undeveloped land located in San Diego, California for a purchase price of $28.0 million (see Note 17).

In February 2007, the Company acquired 24.0 acres of undeveloped land located in Carlsbad, California for a purchase price of $15.8 million (see Note 17).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.    Schedule of Rental Property

	December 31, 2006
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Office Properties:
23925 Park Sorrento Calabasas, California	$21,752	(3)	$50	$2,346	$271	$50	$2,617	$2,667	$683	2001	(C)	11,789
23975 Park Sorrento Calabasas, California		(3)	765	17,720	2,405	765	20,125	20,890	6,031	2001	(C)	100,592
24025 Park Sorrento Calabasas, California		(3)	845	15,896	1,673	845	17,569	18,414	5,617	2000	(C)	102,264
26541 Agoura Road Calabasas, California			1,979	9,630	4,494	1,979	14,124	16,103	5,389	1997	(A)	90,366
Kilroy Airport Center, El Segundo El Segundo, California			6,141	69,195	10,586	5,684	80,238	85,922	54,553	1983	(C)	595,131
Imperial & Sepulveda El Segundo, California			4,984	68,368	35,889	4,984	104,257	109,241	9,253	2003/2004	(C)	369,508
Kilroy Airport Center, Phase I Long Beach, California					27,469		27,469	27,469	8,712	1997	(A)	225,083
Kilroy Airport Center, Phase II Long Beach, California				47,387	19,724		67,111	67,111	40,717	1989	(C)	395,480
Kilroy Airport Center, Phase III Long Beach, California				49,654	4,876		54,530	54,530	18,233	1999/2000	(C)	328,502
Kilroy Airport Center, Phase IV (2) Long Beach, California					2,088		2,088	2,088	1,862
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	9,882	3,977	45,722	49,699	14,241	2000	(C)	150,302
12100 W. Olympic Blvd. Los Angeles, California			352	45,611	12,252	9,633	48,582	58,215	5,627	2002	(C)	150,167
12312 W. Olympic Blvd. Los Angeles, California			3,325	12,202	917	3,399	13,045	16,444	3,632	1997	(A)	78,000
1633 26th Street Santa Monica, California			2,080	6,672	1,666	2,040	8,378	10,418	3,297	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California	80,503	(4)	5,474	26,087	876	5,476	26,961	32,437	7,298	1997	(A)	94,844
3130 Wilshire Blvd. Santa Monica, California			8,921	6,579	5,661	9,188	11,973	21,161	5,119	1997	(A)	88,338
501 Santa Monica Blvd. Santa Monica, California		(4)	4,547	12,044	3,151	4,551	15,191	19,742	4,659	1998	(A)	73,115
4175 E. La Palma Avenue Anaheim, California			1,518	2,612	2,052	1,518	4,664	6,182	1,621	1997	(A)	43,263
8101 Kaiser Blvd Anaheim, California			2,369	6,180	1,293	2,377	7,465	9,842	2,106	1997	(A)	59,790
601 Valencia Avenue Brea, California			3,518	2,900	493	3,519	3,392	6,911	931	1997	(A)	60,891
603 Valencia Avenue Brea, California			2,706	3,904	331	2,706	4,235	6,941	303	2005	(A)	45,900
111 Pacifica Irvine, California		(4)	5,165	4,653	2,335	5,166	6,987	12,153	2,588	1997	(A)	67,496
12340 El Camino Real San Diego, California			4,201	13,896	7,057	4,201	20,953	25,154	2,716	2002	(C)	87,405
12348 High Bluff Drive San Diego, California	75,050	(5)	1,629	3,096	2,060	1,629	5,156	6,785	2,406	1999	(C)	38,710
12390 El Camino Real San Diego, California	31,000	(6)	3,453	11,981	1,195	3,453	13,176	16,629	3,881	2000	(C)	72,332
3579 Valley Centre Drive San Diego, California	78,390	(7)	2,167	6,897	2,885	2,858	9,091	11,949	2,541	1999	(C)	52,375
3611 Valley Centre Drive San Diego, California		(7)	4,184	19,352	8,539	5,259	26,816	32,075	6,339	2000	(C)	130,178

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
3661 Valley Centre Drive San Diego, California		(7)	4,038	21,144	5,907	4,725	26,364	31,089	6,024	2001	(C)	129,752
3721 Valley Centre Drive, San Diego, California		(7)	4,297	18,967	5,663	4,254	24,673	28,927	2,920	2002	(C)	114,780
3811 Valley Centre Drive San Diego, California	32,871	(8)	3,452	16,152	20,042	4,457	35,189	39,646	4,491	2000	(C)	112,067
12225/12235 El Camino Real San Diego, California		(5)	3,207	18,176	2,568	3,213	20,738	23,951	4,783	1998	(A)	115,513
12400 High Bluff Drive San Diego, California			15,167	40,497	5,985	15,167	46,482	61,649	4,990	2003	(C)	208,464
6215/6220 Greenwich Drive San Diego, California	7,507	(9)	4,796	15,863	8,225	5,148	23,736	28,884	7,981	1997	(A)	212,214
15051 Avenue of Science San Diego, California			2,888	5,780	5,508	2,888	11,288	14,176	2,361	2001	(C)	70,617
15073 Avenue of Science San Diego, California			2,070	5,728	1,470	2,070	7,198	9,268	2,486	2001	(C)	46,759
15231 Avenue of Science San Diego, California			2,233	8,830	1,613	2,233	10,443	12,676	358	2005	(C)	65,867
15253 Avenue of Science San Diego, California			1,548	6,423	985	1,548	7,408	8,956	249	2005	(C)	37,405
15215 Avenue of Science San Diego, California			2,371	16,500	319	2,371	16,819	19,190	41	2006	(C)	77,015
15378 Avenue of Science San Diego, California		(5)	3,565	3,796	1,725	3,565	5,521	9,086	1,669	1998	(A)	68,910
15435/15445 Innovation Drive San Diego, California			4,286	12,622	(38)	4,092	12,778	16,870	6,526	2000	(C)	103,000
13500/13520 Evening Creek Drive North San Diego, California			15,161	71,806	1,638	15,161	73,444	88,605	5,630	2004	(A)	281,830
4939 Directors Place San Diego, California	17,049	(10)	2,225	12,698	4,359	2,198	17,084	19,282	3,116	2002	(C)	60,662
4955 Directors Place San Diego, California		(10)	2,521	14,122	3,698	3,179	17,162	20,341	4,987	2000	(C)	76,246
5005/5010 Wateridge Vista Drive San Diego, California			7,106	15,816	4,974	9,334	18,562	27,896	5,278	1999	(C)	172,778
10421 Pacific Center Court San Diego, California		(4)	2,926	7,979	16,085	2,926	24,064	26,990	3,447	1998	(A)	79,871
10243 Genetic Center Drive San Diego, California		(6)	4,632	19,549	(31)	4,632	19,518	24,150	3,941	2001	(C)	102,875
10390 Pacific Center Court San Diego, California			3,267	5,779	7,501	3,267	13,280	16,547	1,872	2001	(C)	68,400
6055 Lusk Avenue San Diego, California		(5)	3,935	8,008	49	3,942	8,050	11,992	2,101	1997	(A)	93,000
6260 Sequence Drive San Diego, California		(5)	3,206	9,803	1,124	3,212	10,921	14,133	2,671	1997	(A)	130,536
6290 Sequence Drive San Diego, California		(5)	2,403	7,349	17	2,407	7,362	9,769	1,928	1997	(A)	90,000
6310 Sequence Drive San Diego, California		(4)	2,941	4,946	(7)	2,941	4,939	7,880	1,557	2000	(C)	62,415
6340/6350 Sequence Drive San Diego, California		(4)	7,375	22,126	2,511	7,386	24,626	32,012	7,458	1998	(A)	199,000
Pacific Corporate Center San Diego, California		(4)	14,979	39,634	(5,266)	12,052	37,295	49,347	11,532	1998	(A)	332,542
5717 Pacific Center San Diego, California			2,693	6,280	4,220	2,693	10,500	13,193	914	2001	(C)	67,995
4690 Executive Drive San Diego, California		(5)	1,623	7,926	1,747	1,623	9,673	11,296	2,446	1999	(A)	47,636
9455 Towne Center Drive San Diego, California		(5)		3,936	3,186	3,118	4,004	7,122	1,252	1998	(A)	45,195
9785/9791 Towne Center Drive San Diego, California		(5)	4,536	16,554	46	4,546	16,590	21,136	3,673	1999	(A)	126,000

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
Kilroy Airport Center–Sea-Tac Seattle, Washington					25,993	24,394		50,386	50,386	39,693	1977	(C)	532,430
5151-5155 Camino Ruiz Camarillo, California				4,501	19,710	4,352	4,501	24,062	28,563	6,945	1997	(A)	265,372
2829 Townsgate Road Thousand Oaks, California				5,248	8,001	2,806	5,248	10,807	16,055	3,549	1997	(A)	81,158

TOTAL OFFICE PROPERTIES		$344,122		$219,898	$1,018,843	$309,495	$235,354	$1,312,881	$1,548,235	$379,224			7,835,040

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$			$132	$867	$3,105	$132	$3,972	$4,104	$3,591	1954	(C)	192,053
1000 E. Ball Road Anaheim, California				838	1,984	1,240	838	3,224	4,062	2,782	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California				395	1,489	2,482	395	3,971	4,366	3,126	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California		35,500	(11)	2,098	4,158	300	2,098	4,458	6,556	1,296	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California		79,576	(12)	3,669	4,341	245	3,669	4,586	8,255	1,215	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California			(12)	3,335	3,727	230	3,335	3,957	7,292	1,052	1997	(A)	144,000
3250 E. Carpenter Avenue Anaheim, California			(11)			2,520		2,520	2,520	777	1998	(C)	41,225
3340 E. La Palma Avenue Anaheim, California			(11)	67	1,521	4,989	67	6,510	6,577	5,064	1966	(C)	153,320
5115 E. La Palma Avenue Anaheim, California			(12)	2,462	6,675	4,502	2,464	11,175	13,639	3,333	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California			(12)	1,728	3,555	940	1,728	4,495	6,223	1,227	1997	(A)	110,487
Anaheim Technology Center Anaheim, California			(12)	10,648	20,221	5,442	10,649	25,662	36,311	8,678	2000	(C)	597,147
La Palma Business Center Anaheim, California				2,838	5,285	3,667	2,838	8,952	11,790	2,493	1997	(A)	145,481
Brea Industrial Complex Brea, California			(11)	1,263	13,927	1,558	1,263	15,485	16,748	4,105	1997	(A)	277,456
Brea Industrial-Lambert Road Brea, California			(12)	3,326	7,020	1,906	3,326	8,926	12,252	3,244	2000	(C)	178,811
1675 MacArthur Costa Mesa, California			(12)	2,076	2,114	188	2,076	2,302	4,378	639	1997	(A)	50,842
25202 Towne Center Drive Foothill Ranch, California			(12)	3,334	8,243	4,701	4,949	11,329	16,278	4,768	1998	(C)	303,533
12400 Industry Street Garden Grove, California				943	2,110	44	943	2,154	3,097	608	1997	(A)	64,200
12681/12691 Pala Drive Garden Grove, California				471	2,115	2,886	471	5,001	5,472	4,669	1980	(A)	84,700
7421 Orangewood Avenue Garden Grove, California				612	3,967	1,731	612	5,698	6,310	1,553	1997	(A)	82,602
Garden Grove Industrial Complex Garden Grove, California				1,868	11,894	1,049	1,868	12,943	14,811	3,769	1997	(A)	275,971

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition(A)/ Construction(C)(1)		Net Rentable Square Feet
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	(dollars in thousands)
17150 Von Karman Irvine, California			4,848	7,342	(335)	4,848	7,007	11,855	1,989	1997	(A)	157,458
2055 S.E. Main Street Irvine, California			772	2,343	148	772	2,491	3,263	744	1997	(A)	47,583
1951 E. Carnegie Santa Ana, California		(11)	1,830	3,630	1,382	1,844	4,998	6,842	1,680	1997	(A)	100,000
2525 Pullman Santa Ana, California			4,283	3,276	1,760	4,283	5,036	9,319	896	2002	(A)	103,380
14831 Franklin Avenue Tustin, California			1,112	1,065	327	1,113	1,391	2,504	556	1997	(A)	36,256
2911 Dow Avenue Tustin, California			1,124	2,408	519	1,124	2,927	4,051	729	1998	(A)	51,410

TOTAL INDUSTRIAL PROPERTIES	$115,076		$56,072	$125,277	$47,526	$57,705	$171,170	$228,875	$64,583			3,869,969

TOTAL ALL PROPERTIES	$459,198		$275,970	$1,144,120	$357,021	$293,059	$1,484,051	$1,777,110	$443,807			11,705,009

(1)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(2)	These costs represent infrastructure costs incurred in 1989.

(3)	These properties secure a $21.8 million mortgage note.

(4)	These properties secure a $80.5 million mortgage note.

(5)	These properties secure a $75.1 million mortgage note.

(6)	These properties secure a $31.0 million mortgage note.

(7)	These properties secure a $78.4 million mortgage note.

(8)	These properties secure a $32.9 million mortgage note.

(9)	These properties secure $7.5 million of mortgage notes.

(10)	These properties secure a $17.0 million mortgage note.

(11)	These properties secure a $35.5 million mortgage note.

(12)	These properties secure $79.6 million of mortgage notes.

The aggregate gross cost of property included above for federal income tax purposes, approximated $1.8 billion as of December 31, 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2004 to December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Land, building and improvements, beginning of year	$1,816,946	$1,769,318	$1,606,780
Net additions during period—Acquisitions, improvements, etc. (net of dispositions)(1)	(39,836)	47,628	162,538

Land, building and improvements, end of year	1,777,110	1,816,946	1,769,318

Undeveloped land and construction in progress, beginning of year	137,025	93,912	129,016
Change in undeveloped land and construction in progress	126,626	43,113	(35,104)

Undeveloped land and construction in progress, end of year	263,651	137,025	93,912

Total investment in real estate, end of year	$2,040,761	$1,953,971	$1,863,230

(1)	Amount represents additions to land, building and improvements offset by transfers, dispositions and reclassifications of properties held for sale. During 2006, the Company removed one of its properties from service and transferred approximately $23 million into construction in progress. Additionally, the company disposed of or classified as held for sale properties with a book basis totaling approximately $41 million.

The following table reconciles the accumulated depreciation from January 1, 2004 to December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Beginning of year	$416,597	$372,656	$326,479
Net additions during the period	39,842	56,139	51,765
Dispositions of operating properties	(12,632)	(12,198)	(5,588)

End of year	$443,807	$416,597	$372,656

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2006—Allowance for uncollectible tenant receivables	$2,875	$518	$(112)	$3,281
Year ended December 31, 2005—Allowance for uncollectible tenant receivables	$5,919	$(1,967)	$(1,077)	$2,875
Year ended December 31, 2004—Allowance for uncollectible tenant receivables	$6,372	$(153)	$(300)	$5,919
Allowance for Unbilled Deferred Rent
Year ended December 31, 2006—Allowance for deferred rent	$7,920	$242	$(212)	$7,950
Year ended December 31, 2005—Allowance for deferred rent	$6,572	$1,316	$32	$7,920
Year ended December 31, 2004—Allowance for deferred rent	$5,667	$1,080	$(175)	$6,572

EXHIBIT INDEX

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (4)(5)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997 (1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (29)

4.13*†	Amendment to Kilroy Realty 2006 Incentive Award Plan

4.14†	Form of Restricted Stock Award Agreement (30)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (13)

10.3	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

Exhibit Number	Description

10.4	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.5	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.6†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.7	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.8	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.9	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.11

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (15)

10.12	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.13	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.14	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.15	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.16	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.17	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (15)

10.18	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates an the City of Long Beach (15)

10.19	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (14)

10.20	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.21	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.22	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (14)

10.23	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (14)

10.24	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

Exhibit Number	Description

10.25	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.26	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (16)

10.27	Form of Environmental Indemnity Agreement (16)

10.28	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (17)

10.29	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (17)

10.30†	Employment Agreement between the Registrant and John B. Kilroy, Jr. (17)

10.31†	Amended and Restated Employment Agreement between the Registrant and Richard E. Moran Jr. (17)

10.32†	Employment Agreement between the Registrant and Jeffrey C. Hawken (18)

10.33†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.34†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.35	License Agreement by and among the Registrant and the other persons named therein (17)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (18)

10.37	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.38	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (19)

10.39	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (20)

10.40	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

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

10.43	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.44	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.45	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (19)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.47	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (21)

Exhibit Number	Description

10.48	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (21)

10.49	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

10.50	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (21)

10.51	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (21)

10.52	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (21)

10.53	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (21)

10.54	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (21)

10.55	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (21)

10.56	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (22)

10.57

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California and Viking Investors of Southern California II (23)

10.58	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.59†	Employment Agreement between the Registrant and Tyler H. Rose (25)

10.60	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million Payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.61	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.62	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.63	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

10.64	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006 (28)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A (No. 001-12675) as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(28)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(29)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(30)	Previously filed as an exhibit on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.