Form 10-Q
period 2007-03-31
KILROY REALTY CORP
filed 2007-04-27
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 25, 2007, 32,698,554 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2007

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
REAL ESTATE ASSETS (Notes 2, 3):
Land and improvements	$293,059	$293,059
Buildings and improvements	1,494,184	1,484,051
Undeveloped land and construction in progress	378,112	263,651

Total real estate held for investment	2,165,355	2,040,761
Accumulated depreciation and amortization	(457,982)	(443,807)

Total real estate held for investment, net	1,707,373	1,596,954
Properties held for sale, net		4,512

Total real estate assets, net	1,707,373	1,601,466
CASH AND CASH EQUIVALENTS	5,167	11,948
RESTRICTED CASH		494
FUNDS HELD AT QUALIFIED INTERMEDIARY FOR SECTION 1031 EXCHANGE		43,794
CURRENT RECEIVABLES, NET	7,096	5,890
DEFERRED RENT RECEIVABLES, NET	62,201	61,929
NOTE RECEIVABLE	11,065	11,096
DEFERRED LEASING COSTS AND ACQUISITION RELATED INTANGIBLES, NET	48,598	49,019
DEFERRED FINANCING COSTS, NET	5,545	5,100
PREPAID EXPENSES AND OTHER ASSETS, NET	7,670	8,616

TOTAL ASSETS	$1,854,715	$1,799,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 4)	$455,230	$459,198
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 4)	331,000	276,000
Accounts payable, accrued expenses and other liabilities	90,525	67,729
Accrued distributions (Note 14)	20,605	19,610
Deferred revenue and acquisition related liabilities	29,923	25,353
Rents received in advance and tenant security deposits	19,256	19,900

Total liabilities	1,090,539	1,011,790

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	36,812	39,628

Total minority interests	110,450	113,266

STOCKHOLDERS’ EQUITY (Note 7):
Preferred Stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred Stock, $0.1 par value, 1,500,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,698,554 and 32,398,881 shares issued and outstanding, respectively	327	324
Additional paid-in capital	652,580	671,484
Distributions in excess of earnings	(120,763)	(119,094)

Total stockholders’ equity	653,726	674,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,854,715	$1,799,352

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Rental income	$56,315	$55,600
Tenant reimbursements	6,558	5,486
Other property income (Note 9)	1,106	937

Total revenues	63,979	62,023

EXPENSES:
Property expenses	10,858	10,003
Real estate taxes	4,739	4,732
Provision for bad debts	(172)	512
Ground leases	516	519
General and administrative expenses	9,048	4,934
Interest expense	9,656	11,971
Depreciation and amortization	17,237	17,379

Total expenses	51,882	50,050

OTHER INCOME AND EXPENSE:
Interest income	619	252
Net settlement receipts on interest rate swaps		194
Loss on derivative instruments		(76)

Total other income	619	370

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,716	12,343

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(1,397)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(578)	(804)

Total minority interests	(1,975)	(2,201)

INCOME FROM CONTINUING OPERATIONS	10,741	10,142

DISCONTINUED OPERATIONS (Note 11):
Revenues from discontinued operations	98	1,456
Expenses from discontinued operations	(20)	(721)
Net gain on dispositions of discontinued operations	8,626	5,655
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(565)	(601)

Total income from discontinued operations	8,139	5,789

NET INCOME	18,880	15,931

PREFERRED DIVIDENDS	(2,402)	(2,402)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$16,478	$13,529

Income from continuing operations per common share—basic (Note 13)	$0.26	$0.26

Income from continuing operations per common share—diluted (Note 13)	$0.26	$0.26

Net income per common share—basic (Note 13)	$0.51	$0.46

Net income per common share—diluted (Note 13)	$0.51	$0.46

Weighted average shares outstanding—basic (Note 13)	32,348,690	29,440,090

Weighted average shares outstanding—diluted (Note 13)	32,484,954	29,607,666

Dividends declared per common share	$0.555	$0.530

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2006	$121,582	32,398,881	$324	$671,484	$(119,094)	$674,296
Net income					18,880	18,880
Issuance of nonvested shares of common stock (Note 7)		260,433	2	2,968		2,970
Non-cash amortization of nonvested stock grants				3,049		3,049
Exchange of common units of the Operating Partnership (Note 6)		70,755	1	1,836		1,837
Repurchase of common stock (Note 7)		(31,515)		(2,631)		(2,631)
Accrued cost for capped call options on common stock (Note 5)				(25,000)		(25,000)
Adjustment for minority interest (Note 1)				874		874
Preferred dividends					(2,402)	(2,402)
Dividends declared per common share ($0.555 per share)					(18,147)	(18,147)

BALANCE AT MARCH 31, 2007	$121,582	32,698,554	$327	$652,580	$(120,763)	$653,726

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,880	$15,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	17,026	17,508
Provision for uncollectible tenant receivables	(172)	271
Provision for uncollectible deferred rent receivables		257
Distributions on Cumulative Redeemable Preferred units	1,397	1,397
Minority interests in earnings of Operating Partnership	1,143	1,405
Depreciation of furniture, fixtures and equipment	211	199
Non-cash amortization of nonvested stock	3,474	814
Non-cash amortization of deferred financing costs	352	326
Amortization of above/below market rents, net	(316)	(308)
Net gain on dispositions of operating properties	(8,626)	(5,655)
Non-cash amortization of deferred revenue for reimbursement of tenant improvements	(641)	(566)
Loss on derivative instruments		76
Net settlement receipts on interest rate swaps		(194)
Other	(13)	(11)
Changes in assets and liabilities:
Current receivables	(1,034)	(908)
Deferred rent receivables	(1,012)	(3,007)
Deferred leasing costs and acquisition related intangibles	(694)	(319)
Prepaid expenses and other assets	(2,031)	(2,559)
Accounts payable, accrued expenses and other liabilities	(312)	(73,649)
Rents received in advance, tenant security deposits	1,464	2,998
Deferred revenue and acquisition related liabilities	5,566	1,428

Net cash provided by (used in) operating activities	34,662	(44,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(12,674)	(7,804)
Expenditures for development, redevelopment projects and undeveloped land	(47,683)	(19,878)
Acquisition of redevelopment property and undeveloped land (Note 2)	(68,970)
Proceeds received from 1031 exchange completion (Note 2)	43,794
Net proceeds received from dispositions of operating properties (Note 3)	14,473	15,563
Decrease in escrow deposits	3,000
Decrease in restricted cash	494	54
Net cash settlement receipts on interest rate swaps		186
Collections of principal on the note receivable	31	29

Net cash used in investing activities	(67,535)	(11,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on unsecured line of credit	55,000	92,500
Principal payments on secured debt	(3,968)	(5,204)
Repurchase of common stock (Note 7)	(2,631)	(2,891)
Financing costs	(110)	(30)
Dividends and distributions paid to common stockholders and common unitholders	(18,400)	(16,647)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,799)	(3,798)

Net cash provided by financing activities	26,092	63,930

Net (decrease) increase in cash and cash equivalents	(6,781)	7,514
Cash and cash equivalents, beginning of period	11,948	3,881

Cash and cash equivalents, end of period	$5,167	$11,395

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $4,597 and $1,994 at March 31, 2007 and 2006, respectively	$11,353	$13,611

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$19,395	$17,323

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Accrued cost for capped call options on common stock (Note 5)	$25,000	—

Accrued costs for issuance of 3.25% Exchangeable Senior Notes (Note 5)	$810	—

Accrual for expenditures for operating properties, development and redevelopment projects	$23,241	$6,902

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$1,837	$21,504

Issuance of nonvested shares of common stock (Note 7)	$22,990	$5,773

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2007 and 2006

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of March 31, 2007, the Company’s stabilized portfolio of operating properties consisted of 84 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.8 million and 3.9 million rentable square feet, respectively, and was 94.0% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and Industrial Properties and excludes development and redevelopment properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of March 31, 2007, the Company did not have any properties in the lease-up phase. As of March 31, 2007, the Company had five development projects comprised of eight buildings under construction, which when completed are expected to encompass an aggregate of approximately 1,128,000 rentable square feet. These development projects are all located in San Diego County. As of March 31, 2007, the Company had two redevelopment properties consisting of three buildings under construction, which encompass an aggregate of approximately 212,000 rentable square feet. One of the redevelopment properties is located in San Diego County and the other is located in Los Angeles County.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 93.5% general partnership interest in the Operating Partnership as of March 31, 2007. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest in the Finance Partnership. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company also consolidates all variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company had no VIEs at March 31, 2007 or December 31, 2006.

Net income after preferred distributions and preferred dividends is allocated to the common limited partners of the Operating Partnership (“Minority Interest of the Operating Partnership”) based on their ownership

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting for and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 12, “Uncertain Tax Positions,” for further information on the Company’s adoption of FIN 48.

In October 2006, the FASB issued FASB Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FASB Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of Statement of Financial Accounting Standards 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial position, results of operations and cash flows, but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

2.    Acquisitions

Acquisition of Properties

During the three months ended March 31, 2007, the Company acquired the following property. The property is currently being redeveloped and is included in construction in progress on the balance sheet as of March 31, 2007:

Location	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)

Sabre Springs Corporate Center San Diego, CA(1)	Office	January	2	104,500	$24.7

(1)	Acquisition also includes approximately 5.6 acres of undeveloped land.

Acquisitions of Undeveloped Land

During the three months ended March 31, 2007, the Company acquired the following parcels of undeveloped land:

Project Name / Location	Location	Month of Acquisition	Gross Acreage	Purchase Price (in millions)

Santa Fe Summit Phase III San Diego, CA	56 Corridor	January	10.5	$28.0
Carlsbad Oaks Carlsbad, CA	Carlsbad	February	32.0	$15.8

Total			42.5	$43.8

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of the acquired properties was purchased from an unaffiliated third party and was funded with borrowings under the Company’s Credit Facility (defined in Note 4) and/or funds held at the qualified intermediary for Section 1031 exchange.

3.    Disposition

During the three months ended March 31, 2007, the Company sold the following properties, which were classified as held for sale as of December 31, 2006, to an unaffiliated third party:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price(1) (in millions)

181 and 185 S. Douglas Street El Segundo, CA	Office	January	2	61,545
2270 El Segundo Boulevard El Segundo, CA	Industrial	January	1	6,362

Total			3	67,907	$14.8

(1)	The Company sold these properties in a portfolio transaction in January 2007. The sales price shown represents the sales price for the entire transaction.

For the three months ended March 31, 2007, the Company recorded a net gain of approximately $8.6 million in connection with the disposition noted above. The income and the net gain on disposition of these properties have been included in discontinued operations for the three months ended March 31, 2007 and 2006 (see Note 11).

4.    Unsecured and Secured Debt

Unsecured Line of Credit and Secured Debt

As of March 31, 2007 the Company had borrowings of $331 million outstanding under its unsecured line of credit (the “Credit Facility”) and availability of approximately $219 million. The Credit Facility typically bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon the Company’s leverage ratio at the time of borrowing. However at March 31, 2007, the interest rate on approximately $243 million, or 73% of the outstanding Credit Facility borrowings, was priced on a short-term basis given the expected closing of the Company’s 3.25% Exchangeable Senior Notes offering in early April 2007 (see Note 5 for a complete discussion of the 3.25% Exchangeable Senior Notes). In accordance with the Credit Facility terms, the interest rate for this $243 million of borrowings at March 31, 2007 was set at the prime rate of 8.25%. The remaining $88 million of the outstanding Credit Facility borrowings was priced at LIBOR plus 0.85% (6.17% at March 31, 2007). As a result, the effective interest rate on the Credit Facility at March 31, 2007 was 7.73%.

The Credit Facility matures in April 2010, with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

In April 2007, the Operating Partnership issued $460 million in aggregate principal amount of 3.25% Exchangeable Senior Notes due 2012 (see Note 5 for a complete discussion of the 3.25% Exchangeable Senior Notes). In April 2007, the Operating Partnership used $397.5 million of the $421 million net proceeds received from the 3.25% Exchangeable Senior Notes to pay down the $331 million balance of the Credit Facility, to pay

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

down one fixed rate secured loan of $35.5 million contractually scheduled to mature in July 2008, and to repay one variable rate secured loan of $31 million that was originally scheduled to mature in January 2009. The $35.5 million loan that was paid down was also amended into a $35.5 million secured line of credit with an expiration date of April 2010. In April 2007, the Company drew down the entire balance of the $35.5 million secured line of credit to fund its development program.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at March 31, 2007.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan fee amortization from continuing operations net of capitalized interest and loan fees for the three months ended March 31, 2007 and 2006. The interest and loan fees are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Gross interest expense and loan fee amortization	$14,413	$14,032
Less: capitalized interest and loan fee amortization	(4,757)	(2,061)

Net interest expense	$9,656	$11,971

5.    Exchangeable Senior Notes

On April 2, 2007, the Operating Partnership issued $400 million in aggregate principal amount of 3.25% Exchangeable Senior Notes due 2012 (the “Exchangeable Notes”), and on April 11, 2007, the Operating Partnership issued an additional $60 million of 3.25% Exchangeable Senior Notes due 2012 (the “Additional Notes,” and together with the Exchangeable Notes, the “Notes”) in connection with the exercise by the initial purchasers of their over-allotment option. The Notes were issued at par, pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2007, and mature on April 15, 2012.

The Notes can be exchanged for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter beginning after June 30, 2007 if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of Company common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price of the Notes was less than 98% of the product of the closing sale price per share of Company common stock multiplied by the applicable exchange rate, (iii) if the Notes have been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Notes have an initial exchange rate of approximately 11.3580 common shares per $1,000 principal amount of the Notes, representing an exchange price of approximately $88.04 per common share and a conversion premium of approximately 20.0% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007. The initial exchange rate is subject to adjustment under certain circumstances including increases in our common dividends. Upon exchange, the holders of the Notes would receive (i) cash up to the principal amount of the Notes and (ii) to the extent the exchange value exceeds the principal amount of the Notes, shares of our common stock. At any time prior to November 15, 2011, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Notes, to settle all of the future exchange obligations of the Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period.

The Notes are unsecured obligations which rank equally with all other unsecured indebtedness and are effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the collateral securing such indebtedness) and to all liabilities. The terms of the Notes are governed by an indenture, dated as of April 2, 2007, by and among the Operating Partnership, as issuer, the Company, as guarantor and U.S. Bank National Association, as trustee. The indenture does not contain any financial or operating covenants.

On March 27, 2007, in connection with the offering of the Exchangeable Notes, the Operating Partnership also entered into capped call option transactions with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers Inc. On April 4, 2007, in connection with the offering of the Additional Notes, the Operating Partnership also entered into amendments to the capped call option transactions originally entered into on March 27, 2007. The capped call option transactions, as amended, are separate transactions entered into by the Company with the relevant financial institutions, and are not part of the terms of the Notes, and will not affect the holders’ rights under the Notes. Holders of the Notes will not have any rights with respect to the capped call option transactions. The capped call option transactions, as amended, will cover, subject to customary anti-dilution adjustments, 5,224,708 shares of the Company’s common stock at a strike price of $88.04, which corresponds to the initial exchange price of the Notes. The economic impact of these capped call option transactions is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.04 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share.

The capped call option transactions are expected to generally reduce the potential dilution upon exchange of the Notes in the event the market value per share of the Company’s common stock, as measured under the terms of the call option transactions on the relevant settlement date, is greater than the strike price of the call option transaction. If, however, the market value per share of the Company’s common stock exceeds $102.72 per common share then the dilution mitigation under the capped call option transactions will be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72.

The cost of the March 27, 2007 capped call option transaction was approximately $25 million and was accrued at March 31, 2007 as a reduction of additional paid in capital in shareholders equity on the Company’s consolidated balance sheet. The cost of the April 4, 2007 capped call option transaction amendment was approximately $4 million and will be recorded as a reduction of additional paid in capital in shareholders equity on the Company’s consolidated balance sheet in the second quarter of 2007. The capped call options will terminate upon the earlier of the maturity date of the related Notes or the first day all the related notes are no longer outstanding due to exchange.

A portion of the net proceeds from the issuance of the Notes was used to pay down the Credit Facility balance and other secured debt (see Note 4 for further information).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned a 93.5%, 93.3% and 91.1% common general partnership interest in the Operating Partnership as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. The remaining 6.5%, 6.7% and 8.9% common limited partnership interest as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

The decrease in the common limited partnership interests was primarily due to the number of common limited partnership units of the Operating Partnership that were redeemed for shares of the Company’s common stock since March 31, 2006 and the issuance of two million shares of the Company’s common stock in May 2006. From March 31, 2006 to March 31, 2007, 644,674 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis, which included 70,755 common limited partnership units redeemed for shares of the Company’s common stock on a one-for-one basis during the three months ended March 31, 2007. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

7.    Stockholders’ Equity and Employee Share-Based Incentive Plans

Share-Based Incentive Plan

The Company establishes incentive award plans for the purpose of attracting and retaining officers, key employees and non-employee board members. The Company’s Board of Directors adopted the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (“nonvested shares”), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the 2006 Plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. At March 31, 2007, there were 1,274,567 shares available to be granted under the 2006 Plan.

The Executive Compensation Committee, comprised entirely of independent directors, historically has granted nonvested shares of common stock to employees and non-employee board members on an annual basis under different programs. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or not and are not returnable to the Company if the underlying shares ultimately do not vest.

Total compensation cost that has been expensed for all share-based compensation programs was $3.5 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. Share-based compensation cost capitalized as part of real estate assets was $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Officer Share-Based Compensation Programs

In February 2007, the Executive Compensation Committee awarded to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”) the following nonvested shares: 165,730 nonvested shares of common stock under 2006 Annual Incentive Award Program and 38,629 nonvested shares of common stock under the 2006 Annual Long-Term Incentive Program. The total compensation cost to be recorded over the requisite service periods for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. Of the 165,730 shares awarded under the Annual Incentive Award Program, 65,464 vest on December 31, 2007, 50,133 vest on December 31, 2008, and 50,133 vest on December 31, 2009. Of the 38,629 shares awarded under the Annual Long-Term Incentive Program, 19,315 vest on December 31, 2007 and 19,314 vest on December 31, 2008. For the three months ended March 31, 2007, the Company recognized approximately $2.4 million of compensation costs for these programs.

In February 2007, the Executive Compensation Committee approved the 2007 Annual Long-Term Incentive Program, that will allow for the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures are achieved. Individual awards under this program will be made under the 2006 Plan, and it is anticipated that such awards will be paid in nonvested shares, or if available, and at the employee’s option, in long-term incentive program partnership units of the Operating Partnership (“LTIP Units”) that, subject to vesting and other conditions, may become exchangeable on a one-for-one basis for shares of the Company’s common stock or cash, at the election of the Company. The Company anticipates that any nonvested shares or LTIP units earned for this program will be issued during the first quarter of 2008. The Company recognizes compensation cost for this program over the requisite service period which began in February 2007 upon authorization of the program and will end at the completion of the respective service vesting periods. Compensation cost is recorded using the accelerated expense attribution method over the requisite service period. During the program performance period, the Company estimates the total value of the potential future award based on management’s estimate of the probable achievement of the pre-established target levels for specific corporate performance measures for the year ending December 31, 2007 and then records the associated compensation cost for the period based on the portion of the requisite service period that has elapsed through the end of the reporting period. Individual awards earned under the 2007 Annual Long-Term Incentive Program will vest 50% on December 31, 2008 and 50% on December 31, 2009. Vesting is based on continued employment through the applicable vesting dates. For the three months ended March 31, 2007, the Company recognized approximately $0.4 million of compensation expense for this program.

In February 2007, the Executive Compensation Committee approved the 2007 Long-Term Targeted Performance Incentive Program, which is comprised of two separate programs: the Development Performance Program (the “DPP”) and the Total Annual Shareholder Return Program (The “TASRP”). Performance is measured independently for each of these programs. With respect to the DPP, the incentive award to be earned will be based on the achievement of certain specified development completion and leasing targets. Performance is measured independently for the development completion and development leasing targets. If the development completion and leasing targets are individually not achieved, no award will be earned under that component of the DPP. Individual awards earned under the DPP will be made under the 2006 Plan and will be paid in shares of vested and unrestricted common stock of the Company or, if available, and at the employee’s option, LTIP Units, as there is no additional service vesting period under this program. During the performance period, the Company will record compensation expense for the DPP at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved, and then recording compensation expense based upon the applicable portion of the estimated performance period that has elapsed through the end of the period. As a result, there may be volatility in the Company’s recorded compensation expense for the DPP based on changes in the likelihood of the specified targets being achieved and/or based on changes in the timeframe in which the targets may be achieved.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incentive award to be earned for the TASRP will be based on absolute total shareholder return and relative total shareholder return targets for the year ended December 31, 2007. Performance is measured independently for the absolute and relative total shareholder return targets. If the absolute and relative shareholder return targets are individually not achieved, no award will be earned under that component of the TASRP. Individual awards earned under the TASRP will be made under the 2006 Plan, and such awards will be paid in nonvested shares or, if available, and at the employee’s option, in LTIP Units. The Company anticipates that any nonvested shares or LTIP Units earned will be issued during the first quarter of 2008. During the performance period, the Company will record compensation expense for the TASRP based on the fair value of the TASRP at the end of each period. As a result, there may be volatility to the Company’s recorded compensation expense for the TASRP during the performance period due to volatility in the Company’s common stock and the related impact on the fair value calculation at the end of each reporting period. After the performance period, if the specific targets are achieved, the remaining compensation expense will be recorded over the service vesting period using the accelerated expense attribution method. Individual awards earned under the TASRP will vest 50% on December 31, 2008 and 50% on December 31, 2009 based on continued employment through the applicable vesting date.

For the three months ended March 31, 2007, the Company recognized approximately $0.2 million of estimated compensation expense for the DPP and the TASRP.

Key Employee Share-Based Compensation Program

In February 2007, the Executive Compensation Committee granted an aggregate of 56,074 nonvested shares of common stock to certain key employees for the 2006 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. These shares vest in equal annual installments over a five-year period. The Company recognizes compensation cost for these awards over the service vesting periods, which represent the requisite service periods, using the straight-line attribution expense method. For the three months ended March 31, 2007, the Company recognized approximately $0.2 million of compensation costs for these awards.

Non-employee Board Member Share-Based Compensation Program

Effective January 1, 2007, each non-employee director will receive an annual grant authorized under the 2006 Plan of nonvested shares of common stock valued at $100,000 that will vest in equal annual installments over two years. This represents a change to the previous board member compensation structure, under which non-employee board members received nonvested shares of common stock valued at $20,000 annually. The Company will recognize compensation expense for these awards over the service vesting periods, which represent the requisite service periods, using the straight-line attribution expense method. The Company recognized no expense for the 2007 awards during the three months ended March 31, 2007 because the awards had not been granted as of March 31, 2007. The awards are expected to be granted in May 2007.

Nonvested Share Summary

A summary of the Company’s nonvested shares as of January 1, 2007 and changes during the three months ended March 31, 2007 is presented below. All nonvested shares are subject only to service vesting conditions:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	146,952	$56.49
Granted	260,433	$88.28
Vested	(78,829)	$53.38
Forfeited	—	—

Nonvested at March 31, 2007	328,556	$82.43

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, there was $20.3 million of total unrecognized compensation cost related to nonvested shares granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years. The $20.3 million of unrecognized compensation cost does not reflect the potential future compensation cost related to the share-based incentive compensation programs approved in February 2007 for the Executive Officers since any nonvested shares earned under these programs will not be granted until 2008. The compensation cost that will be recorded in future periods related to any nonvested shares granted under these programs will be based on the Company’s ultimate achievement of the pre-established target levels for specific corporate performance measures outlined in each of the programs. During the three months ended March 31, 2007, 260,433 nonvested shares were granted at a weighted-average grant-date fair value of $88.28 per share. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $6.6 million and $6.5 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the date of vesting.

During the three months ended March 31, 2007, the Company accepted the return, at the then-applicable current per share quoted market price on the NYSE, of 31,515 shares of its common stock in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. These shares are included in the vested shares line item in the table above.

Stock Options Summary

A summary of the Company’s stock options as of January 1, 2007 and changes during the three months ended March 31, 2007 is presented below. The Company has not issued stock options since 2002, and all stock options were fully vested as of December 31, 2005.

The Company’s stock option activity for the three months ended March 31, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	47,000	$24.33
Granted	—
Exercised	—	—
Cancelled	(20,000)	23.00

Outstanding at March 31, 2007	27,000	$25.32

The outstanding options had a weighted average remaining contractual life of 3.9 years. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

8.    Commitments and Contingencies

Other Contingencies—In October 2005, one of the Company’s Industrial Properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million of reimbursements from the Company’s insurance carrier and accrued an additional $0.2 million receivable from the insurance carrier since the Company expected to be fully reimbursed for this loss. In December 2006, the Company received a progress payment of approximately $0.8 million from the insurance carrier. Approximately $0.5 million, representing the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of the proceeds that exceed the carrying value of the damaged components, has been deferred since the final settlement has not been reached and contingencies still existed as of March 31, 2007. The Company expects to record this amount as a gain when the final insurance settlement is received from the insurance carrier and all contingencies have been resolved in accordance with FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets. The Company currently anticipates the contingencies may be resolved in the second quarter of 2007.

9.    Other Property Income

In January 2007, the Company recognized $1.1 million of other property income resulting from the early lease termination of a lease at an office property in San Diego, California, which encompassed approximately 40,200 rentable square feet. The lease was scheduled to expire in April 2007.

10.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which the Company’s chief operating decision-makers internally evaluate operating performance and financial results: Office Properties and Industrial Properties. The Company also has certain corporate-level activities including legal, accounting, finance, and management information systems which are not considered separate operating segments.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Office Properties:
Operating revenues(1)	$56,324	$53,510
Property and related expenses	14,653	14,387

Net operating income, as defined	41,671	39,123

Industrial Properties:
Operating revenues(1)	7,655	8,513
Property and related expenses	1,288	1,379

Net operating income, as defined	6,367	7,134

Total Reportable Segments:
Operating revenues(1)	63,979	62,023
Property and related expenses	15,941	15,766

Net operating income, as defined	48,038	46,257

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	48,038	46,257
Unallocated other income:
Total other income	619	370
Other unallocated expenses:
General and administrative expenses	9,048	4,934
Interest expense	9,656	11,971
Depreciation and amortization	17,237	17,379

Income from continuing operations before minority interests	12,716	12,343
Minority interests attributable to continuing operations	(1,975)	(2,201)
Income from discontinued operations	8,139	5,789

Net income	18,880	15,931
Preferred dividends	(2,402)	(2,402)

Net income available for common stockholders	$16,478	$13,529

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2007 and 2006 and includes the results of operations for the respective periods that the Company owned such assets (See Note 3):

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES:
Rental income	$95	$1,319
Tenant reimbursements	3	137
Other property income

Total revenues	98	1,456

EXPENSES:
Property expenses	15	177
Real estate taxes	5	109
Provision for bad debts		17
Interest expense(1)		90
Depreciation and amortization		328

Total expenses	20	721

Income from discontinued operations before net gain and minority interest	78	735
Net gain on dispositions of discontinued operations	8,626	5,655
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(565)	(601)

Total income from discontinued operations	$8,139	$5,789

(1)	In connection with the disposition of the building sold in 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations.

12.    Uncertain Tax Positions

The Company adopted FIN 48 effective January 1, 2007. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions.

Since the Company’s initial public offering in 1997, the Company has qualified and intends to continue to qualify as a REIT under federal income tax law. As a result of its REIT status, the Company is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual taxable income, which results in the Company’s taxable income being passed through to its stockholders. Since this dividends paid deduction has historically far exceeded the Company’s taxable income, the Company has historically had significant return of capital to its stockholders. In order for the Company to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluated the potential impact of identified uncertain tax positions and concluded that its return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the quarter ended March 31, 2007. The adoption of FIN 48 therefore had no impact to the Company’s consolidated financial statements.

13.    Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands except share and per share amounts)
Numerator:
Income from continuing operations	$10,741	$10,142
Preferred dividends	(2,402)	(2,402)

Income from continuing operations available for common stockholders	8,339	7,740
Discontinued operations	8,139	5,789

Net income available for common stockholders—numerator for basic and diluted earnings per share	$16,478	$13,529

Denominator:
Basic weighted average shares outstanding	32,348,690	29,440,090
Effect of dilutive securities—stock options and nonvested shares	136,264	167,576

Diluted weighted average shares and common share equivalents outstanding	32,484,954	29,607,666

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.26	$0.26
Discontinued operations	0.25	0.20

Net income available for common stockholders	$0.51	$0.46

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.26	$0.26
Discontinued operations	0.25	0.20

Net income available for common stockholders	$0.51	$0.46

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2007, there were 56,074 nonvested shares excluded from the computation of diluted earnings per share because they were antidilutive. At March 31, 2006, Company employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

14.    Subsequent Events

On April 18, 2007, aggregate dividends and distributions of $19.4 million were made to common stockholders and common unitholders of record on March 30, 2007.

In April 2007, the Operating Partnership issued $460 million in aggregate principal amount of Notes (see Note 5 for further information). A portion of the net proceeds from the issuance of the Notes were used to pay down the Credit Facility balance and other secured debt (see Note 4 for further information).

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials and labor resulting from the effects of increased worldwide demand, future interest rate levels, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust, or REIT. We own our interests in all of our properties through Kilroy Realty, L.P., or the Operating Partnership, and Kilroy Realty Finance Partnership, L.P., or the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 93.5%, 93.3%, and 91.1% general partnership interest in the Operating Partnership as of March 31, 2007, December 31, 2006, and March 31, 2006 respectively. We conduct substantially all of our development activities through Kilroy Services, LLC, a wholly-owned subsidiary of the Operating Partnership.

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

Rental rates.    The increase in rental rates, for leases that commenced during the three months ended March 31, 2007, was 15.2% on a cash basis and 36.3% on a GAAP basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that at March 31, 2007, the average cash rental rates for our Properties were approximately 5% to 10% below the current average quoted market rates, although individual Properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 699,100 square feet, or 6.0%, of currently available space in our stabilized portfolio, leases representing approximately 6.4% and 13.5% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2007 and in 2008, respectively. The leases scheduled to expire during the remainder of 2007 and the leases scheduled to expire in 2008 represent approximately 1.1 million square feet of office space, or 10.1%, of our total annualized base rent, and 1.0 million square feet of industrial space, or 3.5%, of our total annualized base rent, respectively. We believe that the average cash rental rates for leases scheduled to expire during the remainder of 2007 and in 2008 are approximately 10% to 15% and 5% to 10%, respectively, below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in 2007, based on third-party reports of positive net absorption and decreased levels of direct vacancy. Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 93.4% occupied at March 31, 2007, compared to 92.8% occupied at December 31, 2006. Included in the Company’s Los Angeles office portfolio is a two-building office complex in El Segundo, encompassing approximately 369,500 rentable square feet, which was 76% occupied as of March 31, 2007. As of the date of this report, we had executed leases or letters of intent for approximately 87% of the total project rentable square feet. As of March 31, 2007, leases representing an aggregate of approximately 55,800 and 164,700 rentable square feet are scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 7.8% of the total occupied rentable square feet in this portfolio at March 31, 2007.

San Diego County.    San Diego County remains one of the strongest submarkets in Southern California based on third-party reports of positive absorption, increased rental rates and continued tenant demand. We continue to expand our presence in this market by aggressively seeking and obtaining development opportunities in the region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Our San Diego stabilized office portfolio was 98.2% occupied at March 31, 2007, compared to 98.6% occupied at December 31, 2006. As of March 31, 2007, leases representing an aggregate of approximately 466,500 and 256,100 rentable square feet are scheduled to expire in 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2007 and in 2008 represents approximately 19.5% of the total occupied rentable square feet in this region at March 31, 2007.

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, and (iv) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies. Any of these factors may affect San Diego County’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material effects arising from this situation.

Orange County.    As of March 31, 2007, our Orange County stabilized industrial portfolio was 90.5% occupied with approximately 349,000 vacant rentable square feet as compared to 95.6% occupied with approximately 163,500 vacant rentable square feet as of December 31, 2006. The decrease in occupancy is primarily due to two buildings, totaling approximately 191,600 rentable square feet, that were leased to single tenants which expired during the first quarter of 2007. The Company is currently in active discussions with prospective tenants for both of the buildings. Also included in the Company’s Orange County industrial portfolio is one vacant building encompassing approximately 157,500 rentable square feet. The Company is in the process of re-entitling this property for residential use and, if successful, will evaluate the strategic options for the property, including the potential disposition of the asset. As of March 31, 2007, leases representing an aggregate of approximately 123,400 and 922,700 rentable square feet were scheduled to expire in 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2007 and in 2008 represents approximately 29.6% of the total occupied rentable square feet in this region at March 31, 2007 and 3.5% of the Company’s annual base rent.

Sublease space.    Of our leased space at March 31, 2007, approximately 513,000 rentable square feet, or 4.4%, of the square footage in our stabilized portfolio, was available for sublease, which is comparable to the square footage available for sublease at December 31, 2006. Of the 4.4% of available sublease space in our stabilized portfolio at March 31, 2007, approximately 1.0% was vacant space and the remaining 3.4% was still occupied by the tenant. Approximately 45%, 39% and 16% of the available sublease space as of March 31, 2007 is located in the San Diego, Orange County and Los Angeles submarkets, respectively. Of the approximately 513,000 rentable square feet available for sublease at March 31, 2007, there are no scheduled lease expirations in 2007, and approximately 42,500 rentable square feet, representing four leases, are scheduled to expire in 2008.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of March 31, 2007, our largest tenant, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet under four separate leases, representing 4.0% of total annualized base rental revenues at March 31, 2007. Boeing has one lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, which was extended during the third quarter of 2006 for an additional three-year period and is scheduled to expire in July 2010. Boeing has another lease in Seattle, Washington, encompassing 211,000 rentable square feet, which was extended during the fourth quarter of 2006 for an additional three-year period and is scheduled to expire in December 2010. The remaining two leases for approximately 113,000 and 66,000 rentable square feet are scheduled to expire in March 2009 and October 2010, respectively.

Intuit Inc.    As of March 31, 2007, Intuit Inc. (“Intuit”), currently our fourth largest office tenant, leased an aggregate of approximately 302,500 rentable square feet of office space under four separate leases, representing approximately 2.8% of our total annualized base rental revenues at March 31, 2007. We are currently developing approximately 465,600 rentable square feet of additional office space, comprising the entirety of a four-building office complex, in the 56 Corridor submarket in San Diego County that has been pre-leased to Intuit under a ten-year lease agreement. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Upon commencement of the term of this new lease, which is anticipated to occur in stages during the third quarter of 2007, Intuit is projected to become our largest tenant based on its percentage of our total annualized base rental revenues.

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,200 rentable square feet, of which approximately 141,200 rentable square feet is scheduled to expire in August 2007 and the remaining 71,000 rentable square feet is scheduled to expire in August 2009. The remaining three leases encompass an aggregate of approximately 90,200 rentable square feet. All three of these leases are scheduled to expire in July 2014.

Development and redevelopment programs.    We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We have continued to aggressively seek and obtain development opportunities throughout Southern California and specifically in our core markets, such as the San Diego County region, as it remains one of the strongest markets in Southern California. We have made significant progress in expanding our development program through targeted acquisitions of properties and undeveloped land and new lease transactions.

In the first quarter of 2007, we acquired two parcels of undeveloped land encompassing approximately 42.5 gross acres in two separate transactions. These parcels are located in San Diego County in the 56 Corridor and Carlsbad submarkets (see Note 2 to our consolidated financial statements for additional information regarding these acquisitions). These strategic acquisitions increase the total gross site acreage of our future development pipeline to 97.9 acres, with which we believe we will have the potential to develop over two million rentable square feet of office space at a total investment of between $700 million and $1 billion over the next three to five years.

As of March 31, 2007, we had five development projects, consisting of eight buildings, under construction, which when complete are expected to encompass approximately 1,128,000 rentable square feet. One of the projects currently being developed is a four-building office complex in the 56 Corridor submarket of San Diego County, which has been pre-leased to Intuit. We began construction on two of the four buildings in the fourth quarter of 2005, and construction on the remaining two buildings commenced in the first quarter of 2006. The project, which will encompass an aggregate of approximately 465,600 rentable square feet, is expected to be completed in phases during the third quarter of 2007. The project has a total estimated investment of approximately $145 million. Upon commencement of this new lease, Intuit is expected to become our largest tenant based on its percentage of our annualized base rental revenues.

We are also developing a three-story office building encompassing approximately 318,000 rentable square feet under a lease agreement with Cardinal Health, Inc. (“Cardinal Health”). We began construction on the building, which is located in the Sorrento Mesa submarket of San Diego County in September 2006. The development project has a total estimated investment of approximately $77 million. We expect to complete development of this building in the third quarter of 2007, at which time the Cardinal Health lease is expected to commence. The lease agreement with Cardinal Health also includes an existing building encompassing approximately 93,000 rentable square feet located adjacent to the development site. Upon commencement of this new lease, Cardinal Health, is expected to become one of our top five tenants based on its percentage of our annualized base rental revenues.

We are also developing an office property in the I-15 Corridor submarket of San Diego County encompassing an aggregate of approximately 142,700 rentable square feet of space. The project is located adjacent to an existing two-building office complex, which was 84.6% occupied at March 31, 2007. Development is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $64 million. As of March 31, 2007 the project had not been pre-leased.

We are also in the process of developing a six-story office building, encompassing approximately 146,200 rentable square feet, at our Innovation Corporate Center in the I-15 Corridor submarket of San Diego County. A lease agreement for this property was executed in July 2006 with Scripps Health, our seventh largest tenant as of March 31, 2007. We commenced construction on the project in September 2006 and expect to complete development of this building in the third quarter of 2008. The lease is expected to commence in the third quarter of 2008. The project has a total estimated investment of approximately $51 million.

We are also developing an office property in the Sorrento Mesa submarket of San Diego County, encompassing an aggregate of approximately 55,500 rentable square feet. Development is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $22 million. As of March 31, 2007, the project had not been pre-leased.

We believe that another source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where no land available for development exists.

In the first quarter of 2007, we acquired an office project comprised of two existing office buildings encompassing an aggregate of approximately 104,500 aggregate rentable square feet and 5.6 acres of land. The project is located in San Diego County in the I-15 Corridor submarket. We acquired this project as a current redevelopment and potential future development opportunity. Upon acquisition in the first quarter of 2007, we began redevelopment of the vacant buildings, which were previously occupied by an owner-user. The total estimated investment for the redevelopment is approximately $34 million, of which $25 million represents the acquisition cost of the project. As of March 31, 2007, the project had not been pre-leased (see Note 2 to our consolidated financial statements for additional information regarding this acquisition).

We are also currently redeveloping approximately 107,000 rentable square feet of an office property in El Segundo, California that was occupied by Boeing and its predecessors for highly specialized use for over 20 years. The ground floor of the building, which encompasses approximately 15,700 rentable square feet of space, is not being redeveloped and is still reflected in our stabilized portfolio. The total estimated investment for this redevelopment project is approximately $20 million, of which $9 million has been spent to-date and $5 million represents the net depreciated carrying value of the building allocated to the project at the commencement of redevelopment. As of the date of this report, this project was 77% preleased.

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

Rising Construction Costs.    As a result of increased worldwide demand, the availability of construction materials and skilled labor has become more limited, and the cost of such materials and labor has increased significantly. A continued increase in the cost of construction materials, driven primarily by the volatility of the prices of underlying raw materials such as oil, cement and steel, and labor costs could adversely affect our expenditures for development and redevelopment costs and, consequently, our financial condition, results of operations and cash flows.

Incentive Compensation.    Our Executive Compensation Committee, which is currently comprised of all the Company’s independent directors, determines compensation, including equity and cash incentive programs, for our Executive Officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our Executive Officers based on certain performance measures, including financial, operating and development targets. In the first quarter of 2007, our Executive Compensation Committee approved the 2007 Annual Bonus Program, the 2007 Annual Long-Term Incentive Program, and the 2007 Long-Term Targeted Performance Incentive Program for executive management that will allow for executive management to receive bonus compensation in the event certain specified corporate performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets are achieved. The provisions of these programs were previously reported on Form 8-K filed with the SEC on February 8, 2007. For further information regarding these programs, see Note 7 to our consolidated financial statements. As a result of the structure of these programs, accrued incentive compensation and compensation expense for these programs will be affected by our operating and development performance, financial results, the performance of our common stock and market conditions, and consequently we cannot predict the amounts that will be recorded in future periods related to these programs. In addition, depending on future programs put in place by the Executive Compensation Committee, accrued incentive compensation and compensation expense could further be affected by the Company’s operating and development performance, financial results, and the performance of our common stock and market conditions, and consequently we cannot predict the amounts that will be recorded in future periods related to such potential future programs.

Share-Based Compensation.    Historically, the Executive Compensation Committee has made annual grants of nonvested stock to employees and non-employee board members under our stock-based employee option and incentive compensation programs. As of March 31, 2007, there was $20.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the programs. That cost is expected to be recognized over a weighted-average period of 1.7 years. In February 2007, the Executive Compensation Committee granted 260,433 shares of nonvested stock to our Executive Officers and other key employees. The unrecognized compensation cost related to this grant represents $17.4 million of the $20.3 million total balance and is expected to be recognized over a weighted-average period of 1.7 years. For further information regarding our share-based incentive programs, see Note 7 to our consolidated financial statements.

Results of Operations

As of March 31, 2007, our stabilized portfolio was comprised of 84 office properties, or the Office Properties, encompassing an aggregate of approximately 7.8 million rentable square feet, and 43 industrial properties, or the Industrial Properties, encompassing an aggregate of approximately 3.9 million rentable square feet. Our stabilized portfolio of operating properties consists of all our properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion, or lease-up properties, and projects currently under construction.

As of March 31, 2007, the Office Properties and Industrial Properties represented approximately 86.5% and 13.5%, respectively, of our annualized base rent. For the three months ended March 31, 2007, average occupancy in our stabilized portfolio was 94.2%, compared to 94.9% for the three months ended March 31, 2006. As of March 31, 2007, we had approximately 699,100 square feet of vacant space in our stabilized portfolio, compared to approximately 621,500 square feet as of March 31, 2006.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2006 to March 31, 2007. Rentable square footage in our portfolio of stabilized properties decreased by an aggregate of approximately 0.7 million rentable square feet, or 5.4%, to 11.7 million rentable square feet at March 31, 2007, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at March 31, 2006	86	7,948,152	46	4,422,953	132	12,371,105
Properties added from the Development Portfolio	1	77,015			1	77,015
Properties transferred to the Redevelopment Portfolio	(1)	(100,978)	(1)	(303,000)	(2)	(403,978)
Dispositions(1)	(2)	(88,745)	(2)	(251,162)	(4)	(339,907)
Remeasurement		(404)		1,178		774

Total at March 31, 2007	84	7,835,040	43	3,869,969	127	11,705,009

(1)	In accordance with SFAS 144, the operating results and gains or losses on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less operating expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 10 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Comparison of the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2007	2006
		($ in thousands)
Net Operating Income, as defined:
Office Properties	$41,671	$39,123	$2,548	6.5%
Industrial Properties	6,367	7,134	(767)	(10.8)

Total portfolio	48,038	46,257	1,781	3.9

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	48,038	46,257	1,781	3.9
Other expenses:
General and administrative expenses	9,048	4,934	4,114	83.4
Interest expense	9,656	11,971	(2,315)	(19.3)
Depreciation and amortization	17,237	17,379	(142)	(0.8)
Total other income	619	370	249	67.3

Income from continuing operations before minority interests	12,716	12,343	373	3.0
Minority interests attributable to continuing operations	(1,975)	(2,201)	226	(10.3)
Income from discontinued operations	8,139	5,789	2,350	40.6

Net income	18,880	15,931	2,949	18.5
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$16,478	$13,529	$2,949	21.8%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2007 and 2006.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$49,549	$48,103	$1,446	3.0%	$48,898	$47,509	$1,389	2.9%
Tenant reimbursements	5,675	4,485	1,190	26.5	5,584	4,213	1,371	32.5
Other property income	1,100	922	178	19.3	1,099	919	180	19.6

Total	56,324	53,510	2,814	5.3	55,581	52,641	2,940	5.6

Property and related expenses:
Property expenses	10,192	9,412	780	8.3	10,164	9,186	978	10.6
Real estate taxes	4,072	3,995	77	1.9	4,021	3,947	74	1.9
Provision for bad debts	(127)	461	(588)	(127.5)	(127)	463	(590)	(127.4)
Ground leases	516	519	(3)	(0.6)	515	517	(2)	(0.4)

Total	14,653	14,387	266	1.8	14,573	14,113	460	3.3

Net Operating Income	$41,671	$39,123	$2,548	6.5%	$41,008	$38,528	$2,480	6.4%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at March 31, 2007.

Total revenues from Office Properties increased $2.8 million, or 5.3%, to $56.3 million for the three months ended March 31, 2007, compared to $53.5 million for the three months ended March 31, 2006. Rental income from Office Properties increased $1.4 million, or 3.0%, to $49.5 million for the three months ended March 31, 2007, compared to $48.1 million for the three months ended March 31, 2006. Rental income generated by the Core Office Portfolio increased $1.4 million, or 2.9%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase in the Core Office Portfolio is primarily the result of increased occupancy. Average occupancy in the Core Office Portfolio increased 2.6% to 95.3% for the three months ended March 31, 2007 compared to 92.7% for the same period in 2006. An increase in rental income of $0.5 million generated by the office development property that was added to the stabilized portfolio in the fourth quarter of 2006 (the “2006 Office Development Property”) was offset by a $0.5 million decrease in rental income generated by the redevelopment property which was taken out of service and moved from our stabilized portfolio to the redevelopment portfolio in 2006 (the “2006 Office Redevelopment Property”).

Tenant reimbursements from Office Properties increased $1.2 million, or 26.5%, to $5.7 million for the three months ended March 31, 2007, compared to $4.5 million for the three months ended March 31, 2006. Of this increase, $1.4 million was generated by the Core Office Portfolio due to an increase in occupancy in this portfolio, as mentioned above, and the corresponding increase in reimbursable expenses. A $0.1 million increase in tenant reimbursements related to the 2006 Office Development Property was offset by a $0.3 decline attributable to the 2006 Office Redevelopment Property.

Other property income from Office Properties increased $0.2 million, or 19.3%, to $1.1 million for the three months ended March 31, 2007, compared to $0.9 million for the three months ended March 31, 2006. Other property income for both periods consisted of lease termination fees and other miscellaneous income within the Core Office Portfolio (see Note 9 to our consolidated financial statements for additional information).

Total expenses from Office Properties increased $0.3 million, or 1.8%, to $14.7 million for the three months ended March 31, 2007, compared to $14.4 million for the three months ended March 31, 2006. Property expenses from Office Properties increased $0.8 million, or 8.3%, to $10.2 million for the three months ended March 31, 2007, compared to $9.4 million for the three months ended March 31, 2006. An increase of $1.0 million, or 10.6%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures, an increase in property management, janitorial and other contract services related to the increase in occupancy and an increase in electricity rates. A decrease of $0.2 million in property expenses was attributable to the 2006 Office Redevelopment Property.

Real estate taxes from Office Properties increased $0.1 million, or 1.9%, for the three months ended March 31, 2007 as compared to the same period in 2006. The provision for bad debts from Office Properties decreased $0.6 million, or 127.5%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This decrease was due to an overall improvement in collections and our accounts receivable aging. We evaluate our reserve levels on a quarterly basis. Ground lease expense from Office Properties remained consistent for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Net Operating Income from Office Properties increased $2.6 million, or 6.5%, to $41.7 million for the three months ended March 31, 2007, compared to $39.1 million for the three months ended March 31, 2006. Of this increase, $2.5 million was generated by the Core Office Portfolio. The remaining increase of $0.1 million was comprised of an increase of $0.6 million generated by the 2006 Office Development Property, offset by a decrease of $0.5 million generated by the 2006 Office Redevelopment Property.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$6,766	$7,497	$(731)	(9.8)%	$6,766	$7,144	$(378)	(5.3)%
Tenant reimbursements	883	1,001	(118)	(11.8)	855	829	26	3.1
Other property income	6	15	(9)	(60.0)	6	15	(9)	(60.0)

Total	7,655	8,513	(858)	(10.1)	7,627	7,988	(361)	(4.5)

Property and related expenses:
Property expenses	666	591	75	12.7	687	561	126	22.5
Real estate taxes	667	737	(70)	(9.5)	667	652	15	2.3
Provision for bad debts	(45)	51	(96)	(188.2)	(45)	51	(96)	(188.2)

Total	1,288	1,379	(91)	(6.6)	1,309	1,264	45	3.6

Net Operating Income	$6,367	$7,134	$(767)	(10.8)%	$6,318	$6,724	$(406)	(6.0)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 and still owned and stabilized at March 31, 2007.

Total revenues from Industrial Properties decreased $0.9 million, or 10.1%, to $7.6 million for the three months ended March 31, 2007, compared to $8.5 million for the three months ended March 31, 2006. Rental income from Industrial Properties decreased $0.7 million, or 9.8%, to $6.8 million for the three months ended March 31, 2007, compared to $7.5 million for the three months ended March 31, 2006. Rental income generated by the Core Industrial Portfolio decreased $0.4 million, or 5.3%, for the three months ended March 31, 2007, compared to the same period in 2006. The decrease was primarily the result of decreased occupancy in the Orange County industrial portfolio due to one vacant building encompassing approximately 157,500 rentable square feet. The Company is in the process of re-entitling this property for residential use and, if successful, will evaluate the strategic options for this property, including the potential disposition of this asset. Average occupancy in the Core Industrial Portfolio decreased 7.3% to 91.8% for the three months ended March 31, 2007, compared to 99.1% for the three months ended March 31, 2006. The remaining decrease in rental income of $0.3 million is attributable to one industrial building that was moved from our stabilized portfolio to the redevelopment portfolio during 2006 (the “2006 Industrial Redevelopment Property”).

Tenant reimbursements from Industrial Properties decreased $0.1 million, or 11.8%, to $0.9 million for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006. The decrease in tenant reimbursements was primarily attributable to the 2006 Industrial Redevelopment Property.

Total expenses from Industrial Properties decreased $0.1 million, or 6.6%, to $1.3 million for the three months ended March 31, 2007, compared to $1.4 million for the three months ended March 31, 2006. Property expenses from Industrial Properties increased $0.1 million, or 12.7%, to $0.7 million for the three months ended March 31, 2007, compared to $0.6 million for the three months ended March 31, 2006, which was attributable to the Core Industrial Portfolio. Real estate taxes decreased $0.1 million, or 9.5%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The provision for bad debts decreased by $0.1 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $0.8 million, or 10.8%, to $6.3 million for the three months ended March 31, 2007, compared to $7.1 million for the three months ended March 31, 2006. Of this decrease, $0.4 million was attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in this portfolio as mentioned above. The remaining decrease of $0.4 million was attributable to the 2006 Industrial Redevelopment Property.

Non-Property Related Income and Expenses

General and administrative expenses increased $4.1 million, or 83.4%, to $9.0 million for the three months ended March 31, 2007, as compared to $4.9 million for the three months ended March 31, 2006. Of this $4.1 million increase, $3.3 million is due an increase in accrued incentive compensation, primarily related to the 2006 and 2007 executive compensation programs. For the three months ended March 31, 2006, there was no compensation expense related to these programs since these programs were approved by our Executive Compensation Committee subsequent to March 31, 2006. For further information regarding these programs, see Note 7 to our consolidated financial statements. The remaining increase in general and administrative expenses was due primarily to an increase in compliance and reporting costs related to being a public company and payroll related expenses.

Interest expense decreased $2.3 million, or 19.3%, to $9.7 million for the three months ended March 31, 2007, compared to $12.0 million for the three months ended March 31, 2006. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, increased $0.4 million, or 2.7%, to $14.4 million for the three months ended March 31, 2007 from $14.0 million for the three months ended March 31, 2006. This increase is mainly attributable to an increase in our weighted-average interest rate and an increase in our average debt balance during the three months ended March 31, 2007 as compared to the same period in 2006. Our weighted-average interest rate including loan fees was 6.4% as of March 31, 2007 as compared to 6.0% as of

March 31, 2006. Total capitalized interest and loan fees increased $2.7 million, or 130.8%, to $4.8 million for the three months ended March 31, 2007, as compared to $2.1 million for the three months ended March 31, 2006 primarily due to higher average qualifying expenditures under development during the three months ended March 31, 2007 as compared to March 31, 2006.

Depreciation and amortization expense decreased $0.2 million, or 0.8%, to $17.2 million for the three months ended March 31, 2007, compared to $17.4 million for the three months ended March 31, 2006. This decrease is mainly attributable to a $0.5 million decrease generated by the 2006 Office Redevelopment Property and the 2006 Industrial Redevelopment Property, partially offset by increases in the Core Portfolio and the Office Development Property of $0.1 million and $0.2 million, respectively.

Total other income increased approximately $0.2 million, or 67.3%, to $0.6 million for the three months ended March 31, 2007, compared to $0.4 million for the three months ended March 31, 2006. The increase in other income was due primarily to a $0.2 million increase in interest earned on the funds held at a qualified intermediary for a Section 1031 exchange.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at March 31, 2007:

Occupancy by Segment Type

Region	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles	24	2,898,396	93.4%
Orange County	5	277,340	100.0
San Diego	47	3,780,344	98.2
Other	8	878,960	89.7

	84	7,835,040	95.5

Industrial Properties:
Los Angeles	1	192,053	100.0
Orange County	42	3,677,916	90.5

	43	3,869,969	91.0

Total portfolio	127	11,705,009	94.0%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases(1)	Percentage of Total Leased Square Feet Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (in 000’s)(2)
Office Properties:
Remaining 2007(3)	42	571,406	7.7%	$10,130
2008	62	536,122	7.3	11,757
2009	81	1,294,186	17.5	29,928
2010	68	1,196,767	16.2	30,548
2011	58	773,450	10.5	13,726
2012	23	405,151	5.5	11,959

Total Office	334	4,777,082	64.7	108,048

Industrial Properties:
Remaining 2007(3)	7	123,436	3.6	1,027
2008	12	922,713	26.7	6,549
2009	14	766,945	22.2	4,836
2010	11	345,073	10.0	2,685
2011	10	408,402	11.8	3,156
2012	6	362,369	10.5	2,213

Total Industrial	60	2,928,938	84.8	20,466

Total	394	7,706,020	71.1%	$128,514

(1)	Excludes space leased under month-to-month leases and vacant space at March 31, 2007.
(2)	Reflects annualized contractual base rent calculated on a straight-line basis.
(3)	Represents leases expiring during the remainder of 2007 for which renewals have not been executed.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the three months ended March 31, 2007:
Office Properties	7	8	94,034	156,419	37.5%	15.5%	46.8%	141
Industrial Properties	1	4	6,000	54,710	27.1	12.5	22.2	45

Total portfolio	8	12	100,034	211,129	36.3%	15.2%	36.4%	122

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding our in-process and committed office development and redevelopment projects as of March 31, 2007. See further discussion regarding our projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)	Total Costs as of March 31, 2007(3)	Percent Leased as of March 31, 2007
				($ in millions)
Projects Under Construction
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	465,600	$145.2	$125.0	100%
Pacific Corporate Center Sorrento Mesa San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	318,000	76.9	46.9	100%
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	142,726	64.0	18.1	0%
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	51.1	12.3	100%
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	21.6	9.7	0%

Total Projects Under Construction			1,127,982	$358.8	$212.0	82%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2007.
(3)	Represents cash paid and costs incurred as of March 31, 2007.

Redevelopment Projects

Project Name / Submarket / City	Pre- and Post- Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs(3)	Total Estimated Investment	Total Costs as of March 31, 2007(4)	Percent Leased as of March 31, 2007
					($ in millions)
Projects Under Construction
2240 E. Imperial Highway(5) Kilroy Airport Center El Segundo, CA	Lab to Office	3rd Qtr 2007	3rd Qtr 2008	107,041	$5.0	$14.8	$19.8	$8.7	77%
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	Office	3rd Qtr 2007	3rd Qtr 2008	104,500	24.7	9.4	34.1	25.4	0%

Total Projects Under Construction				211,541	$29.7	$24.2	$53.9	$34.1	39%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped. See footnote (5) below.
(3)	Represents total projected redevelopment costs at March 31, 2007.
(4)	Represents cash paid and costs incurred as of March 31, 2007, including the existing investment at commencement of redevelopment.
(5)	We are redeveloping 107,041 square feet of this building given that Boeing and its predecessors occupied the highly specialized use space for over 20 years.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million Credit Facility, proceeds received from our disposition program, construction loans and the public or private issuance of debt or equity securities. As of March 31, 2007, our total debt as a percentage of total market capitalization was 25.1%, and our total debt plus preferred equity as a percentage of total market capitalization was 30.5%.

As of March 31, 2007, we had borrowings of $331 million outstanding under the Credit Facility and availability of approximately $219 million. The Credit Facility typically bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing. However, at March 31, 2007 the interest rate on approximately $243 million, or 73% of the outstanding Credit Facility borrowings, was priced on a short-term basis given the expected closing of the Company’s 3.25% Exchangeable Senior Notes offering in early April 2007. In accordance with the terms of the Credit Facility, the interest rate for this $243 million of borrowings was set at the prime rate of 8.25%. As a result, the effective interest rate of the Credit Facility was 7.73% at March 31, 2007. The remaining $88 million of the outstanding Credit Facility borrowings was priced at LIBOR plus 0.85% (6.17% at March 31, 2007).

The Credit Facility matures in April 2010, with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio. We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

In April 2007, we issued $460 million in aggregate principal amount of our 3.25% Exchangeable Senior Notes due 2012 (see Note 5 for a complete discussion of the 3.25% Exchangeable Senior Notes). In April 2007, we used a portion of the net proceeds received from the 3.25% Exchangeable Senior Notes to pay down the $331 million balance of the Credit Facility, to pay down and amend one fixed rate secured loan of $35.5 million contractually scheduled to mature in July 2008 into a secured line of credit with an expiration of April 2010, and to repay one variable rate secured loan of $31 million that was originally scheduled to mature in January 2009. In April 2007, the Company drew down the entire balance of the $35.5 million secured line of credit to fund its development program. Additionally, in May 2007 the Company expects to repay two fixed rate secured loans totaling $21 million. These two loans are contractually scheduled to mature in August 2007. As a result of these aforementioned repayments, we had a significant increase in our availability under the Credit Facility and a reduction in our total weighted average interest rate of approximately 1.1% including amortization of debt issuance cost subsequent to March 31, 2007. As of the date of this filing, we have availability of $550 million under the Credit Facility.

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at March 31, 2007.

The composition of our aggregate debt balances at March 31, 2007 and December 31, 2006 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2007	December 31, 2006	March 31, 2007		December 31, 2006
Secured vs. unsecured:
Secured	48.9%	52.2%	6.0%		6.0%
Unsecured	51.1	47.8	6.4	(1)	6.2
Fixed-rate vs. variable rate:
Fixed rate	57.3	61.0	6.0		6.0
Variable rate	42.7%	39.0%	6.4	(1)	6.2
Total debt			6.2	(1)	6.1
Total debt including loan fees			6.4	%(1)	6.3%

(1)	At March 31, 2007, the interest rate on approximately $243 million or 73% of the outstanding Credit Facility borrowings was priced on a short-term basis given the expected closing of our 3.25% Exchangeable Senior Notes offering in early April 2007. In accordance with the terms of the Credit Facility, the interest rate for this $243 million of borrowings at March 31, 2007 was set at the prime rate of 8.25% instead of based on LIBOR. As a result, the rate presented here is a weighted average rate for the month of March 2007.

Following is our total market capitalization at March 31, 2007:

	Shares/Units at March 31, 2007	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(in thousands)
Debt:
Secured debt(1)		$455,230	12.3%
Unsecured senior notes		144,000	3.9
Credit Facility(1)		331,000	8.9

Total debt		930,230	25.1

Equity:
7.450% Series A Cumulative Redeemable Preferred Units(2)	1,500,000	75,000	2.0
7.800% Series E Cumulative Redeemable Preferred Stock(3)	1,610,000	40,250	1.1
7.500% Series F Cumulative Redeemable Preferred Stock(3)	3,450,000	86,250	2.3
Common Units Outstanding(4)	2,247,774	165,773	4.5
Common Shares Outstanding(4)	32,698,554	2,411,518	65.0

Total equity		2,778,791	74.9

Total Market Capitalization		$3,709,021	100.0%

(1)	In April 2007, we issued $460 million in aggregate principal amount of our 3.25% Exchangeable Senior Notes due 2012. A portion of the net proceeds received from the offering was used to pay down the $331 million balance of the Credit Facility, to pay down one fixed rate secured loan of $35.5 million, and to repay one variable rate secured loan of $31 million. The $35.5 million loan that was paid down was also amended into a $35.5 secured line of credit with an expiration date of April 2010. In April 2007, the Company drew down the entire balance of the $35.5 million secured line of credit to fund its development program. Additionally, in May 2007 the Company expects to repay two fixed rate secured loans totaling $21 million.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on the closing price per share of our common stock of $73.75 at March 30, 2007.

Contractual Obligations

During the three months ended March 31, 2007, there were no material changes, outside the ordinary course of our business in our contractual obligations as described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Capital Commitments

As of March 31, 2007, we had five development projects and two redevelopment projects that were under construction. The total estimated investment for these projects is approximately $413 million, including capitalized interest. We had incurred costs of approximately $246 million on these projects as of March 31, 2007 and currently project we could spend approximately $135 million of the remaining $167 million of presently budgeted development costs during the remainder of 2007. We are currently contractually obligated to pay approximately $115 million during the remainder of 2007.

As of March 31, 2007, we had executed leases that contractually committed us to pay approximately $25 million in unpaid leasing costs and tenant improvements, and we had executed contracts outstanding that contractually committed us to pay approximately $1 million in capital improvements at March 31, 2007. During the remainder of 2007, we plan to spend approximately $18 million to $20 million in capital improvements, tenant improvements and leasing costs for properties within our stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Off-Balance Sheet Arrangements

As of March 31, 2007 and the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash provided by operating activities fluctuated by $79.3 million, or 177.8%, to $34.7 million for the three months ended March 31, 2007, compared to $44.6 million used in operating activities for the three months ended March 31, 2006. The change is primarily attributable to a $71.7 million cash payment made to our Executive Officers in January 2006, which represented the total amount earned under a special long-term compensation program. The remaining increase is primarily due to increased cash received from tenants for reimbursement of tenant improvements during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Net cash used in investing activities increased $55.7 million, or 472.0%, to $67.5 million for the three months ended March 31, 2007, compared to $11.8 million for the three months ended March 31, 2006. The increase was primarily attributable to expenditures for the acquisition of development properties and undeveloped land during the three months ended March 31, 2007. There were no acquisitions during the same period in 2006. We expect that expenditures for our development properties will continue to increase based on the current and projected activity within our development program (see additional information regarding our development program under the caption “—Capital Commitments”). The increase was also due to increased expenditures for development, redevelopment and undeveloped land as compared to the same period in 2006, partially offset by net proceeds received from dispositions during the three months ended March 31, 2007.

Net cash provided by financing activities decreased $37.8 million, or 59.1%, to $26.1 million cash provided by financing activities for the three months ended March 31, 2007, compared to $63.9 million for the three months ended March 31, 2006. The increase is primarily attributable to lower net borrowings partially offset by increased dividends paid on common shares issued in May 2006.

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

The following table presents our Funds from Operations, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income available for common stockholders	$16,478	$13,529
Adjustments:
Minority interest in earnings of Operating Partnership	1,143	1,405
Depreciation and amortization of real estate assets	17,026	17,508
Net gain on dispositions of operating properties	(8,626)	(5,655)

Funds From Operations(1)	$26,021	$26,787

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivative instruments. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As of March 31, 2007 and December 31, 2006, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2006 to March 31, 2007 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at March 31, 2007 and December 31, 2006. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. For debt obligations, the table presents principal cash flows and related weighted average interest rates or the interest rate index by contractual maturity dates. The interest rate spreads on our variable-rate debt ranged from the prime rate of 8.25% and LIBOR plus 0.85% to LIBOR plus 1.10% at March 31, 2007 and LIBOR plus 0.85% to LIBOR plus 1.10% at December 31, 2006. The table also presents comparative summarized information for financial instruments held at December 31, 2006.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date									March 31, 2007			December 31, 2006
	Remaining 2007		2008		2009		2010	2011	Thereafter	Total		Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate							$331.0			$331.0		$331.0	$276.0	$276.0
Variable-rate index							LIBOR (1)			LIBOR	(1)		LIBOR
Fixed-rate							$61.0		$83.0	$144.0		$144.6	$144.0	$146.7
Average interest rate							5.72%		6.45%	6.14%			6.14%
Secured debt:
Variable-rate			$35.5	(2)	$31.0	(3)				$66.5		$66.5	$66.5	$66.5
Variable-rate index			LIBOR	(1)	LIBOR	(1)				LIBOR	(1)		LIBOR
Fixed-rate	$28.2	(4)	$81.4		$81.3		$6.2	$75.0	$116.6	$388.7		$388.3	$392.7	$392.0
Average interest rate	6.55%		4.09%		7.15%		6.57%	6.69%	5.64%	5.91%			5.93%

(1)	At March 31, 2007, the interest rate on approximately $243 million or 73% of the outstanding Credit Facility borrowings was priced on a short-term basis given the expected closing of our 3.25% Exchangeable Senior Notes offering in early April 2007. In accordance with the terms of the Credit Facility, the interest rate for this $243 million of borrowings at March 31, 2007 was set at the prime rate of 8.25% instead of based on LIBOR.
(2)	In April 2007, this loan was paid down and converted into a secured line of credit expiring April 2010. In April 2007, the Company drew down the entire balance of the $35.5 million secured line of credit to fund its development program. Additionally, in May 2007 the Company expects to repay two fixed rate secured loans totaling $21 million.
(3)	In April 2007, this loan was repaid.
(4)	$21 million of this loan balance is expected to be repaid in May 2007.

ITEM 4. CONTROLS	AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK	FACTORS—No changes

ITEM 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Operating Partnership issued $460,000,000 in aggregate principal amount of its 3.25% Exchangeable Senior Notes due 2012, as previously disclosed on Forms 8-K filed with the SEC on April 5, 2007 and April 11, 2007.

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

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (13)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan (16)

4.14†*	Second Amendment to Kilroy Realty 2006 Incentive Award Plan

4.15†	Form of Restricted Stock Award Agreement (17)

4.16

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.25% Exchangeable Senior Notes due 2012 (15)

10.1†	Employment Agreement by and between the Company, the Operating Partnership and John B. Kilroy, Jr. effective as of January 1, 2007 (14)

10.2†	Employment Agreement by and between the Company, the Operating Partnership and Jeffrey C. Hawken effective as of January 1, 2007 (14)

10.3†	Employment Agreement by and between the Company, the Operating Partnership and Richard E. Moran Jr. effective as of January 1, 2007 (14)

10.4	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (15)

10.5	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (15)

10.6	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (15)

10.7	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers Inc. (15)

10.8	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JP Morgan Chase Bank, National Association, London Branch (18)

10.9	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (18)

10.10	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers Inc. (18)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.
(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.
(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.
(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.
(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.
(13)	Previously filed as an exhibit to the Registration Statement on Form S-8 (No. 333-135385).
(14)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.
(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.
(16)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.
(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.
(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2007.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)