Form 10-Q
period 2007-06-30
KILROY REALTY CORP
filed 2007-07-27
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 26, 2007, 32,706,444 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$293,059	$293,059
Buildings and improvements	1,500,777	1,484,051
Undeveloped land and construction in progress	453,211	263,651

Total real estate held for investment	2,247,047	2,040,761
Accumulated depreciation and amortization	(472,302)	(443,807)

Total real estate held for investment, net	1,774,745	1,596,954
Properties held for sale, net		4,512

Total real estate assets, net	1,774,745	1,601,466
CASH AND CASH EQUIVALENTS	11,134	11,948
RESTRICTED CASH	619	494
FUNDS HELD AT QUALIFIED INTERMEDIARY FOR SECTION 1031 EXCHANGE		43,794
CURRENT RECEIVABLES, NET	4,715	5,890
DEFERRED RENT RECEIVABLES, NET	62,515	61,929
NOTES RECEIVABLE	11,034	11,096
DEFERRED LEASING COSTS AND ACQUISITION RELATED INTANGIBLES, NET	46,381	49,019
DEFERRED FINANCING COSTS, NET	9,702	5,100
PREPAID EXPENSES AND OTHER ASSETS, NET	6,840	8,616

TOTAL ASSETS	$1,927,685	$1,799,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 4)	$400,617	$459,198
Exchangeable senior notes, net (Note 4)	455,630
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 4)	18,000	276,000
Accounts payable, accrued expenses and other liabilities	61,497	67,729
Accrued distributions	20,610	19,610
Deferred revenue and acquisition related liabilities (Note 5)	52,026	25,353
Rents received in advance and tenant security deposits	17,521	19,900

Total liabilities	1,169,901	1,011,790

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	36,398	39,628

Total minority interests	110,036	113,266

STOCKHOLDERS’ EQUITY (Note 7):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
Series B junior participating preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D cumulative redeemable preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E cumulative redeemable preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F cumulative redeemable preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,707,444 and 32,398,881 shares issued and outstanding, respectively	327	324
Additional paid-in capital (Note 4)	651,659	671,484
Distributions in excess of earnings	(125,820)	(119,094)

Total stockholders’ equity	647,748	674,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,927,685	$1,799,352

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Rental income	$56,454	$56,171	$112,769	$111,769
Tenant reimbursements	6,225	6,241	12,784	11,726
Other property income (Note 10)	1,951	195	3,058	1,132

Total revenues	64,630	62,607	128,611	124,627

EXPENSES:
Property expenses	11,440	10,764	22,298	20,768
Real estate taxes	4,861	4,696	9,599	9,430
Provision for bad debts	(26)	56	(199)	567
Ground leases	502	474	1,018	993
General and administrative expenses	9,460	4,714	18,508	9,649
Interest expense (Note 4)	8,072	11,208	17,728	23,179
Depreciation and amortization	17,745	17,666	34,982	35,046

Total expenses	52,054	49,578	103,934	99,632

OTHER INCOME AND EXPENSE:
Interest income	371	231	990	483
Net settlement receipts on interest rate swaps		254		448
Loss on derivative instruments		(179)		(255)

Total other income	371	306	990	676

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	12,947	13,335	25,667	25,671

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units	(1,397)	(1,397)	(2,794)	(2,794)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(609)	(750)	(1,187)	(1,554)

Total minority interests	(2,006)	(2,147)	(3,981)	(4,348)

INCOME FROM CONTINUING OPERATIONS	10,941	11,188	21,686	21,323

DISCONTINUED OPERATIONS (Note 12):
Revenues from discontinued operations		10,843	98	12,303
Expenses from discontinued operations		(847)	(20)	(1,567)
Net gain on dispositions of discontinued operations	4,848		13,474	5,655
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(297)	(807)	(862)	(1,408)

Total income from discontinued operations	4,551	9,189	12,690	14,983

NET INCOME	15,492	20,377	34,376	36,306

PREFERRED DIVIDENDS	(2,402)	(2,402)	(4,804)	(4,804)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$13,090	$17,975	$29,572	$31,502

Income from continuing operations per common share—basic (Note 14)	$0.26	$0.28	$0.52	$0.55

Income from continuing operations per common share—diluted (Note 14)	$0.26	$0.28	$0.52	$0.54

Net income per common share—basic (Note 14)	$0.40	$0.58	$0.91	$1.04

Net income per common share—diluted (Note 14)	$0.40	$0.58	$0.91	$1.04

Weighted average shares outstanding—basic (Note 14)	32,371,183	31,048,657	32,359,999	30,248,817

Weighted average shares outstanding—diluted (Note 14)	32,486,171	31,171,757	32,485,566	30,394,032

Dividends declared per common share	$0.555	$0.530	$1.110	$1.060

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2006	$121,582	32,398,881	$324	$671,484	$(119,094)	$674,296
Net income					34,376	34,376
Grant of nonvested shares of common stock (Note 7)		269,323	2	2,968		2,970
Exchange of common units of the Operating Partnership (Note 6)		70,755	1	1,836		1,837
Non-cash amortization of nonvested share grants				6,106		6,106
Repurchase of common stock (Note 7)		(31,515)		(2,631)		(2,631)
Cost of capped call options on common stock (Note 4)				(29,050)		(29,050)
Adjustment for minority interest (Note 1)				946		946
Preferred dividends					(4,804)	(4,804)
Dividends declared per common share ($1.11 per share)					(36,298)	(36,298)

BALANCE AT JUNE 30, 2007	$121,582	32,707,444	$327	$651,659	$(125,820)	$647,748

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,376	$36,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	34,551	35,607
(Decrease) increase in provision for uncollectible tenant receivables	(199)	343
Increase in provision for uncollectible deferred rent receivables		241
Distributions on cumulative redeemable preferred units	2,794	2,794
Minority interests in earnings of Operating Partnership	2,049	2,962
Depreciation of furniture, fixtures and equipment	431	394
Non-cash amortization of nonvested stock	7,387	1,588
Non-cash amortization of deferred financing costs	1,176	604
Amortization of above/below market rents, net	(691)	(655)
Net gain on dispositions of operating properties	(13,474)	(5,655)
Amortization of deferred revenue related to tenant improvements (Note 5)	(1,453)	(1,132)
Loss on derivative instruments		255
Non-cash gain on lease termination		(2,334)
Net settlement receipts on interest rate swaps		(448)
Other		(14)
Changes in assets and liabilities:
Current receivables	1,374	1,465
Deferred rent receivables	(1,326)	(3,878)
Deferred leasing costs and acquisition related intangibles	(968)	(607)
Prepaid expenses and other assets	(1,663)	(2,777)
Accounts payable, accrued expenses and other liabilities	4,181	(74,769)
Rents received in advance and tenant security deposits	417	3,331
Deferred revenue and acquisition related liabilities	5,655	4,688

Net cash provided by (used in) operating activities	74,617	(1,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(19,834)	(18,920)
Expenditures for development, redevelopment projects and undeveloped land	(109,134)	(48,407)
Acquisition of redevelopment property and undeveloped land (Note 2)	(68,970)
Proceeds received from 1031 exchange completion (Note 2)	43,794
Net proceeds received from dispositions of operating properties (Note 3)	14,473	15,563
Proceeds from termination of profit participation agreement (Note 12)	4,848
Decrease (increase) in escrow deposits	3,000	(2,000)
(Increase) decrease in restricted cash	(125)	89
Net cash settlement receipts on interest rate swaps		432
Collections of principal on the note receivable	62	58

Net cash used in investing activities	(131,886)	(53,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable senior notes, net of discount (Note 4)	455,400
Cost of capped call options on common stock (Note 4)	(29,050)
Net repayments on unsecured line of credit	(258,000)	(23,000)
Net proceeds from issuance of common stock		136,110
Principal payments on secured debt	(58,581)	(7,720)
Repurchase of common stock (Note 7)	(2,631)	(2,891)
Financing costs	(5,289)	(2,114)
Proceeds from exercise of stock options		760
Dividends and distributions paid to common stockholders and common unitholders	(37,796)	(33,969)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,598)	(7,598)

Net cash provided by financing activities	56,455	59,578

Net (decrease) increase in cash and cash equivalents	(814)	4,702
Cash and cash equivalents, beginning of period	11,948	3,881

Cash and cash equivalents, end of period	$11,134	$8,583

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $9,191 and $4,313 at June 30, 2007 and 2006, respectively	$13,801	$22,811

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Tenant improvements funded directly by tenants to third-parties (Note 5)	$23,210

Accrual for expenditures for operating properties, development and redevelopment projects	$14,908	$5,325

Accrual of dividends and distributions payable to common stockholders and common unitholders	$19,400	$18,400

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$1,837	$28,888

Accrued costs for issuance of exchangeable senior notes (Note 4)	$760

Non-cash increase in real estate assets in connection with a lease termination		$2,334

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2007 and 2006

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of June 30, 2007, the Company’s stabilized portfolio of operating properties consisted of 84 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 7.8 million and 3.9 million rentable square feet, respectively, and was 92.7% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and the Industrial Properties and excludes development and redevelopment properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and building and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of June 30, 2007, the Company did not have any properties in the lease-up phase. As of June 30, 2007, the Company had five development projects comprised of eight buildings under construction, which when completed are expected to encompass an aggregate of approximately 1,128,000 rentable square feet. These development projects are all located in San Diego County. As of June 30, 2007, the Company had two redevelopment projects comprised of three buildings under construction, which encompass an aggregate of approximately 212,000 rentable square feet. One of the redevelopment projects is located in San Diego County and the other is located in Los Angeles County.

The Company owns its interests in all of the Office Properties and the Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 93.5% general partnership interest in the Operating Partnership as of June 30, 2007. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest in the Finance Partnership. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company also consolidates all variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company had no VIEs at June 30, 2007 or December 31, 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income after preferred distributions and preferred dividends is allocated to the common limited partnership units not held by the Company (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of common units held by the Minority Interest of the Operating Partnership by the total common units outstanding. The issuance or redemption of additional shares of common stock or common units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between stockholders’ equity and the minority interest held by common unitholders of the Operating Partnership in the accompanying consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting for and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 13, “Uncertain Tax Positions,” for further information on the Company’s adoption of FIN 48.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.    Acquisitions

Acquisition of Properties

During the six months ended June 30, 2007, the Company acquired the following property. The property is currently being redeveloped and is included in construction in progress on the balance sheet as of June 30, 2007:

Project Name/Submarket/City	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)
Sabre Springs Corporate Center I-15 Corridor San Diego, CA(1)	Office	January	2	104,500	$24.7

(1)	Acquisition also includes approximately 5.6 acres of undeveloped land.

Acquisitions of Undeveloped Land

During the six months ended June 30, 2007, the Company acquired the following parcels of undeveloped land:

Project Name /Submarket/ City	Month of Acquisition	Gross Acreage	Purchase Price (in millions)
Santa Fe Summit Phase III 56 Corridor San Diego, CA	January	10.5	$28.0
Carlsbad Oaks Carlsbad Carlsbad, CA	February	32.0	$15.8

Total		42.5	$43.8

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of the acquired properties was purchased from an unaffiliated third party and was funded with borrowings under the Company’s Credit Facility (defined in Note 4) and/or the funds held at qualified intermediary for Section 1031 exchange.

3.    Disposition

During the six months ended June 30, 2007, the Company sold the following properties, which were classified as held for sale as of December 31, 2006, to an unaffiliated third party:

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

For the six months ended June 30, 2007, the Company recorded a net gain of approximately $8.6 million in connection with the disposition noted above. The income and the net gain on disposition of these properties have been included in discontinued operations for the six months ended June 30, 2007 and for the three and six months ended June 30, 2006 (see Note 12).

4.    Unsecured and Secured Debt

Exchangeable Senior Notes

On April 2, 2007, the Operating Partnership issued $400 million in aggregate principal amount of 3.25% Exchangeable Senior Notes due 2012 (the “Exchangeable Notes”), and on April 11, 2007, the Operating Partnership issued an additional $60 million of 3.25% Exchangeable Senior Notes due 2012 (the “Additional Notes,” and together with the Exchangeable Notes, the “Notes”) in connection with the exercise by the initial purchasers of their over-allotment option. The Notes pay interest in cash semi-annually in arrears on April 15th and October 15th of each year, beginning on October 15, 2007, and mature on April 15, 2012. The initial discount at issuance of $4.6 million is being amortized into interest expense over the term of the Notes in a manner that approximates the effective interest method. The carrying value of the Notes at June 30, 2007 reflects an unamortized discount amount of $4.4 million.

The Notes can be exchanged for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter beginning after June 30, 2007 if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of Company common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Notes was less than 98% of the product of the closing sale price per share of Company common stock multiplied by the applicable exchange rate, (iii) if the Notes have been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011.

The Notes have an initial exchange rate of 11.3580 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.04 per common share and a conversion premium of approximately 20.0% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The initial exchange rate is subject to adjustment under certain circumstances including increases in our common dividends. Upon exchange, the holders of the Notes will receive (i) cash up to the principal amount of the Notes and (ii) to the extent the exchange value exceeds the principal amount of the Notes, shares of our common stock. At any time prior to November 15, 2011, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Notes, to settle all of the future exchange obligations of the Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period.

The Notes are unsecured obligations that rank equally with all other unsecured indebtedness and are effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the collateral securing such indebtedness) and to all liabilities. The terms of the Notes are governed by an indenture, dated as of April 2, 2007, by and among the Operating Partnership, as issuer, the Company, as guarantor and U.S. Bank National Association, as trustee. The indenture does not contain any financial or operating covenants.

On March 27, 2007, in connection with the offering of the Exchangeable Notes, the Operating Partnership also entered into capped call option transactions with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers Inc. On April 4, 2007, in connection with the offering of the Additional Notes, the Operating Partnership also entered into amendments to the capped call option transactions originally entered into on March 27, 2007. The capped call option transactions, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes, and will not affect the holders’ rights under the Notes. Holders of the Notes will not have any rights with respect to the capped call option transactions. The capped call option transactions, as amended, will cover, subject to customary anti-dilution adjustments, 5,224,708 shares of the Company’s common stock at a strike price of $88.04, which corresponds to the initial exchange price of the Notes. The economic impact of these capped call option transactions is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.04 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share.

The capped call option transactions are expected to generally reduce the potential dilution upon exchange of the Notes in the event the market value per share of the Company’s common stock, as measured under the terms of the call option transactions on the relevant settlement date, is greater than the strike price of the call option transaction. If, however, the market value per share of the Company’s common stock exceeds $102.72 per common share then the dilution mitigation under the capped call option transactions will be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72. The capped call option transactions will terminate upon the earlier of the maturity date of the related Notes or the first day all the related Notes are no longer outstanding due to exchange. The cost of the capped call option transactions was approximately $29.0 million and was recorded as a reduction of additional paid in capital in stockholders equity on the Company’s consolidated balance sheet.

Unsecured Line of Credit and Secured Debt

In April 2007, the Operating Partnership used $397.5 million of the $421.8 million net proceeds received from the Notes, after the effect of underwriters fees, discounts and payment for the capped call transaction, to pay down the $331.0 million principal balance of the unsecured line of credit (the “Credit Facility”), to pay down the principal balance on one fixed-rate secured loan of $35.5 million contractually scheduled to mature in July 2008, and to repay the principal balance of one variable-rate secured loan of $31.0 million that was contractually scheduled to mature in January 2009. The $35.5 million loan that was paid down was subsequently amended into a $35.5 million secured line of credit that bears interest at an annual rate of LIBOR plus 0.75% (6.07% at June 30, 2007) and matures in April 2010. As of June 30, 2007, the Company had borrowings of $35.5 million outstanding under this line of credit.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007, the Company had borrowings of $18.0 million outstanding under the Credit Facility and availability of approximately $532.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon the Company’s leverage ratio at the time of borrowing (6.17% at June 30, 2007). The Credit Facility matures in April 2010, with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at June 30, 2007.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three and six months ended June 30, 2007 and 2006. The interest and loan costs are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Gross interest expense and loan cost amortization	$13,166	$13,606	$27,580	$27,638
Less: capitalized interest and loan cost amortization	(5,094)	(2,398)	(9,852)	(4,459)

Net interest expense	$8,072	$11,208	$17,728	$23,179

5.    Deferred Revenue and Acquisition Related Liabilities

Deferred revenue and acquisition related liabilities, consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$47,420	$19,125
Acquisition related liabilities—below-market leases	2,955	3,871
Other deferred revenue	1,651	2,357

Total	$52,026	$25,353

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements for accounting purposes. For these tenant improvements the Company records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease.

During the six months ended June 30, 2007, the Company recorded an additional $29.8 million of deferred revenue related to tenant-funded tenant improvements. This amount primarily represents the cost of the tenant improvements paid for, or reimbursed by, the tenant at certain of the Company’s in process development and redevelopment projects. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the respective development and redevelopment projects.

During the three months ended June 30, 2007 and 2006, $0.8 million and $0.6 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. During the six months ended June 30, 2007 and 2006, $1.5 million and $1.1 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income.

Following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at June 30, 2007 for the next five years:

Year	(in thousands)
Remaining 2007	$2,511
2008	5,268
2009	5,050
2010	4,813
2011	4,494
2012	4,201
Thereafter	21,083

Total	$47,420

6.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned a 93.5%, 93.3% and 92.4% common general partnership interest in the Operating Partnership as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. The remaining 6.5%, 6.7% and 7.6% common limited partnership interest as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of the notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

The decrease in the common limited partnership interests was primarily due to the number of common limited partnership units of the Operating Partnership that were redeemed for shares of the Company’s common stock since June 30, 2006. From June 30, 2006 to June 30, 2007, 377,857 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis, which included 70,755 common limited partnership units redeemed for shares of the Company’s common stock

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a one-for-one basis during the six months ended June 30, 2007. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

7.    Stockholders’ Equity and Employee Share-Based Incentive Plans

Share-Based Incentive Plan

The Company establishes incentive award plans for the purpose of attracting and retaining officers, key employees and non-employee board members. The Company’s Board of Directors adopted the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares (“nonvested shares”), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the 2006 Plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. At June 30, 2007, there were 1,265,677 shares available to be granted under the 2006 Plan.

The Executive Compensation Committee, currently comprised of four independent directors, historically has granted nonvested shares of common stock to employees and non-employee board members on an annual basis under different programs. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or nonvested and are not returnable to the Company if the underlying shares ultimately do not vest.

Total compensation cost that has been expensed for all share-based compensation programs was $3.9 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $7.4 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively. Share-based compensation cost capitalized as part of real estate assets was $0.2 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $0.2 million for the six months June 30, 2007 and 2006, respectively.

Executive Officer Share-Based Compensation Programs

In February 2007, the Executive Compensation Committee awarded to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”) the following nonvested shares: 165,730 nonvested shares of common stock under the 2006 Annual Incentive Award Program and 38,629 nonvested shares of common stock under the 2006 Annual Long-Term Incentive Program. The total compensation cost to be recorded over the requisite service periods for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. Of the 165,730 shares awarded under the 2006 Annual Incentive Award Program, 65,464 vest on December 31, 2007, 50,133 vest on December 31, 2008, and 50,133 vest on December 31, 2009. Of the 38,629 shares awarded under the 2006 Annual Long-Term Incentive Program, 19,315 vest on December 31, 2007 and 19,314 vest on December 31, 2008. Compensation expense recognized for these programs was $2.4 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $4.8 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the Executive Compensation Committee approved the 2007 Annual Long-Term Incentive Program, which will allow for the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures are achieved. Individual awards under this program will be made under the 2006 Plan, and it is anticipated that such awards will be paid in nonvested shares, or if available, and at the employee’s option, in other equity-based instruments that, subject to vesting and other conditions, may become exchangeable on a one-for-one basis for shares of the Company’s common stock or cash, at the election of the Company. The Company anticipates that any nonvested shares or other equity-based instruments earned under this program will be issued during the first quarter of 2008. The Company recognizes compensation cost for this program over the requisite service period, which began in February 2007 upon authorization of the program and will end at the completion of the respective service vesting periods. Compensation cost is recorded using the accelerated expense attribution method over the requisite service period. During the program performance period, the Company estimates the total value of the potential future award based on management’s estimate of the probable achievement of the pre-established target levels for specific corporate performance measures for the year ending December 31, 2007 and then records the associated compensation cost for the period based on the portion of the requisite service period that has elapsed through the end of the reporting period. Individual awards earned under the 2007 Annual Long-Term Incentive Program will vest 50% on December 31, 2008 and 50% on December 31, 2009. Vesting is based on continued employment through the applicable vesting dates. For the three and six months ended June 30, 2007, the Company recognized approximately $0.6 million and $1.0 million, respectively, of estimated compensation expense for this program.

In February 2007, the Executive Compensation Committee approved the 2007 Long-Term Targeted Performance Incentive Program, which is comprised of two separate programs: the Development Performance Program (the “DPP”) and the Total Annual Shareholder Return Program (the “TASRP”). Performance is measured independently for each of these programs. With respect to the DPP, the incentive award to be earned will be based on the achievement of certain specified development completion and leasing targets. Performance is measured independently for the development completion and development leasing targets. If the development completion and leasing targets are individually not achieved, no award will be earned under that component of the DPP. Individual awards earned under the DPP will be made under the 2006 Plan and will be paid in shares of vested and unrestricted common stock of the Company or, if available, and at the employee’s option, other equity-based instruments, as there is no additional service vesting period under this program. During the performance period, the Company records compensation expense for the DPP at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation expense based upon the applicable portion of the estimated performance period that has elapsed through the end of the period. As a result, there may be volatility in the Company’s recorded compensation expense for the DPP based on changes in the likelihood of the specified targets being achieved and/or based on changes in the timeframe in which the targets may be achieved.

The incentive award to be earned for the TASRP will be based on absolute total shareholder return and relative total shareholder return targets for the year ending December 31, 2007. Performance is measured independently for the absolute and relative total shareholder return targets. If the absolute and relative shareholder return targets are individually not achieved, no award will be earned under that component of the TASRP. Individual awards earned under the TASRP will be made under the 2006 Plan, and such awards will be paid in nonvested shares or, if available, and at the employee’s option, in other equity-based instruments. The Company anticipates that any nonvested shares or other equity-based instruments earned will be issued during the first quarter of 2008. The Company recognizes compensation cost for this program over the requisite service period, which began in February 2007 upon authorization of the program and will end at the completion of the respective service vesting periods. Compensation cost is recorded using the accelerated expense attribution method over the requisite service period. During the performance period, the Company records compensation

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense for the TASRP based on the estimated fair value of the TASRP at the end of each period. As a result, there may be volatility to the Company’s recorded compensation expense for the TASRP during the performance period due to volatility in the Company’s common stock and the related impact on the fair value calculation at the end of each reporting period. After the performance period, if the specific targets are achieved, the compensation expense is recorded over the service vesting period using the accelerated expense attribution method. Individual awards earned under the TASRP will vest 50% on December 31, 2008 and 50% on December 31, 2009 based on continued employment through the applicable vesting dates.

For the three and six months ended June 30, 2007, the Company recognized approximately $0.5 million and $0.7 million, respectively, of estimated compensation expense for the DPP and the TASRP.

Key Employee Share-Based Compensation Program

In February 2007, the Executive Compensation Committee granted an aggregate of 56,074 nonvested shares of common stock to certain key employees for the 2006 performance period. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. These shares vest in equal annual installments over a five-year period. The Company recognizes compensation cost for these awards over the service vesting periods, which represent the requisite service periods, using the straight-line attribution expense method. For the three and six months ended June 30, 2007, the Company recognized approximately $0.2 million and $0.4 million, respectively, of compensation costs for these awards.

Non-employee Board Member Share-Based Compensation Program

The Executive Compensation Committee awards nonvested shares of common stock to non-employee board members on an annual basis as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation program, as approved by the Board of Directors in March 2007. The Company recognizes compensation cost for these fixed awards over the service vesting period, which represents the requisite service periods, using the straight-line attribution expense method.

In May 2007, the Executive Compensation Committee granted an aggregate of 6,890 nonvested shares of common stock to non-employee board members under this program. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $72.60 on the grant date of May 15, 2007. These shares vest in equal annual installments over a two-year period.

In June 2007, the Executive Compensation Committee granted 1,000 nonvested shares of common stock to each of the Company’s two newly elected board members, representing their initial equity awards. The nonvested shares were granted in accordance with the Company’s Board of Directors compensation program. The compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $71.11 on the grant date of June 21, 2007 and $69.96 on the grant date of June 25, 2007. The grant date for each new board member was the date such board member was elected to the Board of Directors. These shares vest in equal annual installments over a four-year period. In July 2007, one of the newly elected board members resigned from the Board of Directors, and the Company elected to exercise its right to repurchase at the par value of $.01 per share his initial equity award of 1,000 nonvested shares of common stock.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Share Summary

A summary of the Company’s nonvested shares as of January 1, 2007 and changes during the six months ended June 30, 2007 is presented below. All nonvested shares are subject only to service vesting conditions:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	146,952	$56.49
Granted	269,323	$87.75
Vested	(81,187)	$53.43
Forfeited	—	—

Nonvested at June 30, 2007	335,088	$82.36

As of June 30, 2007, there was $17.9 million of total unrecognized compensation cost related to nonvested shares granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The $17.9 million of unrecognized compensation cost does not reflect the potential future compensation cost related to the share-based incentive compensation programs approved in February 2007 for the Executive Officers since any nonvested shares earned under these programs will not be granted until 2008 or later. The compensation cost that will be recorded in future periods related to any nonvested shares granted under these programs will be based on the Company’s ultimate achievement of the pre-established target levels for specific corporate performance measures outlined in each of the programs. During the six months ended June 30, 2007 and 2006, 269,323 nonvested shares were granted at a weighted-average grant-date fair value of $87.75 per share, and 87,067 nonvested shares were granted at a weighted average grant date fair value of $67.69 per share, respectively. The total fair value of shares that vested during both the six months ended June 30, 2007 and 2006 was $6.7 million, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

During the six months ended June 30, 2007, the Company accepted the return, at the then-applicable current per share quoted market price on the NYSE, of 31,515 shares of its common stock in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. These shares are included in the vested shares line item in the table above.

Stock Options Summary

A summary of the Company’s stock options as of January 1, 2007 and changes during the six months ended June 30, 2007 is presented below. The Company has not issued stock options since 2002, and all stock options were fully vested as of December 31, 2005.

The Company’s stock option activity for the six months ended June 30, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	47,000	$24.33
Granted	—
Exercised	—	—
Cancelled	(20,000)	23.00

Outstanding at June 30, 2007	27,000	$25.32

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2007, the outstanding options had a weighted average remaining contractual life of 3.6 years. The stock options vested at 33 1/3% per year over three years beginning on the first anniversary date of the grant and are exercisable at the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

8.    Commitments and Contingencies

Other Contingencies—In October 2005, one of the Company’s Industrial Properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million of reimbursements from the Company’s insurance carrier and accrued an additional $0.2 million receivable from the insurance carrier since the Company expected to be fully reimbursed for this loss. In December 2006, the Company received a progress payment of approximately $0.8 million from the insurance carrier. Approximately $0.5 million, representing the portion of the proceeds that exceed the carrying value of the damaged components, has been deferred since the final settlement has not been reached and contingencies still existed as of June 30, 2007. The Company expects to record this amount as a gain when the final insurance settlement is received from the insurance carrier and all contingencies have been resolved in accordance with FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets. The Company currently anticipates the contingencies to be resolved in the third quarter of 2007.

9.    Deferred Compensation Plan

In June 2007, the Company adopted the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Plan”), under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. Eligible management employees (“Participants”) will receive monthly Company contributions to their Plan accounts equal to 10% of their respective gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Plan. The Company’s Board of Directors may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. Upon the adoption of the Plan, the Company’s Board of Directors approved a discretionary contribution of approximately $192,000, which was accrued as of June 30, 2007.

The Company will hold the Plan assets in a limited (“rabbi”) trust, subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Company will record a liability and the corresponding compensation cost for Plan deferrals at the time the Participants earn the compensation or at the time the Company obligates itself to make a contribution. This liability will be adjusted to reflect fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of the recording the liability to fair value will be recorded as an increase or decrease to compensation cost. Assets held by the rabbi trust will be classified as trading securities and reported as marketable securities on the Company’s consolidated balance sheet. These marketable securities will be adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in other income.

10.    Other Property Income

In January 2007, the Company recognized $1.1 million of other property income related to the early termination of a lease at an Office Property in San Diego, California, which encompassed approximately 40,200 rentable square feet.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2007, the Company recognized $1.7 million of other property income related to the early termination of a lease at an Office Property in San Diego, California, which encompassed approximately 49,000 rentable square feet.

11.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which the Company’s chief operating decision-makers internally evaluate operating performance and financial results: the Office Properties and the Industrial Properties. The Company also has certain corporate-level activities including legal, accounting, finance, and management information systems, which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses (“Net Operating Income”). There is no intersegment activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Office Properties:
Operating revenues(1)	$57,027	$54,077	$113,353	$107,577
Property and related expenses	15,287	14,519	29,939	28,900

Net Operating Income	41,740	39,558	83,414	78,677

Industrial Properties:
Operating revenues(1)	7,603	8,530	15,258	17,050
Property and related expenses	1,490	1,471	2,777	2,858

Net Operating Income	6,113	7,059	12,481	14,192

Total Reportable Segments:
Operating revenues(1)	64,630	62,607	128,611	124,627
Property and related expenses	16,777	15,990	32,716	31,758

Net Operating Income	47,853	46,617	95,895	92,869

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total Net Operating Income for reportable segments	47,853	46,617	95,895	92,869
Unallocated other income:
Total other income	371	306	990	676
Other unallocated expenses:
General and administrative expenses	9,460	4,714	18,508	9,649
Interest expense	8,072	11,208	17,728	23,179
Depreciation and amortization	17,745	17,666	34,982	35,046

Income from continuing operations before minority interests	12,947	13,335	25,667	25,671
Minority interests attributable to continuing operations	(2,006)	(2,147)	(3,981)	(4,348)
Income from discontinued operations	4,551	9,189	12,690	14,983

Net income	15,492	20,377	34,376	36,306
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Net income available for common stockholders	$13,090	$17,975	$29,572	$31,502

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the components that comprise income from discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007	2006
	(in thousands)
REVENUES:
Rental income	$		$962	$95	$2,285
Tenant reimbursements			115	3	252
Other property income			9,766		9,766

Total revenues			10,843	98	12,303

EXPENSES:
Property expenses			149	15	326
Real estate taxes			70	5	178
Provision for bad debts					17
Interest expense(1)					90
Depreciation and amortization			628		956

Total expenses			847	20	1,567

Net gain on dispositions of discontinued operations		4,848		13,474	5,655
Minority interest in earnings of Operating Partnership attributable to discontinued operations		(297)	(807)	(862)	(1,408)

Total income from discontinued operations		$4,551	$9,189	$12,690	$14,983

(1)	In connection with the disposition of the building sold in 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations.

Net gain on dispositions of discontinued operations for the three and six months ended June 30, 2007 includes a $4.8 million payment received to terminate a profit participation agreement that was entered into in connection with a property disposition in 2005. When the property disposition occurred in 2005, the Company entered into an agreement with the buyer under which the Company had the right to participate in certain future operating and sale profits of the property above specified thresholds without any risk of loss or continuing involvement to the Company. The Company recorded the initial gain on the disposition of this property in 2005 at the time of sale.

13.    Uncertain Tax Positions

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluated the potential impact of identified uncertain tax positions and concluded that its return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of June 30, 2007. The adoption of FIN 48 therefore had no impact to the Company’s consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$10,941	$11,188	$21,686	$21,323
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Income from continuing operations available for common stockholders	8,539	8,786	16,882	16,519
Discontinued operations	4,551	9,189	12,690	14,983

Net income available for common stockholders—numerator for basic and diluted earnings per share	$13,090	$17,975	$29,572	$31,502

Denominator:
Basic weighted average shares outstanding	32,371,183	31,048,657	32,359,999	30,248,817
Effect of dilutive securities—nonvested shares and stock options	114,988	123,100	125,567	145,215

Diluted weighted average shares and common share equivalents outstanding	32,486,171	31,171,757	32,485,566	30,394,032

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.26	$0.28	$0.52	$0.55
Discontinued operations	0.14	0.30	0.39	0.49

Net income available for common stockholders	$0.40	$0.58	$0.91	$1.04

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.26	$0.28	$0.52	$0.54
Discontinued operations	0.14	0.30	0.39	0.50

Net income available for common stockholders	$0.40	$0.58	$0.91	$1.04

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2007, there were 56,074 nonvested shares excluded from the computation of diluted earnings per share because they were antidilutive. At June 30, 2006, Company employees and directors held no options to purchase shares of the Company’s common stock or nonvested shares that were antidilutive to the diluted earnings per share computation.

15.    Subsequent Events

On July 18, 2007, aggregate dividends and distributions of $19.4 million were made to common stockholders and common unitholders of record on June 29, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, project development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials resulting from the effects of increased worldwide demand, increased labor costs, future interest rate levels, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered real estate investment trust, or REIT. We own our interests in all of our properties through Kilroy Realty, L.P., or the Operating Partnership, and Kilroy Realty Finance Partnership, L.P., or the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 93.5%, 93.3%, and 92.4% general partnership interest in the Operating Partnership as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively. We conduct substantially all of our development activities through Kilroy Services, LLC, a wholly-owned subsidiary of the Operating Partnership.

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

Rental rates.    The increase in rental rates on a GAAP basis was 17.2% and 25.2% for leases commencing during the three and six months ended June 30, 2007, respectively. On a cash basis, the increase in rental rates was 3.9% and 8.6% for leases commencing during the three and six months ended June 30, 2007, respectively. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year, month-to-month leases and leases at development and redevelopment buildings. We believe that at June 30, 2007, the average cash rental rates for our properties were approximately 10% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 850,400 square feet, or 7.3%, of currently available space in our stabilized portfolio, leases representing approximately 4.2% and 13.5% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2007 and in 2008, respectively. The leases scheduled to expire during the remainder of 2007 and the leases scheduled to expire in 2008 represent approximately 0.9 million square feet of office space, or 8.5%, of our total annualized base rent, and 1.0 million square feet of industrial space, or 3.4%, of our total annualized base rent, respectively. We believe that the average cash rental rates for leases scheduled to expire during the remainder of 2007 and in 2008 are approximately 15% to 20% and 5% to 10%, respectively, below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in 2007, based on third-party reports of positive net absorption and decreased levels of direct vacancy. Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 93.8% occupied with approximately 180,500 vacant rentable square feet as of June 30, 2007 as compared to 92.8% occupied with approximately 209,600 vacant rentable square feet as of December 31, 2006. Included in our Los Angeles office portfolio is a two-building office complex in El Segundo, encompassing approximately 369,500 rentable square feet, which was 80% occupied as of June 30, 2007. As of the date of this report, we had executed leases or letters of intent for approximately 89% of the total project rentable square feet. As of June 30, 2007, leases representing an aggregate of approximately 27,200 and 140,500 rentable square feet are scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 6.0% of the total occupied rentable square feet in this submarket at June 30, 2007.

San Diego County.    San Diego County’s real estate fundamentals remain sound based on third-party reports of positive absorption, increased rental rates and continued tenant demand. We continue our development and redevelopment of office projects in this market and seek economically attractive development opportunities in this region. See additional information regarding our development projects under the caption “—Development and redevelopment programs.” Our San Diego stabilized office portfolio was 93.9% occupied at June 30, 2007, compared to 98.6% occupied at December 31, 2006. The decrease primarily relates to one office building, encompassing approximately 93,000 rentable square feet, that was vacated in April 2007. The building has been re-leased to Cardinal Health, Inc. (“Cardinal Health”), and the new lease is expected to commence during the third quarter of 2007. See additional information regarding the Cardinal Health lease under the caption “—Development and redevelopment programs.” As of June 30, 2007, leases representing an aggregate of approximately 314,100 and 261,900 rentable square feet are scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 16.3% of the total occupied rentable square feet in this region at June 30, 2007.

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, and (iv) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies. Any of these factors may affect San Diego County’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material adverse effects arising from these factors.

Orange County.    As of June 30, 2007, our Orange County stabilized industrial portfolio was 90.5% occupied with approximately 349,000 vacant rentable square feet as compared to 95.6% occupied with approximately 163,500 vacant rentable square feet as of December 31, 2006. The decrease in occupancy is primarily due to two buildings, encompassing approximately 191,600 rentable square feet, that were each leased to single tenants. These leases expired during the first quarter of 2007. We are currently in active discussions with prospective tenants for both of the buildings. Also included in our Orange County industrial portfolio is one vacant building encompassing approximately 157,500 rentable square feet. We are in the process of re-entitling this property for residential use and, if successful, will evaluate the strategic options for the property, including the potential disposition of the asset. As of June 30, 2007, leases representing an aggregate of approximately 68,200 and 1,008,700 rentable square feet were scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 30.5% of the total occupied rentable square feet in this region at June 30, 2007 and 4.0% of our annualized base rental revenues.

Sublease space.    Of our leased space at June 30, 2007, approximately 536,500 rentable square feet, or 4.6%, of the square footage in our stabilized portfolio, was available for sublease, as compared to 516,700 rentable square feet, or 4.4%, at December 31, 2006. Of the 4.6% of available sublease space in our stabilized portfolio at June 30, 2007, approximately 1.4% was vacant space and the remaining 3.2% was still occupied by the tenant. Approximately 42%, 38% and 20% of the available sublease space as of June 30, 2007 is located in the San Diego County, Orange County and Los Angeles County submarkets, respectively. Of the approximately 536,500 rentable square feet available for sublease at June 30, 2007, there are no scheduled lease expirations during the remainder of 2007. Three leases representing approximately 76,900 rentable square feet are scheduled to expire in 2008.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

The Boeing Company.    As of June 30, 2007, our largest tenant based on its percentage of our total annualized base rental revenues, The Boeing Company (“Boeing”), leased an aggregate of approximately 676,000 rentable square feet under four separate leases, representing 4.2% of our total annualized base rental revenues at June 30, 2007. Boeing has one lease in El Segundo, California, encompassing approximately 286,000 rentable square feet, which is scheduled to expire in July 2010. Boeing has another lease in Seattle, Washington, encompassing 211,000 rentable square feet, which is scheduled to expire in December 2010. The remaining two leases for approximately 113,000 and 66,000 rentable square feet are scheduled to expire in March 2009 and October 2010, respectively.

Intuit Inc.    As of June 30, 2007, Intuit Inc. (“Intuit”), our fourth largest tenant based on its percentage of our total annualized base rental revenues, leased an aggregate of approximately 302,500 rentable square feet of office space throughout our Southern California portfolios under four separate leases, representing approximately 2.8% of our total annualized base rental revenues at June 30, 2007. We are completing development of approximately 465,600 rentable square feet of additional office space, comprising the entirety of a four-building office complex, in the 56 Corridor submarket in San Diego County (the “56 Corridor”) that has been pre-leased to Intuit under a ten-year lease agreement. Intuit began occupying two of the four buildings, encompassing approximately 205,200 rentable square feet, in July 2007 and is expected to begin occupying the remaining two buildings, encompassing approximately 260,400 rentable square feet, in August 2007, at which time Intuit is projected to become our largest tenant based on its percentage of our total annualized base rental revenues. See additional information regarding our development projects under the caption “—Development and redevelopment programs.”

Of the space currently occupied by Intuit, one of the leases encompasses approximately 212,200 rentable square feet, of which approximately 141,200 rentable square feet is scheduled to expire in August 2007 and the remaining 71,000 rentable square feet is scheduled to expire in August 2009. The remaining three leases encompass an aggregate of approximately 90,300 rentable square feet. All three of these leases are scheduled to expire in July 2014.

Development and redevelopment programs.    We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We have continued to aggressively seek and obtain development opportunities throughout Southern California and specifically in our core markets, such as the San Diego County region. We have made significant progress in expanding our development program through targeted acquisitions of properties and undeveloped land and new lease transactions.

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

As of June 30, 2007, we had five development projects under construction, consisting of eight buildings, which when complete are expected to encompass an aggregate of approximately 1,128,000 rentable square feet. One of the projects currently being developed is the previously discussed four-building office complex in the 56 Corridor submarket of San Diego County, which has been leased to Intuit. We began construction on two of the four buildings in the fourth quarter of 2005, and construction on the remaining two buildings commenced in the first quarter of 2006. The project, which will encompass an aggregate of approximately 465,600 rentable square feet, is expected to be completed in phases during the third quarter of 2007. Intuit began occupying two of the four buildings encompassing approximately 205,200 rentable square feet in July 2007 and is expected to begin occupying the remaining two buildings encompassing approximately 260,400 rentable square feet in August 2007. Our total estimated investment in this project is approximately $145 million.

We are also developing a three-story office building encompassing approximately 318,000 rentable square feet under a lease agreement with Cardinal Health. We began construction on the building, which is located in the Sorrento Mesa submarket of San Diego County, in September 2006. Our total estimated investment in this project is approximately $75 million. Cardinal Health began occupying the building in July 2007. Upon occupancy of this building, Cardinal Health became one of our top five tenants based on its percentage of our total annualized base rental revenues. The lease agreement with Cardinal Health also includes an existing building encompassing approximately 93,000 rentable square feet located adjacent to the development site. Cardinal Health is expected to begin occupying this building in October 2007.

We are also developing an office property in the I-15 Corridor submarket of San Diego County (the “I-15 Corridor”) encompassing an aggregate of approximately 142,700 rentable square feet of space. The project is located adjacent to our existing two-building office complex, which was 79.1% occupied at June 30, 2007. Development is expected to be completed in the fourth quarter of 2007. The project has a total estimated investment of approximately $65 million. As of June 30, 2007, the project had not been pre-leased.

We are also in the process of developing a six-story office building encompassing approximately 146,200 rentable square feet at our Innovation Corporate Center in the I-15 Corridor. A lease agreement for this property was executed in July 2006 with Scripps Health, our seventh largest tenant as of June 30, 2007. We commenced construction on the project in September 2006 and expect to complete development of this building in the third quarter of 2008. The lease is also expected to commence in the third quarter of 2008. Our total estimated investment in this project is approximately $51 million.

We are also developing an office property in the Sorrento Mesa submarket of San Diego County encompassing an aggregate of approximately 55,500 rentable square feet. Development is expected to be completed in the fourth quarter of 2007. Our total estimated investment in this project is approximately $22 million. As of June 30, 2007, the project had not been pre-leased.

We believe that another source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land available for development.

In the first quarter of 2007, we acquired an office project comprised of 5.6 acres of land and two existing office buildings, encompassing an aggregate of approximately 104,500 rentable square feet. The project is located in the I-15 Corridor. We acquired this project as a current redevelopment and potential future development opportunity. Upon acquisition in the first quarter of 2007, we began redevelopment of the vacant buildings, which were previously occupied by the owner. Our total estimated investment for the redevelopment is approximately $35 million, of which $25 million represents the acquisition cost of the project. As of June 30, 2007, we had incurred $1 million of redevelopment costs. See Note 2 to our consolidated financial statements for additional information regarding this acquisition.

We are also currently redeveloping approximately 107,000 rentable square feet of an office property in El Segundo, California that was occupied by Boeing and its predecessors for highly specialized use for over 20 years. The ground floor of the building, which encompasses approximately 15,700 rentable square feet of space, is not being redeveloped and is still reflected in our stabilized portfolio. Our total estimated investment for this redevelopment project is approximately $21 million, of which $5 million represents the net depreciated carrying value of the building allocated to the project at the commencement of redevelopment. As of June 30, 2007, we had incurred $12 million of redevelopment costs. The DIRECTV Group, Inc. has leased 77% of this space. The lease commenced in July 2007.

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

Rising Construction Costs.    As a result of increased worldwide demand, the availability of construction materials has become more limited, and the cost of such materials has increased significantly. The cost of skilled labor has also increased. A continued increase in the cost of construction materials, driven primarily by the volatility of the prices of underlying raw materials such as oil, cement and steel, and labor costs could adversely affect our expenditures for development and redevelopment costs and, consequently, our financial condition, results of operations and cash flows.

Incentive Compensation.    Our Executive Compensation Committee, which is comprised entirely of independent directors of the Company, determines compensation, including equity and cash incentive programs, for our Executive Officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our Executive Officers based on certain performance measures, including financial, operating and development targets. In the first quarter of 2007, our Executive Compensation Committee approved the 2007 Annual Bonus Program, the 2007 Annual Long-Term Incentive Program, and the 2007 Long-Term Targeted Performance Incentive Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. The provisions of these programs were previously reported on Form 8-K filed with the SEC on February 8, 2007. For further information regarding these programs, see Note 7 to our consolidated financial statements. As a result of the structure of these programs, and other programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for these programs will be affected by our operating and development performance, financial results, the performance of our common stock and market conditions. Consequently we cannot predict the amounts that will be recorded in future periods related to compensation programs.

Share-Based Compensation.    Historically, the Executive Compensation Committee has made annual grants of nonvested stock to employees and non-employee board members under our stock-based employee option and incentive compensation programs. As of June 30, 2007, there was $17.9 million of total unrecognized compensation cost related to nonvested shares granted under these programs. That cost is expected to be recognized over a weighted-average period of 1.6 years. For further information regarding these programs, see Note 7 to our consolidated financial statements.

Results of Operations

As of June 30, 2007, our stabilized portfolio was comprised of 84 Office Properties, encompassing an aggregate of approximately 7.8 million rentable square feet, and 43 Industrial Properties, encompassing an aggregate of approximately 3.9 million rentable square feet. Our stabilized portfolio of operating properties consists of all our properties, and excludes properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion, or lease-up properties, and projects currently under construction.

As of June 30, 2007, Office Properties and Industrial Properties represented approximately 87.7% and 12.3%, respectively, of our annualized base rent. For the three months ended June 30, 2007, average occupancy in our stabilized portfolio was 92.8%, compared to 95.9% for the three months ended June 30, 2006. For the six months ended June 30, 2007, average occupancy in our stabilized portfolio was 93.5% compared to 95.2% for the six months ended June 30, 2006. As of June 30, 2007, we had approximately 850,400 square feet of vacant space in our stabilized portfolio, compared to approximately 324,600 square feet as of June 30, 2006.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2006 to June 30, 2007. Rentable square footage in our portfolio of stabilized properties decreased by an aggregate of approximately 0.6 million rentable square feet, or 4.6%, to 11.7 million rentable square feet at June 30, 2007, as a result of the following activity.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at June 30, 2006	85	7,847,224	46	4,422,953	131	12,270,177
Properties added from the Development Portfolio	1	77,015			1	77,015
Properties transferred to the Redevelopment Portfolio			(1)	(303,000)	(1)	(303,000)
Dispositions(1)	(2)	(88,745)	(2)	(251,162)	(4)	(339,907)
Remeasurement		(454)		1,178		724

Total at June 30, 2007	84	7,835,040	43	3,869,969	127	11,705,009

(1)	In accordance with SFAS 144, the operating results and gains or losses on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 11 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Comparison of the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2007	2006
		($ in thousands)
Net Operating Income:
Office Properties	$41,740	$39,558	$2,182	5.5%
Industrial Properties	6,113	7,059	(946)	(13.4)

Total portfolio	47,853	46,617	1,236	2.7

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income for reportable segments	47,853	46,617	1,236	2.7
Other expenses:
General and administrative expenses	9,460	4,714	4,746	100.7
Interest expense	8,072	11,208	(3,136)	(28.0)
Depreciation and amortization	17,745	17,666	79	0.4
Other income	371	306	65	21.2

Income from continuing operations before minority interests	12,947	13,335	(388)	(2.9)
Minority interests attributable to continuing operations	(2,006)	(2,147)	141	(6.6)
Income from discontinued operations	4,551	9,189	(4,638)	(50.5)

Net income	15,492	20,377	(4,885)	(24.0)
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$13,090	$17,975	$(4,885)	(27.2)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for Office Properties and for Industrial Properties for the three months ended June 30, 2007 and 2006.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$49,731	$48,588	$1,143	2.4%	$49,067	$48,304	$763	1.6%
Tenant reimbursements	5,396	5,296	100	1.9	5,298	5,169	129	2.5
Other property income	1,900	193	1,707	884.5	1,900	193	1,707	884.5

Total	57,027	54,077	2,950	5.5	56,265	53,666	2,599	4.8

Property and related expenses:
Property expenses	10,683	10,063	620	6.2	10,572	9,698	874	9.0
Real estate taxes	4,195	3,959	236	6.0	4,138	3,910	228	5.8
Provision for bad debts	(93)	23	(116)	(504.3)	(93)	23	(116)	(504.3)
Ground leases	502	474	28	5.9	502	474	28	5.9

Total	15,287	14,519	768	5.3	15,119	14,105	1,014	7.2

Net Operating Income	$41,740	$39,558	$2,182	5.5%	$41,146	$39,561	$1,585	4.0%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at June 30, 2007.

Total revenues from Office Properties increased $3.0 million, or 5.5%, to $57.0 million for the three months ended June 30, 2007, compared to $54.0 million for the three months ended June 30, 2006. Rental income from Office Properties increased $1.1 million, or 2.4%, to $49.7 million for the three months ended June 30, 2007, compared to $48.6 million for the three months ended June 30, 2006. Rental income generated by the Core Office Portfolio increased $0.8 million, or 1.6%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The increase in rental income from the Core Office Portfolio is due to an increase in occupancy at two buildings in our Los Angeles office portfolio and an increase in rental rates within our total office portfolio. The remaining $0.3 million increase in rental income was attributable to an increase in rental income of $0.5 million generated by the office development property that was added to the stabilized portfolio in the fourth quarter of 2006 (the “2006 Office Development Property”), offset by a $0.2 million decrease in rental income generated by the property which was taken out of service and moved from our stabilized portfolio to the redevelopment portfolio in 2006 (the “2006 Office Redevelopment Property”).

Tenant reimbursements from Office Properties increased $0.1 million, or 1.9%, to $5.4 million for the three months ended June 30, 2007, compared to $5.3 million for the three months ended June 30, 2006. This increase was generated by the Core Office Portfolio due to an increase in occupancy at two buildings in our Los Angeles office portfolio, as mentioned above.

Other property income from Office Properties increased $1.7 million, or 884.5%, to $1.9 million for the three months ended June 30, 2007, compared to $0.2 million for the three months ended June 30, 2006. Other property income for the three months ended June 30, 2007 included $1.7 million related to the early termination of a lease at an office property in San Diego, California (see Note 10 to our consolidated financial statements for additional information). Other property income for the three months ended June 30, 2006 consisted of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $0.8 million, or 5.3%, to $15.3 million for the three months ended June 30, 2007, compared to $14.5 million for the three months ended June 30, 2006. Property expenses from Office Properties increased $0.6 million, or 6.2%, to $10.7 million for the three months ended June 30, 2007, compared to $10.1 million for the three months ended June 30, 2006. An increase of $0.9 million, or 9.0%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures, an increase in property management, janitorial and other contract services related to the increase in occupancy in the Los Angeles portfolio and an increase in electricity rates. A decrease of $0.3 million in property expenses was attributable to the 2006 Office Redevelopment Property taken out of service.

Real estate taxes from Office Properties increased $0.2 million, or 6.0%, for the three months ended June 30, 2007 as compared to the same period in 2006 which was attributable to an increase in real estate taxes for the Core Office Portfolio. The provision for bad debts from Office Properties decreased $0.1 million, or 504.3%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This decrease was due to an overall improvement in collections and our accounts receivable aging. We evaluate our reserve levels on a quarterly basis. Ground lease expense from Office Properties remained consistent for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Net Operating Income from Office Properties increased $2.2 million, or 5.5%, to $41.7 million for the three months ended June 30, 2007, compared to $39.5 million for the three months ended June 30, 2006. Of this increase, $1.6 million was generated by the Core Office Portfolio. The remaining increase of $0.6 million was comprised of a $0.5 million increase generated by the 2006 Office Development Property and a $0.1 million increase generated by the 2006 Office Redevelopment Property.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$6,723	$7,583	$(860)	(11.3)%	$6,723	$7,230	$(507)	(7.0)%
Tenant reimbursements	829	945	(116)	(12.3)	857	861	(4)	(0.5)
Other property income	51	2	49	2,450.0	51	2	49	2,450.0

Total	7,603	8,530	(927)	(10.9)	7,631	8,093	(462)	5.7

Property and related expenses:
Property expenses	757	701	56	8.0	757	693	64	9.2
Real estate taxes	666	737	(71)	(9.6)	666	653	13	2.0
Provision for bad debts	67	33	34	103.0	67	33	34	103.0

Total	1,490	1,471	19	1.3	1,490	1,379	111	8.0

Net Operating Income	$6,113	$7,059	$(946)	(13.4)%	$6,141	$6,714	$(573)	(8.5)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 and still owned and stabilized at June 30, 2007.

Total revenues from Industrial Properties decreased $0.9 million, or 10.9%, to $7.6 million for the three months ended June 30, 2007, compared to $8.5 million for the three months ended June 30, 2006. Rental income from Industrial Properties decreased $0.9 million, or 11.3%, to $6.7 million for the three months ended June 30, 2007, compared to $7.6 million for the three months ended June 30, 2006. Rental income generated by the Core Industrial Portfolio decreased $0.5 million, or 7.0%, for the three months ended June 30, 2007, compared to the same period in 2006. The decrease was primarily the result of decreased occupancy in the Orange County industrial portfolio due to three vacant buildings encompassing approximately 349,000 rentable square feet. We are in the process of re-entitling one of the properties, which encompasses approximately 157,500 rentable square feet, for residential use and, if successful, will evaluate the strategic options for this property, including the potential disposition of this asset. Average occupancy in the Core Industrial Portfolio decreased 8.8% to 91.0% for the three months ended June 30, 2007, compared to 99.8% for the three months ended June 30, 2006. The remaining decrease in rental income of $0.4 million is attributable to one industrial building that was moved from our stabilized portfolio to the redevelopment portfolio during 2006 (the “2006 Industrial Redevelopment Property”).

Tenant reimbursements from Industrial Properties decreased $0.1 million, or 12.3%, to $0.8 million for the three months ended June 30, 2007, compared to $0.9 million for the three months ended June 30, 2006. The decrease in tenant reimbursements was primarily attributable to the 2006 Industrial Redevelopment Property that was moved from our stabilized portfolio to the redevelopment portfolio in 2006.

Total expenses from Industrial Properties remained consistent at approximately $1.5 million during the three months ended June 30, 2007, compared to the same period in 2006. Property expenses from Industrial Properties increased $0.1 million, or 8.0%, to $0.8 million for the three months ended June 30, 2007, compared to $0.7 million for the three months ended June 30, 2006, which was attributable to fixed operating costs for the three vacant buildings in the Core Industrial Portfolio mentioned above. Real estate taxes decreased $0.1 million, or 9.6%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

Net Operating Income from Industrial Properties decreased $0.9 million, or 13.4%, to $6.1 million for the three months ended June 30, 2007, compared to $7.0 million for the three months ended June 30, 2006. Of this decrease, $0.6 million was attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in this portfolio as mentioned above. The remaining decrease of $0.3 million was attributable to the 2006 Industrial Redevelopment Property.

Non-Property Related Income and Expenses

General and administrative expenses increased $4.8 million, or 100.7%, to $9.5 million for the three months ended June 30, 2007, as compared to $4.7 million for the three months ended June 30, 2006. Of this $4.8 million increase, $4.1 million was due to an increase in accrued incentive compensation, primarily as a result of the timing of the approval of the 2006 executive compensation programs. We began to accrue compensation expense associated with the 2006 Annual Long-Term Incentive Program and 2006 Annual Bonus Exceptional Performance Program in September 2006. The increase in accrued compensation expense is also attributable to the 2007 executive compensation programs, which were approved in February 2007. For further information regarding incentive compensation programs, see Note 7 to our consolidated financial statements. The remaining increase in general and administrative expenses was due primarily to an increase in compliance and reporting costs related to being a public company and other compensation related expenses.

Interest expense decreased $3.1 million, or 28.0%, to $8.1 million for the three months ended June 30, 2007, compared to $11.2 million for the three months ended June 30, 2006. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees, decreased $0.4 million, or 3.2%, to $13.2 million for the three months ended June 30, 2007 compared to $13.6 million for the three months ended June 30, 2006. This decrease is mainly attributable to a decrease in our weighted-average interest rate during the three months ended June 30, 2007 as compared to the same period in 2006. The decrease in the weighted-average interest rate was primarily attributable to the repayment of higher interest bearing debt using the proceeds from the issuance of the Notes in April 2007 (see Note 4 to our consolidated financial statements for a complete discussion of the Notes). Our weighted-average interest rate including loan fees was 5.3% for the three months ended June 30, 2007 as compared to 6.3% for the three months ended June 30, 2006. This decrease was partially offset by an increase in our average debt balance during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Total capitalized interest and loan fees increased $2.7 million, or 112.4%, to $5.1 million for the three months ended June 30, 2007, as compared to $2.4 million for the three months ended June 30, 2006 due to higher average qualifying development expenditures during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Depreciation and amortization expense increased $0.1 million, or 0.4%, to $17.7 million for the three months ended June 30, 2007, compared to $17.6 million for the three months ended June 30, 2006. Depreciation for the Core Office and Core Industrial Portfolios and the 2006 Office Development Property increased $0.3 million and $0.2 million, respectively. These increases were offset by a $0.4 million decrease attributable to the transfer of both the 2006 Office Redevelopment Property and the 2006 Industrial Redevelopment Property from our stabilized portfolio to our redevelopment portfolio during 2006.

Total other income increased approximately $0.1 million, or 21.2%, to $0.4 million for the three months ended June 30, 2007, compared to $0.3 million for the three months ended June 30, 2006.

Comparison of the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2007	2006
	($ in thousands)
Net Operating Income:
Office Properties	$83,414	$78,677	$4,737	6.0%
Industrial Properties	12,481	14,192	(1,711)	(12.1)

Total portfolio	95,895	92,869	3,026	3.3

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income for reportable segments	95,895	92,869	3,026	3.3
Other expenses:
General and administrative expenses	18,508	9,649	8,859	91.8
Interest expense	17,728	23,179	(5,451)	(23.5)
Depreciation and amortization	34,982	35,046	(64)	(0.2)
Other income	990	676	314	46.4

Income from continuing operations before minority interests	25,667	25,671	(4)	0.0
Minority interests attributable to continuing operations	(3,981)	(4,348)	367	(8.4)
Income from discontinued operations	12,690	14,983	(2,293)	(15.3)

Net income	34,376	36,306	(1,930)	(5.3)
Preferred dividends	(4,804)	(4,804)	—	0.0

Net income available for common stockholders	$29,572	$31,502	$(1,930)	(6.1)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for Office Properties and for Industrial Properties for the six months ended June 30, 2007 and 2006.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$99,280	$96,683	$2,597	2.7%	$97,965	$95,813	$2,152	2.2%
Tenant reimbursements	11,072	9,779	1,293	13.2	10,882	9,382	1,500	16.0
Other property income	3,001	1,115	1,886	169.1	3,001	1,115	1,886	169.1

Total	113,353	107,577	5,776	5.4	111,848	106,310	5,538	5.2

Property and related expenses:
Property expenses	20,875	19,468	1,407	7.2	20,734	18,865	1,869	9.9
Real estate taxes	8,267	7,956	311	3.9	8,160	7,857	303	3.9
Provision for bad debts	(221)	483	(704)	(145.8)	(221)	483	(704)	(145.8)
Ground leases	1,018	993	25	2.5	1,018	993	25	2.5

Total	29,939	28,900	1,039	3.6	29,691	28,198	1,493	5.3

Net Operating Income	$83,414	$78,677	$4,737	6.0%	$82,157	$78,112	$4,045	5.2%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at June 30, 2007.

Total revenues from Office Properties increased $5.8 million, or 5.4%, to $113.4 million for the six months ended June 30, 2007, compared to $107.6 million for the six months ended June 30, 2006. Rental income from Office Properties increased $2.6 million, or 2.7%, to $99.3 million for the six months ended June 30, 2007, compared to $96.7 million for the six months ended June 30, 2006. Rental income generated by the Core Office Portfolio increased $2.2 million, or 2.2%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase in rental income from the Core Office Portfolio is primarily the result of increased occupancy. Average occupancy in the Core Office Portfolio increased 1.2% to 94.5% for the six months ended June 30, 2007 compared to 93.3% for the same period in 2006. The remaining $0.4 million increase in total office portfolio rental income was attributable to a $1.0 million increase in rental income generated by the 2006 Office Development Property offset by a $0.6 million decrease due to the 2006 Office Redevelopment Property taken out of service in June 2006.

Tenant reimbursements from Office Properties increased $1.3 million, or 13.2%, to $11.1 million for the six months ended June 30, 2007 compared to $9.8 million for the six months ended June 30, 2006. An increase of $1.5 million was generated by the Core Office Portfolio due to an increase in occupancy in this portfolio, as mentioned above, and the corresponding increase in reimbursable expenses. This increase was partially offset by a decrease of $0.2 million attributable to a decrease of $0.4 million attributable to the 2006 Office Redevelopment Property taken out of service offset by an increase of $0.2 million generated by the 2006 Development Property.

Other property income from Office Properties increased $1.9 million, or 169.1%, to $3.0 million for the six months ended June 30, 2007 compared to $1.1 million for the six months ended June 30, 2006. Other property income for the six months ended June 30, 2007 included $2.8 million in lease termination fees from two early lease terminations at two of our Office Properties in San Diego (see Note 10 to our consolidated financial statements for additional information). Other property income for the six months ended June 30, 2006 included a $0.7 million lease termination fee from a former tenant in one of our San Diego properties.

Total expenses from Office Properties increased $1.0 million, or 3.6%, to $29.9 million for the six months ended June 30, 2007 compared to $28.9 million for the six months ended June 30, 2006. Property expenses from Office Properties increased $1.4 million, or 7.2%, to $20.9 million for the six months ended June 30, 2007 compared to $19.5 million for the six months ended June 30, 2006. An increase of $1.9 million, or 9.9%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management, janitorial and other contract services expenses related to an increase in occupancy and an increase in electricity. This increase was partially offset by a decrease of $0.5 million attributable to the 2006 Office Redevelopment Property, which was taken out of service in 2006.

Real estate taxes from Office Properties increased $0.3 million, or 3.9%, for the six months ended June 30, 2007 as compared to the same period in 2006, which was attributable to an increase in real estate taxes for the Core Office Portfolio.

The provision for bad debts from Office Properties decreased $0.7 million, or 145.8%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease is primarily due to a general improvement in our accounts receivable aging and our historical loss experience. We evaluate our reserve levels on a quarterly basis. Ground lease expenses from Office Properties remained consistent for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Net Operating Income from Office Properties increased $4.7 million, or 6.0%, to $83.4 million for the six months ended June 30, 2007 compared to $78.7 million for the six months ended June 30, 2006. Of this increase, $4.1 million was generated by the Core Office Portfolio. The remaining increase of $0.6 million was attributable to an increase of $1.1 million generated by the 2006 Office Development Property, offset by a decrease of $0.5 million attributable to the 2006 Office Redevelopment Property.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$13,489	$15,086	$(1,597)	(10.6)%	$13,489	$14,373	$(884)	(6.2)%
Tenant reimbursements	1,712	1,947	(235)	(12.1)	1,712	1,689	23	1.4
Other property income	57	17	40	235.3	57	17	40	235.3

Total	15,258	17,050	(1,792)	(10.5)	15,258	16,079	(821)	(5.1)

Property and related expenses:
Property expenses	1,423	1,300	123	9.5	1,443	1,274	169	13.3
Real estate taxes	1,332	1,474	(142)	(9.6)	1,332	1,305	27	2.1
Provision for bad debts	22	84	(62)	(73.8)	22	84	(62)	(73.8)

Total	2,777	2,858	(81)	(2.8)	2,797	2,663	134	5.0

Net Operating Income	$12,481	$14,192	$(1,711)	(12.1)%	$12,461	$13,416	$(955)	(7.1)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 and still owned and stabilized at June 30, 2007.

Total revenues from Industrial Properties decreased $1.8 million, or 10.5%, to $15.3 million for the six months ended June 30, 2007 compared to $17.1 million for the six months ended June 30, 2006. Rental income from Industrial Properties decreased $1.6 million, or 10.6%, to $13.5 million for the six months ended June 30, 2007 compared to $15.1 million for the six months ended June 30, 2006. Rental income generated by the Core Industrial Portfolio decreased $0.9 million, or 6.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily the result of decreased occupancy in the Orange County industrial portfolio due to three vacant buildings encompassing approximately 349,000 rentable square feet. We are in the process of re-entitling one of the properties which encompasses approximately 157,500 rentable square feet, for residential use and, if successful, will evaluate the strategic options for this property, including the potential disposition of this asset. Average occupancy in the Core Industrial Portfolio decreased 8.1% to 91.4% for the six months ended June 30, 2007 as compared to 99.5% for the six months ended June 30, 2006. The remaining $0.7 million decrease from Industrial Properties was attributable to the 2006 Industrial Redevelopment Property which was taken out of service in 2006.

Tenant reimbursements from Industrial Properties decreased $0.2 million, or 12.1%, to $1.7 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. The decrease in tenant reimbursements was primarily attributable to the 2006 Industrial Redevelopment Property that was reclassified from our stabilized portfolio to the redevelopment portfolio during 2006 and the vacancy at the three properties in the Core Industrial Portfolio noted above partially offset by increased tenant reimbursements from the remaining properties in the Core Industrial Portfolio.

Total expenses from Industrial Properties decreased $0.1 million, or 2.8%, to $2.8 million for the six months ended June 30, 2007 compared to $2.9 million for the six months ended June 30, 2006. Property expenses from Industrial Properties increased $0.1 million, or 9.5%, to $1.4 million for the six months ended June 30, 2007 compared to the $1.3 million for the six months ended June 30, 2006. Real estate taxes decreased $0.1 million, or 9.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The provision for bad debts decreased by $0.1 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $1.7 million, or 12.1%, to $12.5 million for the six months ended June 30, 2007 compared to $14.2 million for the six months ended June 30, 2006. Of this decrease, $1.0 million was attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in this portfolio as mentioned above. The remaining decrease of $0.7 million was attributable to the 2006 Industrial Redevelopment Property.

Non-Property Related Income and Expenses

General and administrative expenses increased $8.9 million, or 91.8%, to $18.5 million for the six months ended June 30, 2007 compared to $9.6 million for the six months ended June 30, 2006. The increase is primarily due to a $7.3 million increase in accrued incentive compensation, primarily as a result of the timing of the approval of the 2006 executive compensation programs. We began to accrue compensation expense associated with the 2006 Annual Long-Term Incentive Program and 2006 Annual Bonus Exceptional Performance Program in September 2006. The increase in accrued compensation expense is also attributable to the 2007 executive compensation programs, which were approved in February 2007. For further information regarding incentive compensation programs, see Note 7 to our consolidated financial statements. The remaining increase in general and administrative expenses was due primarily to an increase in compliance and reporting costs related to being a public company and payroll related expenses.

Interest expense decreased $5.5 million, or 23.5%, to $17.7 million for the six months ended June 30, 2007 compared to $23.2 million for the six months ended June 30, 2006. Gross interest and loan fee expense, before the effect of capitalized interest and loan fees remained consistent at $27.6 million for the six months ended June 30, 2007 and June 30, 2006. Our weighted-average interest rate including loan fees decreased to 5.8% for the three months ended June 30, 2007 as compared to 6.2% for the three months ended June 30, 2006 as a result of the repayment of higher interest bearing debt using the proceeds from the issuance of the Notes in April 2007. The impact of this decrease to gross interest and loan fee expense was fully offset by the effect of our higher average debt balance during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Total capitalized interest and loan fees increased $5.4 million, or 120.9%, to $9.9 million for the six months ended June 30, 2007, as compared to $4.5 million for the six months ended June 30, 2006 primarily due to higher average qualifying development expenditures during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Depreciation and amortization expense decreased $0.1 million, or 0.2%, to $34.9 million for the six months ended June 30, 2007 compared to $35.0 million for the six months ended June 30, 2006. This decrease is mainly attributable to a $0.9 million decrease in depreciation resulting from reclassifying the 2006 Office Redevelopment Property and the 2006 Industrial Redevelopment Property from the stabilized portfolio to the redevelopment portfolio partially offset by increased depreciation in the Core Office and Core Industrial Portfolios and 2006 Office Development Property of $0.5 million and $0.3 million, respectively.

Total other income increased approximately $0.3 million, or 46.4%, to $1.0 million for the six months ended June 30, 2007 compared to $0.7 million for the six months ended June 30, 2006. The increase in other income was due to a $0.5 million increase in interest income, which was primarily attributable to interest earned on the funds held at a qualified intermediary for a Section 1031 exchange in the first quarter of 2007. The increase was partially offset by a $0.2 million decrease in other income from our derivative instruments that expired in December 2006.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at June 30, 2007:

Occupancy by Segment Type

Region	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles County	24	2,898,396	93.8%
Orange County	5	277,340	97.4
San Diego County	47	3,780,344	93.9
Other	8	878,960	90.5

	84	7,835,040	93.6

Industrial Properties:
Los Angeles County	1	192,053	100.0
Orange County	42	3,677,916	90.5

	43	3,869,969	91.0

Total portfolio	127	11,705,009	92.7%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases(1)	Percentage of Total Leased Square Feet Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (in thousands)(2)
Office Properties:
Remaining 2007(3)	24	380,311	5.3%	$6,586
2008	62	512,274	7.1	11,436
2009	79	1,278,819	17.7	29,617
2010	72	1,199,171	16.6	30,700
2011	60	776,904	10.7	14,254
2012	30	428,676	5.9	12,627

Total Office	327	4,576,155	63.3	105,220

Industrial Properties:
Remaining 2007(3)	2	64,303	1.9	549
2008	13	928,713	26.9	6,612
2009	14	731,502	21.2	4,609
2010	13	356,075	10.3	2,795
2011	10	408,402	11.8	3,156
2012	8	389,369	11.3	2,479

Total Industrial	60	2,878,364	83.4	20,200

Total	387	7,454,519	69.7%	$125,420

(1)	Excludes space leased under month-to-month leases and vacant space at June 30, 2007.
(2)	Reflects annualized contractual base rent calculated on a straight-line basis.
(3)	Represents leases expiring during the remainder of 2007 for which renewals have not been executed.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the three months ended June 30, 2007:
Office Properties	11	10	72,164	131,256	17.0%	3.6%	43.8%	57
Industrial Properties	3	4	75,576	156,980	17.8	4.8	88.7	55

Total portfolio	14	14	147,740	288,236	17.2%	3.9%	60.5%	56

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the six months ended June 30, 2007:
Office Properties	18	18	166,198	287,675	26.7%	9.1%	45.4%	104
Industrial Properties	4	8	81,576	211,690	19.8	6.5	50.0	53

Total portfolio	22	26	247,774	499,365	25.2%	8.6%	47.3%	84

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment

The following tables set forth certain information regarding our in-process and committed office development and redevelopment projects as of June 30, 2007. See further discussion regarding our projected development and redevelopment trends under the caption “Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Development Projects

Project Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)(3)	Total Costs as of June 30, 2007(3)(4)	Percent Leased as of June 30, 2007
				($ in millions)
Projects Under Construction
Santa Fe Summit—Phase I(5) 56 Corridor San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	465,600	$145.2	$138.0	100%
Pacific Corporate Center(6) Sorrento Mesa San Diego, CA	3rd Qtr 2007	3rd Qtr 2007	318,000	75.1	62.4	100%
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	142,726	65.4	25.9	0%
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	51.1	17.5	100%
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	21.8	12.1	0%

Total Projects Under Construction			1,127,982	$358.6	$255.9	82%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2007.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of June 30, 2007.
(5)	Construction on two of the four buildings commenced in the fourth quarter of 2005. Construction on the remaining two buildings commenced in the first quarter of 2006. Intuit began occupying two of the four buildings, encompassing approximately 205,200 rentable square feet, in July 2007 and is expected to begin occupying the remaining two buildings, encompassing approximately 260,400 rentable square feet, in August 2007.
(6)	Cardinal Health began occupying the building in July 2007.

Redevelopment Projects

Project Name / Submarket / City	Pre- and Post- Redevelop- ment Type	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs(3)	Total Estimated Investment(4)	Total Costs as of June 30, 2007(4)(5)	Percent Leased as of June 30, 2007
					($ in millions)
Projects Under Construction
2240 E. Imperial Highway(6) Kilroy Airport Center El Segundo, CA	Lab to Office	3rd Qtr 2007	3rd Qtr 2008	107,041	$5.0	$15.5	$20.5	$17.1	77%
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	Office	3rd Qtr 2007	3rd Qtr 2008	104,500	24.7	9.9	34.6	26.0	0%

Total Projects Under Construction				211,541	$29.7	$25.4	$55.1	$43.1	39%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped.
(3)	Represents total projected redevelopment costs at June 30, 2007.
(4)	Amounts exclude tenant-funded tenant improvements.
(5)	Represents cash paid and costs incurred as of June 30, 2007, including the existing investment at commencement of redevelopment. See footnote (2) above.
(6)	The DIRECTV Group, Inc. has leased 77% of this space. The lease commenced in July 2007.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million Credit Facility, proceeds received from our disposition program, construction loans and the public or private issuance of debt or equity securities. As of June 30, 2007, our total debt as a percentage of total market capitalization was 27.6%, and our total debt plus preferred equity as a percentage of total market capitalization was 33.1%.

In April 2007, we issued $460 million in aggregate principal amount of Notes (see Note 4 to our consolidated financial statements for a complete discussion of the Notes). We used a portion of the net proceeds received from the Notes to pay down the $331 million balance of the Credit Facility and to repay one variable rate secured loan of $31 million that was originally scheduled to mature in January 2009. Additionally, we repaid two fixed-rate secured loans totaling $21 million that were contractually scheduled to mature in August 2007. As a result of these transactions, the availability under the Credit Facility increased to $532 million at June 30, 2007, and our total weighted average interest rate decreased to 5.1%.

As of June 30, 2007, we had borrowings of $18 million outstanding under the Credit Facility. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing (6.17% at June 30, 2007). We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at June 30, 2007.

The composition of our aggregate debt balances at June 30, 2007 and December 31, 2006 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Secured vs. unsecured:
Secured	39.2%	52.2%	5.9%	6.0%
Unsecured	60.8	47.8	4.0	6.2
Fixed-rate vs. variable-rate:
Fixed-rate	94.8	61.0	4.7	6.0
Variable-rate	5.2%	39.0%	6.1	6.2
Total debt			4.7	6.1
Total debt including loan fees			5.1%	6.3%

Following is our total market capitalization at June 30, 2007:

	Shares/Units at June 30, 2007	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(in thousands)
Debt:
Secured debt		$400,617	10.8%
Exchangeable senior notes		460,000	12.4
Unsecured senior notes		144,000	3.9
Credit facility		18,000	0.5

Total debt		1,022,617	27.6

Equity:
7.450% Series A cumulative redeemable preferred units(1)	1,500,000	75,000	2.1
7.800% Series E cumulative redeemable preferred stock(2)	1,610,000	40,250	1.1
7.500% Series F cumulative redeemable preferred stock(2)	3,450,000	86,250	2.3
Common units outstanding(3)	2,247,774	159,232	4.3
Common shares outstanding(3)	32,707,444	2,316,995	62.6

Total equity		2,677,727	72.4

Total Market Capitalization		$3,700,344	100.0%

(1)	Value based on $50.00 per share liquidation preference.
(2)	Value based on $25.00 per share liquidation preference.
(3)	Value based on the closing price per share of our common stock of $70.84 at June 29, 2007.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt, unsecured senior notes, Notes and Credit Facility and scheduled interest payments of our fixed-rate debt at June 30, 2007 and provides information about the minimum commitments due in connection with our ground lease obligations and capital, development and purchase commitments at June 30, 2007. The table does not reflect available maturity extension options.

	Payment Due by Period
	Remainder of 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Years Ending After 2011	Total
	(in thousands)
Principal payments—secured debt	$4,608	$162,700	$116,720	$116,589	$400,617
Principal payments—Notes				460,000	460,000
Principal payments—unsecured senior notes			61,000	83,000	144,000
Principal payments—Credit Facility(1)			18,000		18,000
Interest payments—fixed-rate debt(2)	22,645	81,340	66,825	27,195	198,005
Ground lease obligations(3)	921	3,332	3,131	72,402	79,786
Development and redevelopment commitments(4)	74,833	17,442			92,275
Capital commitments(5)	23,869				23,869

Total	$126,876	$264,814	$265,676	$759,186	$1,416,552

(1)	Our Credit Facility has a one-year extension option.
(2)	As of June 30, 2007, 94.8% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 5.2% debt bears interest at variable rates and the variable interest rate payments are based on LIBOR plus a spread that ranges from 0.75% to 0.85%. The interest payments on our variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on its variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of June 30, 2007, one-month LIBOR was 5.32%. See additional information regarding our debt under Item 3: Quantitative and Qualitative Disclosures About Market Risk and Note 4 to our consolidated financial statements.
(3)	We have non-cancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years, and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084.
(4)	Amounts represent contractual commitments for development and redevelopment contracts and executed leases for development and redevelopment projects under construction at June 30, 2007. Costs include the remaining total estimated investment, excluding capitalized interest and development overhead for pre-leased properties, and excluding capitalized interest, development overhead and potential future leasing costs and tenant improvements for projects not yet pre-leased at June 30, 2007. The timing of these expenditures may fluctuate based on the ultimate progress of construction.
(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements.

Capital Commitments

As of June 30, 2007, we had five development projects and two redevelopment projects that were under construction. Our total estimated investment for these projects is approximately $414 million, including capitalized interest. We had incurred costs of approximately $299 million on these projects as of June 30, 2007 and currently project we could spend approximately $86 million of the remaining $115 million of presently budgeted development costs during the remainder of 2007. We are currently contractually obligated to pay approximately $75 million during the remainder of 2007.

As of June 30, 2007, we had executed leases that contractually committed us to pay approximately $22 million in unpaid leasing costs and tenant improvements, and we had executed contracts outstanding that contractually committed us to pay approximately $2 million in capital improvements at June 30, 2007. During the remainder of 2007, we plan to spend approximately $14 million to $16 million in capital improvements, tenant improvements and leasing costs for properties within our stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Off-Balance Sheet Arrangements

As of June 30, 2007 and the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash provided by operating activities fluctuated by $76.3 million, or 4,488.2%, to $74.6 million for the six months ended June 30, 2007, compared to $1.7 million used in operating activities for the six months ended June 30, 2006. The change is primarily attributable to a $71.7 million cash payment made to our Executive Officers in January 2006, which represented the total amount earned under a special long-term compensation program. The remaining change is primarily due to a decrease in cash paid for interest as compared to the same period in 2006.

Net cash used in investing activities increased $78.7 million, or 147.9%, to $131.9 million for the six months ended June 30, 2007, compared to $53.2 million for the six months ended June 30, 2006. The increase was primarily attributable to expenditures for the acquisition and development of development properties and undeveloped land during the six months ended June 30, 2007. There were no acquisitions during the same period in 2006. These increases were partially offset by an increase in net proceeds received from dispositions as compared to the same period in 2006 and proceeds received from the termination of a profit participation agreement. (See Note 12 to our consolidated financial statements.)

Net cash provided by financing activities decreased $3.1 million, or 5.2%, to $56.5 million cash provided by financing activities for the six months ended June 30, 2007, compared to $59.6 million for the six months ended June 30, 2006. The decrease is due to an increase in dividends paid to common stockholders during the six months ended June 30, 2007 as compared to the same period in 2006. The increase in dividends paid is attributable to the dividends on the shares we issued in May 2006, as well as an increase in our dividend rate during 2007. During the six months ended June 30, 2006, we received approximately $136.1 million in net proceeds from the May 2006 share issuance. We did not raise any equity capital during the six months ended June 30, 2007. However, there was an increase of approximately $166.4 million in net proceeds received from debt financings during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, partially offset by $29.1 million in cash paid for capped call options on common stock in 2007. See Note 4 to our consolidated financial statements for information about the issuance of the Notes.

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

The following table presents our Funds from Operations, for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income available for common stockholders	$13,090	$17,975	$29,572	$31,502
Adjustments:
Minority interest in earnings of Operating Partnership	906	1,557	2,049	2,962
Depreciation and amortization of real estate assets	17,526	18,098	34,551	35,607
Net gain on dispositions of operating properties	(4,848)		(13,474)	(5,655)

Funds From Operations(1)	$26,674	$37,630	$52,698	$64,416

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures which include the periodic use of derivative instruments. Our primary strategy when entering into derivative contracts is to minimize the variability that changes in interest rates could have on our future cash flows. When we have derivative instruments, we generally employ such derivative instruments to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes. As of June 30, 2007 and December 31, 2006, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2006 to June 30, 2007 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at June 30, 2007 and December 31, 2006. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The table presents principal cash flows and related weighted average interest rates by contractual maturity dates at June 30, 2007. The table also presents comparative summarized information for financial instruments held at December 31, 2006. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.85% at June 30, 2007 and LIBOR plus spreads of 0.85% to 1.10% at December 31, 2006.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						June 30, 2007		December 31, 2006
	Remaining 2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate				$18.0			$18.0	$18.0	$276.0	$276.0
Variable-rate index				LIBOR			LIBOR		LIBOR
Fixed-rate				$61.0		$543.0	$604.0	$598.6	$144.0	$146.7
Average interest rate(1)				5.72%		3.74%	3.94%		6.14%
Secured debt:
Variable-rate				$35.5			$35.5	$35.5	$66.5	$66.5
Variable-rate index				LIBOR			LIBOR		LIBOR
Fixed-rate	$4.6	$81.4	$81.3	$6.2	$75.0	$116.6	$365.1	$365.8	$392.7	$392.0
Average interest rate(1)	6.21%	4.09%	7.15%	6.57%	6.69%	5.64%	5.87%		5.93%

(1)	Represents average interest rate of fixed-rate debt maturities.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.    RISK FACTORS—No changes

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Operating Partnership issued $460,000,000 in aggregate principal amount of Notes, as previously disclosed on Forms 8-K filed with the SEC on April 5, 2007 and April 11, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of our stockholders on May 17, 2007, our stockholders elected William P. Dickey (25,210,372 votes for and 766,052 votes withheld) as director of the Company for a term expiring in the year 2010.

ITEM 5.    OTHER INFORMATION

On July 24, 2007, the Company and the Operating Partnership entered into: (i) an Employment Agreement with Steven R. Scott, pursuant to which Mr. Scott agreed to continue serving the Company as Senior Vice President, San Diego; (ii) an Employment Agreement with Tyler H. Rose, pursuant to which Mr. Rose agreed to continue serving the Company as Senior Vice President and Treasurer; and (iii) an Employment Agreement with Heidi Roth, pursuant to which Ms. Roth agreed to continue serving the Company as Senior Vice President and Controller (collectively, the “Employment Agreements”). Each Employment Agreement is effective as of January 1, 2007 (the “Effective Date”).

The Employment Agreements supersede any previous employment agreements by and between the Company and Mr. Scott, Mr. Rose and Ms. Roth (the “Executives”), respectively. Copies of the Employment Agreements are filed with this report as Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4. The summary of the Employment Agreements provided herein is qualified in its entirety by reference to the text of the Employment Agreements, which is incorporated herein by reference.

Term

Each of the Employment Agreements has an initial term beginning on the Effective Date and ending on December 31, 2009. On December 31, 2009 and on each December 31 thereafter, the term of each Employment Agreement will automatically extend for one additional year, unless either the Company or the Executive gives written notice of non-extension at least ninety (90) days before such December 31, whereupon the Employment Agreement will terminate on such December 31.

Compensation

In consideration for the services that Mr. Scott will render pursuant to Mr. Scott’s Employment Agreement, Mr. Scott is entitled to receive: (i) an annual base salary of $350,000, subject to annual review by the Executive Compensation Committee (the “Committee”) of the Board of Directors (the “Board”); (ii) an annual cash award, which target equals $300,000, 25% of which may be payable in Company stock at the sole discretion of the Committee; and (iii) an annual stock incentive award, which target equals $575,000, 100% of which is payable in Company stock.

In consideration for the services that Mr. Rose will render pursuant to Mr. Rose’s Employment Agreement, Mr. Rose is entitled to receive: (i) an annual base salary of $350,000, subject to annual review by the Committee; (ii) an annual cash award, which target equals $275,000, 25% of which may be payable in Company stock at the sole discretion of the Committee; and (iii) an annual stock incentive award, which target equals $450,000, 100% of which is payable in Company stock.

In consideration for the services that Ms. Roth will render pursuant to Ms. Roth’s Employment Agreement, Ms. Roth is entitled to receive: (i) an annual base salary of $200,000, subject to annual review by the Committee; and (ii) an annual cash award, which target equals $100,000, 25% of which may be payable in Company stock at the sole discretion of the Committee.

The Executives are also generally entitled to participate in all compensation plans and programs offered by the Company to its executive officers, including outperformance incentive award plans, and in all benefit plans and programs offered by the Company to its executive officers and its employees. The Executives are also eligible to receive certain perquisites pursuant to policies implemented by the Board and the Committee.

Termination of Employment by the Company Without Cause or by the Relevant Executive for Good Reason

In the event that the employment of Mr. Scott or Mr. Rose is terminated without “Cause” or for “Good Reason” (as defined in the applicable Employment Agreement), such terminated Executive is entitled to receive the following payments and benefits (together with the Severance Payment, the “Termination Benefits”): (i) accrued but unpaid compensation through the date of termination; (ii) annual incentive compensation, based on actual performance prior to the date of termination and reasonably anticipated performance through the remainder of the year; (iii) full vesting of time-based equity awards; (iv) vesting of performance-based cash or equity awards (excluding outperformance incentive awards) as governed by the applicable plans, programs, and agreements, but with the objectives of such awards deemed to be met at the greater of (a) target on the date of termination or (b) actual performance as of the date of termination and reasonably anticipated performance through the remainder of the year; (v) all payments due under any other compensatory or benefit plan; (vi) the settlement of any deferral arrangements in accordance with the plans and programs governing the deferral; and (vii) continuation health coverage for the terminated Executive, his spouse and his dependents, as applicable, for two years after the date of termination, at the expense of the Company. In addition, each Executive is entitled to receive a severance payment (the “Severance Payment”) equal to (i) two times his annual base salary and (ii) two times the average of his two highest annual incentives (e.g., the sum of the annual cash award for Mr. Scott and Mr. Rose, as detailed above, and the annual stock incentive target, which is $575,000 for Mr. Scott and $450,000 for Mr. Rose) during the three preceding full performance years.

In the event that the employment of Ms. Roth is terminated without “Cause” or for “Good Reason” (as defined in the applicable Employment Agreement), Ms. Roth is entitled to receive the following payments and benefits (together with the Roth Severance Payment, the “Roth Termination Benefits”): (i) accrued but unpaid compensation through the date of termination; (ii) annual incentive compensation, based on actual performance prior to the date of termination and reasonable anticipated performance through the remainder of the year; (iii) full vesting of time-based equity awards; (iv) vesting of performance-based cash or equity awards (excluding outperformance incentive awards) as governed by the applicable plans, programs, and agreements, but with the objectives of such awards deemed to be met at the greater of (a) target on the date of termination or (b) actual performance as of the date of termination and reasonably anticipated performance through the remainder of the year; (v) all payments due under any other compensatory or benefit plan; (vi) the settlement of any deferral arrangements in accordance with the plans and programs governing the deferral; and (vii) continuation health coverage for Ms. Roth, her spouse and her dependents, as applicable, for one and one-half years after the date of termination, at the expense of the Company. In addition, Ms. Roth is entitled to receive a severance payment (the “Roth Severance Payment”) equal to (i) one and one-half times her annual base salary and (ii) one and one-half times the average of her two highest annual incentives during the three preceding full performance years.

Termination of Employment Upon Retirement, Death or Disability

In the event that the employment of Mr. Scott or Mr. Rose is terminated due to his retirement, such terminated Executive is entitled to receive all Termination Benefits, except that (i) his Severance Payment shall be equal to zero and (ii) the continuation of health coverage for the terminated Executive, his spouse and his dependents, as applicable, shall be for one year after the date of termination, at the expense of the Company.

In the event that the employment of Mr. Scott or Mr. Rose is terminated due to his death, such terminated Executive is entitled to receive the Termination Benefits, except that (i) his Severance Payment shall equal (a) one times his annual base salary and (b) one times the average of his two highest annual incentives (e.g., the sum of the annual cash award for Mr. Scott and Mr. Rose, as detailed above, and the annual stock incentive target, which is $575,000 for Mr. Scott and $450,000 for Mr. Rose) during the three preceding full performance years, and (ii) the continuation of health coverage for the terminated Executive, his spouse and his dependents, as applicable, shall be for one year after the date of termination, at the expense of the Company. In the event that the employment of Ms. Roth is terminated due to her death, such terminated Executive is entitled to receive the Roth Termination Benefits, except that (i) the Roth Severance Payment shall be equal to (a) one times her annual base salary and (b) one times the average of her two highest annual incentives during the three preceding full performance years and (ii) the continuation of health coverage for the terminated Executive, her spouse and her dependents, as applicable, shall be for one year after the date of termination, at the expense of the Company.

In the event that the employment of Mr. Scott or Mr. Rose is terminated due to his disability, such terminated Executive is entitled to receive the Termination Benefits, except that the continuation of health coverage for the terminated Executive, his spouse and his dependents, as applicable, shall be for one year after the date of termination, at the expense of the Company. In the event that the employment of Ms. Roth is terminated due to her disability, such terminated Executive is entitled to receive the Roth Termination Benefits, except that the continuation of health coverage for the terminated Executive, her spouse and her dependents, as applicable, shall be for one year after the date of termination, at the expense of the Company.

Change in Control Arrangements

If Mr. Scott or Mr. Rose becomes entitled to the Termination Benefits (or other compensation or benefits) in connection with a change in control of the Company (the “Change in Control Benefits”), then certain excise taxes may apply under Section 4999 of the Internal Revenue Code. To avoid such excise taxes, the Company will reduce the Change in Control Benefits payable to an Executive. The Company will undertake such a reduction, however, only if the Executive retains a greater portion of the Change in Control Benefits after such reduction than the portion of the Change in Control Benefits that the Executive would have retained without such reduction and after the payment of applicable excise taxes. The Company agrees to place the Change in Control Benefits due to the Executives in separate rabbi trusts on behalf of each Executive within thirty (30) days after a “Change in Control” (as defined in the applicable Employment Agreements).

Release and Covenants

The Employment Agreements require each of the Executives to sign a general release in order to receive their termination benefits (including the severance payments) described above, other than accrued but unpaid compensation through the date of termination.

Mr. Scott and Mr. Rose will also be subject to (i) restrictions on competition during the term of the Employment Agreements and for one year after a Change in Control, (ii) restrictions on solicitation during the term of the Employment Agreements and for two years after termination of employment due to disability, without Cause or for Good Reason, (iii) restrictions on disclosure of confidential information during the term of the Employment Agreements and in perpetuity thereafter, and (iv) restrictions on disparaging the Company, its affiliates and agents during the term of the Employment Agreements and in perpetuity thereafter. The Executives further agree to cooperate with the Company, during the term of the Employment Agreements and thereafter, regarding any litigation to which the Company is party. If an Executive fails to comply with the restrictions on competition, solicitation, and disclosure of confidential information described above, then the Executive may forfeit all equity awards granted at or after the Effective Date and held by the Executive or his transferee at the time of such non-compliance.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating its 9.250% Series D Cumulative Redeemable Preferred Stock (4)(5)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

3(ii).2	Amendment No. 1 to Amended and Restated Bylaws of the Registrant (14)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997 (1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

Exhibit Number	Description
4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (13)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan (16)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (18)

4.15†	Form of Restricted Stock Award Agreement (17)

4.16

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.25% Exchangeable Senior Notes due 2012 (15)

4.17	Registration Rights Agreement, dated as of April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, JP Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (15)

10.1*†	Kilroy Realty Corporation 2007 Deferred Compensation Plan

10.2*†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007

10.3*†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007

10.4*†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.
(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.
(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.
(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.
(13)	Previously filed as an exhibit to the Registration Statement on Form S-8 (No. 333-135385).
(14)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2007.
(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.
(16)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.
(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.
(18)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2007.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)