Form 10-Q
period 2007-09-30
KILROY REALTY CORP
filed 2007-10-24
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 23, 2007, 32,765,893 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$312,057	$293,059
Buildings and improvements	1,730,833	1,484,051
Undeveloped land and construction in progress	250,028	263,651

Total real estate held for investment	2,292,918	2,040,761
Accumulated depreciation and amortization	(488,050)	(443,807)

Total real estate held for investment, net	1,804,868	1,596,954
Properties held for sale, net		4,512

Total real estate assets, net	1,804,868	1,601,466

CASH AND CASH EQUIVALENTS	3,655	11,948
RESTRICTED CASH	1,362	494
FUNDS HELD AT QUALIFIED INTERMEDIARY FOR SECTION 1031 EXCHANGE		43,794
MARKETABLE SECURITIES (Note 10)	455
CURRENT RECEIVABLES, NET	4,231	5,890
DEFERRED RENT RECEIVABLES, NET	66,073	61,929
NOTES RECEIVABLE	11,002	11,096
DEFERRED LEASING COSTS AND ACQUISITION RELATED INTANGIBLES, NET	56,629	49,019
DEFERRED FINANCING COSTS, NET	9,144	5,100
PREPAID EXPENSES AND OTHER ASSETS, NET	6,331	8,616

TOTAL ASSETS	$1,963,750	$1,799,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 5)	$398,283	$459,198
Exchangeable senior notes, net (Note 5)	455,860
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 5)	52,000	276,000
Accounts payable, accrued expenses and other liabilities	67,356	67,729
Accrued distributions	20,610	19,610
Deferred revenue and acquisition related liabilities (Note 6)	56,638	25,353
Rents received in advance and tenant security deposits	17,862	19,900

Total liabilities	1,212,609	1,011,790

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS (Note 7):
7.45% Series A cumulative redeemable preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	35,968	39,628

Total minority interests	109,606	113,266

STOCKHOLDERS’ EQUITY (Note 8):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
Series B junior participating preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D cumulative redeemable preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E cumulative redeemable preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding	38,425	38,425
7.50% Series F cumulative redeemable preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,707,444 and 32,398,881 shares issued and outstanding, respectively	327	324
Additional paid-in capital (Note 5)	654,569	671,484
Distributions in excess of earnings	(134,943)	(119,094)

Total stockholders’ equity	641,535	674,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,963,750	$1,799,352

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Rental income	$60,560	$56,264	$173,329	$168,036
Tenant reimbursements	6,945	5,876	19,729	17,603
Other property income (Note 11)	134	521	3,191	1,653

Total revenues	67,639	62,661	196,249	187,292

EXPENSES:
Property expenses	12,285	11,344	34,582	32,112
Real estate taxes	5,374	4,728	14,973	14,158
Provision for bad debts	(111)	56	(310)	626
Ground leases	511	514	1,529	1,507
General and administrative expenses	8,719	5,673	27,227	15,322
Interest expense	9,009	10,312	26,737	33,491
Depreciation and amortization	18,771	17,764	53,753	52,808

Total expenses	54,558	50,391	158,491	150,024

OTHER INCOME AND EXPENSE:
Interest and other investment income	305	359	1,295	841
Net settlement receipts on interest rate swaps		299		747
Loss on derivative instruments		(324)		(580)

Total other income and expense	305	334	1,295	1,008

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	13,386	12,604	39,053	38,276

MINORITY INTERESTS:
Distributions on cumulative redeemable preferred units	(1,397)	(1,397)	(4,191)	(4,191)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(620)	(593)	(1,807)	(2,148)

Total minority interests	(2,017)	(1,990)	(5,998)	(6,339)

INCOME FROM CONTINUING OPERATIONS	11,369	10,614	33,055	31,937

DISCONTINUED OPERATIONS (Note 13):
Revenues from discontinued operations	282	397	380	12,696
Expenses from discontinued operations	(217)	(719)	(236)	(2,286)
Net gain on dispositions of discontinued operations		25,603	13,474	31,259
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(4)	(1,919)	(866)	(3,327)

Total income from discontinued operations	61	23,362	12,752	38,342

NET INCOME	11,430	33,976	45,807	70,279

PREFERRED DIVIDENDS	(2,402)	(2,402)	(7,206)	(7,206)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$9,028	$31,574	$38,601	$63,073

Income from continuing operations per common share—basic (Note 15)	$0.28	$0.26	$0.80	$0.80

Income from continuing operations per common share—diluted (Note 15)	$0.28	$0.25	$0.80	$0.80

Net income per common share—basic (Note 15)	$0.28	$0.98	$1.19	$2.04

Net income per common share—diluted (Note 15)	$0.28	$0.98	$1.19	$2.03

Weighted average shares outstanding—basic (Note 15)	32,373,228	32,199,885	32,364,457	30,906,319

Weighted average shares outstanding—diluted (Note 15)	32,501,719	32,323,675	32,491,009	31,044,314

Dividends declared per common share	$0.555	$0.530	$1.665	$1.590

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2006	$121,582	32,398,881	$324	$671,484	$(119,094)	$674,296
Net income					45,807	45,807
Exchange of common units of the Operating Partnership (Note 7)		70,755	1	1,836		1,837
Grant of nonvested shares of common stock (Note 8)		269,323	2	2,968		2,970
Repurchase of common stock (Note 8)		(32,515)		(2,631)		(2,631)
Non-cash amortization of nonvested share grants				9,180		9,180
Exercise of stock options (Note 8)		1,000		29		29
Cost of capped call options on common stock (Note 5)				(29,050)		(29,050)
Adjustment for minority interest (Note 1)				753		753
Preferred dividends					(7,206)	(7,206)
Dividends declared per common share ($1.665 per share)					(54,450)	(54,450)

BALANCE AT SEPTEMBER 30, 2007	$121,582	32,707,444	$327	$654,569	$(134,943)	$641,535

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,807	$70,279
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	53,111	53,585
(Decrease) increase in provision for uncollectible tenant receivables	(310)	402
Increase in provision for uncollectible deferred rent receivables		241
Distributions on cumulative redeemable preferred units	4,191	4,191
Minority interests in earnings of Operating Partnership	2,673	5,475
Depreciation of furniture, fixtures and equipment	642	639
Non-cash amortization of nonvested stock	11,117	2,657
Non-cash amortization of deferred financing costs	2,028	909
Amortization of above/below market rents, net	(920)	(1,113)
Net gain on dispositions of operating properties	(13,474)	(31,259)
Amortization of deferred revenue related to tenant improvements (Note 6)	(2,752)	(1,717)
Non-cash lease termination fee (Note 13)	(259)	(2,334)
Net settlement receipts on interest rate swaps		(747)
Loss on derivative instruments		580
Other		68
Changes in assets and liabilities:
Marketable securities (Note 10)	(455)
Current receivables	1,969	2,189
Deferred rent receivables	(4,884)	(5,834)
Deferred leasing costs and acquisition related intangibles	(1,304)	(1,126)
Prepaid expenses and other assets	(1,373)	(2,623)
Accounts payable, accrued expenses and other liabilities	13,045	(69,756)
Rents received in advance and tenant security deposits	758	2,526
Deferred revenue and acquisition related liabilities	7,129	4,804

Net cash provided by operating activities	116,739	32,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(31,868)	(26,710)
Expenditures for development, redevelopment projects and undeveloped land	(154,421)	(77,875)
Acquisition of redevelopment property and undeveloped land (Note 2)	(68,970)
Proceeds received from 1031 exchange completion (Note 2)	43,794
Net proceeds received from dispositions of operating properties (Note 3)	14,473	15,508
Proceeds from termination of profit participation agreement (Note 13)	4,848
Proceeds from sales of marketable securities (Note 10)	259
Decrease (increase) in escrow deposits	3,000	(2,000)
Increase in restricted cash	(868)	(599)
Net cash settlement receipts on interest rate swaps		728
Collections of principal on the note receivable	94	87

Net cash used in investing activities	(189,659)	(90,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable senior notes, net of discount (Note 5)	455,400
Proceeds from issuance of common stock, net		136,059
Cost of capped call options on common stock (Note 5)	(29,050)
Net (repayments) borrowings on unsecured line of credit	(224,000)	5,000
Principal payments on secured debt	(60,915)	(10,277)
Repurchase of common stock (Note 8)	(2,631)	(2,891)
Financing costs	(5,616)	(2,190)
Proceeds from exercise of stock options	29	760
Dividends and distributions paid to common stockholders and common unitholders	(57,193)	(52,370)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(11,397)	(11,397)

Net cash provided by financing activities	64,627	62,694

Net (decrease) increase in cash and cash equivalents	(8,293)	3,869
Cash and cash equivalents, beginning of period	11,948	3,881

Cash and cash equivalents, end of period	$3,655	$7,750

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $13,400 and $7,175 at September 30, 2007 and 2006, respectively	$20,450	$34,885

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Tenant improvements funded directly by tenants to third-parties (Note 6)	$27,882

Accrual for expenditures for operating properties, development and redevelopment projects	$12,015	$15,326

Net proceeds from a disposition held by a qualified intermediary in connection with a Section 1031 Exchange		$43,794

Non-cash increase in real estate assets in connection with a lease termination		$2,334

Non-cash receipt of marketable securities in connection with a lease termination (Note 13)	$259

Accrual of dividends and distributions payable to common stockholders and common unitholders	$19,400	$18,400

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$1,837	$35,721

Accrued costs for issuance of exchangeable senior notes (Note 5)	$778

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2007 and 2006

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates and develops office and industrial real estate, primarily in Southern California. The Company operates as a self-administered real estate investment trust (“REIT”). As of September 30, 2007, the Company’s stabilized portfolio of operating properties consisted of 89 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.6 million and 3.9 million rentable square feet, respectively, and was 92.6% occupied. The Company’s stabilized portfolio of operating properties consists of all of the Office Properties and the Industrial Properties and excludes development and redevelopment properties currently under construction and “lease-up” properties.

The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following substantial completion. Lease-up properties are reclassified to land and improvements and buildings and improvements from construction in progress on the consolidated balance sheets upon building shell completion. As of September 30, 2007, the Company had two redevelopment projects comprised of three buildings, which encompass an aggregate of approximately 212,000 rentable square feet. One of the redevelopment projects, encompassing approximately 107,000 rentable square feet, was in the lease-up phase and is located in Los Angeles County. The other redevelopment property, encompassing approximately 105,000 rentable square feet, was under construction and is located in San Diego County. As of September 30, 2007, the Company had three development projects, comprised of three buildings under construction, which are expected to encompass an aggregate of approximately 344,000 rentable square feet when completed. These development projects are all located in San Diego County.

The Company owns its interests in all of the Office Properties and the Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”) and conducts substantially all of its operations through the Operating Partnership. The Company owned a 93.5% general partnership interest in the Operating Partnership as of September 30, 2007. Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest in the Finance Partnership. The Operating Partnership owns the remaining 99.0% limited partnership interest in the Finance Partnership. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company also consolidates all variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company had no VIEs at September 30, 2007 or December 31, 2006.

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

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting for, and recording of, interest and penalties on uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, and the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. (See Note 14 for further information on the Company’s adoption of FIN 48.)

In October 2006, the FASB issued FASB Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FASB Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of Statement of Financial Accounting Standards 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

2.    Acquisitions

Acquisition of Properties

During the nine months ended September 30, 2007, the Company acquired the following property, which is currently being redeveloped and is included in construction in progress on the consolidated balance sheet as of September 30, 2007:

Property Name/Submarket/City	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)
Sabre Springs Corporate Center I-15 Corridor San Diego, CA(1)	Office	January	2	104,500	$24.7

(1)	Acquisition includes approximately 5.6 acres of land.

Acquisitions of Undeveloped Land

During the nine months ended September 30, 2007, the Company acquired the following parcels of undeveloped land:

Property Name /Submarket/ City	Month of Acquisition	Gross Acreage	Purchase Price (in millions)
Santa Fe Summit—Phase III 56 Corridor San Diego, CA	January	10.5	$28.0
Carlsbad Oaks Carlsbad Carlsbad, CA	February	32.0	15.8

Total		42.5	$43.8

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of the acquisitions was purchased from an unaffiliated third party and was funded with borrowings under the Company’s Credit Facility (defined in Note 5) and/or the funds held at qualified intermediary for Section 1031 exchange.

3.    Disposition

During the nine months ended September 30, 2007, the Company sold the following properties, which were classified as held for sale as of December 31, 2006, to an unaffiliated third party:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price(1) (in millions)
181/185 S. Douglas Street El Segundo, CA	Office	January	1	61,545
2270 El Segundo Boulevard El Segundo, CA	Industrial	January	1	6,362

Total			2	67,907	$14.8

(1)	The Company sold these properties for cash in a portfolio transaction in January 2007. The sales price shown represents the sales price for the entire transaction.

For the nine months ended September 30, 2007, the Company recorded a net gain of approximately $8.6 million in connection with the disposition noted above. The income and net gain on disposition of these properties have been included in discontinued operations (see Note 13).

4.    Development and Redevelopment Properties

Stabilized Development Properties

During the three months ended September 30, 2007, the Company added the following development properties to the Company’s stabilized portfolio and reclassified related construction in progress balances of approximately $18.5 million and $179.8 million to land and improvements and buildings and improvements, respectively, on the Company’s consolidated balance sheet:

Property Name / Submarket / City	Property Type	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Percentage Leased at September 30, 2007
Santa Fe Summit—Phase I 56 Corridor San Diego, CA	Office	Q3 2007	Q3 2007	4	465,800	100%
Pacific Corporate Center Sorrento Mesa San Diego, CA	Office	Q3 2007	Q3 2007	1	318,000	100%

Total				5	783,800	100%

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease-Up Redevelopment Properties

During the three months ended September 30, 2007, the Company moved the following redevelopment property from under construction to the lease-up phase. Related construction in progress balances of approximately $0.5 million and $12.2 million were reclassified to land and improvements and buildings and improvements, respectively, on the Company’s consolidated balance sheet:

Property Name / City	Pre and Post Redevelopment Property Type	Completion Date	Estimated Stabilization Date (1)	Number of Buildings	Rentable Square Feet	Percentage Leased at September 30, 2007
2440 E. Imperial Highway – Kilroy Airport Center El Segundo, CA	Lab to Office	Q3 2007	Q3 2008	1	107,000	77%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95%) or one year from the date of substantial completion.

5.    Unsecured and Secured Debt

Exchangeable Senior Notes

In April 2007, the Operating Partnership issued $460 million in aggregate principal amount of 3.25% Exchangeable Senior Notes due 2012 (the “Notes”). Interest is payable on the Notes semi-annually in arrears on April 15th and October 15th of each year, and began on October 15, 2007. The Notes will mature on April 15, 2012. The initial discount at issuance of $4.6 million is being amortized into interest expense over the term of the Notes in a manner that approximates the effective interest method. The carrying value of the Notes at September 30, 2007 reflects an unamortized discount of $4.1 million.

The Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter beginning after June 30, 2007 if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of Company common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Notes was less than 98% of the product of the closing sale price per share of Company common stock multiplied by the applicable exchange rate, (iii) if the Notes have been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011.

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

The Notes are unsecured obligations that rank equally with all other unsecured indebtedness and are effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the collateral

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securing such indebtedness). The terms of the Notes are governed by an indenture, dated as of April 2, 2007, by and among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The indenture does not contain any financial or operating covenants.

In connection with the offering of the Notes, the Operating Partnership entered into capped call option transactions with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers Inc. The capped call option transactions are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. Holders of the Notes will not have any rights with respect to the capped call option transactions. The capped call option transactions will cover, subject to customary anti-dilution adjustments, 5,224,708 shares of the Company’s common stock at a strike price of $88.04, which corresponds to the initial exchange price of the Notes. The economic impact of these capped call option transactions is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.04 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share. If, however, the market value per share of the Company’s common stock exceeds $102.72 per common share then the dilution mitigation under the capped call option transactions will be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72. The capped call option transactions will terminate upon the earlier of the maturity date of the related Notes or the first day all the related Notes are no longer outstanding due to exchange. The cost of the capped call option transactions was approximately $29.1 million and was recorded as a reduction of additional paid-in-capital in stockholders equity on the Company’s consolidated balance sheet.

Unsecured Line of Credit and Secured Debt

In April 2007, the Operating Partnership used $397.5 million of the $421.8 million net proceeds received from the Notes, after the effect of underwriters fees, discounts and payment for the capped call option transactions, to repay the $331.0 million principal balance then outstanding on the unsecured line of credit (the “Credit Facility”), to repay the principal balance on one fixed-rate secured loan of $35.5 million contractually scheduled to mature in July 2008 and to repay the principal balance on one variable-rate secured loan of $31.0 million that was contractually scheduled to mature in January 2009. The $35.5 million loan that was repaid was subsequently amended into a $35.5 million secured line of credit that bears interest at an annual rate of LIBOR plus 0.75% (6.34% at September 30, 2007) and matures in April 2010. As of September 30, 2007, the Company had borrowings of $35.5 million outstanding under this line of credit.

As of September 30, 2007, the Company had borrowings of $52.0 million outstanding under the Credit Facility and availability of approximately $498.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (6.35% at September 30, 2007). The Credit Facility matures in April 2010 with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed-charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Noncompliance with one or more of the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at September 30, 2007.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three and nine months ended September 30, 2007 and 2006. The interest and loan costs are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Gross interest expense and loan cost amortization	$13,590	$13,296	$41,169	$40,934
Less: capitalized interest and loan cost amortization	(4,581)	(2,984)	(14,432)	(7,443)

Net interest expense	$9,009	$10,312	$26,737	$33,491

6.    Deferred Revenue and Acquisition-Related Liabilities

Deferred revenue and acquisition-related liabilities consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$52,068	$19,125
Acquisition-related liabilities—below-market leases	2,719	3,871
Other deferred revenue	1,851	2,357

Total	$56,638	$25,353

The Company records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements for accounting purposes. For these tenant improvements, the Company records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease.

During the nine months ended September 30, 2007, the Company recorded an additional $35.7 million of deferred revenue related to tenant-funded tenant improvements. This amount primarily represents the cost of the tenant improvements paid for or reimbursed by the tenant at certain of the Company’s in-process development and redevelopment projects. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the respective development and redevelopment projects.

During the three months ended September 30, 2007 and 2006, $1.3 million and $0.6 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. During the nine months ended September 30, 2007 and 2006, $2.8 million and $1.7 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at September 30, 2007 for the remainder of 2007 and the next five years and thereafter:

Year	(in thousands)
Remaining 2007	$1,587
2008	6,026
2009	5,759
2010	5,469
2011	5,096
2012	4,803
Thereafter	23,328

Total	$52,068

7.    Minority Interests

Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company owned a 93.5%, 93.3% and 93.3% common general partnership interest in the Operating Partnership as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. The remaining 6.5%, 6.7% and 6.7% common limited partnership interest as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates and other outside investors in the form of common limited partnership units. The common limited partnership units are redeemable at the option of the unitholders. Upon receipt of a notice of redemption, the Company may elect, subject to certain limitations, to exchange the common limited partnership units for shares of the Company’s common stock on a one-for-one basis or to have the Operating Partnership redeem the units for cash in an amount equal to the fair market value at the time of redemption, as provided in the partnership agreement.

The decrease in the common limited partnership interests was primarily due to the number of common limited partnership units of the Operating Partnership that were redeemed for shares of the Company’s common stock since September 30, 2006. From September 30, 2006 to September 30, 2007, 80,755 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis, which included 70,755 common limited partnership units redeemed for shares of the Company’s common stock on a one-for-one basis during the nine months ended September 30, 2007. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units.

8.    Stockholders’ Equity and Employee Share-Based Incentive Plans

Share-Based Incentive Plan

The Company establishes incentive award plans for the purpose of attracting and retaining officers, key employees and non-employee board members. The Company’s Board of Directors adopted the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares (“nonvested shares”), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Share awards issuable under the plan are registered under a Registration Statement filed with the SEC on Form S-8. At September 30, 2007, there were 1,266,677 shares and share-based awards available to be granted under the 2006 Plan.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Executive Compensation Committee, which is currently comprised of four independent directors, historically has granted nonvested shares of common stock to employees and non-employee board members on an annual basis under different programs. The share awards are valued based on the quoted closing share price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the grant date. Dividends are paid on all outstanding shares whether vested or nonvested and are not returnable to the Company if the underlying shares ultimately do not vest.

Total compensation expense recognized for all share-based compensation programs was $3.7 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $11.1 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively. Share-based compensation cost capitalized as part of real estate assets was $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Executive Officer Share-Based Compensation Programs

In February 2007, the Executive Compensation Committee awarded to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Executive Officers”) the following nonvested shares: 165,730 nonvested shares of common stock under the 2006 Annual Incentive Award Program and 38,629 nonvested shares of common stock under the 2006 Annual Long-Term Incentive Program. The total compensation cost to be recorded over the requisite service periods for the nonvested shares was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. Of the 165,730 shares awarded during 2007 under the 2006 Annual Incentive Award Program, 65,464 vest on December 31, 2007, 50,133 vest on December 31, 2008 and 50,133 vest on December 31, 2009. Of the 38,629 shares awarded during 2007 under the 2006 Annual Long-Term Incentive Program, 19,315 vest on December 31, 2007 and 19,314 vest on December 31, 2008. Compensation expense recognized for these programs was $2.4 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $7.3 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.

In February 2007, the Executive Compensation Committee approved the 2007 Annual Long-Term Incentive Program, which allows the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures are achieved. Individual awards under this program will be made under the 2006 Plan, and it is anticipated that such awards will be paid in nonvested shares or, if available and at the employee’s option, in other equity-based instruments that, subject to vesting and other conditions, may become exchangeable on a one-for-one basis for shares of the Company’s common stock or cash, at the election of the Company. The Company anticipates that any nonvested shares or other equity-based instruments earned under this program would be issued during the first quarter of 2008. The Company recognizes compensation cost for this program over the requisite service period, which began in February 2007 upon authorization of the program and will end at the completion of the respective service vesting periods. Compensation cost is recorded using the accelerated expense attribution method over the requisite service period. During the program performance period, the Company estimates the total value of the potential future award based on management’s estimate of the probable achievement of the pre-established target levels for specific corporate performance measures for the year ending December 31, 2007 and then records the associated compensation cost for the period based on the portion of the requisite service period that has elapsed through the end of the reporting period. Individual awards earned under the 2007 Annual Long-Term Incentive Program would vest in two equal installments on December 31, 2008 and December 31, 2009. Vesting is based on continued employment through the applicable vesting dates. For the three and nine months ended September 30, 2007, the Company recognized approximately $0.6 million and $1.6 million, respectively, of estimated compensation expense for this program.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the Executive Compensation Committee approved the 2007 Long-Term Targeted Performance Incentive Program, which is comprised of two separate programs: the Development Performance Program (the “DPP”) and the Total Annual Shareholder Return Program (the “TASRP”). Performance is measured independently for each of these programs. With respect to the DPP, the incentive award that may be earned will be based on the achievement of certain specified development completion and leasing targets. Performance is measured independently for the development completion and development leasing targets. If the development completion and leasing targets are individually not achieved, no award would be earned under that component of the DPP. Individual awards earned under the DPP would be made under the 2006 Plan and would be paid in shares of vested and unrestricted common stock of the Company or, if available and at the employee’s option, other equity-based instruments, as there is no additional service vesting period under this program. During the performance period, the Company records compensation expense for the DPP at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation expense based upon the applicable portion of the estimated performance period that has elapsed through the end of the period. As a result, there may be volatility in the Company’s recorded compensation expense for the DPP based on changes in the likelihood of the specified targets being achieved and/or based on changes in the timeframe in which the targets may be achieved. For the three and nine months ended September 30, 2007, the Company recognized approximately $0.4 million and $1.0 million, respectively, of estimated compensation expense for the DPP.

The incentive award that may be earned for the TASRP is based on absolute total shareholder return and relative total shareholder return targets for the year ending December 31, 2007. Performance is measured independently for the absolute and relative total shareholder return targets. If the absolute and relative shareholder return targets are individually not achieved, no award would be earned under that component of the TASRP. Individual awards earned under the TASRP would be made under the 2006 Plan, and such awards would be paid in nonvested shares or, if available and at the employee’s option, in other equity-based instruments. During the performance period, compensation expense recorded for the TASRP is based on the estimated fair value of the TASRP at the end of each period. As a result, there has been volatility in the Company’s recorded compensation expense for the TASRP during the performance period due to volatility in the Company’s common stock and the related impact on the fair value calculation at the end of each reporting period. There was no value attributable to the TASRP at September 30, 2007. Therefore, for the three months ended September 30, 2007, the Company reversed approximately $0.1 million of compensation expense that was previously recognized in 2007, resulting in no compensation expense being recognized for the TASRP for the nine months ended September 30, 2007.

Key Employee Share-Based Compensation Program

In February 2007, the Executive Compensation Committee granted an aggregate of 56,074 nonvested shares of common stock to certain key employees for the 2006 performance period. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. These shares will vest in five equal annual installments over a five-year period. The Company recognizes compensation cost for these awards over the service vesting periods, which represent the requisite service periods, using the straight-line attribution expense method. For the three and nine months ended September 30, 2007, the Company recognized approximately $0.3 million and $0.7 million, respectively, of compensation cost for these awards.

Non-employee Board Member Share-Based Compensation Program

The Executive Compensation Committee awards nonvested shares of common stock to non-employee board members on an annual basis as part of the board members’ annual compensation in accordance with the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Board of Directors compensation program, as approved by the Board of Directors in March 2007. The Company recognizes compensation cost for these fixed awards over the service vesting period, which represents the requisite service periods, using the straight-line attribution expense method.

In May 2007, the Executive Compensation Committee granted an aggregate of 6,890 nonvested shares of common stock to non-employee board members under this program. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $72.60 on the grant date of May 15, 2007. These shares will vest in equal annual installments over a two-year period.

In June 2007, the Executive Compensation Committee granted 1,000 nonvested shares of common stock to each of the Company’s two newly-elected board members, representing their initial equity awards. The nonvested shares were granted in accordance with the Company’s Board of Directors compensation program. The compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $71.11 on the grant date of June 21, 2007 and $69.96 on the grant date of June 25, 2007. The grant date for each new board member was the date such board member was elected to the Board of Directors. These shares will vest in equal annual installments over a four-year period. In July 2007, one of the newly-elected board members resigned from the Board of Directors. In connection with the forfeiture of his initial equity award of 1,000 nonvested shares of common stock, the Company repurchased the shares at the par value of $0.01 per share.

Nonvested Share Summary

A summary of the Company’s nonvested shares as of January 1, 2007 and changes during the nine months ended September 30, 2007 is presented below. All nonvested shares are subject only to service vesting conditions:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	146,952	$56.49
Granted	269,323	87.75
Vested	(81,437)	53.35
Forfeited	(1,000)	69.96

Nonvested at September 30, 2007	333,838	$82.43

As of September 30, 2007, there was $14.8 million of total unrecognized compensation cost related to nonvested shares granted under share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.6 years. The $14.8 million of unrecognized compensation cost does not reflect the potential future compensation cost related to the share-based incentive compensation programs approved in February 2007 for the Executive Officers since any share-based awards earned under these programs would not be granted until 2008 or later. The compensation cost that would be recorded in future periods related to any share-based awards granted under these programs would be based on the Company’s ultimate achievement of the pre-established target levels for specific corporate performance measures outlined in each of the programs. During the nine months ended September 30, 2007 and 2006, 269,323 nonvested shares were granted at a weighted-average grant-date fair value of $87.75 per share, and 87,067 nonvested shares were granted at a weighted average grant date fair value of $67.69 per share, respectively. The total fair value of shares that vested

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the nine months ended September 30, 2007 and 2006 was $6.8 million and $6.7 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

During the nine months ended September 30, 2007, the Company accepted the return, at the then-applicable current per-share quoted market price on the NYSE, of 31,515 shares of its common stock in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. These shares are included in the vested shares line item in the table above.

Stock Options Summary

A summary of the Company’s stock options as of January 1, 2007 and changes during the nine months ended September 30, 2007 is presented below. The Company has not issued stock options since 2002, and all stock options were fully vested as of December 31, 2005.

The Company’s stock option activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	47,000	$24.33
Granted	—	—
Exercised	(1,000)	28.56
Cancelled	(20,000)	23.00

Outstanding at September 30, 2007	26,000	$25.20

At September 30, 2007, the outstanding options had a weighted average remaining contractual life of 3.5 years. The stock options vested in three equal annual installments beginning on the first anniversary date of the grant and have an exercise price equal to the market value on the date of the grant. The term of each option is ten years from the date of the grant. The Company has a policy of issuing new shares to satisfy share option exercises.

9.    Commitments and Contingencies

In October 2005, one of the Company’s Industrial Properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write off the carrying value of the damaged components. At December 31, 2005, the Company had received approximately $0.2 million of reimbursements from the Company’s insurance carrier and accrued an additional $0.2 million receivable from the insurance carrier since the Company expected to be fully reimbursed for this loss. In December 2006, the Company received a progress payment of approximately $0.8 million from the insurance carrier. Approximately $0.5 million, representing the portion of the proceeds that exceed the carrying value of the damaged components, has been deferred since the final settlement has not been reached and contingencies still existed as of September 30, 2007. The Company expects to record this amount as a gain when the final insurance settlement is received from the insurance carrier and all contingencies have been resolved in accordance with FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets. The Company currently anticipates the contingencies to be resolved in the fourth quarter of 2007.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company ground leases the land at Kilroy Airport Center, Phase IV in Long Beach, California for future development opportunities. This land is adjacent to the Company’s office properties at Kilroy Airport Center, Long Beach. The ground lease term is through July 2084, subject to the Company’s right to terminate this lease upon written notice to the landlord, which right previously expired in October 2007. In October 2007, the Company and the landlord agreed to a nine month extension, which extended the Company’s right to terminate this lease and the fair market rental adjustment until July 2008. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment in July 2008 and at scheduled dates thereafter.

10.    Deferred Compensation Plan

In June 2007, the Company adopted the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Plan”), under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. Eligible management employees (“Participants”) will receive mandatory Company contributions to their Plan accounts equal to 10% of their respective gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Plan. The Company’s Board of Directors may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. For the three and nine months ended September 30, 2007, the Company recorded contributions of approximately $0.1 million and $0.3 million, respectively.

The Company holds the Plan assets in a limited rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held by the rabbi trust are reported in marketable securities on the Company’s consolidated balance sheet and treated as trading securities for accounting purposes. These marketable securities are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest and other investment income. For both the three and nine months ended September 30, 2007, the Company recorded a net gain of approximately $2,000 related to the increase in fair value of the marketable securities held at September 30, 2007.

At the time Participants defer compensation or earn mandatory Company contributions, or at the time the Company obligates itself to make a discretionary contribution to the Plan, the Company records compensation cost and a corresponding liability, which is included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost. For both the three and nine months ended September 30, 2007, the Company recorded additional compensation cost of approximately $4,000 related to adjusting the liability to fair value.

11.    Other Property Income

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which the Company’s chief operating decision-makers internally evaluate operating performance and financial results: the Office Properties and the Industrial Properties. The Company also has certain corporate-level activities including legal, accounting, finance and management information systems, which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization and corporate general and administrative expenses (“Net Operating Income”). There is no intersegment activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Office Properties:
Operating revenues(1)	$60,082	$54,488	$173,434	$162,062
Property and related expenses	16,581	15,102	46,520	44,110

Net Operating Income	43,501	39,386	126,914	117,952

Industrial Properties:
Operating revenues(1)	7,557	8,173	22,815	25,230
Property and related expenses	1,478	1,540	4,254	4,293

Net Operating Income	6,079	6,633	18,561	20,937

Total Reportable Segments:
Operating revenues(1)	67,639	62,661	196,249	187,292
Property and related expenses	18,059	16,642	50,774	48,403

Net Operating Income	49,580	46,019	145,475	138,889

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total Net Operating Income for reportable segments	$49,580	$46,019	$145,475	$138,889
Other unallocated expenses:
General and administrative expenses	8,719	5,673	27,227	15,322
Interest expense	9,009	10,312	26,737	33,491
Depreciation and amortization	18,771	17,764	53,753	52,808
Total other income and expense	305	334	1,295	1,008

Income from continuing operations before minority interests	13,386	12,604	39,053	38,276
Minority interests attributable to continuing operations	(2,017)	(1,990)	(5,998)	(6,339)
Income from discontinued operations	61	23,362	12,752	38,342

Net income	11,430	33,976	45,807	70,279
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Net income available for common stockholders	$9,028	$31,574	$38,601	$63,073

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the income and the net gain on dispositions of operating properties are reflected in the consolidated statements of operations as discontinued operations for all periods presented. The following table summarizes the components that comprise income from discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Rental income	$—	$377	$95	$2,658
Tenant reimbursements	17	14	20	266
Other property income	265	6	265	9,772

Total revenues	$282	397	380	12,696

EXPENSES:
Property expenses	29	199	43	525
Real estate taxes	188	61	193	239
Provision for bad debts	—	—	—	17
Interest expense(1)	—	—	—	90
Depreciation and amortization	—	459	—	1,415

Total expenses	217	719	236	2,286

Net gain on dispositions of discontinued operations	—	25,603	13,474	31,259
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(4)	(1,919)	(866)	(3,327)

Total income from discontinued operations	$61	$23,362	$12,752	$38,342

(1)	In connection with the disposition of the building sold in 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations.

Revenues from discontinued operations for the three and nine months ended September 30, 2007 include $0.3 million related to a lease termination payment from a previous tenant at a property the Company disposed in 2005. Under the terms of the tenant’s amended plan of reorganization, the Company received shares of common stock in the reorganized company in satisfaction of the Company’s creditor’s claim under the lease with the tenant. The tenant had previously defaulted on its lease in 2001 and filed for bankruptcy in 2002. The $0.3 million represents the fair value of the common stock on the date of receipt, which was recorded as a lease termination fee. The Company sold all of the shares during the three months ended September 30, 2007 at a loss of approximately $6,000.

Expenses from discontinued operations for the three and nine months ended September 30, 2007 include approximately $0.2 million of property taxes assessed in 2007 at the property discussed above. These assessments relate to the period during which the Company owned the property.

Net gain on dispositions of discontinued operations for the nine months ended September 30, 2007 includes a $4.8 million payment received to terminate a profit participation agreement that was entered into in connection with the property disposition discussed above. When the property disposition occurred in 2005, the Company entered into an agreement with the buyer under which the Company had the right to participate in certain future operating and sale profits of the property above specified thresholds without any risk of loss or continuing

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

involvement to the Company. The Company recorded the initial gain on the disposition of this property in 2005 at the time of sale.

14.    Uncertain Tax Positions

The Company adopted FIN 48 effective January 1, 2007. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions.

Since the Company’s initial public offering in 1997, the Company has qualified and intends to continue to qualify as a REIT under federal income tax law. As a result of its REIT status, the Company is able to claim a dividends-paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual taxable income, which results in the Company’s taxable income being passed through to its stockholders. Since this dividends-paid deduction has historically far exceeded the Company’s taxable income, the Company has historically had significant return of capital to its stockholders. In order for the Company to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

The Company evaluated the potential impact of identified uncertain tax positions and concluded that its return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of September 30, 2007. The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The Company does not consider common limited partnership units of the Operating Partnership to be dilutive securities since the exchange of common limited partnership units into common stock is on a one-for-one basis and would not have any effect on diluted earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$11,369	$10,614	$33,055	$31,937
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Income from continuing operations available for common stockholders	8,967	8,212	25,849	24,731
Discontinued operations	61	23,362	12,752	38,342

Net income available for common stockholders—numerator for basic and diluted earnings per share	$9,028	$31,574	$38,601	$63,073

Denominator:
Basic weighted average shares outstanding	32,373,228	32,199,885	32,364,457	30,906,319
Effect of dilutive securities—nonvested shares and stock options	128,491	123,790	126,552	137,995

Diluted weighted average shares and common share equivalents outstanding	32,501,719	32,323,675	32,491,009	31,044,314

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.28	$0.26	$0.80	$0.80
Discontinued operations	0.00	0.72	0.39	1.24

Net income available for common stockholders	$0.28	$0.98	$1.19	$2.04

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.28	$0.25	$0.80	$0.80
Discontinued operations	0.00	0.73	0.39	1.23

Net income available for common stockholders	$0.28	$0.98	$1.19	$2.03

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2007, there were 57,074 nonvested shares excluded from the computation of diluted earnings per share because they were antidilutive. At September 30, 2007, there were no shares included in the computation of diluted earnings per share for the potential issuance of future shares in connection with the Notes since the effect was antidilutive. The potential issuance of future shares in connection with the Notes will not have a dilutive effect on diluted earnings per share until such time that the weighted average share price of the Company’s common stock for a given reporting period exceeds the $88.04 exchange price of the Notes. (See Note 5 for further discussion of the Notes). At September 30, 2006, Company employees and directors held no nonvested shares that were antidilutive to the diluted earnings per share computation. At both September 30, 2006 and 2007, Company employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the diluted earnings per share computation.

16.    Subsequent Events

On October 18, 2007, aggregate dividends and distributions of $19.4 million were made to common stockholders and common unitholders of record on September 28, 2007.

During October 2007, an aggregate 58,449 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials resulting from the effects of increased worldwide demand, increased labor costs, future interest rate levels, the volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business and an investment in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate and develop office and industrial real estate, primarily in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and we conduct substantially all of our operations through the Operating Partnership. We owned a 93.5%, 93.3% and 93.3% general partnership interest in the Operating Partnership as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. We conduct substantially all of our development activities through KSLLC.

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

Rental rates.    On a GAAP basis, rental rates increased 7.1% and 15.1% for leases commencing during the three and nine months ended September 30, 2007, respectively. On a cash basis, rental rates decreased 0.7% and increased 3.5% for leases commencing during the three and nine months ended September 30, 2007, respectively. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year, month-to-month leases and leases at development and redevelopment buildings. We believe that at September 30, 2007, the average cash rental rates for our properties were approximately 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot guarantee that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 919,400 square feet, or 7.4%, of currently available space in our stabilized portfolio, leases representing approximately 0.9% and 12.5% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2007 and in 2008, respectively. The leases scheduled to expire during the remainder of 2007 and the leases scheduled to expire in 2008 represent approximately 535,500 square feet of office space, or 5.0% of our total annualized base rent, and 987,000 square feet of industrial space, or 3.0% of our total annualized base rent, respectively. We believe that the average cash rental rates for leases scheduled to expire during the remainder of 2007 and in 2008 are approximately 10% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

Submarket Information

Los Angeles County.    Market conditions continued to improve in the overall Los Angeles County region in 2007 based on third-party reports of positive net absorption and decreased levels of direct vacancy. Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 96.0% occupied with approximately 115,700 vacant rentable square feet as of September 30, 2007 as compared to 92.8% occupied with approximately 209,600 vacant rentable square feet as of December 31, 2006. As of September 30, 2007, leases representing an aggregate of approximately 12,900 and 132,600 rentable square feet are scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 5.0% of the total occupied rentable square feet in this region at September 30, 2007 and 1.7% of our annualized base rental revenues.

San Diego County.    Our San Diego stabilized office portfolio was 91.4% occupied with approximately 392,700 vacant rentable square feet as of September 30, 2007, compared to 98.6% occupied with approximately 53,700 vacant rentable square feet as of December 31, 2006. The decrease in occupancy primarily relates to three properties at which leases for 310,000 rentable square feet expired during the third quarter of 2007. Leases representing approximately 90,000 vacant rentable square feet in this region have been executed as of the date of this report and are expected to commence during the first quarter of 2008. As of September 30, 2007, leases representing an aggregate of approximately 2,500 and 252,000 rentable square feet are scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 6.2% of the total occupied rentable square feet in this region at September 30, 2007 and 2.4% of our annualized base rental revenues. We continue our development and redevelopment of office properties in San Diego County and seek economically attractive development opportunities in this region. See additional information regarding our development properties under the caption “—Development and redevelopment programs.”

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates and (iv) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect San Diego County’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material adverse effects arising from these factors.

Orange County.    As of September 30, 2007, our Orange County stabilized industrial portfolio was 90.5% occupied with approximately 349,000 vacant rentable square feet as compared to 95.6% occupied with approximately 163,500 vacant rentable square feet as of December 31, 2006. The decrease in occupancy is primarily due to two buildings, encompassing approximately 191,600 rentable square feet, that were each leased to single tenants. These leases expired during the first quarter of 2007. One of these buildings, encompassing approximately 144,000 rentable square feet, was re-leased in October 2007, and we are currently in active negotiations with a prospective tenant for the other building. Also included in our Orange County industrial portfolio is one vacant building encompassing approximately 157,500 rentable square feet. We are in the process of re-entitling this property for residential use. We expect the re-entitlement to be completed in 2008 and, if successful, will evaluate the strategic options for the property, including the potential disposition of the asset. As of September 30, 2007, leases representing an aggregate of approximately 61,100 and 1,008,700 rentable square feet were scheduled to expire during the remainder of 2007 and in 2008, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2007 and in 2008 represents approximately 30.2% of the total occupied rentable square feet in this region at September 30, 2007 and 3.6% of our annualized base rental revenues.

Sublease space.    Of our leased space at September 30, 2007, approximately 626,700 rentable square feet, or 5.0% of the square footage in our stabilized portfolio, was available for sublease as compared to 516,700 rentable square feet, or 4.4%, at December 31, 2006. Of the 5.0% of available sublease space in our stabilized portfolio at September 30, 2007, approximately 1.4% was vacant space, and the remaining 3.6% was still occupied by the tenant. Approximately 43%, 38% and 17% of the available sublease space as of September 30, 2007 is located in the San Diego County, Orange County and Los Angeles County submarkets, respectively. Of the approximately 626,700 rentable square feet available for sublease at September 30, 2007, there are no scheduled lease expirations during the remainder of 2007. Three leases representing approximately 73,100 rentable square feet are scheduled to expire in 2008.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Recent information regarding significant tenants

Intuit Inc.    During the third quarter of 2007, we completed construction on a four-building office complex, which encompasses approximately 465,800 rentable square feet, in the 56 Corridor submarket in San Diego County (the “56 Corridor”). The complex was pre-leased to Intuit Inc. (“Intuit”) under a ten-year lease agreement. Intuit began occupying the four buildings during the third quarter of 2007, at which time Intuit became our largest tenant based on its percentage of our total annualized base rental revenues.

At September 30, 2007, Intuit leased an aggregate of approximately 627,100 rentable square feet of office space under five separate leases, representing approximately 7.3% of our total annualized base rental revenues. Of the space currently occupied by Intuit, one lease encompasses the 465,800 rentable square foot complex described above, one lease encompasses approximately 71,000 rentable square feet and is scheduled to expire in August 2009 and the remaining three leases encompass an aggregate of approximately 90,300 rentable square feet and are scheduled to expire in July 2014.

Cardinal Health, Inc.    As of September 30, 2007, Cardinal Health, Inc. (“Cardinal Health”) leased an aggregate of approximately 411,000 rentable square feet of office space under a ten-year lease agreement, representing 3.8% of our total annualized base rental revenues as of September 30, 2007. The lease commenced in September 2007 and includes a three-story office development project, encompassing approximately 318,000 rentable square feet, which we completed during the third quarter of 2007, and an existing office building encompassing 93,000 rentable square feet located adjacent to the development site. Cardinal Health began occupying the 318,000 square foot building in July 2007 and moved into the remaining 93,000 rentable square foot building in October 2007, at which time Cardinal Health became our second largest tenant based on its percentage of our total annualized base rental revenues.

The following table sets forth certain information as to our ten largest office and industrial tenants, based on annualized base rental revenues at September 30, 2007.

Tenant Name	Annual Base Rental Revenues(1)	Percentage of Total Base Rental Revenues	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
Intuit Inc.	$17,828	7.3%	November 1997	Various	(3)
Cardinal Health, Inc.(4)	9,256	3.8	September 2007	August 2017
The Boeing Company	9,222	3.8	August 1984	Various	(5)
AMN Healthcare	8,341	3.4	July 2003	July 2018
DIRECTV Group, Inc.	8,037	3.3	November 1996	May 2014
Fish & Richardson	6,071	2.5	October 2003	October 2018
Favrille, Inc.	5,588	2.3	March 2003	June 2025
Scripps Health	5,199	2.1	July 2004	June 2021
Verenium Corporation	5,158	2.1	November 2000	Various	(6)
Accredited Home Lenders	5,061	2.1	December 2005	May 2016

Total Office Properties	$79,761	32.7%

Industrial Properties:
Mattel, Inc.	$2,960	1.2%	May 1990	October 2016
Celestica California, Inc.	2,501	1.0	May 1998	May 2008
NBTY Manufacturing, LLC	1,484	0.6	August 1998	July 2008
Extron Electronics, Inc.	1,145	0.5	February 1995	Various	(7)
Targus, Inc.	1,053	0.4	December 1998	March 2009
Progressive Marketing Products, Inc.	838	0.3	August 2002	September 2012
Ricoh Electronics, Inc.	810	0.3	February 1998	February 2008
Arrow Industries, Inc.	798	0.3	October 2001	September 2011
Printrak International Inc.	753	0.3	May 1998	May 2010
Southland Industries	643	0.3	October 2002	March 2018

Total Industrial Properties	$12,985	5.2%

(1)	Determined on a straight-line basis over the term of the related lease in accordance with GAAP.
(2)	Represents date of first relationship between tenant and the Company or the Company’s predecessor.
(3)	The Intuit leases of 71,000, 90,238 and 465,812 rentable square feet expire August 2009, July 2014 and August 2017, respectively.
(4)	At September 30, 2007, revenue recognition for the 6055 Lusk building encompassing 93,000 rentable square feet was deferred for financial reporting purposes since the tenant improvements were not substantially complete until October 2007. The $10.6 million in annual base rental revenues includes the projected rental revenue for the 6055 Lusk building.
(5)	The Boeing Company leases of 113,242, 286,151, 65,447 and 211,139 rentable square feet expire March 2009, July 2010, October 2010 and December 2010, respectively.
(6)	The Verenium Corporation leases of 76,246 and 60,662 rentable square feet expire November 2015 and March 2017, respectively.
(7)	The Extron Electronics leases of 100,000 and 57,730 rentable square feet expire in April 2015 and February 2015, respectively.

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

As of September 30, 2007, we had three development properties under construction, consisting of three office buildings, which when complete are expected to encompass an aggregate of approximately 344,000 rentable square feet. The following table sets forth certain information regarding these office development properties as of September 30, 2007.

Development Properties

Property Name / Submarket / City	Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)(3)	Total Costs as of September 30, 2007(3)(4)	Percent Leased as of September 30, 2007
			(in millions)
Properties Under Construction
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	142,726	$64.8	$35.2	0%
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	51.1	30.7	100%
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	21.4	14.6	0%

Total Properties Under Construction			344,382	$137.3	$80.5	42%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2007.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of September 30, 2007.

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

At September 30, 2007, we had one office redevelopment property encompassing approximately 107,000 rentable square feet in El Segundo, California in the lease-up phase. Seventy-seven percent of this building had been pre-leased to DIRECTV Group, Inc., and the lease commenced in July 2007. Prior to redevelopment, this property had been occupied by The Boeing Company and its predecessors for highly specialized use for over 20 years.

In the first quarter of 2007, we acquired an office property located in the I-15 Corridor comprised of 5.6 acres of land and two existing office buildings encompassing an aggregate of approximately 104,500 rentable square feet. We acquired this property as a current redevelopment and potential future development opportunity. Upon acquisition in the first quarter of 2007, we began redevelopment of the vacant buildings, which were previously occupied by the owner. (See Note 2 to our consolidated financial statements for additional information regarding this acquisition.)

The following table sets forth certain information regarding these office redevelopment properties as of September 30, 2007.

Redevelopment Properties

Property Name / Submarket / City	Pre- and Post- Redevelop- ment Type	Estimated Completion Date	Estimated Stabil- ization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs(3)	Total Estimated Invest- ment(4)	Total Costs as of Sept- ember 30, 2007(4)(5)	Percent Leased as of Sept- ember 30, 2007
					(in millions)
Properties In Lease-up
2240 E. Imperial Highway Kilroy Airport Center El Segundo, CA	Lab to Office	3rd Qtr 2007	3rd Qtr 2008	107,041	$5.0	$15.5	$20.5	$17.5	77%
Properties Under Construction
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	Office	4th Qtr 2007	3rd Qtr 2008	104,500	24.7	10.4	35.1	27.7	21%

Total Properties In Lease-up And Under Construction				211,541	$29.7	$25.9	$55.6	$45.2	49%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped.
(3)	Represents total projected redevelopment costs at September 30, 2007.
(4)	Amounts exclude tenant-funded tenant improvements.
(5)	Represents cash paid and costs incurred as of September 30, 2007, including the existing investment at commencement of redevelopment. See footnote (2) above.

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

Incentive Compensation.    Our Executive Compensation Committee, which is comprised of four independent directors of the Company, determines compensation, including equity and cash incentive programs, for our Executive Officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our Executive Officers based on certain performance measures, including financial, operating and development targets. In the first quarter of 2007, our Executive

Compensation Committee approved the 2007 Annual Bonus Program, the 2007 Annual Long-Term Incentive Program and the 2007 Long-Term Targeted Performance Incentive Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures that are based on annualized shareholder returns on an absolute and a relative basis as well as certain other financial, operating and development targets. The provisions of these programs were previously reported on Form 8-K filed with the SEC on February 8, 2007. (See Note 8 to our consolidated financial statements for further information regarding these programs). As a result of the structure of these programs and other programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for these programs will be affected by our operating and development performance, financial results, the performance of our common stock and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to compensation programs.

Share-Based Compensation.    Historically, the Executive Compensation Committee has made annual grants of nonvested stock to employees and non-employee board members under our stock-based employee incentive compensation programs. As of September 30, 2007, there was $14.8 million of total unrecognized compensation cost related to nonvested shares granted under these programs. This cost is expected to be recognized over a weighted-average period of 1.6 years. The $14.8 million of unrecognized compensation cost does not reflect the potential future compensation cost related to the share-based incentive compensation programs discussed above, which were approved in February 2007 for the Executive Officers, since any nonvested shares earned under these programs would not be granted until 2008 or later. (See Note 8 to our consolidated financial statements for further information regarding these programs).

Results of Operations

As of September 30, 2007, our stabilized portfolio was comprised of 89 Office Properties, encompassing an aggregate of approximately 8.6 million rentable square feet, and 43 Industrial Properties, encompassing an aggregate of approximately 3.9 million rentable square feet. Our stabilized portfolio of operating properties consists of all our properties and excludes properties recently developed or redeveloped by us that have not yet reached 95% occupancy and are within one year following substantial completion, or lease-up properties, and properties currently under construction.

As of September 30, 2007, Office Properties and Industrial Properties represented approximately 88.9% and 11.1%, respectively, of our annualized base rent. For the three months ended September 30, 2007, average occupancy in our stabilized portfolio was 92.9% compared to 94.8% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, average occupancy in our stabilized portfolio was 93.3% compared to 95.2% for the nine months ended September 30, 2006. As of September 30, 2007, we had approximately 919,400 square feet of vacant space in our stabilized portfolio compared to approximately 460,500 square feet as of September 30, 2006.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2006 to September 30, 2007. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.5 million rentable square feet, or 4.1%, to 12.5 million rentable square feet at September 30, 2007 as a result of the following activity.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at September 30, 2006	84	7,823,361	45	4,179,331	129	12,002,692
Properties added from the Development Portfolio	6	860,827	—	—	6	860,827
Properties transferred to the Redevelopment Portfolio	—	—	(1)	(303,000)	(1)	(303,000)
Dispositions(1)	(1)	(61,545)	(1)	(6,362)	(2)	(67,907)
Remeasurement	—	(3,112)	—	—	—	(3,112)

Total at September 30, 2007	89	8,619,531	43	3,869,969	132	12,489,500

(1)	In accordance with SFAS 144, the operating results and gains or losses on property sales of real estate assets sold are included in discontinued operations in the consolidated statements of operations.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 12 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

Comparison of the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2007	2006
		(in thousands)
Net Operating Income:
Office Properties	$43,501	$39,386	$4,115	10.4%
Industrial Properties	6,079	6,633	(554)	(8.4)

Total portfolio	49,580	46,019	3,561	7.7

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income for reportable segments	49,580	46,019	3,561	7.7
Other expenses:
General and administrative expenses	8,719	5,673	3,046	53.7
Interest expense	9,009	10,312	(1,303)	(12.6)
Depreciation and amortization	18,771	17,764	1,007	5.7
Total other income and expense	305	334	(29)	(8.7)

Income from continuing operations before minority interests	13,386	12,604	782	6.2
Minority interests attributable to continuing operations	(2,017)	(1,990)	(27)	1.4
Income from discontinued operations	61	23,362	(23,301)	(99.7)

Net income	11,430	33,976	(22,546)	(66.4)
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$9,028	$31,574	$(22,546)	(71.4)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for Office Properties and for Industrial Properties for the three months ended September 30, 2007 and 2006.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$53,896	$49,050	$4,846	9.9%	$48,464	$48,942	$(478)	(1.0)%
Tenant reimbursements	6,060	4,919	1,141	23.2	5,453	4,919	534	10.9
Other property income	126	519	(393)	(75.7)	126	519	(393)	(75.7)

Total	60,082	54,488	5,594	10.3	54,043	54,380	(337)	(0.6)

Property and related expenses:
Property expenses	11,476	10,591	885	8.4	11,251	10,474	777	7.4
Real estate taxes	4,695	3,988	707	17.7	4,122	3,988	134	3.4
Provision for bad debts	(101)	9	(110)	(1,222.2)	(101)	9	(110)	(1,222.2)
Ground leases	511	514	(3)	(0.6)	511	514	(3)	(0.6)

Total	16,581	15,102	1,479	9.8	15,783	14,985	798	5.3

Net Operating Income	$43,501	$39,386	$4,115	10.4%	$38,260	$39,395	$(1,135)	(2.9)%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at September 30, 2007.

Total revenues from Office Properties increased $5.6 million, or 10.3%, to $60.1 million for the three months ended September 30, 2007 compared to $54.5 million for the three months ended September 30, 2006. Rental income from Office Properties increased $4.8 million, or 9.9%, to $53.9 million for the three months ended September 30, 2007 compared to $49.1 million for the three months ended September 30, 2006. Rental income generated by the Core Office Portfolio decreased $0.5 million, or 1.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in rental income from the Core Office Portfolio was due to a decrease in occupancy in our San Diego office portfolio partially offset by an increase in occupancy at two buildings in our Los Angeles office portfolio. The decrease in rental income from the Core Office Portfolio was offset by a $5.3 million increase due to an increase of $4.9 million generated by the five office development properties that were added to the stabilized portfolio in the third quarter 2007 and the office development property that was added to the stabilized portfolio in the fourth quarter of 2006 (the “2006 and 2007 Office Development Properties”), and a $0.4 million increase in rental income generated by a property which was taken out of service in June 2006 and placed into lease-up in the third quarter of 2007 (the “2006 Office Redevelopment Property”).

Tenant reimbursements from Office Properties increased $1.1 million, or 23.2%, to $6.0 million for the three months ended September 30, 2007 compared to $4.9 million for the three months ended September 30, 2006. A $0.5 million increase was generated by the Core Office Portfolio due to an increase in reimbursable operating expenses. The remaining $0.6 million increase in total office portfolio tenant reimbursements was due to a $0.5 million increase generated by the 2006 and 2007 Office Development Properties and a $0.1 million increase generated by the 2006 Office Redevelopment Property.

Other property income from Office Properties decreased $0.4 million, or 75.7%, to $0.1 million for the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006. Other property income for both periods consisted of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $1.5 million, or 9.8%, to $16.6 million for the three months ended September 30, 2007 compared to $15.1 million for the three months ended September 30, 2006. Property expenses from Office Properties increased $0.9 million, or 8.4%, to $11.5 million for the three months ended September 30, 2007 compared to $10.6 million for the three months ended September 30, 2006. An increase of $0.8 million, or 7.4%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in repairs and maintenance expenditures, an increase in property management, janitorial and other service-related costs. The remaining increase of $0.1 million in property expenses was attributable to the 2006 and 2007 Office Development Properties.

Real estate taxes from Office Properties increased $0.7 million, or 17.7%, for the three months ended September 30, 2007 compared to the same period in 2006, which was attributable to a $0.6 million and $0.1 million increase in real estate taxes for the 2006 and 2007 Development Properties and the Core Office Portfolio, respectively. The provision for bad debts from Office Properties decreased $0.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This decrease was due to an overall improvement in collections and our accounts receivable aging. We evaluate our reserve levels on a quarterly basis. Ground lease expense from Office Properties remained consistent for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Net Operating Income from Office Properties increased $4.1 million, or 10.4%, to $43.5 million for the three months ended September 30, 2007 compared to $39.4 million for the three months ended September 30, 2006. Of this increase, $4.7 million was generated by the 2006 and 2007 Office Development Properties and $0.5 million was generated by the 2006 Office Redevelopment Property, offset by a $1.1 million decrease attributable to the Core Office Portfolio.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$6,664	$7,214	$(550)	(7.6)%	$6,664	$6,854	$(190)	(2.8)%
Tenant reimbursements	885	957	(72)	(7.5)	885	872	13	1.5
Other property income	8	2	6	300.0	8	2	6	300.0

Total	7,557	8,173	(616)	(7.5)	7,557	7,728	(171)	(2.2)

Property and related expenses:
Property expenses	809	753	56	7.4	809	742	67	9.0
Real estate taxes	679	740	(61)	(8.2)	679	664	15	2.3
Provision for bad debts	(10)	47	(57)	(121.3)	(10)	47	(57)	(121.3)

Total	1,478	1,540	(62)	(4.0)	1,478	1,453	25	1.7

Net Operating Income	$6,079	$6,633	$(554)	(8.4)%	$6,079	$6,275	$(196)	(3.1)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 and still owned and stabilized at September 30, 2007.

Total revenues from Industrial Properties decreased $0.6 million, or 7.5%, to $7.6 million for the three months ended September 30, 2007 compared to $8.2 million for the three months ended September 30, 2006. Rental income from Industrial Properties decreased $0.6 million, or 7.6%, to $6.6 million for the three months ended September 30, 2007 compared to $7.2 million for the three months ended September 30, 2006. Rental income generated by the Core Industrial Portfolio decreased $0.2 million, or 2.8%, for the three months ended September 30, 2007 compared to the same period in 2006. This decrease was primarily due to a decrease in occupancy. Average occupancy in the Core Industrial Portfolio decreased 4.8% to 91.0% for the three months ended September 30, 2007 compared to 95.8% for the three months ended September 30, 2006. The decrease in occupancy is primarily due to two single tenant buildings in Orange County that were vacant at September 30, 2007. One of these buildings, encompassing approximately 144,000 rentable square feet, was re-leased in October 2007, and we are currently in active negotiations with a prospective tenant for the other building. See additional information regarding the decrease in occupancy under the caption “—Submarket Information.” The remaining decrease in rental income of $0.4 million was attributable to one industrial building that was moved from our stabilized portfolio to the redevelopment portfolio during 2006 (the “2006 Industrial Redevelopment Property”).

Tenant reimbursements from Industrial Properties decreased $0.1 million, or 7.5%, to $0.9 million for the three months ended September 30, 2007 compared to $1.0 million for the three months ended September 30, 2006. The decrease in tenant reimbursements was primarily attributable to the 2006 Industrial Redevelopment Property that was moved from our stabilized portfolio to the redevelopment portfolio in 2006.

Total expenses from Industrial Properties decreased less than $0.1 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Property expenses from Industrial Properties increased $0.1 million, or 7.4%, to $0.8 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006, which was attributable to fixed operating costs for the two vacant buildings in the Core Industrial Portfolio discussed above. Real estate taxes decreased $0.1 million, or 8.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the 2006 Industrial Redevelopment Property that was moved from our stabilized portfolio to the redevelopment portfolio in 2006.

Net Operating Income from Industrial Properties decreased $0.6 million, or 8.4%, to $6.0 million for the three months ended September 30, 2007 compared to $6.6 million for the three months ended September 30, 2006. Of this decrease, $0.2 million was attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in this portfolio discussed above. The remaining decrease of $0.4 million was attributable to the 2006 Industrial Redevelopment Property.

Non-Property Related Income and Expenses

General and administrative expenses increased $3.0 million, or 53.7%, to $8.7 million for the three months ended September 30, 2007 compared to $5.7 million for the three months ended September 30, 2006. The $3.0 million increase was due to an increase in accrued incentive compensation, largely as a result of the timing of the approval of the 2006 executive compensation programs. We began to accrue compensation expense associated with the 2006 Annual Long-Term Incentive Program and 2006 Annual Bonus Exceptional Performance Program in September 2006. Therefore, general and administrative expenses for the three months ended September 30, 2006 includes only one month of amortization, whereas the three months ended September 30, 2007 includes three months of amortization for these 2006 programs. The increase in accrued compensation expense was also attributable to the 2007 executive compensation programs, which were approved in February 2007. (See Note 8 to our consolidated financial statements for further information regarding incentive compensation programs).

Interest expense decreased $1.3 million, or 12.6%, to $9.0 million for the three months ended September 30, 2007 compared to $10.3 million for the three months ended September 30, 2006. Gross interest and loan fee expense before the effect of capitalized interest and loan fees increased $0.3 million, or 2.2%, to $13.6 million for the three months ended September 30, 2007 compared to $13.3 million for the three months ended September 30, 2006. This increase was mainly attributable to an increase in our average debt balance associated with our development activities during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was largely offset by a decrease in our weighted-average interest rate during the three months ended September 30, 2007 as compared to the same period in 2006. Our weighted average interest rate including loan fees was 5.2% for the three months ended September 30, 2007 compared to 6.4% for the three months ended September 30, 2006. Total capitalized interest and loan fees increased $1.6 million, or 53.5%, to $4.6 million for the three months ended September 30, 2007 compared to $3.0 million for the three months ended September 30, 2006 primarily due to higher average qualifying development expenditures during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Depreciation and amortization expense increased $1.0 million, or 5.7%, to $18.8 million for the three months ended September 30, 2007 compared to $17.8 million for the three months ended September 30, 2006. A $1.6 million increase was attributable to the 2006 and 2007 Office Development Properties. This increase was partially offset by a $0.4 million decrease attributable to the transfer of both the 2006 Office Redevelopment Property and the 2006 Industrial Redevelopment Property from our stabilized portfolio to our redevelopment portfolio during 2006 and a $0.2 million decrease attributable to the Core Office Portfolio.

Comparison of the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2007	2006
	(in thousands)
Net Operating Income:
Office Properties	$126,914	$117,952	$8,962	7.6%
Industrial Properties	18,561	20,937	(2,376)	(11.3)

Total portfolio	145,475	138,889	6,586	4.7

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income for reportable segments	145,475	138,889	6,586	4.7
Other expenses:
General and administrative expenses	27,227	15,322	11,905	77.7
Interest expense	26,737	33,491	(6,754)	(20.2)
Depreciation and amortization	53,753	52,808	945	1.8
Total other income and expense	1,295	1,008	287	28.5

Income from continuing operations before minority interests	39,053	38,276	777	2.0
Minority interests attributable to continuing operations	(5,998)	(6,339)	341	(5.4)
Income from discontinued operations	12,752	38,342	(25,590)	(66.7)

Net income	45,807	70,279	(24,472)	(34.8)
Preferred dividends	(7,206)	(7,206)	—	0.0

Net income available for common stockholders	$38,601	$63,073	$(24,472)	(38.8)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for Office Properties and for Industrial Properties for the nine months ended September 30, 2007 and 2006.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$153,176	$145,729	$7,447	5.1%	$146,430	$144,755	$1,675	1.2%
Tenant reimbursements	17,132	14,699	2,433	16.6	16,358	14,315	2,043	14.3
Other property income	3,126	1,634	1,492	91.3	3,126	1,634	1,492	91.3

Total	173,434	162,062	11,372	7.0	165,914	160,704	5,210	3.2

Property and related expenses:
Property expenses	32,351	30,164	2,187	7.3	32,007	29,452	2,555	8.7
Real estate taxes	12,962	11,944	1,018	8.5	12,282	11,839	443	3.7
Provision for bad debts	(322)	495	(817)	(165.1)	(322)	495	(817)	(165.1)
Ground leases	1,529	1,507	22	1.5	1,529	1,507	22	1.5

Total	46,520	44,110	2,410	5.5	45,496	43,293	2,203	5.1

Net Operating Income	$126,914	$117,952	$8,962	7.6%	$120,418	$117,411	$3,007	2.6%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at September 30, 2007.

Total revenues from Office Properties increased $11.4 million, or 7.0%, to $173.4 million for the nine months ended September 30, 2007 compared to $162.0 million for the nine months ended September 30, 2006. Rental income from Office Properties increased $7.5 million, or 5.1%, to $153.2 million for the nine months ended September 30, 2007 compared to $145.7 million for the nine months ended September 30, 2006. Rental income generated by the Core Office Portfolio increased $1.7 million, or 1.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in rental income from the Core Office Portfolio was due to an increase in occupancy at two buildings in our Los Angeles portfolio and an increase in rental rates within our total office portfolio. The remaining $5.8 million increase in total office portfolio rental income was attributable to a $6.0 million increase in rental income generated by the 2006 and 2007 Office Development Properties offset by a $0.2 million decrease due to the 2006 Office Redevelopment Property taken out of service in June 2006.

Tenant reimbursements from Office Properties increased $2.4 million, or 16.6%, to $17.1 million for the nine months ended September 30, 2007 compared to $14.7 million for the nine months ended September 30, 2006. A $2.0 million increase was generated by the Core Office Portfolio due to an increase in reimbursable operating expenses. The remaining $0.4 million increase was due to $0.7 million increase generated by the 2006 and 2007 Development Properties, partially offset by a $0.3 million decrease attributable to the 2006 Office Redevelopment Property taken out of service.

Other property income from Office Properties increased $1.5 million, or 91.3%, to $3.1 million for the nine months ended September 30, 2007 compared to $1.6 million for the nine months ended September 30, 2006. Other property income for the nine months ended September 30, 2007 included $2.8 million in lease termination fees from two early lease terminations at two of our Office Properties in San Diego (See Note 11 to our consolidated financial statements for additional information). Other property income for the nine months ended September 30, 2006 included $1.2 million in lease termination fees from two early lease terminations at two of our Office Properties in San Diego.

Total expenses from Office Properties increased $2.4 million, or 5.5%, to $46.5 million for the nine months ended September 30, 2007 compared to $44.1 million for the nine months ended September 30, 2006. Property expenses from Office Properties increased $2.2 million, or 7.3%, to $32.4 million for the nine months ended September 30, 2007 compared to $30.2 million for the nine months ended September 30, 2006. An increase of $2.6 million, or 8.7%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management, janitorial and other service-related costs and also to an increase in electricity expense due to an increase in rates, partially offset by a decrease attributable to the 2006 Office Redevelopment Property, which was taken out of service in 2006.

Real estate taxes from Office Properties increased $1.0 million, or 8.5%, for the nine months ended September 30, 2007 compared to the same period in 2006. An increase of $0.6 million was attributable to the 2006 and 2007 Development Properties. The remaining $0.4 million increase was attributable to the Core Office Portfolio and includes supplemental property taxes for capital improvements within the Core Office Portfolio in 2006 and 2007.

The provision for bad debts from Office Properties decreased $0.8 million, or 165.1%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease is primarily due to a general improvement in our accounts receivable aging and our historical loss experience. We evaluate our reserve levels on a quarterly basis. Ground lease expenses from Office Properties remained consistent for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Net Operating Income from Office Properties increased $9.0 million, or 7.6%, to $126.9 million for the nine months ended September 30, 2007 compared to $117.9 million for the nine months ended September 30, 2006. Of this increase, $3.0 million was generated by the Core Office Portfolio. The remaining increase of $6.0 million was attributable to an increase of $5.9 million generated by the 2006 and 2007 Office Development Properties and an increase of $0.1 million attributable to the 2006 Office Redevelopment Property.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	(in thousands)
Operating revenues:
Rental income	$20,153	$22,307	$(2,154)	(9.7)%	$20,153	$21,227	$(1,074)	(5.1)%
Tenant reimbursements	2,597	2,904	(307)	(10.6)	2,597	2,562	35	1.4
Other property income	65	19	46	242.1	65	19	46	242.1

Total	22,815	25,230	(2,415)	(9.6)	22,815	23,808	(993)	(4.2)

Property and related expenses:
Property expenses	2,231	1,948	283	14.5	2,249	1,922	327	17.0
Real estate taxes	2,011	2,214	(203)	(9.2)	2,011	1,969	42	2.1
Provision for bad debts	12	131	(119)	(90.8)	12	131	(119)	(90.8)

Total	4,254	4,293	(39)	(0.9)	4,272	4,022	250	6.2

Net Operating Income	$18,561	$20,937	$(2,376)	(11.3)%	$18,543	$19,786	$(1,243)	(6.3)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 and still owned and stabilized at September 30, 2007.

Total revenues from Industrial Properties decreased $2.4 million, or 9.6%, to $22.8 million for the nine months ended September 30, 2007 compared to $25.2 million for the nine months ended September 30, 2006. Rental income from Industrial Properties decreased $2.2 million, or 9.7%, to $20.1 million for the nine months ended September 30, 2007 compared to $22.3 million for the nine months ended September 30, 2006. Rental income generated by the Core Industrial Portfolio decreased $1.1 million, or 5.1%, for the nine months ended

September 30, 2007 compared to the nine months ended September 30, 2006. The decrease was primarily the result of decreased occupancy in the Orange County industrial portfolio due to three buildings encompassing approximately 349,100 rentable square feet that were vacant at September 30, 2007. See additional information regarding the decrease in occupancy under the caption “—Submarket Information.” Average occupancy in the Core Industrial Portfolio decreased 6.9% to 91.3% for the nine months ended September 30, 2007 compared to 98.2% for the nine months ended September 30, 2006. The remaining $1.1 million decrease in rental income from Industrial Properties was attributable to the 2006 Industrial Redevelopment Property, which was taken out of service in 2006.

Tenant reimbursements from Industrial Properties decreased $0.3 million, or 10.6%, to $2.6 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The decrease in tenant reimbursements was primarily attributable to the 2006 Industrial Redevelopment Property, which was reclassified from our stabilized portfolio to the redevelopment portfolio during 2006.

Total expenses from Industrial Properties remained consistent at approximately $4.3 million during the nine months ended September 30, 2007, compared to the same period in 2006. Property expenses from Industrial Properties increased $0.3 million, or 14.5%, to $2.2 million for the nine months ended September 30, 2007 compared to the $1.9 million for the nine months ended September 30, 2006, which was attributable to fixed operating costs for the three vacant buildings in the Core Industrial Portfolio discussed above. Real estate taxes decreased $0.2 million, or 9.2%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the 2006 Industrial Redevelopment Property, which was taken out of service in 2006. The provision for bad debts decreased by $0.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $2.4 million, or 11.3%, to $18.5 million for the nine months ended September 30, 2007 compared to $20.9 million for the nine months ended September 30, 2006. Of this decrease, $1.2 million was attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in this portfolio discussed above. The remaining decrease of $1.2 million was attributable to the 2006 Industrial Redevelopment Property.

Non-Property Related Income and Expenses

General and administrative expenses increased $11.9 million, or 77.7%, to $27.2 million for the nine months ended September 30, 2007 compared to $15.3 million for the nine months ended September 30, 2006. The increase was mainly attributable to a $10.4 million increase in accrued incentive compensation expense, largely as a result of the timing of the approval of the 2006 executive compensation programs. We began to accrue compensation expense associated with the 2006 Annual Long-Term Incentive Program and 2006 Annual Bonus Exceptional Performance Program in September 2006. Therefore, general and administrative expenses for the nine months ended September 30, 2006 includes only one month of amortization for these 2006 programs, whereas the nine months ended September 30, 2006 includes nine months of amortization. The increase in accrued compensation expense was also attributable to the 2007 executive compensation programs, which were approved in February 2007. (See Note 8 to our consolidated financial statements for further information regarding incentive compensation programs.) The remaining increase in general and administrative expenses was due primarily to an increase in other compensation-related expenses.

Interest expense decreased $6.8 million, or 20.2%, to $26.7 million for the nine months ended September 30, 2007 compared to $33.5 million for the nine months ended September 30, 2006. Gross interest and loan fee expense before the effect of capitalized interest and loan fees increased $0.3 million, or 0.6%, to $41.2 million for the nine months ended September 30, 2007 compared to $40.9 million for the nine months ended September 30, 2006. This increase was mainly attributable to an increase in our average debt balance associated with our development activities during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was largely offset by a decrease in our weighted-average interest rate during the nine months ended September 30, 2007 as compared to the same period in 2006. Our weighted average interest rate including loan fees was 5.6% for the nine months ended September 30, 2007 compared to 6.2% for the nine months ended September 30, 2006. Total capitalized interest and loan fees increased $7.0 million, or 93.9%, to $14.4 million for the nine months ended September 30, 2007 compared to $7.4 million for the nine months ended September 30, 2006 primarily due to higher average qualifying development expenditures during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Depreciation and amortization expense increased $0.9 million, or 1.8%, to $53.7 million for the nine months ended September 30, 2007 compared to $52.8 million for the nine months ended September 30, 2006. This increase was primarily attributable to depreciation for the 2006 and 2007 Office Development Properties of $1.9 million and a $0.3 million increase related to the Core Office Portfolio. These increases were partially offset by a $1.3 million decrease in depreciation resulting from reclassifying the 2006 Office Redevelopment Property and the 2006 Industrial Redevelopment Property from the stabilized portfolio to the redevelopment portfolio.

Total other income and expense increased approximately $0.3 million, or 28.5%, to $1.3 million for the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006. The increase was due to a $0.5 million increase in interest income, which was primarily attributable to interest earned on the funds held at a qualified intermediary for a Section 1031 exchange in the first quarter of 2007, partially offset by a $0.2 million decrease in other income from our derivative instruments that expired in December 2006.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at September 30, 2007:

Occupancy by Segment Type

Region	Number of Buildings	Total Square Feet	Occupancy
Office Properties:
Los Angeles County	24	2,899,075	96.0%
Orange County	5	277,340	99.1
San Diego County	52	4,564,156	91.4
Other	8	878,960	93.2

	89	8,619,531	93.4

Industrial Properties:
Los Angeles County	1	192,053	100.0
Orange County	42	3,677,916	90.5

	43	3,869,969	91.0

Total portfolio	132	12,489,500	92.6%

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases	Total Square Footage of Expiring Leases(1)	Percentage of Total Leased Square Feet Represented by Expiring Leases	Annual Base Rent Under Expiring Leases (in thousands)(2)
Office Properties:
Remaining 2007(3)	8	40,984	0.5%	$917
2008	61	494,544	6.2	10,879
2009	82	1,289,498	16.2	30,226
2010	75	1,215,624	15.3	31,082
2011	59	762,213	9.6	13,949
2012	38	483,084	6.1	14,211

Total Office	323	4,285,947	53.9	101,264

Industrial Properties:
Remaining 2007(3)	1	58,303	1.7	495
2008	13	928,713	26.9	6,612
2009	14	731,502	21.2	4,609
2010	14	362,075	10.5	2,859
2011	10	408,402	11.8	3,156
2012	8	389,369	11.3	2,479

Total Industrial	60	2,878,364	83.4	20,210

Total	383	7,164,311	62.7%	$121,474

(1)	Excludes space leased under month-to-month leases and vacant space at September 30, 2007.
(2)	Reflects annualized contractual base rent calculated on a straight-line basis.
(3)	Represents leases expiring during the remainder of 2007 for which renewals have not been executed.

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the three months ended September 30, 2007:
Office Properties	22	17	256,313	417,331	7.1%	(0.7)%	61.7%	59
Industrial Properties	—	—	—	—	—	—	—	—

Total portfolio	22	17	256,313	417,331	7.1%	(0.7)%	61.7%	59

Leasing Activity by Segment Type

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
For the nine months ended September 30, 2007:
Office Properties	40	35	422,511	705,006	14.5%	3.2%	54.3%	77
Industrial Properties	4	8	81,576	211,690	19.8	6.5	50.0	53

Total portfolio	44	43	504,087	916,696	15.1%	3.5%	53.2%	72

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million Credit Facility, proceeds received from our disposition program, construction loans and the public or private issuance of debt or equity securities. As of September 30, 2007, our total debt as a percentage of total market capitalization was 31.2%, and our total debt plus preferred equity as a percentage of total market capitalization was 37.2%.

In April 2007, we issued $460 million in aggregate principal amount of Notes (See Note 5 to our consolidated financial statements for a complete discussion of the Notes). We used a portion of the net proceeds received from the Notes to repay the $331 million balance then outstanding on the Credit Facility and to repay one variable-rate secured loan of $31 million that was originally scheduled to mature in January 2009. Additionally, we repaid two fixed-rate secured loans totaling $21 million that were contractually scheduled to mature in August 2007. As a result of these transactions, availability under the Credit Facility increased ($498 million at September 30, 2007), and our total weighted average interest rate decreased (5.2% at September 30, 2007).

As of September 30, 2007, we had borrowings of $52 million outstanding under the Credit Facility. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing (6.35% at September 30, 2007). We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of development activities to total assets. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at September 30, 2007.

The composition of our aggregate debt balances at September 30, 2007 and December 31, 2006 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Secured vs. unsecured:
Secured	37.8%	52.2%	5.9%	6.0%
Unsecured	62.2	47.8	4.1	6.2
Fixed rate vs. variable rate:
Fixed rate	91.7	61.0	4.7	6.0
Variable rate	8.3%	39.0%	6.4	6.2
Total debt			4.8	6.1
Total debt including loan fees			5.2%	6.3%

Following is our total market capitalization at September 30, 2007:

	Shares/Units at September 30, 2007	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		(in thousands)
Debt:
Secured debt		$398,283	11.8%
Notes(1)		460,000	13.6
Unsecured senior notes		144,000	4.3
Credit Facility		52,000	1.5

Total debt		1,054,283	31.2

Equity:
7.450% Series A cumulative redeemable preferred units(2)	1,500,000	75,000	2.2
7.800% Series E cumulative redeemable preferred stock(3)	1,610,000	40,250	1.2
7.500% Series F cumulative redeemable preferred stock(3)	3,450,000	86,250	2.6
Common units outstanding(4)	2,247,774	136,283	4.0
Common shares outstanding(4)	32,707,444	1,983,052	58.8

Total equity		2,320,835	68.8

Total Market Capitalization		$3,375,118	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $4.1 million at September 30, 2007.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on the closing price per share of our common stock of $60.63 at September 28, 2007.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt, unsecured senior notes, Notes and Credit Facility and scheduled interest payments of our fixed-rate debt at September 30, 2007 and provides information about the minimum commitments due in connection with our ground lease obligations and capital, development and purchase commitments at September 30, 2007. The table does not reflect available maturity extension options.

	Payment Due by Period
	Remainder of 2007	Fiscal Years 2008-2009	Fiscal Years 2010-2011	Fiscal Years Ending After 2011	Total
	(in thousands)
Principal payments—secured debt	$2,275	$162,700	$116,720	$116,588	$398,283
Principal payments—Notes	—	—	—	460,000	460,000
Principal payments—unsecured senior notes	—	—	61,000	83,000	144,000
Principal payments—Credit Facility(1)	—	—	52,000	—	52,000
Interest payments—fixed-rate debt(2)	9,094	81,340	66,825	27,195	184,454
Ground lease obligations(3)	423	3,332	3,131	72,402	79,288
Development and redevelopment commitments(4)	24,391	19,314	—	—	43,705
Capital commitments(5)	15,821	—	—	—	15,821

Total	$52,004	$266,686	$299,676	$759,185	$1,377,551

(1)	Our Credit Facility has a one-year extension option.
(2)	As of September 30, 2007, 91.7% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates. The remaining 8.3% debt bears interest at variable rates, and the variable interest rate payments are based on LIBOR plus a spread that ranges from 0.75% to 0.95%. The interest payments on our variable-rate debt have not been reported in the table above because management cannot reasonably determine the future interest obligations on our variable-rate debt as management cannot predict what LIBOR rates will be in the future. As of September 30, 2007, one-month LIBOR was 5.13%. See additional information regarding our debt under Item 3: Quantitative and Qualitative Disclosures About Market Risk and Note 5 to our consolidated financial statements.
(3)	We have non-cancelable ground lease obligations for the SeaTac Office Center in Seattle, Washington expiring in December 2032, with an option to extend the lease for an additional 30 years, and Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084 (See Note 9 to our consolidated financial statements).
(4)	Amounts represent contractual commitments for development and redevelopment contracts and executed leases for development and redevelopment properties under construction at September 30, 2007. Costs include the remaining total estimated investment, excluding capitalized interest and development overhead for pre-leased properties, and excluding capitalized interest, development overhead and potential future leasing costs and tenant improvements for properties not yet pre-leased at September 30, 2007. The timing of these expenditures may fluctuate based on the ultimate progress of construction.
(5)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements.

Capital Commitments

As of September 30, 2007, we had three development properties under construction and two redevelopment properties, one of which was under construction and one of which was in the lease-up phase. Our total estimated investment for these properties is approximately $193 million, including capitalized interest. We had incurred costs of approximately $126 million on these properties as of September 30, 2007 and currently project we could spend approximately $37 million of the remaining $67 million of presently budgeted development costs during the remainder of 2007. We are currently contractually obligated to pay approximately $24 million during the remainder of 2007.

As of September 30, 2007, we had executed leases that contractually committed us to pay approximately $13 million in unpaid leasing costs and tenant improvements, and we had executed contracts outstanding that contractually committed us to pay approximately $3 million in capital improvements at September 30, 2007.

During the remainder of 2007, we plan to spend approximately $5 million to $6 million in capital improvements, tenant improvements and leasing costs for properties within our stabilized portfolio, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Off-Balance Sheet Arrangements

As of September 30, 2007 and the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Our net cash provided by operating activities increased by $84.7 million, or 264.4%, to $116.7 million for the nine months ended September 30, 2007 compared to $32.0 million used in operating activities for the nine months ended September 30, 2006. The change was primarily attributable to a $71.7 million cash payment made to our Executive Officers in January 2006, which represented the total amount earned under a special long-term compensation program. The remaining change is primarily due to a decrease in cash paid for interest compared to the same period in 2006.

Net cash used in investing activities increased $98.8 million, or 108.7%, to $189.7 million for the nine months ended September 30, 2007 compared to $90.9 million for the nine months ended September 30, 2006. The increase was primarily attributable to expenditures for the acquisition and development of development properties and undeveloped land during the nine months ended September 30, 2007. There were no acquisitions during the same period in 2006. These increases were partially offset by an increase in net proceeds received from dispositions compared to the same period in 2006 and proceeds received from the termination of a profit participation agreement (See Note 13 to our consolidated financial statements).

Net cash provided by financing activities increased $1.9 million, or 3.1%, to $64.6 million cash provided by financing activities for the nine months ended September 30, 2007 compared to $62.7 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we received approximately $136.1 million in net proceeds from the May 2006 share issuance. We did not raise any equity capital during the nine months ended September 30, 2007. However, there was an increase of approximately $172.3 million in net proceeds received from debt financings during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially offset by $29.1 million in cash paid for capped call options on common stock in 2007 (See Note 5 to our consolidated financial statements for information about the issuance of the Notes).

Non-GAAP Supplemental Financial Measure: Funds From Operations

Management believes that funds from operations (“FFO”) is a useful supplemental measure of our operating performance. We compute FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies for calculating FFO, and, accordingly, our FFO may not be comparable to other REITs.

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

The following table presents our FFO for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income available for common stockholders	$9,028	$31,574	$38,601	$63,073
Adjustments:
Minority interest in earnings of Operating Partnership	624	2,512	2,673	5,475
Depreciation and amortization of real estate assets	18,560	17,979	53,111	53,585
Net gain on dispositions of operating properties	—	(25,603)	(13,474)	(31,259)

Funds From Operations(1)	$28,212	$26,462	$80,911	$90,874

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that include the periodic use of derivative instruments. Our primary strategy when entering into derivative contracts is to minimize the variability that changes in interest rates could have on our future cash flows. When we have derivative instruments, we generally employ such derivative instruments to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes. As of September 30, 2007 and December 31, 2006, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2006 to September 30, 2007 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at September 30, 2007 and December 31, 2006. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates at September 30, 2007. The table also presents comparative summarized information for financial instruments held at December 31, 2006. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at September 30, 2007 and LIBOR plus spreads of 0.85% to 1.10% at December 31, 2006.

Interest Rate Risk Analysis—Tabular Presentation

(in millions)

	Maturity Date						September 30, 2007		December 31, 2006
	Remaining 2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Variable-rate				$52.0			$52.0	$52.0	$276.0	$276.0
Variable-rate index				LIBOR			LIBOR		LIBOR
Fixed-rate				$61.0		$543.0	$604.0	$558.3	$144.0	$146.7
Average interest rate(1)				5.72%		3.74%	3.94%		6.14%
Secured debt:
Variable-rate				$35.5			$35.5	$35.5	$66.5	$66.5
Variable-rate index				LIBOR			LIBOR		LIBOR
Fixed-rate	$2.3	$81.4	$81.3	$6.2	$75.0	$116.6	$362.8	$366.9	$392.7	$392.0
Average interest rate(1)	6.17%	4.09%	7.15%	6.57%	6.69%	5.64%	5.87%		5.93%

(1)	Represents average interest rate of fixed-rate debt maturities.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business, we are not a party to, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS—No changes

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1–July 31, 2007	1,000	(1)	$0.01	—	—
August 1–August 31, 2007	—		—	—	—
September 1–September 30, 2007	—		—	—	—

Total	1,000		$0.01	—	—

(1)	In July 2007, one of the newly-elected board members resigned from the Board of Directors. In connection with the forfeiture of his initial equity award of 1,000 nonvested shares of common stock, the Company repurchased the shares at the par value of $0.01 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5. OTHER	INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating 780,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

3(ii).2	Amendment No. 1 to Amended and Restated Bylaws of the Registrant (14)

Exhibit Number	Description

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997 (1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

4.17	Registration Rights Agreement, dated as of April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, JP Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (15)

10.1	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007 (19)

10.2	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (19)

10.3	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi R. Roth effective as of January 1, 2007 (19)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit Number	Description

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
†	Management contract or compensatory plan or arrangement
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.
(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.
(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.
(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.
(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.
(13)	Previously filed as an exhibit to the Registration Statement on Form S-8 (No. 333-135385).
(14)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2007.
(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.
(16)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.
(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.
(18)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.
(19)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 23, 2007.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)