Form 10-K
period 2007-12-31
KILROY REALTY CORP
filed 2008-02-26
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,316,995,333 based on the closing price on the New York Stock Exchange for such shares on June 30, 2007.

As of February 25, 2008, 32,891,492 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). These statements relate to, among other things, our future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development or redevelopment properties within budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state and local regulations, conditions of properties, environmental findings and general business, industry and economic conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this annual report was filed with the Securities and Exchange Commission (the “SEC”).

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, which owns, operates, develops, and acquires Class A suburban office and industrial real estate in key submarkets in Southern California, which we believe has strategic advantages and strong barriers to entry.

As of December 31, 2007, our stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.1 million and 3.9 million rentable square feet, respectively. As of December 31, 2007, the Office Properties were approximately 93.7% leased to 314 tenants, and the Industrial Properties were approximately 94.7% leased to 64 tenants. All of our properties are located in Southern California.

Our stabilized portfolio excludes development and redevelopment properties currently under construction and “lease-up” properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2007, our in-process development and redevelopment properties included three buildings that were under construction and three lease-up properties, which will encompass an aggregate of approximately 611,000 rentable square feet of new office space. All of the development and redevelopment properties are in the San Diego region of Southern California, except for one redevelopment property, which is in El Segundo, California.

We own our interests in all of our properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”), and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). We conduct substantially all of our activities through the Operating Partnership in which, as of December 31, 2007, we owned an approximate 93.7% general partnership interest. The remaining 6.3% limited partnership interest in the Operating Partnership was owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors. Kilroy Realty Finance, Inc., one of our wholly-owned subsidiaries, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to “we,” “us,” “our” or the “Company” include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc., and all other wholly-owned subsidiaries, which include Kilroy Realty Partners LP (“KRPLP”), Kilroy Realty TRS, Inc., KRCC LLC, Kilroy RB LLC and Kilroy RB II LLC.

The following diagram illustrates the structure of Kilroy Realty Corporation and our subsidiaries as of December 31, 2007:

Available Information; Website Disclosure; Corporate Governance Documents

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website at www.kilroyrealty.com as soon as reasonably practicable after we file these materials with, or furnish them to, the SEC.

The following documents relating to corporate governance are also available free of charge on our website under “Investor Relations—Corporate Governance” and available in print to any security holder upon request:

•	Corporate Governance Guidelines
•	Code of Business Conduct and Ethics
•	Audit Committee Charter
•	Executive Compensation Committee Charter
•	Nominating / Corporate Governance Committee Charter

You may also request copies of any of these documents by writing to:

Attention: Investor Relations

Kilroy Realty Corporation

12200 West Olympic Boulevard, Suite 200

Los Angeles, CA 90064

Current Year Highlights

In 2007, we continued to successfully attain our primary business objectives, which included the following:

•

Commenced leases on more than 1.7 million rentable square feet of office and industrial space in our stabilized portfolio with average generally accepted accounting principles (“GAAP”) rent increases of 15% over the expired GAAP rents for the same space. For further discussion on the change in rental rates, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations.”

•

Added five buildings to our stabilized office portfolio, which we developed for a total investment of approximately $212 million. These buildings encompass approximately 784,000 rentable square feet and were 100% leased at December 31, 2007.

•

Raised approximately $460 million of capital through the issuance of exchangeable unsecured senior notes at a coupon rate of 3.25%, which contributed to the decrease in our weighted-average interest rate during 2007.

•

Improved the quality of our portfolio through the reinvestment of approximately $134 million of capital obtained from the sale of non-strategic assets into assets we are developing or redeveloping in Southern California.

•

Acquired one property for a redevelopment opportunity in San Diego for a purchase price of approximately $25 million. The acquisition included two existing office buildings, which we redeveloped in 2007.

•	Acquired three parcels of land for future office development in San Diego for an aggregate purchase price of approximately $132 million.

•

Commenced construction on one property in San Diego, which we are developing for a total estimated investment of $22 million. This building will encompass an aggregate of approximately 51,000 rentable square feet of medical office space.

•	Achieved a 94% occupancy rate as of December 31, 2007 in our stabilized portfolio.

•	Increased our annual common stock dividend by approximately 4.7% to $2.22 per share at December 31, 2007, compared to $2.12 per share at December 31, 2006.

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in net operating income, defined as operating revenues less property and related expenses (property expenses, real estate taxes, provision for bad debts and ground leases) before depreciation, and funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) (see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to GAAP net income available for common stockholders), as well as maximization of long-term stockholder value including:

•	the quality and location of our properties;

•

our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, construction management and new development;

•	the growth of our development pipeline;

•	our pursuit of redevelopment opportunities in land-constrained markets; and

•

our access to development and leasing opportunities as a result of our extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given our 60-year presence in the Southern California market.

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

Development Strategies.    We and our predecessors have developed office and industrial properties primarily located in Southern California since 1947. As of December 31, 2007, our development pipeline included 116.7 acres of undeveloped land, with which we believe we will have the potential to develop over two million rentable square feet of office space. Our strategy with respect to development is to:

•	maintain a disciplined approach to development by focusing on pre-leasing, phasing and cost control;

•	continue to execute our build-to-suit program in which we develop properties to be leased by specific, committed tenants providing for lower-risk development;

•	be the premier provider of two- to four-story campus style office buildings in Southern California;

•	reinvest capital from dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flows and rates of return; and

•	evaluate redevelopment opportunities in land-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

We may engage in the additional development or redevelopment of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities, and landowners in Southern California will give us further access to development opportunities. There can be no assurance, however, that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

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

Significant Tenants

As of December 31, 2007, our ten largest office tenants in terms of annualized base rental revenues represented approximately 31.5% of total annualized base rental revenues, and our ten largest industrial tenants in terms of annualized base rental revenues represented approximately 5.3% of total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2007 determined on a straight-line basis over the term of the related lease in accordance with GAAP. Of this amount, our largest tenant, Intuit Inc. (“Intuit”), leased an aggregate of approximately 627,100 rentable square feet of office space under five separate leases, representing 7.2% of our total annualized base rental revenues at December 31, 2007.

As of December 31, 2007, our eighth largest office tenant, Scripps Health, leased an aggregate of approximately 112,100 rentable square feet. In July 2006, we executed a new lease agreement with Scripps Health for a property we are developing in San Diego encompassing approximately 146,200 rentable square feet. Upon commencement of the term of that new lease, which is anticipated to occur during the third quarter of 2008, Scripps Health is projected to become our second largest tenant based on its percentage of our projected total annualized base rental revenues.

Our ten largest office tenants based on annualized base rental revenues at December 31, 2007 are:

•	Intuit Inc.

•	Cardinal Health, Inc.

•	AMN Healthcare

•	DIRECTV Group, Inc.

•	The Boeing Company

•	Fish & Richardson

•	Favrille, Inc.

•	Scripps Health

•	Verenium Corporation

•	Accredited Home Lenders, Inc.

Our ten largest industrial tenants based on annualized base rental revenues at December 31, 2007 are:

•	Mattel, Inc.

•	Celestica California, Inc.

•	NBTY Manufacturing, LLC

•	Extron Electronics, Inc.

•	Eagle Ridge Manufacturing

•	Targus, Inc.

•	Progressive Marketing Products, Inc.

•	Ricoh Electronics, Inc.

•	Arrow Industries, Inc.(1)

•	Printrak International Inc.

(1)	In December 2007, Arrow Industries, Inc. (“Arrow”) notified us that it would like to terminate its lease, which represents 0.3% of our total annualized base rental revenues at December 31, 2007. As of the date of this report, Arrow is still bound by the terms and conditions of its lease with us.

For further information on the composition of our tenant base, see “Item 2: Properties—Tenant Information.”

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

Segment and Geographic Financial Information

For financial information about our two reportable segments, Office Properties and Industrial Properties, see Note 19 to our consolidated financial statements.

All of our business is conducted in the United States, in Southern California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report.

Employees

As of December 31, 2007, we employed 148 people through the Operating Partnership, KSLLC and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Government Regulations Relating to the Environment

Many laws and governmental regulations relating to the environment are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our properties.    Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to American Society for Testing and Materials standards then-existing for Phase I site assessments and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

Historical operations at or near some of our properties, including the presence of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, and we do not believe that further clean-up of the soils is required. We are not aware of any such condition, liability or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns; there may be material environmental conditions, liabilities or compliance concerns that arose at a property after the review was completed; future laws, ordinances or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not affect our ability to make distributions to our stockholders.

Use of hazardous materials by some of our tenants.    Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2007, less than 5% of our tenants, representing less than 10% of the aggregate square footage of our properties, handled hazardous substances and/or wastes on our properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, we may be liable for the costs of removal, remediation or disposal of certain hazardous or toxic substances present or released on our properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs, and the presence or release of hazardous substances on a property could result in governmental clean-up actions, personal injury or similar claims by private plaintiffs.

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

The following section sets forth material factors that may adversely affect our business and operations. The following factors, as well as the factors discussed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations,” and other information contained in this report, should be considered in evaluating us and our business.

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

Our operations depend upon the Southern California economy.    As of December 31, 2007, all of our properties and all of our in-process and future development and redevelopment properties are located in Southern California. Our ability to make expected distributions to stockholders depends on our ability to generate FFO in excess of scheduled principal payments on debt, payments on the preferred limited partnership units issued by the Operating Partnership, distributions to preferred stockholders and capital expenditure requirements.

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

The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact our financial condition, results from operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

We depend on significant tenants.    As of December 31, 2007, our ten largest office tenants represented approximately 31.5% of total annualized base rental revenues, and our ten largest industrial tenants represented approximately 5.3% of total annualized base rental revenues. Of this amount, our largest tenant, Intuit, leased an aggregate of approximately 627,100 rentable square feet of office space under five separate leases, representing 7.2% of our total annualized base rental revenues at December 31, 2007. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 1. Business—Significant Tenants” and “Item 2. Properties—Tenant Information,” respectively.

Although we have been able to mitigate the impact of past significant tenant defaults on our financial condition, revenues and results of operations, our financial condition, results of operations and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renews its lease(s) on terms less favorable to us or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our cash flow.    For the year ended December 31, 2007, we derived approximately 98.7% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results from operations, cash flows, the quoted trading prices of our securities and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

We may be unable to renew leases or re-lease available space.    As of December 31, 2007, we had office and industrial space available for lease representing approximately 6.0% of the total square footage of our properties. In addition, leases representing approximately 12.5% and 17.7% of the leased square footage of our properties are scheduled to expire in 2008 and 2009, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for our properties, including leases scheduled to expire in 2008, are approximately 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased at, above or below the current market rental rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease or existing tenants do not renew their leases, our financial position, results of operations, cash flows, the quoted trading prices of our securities and our ability to satisfy our debt service obligations and pay distributions to our stockholders could be adversely affected.

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

Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties substantially comply with present requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and make distributions to stockholders could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment and use of our properties. Restrictions on our ability to develop, redevelop or use our properties resulting from changes in the existing land use rules and regulations could have an adverse effect on our financial position, results from operations, cash flows, quoted trading prices of our securities, ability to satisfy our debt service obligations, and ability to pay distributions to stockholders. For example, the Airport Land Use Commission is currently evaluating updates to the existing airport compatibility plans for all public and military airports in San Diego County, which if adopted could adversely impact our business in this region.

Increasing utility costs in California may have an adverse effect on our operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its utility needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space could adversely affect our future financial condition, results of operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.    Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have important consequences to us, including the following:

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	cash flow may be insufficient to meet required principal and interest payments;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure the loans and receive an assignment of rents and leases; and

•	our default under one mortgage loan with cross default provisions could result in a default on other indebtedness.

If one or more of these events were to occur, our financial condition, results of operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could require us to pay income or excise tax notwithstanding our tax status as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). As of December 31, 2007, we had approximately $1.1 billion aggregate principal amount of indebtedness, $81.5 million of which is contractually due prior to December 31, 2008. Our total debt and preferred equity represented 40.6% of our total market capitalization at December 31, 2007. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a presentation of our market capitalization.

We face significant competition, which may decrease the occupancy and rental rates of our properties.    We compete with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. For instance, occupancy rates for our Del Mar stabilized office property portfolio in San Diego County at December 31, 2007 was 99.8% in comparison to 87.2% for the Del Mar submarket in total. We believe that our higher occupancy rates mean that, on average, our competitors have more space currently available for lease than we do. As a result, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. Leases representing approximately 140,000 rentable square feet, or 9.0% of our Del Mar stabilized office property portfolio, are scheduled to expire in 2008. As a result, our financial condition, results of operations and cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and pay distributions to stockholders may be adversely affected.

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

Earthquake damage to our properties could have an adverse effect on our financial condition and operating results.    As of December 31, 2007, all of our properties are located in Southern California. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, our earthquake insurance policies include substantial self-insurance portions and we may discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

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

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and pay distributions to stockholders could be adversely affected.

We may be unable to successfully complete and operate developed and redeveloped properties.    There are significant risks associated with property development including the possibility that:

•	we may be unable to lease developed or redeveloped properties at expected rental rates or within projected timeframes;

•	we may not complete development or redevelopment properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to development or redevelopment properties that we may not complete; and

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations.

If one or more of these events were to occur in connection with our development or redevelopment properties currently under construction or planned for development, our financial condition, results of operations, cash flows, quoted trading prices of our securities, and ability to satisfy our debt service obligations and pay distributions to our stockholders could be adversely affected.

While we primarily develop and redevelop office properties in Southern California markets, we may in the future develop or redevelop properties for retail or other use and expand our business to other geographic regions where we expect the development of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of other property types or outside markets, which could adversely affect our ability to develop properties or to achieve expected performance.

We could default on leases for land on which some of our properties are located.    As of December 31, 2007, we owned one office complex located on various parcels, which we lease individually on a long-term basis. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flows, quoted trading prices of our securities and ability to satisfy our debt service obligations and pay distributions to stockholders. As of December 31, 2007, we had approximately 949,000 aggregate rentable square feet, or 7.9% of our total portfolio, of rental space located on these leased parcels. The leases for the land under the one office complex at the Kilroy Airport Center in Long Beach, California expire in 2084.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire.    Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits we derive from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial position, results from operations, cash flows, quoted trading prices of our securities, ability to satisfy our debt service obligations and repay indebtedness and ability to pay distributions to stockholders.

Common limited partners of the Operating Partnership have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of stockholders.    We may not withdraw from the Operating Partnership or transfer its general partnership interest or admit another general partner without the approval of the holders of a majority of the common limited partnership units, except in the case of a “termination transaction” that requires the approval of the holders of 60% of the common units, including the common units held by us in our capacity as general partner. The right of common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of our stockholders.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the common units of the Operating Partnership, we must obtain the approval of limited partners holding a majority of the common units before we may dissolve the partnership. As of December 31, 2007, limited partners owned approximately 6.3% of the outstanding interests in the Operating Partnership. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of our stockholders.

The Chairman of our Board of Directors and our President and Chief Executive Officer each have substantial influence over our affairs.    John B. Kilroy, Sr. is the Chairman of the Board of Directors and the father of John B. Kilroy, Jr., our President and Chief Executive Officer. Each is a member of our Board of Directors, and together, as of December 31, 2007, they beneficially owned 330,315 shares of common stock and an aggregate of 1,430,970 units of the Operating Partnership’s common limited partnership units, which are redeemable in exchange for, at our option, an equal number of shares of our common stock, representing a total beneficial ownership of approximately 5.2% of the total outstanding shares of common stock as of December 31, 2007, assuming the exchange, at our option, of the common limited partnership units held by Messrs. Kilroy into shares of our common stock.

Pursuant to our charter, no other stockholder may own, actually or constructively, more than 7.0% of our common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on us and could exercise their influence in a manner that is not in the best interest of our stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to our stockholders for approval.

There are restrictions on the ownership of our capital stock, which limit the opportunities for a change of control at a premium to existing stockholders.    Provisions of the Maryland General Corporation Law, our charter, our bylaws and the Operating Partnership’s partnership agreement may delay, defer or prevent a change of control over us or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then-prevailing market prices.

The Internal Revenue Code contains stringent ownership limits on us as a result of our decision to be taxed as a REIT, including:

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

Our charter also establishes clear ownership limits to protect our REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the Board of Directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our common stock outstanding. Similarly, absent a waiver from the Board of Directors, no single holder of our 7.45% Series A Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”) and 9.25% Series D Cumulative Redeemable Preferred stock (the “Series D Preferred Stock”), if issued, may actually or constructively own any class or series of our preferred stock, so that their total capital stock ownership would exceed 7.0% by value of our total outstanding shares of capital stock; no single holder of our Series B Junior Participating Preferred stock (the “Series B Preferred Stock”), if issued, may actually or constructively own more than 7.0% (by value or by number of shares, whichever is more restrictive) of our Series B Preferred Stock; no single holder of our 7.8% Series E Cumulative Redeemable Preferred stock (the “Series E Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series E Preferred Stock; and no single holder of our 7.5% Series F Cumulative Redeemable Preferred stock (the “Series F Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series F Preferred Stock.

The Board of Directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize our REIT status and if it believes that the waiver would be in our best interests. The Board of

Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock.

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

We could issue preferred stock without stockholder approval.    Our charter authorizes our Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our stockholders’ interest. The Operating Partnership has issued 1,500,000 7.45% Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”), which in the future may be redeemed for cash or, at our option, for an equal number of shares of Series A Preferred Stock. In addition, we have designated and authorized the issuance of up to 400,000 shares of Series B Preferred Stock and 900,000 shares of Series D Preferred Stock. As of December 31, 2007, 5,060,000 shares of our preferred stock are issued and outstanding, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock; and

We have a stockholders’ rights plan.    Each share of our common stock includes the right to purchase one-hundredth (1/100) of a share of our Series B Preferred Stock. The rights have anti-takeover effects and would cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not approve. We may redeem the shares for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of our common stock. Therefore, the rights should not interfere with any merger or business combination approved by our Board of Directors.

The staggered terms for directors, provisions for removal of directors, future issuance of additional common or preferred stock and our stockholders’ rights plan may delay or prevent a change of control over the Company, even if a change of control might be beneficial to our stockholders, deter tender offers that may be beneficial to our stockholders, or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond our ownership limits or otherwise to effect a change of control.

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could adversely affect the value of our common stock.

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

To maintain our REIT status we may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our growth depends on external sources of capital that are outside of our control.    We are required under the Internal Revenue Code to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our current and expected future earnings, our cash flow and cash distributions, and the quoted market prices of our securities. If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to stockholders necessary to maintain our qualification as a REIT.

Our Board of Directors may change investment and financing policies without stockholder approval causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt.    Our financing policies and objectives are determined by our Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. At December 31, 2007, we had approximately $1.1 billion aggregate principal amount of indebtedness outstanding, which represented 34.4% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 40.6% at December 31, 2007. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a presentation of our market capitalization. This ratio may be increased or decreased without the consent of our stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to make distributions to stockholders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional shares of capital stock without stockholder approval, which may dilute stockholder investment.    We may issue shares of our common stock, preferred stock or other equity or debt securities without stockholder approval. Similarly, we may cause the Operating Partnership to offer its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or our stockholders. Further, under certain circumstances, we may issue shares of our common stock in exchange for the 3.250% Exchangeable Senior Notes Due 2012 issued by the Operating Partnership (the “Notes”). Existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a stockholder’s investment.

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

As of December 31, 2007, 32,765,893 shares of our common stock and 5,060,000 shares of our preferred stock, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock, were issued and outstanding, and we had reserved for future issuance the following shares of common stock: 2,189,325 shares issuable upon the exchange, at our option, of common limited partnership units; 1,166,602 shares issuable under the Company’s 2006 Incentive Award Plan; and 1,000,000 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. During the year ended December 31, 2007, we filed a registration statement that was automatically effective and registered 6,269,570 shares of our common stock that may be issued in exchange for the Notes. In addition, during the year ended December 31, 2006, we filed a registration statement that was automatically effective and registered an unspecified amount of equity securities that we may sell in primary offerings. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Future terrorist activity or engagement in war by the United States may have an adverse affect on our financial condition and operating results.    Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist acts and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for our office and industrial leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

As of December 31, 2007, our stabilized portfolio of operating properties was comprised of 86 Office Properties and 43 Industrial Properties, which encompassed an aggregate of approximately 8.1 million and 3.9 million rentable square feet, respectively. As of December 31, 2007, the Office Properties were approximately 93.7% leased to 314 tenants, and the Industrial Properties were approximately 94.7% leased to 64 tenants. All of our properties are located in Southern California.

Our stabilized portfolio excludes development and redevelopment properties currently under construction and “lease-up” properties. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2007, our in-process development and redevelopment properties included three buildings that were under construction and three lease-up properties, which will encompass an aggregate of approximately 611,000 rentable square feet of new office space. All of the development and redevelopment properties are in the San Diego region of Southern California, except for one redevelopment property, which is in El Segundo, California.

In general, the Office Properties are leased to tenants on a full service gross or modified gross basis, and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. Under a triple net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

We believe that all of our properties are well-maintained and do not require significant capital improvements. As of December 31, 2007, we managed all of our properties through internal property managers.

Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office Properties and Industrial Properties owned as of December 31, 2007. We own all of our interests in the Office Properties and Industrial Properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center in Long Beach, California all are held subject to leases for the land that expire in 2084.

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/07(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
Calabasas Park Centre, Calabasas, California
23925 Park Sorrento	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento	1	2001	100,592	86.7%	3,044	35.81
24025 Park Sorrento	1	2000	102,264	100.0%	3,515	34.37
26541 Agoura Road Calabasas, California	1	1988	90,366	100.0%	2,551	28.34
Kilroy Airport Center, El Segundo, California
2250 E. Imperial Highway	1	1983	293,261	100.0%	8,774	30.13
2260 E. Imperial Highway(4)	1	1983	286,151	100.0%	5,409	18.90
2240 E. Imperial Highway(5)	—	1983/2007	15,719	100.0%	478	30.41
Imperial & Sepulveda, El Segundo, California
909 N. Sepulveda Blvd.	1	1972/2004	241,607	85.2%	4,669	22.67
999 N. Sepulveda Blvd.	1	1962/2003	127,901	98.5%	2,557	22.06
Kilroy Airport Center, Long Beach, California
3900 Kilroy Airport Way	1	1987	126,840	100.0%	2,495	19.74
3880 Kilroy Airport Way(4)	1	1987	98,243	100.0%	1,328	13.52
3760 Kilroy Airport Way	1	1989	165,278	88.8%	3,572	24.92
3780 Kilroy Airport Way	1	1989	219,745	89.6%	5,150	26.72
3750 Kilroy Airport Way(6)	1	1989	10,457	100.0%	137	19.85
3800 Kilroy Airport Way	1	2000	192,476	91.3%	5,053	28.76
3840 Kilroy Airport Way	1	1999	136,026	100.0%	3,538	26.01
Westside Media Center, Los Angeles, California
12200 W. Olympic Blvd.	1	2000	150,302	99.7%	4,415	37.61
12100 W. Olympic Blvd.	1	2002	150,167	100.0%	5,125	34.13
12312 W. Olympic Blvd(4)	1	1950/1998	78,000	100.0%	1,782	22.85
1633 26th Street Santa Monica, California	1	1972/1997	44,915	100.0%	1,152	25.65
2100 Colorado Avenue Santa Monica, California(4)	3	1992	94,844	100.0%	2,791	29.43
3130 Wilshire Blvd. Santa Monica, California	1	1969/1998	89,017	98.9%	2,495	28.56
501 Santa Monica Blvd. Santa Monica, California	1	1974	73,115	98.3%	2,488	34.96

Subtotal/Weighted Average— Los Angeles County	24		2,899,075	96.1%	72,939	26.75

Orange County
La Palma Business Center, Anaheim, California 4175 E. La Palma Avenue	1	1985	43,263	94.1%	821	20.17
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	100.0%	1,544	25.82
Kilroy Center, Brea, California
601 Valencia Avenue	1	1982	60,891	100.0%	791	12.99
603 Valencia Avenue	1	2005	45,900	100.0%	993	21.63
111 Pacifica Irvine, California	1	1991	67,496	100.0%	1,867	29.52

Subtotal/Weighted Average— Orange County	5		277,340	99.1%	6,016	22.24

San Diego County
Del Mar Corporate Center, San Diego, California
12340 El Camino Real(7)	1	2002	87,405	100.0%	$3,866	$44.23
12390 El Camino Real(7)	1	2000	72,332	100.0%	3,069	42.43
12348 High Bluff Drive San Diego, California(7)	1	1999	38,710	93.5%	1,096	30.27
Kilroy Centre Del Mar, San Diego, California
3579 Valley Centre Drive(7)	1	1999	52,375	100.0%	1,777	33.93
3611 Valley Centre Drive(7)	1	2000	130,178	100.0%	4,621	37.36
3661 Valley Centre Drive(7)	1	2001	129,752	100.0%	4,006	30.87

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/07(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
3721 Valley Centre Drive(7)	1	2002	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive(9)	1	2000	112,067	100.0%	5,199	46.39
12225/12235 El Camino Real San Diego, California(8)	2	1998	115,513	100.0%	3,198	27.69
12400 High Bluff Drive San Diego, California(7)	1	2003	208,464	100.0%	9,897	47.48
6215/6220 Greenwich Drive San Diego, California(4)	2	1996	212,214	33.5%	1,334	18.79
15051 Avenue of Science San Diego, California(9)	1	2001	70,617	100.0%	2,035	28.82
15073 Avenue of Science San Diego, California(9)	1	2001	46,759	100.0%	1,233	26.37
15378 Avenue of Science San Diego, California(9)	1	1984	68,910	100.0%	978	14.19
15434/15445 Innovation Drive San Diego, California(10)	2	2000	103,000	0%	—	—
15231 Avenue of Science San Diego, California(9)	1	2005	65,638	100.0%	1,882	28.67
15253 Avenue of Science San Diego, California(9)	1	2005	37,437	100.0%	1,069	28.55
15333 Avenue of Science San Diego, California(9)	1	2006	78,880	100.0%	2,110	26.75
13500/13520 Evening Creek Drive North San Diego, California(11)	2	2004	281,830	79.8%	7,178	32.19
Santa Fe Summit Phase I, San Diego, California
7525 Torrey Sante Fe	1	2007	103,979	100.0%	3,040	29.24
7535 Torrey Sante Fe	1	2007	130,243	100.0%	3,785	29.06
7545 Torrey Sante Fe	1	2007	130,354	100.0%	3,779	28.99
7555 Torrey Sante Fe	1	2007	101,236	100.0%	3,304	32.64
10020 Pacific Mesa, San Diego, California	1	2007	318,000	100.0%	7,683	24.16
4939/4955 Directors Place San Diego, California(9)	2	2002	136,908	100.0%	5,157	37.67
5005/5010 Wateridge Vista Drive San Diego, California(4)	2	1999	172,778	100.0%	3,509	20.31
10421 Pacific Center Court, San Diego, California(9)	1	2002	79,871	100.0%	4,490	56.22
10243 Genetic Center Drive, San Diego, California(9)	1	2001	102,875	100.0%	3,518	34.20
10390 Pacific Center Court, San Diego, California(9)	1	2002	68,400	100.0%	2,771	40.51
6055 Lusk Avenue, San Diego, California(4)	1	1997	93,000	100.0%	1,554	16.71
6260 Sequence Drive, San Diego, California(9)	1	1997	130,536	100.0%	1,717	13.15
6290/6310 Sequence Drive, San Diego, California(12)	2	1997	152,415	41.0%	1,200	19.23
6340/6350 Sequence Drive, San Diego, California(13)	2	1998	199,000	100.0%	2,737	13.75
Pacific Corporate Center, San Diego, California(14)	6	1995	332,542	100.0%	5,930	17.83
5717 Pacific Center, San Diego, California	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive, San Diego, California(15)	1	1999	47,636	100.0%	1,053	22.11
9455 Towne Center Drive, San Diego, California(4)	1	1998	45,195	100.0%	668	14.78
9785/9791 Towne Center Drive, San Diego, California(4)	2	1999	126,000	100.0%	2,290	18.17

Subtotal/Weighted Average— San Diego County	52		4,565,824	91.4%	118,003	28.34

Other
5151-5155 Camino Ruiz, Camarillo, California(16)	4	1982	265,372	100.0%	3,161	11.91
2829 Townsgate Road, Thousand Oaks, California	1	1990	81,158	98.1%	2,339	29.38

Subtotal/Weighted Average— Other	5		346,530	99.6%	5,500	15.94

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	86		8,088,769	93.7%	202,458	26.97

Property Location	No. of Buildings	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied at 12/31/07(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue, El Segundo, California	1	1954	192,053	100.0%	2,960	15.41

Subtotal/Weighted Average— Los Angeles County	1		192,053	100.0%	2,960	15.41

Orange County
1000 E. Ball Road, Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road, Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue, Anaheim, California	1	1984	84,185	100.0%	753	8.94
3125 E. Coronado Street, Anaheim, California	1	1970	144,000	100.0%	1,087	7.55
3130/3150 Miraloma, Anaheim, California(17)	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter, Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue, Anaheim, California	1	1966	153,320	100.0%	798	5.20
5115 E. La Palma Avenue, Anaheim, California	1	1967/1998	286,139	100.0%	1,484	5.19
5325 E. Hunter Avenue, Anaheim, California	1	1983	110,487	100.0%	564	5.10
Anaheim Technology Center, Anaheim, California	5	1999	597,147	100.0%	3,672	6.15
La Palma Business Center, Anaheim, California
4155 E. La Palma Avenue(18)	1	1985	74,618	100.0%	873	11.70
4123 E. La Palma Avenue(19)	1	1985	70,863	100.0%	711	10.03
Brea Industrial Complex, Brea, California(20)	7	1981	277,456	100.0%	2,322	8.37
Brea Industrial—Lambert Road, Brea, California(21)	2	1999	178,811	100.0%	1,326	7.42
1675 MacArthur, Costa Mesa, California	1	1986	50,842	100.0%	625	12.29
25202 Towne Center Drive, Foothill Ranch, California	1	1998	303,533	100.0%	2,501	8.24
12400 Industry Street, Garden Grove, California(22)	1	1972	64,200	100.0%	—	—
12681/12691 Pala Drive, Garden Grove, California(9)	1	1970	84,700	100.0%	664	7.84
7421 Orangewood Avenue, Garden Grove, California	1	1981	82,602	100.0%	643	7.78
Garden Grove Industrial Complex, Garden Grove, California(23)	6	1971	275,971	100.0%	2,079	7.53
17150 Von Karman, Irvine, California(24)	1	1977	157,458	0%	—	—
2055 S.E. Main Street, Irvine, California(25)	1	1973	47,583	0%	—	—
1951 E. Carnegie, Santa Ana, California	1	1981	100,000	100.0%	810	8.10
2525 Pullman, Santa Ana, California	1	2002	103,380	100.0%	586	5.67
14831 Franklin Avenue, Tustin, California	1	1978	36,256	100.0%	279	7.70
2911 Dow Avenue, Tustin, California	1	1998	51,410	100.0%	393	7.64

Subtotal/Weighted Average— Orange County	42		3,677,916	94.4%	24,467	7.18

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	43		3,869,969	94.7%	27,427	7.62

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	129		11,958,738	94.0%	$229,885	$20.70

(1)	Based on all leases at the respective properties in effect at December 31, 2007. Includes month-to-month leases at December 31, 2007.

(2)	Calculated as contractual base rental revenues as of December 31, 2007, determined in accordance with GAAP, annualized to reflect a twelve-month period. Annualized base rental revenues excludes the amortization of deferred revenue recorded for tenant-funded tenant improvements. Unless otherwise indicated, leases at the Industrial Properties are written on a triple net basis and leases at the Office Properties are written on a full service gross basis, with the landlord obligated to pay the tenant’s proportionate share of taxes, insurance and operating expenses up to the amount incurred during the Base Year or Expense Stop. Each tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. Excludes month-to-month leases and vacant space at December 31, 2007.

(3)	Calculated as annual base rent divided by net rentable square feet leased at December 31, 2007. Excludes month-to-month leases and vacant space at December 31, 2007.

(4)	For this property, the lease is written on a triple net basis.

(5)	We recently completed the redevelopment of this property, and only 15,700 rentable square feet are included in our stabilized portfolio. The remainder of the property will remain in lease-up until the earlier of stabilized occupancy (95%) or one year after cessation of major construction activities.

(6)	For this property, leases of approximately 4,000 rentable square feet are written on a modified gross basis, and leases of approximately 6,000 rentable square feet are written on a full service gross basis.

(7)	For this property, the leases are written on a modified gross basis.

(8)	For this property, leases of approximately 55,000 rentable square feet are written on a modified gross basis, and leases of approximately 61,000 rentable square feet are written on a triple net basis.

(9)	For this property, the lease is written on a modified net basis.

(10)	Leases representing 100% of this property expired in the second half of 2007. The property is currently being marketed for lease.

(11)	In February 2008, we signed a lease with Bridgepoint Education, Inc. for the entire 13500 Evening Creek Drive building. See additional information regarding Bridgepoint Education, Inc. under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations.”

(12)	For this property, the lease is written on a triple net basis. The approximately 90,000 rentable square feet that was vacant as of December 31, 2007 has been re-leased, and the tenant is expected to take occupancy during the first quarter of 2008.

(13)	For this property, a lease of approximately 133,000 rentable square feet is written on a triple net basis, and a lease of approximately 66,000 rentable square feet is written on a modified net basis.

(14)	For this property, leases of approximately 205,000 rentable square feet are written on a modified net basis, a lease of approximately 90,000 rentable square feet is written on a gross basis, and a lease of approximately 38,000 rentable square feet is written on a full service gross basis.

(15)	For this property, leases of approximately 36,000 rentable square feet are written on a modified net basis, and leases of approximately 11,000 rentable square feet are written on a modified gross basis.

(16)	For this property, leases of approximately 205,000 rentable square feet are written on a triple net basis, and leases of approximately 60,000 rentable square feet are written on a full service gross basis.

(17)	For this property, a lease of approximately 144,000 rentable square feet is written on a modified net basis.

(18)	For this property, leases of approximately 47,000 rentable square feet are written on a full service gross basis, and leases of approximately 27,000 rentable square feet are written on a triple net basis.

(19)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis, and a lease of approximately 56,000 rentable square feet is written on a triple net basis.

(20)	The seven properties at the Brea Industrial Complex were built between 1981 and 1985. For these properties, leases of approximately 192,000 rentable square feet are written on a triple net basis, and approximately 79,000 rentable square feet are written on a modified gross basis.

(21)	For these properties, leases of approximately 142,000 rentable square feet are written on a modified net basis, and a lease of approximately 37,000 rentable square feet is written on a modified gross basis.

(22)	For this property, 64,200 rentable square was occupied at December 31, 2007 on a month-to-month basis.

(23)	The six properties at the Garden Grove Industrial Complex were built between 1971 and 1985. For these properties, leases of approximately 231,000 rentable square feet are written on a triple net basis, and approximately 45,000 rentable square feet are written on a modified gross basis.

(24)	We are currently pursuing a strategy to potentially re-entitle this property and change its legal entitlement from industrial use to medium density residential use.

(25)	A lease encompassing the entire building was executed during the fourth quarter of 2007. The tenant is expected to take occupancy during the first quarter of 2008.

Development and Redevelopment

For information regarding our in-process development and redevelopment properties as of December 31, 2007, refer to “Item 7: Management’s Discussion of Financial Condition and Results of Operations—Factors That May Influence Future Results of Operations—Development and redevelopment programs.”

Tenant Information

The following table sets forth information about our ten largest office and industrial tenants as of December 31, 2007, based upon annualized rental revenues at December 31, 2007.

Tenant Name	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Office Properties:
Intuit Inc.	$17,793	7.2%	November 1997	Various	(3)
Cardinal Health, Inc.	9,256	3.8	July 2007	August 2017
AMN Healthcare	8,341	3.4	July 2003	July 2018
DIRECTV Group, Inc.	8,037	3.3	November 1996	July 2014
The Boeing Company	6,593	2.7	August 1984	Various	(4)
Fish & Richardson	6,071	2.5	October 2003	October 2018
Favrille, Inc.	5,588	2.3	November 2005	June 2025
Scripps Health(5)	5,199	2.1	July 2004	June 2021
Verenium Corporation	5,158	2.1	November 2000	Various	(6)
Accredited Home Lenders, Inc.	5,164	2.1	December 2005	May 2016

Total Office Properties	$77,200	31.5%

Industrial Properties:
Mattel, Inc.	$2,960	1.2%	May 1990	October 2016
Celestica California, Inc.	2,501	1.0	May 1998	May 2008
NBTY Manufacturing, LLC	1,484	0.6	August 1998	July 2008
Extron Electronics, Inc.	1,145	0.5	February 1995	Various	(7)
Eagle Ridge Manufacturing	1,087	0.4	October 2007	November 2012
Targus, Inc.	1,053	0.4	December 1998	March 2009
Progressive Marketing Products, Inc.	838	0.3	August 2002	September 2012
Ricoh Electronics, Inc.	810	0.3	February 1998	February 2008
Arrow Industries, Inc.(8)	798	0.3	October 2001	September 2011
Printrak International Inc.	753	0.3	May 1998	May 2010

Total Industrial Properties	$13,429	5.3%

(1)	Reflects annualized contractual base rental revenue calculated on a straight-line basis as of December 31, 2007, in accordance with GAAP.

(2)	Represents the date of the first relationship between the tenant and us or our predecessor.

(3)	The Intuit leases of 71,000, 90,238 and 465,812 rentable square feet expire in August 2009, July 2014 and August 2017, respectively.

(4)	The Boeing Company leases of 113,242, 286,151 and 65,447 rentable square feet expire in March 2009, July 2010 and October 2010, respectively.

(5)	In addition, Scripps Health has pre-leased an office building encompassing 146,156 rentable square feet at one of our development properties. The lease is expected to commence in the third quarter of 2008. See additional information regarding Scripps Health under “Item 1: Business—Significant Tenants.”

(6)	The Verenium Corporation leases of 76,246 and 60,662 rentable square feet expire in November 2015 and March 2017, respectively.

(7)	The Extron Electronics leases of 100,000 and 57,730 rentable square feet expire in April 2015 and February 2015, respectively.

(8)	In December 2007, Arrow notified us that it would like to terminate its lease. As of the date of this report, Arrow is still bound by the terms and conditions of its lease with us.

At December 31, 2007, our tenant base was comprised of the following industries, based on Standard Industrial Classifications, broken down by percentage of total portfolio base rental revenue: professional and business services, 35.8%; manufacturing, 19.8%; finance, insurance and real estate, 15.0%; education, health and other services, 14.2%; information technology, 10.5%; wholesale and retail trade, 2.1%; construction, 1.4%; government, 0.8%; and leisure and hospitality, 0.4%. The following is a list comprised of a representative sample of 25 of our tenants whose annualized base rental revenues were individually less than 1.0% of our total annualized base rental revenue at December 31, 2007:

•	Bridgepoint Education, Inc.	•	Intellidot Corporation	•	Qualcomm Inc.

•	Carlson Marketing Worldwide	•	Leviton Manufacturing Co., Inc.	•	REMC Enterprises, Inc.

•	Clean Cut Technologies, LLC	•	Lynden, Inc.	•	Ring Financial, Inc.

•	Compuware Corporation	•	Mentor Graphics Corporation	•	Seventh Street Development

•	Crane Morley Inc.	•	Needelman Asset Management	•	Shea Homes

•	Data Select Systems, Inc.	•	New Zealand Tourism Board	•	Wachovia Securities

•	Devry, Inc.	•	One Service International, Inc.	•	Wixen Music Publishing Inc.

•	Eichlay Engineers Inc.	•	Outdoor Dimensions Inc.

•	Innovative Medical Management	•	ProQuest Business Solutions, Inc.

Lease Expirations

The following table sets forth a summary of our lease expirations for the Office Properties and Industrial Properties for each of the next ten years beginning with 2008, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A: Risk Factors.”

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)(2)	Percentage of Leased Square Feet Represented by Expiring Leases(3)	Annualized Base Rental Revenue Under Expiring Leases (000’s)(4)	Average Annualized Rental Revenue Per Net Rentable Square Foot Represented by Expiring Leases
Office Properties:
2008	59	509,022	6.8%	$10,928	$21.47
2009	76	1,239,568	16.5	29,414	23.73
2010	71	1,193,026	15.9	30,584	25.64
2011	50	448,306	6.0	9,775	21.80
2012	41	552,591	7.4	15,321	27.73
2013	15	415,517	5.5	8,939	21.51
2014	21	704,545	9.4	18,694	26.53
2015	11	343,972	4.6	10,641	30.94
2016	9	421,006	5.6	11,360	26.98
2017	13	1,088,694	14.5	30,169	27.71
2018 and beyond	11	590,427	7.8	26,633	45.11

	377	7,506,674	100.0%	$202,458	$26.97

Industrial Properties:
2008	12	877,303	24.4%	$6,334	$7.22
2009	14	731,502	20.3	4,609	6.30
2010	15	413,485	11.5	3,250	7.86
2011	10	408,402	11.3	3,156	7.73
2012	10	591,672	16.4	4,112	6.95
2013	—	—	—	—	—
2014	1	49,178	1.4	420	8.54
2015	3	213,306	5.9	1,629	7.64
2016	2	233,278	6.5	3,274	14.03
2017	—	—	—	—	—
2018 and beyond	1	82,602	2.3	643	7.78

	68	3,600,728	100.0%	$27,427	$7.62

Total Portfolio	445	11,107,402	100.0%	$229,885	$20.70

(1)	Includes tenants only. Excludes leases for parking and month-to-month tenants. Some tenants have multiple leases.

(2)	Excludes space leased under month-to-month leases and vacant space at December 31, 2007.

(3)	Based on total leased square footage for the respective stabilized portfolios as of December 31, 2007.

(4)	Determined based upon aggregate base rental revenue to be received over the lease term divided by the lease term in months multiplied by 12, including all leases executed on or before December 31, 2007.

Secured Debt

At December 31, 2007, the Operating Partnership had seven outstanding mortgage notes payable and one secured line of credit, representing aggregate indebtedness of approximately $395.9 million, which were secured by certain of our properties. (See Note 9 to our consolidated financial statements and Schedule III—Real Estate and Depreciation included with this report.) Management believes that, as of December 31, 2007, the value of the properties securing the respective secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.	LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, we are not a party to, and our properties are not subject to, any other legal proceedings which if determined adversely to us would have a material adverse effect upon our financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2007 and 2006 as reported on the NYSE. On December 31, 2007, there were approximately 151 registered holders of our common stock.

2007	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$89.80	$72.70	$73.75	$0.5550
Second quarter	76.92	69.48	70.84	0.5550
Third quarter	73.20	56.79	60.63	0.5550
Fourth quarter	68.29	52.66	54.96	0.5550

2006	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$77.74	$63.45	$77.26	$0.5300
Second quarter	76.00	65.33	72.25	0.5300
Third quarter	79.44	70.72	75.34	0.5300
Fourth quarter	83.42	71.53	78.00	0.5300

We pay distributions to common stockholders quarterly each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on our FFO (as defined under “Item 1: Business—Business and Growth Strategies”), financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

During the years ended December 31, 2007 and 2006, we issued 129,204 and 1,350,986 shares of common stock, respectively, in redemption of 129,204 and 1,350,986 common limited partnership units of the Operating Partnership by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the partnership units share in distributions with the common stock.

During the years ended December 31, 2007 and 2006, we accepted the return, at the current quoted market price, of 31,515 and 40,875 shares of our common stock, respectively, from certain key employees in accordance with the provisions of our incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on our shares of common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2007. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 16 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2002 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

.

(1)	This index is published by SNL Financial LC and includes 15 other office REITs and us.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Rental income	$229,672	$216,745	$205,070	$182,461	$163,943
Tenant reimbursements	25,322	22,440	20,270	18,549	17,068
Other property income	3,478	2,356	771	1,080	23,873

Total revenues	258,472	241,541	226,111	202,090	204,884

Property expenses	43,306	39,700	36,061	30,276	27,495
Real estate taxes	19,539	18,149	16,334	15,220	13,943
Provision for bad debts	473	744	(668)	832	1,393
Ground leases	1,582	1,583	1,207	976	912
General and administrative expenses	36,580	22,800	66,456	34,021	20,095
Interest expense	37,502	43,541	38,956	33,678	30,056
Depreciation and amortization	72,815	68,830	64,273	54,820	52,016

Total expenses	211,797	195,347	222,619	169,823	145,910

Interest and other investment income	1,606	1,653	604	521	196
Net settlement receipts (payments) on interest rate swaps		991	364	(2,893)	(3,218)
(Loss) gain on derivative instruments		(818)	378	3,099	704

Total other income (expense)	1,606	1,826	1,346	727	(2,318)

Income from continuing operations before minority interests	48,281	48,020	4,838	32,994	56,656
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(5,588)	(5,588)	(5,588)	(9,579)	(13,163)
Original issuance costs of redeemed preferred units				(1,200)	(945)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(2,129)	(2,514)	1,193	(2,344)	(5,582)

Total minority interests	(7,717)	(8,102)	(4,395)	(13,123)	(19,690)

Income from continuing operations	40,564	39,918	443	19,871	36,966
Discontinued operations:
Revenues from discontinued operations	10,312	22,788	16,734	23,585	26,356
Expenses from discontinued operations	(6,521)	(8,625)	(9,780)	(13,374)	(14,842)
Net gain on dispositions of discontinued operations	74,505	31,259	30,764	6,148	3,642
Impairment loss on property held for sale				(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(5,038)	(3,476)	(4,342)	(1,963)	(2,006)

Total income from discontinued operations	73,258	41,946	33,376	13,670	13,150

Net income	113,822	81,864	33,819	33,541	50,116
Preferred dividends	(9,608)	(9,608)	(9,608)	(3,553)	(349)

Net income available for common stockholders	$104,214	$72,256	$24,211	$29,988	$49,767

Share Data:
Weighted average shares outstanding—basic	32,379,997	31,244,062	28,710,726	28,244,459	27,526,684

Weighted average shares outstanding—diluted	32,526,723	31,389,999	28,710,726	28,422,027	27,737,791

Income (loss) from continuing operations per common share—basic	$0.96	$0.97	$(0.32)	$0.58	$1.33

Income (loss) from continuing operations per common share—diluted	$0.95	$0.96	$(0.32)	$0.57	$1.32

Net income per common share—basic	$3.22	$2.31	$0.84	$1.06	$1.81

Net income per common share—diluted	$3.20	$2.30	$0.84	$1.06	$1.79

Dividends declared per common share	$2.22	$2.12	$2.04	$1.98	$1.98

	Kilroy Realty Corporation Consolidated
	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$2,368,556	$2,040,761	$1,953,971	$1,863,230	$1,735,796
Total assets	2,068,720	1,799,352	1,674,474	1,609,024	1,516,428
Total debt	1,107,002	879,198	842,282	801,441	761,048
Total liabilities	1,263,481	1,011,790	1,031,106	929,348	849,683
Total minority interests	111,947	113,266	124,100	133,129	183,712
Total stockholders’ equity	693,292	674,296	519,268	546,547	483,033
Other Data:
Funds From Operations(1)	$110,584	$118,184	$63,603	$87,643	$110,758
Cash flows provided by (used in):
Operating activities	147,500	61,570	116,002	120,513	124,399
Investing activities	(244,802)	(136,193)	(75,682)	(123,271)	(67,463)
Financing activities	97,086	82,690	(41,292)	(2,281)	(62,821)
Office Properties:
Rentable square footage	8,088,769	7,835,040	7,948,152	7,674,424	7,316,187
Occupancy	93.7%	95.8%	92.5%	94.0%	87.6%
Industrial Properties:
Rentable square footage	3,869,969	3,869,969	4,587,491	4,602,605	4,878,603
Occupancy	94.7%	95.8%	99.3%	95.5%	94.5%

(1) We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to other REITs.

We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs.

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

Non-cash adjustments to arrive at FFO were as follows: in all periods, minority interest in earnings of the Operating Partnership, depreciation and amortization of real estate assets and net gain (loss) from dispositions of operating properties. For additional information, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials resulting from the effects of increased worldwide demand, increased labor costs, future interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 93.7% and 93.3% general partnership interest in the Operating Partnership as of December 31, 2007 and 2006, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods.

Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management to make significant estimates and/or assumptions about matters that are uncertain at the time the estimates and/or assumptions are made or where management is required to make significant judgments and assumptions with respect to the practical application of accounting principles in its business operations. Critical accounting policies are by definition those policies that are material to our financial statements and for which the impact of changes in estimates, assumptions and judgments could have a material impact to our financial statements.

The following critical accounting policies discussion reflects what we believe are the more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions and judgments. For further discussion of our significant accounting policies, see Note 2 to our consolidated financial statements included in this report.

Rental revenue recognition

Rental revenue is our principal source of revenue. The timing of when we commence rental revenue recognition depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of the tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and we commence rental revenue recognition when the tenant takes possession of the finished space, which is typically when such tenant improvements are substantially complete.

The determination of whether we are or the tenant is the owner of the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2007, 2006 and 2005, we recorded $41.1 million, $5.9 million and $1.4 million, respectively, of tenant-funded tenant improvements, primarily at certain of our in-process development and redevelopment properties, and we recognized $4.3 million, $2.3 million and $2.2 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with these tenant-funded tenant improvements.

When we conclude that we are not the owner and the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and rental revenue recognition begins when the tenant takes possession of or controls the space.

Our judgment as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease by lease basis and has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements and therefore on our results of operations. Our judgment as to whether we are or the tenant is the owner of the tenant improvements for accounting purposes can also have a significant effect on the timing of our overall revenue recognition and therefore on our results of operations.

Tenant reimbursement revenue

Reimbursements from tenants consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Calculating tenant reimbursement revenue requires an in-depth analysis of the complex terms of each applicable underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

•	estimating the final expenses, net of accruals, that are recoverable;

•	estimating the fixed and variable components of operating expenses for each building;

•	conforming recoverable expense pools to those used in establishing the base year or base allowance for the applicable underlying lease; and

•	concluding whether an expense or capital expenditure is recoverable per the terms of the underlying lease.

During the year, we accrue estimated tenant reimbursement revenue in the period in which the reimbursable expenses are incurred and thus recoverable from the tenant based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match tenant reimbursement revenue with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and accrue additional tenant reimbursement revenue or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity.

Our historical experience for the years ended December 31, 2006 and 2005 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized. We are currently in the process of performing our 2007 final reconciliations.

Allowances for uncollectible current tenant receivables and deferred rent receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables.

Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes and other expenses recoverable from tenants. Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables is performed using a methodology that incorporates both a specific identification analysis and an aging analysis and includes an overall evaluation of our historical loss trends and the current economic and business environment. The specific identification methodology analysis relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Our allowance also includes a reserve based on historical loss trends, which is not associated with any specific tenant. This reserve as well as our specific identification reserve is re-evaluated quarterly based on changes in the financial condition of tenants and our assessment of the tenant’s ability to meet its lease obligations, overall economic conditions and the current business environment.

Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. Given the longer-term nature of these types of receivables, management’s determination of the adequacy of the allowance for deferred rent receivables is based primarily on historical loss experience and current economic conditions. In addition, management evaluates the allowance for deferred rent receivables using a specific identification methodology for our significant tenants, assessing each tenant’s financial condition and its ability to meet its lease obligations.

Our determination of the adequacy of these allowances requires significant judgment and estimates about matters that are uncertain at the time the estimates are made. For example, the factors that we consider and re-evaluate on a quarterly basis with respect to our allowances include the creditworthiness of specific tenants, specific industry trends and conditions and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material.

For the years ended December 31, 2007, 2006 and 2005, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.2%, 0.3% and (0.3)% of recurring rental revenue. Included in these provision amounts for 2005 is the reversal of approximately $750,000 of the allowance through the provision for bad debts due to the collection of two of the four annual installment payments due under the 2002 settlement agreement with Peregrine Systems, Inc. (“Peregrine”). In addition, also included in the provision for bad debts in 2005 is the reversal of approximately $1.3 million of the allowance related to the remaining future annual installment payments due under the 2002 settlement agreement due to our re-evaluation of Peregrine’s financial condition after Peregrine was acquired by Hewlett-Packard Company. Excluding the effect of Peregrine on the provision for bad debts, for the year ended December 31, 2005, we recorded a provision for bad debts of approximately 0.6% of recurring revenue.

Excluding the effect of the Peregrine reserves discussed above, our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2007, 2006 and 2005. If our estimates were not accurate and we had to change our allowances by 1% of recurring revenue, the impact to our net income available to common stockholders would be approximately $2.6 million, $2.5 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cost capitalization and depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements and leasing activities.

Amounts capitalized are depreciated or amortized over estimated useful lives determined by management. We depreciate buildings and improvements based on the estimated useful life of the asset, and we amortize tenant improvements and leasing costs over the shorter of the estimated useful life or estimated remaining life of the related lease. All capitalized costs are depreciated or amortized using the straight-line method.

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Expenditures that meet one or more of the following criteria generally qualify for capitalization:

•	provide benefit in future periods;

•	extend the useful life of the asset beyond our original estimates;

•	increase the quantity of the asset beyond our original estimates; and

•	increase the quality of the asset beyond our original estimates.

Our historical experience has demonstrated that we have not had material write-offs of assets and that our depreciation and amortization estimates have been reasonable and appropriate.

Evaluation of asset impairment

We evaluate a property for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of events or changes in circumstances where we would evaluate impairment include:

•

changes in demand for the asset either due to issues specific to the asset such as inability to lease at close to market rents or due to changes in market vacancy rates, new supply or other market conditions;

•	instances of physical damage to the asset;

•	indications that the useful life of the asset has changed;

•	an increase in capitalization rates which would signal a decrease in the estimated value at disposition; and

•	when we classify a property as held for sale

When evaluating properties to be held and used for potential impairment, we first compare the net carrying value of the property to the property’s estimated undiscounted future cash flows over the anticipated holding period. If the estimated undiscounted future cash flows are less than the net carrying value of the property, we then perform an impairment loss evaluation. We do not perform an impairment loss evaluation or record an impairment loss if the estimated undiscounted future cash flows are greater than the carrying value of the property. We also perform impairment loss evaluations for all properties classified as held for sale.

Our impairment loss evaluation compares the net carrying value of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount or capitalization rate that reflects the risk inherent in future cash flows. Estimating projected cash flows requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate due to a variety of factors in the overall economy or within local markets. If the actual net cash flows or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected. We did not record any impairment losses during the years ended December 31, 2007, 2006 and 2005.

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

Rental rates.    For leases that commenced during the year ended December 31, 2007, the change in rental rate was an increase of 15.2% on a GAAP basis and an increase of 3.4% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that at December 31, 2007 the average rental rates for our properties were approximately 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates.

Scheduled lease expirations.    In addition to the 714,700 square feet, or 6.0%, of currently available space in our stabilized portfolio, leases representing approximately 12.5% and 17.7% of the leased square footage of our stabilized portfolio are scheduled to expire during 2008 and 2009, respectively. The leases scheduled to expire in 2008 and the leases scheduled to expire in 2009 represent approximately 1.7 million square feet of office space, or 17.5%, of our total annualized base rental revenue, and 1.6 million square feet of industrial space, or 4.8%, of our total annualized base rental revenue, respectively. We have re-leased approximately 592,300, or 42.7%, of the net rentable square feet scheduled to expire in 2008 as of the date of this report. We believe that the average rental rates for leases scheduled to expire in 2008 and in 2009 are approximately 10% to 15% and 15% to 20%, respectively, below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific submarkets in which our properties are located.

Submarket Information

Los Angeles County.    Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 96.1% occupied with approximately 112,100 vacant rentable square feet as of December 31, 2007, compared to 92.8% occupied with approximately 209,600 vacant rentable square feet as of December 31, 2006. As of December 31, 2007 and 2006, our Los Angeles stabilized industrial property of approximately 192,100 rentable square feet was 100% occupied. As of December 31, 2007, leases representing an aggregate of approximately 133,900 and 594,600 rentable square feet were scheduled to expire in 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2008 and in 2009 represents approximately 25.0% of the total occupied rentable square feet in this portfolio at December 31, 2007 and 8.2% of the annualized base rental revenues for our total portfolio.

San Diego County.    Our San Diego stabilized office portfolio was 91.4% occupied with approximately 393,400 vacant rentable square feet as of December 31, 2007, compared to 98.6% occupied with approximately 53,700 vacant rentable square feet as of December 31, 2006. The decrease in occupancy primarily relates to three properties at which leases for a total of 310,000 rentable square feet expired during the third quarter of 2007. A lease at one of the properties representing approximately 90,000 vacant rentable square feet in this region had been executed as of the date of this report and the tenant is expected to take occupancy during the first quarter of 2008. As of December 31, 2007, leases representing an aggregate of approximately 253,700 and 511,600 rentable square feet are scheduled to expire in 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2008 and in 2009 represents approximately 18.4% of the total occupied rentable square feet in this region at December 31, 2007 and 7.2% of the annualized base rental revenues for our total portfolio. We continue development and redevelopment of office properties in San Diego County and continue to seek economically attractive development opportunities in this region. See additional information regarding our development and redevelopment properties under the caption “—Development and redevelopment programs.”

Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates and (iv) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material adverse effects arising from these factors.

Orange County.    As of December 31, 2007, our Orange County stabilized industrial portfolio was 94.4% occupied with approximately 207,000 vacant rentable square feet, compared to 95.6% occupied with approximately 163,500 vacant rentable square feet as of December 31, 2006. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 99.1% occupied with approximately 2,600 vacant rentable square feet as of December 31, 2007, compared to 98.3% occupied with approximately 4,700 vacant rentable square feet as of December 31, 2006. The decrease in occupancy in our stabilized industrial portfolio is primarily due to the vacancy of one industrial building, encompassing approximately 47,600 rentable square feet at December 31, 2007. This building has been re-leased, and the tenant is expected to take occupancy during the first quarter of 2008. Also included in our Orange County industrial portfolio is one vacant building encompassing approximately 157,500 rentable square feet. We are in the process of re-entitling this property for residential use. We expect the re-entitlement to be completed in 2008 and, if successful, will evaluate the strategic options for the property, including the potential disposition of the asset. As of December 31, 2007, leases representing an aggregate of approximately 957,200 and 855,300 rentable square feet were scheduled to expire in 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2008 and in 2009 represents approximately 49.2% of the total occupied rentable square feet in this region at December 31, 2007 and 6.6% of the annualized base rental revenues for our total portfolio.

Sublease space.    Of our leased space at December 31, 2007, approximately 608,100 rentable square feet, or 5.1%, of the square footage in our stabilized portfolio, was available for sublease, compared to 516,700 rentable square feet, or 4.4%, at December 31, 2006. Of the 5.1% of available sublease space in our stabilized portfolio at December 31, 2007, approximately 1.2% was vacant space, and the remaining 3.9% was occupied. Approximately 41%, 38% and 18% of the available sublease space as of December 31, 2007 is located in the San Diego, Orange County and Los Angeles submarkets, respectively. Of the approximately 608,100 rentable square feet available for sublease at December 31, 2007, approximately 112,000 rentable square feet representing six leases are scheduled to expire in 2008, and approximately 7,400 rentable square feet representing two leases are scheduled to expire in 2009.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Information regarding significant tenants

Intuit Inc.    During 2007, we completed construction of a four-building office complex in the 56 Corridor submarket in San Diego County (the “56 Corridor”) which encompasses approximately 465,800 rentable square feet. The complex was pre-leased to Intuit under a ten-year lease agreement. Intuit began occupying the four buildings during the third quarter of 2007, at which time Intuit became our largest tenant based on its percentage of our total annualized base rental revenues. See “Item 2: Properties—Tenant Information” for additional information.

Scripps Health    We are currently developing a new six-story office building, encompassing approximately 146,200 rentable square feet, for Scripps Health, our eighth largest tenant as of December 31, 2007. The additional lease with Scripps Health is expected to commence in the third quarter of 2008, at which time Scripps Health is projected to become our second largest tenant based on its percentage of our projected total annualized base rental revenues.

Bridgepoint Education, Inc.    In February 2008, we signed two lease agreements with Bridgepoint Education, Inc. (“Bridgepoint”) totaling approximately 289,700 rentable square feet. Commencing in stages between July 2008 and September 2008, Bridgepoint will lease 100% of the approximately 147,500 rentable square feet at Kilroy Sabre Springs Phase III, which is currently under construction. In July 2009, Bridgepoint will expand its occupancy at 13500 Evening Creek Drive from approximately 119,800 rentable square feet at December 31, 2007 to approximately 142,200 rentable square feet. Both leases are scheduled to expire in June 2018. Bridgepoint is projected to become our second largest tenant in July 2009, based on its percentage of our projected total annualized base rental revenues.

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

In the first quarter of 2007, we acquired two parcels of undeveloped land encompassing approximately 42.5 gross acres in two separate transactions. These parcels are located in San Diego County in the 56 Corridor and Carlsbad submarkets. In the fourth quarter of 2007, we acquired one parcel of undeveloped land encompassing approximately 23.0 gross acres. This parcel is located in San Diego County in the Del Mar submarket. (See Note 3 to our consolidated financial statements included with this report for additional information regarding these acquisitions). These strategic acquisitions increase the total gross site acreage of our future development pipeline to 116.7 acres, with which we believe we will have the potential to develop over two million rentable square feet of office space.

The following table sets forth certain information regarding our office development properties in-process as of December 31, 2007.

Development Properties

Project Name / Submarket / City	Completion/ Estimated Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Total Estimated Investment(2)(3)	Total Costs as of December 31, 2007(3)(4)	Percentage Leased
	($ in millions)
Properties In Lease-Up
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	$21.5	$15.1	0%
Properties Under Construction
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	1st Qtr 2008	3rd Qtr 2008	147,533	65.6	43.0	100	%(5)
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	51.6	42.8	100	%(6)
Sorrento Gateway-Lot 1 Sorrento Mesa San Diego, CA	4th Qtr 2008	4th Qtr 2009	50,925	22.4	6.9	0%

Total			400,114	$161.1	$107.8	73%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.

(2)	Represents total projected development costs at December 31, 2007.

(3)	Amounts exclude tenant-funded tenant improvements.

(4)	Represents cash paid and costs incurred as of December 31, 2007.

(5)	This building was leased to Bridgepoint in February 2008.

(6)	This building was leased to Scripps Health in July 2006.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land for development.

At December 31, 2007, we had two office redevelopment properties in the lease-up phase. One of the redevelopment properties is located in El Segundo, California. Seventy-seven percent of this building had been leased to DIRECTV Group, Inc., and the lease commenced in July 2007. Prior to redevelopment, this property had been occupied by The Boeing Company and its predecessors for highly specialized use for over 20 years.

We acquired our other redevelopment property, which is located in the I-15 Corridor submarket of San Diego County, in the first quarter of 2007. The acquisition included two existing office buildings encompassing an aggregate of approximately 103,900 rentable square feet on 5.6 acres of land. Upon acquisition in the first quarter of 2007, we began redevelopment of the vacant buildings. (See Note 3 to our consolidated financial statements included with this report for additional information regarding this acquisition).

The following table sets forth certain information regarding our office redevelopment properties in-process as of December 31, 2007.

Redevelopment Properties

Property Name / Submarket / City	Completion Date	Estimated Stabilization Date(1)	Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs	Total Estimated Investment(3)	Total Costs as of December 31, 2007(3)(4)	Percent Leased
	(in millions)
Properties In Lease-up
2240 E. Imperial Highway Kilroy Airport Center El Segundo, CA	3rd Qtr 2007	3rd Qtr 2008	107,041	$5.0	$16.4	$21.4	$18.0	77%
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	103,900	24.7	10.3	35.0	29.8	19%

Total			210,941	$29.7	$26.7	$56.4	$47.8	49%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of December 31, 2007, including the existing investment at commencement of redevelopment. See footnote (2) above.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. However, we may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

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

Incentive Compensation.    Our Executive Compensation Committee, which is currently comprised of three independent directors, determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on certain performance measures, including financial, operating and development targets.

In the first quarter of 2008, our Executive Compensation Committee approved the 2008 Annual Bonus Program and the 2008 Annual Long-Term Incentive Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures. The provisions of the 2008 programs were reported on Form 8-K filed with the SEC on January 31, 2008. As a result of the structure of these programs and other such programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for these programs will be affected by our operating and development performance, financial results, the performance of our common stock and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to compensation programs.

Share-Based Compensation.    As of December 31, 2007, there was $11.4 million of total unrecognized compensation cost related to outstanding nonvested shares issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. Additional unrecognized compensation cost of $7.4 million related to 182,378 nonvested shares of common stock issued under share-based compensation arrangements subsequent to December 31, 2007 is expected to be recognized over a weighted-average period of 2.2 years. For additional information regarding our share-based incentive programs, see Note 13 to our consolidated financial statements. (See Note 13 to our consolidated financial statements included with this report for additional information regarding these programs).

Results of Operations

As of December 31, 2007, our stabilized portfolio was comprised of 86 Office Properties encompassing an aggregate of approximately 8.1 million rentable square feet, and 43 Industrial Properties encompassing an aggregate of approximately 3.9 million rentable square feet. Our stabilized portfolio of operating properties consists of all our properties, except for properties we recently developed or redeveloped that have not yet reached 95.0% occupancy and are within one year following cessation of major construction activity (“lease-up” properties), properties classified as held for sale and properties currently under construction.

As of December 31, 2007, the Office Properties and Industrial Properties represented approximately 88% and 12%, respectively, of our total annualized base rental revenue. For the year ended December 31, 2007, average occupancy in our stabilized portfolio was 93.4%, compared to 95.4% for the year ended December 31, 2006. Occupancy for our stabilized portfolio at December 31, 2007 was 94.0%, compared to 95.8% at December 31, 2006. As of December 31, 2007, we had approximately 714,700 rentable square feet of vacant space in our stabilized portfolio, compared to 494,700 rentable square feet as of December 31, 2006.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2006 to December 31, 2007. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.3 million rentable square feet, or 2.2%, to 12.0 million rentable square feet at December 31, 2007, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2006	84	7,835,040	43	3,869,969	127	11,705,009
Properties added from the Development Portfolio	5	783,812			5	783,812
Dispositions(1)	(3)	(532,430)			(3)	(532,430)
Remeasurement		2,347				2,347

Total at December 31, 2007	86	8,088,769	43	3,869,969	129	11,958,738

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations. The above table excludes one office building and one industrial building that were classified as held for sale at December 31, 2006.

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less operating expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis consists of the same Net Operating Income segment information disclosed in Note 19 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2007 and 2006.

	Year Ended December 31,		Dollar Change	Percentage Change
	2007	2006
	($ in thousands)
Net Operating Income, as defined
Office Properties	$168,575	$154,132	$14,443	9.4%
Industrial Properties	24,997	27,233	(2,236)	(8.2)

Total portfolio	193,572	181,365	12,207	6.7

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	193,572	181,365	12,207	6.7
Other expenses:
General and administrative expenses	36,580	22,800	13,780	60.4
Interest expense	37,502	43,541	(6,039)	(13.9)
Depreciation and amortization	72,815	68,830	3,985	5.8
Total other income and expense	1,606	1,826	(220)	(12.0)

Income from continuing operations before minority interests	48,281	48,020	261	0.5
Minority interests attributable to continuing operations	(7,717)	(8,102)	385	4.8
Income from discontinued operations	73,258	41,946	31,312	74.6

Net income	113,822	81,864	31,958	39.0
Preferred dividends	(9,608)	(9,608)	—	0.0

Net income available for common stockholders	$104,214	$72,256	$31,958	44.2%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the years ended December 31, 2007 and 2006.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$202,601	$187,535	$15,066	8.0%	$188,440	$186,274	$2,166	1.2%
Tenant reimbursements	21,804	18,581	3,223	17.3	19,723	18,138	1,585	8.7
Other property income	3,406	2,294	1,112	48.5	3,405	2,291	1,114	48.6

Total	227,811	208,410	19,401	9.3	211,568	206,703	4,865	2.4

Property and related expenses:
Property expenses	40,675	36,742	3,933	10.7	39,929	35,918	4,011	11.2
Real estate taxes	16,825	15,305	1,520	9.9	15,356	15,231	125	0.8
Provision for bad debts	154	648	(494)	(76.2)	154	648	(494)	(76.2)
Ground leases	1,582	1,583	(1)	(0.1)	1,576	1,578	(2)	(0.1)

Total	59,236	54,278	4,958	9.1	57,015	53,375	3,640	6.8

Net Operating Income	$168,575	$154,132	$14,443	9.4%	$154,553	$153,328	$1,225	0.8%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at December 31, 2007.

Total revenues from Office Properties increased $19.4 million, or 9.3%, to $227.8 million for the year ended December 31, 2007, compared to $208.4 million for the year ended December 31, 2006. Rental income from Office Properties increased $15.1 million, or 8.0%, to $202.6 million for the year ended December 31, 2007, compared to $187.5 million for the year ended December 31, 2006. Rental income generated by the Core Office Portfolio increased $2.2 million, or 1.2%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in rental income from the Core Office Portfolio was primarily due to a $1.6 million increase in rental income from our 909 N. Sepulveda Blvd. property due to a 26.5% increase in average occupancy to 74.6% for the year ended December 31, 2007, from 48.1% for the year ended December 31, 2006, and a $0.9 million increase in amortization of deferred revenue related to tenant-funded tenant improvements. The above-mentioned year over year increases in Core Office Portfolio rental income were partially offset by a decrease in annual average occupancy in the Core Office Portfolio. Average occupancy in the Core Office Portfolio decreased 1.1% to 93.7% for the year ended December 31, 2007, from 94.8% for the year ended December 31, 2006. The remaining $12.9 million increase in total office portfolio rental income was attributable to a $12.6 million increase in rental income generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007 and the office development property that was added to the stabilized portfolio in the fourth quarter of 2006 (the “2006 and 2007 Office Development Properties”), and a $0.3 million increase in rental income generated by one property that was taken out of service in June 2006 and placed into lease-up in the third quarter of 2007 and a project consisting of two buildings that was acquired in the first quarter of 2007 and placed into lease-up in the fourth quarter of 2007 (the “2006 and 2007 Office Redevelopment Properties”).

Tenant reimbursements from Office Properties increased $3.2 million, or 17.3%, to $21.8 million for the year ended December 31, 2007, compared to $18.6 million for the year ended December 31, 2006. An increase of $1.6 million, or 8.7%, was generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below. The remaining $1.6 million increase in total office portfolio tenant reimbursements was due to a $1.7 million increase generated by the 2006 and 2007 Office Development Properties offset by a $0.1 million decrease attributable to the 2006 and 2007 Office Redevelopment Properties.

Other property income from Office Properties increased $1.1 million, or 48.5%, to $3.4 million for the year ended December 31, 2007, compared to $2.3 million for the year ended December 31, 2006. Other property income for the year ended December 31, 2007 included $2.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego. Other property income for the year ended December 31, 2006 included $1.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego.

Total expenses from Office Properties increased $5.0 million, or 9.1%, to $59.2 million for the year ended December 31, 2007, compared to $54.2 million for the year ended December 31, 2006. Property expenses from Office Properties increased $3.9 million, or 10.7%, to $40.6 million for the year ended December 31, 2007, compared to $36.7 million for the year ended December 31, 2006. An increase of $4.0 million, or 11.2%, was generated by the Core Office Portfolio. This increase was primarily attributable to general inflationary increases in certain operating costs such as property management costs of $1.6 million, repairs and maintenance costs of $1.1 million, janitorial and other service-related costs of $0.6 million and also to an increase in electricity expense of $0.2 million due to an increase in rates. This increase was partially offset by a $0.1 decrease attributable to the 2006 and 2007 Office Redevelopment Properties.

Real estate taxes from Office Properties increased $1.5 million, or 9.9%, to $16.8 million for the year ended December 31, 2007, compared to $15.3 million for the year ended December 31, 2006. An increase of $1.3 million was attributable to the 2006 and 2007 Office Development Properties. The remaining $0.2 million increase was attributable to the Core Office Portfolio and the 2006 and 2007 Office Redevelopment Properties.

The provision for bad debts from Office Properties decreased $0.5 million, or 76.2%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease is primarily due to the reversal of a tenant specific reserve that was previously recorded in a prior year and collected in 2007 as part of a settlement agreement with the former tenant. Excluding the reversal of a tenant-specific reserve, the provision for bad debts from Office Properties decreased $0.2 million, or 23.3%. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Office Properties increased $14.4 million, or 9.4%, to $168.5 million for the year ended December 31, 2007, compared to $154.1 million for the year ended December 31, 2006. Of this increase, $1.2 million was generated by the Core Office Portfolio. The remaining increase of $13.2 million was attributable to an increase of $12.6 million generated by the 2006 and 2007 Office Development Properties and an increase of $0.6 million attributable to the 2006 and 2007 Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$27,071	$29,210	$(2,139)	(7.3)%	$27,071	$28,130	$(1,059)	(3.8)%
Tenant reimbursements	3,518	3,859	(341)	(8.8)	3,518	3,559	(41)	(1.2)
Other property income	72	62	10	16.1	72	62	10	16.1

Total	30,661	33,131	(2,470)	(7.5)	30,661	31,751	(1,090)	(3.4)

Property and related expenses:
Property expenses	2,631	2,958	(327)	(11.1)	2,651	2,902	(251)	(8.6)
Real estate taxes	2,714	2,844	(130)	(4.6)	2,714	2,635	79	3.0
Provision for bad debts	319	96	223	232.3	319	96	223	232.3

Total	5,664	5,898	(234)	(4.0)	5,684	5,633	51	0.9

Net Operating Income	$24,997	$27,233	$(2,236)	(8.2)%	$24,977	$26,118	$(1,141)	(4.4)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 which are still owned and stabilized at December 31, 2007.

Total revenues from Industrial Properties decreased $2.5 million, or 7.5%, to $30.6 million for the year ended December 31, 2007, compared to $33.1 million for the year ended December 31, 2006. Rental income from Industrial Properties decreased $2.1 million, or 7.3%, to $27.1 million for the year ended December 31, 2007, compared to $29.2 million for the year ended December 31, 2006. Rental income generated by the Core Industrial Portfolio decreased $1.1 million, or 3.8%, for the year ended December 31, 2007, compared to the year ended December 31, 2006 primarily due to decreased occupancy in the Orange County industrial portfolio. Average occupancy in the Core Industrial Portfolio decreased 5.5% to 92.1% for the year ended December 31, 2007, compared to 97.6% for the year ended December 31, 2006. The decrease was the result of three buildings encompassing approximately 349,000 rentable square feet. Of the approximately 349,000 rentable square feet, 144,000 rentable square feet had been re-leased and was occupied at December 31, 2007, and approximately 47,500 rentable square feet had been re-leased but the tenant had not taken occupancy at December 31, 2007. The remaining $1.0 million decrease in total industrial portfolio rental income was attributable to one industrial building that was moved from our stabilized portfolio to the redevelopment portfolio during 2006 (the “Industrial Redevelopment Property”). In the fourth quarter of 2006, the Industrial Redevelopment Property was taken out of service and removed from our stabilized portfolio as we are currently pursuing development or redevelopment plans for this property.

Tenant reimbursements from Industrial Properties decreased $0.3 million, or 8.8%, to $3.5 million for the year ended December 31, 2007, compared to $3.8 million for the year ended December 31, 2006. The decrease in tenant reimbursements was primarily attributable to the Industrial Redevelopment Property.

Total expenses from Industrial Properties decreased $0.2 million, or 4.0%, to $5.7 million for the year ended December 31, 2007, compared to $5.9 million for the year ended December 31, 2006. Property expenses from Industrial Properties decreased by $0.3 million, or 11.1%, to $2.6 million for the year ended December 31, 2007, compared to $2.9 million for the year ended December 31, 2006, primarily due to a credit of $0.7 million relating to a gain recognized in December 2007 for insurance proceeds received for one of our Industrial Properties that sustained damage due to a fire sprinkler rupture. (See Note 16 to our consolidated financial statements included with this report for additional information). This decrease was partially offset by a $0.4 million increase primarily attributable to higher fixed operating costs for the three Core Industrial Portfolio buildings, the impact of which on average annual occupancy was discussed above. Real estate taxes decreased $0.1 million, or 4.6%, for the year ended December 31, 2007, compared to the year ended December 31, 2006 primarily due to the Industrial Redevelopment Property, which was taken out of service in 2006. The provision for bad debts for

Industrial Properties increased by $0.2 million, or 232.3%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily related to the provision for bad debts recorded for the deferred rent receivable for one tenant who notified us that it is having financial difficulties. This tenant was added to our watchlist during the quarter ended December 31, 2007. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties decreased $2.2 million, or 8.2%, to $25.0 million for the year ended December 31, 2007, compared to $27.2 million for the year ended December 31, 2006. Of this decrease, $1.1 million was attributable to the Core Industrial Portfolio, primarily due to a decrease in occupancy in the portfolio discussed above. The remaining decrease of $1.1 million was attributable to the Industrial Redevelopment Property.

Other Income and Expenses

General and administrative expenses increased $13.8 million, or 60.4%, to $36.6 million for the year ended December 31, 2007, compared to $22.8 million for the year ended December 31, 2006. The increase was mainly attributable to an $11.7 million increase in executive compensation primarily related to the increase in compensation expense recorded for the 2006 and 2007 incentive compensation programs. (See Note 13 to our consolidated financial statements included in this report for additional information regarding incentive compensation programs). The increase in executive compensation was partially a result of the timing of the approval of the 2006 executive incentive compensation programs. We began to accrue compensation expense associated with the 2006 Annual Long-Term Incentive Program and 2006 Annual Bonus Exceptional Performance Program in September 2006. Therefore, general and administrative expense for the year ended December 31, 2006 includes four months of amortization for these 2006 programs, whereas the year ended December 31, 2007 includes twelve months of amortization. We began to accrue for 2007 executive incentive compensation programs when they were approved in February 2007. The remaining increase in general and administrative expenses was due primarily to an increase in other compensation-related expenses.

Interest expense decreased $6.0 million, or 13.9%, to $37.5 million for the year ended December 31, 2007, compared to $43.5 million for the year ended December 31, 2006. The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the years ended December 31, 2007 and 2006.

	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost amortization	$55,570	$54,850	$720	1.3%
Less: capitalized interest and loan cost amortization	(18,068)	(11,309)	(6,759)	59.8%

Interest expense	$37,502	$43,541	$(6,039)	13.9%

The increase in gross interest expense and loan cost amortization is primarily attributable to an increase in our average debt balance associated with our development activities during 2007. This increase was largely offset by a decrease in our weighted-average interest rate during the year ended December 31, 2007, compared to the year ended December 31, 2006. Our weighted average interest rate including loan fees was 5.5% during the year ended December 31, 2007, compared to 6.3% during the year ended December 31, 2006. The increase in capitalized interest and loan cost amortization was primarily due to an increase in development activities and the resulting increase in the average balances eligible for capitalization during the year ended December 31, 2007, compared to the year ended December 31, 2006. This increase was partially offset by a decrease in our weighted-average interest rate during the year ended December 31, 2007, compared to the year ended December 31, 2006.

Depreciation and amortization increased $4.0 million, or 5.8%, to $72.8 million for the year ended December 31, 2007, compared to $68.8 million for the year ended December 31, 2006. This increase was primarily attributable to depreciation of the 2006 and 2007 Office Development Properties of $4.4 million and a

$0.7 million increase related to depreciation of the Core Office Portfolio. These increases were partially offset by a $1.1 million decrease in depreciation resulting from reclassifying the 2006 Office Redevelopment Property and the Industrial Redevelopment Property from the stabilized portfolio to the redevelopment portfolio and ceasing depreciation on these assets.

Total other income and expense decreased approximately $0.2 million, or 12.0%, to $1.6 million for the year ended December 31, 2007, compared to $1.8 million for the year ended December 31, 2006. The decrease related to the net other income recorded for our outstanding derivatives during the year ended December 31, 2006. We did not have any outstanding derivative instruments during the year ended December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2006 and 2005.

	Year Ended December 31,		Dollar Change	Percentage Change
	2006	2005
	($ dollars in thousands)
Net Operating Income, as defined
Office Properties	$154,132	$145,905	$8,227	5.6%
Industrial Properties	27,233	27,272	(39)	(0.1)

Total portfolio	181,365	173,177	8,188	4.7

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	181,365	173,177	8,188	4.7
Other expenses:
General and administrative expenses	22,800	66,456	(43,656)	(65.7)
Interest expense	43,541	38,956	4,585	11.8
Depreciation and amortization	68,830	64,273	4,557	7.1
Total other income and expense	1,826	1,346	480	35.7

Income from continuing operations before minority interests	48,020	4,838	43,182	892.6
Minority interests attributable to continuing operations	(8,102)	(4,395)	(3,707)	84.3
Income from discontinued operations	41,946	33,376	8,570	25.7

Net income	81,864	33,819	48,045	142.1
Preferred dividends	(9,608)	(9,608)	—	0.0

Net income available for common stockholders	$72,256	$24,211	$48,045	198.4%

Rental Operations

The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the years ended December 31, 2006 and 2005.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ dollars in thousands)
Operating revenues:
Rental income	$187,535	$176,393	$11,142	6.3%	$178,733	$172,050	$6,683	3.9%
Tenant reimbursements	18,581	16,710	1,871	11.2	17,450	15,157	2,293	15.1
Other property income	2,294	675	1,619	239.9	2,286	672	1,614	240.2

Total	208,410	193,778	14,632	7.6	198,469	187,879	10,590	5.6

Property and related expenses:
Property expenses	36,742	33,544	3,198	9.5	33,793	31,858	1,935	6.1
Real estate taxes	15,305	13,717	1,588	11.6	14,216	13,231	985	7.4
Provision for bad debts	648	(595)	1,243	208.9	639	(642)	1,281	199.5
Ground leases	1,583	1,207	376	31.2	1,583	1,207	376	31.2

Total	54,278	47,873	6,405	13.4	50,231	45,654	4,577	10.0

Net Operating Income	$154,132	$145,905	$8,227	5.6%	$148,238	$142,225	$6,013	4.2%

(1)	Stabilized Office Properties owned at January 1, 2005 and still owned and stabilized at December 31, 2007.

Total revenues from Office Properties increased $14.6 million, or 7.6%, to $208.4 million for the year ended December 31, 2006, compared to $193.8 million for the year ended December 31, 2005. Rental income from Office Properties increased $11.1 million, or 6.3%, to $187.5 million for the year ended December 31, 2006, compared to $176.4 million for the year ended December 31, 2005. Rental income generated by the Core Office Portfolio increased $6.7 million, or 3.9%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase was primarily due to an increase in occupancy in this portfolio and an increase in rental rates at our San Diego Office Properties. Average occupancy in the Core Office Portfolio increased 1.7% to 95.9% for the year ended December 31, 2006, compared to 94.2% for the same period in 2005. The remaining $4.4 million increase in total office portfolio rental income was attributable to a $5.4 million increase in rental income generated by two office development properties that were added to the stabilized portfolio in the fourth quarter of 2005 and two office redevelopment properties that were added to the stabilized portfolio in 2005 (the “2005 Office Development and Redevelopment Properties”), a $0.4 million increase in rental income generated by one office building acquired in the second quarter of 2005 (the “2005 Office Acquisition Property”), partially offset by a $1.4 million decrease resulting from the 2006 Office Redevelopment Property.

Tenant reimbursements from Office Properties increased $1.9 million, or 11.2%, to $18.6 million for the year ended December 31, 2006, compared to $16.7 million for the year ended December 31, 2005. An increase of $2.3 million, or 15.1%, was generated by the Core Office Portfolio and was primarily due to an increase in reimbursable property expenses related to an increase in occupancy. This increase was partially offset by a decrease of $0.7 million attributable to the 2006 Office Redevelopment Property taken out of service, offset by an increase of $0.3 million generated by the 2005 Office Acquisition Property and 2005 Office Development and Redevelopment Properties.

Other property income from Office Properties increased $1.6 million, or 239.9%, to $2.3 million for the year ended December 31, 2006, compared to $0.7 million for the year ended December 31, 2005. Other property income for the year ended December 31, 2006 included $1.8 million in net lease termination fees received from two early lease terminations at two of our Office Properties in San Diego. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Total expenses from Office Properties increased $6.4 million, or 13.4%, to $54.3 million for the year ended December 31, 2006, compared to $47.9 million for the year ended December 31, 2005. Property expenses from Office Properties increased $3.2 million, or 9.5%, to $36.7 million for the year ended December 31, 2006, compared to $33.5 million for the year ended December 31, 2005. An increase in property expenses of $1.9 million, or 6.1%, was generated by the Core Office Portfolio. This increase was primarily attributable to an increase in property management, janitorial and other contract service costs related primarily to an increase of occupancy at our Los Angeles Office Properties and renegotiated third-party service contracts. An increase of $1.4 million in property expense was attributable to the 2005 Office Development and Redevelopment Properties and an increase of $0.2 million was attributable to the 2005 Office Acquisition Property, offset by a decrease of $0.3 million attributable to the 2006 Office Redevelopment Property taken out of service.

Real estate taxes from Office Properties increased $1.6 million, or 11.6%, to $15.3 million for the year ended December 31, 2006, compared to $13.7 million for the year ended December 31, 2005. Real estate taxes for the Core Office Portfolio increased $1.0 million, or 7.4%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. In 2005, we received refunds of prior years’ real estate taxes as the result of successful appeals. The remaining increase of $0.6 million in real estate taxes was attributable to a $0.7 million increase generated by the 2005 Office Development and Redevelopment Properties and a $0.1 million increase from the 2005 Office Acquisition Property, offset by a decrease of $0.2 million attributable to the 2006 Office Redevelopment Property taken out of service.

The provision for bad debts from Office Properties increased $1.2 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. During the fourth quarter of 2005, Peregrine was acquired by Hewlett-Packard Company; therefore, we re-evaluated the allowance related to the two remaining future annual installment lease termination payments. As a result, we reversed approximately $1.3 million of the allowance through the provision for bad debts in 2005. We evaluate our reserve levels on a quarterly basis.

Ground lease expense for Office Properties increased $0.4 million, or 31.2%, to $1.6 million for the year ended December 31, 2006, compared to $1.2 million for the year ended December 31, 2005. This increase is primarily attributable to scheduled fair market increases in ground rent expenses at one of our Core Office Portfolio properties, which was effective January 1, 2006.

Net Operating Income from Office Properties increased $8.2 million, or 5.6%, to $154.1 million for the year ended December 31, 2006, compared to $145.9 million for the year ended December 31, 2005. Of this increase, $6.0 million was generated by the Core Office Portfolio, primarily due to an increase in occupancy in this portfolio as mentioned above. An increase of $3.5 million was generated by the 2005 Office Development and Redevelopment Properties, and an increase of $0.3 million was generated by the 2005 Office Acquisition Property, partially offset by a decrease of $1.6 million attributable to the 2006 Office Redevelopment Property taken out of service.

Industrial Properties

	Total Industrial Portfolio				Total Core Industrial Portfolio(1)
	2006	2005	Dollar Change	Percentage Change	2006	2005	Dollar Change	Percentage Change
	($ dollars in thousands)
Operating revenues:
Rental income	$29,210	$28,677	$533	1.9%	$28,130	$28,309	$(179)	(0.6)%
Tenant reimbursements	3,859	3,560	299	8.4	3,559	3,560	(1)	(0.0)
Other property income	62	96	(34)	(35.4)	62	96	(34)	(35.4)

Total	33,131	32,333	798	2.5	31,751	31,965	(214)	(0.7)

Property and related expenses:
Property expenses	2,958	2,517	441	17.5	2,902	2,508	394	15.7
Real estate taxes	2,844	2,617	227	8.7	2,635	2,530	105	4.2
Provision for bad debts	96	(73)	169	231.5	96	(73)	169	231.5

Total	5,898	5,061	837	16.5	5,633	4,965	668	13.5

Net Operating Income	$27,233	$27,272	$(39)	(0.1)%	$26,118	$27,000	$(882)	(3.3)%

(1)	Industrial Properties owned and stabilized at January 1, 2005 and still owned and stabilized at December 31, 2007.

Total revenues from Industrial Properties increased $0.8 million, or 2.5%, to $33.1 million for the year ended December 31, 2006, compared to $32.3 million for the year ended December 31, 2005. Rental income from Industrial Properties increased $0.5 million, or 1.9%, to $29.2 million for the year ended December 31, 2006, compared to $28.7 million for the year ended December 31, 2005. Rental income generated by the Core Industrial Portfolio decreased $0.2 million, or 0.6%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. This decrease at the Core Industrial Portfolio was primarily due to a decrease in occupancy. Average occupancy in the Core Industrial Portfolio decreased 2.1% to 96.7% for the year ended December 31, 2006, compared to 98.8% for the year ended December 31, 2005. The decrease was primarily attributable to one industrial property located in Orange County. This decrease was offset by a $0.7 million increase in rental income generated by the Industrial Redevelopment Property during the third quarter.

Tenant reimbursements from Industrial Properties increased $0.3 million, or 8.4%, to $3.9 million for the year ended December 31, 2006, compared to $3.6 million for the year ended December 31, 2005. This increase was primarily due to the Industrial Redevelopment Property.

Total expenses from Industrial Properties increased $0.8 million, or 16.5%, to $5.9 million for the year ended December 31, 2006, compared to $5.1 million for the year ended December 31, 2005. Property expenses from Industrial Properties increased by $0.4 million, or 17.5%, to $2.9 million for the year ended December 31, 2006, compared to $2.5 million for the year ended December 31, 2005. The increase in property expenses is primarily due to a casualty loss at one of our properties in which the electrical components of the unoccupied property were removed and stolen. As of December 31, 2006, we were pursuing a strategy to potentially re-entitle the property to change its legal entitlements from industrial use to medium density residential use, and therefore we did not believe that it was probable that we would replace the stolen electrical components. We are still currently in the process of re-entitling the property and do not believe that it is probable that we will replace the stolen electrical components.

Real estate taxes for the Industrial Properties increased $0.2 million, or 8.7%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase in property taxes was attributable to a $0.1 million increase in the Core Industrial Portfolio and a $0.1 million increase from the Industrial Redevelopment Property. The provision for bad debts for Industrial Properties increased $0.2 million, or 231.5%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. During the year ended December 31, 2005, our reserve requirement decreased due to the collection of previously reserved receivables. We evaluate our reserve levels on a quarterly basis.

Net Operating Income from Industrial Properties remained consistent at approximately $27.2 million for the year ended December 31, 2006, compared to the same period in 2005.

Other Income and Expenses

General and administrative expenses decreased $43.7 million, or 65.7%, to $22.8 million for the year ended December 31, 2006, compared to $66.5 million for the year ended December 31, 2005. The decrease is primarily due to a $44.9 million decrease in incentive compensation that was driven by a special long-term incentive plan for our executive officers that ended on December 31, 2005. The amount payable under the plan was based on our absolute and relative stockholder returns. Compensation expense under this program was accounted for using variable plan accounting. (See Note 13 to our consolidated financial statements included in this report for additional information about the program). The decrease in general and administrative expenses was partially offset by an increase in compliance costs related to being a public company and payroll-related expenses.

Interest expense increased $4.5 million, or 11.8%, to $43.5 million for the year ended December 31, 2006, compared to $39.0 million for the year ended December 31, 2005. The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the years ended December 31, 2006 and 2005.

	2006	2005	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost amortization	$54,850	$47,836	$7,014	14.7%
Less: capitalized interest and loan cost amortization	(11,309)	(8,880)	(2,429)	27.4

Interest expense	$43,541	$38,956	$4,585	11.8%

The increase in gross interest expense and loan cost amortization is primarily attributable to an increase in our weighted-average interest rate and an increase in our average debt balance during the year ended December 31, 2006, compared to the year ended December 31, 2005. Our weighted average interest rate including loan cost amortization was 6.3% during the year ended December 31, 2006, compared to 5.9% during the year ended December 31, 2005. The increase in capitalized interest and loan cost amortization was primarily due to an increase in development activities and the resulting increase in the average balances eligible for capitalization during the year ended December 31, 2006, compared to the year ended December 31, 2005.

Depreciation and amortization increased $4.6 million, or 7.1%, to $68.8 million for the year ended December 31, 2006, compared to $64.2 million for the year ended December 31, 2005. An increase of $1.8 million was generated by the Core Portfolio. This increase was mainly attributable to expenditures incurred subsequent to December 31, 2005 for capital improvements and tenant improvements. An increase of $2.9 million was attributable to the 2005 Office Development and Redevelopment Properties, the Industrial Redevelopment Property and the 2005 Office Acquisition Property, offset by a decrease of $0.1 million attributable to the 2006 Office Redevelopment Property taken out of service.

Total other income and expense increased approximately $0.5 million, or 35.7%, to $1.8 million for the year ended December 31, 2006, compared to $1.3 million for the year ended December 31, 2005. The increase in other income was due to $0.6 million of interest earned on the funds held at a qualified intermediary for a Section 1031 exchange (see Note 2 to our consolidated financial statements) and $0.5 million of interest income from our outstanding note receivable, which we issued in July 2005 in connection with a disposition. This increase was partially offset by a $0.6 million decrease related to our derivative instruments, which was comprised of a $1.2 million decrease in the periodic change in the fair value of the instruments as a result of the expiration of our two remaining derivative instruments in 2006, partially offset by an increase of $0.6 million in net settlement payments received from the counterparties of our interest rate swap agreements as a result of increasing interest rates.

Building and Lease Information

The following tables set forth certain information regarding our Office Properties and Industrial Properties at December 31, 2007:

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles County	24	2,899,075	96.1%
Orange County	5	277,340	99.1
San Diego County	52	4,565,824	91.4
Other Counties	5	346,530	99.6

	86	8,088,769	93.7

Industrial Properties:
Los Angeles County	1	192,053	100.0
Orange County	42	3,677,916	94.4

	43	3,869,969	94.7

Total portfolio	129	11,958,738	94.0%

Leasing Activity by Segment Type

For the Year Ended December 31, 2007

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	50	42	455,246	738,147	15.1%	3.8%	54.3%	76
Industrial Properties	6	11	283,879	243,823	15.6%	1.3%	47.5%	55

Total portfolio	56	53	739,125	981,970	15.2%	3.4%	52.4%	69

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are our $550 million unsecured line of credit (the “Credit Facility”), proceeds received from our property disposition program, construction loans and the public or private issuance of debt or equity securities. As of December 31, 2007, our total debt as a percentage of total market capitalization was 34.4%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 40.6%.

In April 2007, we issued $460 million in aggregate principal amount of Notes. (See Note 9 to our consolidated financial statements included with this report for a complete discussion of the Notes). We used a portion of the net proceeds received from the Notes to repay the entire $331 million balance then-outstanding on the Credit Facility and to repay one variable-rate secured loan of $31 million that was originally scheduled to mature in January 2009. Additionally, we repaid two fixed-rate secured loans totaling $21 million that were contractually scheduled to mature in August 2007. As a result of these transactions, availability under the Credit Facility increased to $439 million at December 31, 2007, and our total weighted average interest rate decreased from 6.3% at December 31, 2006 to 5.2% at December 31, 2007.

As of December 31, 2007, we had borrowings of $111 million outstanding under the Credit Facility. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing (5.96% at December 31, 2007). We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

One of our fixed-rate mortgage notes payable has a principal balance of $73.4 million and is scheduled to mature in August 2008. We are currently working to obtain additional sources of refinancing. If we are unable to obtain additional sources of refinancing, we could be required to borrow up to $73.4 million from the Credit Facility to repay this loan.

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth, a limit of the ratio of development activities to total assets and a maximum ratio of dividend payments to FFO. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at December 31, 2007.

The composition of our aggregate debt balances at December 31, 2007 and 2006 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Secured vs. unsecured:
Secured	35.6%	52.2%	5.9%	6.0%
Unsecured	64.4	47.8	4.2	6.2
Fixed-rate vs. variable-rate:
Fixed-rate	86.8	61.0	4.7	6.0
Variable-rate	13.2	39.0	5.9	6.2
Total debt/interest rate			4.8	6.1
Total debt/interest rate including loan costs			5.2	6.3

At December 31, 2007, 13.2% of our total debt required interest payments based on LIBOR rates. During 2007, one-month LIBOR decreased from 5.33% at December 31, 2006 to 4.60% at December 31, 2007. Although the interest payments on 86.8% of our debt are fixed at December 31, 2007, this 13.2% of our debt is exposed to fluctuations of the one-month LIBOR rate.

At December 31, 2007 and 2006, we had no outstanding derivative instruments and do not have immediate plans in place to obtain derivative instruments. However, management will continue to evaluate the various options available to minimize interest rate risk.

The following is our total market capitalization as of December 31, 2007:

	Shares/Units at December 31, 2007	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Secured debt		$395,912	12.3%
Notes(1)		460,000	14.2
Unsecured senior notes		144,000	4.5
Credit Facility		111,000	3.4

Total debt		$1,110,912	34.4

Equity and Minority Interest:
7.450% Series A Cumulative Redeemable Preferred Units(2)	1,500,000	$75,000	2.3
7.800% Series E Cumulative Redeemable Preferred Stock(3)	1,610,000	40,250	1.2
7.500% Series F Cumulative Redeemable Preferred Stock(3)	3,450,000	86,250	2.7
Common Units Outstanding(4)	2,189,325	120,325	3.7
Common Shares Outstanding(4)	32,765,893	1,800,813	55.7

Total equity		$2,122,638	65.6

Total Market Capitalization		$3,233,550	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.9 million at December 31, 2007.

(2)	Value based on $50.00 per share liquidation preference.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Value based on closing share price of $54.96 at December 31, 2007.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt, Notes, unsecured senior notes and Credit Facility and scheduled interest payments of our fixed-rate and variable-rate debt at December 31, 2007 and provides information about the minimum commitments due in connection with our ground lease obligations and capital and development commitments at December 31, 2007. The table does not reflect available maturity extension options.

	Payment Due by Period
	Less than 1 Year (2008)	1–3 Years (2009-2010)	3–5 Years (2011-2012)	More than 5 Years (After 2012)	Total
	(in thousands)
Principal payments—secured debt	$81,548	$123,220	$179,669	$11,475	$395,912
Principal payments—Notes			460,000		460,000
Principal payments—unsecured senior notes		61,000		83,000	144,000
Principal payments—Credit Facility(1)		111,000			111,000
Interest payments—fixed-rate debt(2)	43,737	73,352	49,377	12,606	179,072
Interest payments—variable-rate debt(3)	8,194	10,796			18,990
Ground lease obligations(4)	1,260	2,375	1,969	62,437	68,041
Development and redevelopment commitments(5)	47,117	463			47,580
Capital commitments(6)	12,925				12,925

Total	$194,781	$382,206	$691,015	$169,518	$1,437,520

(1)	Our Credit Facility has a one-year extension option.

(2)	As of December 31, 2007, 86.8% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)	As of December 31, 2007, 13.2% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread that ranged from 0.75% to 0.95% at December 31, 2007. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on LIBOR at December 31, 2007, the scheduled interest payment dates and maturity dates. At December 31, 2007, one-month LIBOR was 4.60%.

(4)	We have non-cancelable ground lease obligations for the Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084 (See Note 16 to our consolidated financial statements included with this report).

(5)	Amounts represent contractual commitments for contracts and executed leases directly related to our in-process development and redevelopment properties at December 31, 2007. Costs include the remaining total estimated investment, excluding capitalized interest and development overhead, for pre-leased properties, and excluding capitalized interest, development overhead and potential future leasing costs and tenant improvements for properties not yet pre-leased. The timing of these expenditures may fluctuate based on the ultimate progress and status of development properties and leasing activity.

(6)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements.

Capital Commitments

As of December 31, 2007, we had six in-process development and redevelopment properties. These properties have a total estimated investment of $218 million, including capitalized interest and development overhead, of which we have incurred approximately $156 million as of December 31, 2007. Of the remaining estimated $62 million of costs yet to be incurred, we are currently contractually obligated to pay approximately $48 million over the next two years as shown in the table above. In addition, we currently project we could spend the remaining $14 million for these properties in 2008. Ultimate timing of these expenditures may fluctuate given the ultimate progress and status of the development properties and leasing activity. We may have additional commitments on other future development properties in our pipeline during 2008, depending upon market conditions. We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. See additional information regarding our in-process development portfolio under the caption “-Development and Redevelopment” and sources of capital under the caption “-Liquidity and Capital Resources-Current Sources of Capital and Liquidity” above.

As of December 31, 2007, we had executed leases that contractually committed us to pay approximately $9 million in unpaid leasing costs and tenant improvements, and we had executed contracts outstanding that contractually committed us to pay approximately $4 million in capital improvements. These total commitments of approximately $13 million are shown in the table above. In addition, we currently project we could spend approximately $26 million to $28 million in capital improvements, tenant improvements and leasing costs for properties within our stabilized portfolio in 2008, depending on leasing activity. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. Tenant improvements and leasing costs may also fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Other Liquidity Needs

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to continue to make, but have not contractually bound ourselves to make, regular quarterly distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders, and currently have the ability to not increase our distributions to meet our REIT requirements for 2008. We consider market factors and our performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On January 18, 2008, we paid a regular quarterly cash dividend of $0.555 per common share to stockholders of record on December 31, 2007. This dividend is equivalent to an annual rate of $2.22 per share. In addition, we are required to make quarterly distributions to our Series A Preferred Unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

Our Board of Directors has approved a share repurchase program, pursuant to which we are authorized to repurchase up to an aggregate of four million shares of our outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. We did not repurchase shares of common stock under this program during the year ended December 31, 2007. We may opt to repurchase shares of our common stock in the future depending upon market conditions.

We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include principal repayments of our debt obligations, capital and development expenditures, distributions to common and preferred stockholders and unitholders, and short-term acquisitions through retained cash flow from operations, proceeds from the disposition of non-strategic assets and borrowings under the Credit Facility.

We expect to meet our long-term liquidity requirements, which may include additional property and undeveloped land acquisitions and additional future development and redevelopment activity, through retained cash flow, borrowings under the Credit Facility, additional long-term secured and unsecured borrowings, proceeds from the disposition of non-strategic assets, issuance of common or preferred units of the Operating Partnership, and our potential issuance of debt or equity securities. We do not intend to reserve funds to retire existing debt upon maturity. We presently expect to refinance such debt at maturity or retire such debt through the issuance of equity securities, as market conditions permit.

Off-Balance Sheet Arrangements

As of December 31, 2007 and the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Recurring Capital Expenditures, Tenant Improvements and Leasing Costs

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for the three years ended December 31, 2007 on a per square foot basis.

	Year Ended December 31,
	2007	2006	2005
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.82	$0.51	$0.39
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	405,868	326,169	298,066
Tenant improvements per square foot leased	$20.94	$12.06	$18.54
Leasing commissions per square foot leased	$10.99	$6.05	$7.95
Total per square foot	$31.93	$18.11	$26.49
Renewal tenant square feet	658,276	322,467	196,185
Tenant improvements per square foot leased	$6.15	$8.82	$11.69
Leasing commissions per square foot leased	$3.63	$5.85	$5.36
Total per square foot	$9.77	$14.66	$17.05
Total per square foot per year	$6.61	$5.11	$6.61
Average lease term (in years)	6.3	6.4	6.6

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.23	$0.16	$0.27
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	283,879	115,042	155,225
Tenant improvements per square foot leased	$3.08	$14.17	$2.10
Leasing commissions per square foot leased	$2.26	$2.67	$1.58
Total per square foot	$5.35	$16.84	$3.68
Renewal tenant square feet	243,823	637,356	610,504
Tenant improvements per square foot leased	$1.29	$1.28	$3.31
Leasing commissions per square foot leased	$.64	$0.54	$0.48
Total per square foot	$1.94	$1.82	$3.80
Total per square foot per year	$1.58	$2.83	$1.25
Average lease term (in years)	4.6	6.6	6.0

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for amenity, parking, retail, month-to-month and first generation tenants.

Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements. Due to rising construction costs, we anticipate spending slightly more on gross capital expenditures during 2008 compared to 2007. We believe that all of our Office Properties and Industrial Properties are well maintained and do not require significant capital improvements.

Tenant improvements and leasing costs may also fluctuate in any given year depending upon factors such as the property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions.

Historical Cash Flows

The principal sources of funding for our future development, redevelopment, acquisitions and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. Following is a summary of the sources and uses of cash for the year ended December 31, 2007, compared to the year ended December 31, 2006.

	Year Ended December 31,
	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$147,500	$61,570	$85,930	139.6%
Net cash used in investing activities	(244,802)	(136,193)	(108,609)	79.7
Net cash provided by financing activities	97,086	82,690	14,396	17.4

Operating Activities

Our net cash provided by operating activities increased by $85.9 million, or 139.6%, to $147.5 million for the year ended December 31, 2007, compared to $61.6 million for the year ended December 31, 2006. The change was primarily attributable to the following:

•

A $71.7 million cash payment was made to our executive officers in January 2006, which represented the total amount earned under a special long-term compensation program (see Note 13 to our consolidated financial statements included in this report).

•	Cash paid for interest (net of capitalized interest, which is included in investing activities) decreased by $9.4 million as compared to 2006.

•	We had an increase in cash flow from property operations, which was partially offset by a decrease in cash received from lease termination fees as compared to 2006.

Investing Activities

Net cash used in investing activities increased $108.6 million, or 79.7%, to $244.8 million for the year ended December 31, 2007, compared to $136.2 million for the year ended December 31, 2006. The change was primarily attributable to the following:

•	We had a net cash outlay of $154.0 million for property acquisitions in 2007. We had deposited $3.0 million into escrow for these acquisitions in 2006. We did not have any acquisitions in 2006.

•	Our development expenditures increased by $73.0 million as compared to 2006.

•	Our expenditures for operating properties increased by $5.6 million as compared to 2006.

•	These cash outlays were partially offset by a $123.1 million increase in net proceeds received from dispositions in 2007 as compared to 2006.

Financing Activities

Net cash provided by financing activities increased $14.4 million, or 17.4%, to $97.1 million for the year ended December 31, 2007, compared to $82.7 million for the year ended December 31, 2006. The change was primarily attributable to the following:

•

We had an increase of approximately $185.8 million in net proceeds received from debt financing activities as compared to 2006, partially offset by $29.1 million in cash paid for the capped call options on common stock in connection with our issuance of exchangeable unsecured senior notes in 2007 (see Note 9 to our consolidated financial statements included in this report).

•

We did not raise any equity capital during the year ended December 31, 2007. During the year ended December 31, 2006, we received approximately $136.1 million in net proceeds from the May 2006 public common stock offering (see Note 12 to our consolidated financial statements included in this report).

•	These cash inflows were partially offset by a $5.8 million increase in dividends and distributions paid to common stockholders and common unitholders in 2007 as compared to 2006.

Non-GAAP Supplemental Financial Measure: Funds From Operations

We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures. Other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to other REITs.

We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs.

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting to be insufficient by themselves. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.

The following table presents our FFO for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net income available for common stockholders	$104,214	$72,256	$24,211	$29,988	$49,767
Adjustments:
Minority interest in earnings of Operating Partnership	7,167	5,990	3,149	4,307	7,588
Depreciation and amortization of real estate assets	73,708	71,197	67,007	59,496	57,045
Net gain on dispositions of operating properties	(74,505)	(31,259)	(30,764)	(6,148)	(3,642)

Funds From Operations(1)	$110,584	$118,184	$63,603	$87,643	$110,758

(1)	Reported amounts are attributable to common stockholders and common unitholders.

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation is material.

New Accounting Pronouncements

For discussion of recent accounting pronouncements, see Note 2 to our consolidated financial statements included with this report.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that may include the periodic use of derivative instruments. As of December 31, 2007 and 2006, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2006 to December 31, 2007 is incorporated herein by reference from “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at December 31, 2007 and 2006. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The table below presents principal cash flows and related weighted average interest rates, excluding loan cost amortization, by contractual maturity dates at December 31, 2007. The table also presents comparative summarized information for financial instruments held at December 31, 2006. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at December 31, 2007 and LIBOR plus spreads of 0.85% to 1.10% at December 31, 2006. (See Note 17 to our consolidated financial statements included in this report for further information regarding the calculation of fair value of financial instruments).

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						December 31, 2007		December 31, 2006
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:

Unsecured debt:

Credit Facility			$111.0				$111.0	$110.2	$276.0	$276.0
Variable-rate index			LIBOR				LIBOR		LIBOR

Notes					$460.0		$460.0	$399.4
Fixed interest rate					3.25%		3.25%

Other fixed-rate			$61.0			$83.0	$144.0	$145.3	$144.0	$146.7
Weighted average fixed interest rate			5.72%			6.45%	6.14%		6.14%

Secured debt:

Variable-rate			$35.5				$35.5	$35.6	$66.5	$66.5
Variable-rate index			LIBOR				LIBOR		LIBOR

Fixed-rate	$81.5	$81.4	$6.3	$75.2	$104.5	$11.5	$360.4	$369.0	$392.7	$392.0
Weighted average fixed interest rate	4.10%	7.16%	6.61%	6.69%	5.45%	7.17%	5.86%		5.93%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act, is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2007.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting.

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kilroy Realty Corporation

Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements and the financial statement schedules.

/S/  DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2008

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 20, 2008.

As required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 18, 2007 stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 20, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 20, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 20, 2008.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held on May 20, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3)  Exhibits

Exhibit Number	Description
3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating 780,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

3(ii).2	Amendment No. 1 to Amended and Restated Bylaws of the Registrant (36)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997 (1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

Exhibit Number	Description
4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (29)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan (31)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (35)

4.15†	Form of Restricted Stock Award Agreement (30)

4.16

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012 (33)

4.17	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (33)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (13)

10.3	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.5	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.6†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.7	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.8	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

Exhibit Number	Description
10.9	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.11

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (15)

10.12	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.13	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.14	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.15	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.16	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.17	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (15)

10.18	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates an the City of Long Beach (15)

10.19	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (16)

10.20	Form of Environmental Indemnity Agreement (16)

10.21	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (17)

10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (17)

10.23†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.25	License Agreement by and among the Registrant and the other persons named therein (17)

10.26	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (18)

10.27	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.28	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (19)

10.29	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (19)

10.30	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

Exhibit Number	Description
10.31

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (20)

10.32

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

10.33	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.34	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.35	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (19)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.37	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (21)

10.38	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (21)

10.39	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

10.40	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (21)

10.41	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (21)

10.42	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (21)

10.43	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (21)

10.44	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (21)

10.45	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (21)

10.46	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (22)

10.47

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P. (23)

Exhibit Number	Description
10.48	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.49	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.50	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.51	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.52	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

10.53	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006 (28)

10.54†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007 (32)

10.55†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007 (32)

10.56†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007 (32)

10.57	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (33)

10.58	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (33)

10.59	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers Inc. (33)

10.60	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (34)

10.61	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (34)

10.62	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers Inc. (34)

10.63†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (37)

10.64†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007 (37)

10.65†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (37)

10.66†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007 (37)

10.67†	Kilroy Realty Corporation Stock Award Deferral Program (38)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

Exhibit Number	Description
24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.

(28)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(29)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(30)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(31)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.

(32)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(33)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(34)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11 2007.

(35)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(36)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2007.

(37)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(38)	Previously filed as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2008.

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

Name	Title	Date

/s/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	February 25, 2008

/S/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/S/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/S/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2008

/S/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	Director	February 25, 2008

/S/ WILLIAM P. DICKEY William P. Dickey	Director	February 25, 2008

Name	Title	Date

/S/ MATTHEW J. HART Matthew J. Hart	Director	February 25, 2008

/S/ SCOTT S. INGRAHAM Scott S. Ingraham	Director	February 25, 2008

/S/ DALE F. KINSELLA Dale F. Kinsella	Director	February 25, 2008

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kilroy Realty Corporation

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2008

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
REAL ESTATE ASSETS (Notes 2, 3, 4 and 9):
Land and improvements	$324,779	$293,059
Buildings and improvements	1,719,700	1,484,051
Undeveloped land and construction in progress	324,077	263,651

Total real estate held for investment	2,368,556	2,040,761
Accumulated depreciation and amortization	(463,932)	(443,807)

Total real estate held for investment, net	1,904,624	1,596,954
Properties held for sale, net (Notes 2, 4 and 20)	—	4,512

Total real estate assets, net	1,904,624	1,601,466

CASH AND CASH EQUIVALENTS	11,732	11,948
RESTRICTED CASH	546	494
FUNDS HELD AT QUALIFIED INTERMEDIARY FOR SECTION 1031 EXCHANGE (Notes 2 and 4)	—	43,794
MARKETABLE SECURITIES (Note 14)	707	—
CURRENT RECEIVABLES, NET (Note 5)	4,891	5,890
DEFERRED RENT RECEIVABLES, NET (Note 6)	67,283	61,929
NOTE RECEIVABLE (Note 4)	10,970	11,096
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET (Note 7)	54,418	49,019
DEFERRED FINANCING COSTS, NET (Note 8)	8,492	5,100
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	5,057	8,616

TOTAL ASSETS	$2,068,720	$1,799,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 9)	$395,912	$459,198
Exchangeable senior notes, net (Note 9)	456,090	—
Unsecured senior notes (Note 9)	144,000	144,000
Unsecured line of credit (Note 9)	111,000	276,000
Accounts payable, accrued expenses and other liabilities (Note 14)	58,249	67,729
Accrued distributions (Note 12)	20,610	19,610
Deferred revenue and acquisition-related liabilities (Notes 2 and 10)	59,187	25,353
Rents received in advance and tenant security deposits	18,433	19,900

Total liabilities	1,263,481	1,011,790

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTERESTS (Note 11):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	38,309	39,628

Total minority interests	111,947	113,266

STOCKHOLDERS’ EQUITY (Note 12):
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
7.45% Series A Cumulative Redeemable Preferred stock, $0.1 par value, 1,500,000 shares authorized, none issued and outstanding
Series B Junior Participating Preferred stock, $0.1 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D Cumulative Redeemable Preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,765,893 and 32,398,881 shares issued and outstanding, respectively	328	324
Additional paid-in capital	658,894	671,484
Distributions in excess of earnings	(87,512)	(119,094)

Total stockholders’ equity	693,292	674,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,068,720	$1,799,352

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Rental income	$229,672	$216,745	$205,070
Tenant reimbursements	25,322	22,440	20,270
Other property income (Note 2 and 18)	3,478	2,356	771

Total revenues	258,472	241,541	226,111

EXPENSES:
Property expenses (Note 16)	43,306	39,700	36,061
Real estate taxes	19,539	18,149	16,334
Provision for bad debts	473	744	(668)
Ground leases (Note 16)	1,582	1,583	1,207
General and administrative expenses (Note 14)	36,580	22,800	66,456
Interest expense (Note 9)	37,502	43,541	38,956
Depreciation and amortization (Notes 2, 7 and 8)	72,815	68,830	64,273

Total expenses	211,797	195,347	222,619

OTHER INCOME AND EXPENSE:
Interest and other investment income (Note 14)	1,606	1,653	604
Net settlement receipts on interest rate swaps	—	991	364
(Loss) gain on derivative instruments	—	(818)	378

Total other income and expense	1,606	1,826	1,346

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	48,281	48,020	4,838

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 11)	(5,588)	(5,588)	(5,588)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(2,129)	(2,514)	1,193

Total minority interests	(7,717)	(8,102)	(4,395)

INCOME FROM CONTINUING OPERATIONS	40,564	39,918	443
DISCONTINUED OPERATIONS (Notes 18 and 20)
Revenues from discontinued operations	10,312	22,788	16,734
Expenses from discontinued operations	(6,521)	(8,625)	(9,780)
Net gain on dispositions of discontinued operations	74,505	31,259	30,764
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(5,038)	(3,476)	(4,342)

Total income from discontinued operations	73,258	41,946	33,376

NET INCOME	113,822	81,864	33,819
PREFERRED DIVIDENDS	(9,608)	(9,608)	(9,608)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$104,214	$72,256	$24,211

Income (loss) from continuing operations per common share—basic (Note 21)	$0.96	$0.97	$(0.32)

Income (loss) from continuing operations per common share—diluted (Note 21)	$0.95	$0.96	$(0.32)

Net income per common share—basic (Note 21)	$3.22	$2.31	$0.84

Net income per common share—diluted (Note 21)	$3.20	$2.30	$0.84

Weighted average shares outstanding—basic (Note 21)	32,379,997	31,244,062	28,710,726

Weighted average shares outstanding—diluted (Note 21)	32,526,723	31,389,999	28,710,726

Dividends declared per common share (Note 22)	$2.22	$2.12	$2.04

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2004	$121,582	28,548,597	$286	$515,518	$(1,412)	$(89,427)	$546,547
Net income						33,819	33,819
Exchange of common units of the Operating Partnership (Notes 11 and 12)		319,627	3	8,547			8,550
Issuance of nonvested shares of common stock (Note 13)		103,806	1	4,300	(2,865)		1,436
Non-cash amortization of nonvested share grants (Note 13)					2,279		2,279
Repurchase of common stock (Note 12)		(42,558)	(1)	(1,800)			(1,801)
Exercise of stock options (Note 13)		41,231		971			971
Stock option expense (Note 13)				4			4
Adjustment for minority interest (Notes 2 and 11)				(3,931)			(3,931)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.04 per share)						(58,998)	(58,998)

BALANCE AT DECEMBER 31, 2005	121,582	28,970,703	289	523,609	(1,998)	(124,214)	519,268
Change in accounting principle (Note 2)				(1,998)	1,998		—
Net income						81,864	81,864
Issuance of common stock (Note 12)		2,000,000	20	136,039			136,059
Exchange of common units of the Operating Partnership (Notes 11 and 12)		1,350,986	14	35,919			35,933
Issuance of nonvested shares of common stock (Note 13)		87,067	1	1,304			1,305
Non-cash amortization of nonvested share grants (Note 13)				3,237			3,237
Repurchase of common stock (Note 12)		(40,875)		(2,891)			(2,891)
Exercise of stock options (Note 13)		31,000		760			760
Adjustment for minority interest (Notes 2 and 11)				(24,495)			(24,495)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.12 per share)						(67,136)	(67,136)

BALANCE AT DECEMBER 31, 2006	121,582	32,398,881	324	671,484		(119,094)	674,296
Net income						113,822	113,822
Exchange of common units of the Operating Partnership (Notes 11 and 12)		129,204	2	3,453			3,455
Issuance of nonvested shares of common stock (Note 13)		269,323	2	2,968			2,970
Non-cash amortization of nonvested share grants (Note 13)				12,567			12,567
Repurchase of common stock (Note 12)		(32,515)		(2,631)			(2,631)
Exercise of stock options (Note 13)		1,000		29			29
Cost of capped call options on common stock (Note 9)				(29,050)			(29,050)
Adjustment for minority interest (Notes 2 and 11)				74			74
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.22 per share)						(72,632)	(72,632)

BALANCE AT DECEMBER 31, 2007	$121,582	32,765,893	$328	$658,894	$—	$(87,512)	$693,292

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,822	$81,864	$33,819
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	73,708	71,197	67,007
Increase (decrease) in provision for uncollectible tenant receivables	173	520	(1,967)
Increase in provision for uncollectible deferred rent receivables	300	241	1,316
Distributions on cumulative redeemable preferred units	5,588	5,588	5,588
Minority interests in earnings of Operating Partnership	7,167	5,990	3,149
Depreciation of furniture, fixtures and equipment	840	866	784
Non-cash amortization of nonvested shares of common stock	15,137	5,717	3,496
Non-cash amortization of deferred financing costs	2,895	1,215	1,233
Non-cash amortization of above/below market rents, net	(1,831)	(1,570)	(1,223)
Net gain on dispositions of operating properties	(74,505)	(31,259)	(30,764)
Non-cash amortization of deferred revenue related to tenant improvements (Note 10)	(4,328)	(2,313)	(2,238)
Non-cash lease termination fee (Note 18)	(259)	(2,334)
Loss (gain) on derivative instruments		818	(378)
Net settlement receipts on interest rate swaps		(991)	(364)
Casualty loss on operating property (Note 16)		300
Other		13	2
Changes in assets and liabilities:
Marketable securities (Note 14)	(707)
Current receivables	726	(938)	1,337
Deferred rent receivables	(7,126)	(7,229)	(11,116)
Deferred leasing costs	(1,620)	(1,451)	(1,578)
Prepaid expenses and other assets	(752)	(2,166)	(629)
Accounts payable, accrued expenses and other liabilities (Note 13)	9,895	(70,483)	47,783
Deferred revenue	7,048	6,699	1,188
Rents received in advance and tenant security deposits	1,329	1,276	(443)

Net cash provided by operating activities	147,500	61,570	116,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(38,043)	(32,475)	(24,327)
Expenditures for development and redevelopment properties and undeveloped land	(191,862)	(118,876)	(52,468)
Acquisitions of development and redevelopment properties and undeveloped land	(157,005)		(24,074)
Acquisitions of operating properties			(32,084)
Proceeds received from 1031 exchange completion (Note 4)	43,794
Net proceeds received from dispositions of operating properties (Note 4)	89,992	15,508	57,684
Proceeds received from termination of profit participation agreement (Note 4)	4,848
Insurance proceeds received for casualty loss (Note 16)	141	800	157
Net cash settlement receipts on interest rate swaps		1,024	265
(Increase) decrease in restricted cash	(52)	209	(371)
Decrease (increase) in escrow deposits	3,000	(2,500)	(501)
Proceeds from sales of marketable securities	259
Receipt of principal payments on note receivable	126	117	37

Net cash used in investing activities	(244,802)	(136,193)	(75,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable senior notes, net of discount (Note 9)	455,400
Cost of capped call options on common stock (Note 9)	(29,050)
Net proceeds from issuance of common stock (Note 12)		136,059
Proceeds from issuance of secured debt			35,500
Net (repayments) borrowings on unsecured line of credit	(165,000)	51,000	58,000
Principal payments on secured debt	(63,286)	(14,084)	(52,659)
Financing costs	(6,591)	(2,190)	(523)
Repurchase of common stock (Note 12)	(2,631)	(2,891)	(1,756)
Proceeds from exercise of stock options	29	760	971
Dividends and distributions paid to common stockholders and common unitholders	(76,589)	(70,768)	(66,021)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(15,196)	(14,804)

Net cash provided by (used in) financing activities	97,086	82,690	(41,292)

Net (decrease) increase in cash and cash equivalents	(216)	8,067	(972)
Cash and cash equivalents, beginning of year	11,948	3,881	4,853

Cash and cash equivalents, end of year	$11,732	$11,948	$3,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $16,760, $10,898, and $8,457 at December 31, 2007, 2006 and 2005, respectively	$32,504	$41,922	$36,946

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$11,398	$22,469	$26,455

Tenant improvements funded directly by tenants to third-parties (Note 10)	$33,079

Non-cash receipt of marketable securities in connection with a lease termination	$259

Net proceeds from disposition received and held by a qualified intermediary in connection with Section 1031 exchange (Note 4)		$43,794

Non-cash increase in real estate assets in connection with a lease termination (Note 18)		$2,334

Accrual of distributions payable to common stockholders and common unitholders (Note 12)	$19,400	$18,400	$16,647

Accrual of distributions payable to preferred stockholders and preferred unitholders (Notes 11 and 12)	$1,909	$1,909	$1,908

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Notes 11 and 12)	$3,455	$35,933	$8,550

Note receivable received in connection with the disposition of an operating property (Note 4)			$11,250

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2007

1.	Organization and Ownership

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of December 31, 2007, the Company’s stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.1 million and 3.9 million rentable square feet, respectively. As of December 31, 2007, the Office Properties were approximately 93.7% leased to 314 tenants, and the Industrial Properties were approximately 94.7% leased to 64 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes development and redevelopment properties currently under construction and “lease-up” properties. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2007, the Company’s in-process development and redevelopment properties included three buildings that were under construction and three lease-up properties, which will encompass an aggregate of approximately 611,000 rentable square feet of new office space. All of the development and redevelopment properties are in the San Diego region of Southern California, except for one redevelopment property, which is in El Segundo, California.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 93.7% and 93.3% general partnership interest as of December 31, 2007 and 2006, respectively. The remaining 6.3% and 6.7% common limited partnership interest in the Operating Partnership as of December 31, 2007 and 2006, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 11). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”) which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company also consolidates all variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company had no VIEs at December 31, 2007 or December 31, 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies:

Operating properties

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

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. The Company did not record any impairment losses during the years ended December 31, 2007, 2006 and 2005.

Development and Redevelopment Properties

A variety of costs are incurred in the development, redevelopment and construction of real estate properties. The Company capitalizes such costs in accordance with the guidelines under FASB Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”) and FASB Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, (“SFAS 34”).

All costs clearly associated with the acquisition, development and construction of a development or redevelopment property are capitalized as project costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to get the property ready for its intended use are in progress: pre-construction costs essential to the development of the property, interest costs, real estate taxes, insurance, and internal compensation and administrative costs that are clearly related to the Company’s development or redevelopment activities.

The Company ceases capitalization once a development or redevelopment property is substantially complete and either held available for occupancy or when the property has reached 95% occupancy. A development or redevelopment property is deemed to be substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activities. For development or redevelopment properties with extended lease-up periods, the Company ceases capitalization and begins depreciation on the portion of the development or redevelopment property that is substantially complete and either occupied or held available for occupancy.

Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements and deferred leasing costs on the consolidated balance sheets as the historical cost of the property.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of buildings and improvements

The cost of buildings and improvements are depreciated using the straight-line method of accounting over estimated useful lives generally ranging from 25 to 40 years for buildings and improvements, and the shorter of the lease term or useful life, generally ranging from one to 15 years, for tenant improvements. Depreciation expense, including discontinued operations, for buildings and improvements for the three years ended December 31, 2007, 2006 and 2005, was $61.1 million, $59.0 million, and $56.1 million, respectively.

Property acquisitions

In accordance with FASB Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired properties to land, buildings and improvement and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above and below-market leases, acquired in-place lease values, and tenant relationships, if any) based on their respective estimated fair values. The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date.

Amounts allocated to land are derived from comparable sales of land within the same region. Amounts allocated to buildings and improvements, tenant improvements and unamortized leasing commissions are based on current market replacement costs and other market rate information.

The amount allocated to acquired in-place leases is determined based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount allocated to acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets in the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining non-cancelable term of the respective leases (see Note 7).

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in other assets or acquisition-related liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases (see Note 10).

Discontinued operations and properties held for sale

In accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the revenues, expenses and net gain on dispositions of operating properties and the revenues and expenses on properties classified as held for sale are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the respective disposition. The net gain (loss) on disposition is included in the period the property is sold. In determining whether the income and loss and net gain on dispositions of operating properties is reported as discontinued operations, the Company evaluates whether it has any significant continuing involvement in the operations, leasing or management of the sold property in accordance with Emerging Issues Task Force Issue No. 03-13, Applying the Conditions in Paragraph 42 of Statement No. 144 in Determining Whether to Report Discontinued Operations. If the Company were to determine that there was any significant continuing involvement, the income and loss and net gain on dispositions of the operating property may not be recorded in discontinued operations.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A property is classified as held for sale when certain criteria, as set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities related to the property held for sale, if material, separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. The Company did not have any properties classified as held for sale as of December 31, 2007. As of December 31, 2006, the Company had three buildings classified as held for sale (see Note 4).

Revenue recognition

The Company recognizes revenue from rent, tenant reimbursements, parking and other revenue sources once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition, (“SAB 104”):

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility of the amount is reasonably assured.

In accordance with FASB Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS 13”), as amended and interpreted, minimum annual rental revenue is recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

When management concludes that the Company is the owner of tenant improvements, for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease.

When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records the Company’s contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

Tenant reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“Issue 99-19”). Issue 99-19 requires that

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk.

Other property income

Other property income primarily includes amounts recorded in connection with lease terminations (see Note 18). Lease termination fees are recognized when received and realized. When lease termination fees are received in advance of the actual legal lease termination date and the tenant is still in possession of the leased premises, the Company recognizes the lease termination fee on a straight-line basis as other property income over the remaining estimated term of the related lease.

Allowances for uncollectible tenant and deferred rent receivables

Current receivables and deferred rent receivables are carried net of the allowances for uncollectible amounts. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual receivables, current economic conditions, and other relevant factors. The allowances are increased or decreased through the provision for bad debts.

Cash and cash equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, including cash reserves primarily for property taxes.

Funds held at qualified intermediary for 1031 exchange

Periodically, the Company enters into exchange agreements with qualified intermediaries to facilitate the exchange of real property pursuant to Section 1031 of the Internal Revenue Code (“Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale. During the replacement period, the Company may direct the proceeds from a disposition to be held at a qualified intermediary for the sole purpose of completing a Section 1031 exchange.

Marketable Securities

Marketable securities represent the assets held in connection with the Company’s deferred compensation plan, which is described more fully in Note 14. The marketable securities are treated as trading securities for accounting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest and other investment income. For the year ended December 31, 2007, the Company recorded a net loss of approximately $40,000 related to the decrease in fair value of the marketable securities.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred leasing costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the Company adjusts the amortization period.

Deferred financing costs

Costs incurred in connection with debt financing are recorded as deferred financing costs. Deferred financing costs are amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the respective financings.

Discounts and premiums on debt financing

Premiums and discounts on debt instruments are classified with the related debt instrument. They are amortized into interest expense using the straight-line method, which approximates the effective interest method, over the contractual terms of the related debt instrument.

Fair value of financial instruments

The Company calculates the fair value of financial instruments using available market information and appropriate present value or other valuation techniques such as discounted cash flow analyses. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot always be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company at December 31, 2007 and 2006 (see Note 17).

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

Share-Based Incentive Compensation Accounting

The Company accounts for share-based compensation arrangements under FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123(R)”), which the Company adopted on

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2006 using the modified-prospective-transition method. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income, cash flows from operations, cash flows from financing activities and basic and diluted earnings per share since the Company historically recorded compensation cost for nonvested stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods had not been restated. Prior to the adoption of SFAS 123(R), the Company accounted for its share-based incentive plans under the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

On January 1, 2006, in connection with the adoption of SFAS 123(R), the Company recorded a $2.0 million change in accounting principle to net the deferred compensation line item within equity against additional paid-in capital. Under SFAS 123(R), an equity instrument is not recorded to stockholders’ equity until the related compensation expense is recorded over the requisite service period of the award. Prior to the adoption of SFAS 123(R), and in accordance with the previous accounting guidance, the Company recorded the full fair value of all issued but nonvested equity instruments in additional paid-in capital and recorded an offsetting deferred compensation balance on a separate line item within equity for the amount of compensation costs not yet recognized for these nonvested instruments.

For share-based awards in which the performance period preceeds the grant date, the Company recognizes compensation cost over the requisite service period, which includes both the performance and service vesting periods using the accelerated attribution expense method. The requisite service period begins on the date the Executive Compensation Committee authorizes the award and adopts any relevant performance measures. During the performance period for a share-based award program, the Company estimates the total compensation cost of the potential future awards. The Company then records compensation cost equal to the portion of the requisite service period that has elapsed through the end of the reporting period. For programs with performance-based measures, the total estimated compensation cost is based on management’s most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on management’s latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the respective reporting date.

For share-based awards for which there is no pre-established performance period, the Company recognizes compensation cost over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The Company records the dividends paid to holders of nonvested shares issued under share-based compensation programs as a reduction to distributions in excess of earnings. The Company would expense an estimate of the dividends on nonvested shares that were not expected to vest as additional compensation cost, if material.

Derivative financial instruments

The Company follows established risk management policies and procedures, including the periodic use of derivatives, to mitigate the effect of interest rate changes. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility changes in interest rates on its variable-rate debt could have on its future cash flows. The Company does not enter into derivatives for speculative purposes. However, historically the Company’s derivatives were not designated as hedges under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Unrealized gains and losses related to the change in the market value of the derivatives from period to period were recognized in earnings in gains or losses on derivative instruments. Net settlement receipts and payments on

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the derivative instruments were recognized in earnings in other income and expenses. The Company recognized all derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. At both December 31, 2007 and 2006, the Company had no outstanding derivative instruments.

Basic and diluted earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common limited partnership units of the Operating Partnership is considered in the calculation of diluted earnings (loss) per share. The common limited partnership units of the Operating Partnership are not reflected in the dilutive earnings (loss) per share calculation because the exchange of common limited partnership units into common stock is on a one for one basis and the common limited partnership units are allocated earnings on a per share basis equal to common stock (see Note 21). Accordingly, any exchange would not have any effect on diluted earnings (loss) per share.

The dilutive effect of outstanding nonvested shares of common stock, stock options and the 3.25% Exchangeable Senior Notes due 2012 (the “Notes”) are reflected in the Company’s calculation of weighted-average diluted outstanding shares by application of the treasury stock method. The dilutive effect of nonvested shares contingently issuable under the Company’s share-based compensation programs is reflected in the Company’s calculation of weighted-average diluted outstanding shares by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

Income taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2007, 2006 and 2005 and it was not subject to any federal income taxes (see Note 22 for tax treatment of the Company’s distributions). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For each of the years ended December 31, 2007, 2006 and 2005, the taxable REIT subsidiary had approximately $30,000 of taxable income.

Uncertain tax positions

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48), favorable tax positions are included in the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities. The Company adopted FIN 48 on January 1, 2007.

As a result of the Company’s REIT status, the Company is able to claim a dividends-paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual taxable income, which results in the Company’s taxable income being passed through to its stockholders. Since this dividends-paid deduction has historically exceeded the Company’s taxable income, the Company has historically had significant return of capital to its stockholders. In order for the Company to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

The Company evaluated the potential impact of identified uncertain tax positions for all tax years still subject to potential audit under state and federal income tax law and concluded that its return of capital would not be materially affected for any of the years still subject to potential audit. At December 31, 2007, the years still subject to audit are 2003 through 2007. The Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities as of January 1, 2007 or December 31, 2007.

Concentration of credit risk

All of the Company’s properties are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

As of December 31, 2007, the Company’s ten largest office tenants represented approximately 31.5% of total contractual annualized base rental revenues and its ten largest industrial tenants represented approximately 5.3% of total contractual annualized base rental revenues. As of December 31, 2007, Intuit Inc. was the Company’s largest tenant and accounted for approximately 7.2% of the Company’s total annualized contractual base revenue.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.1 million per institution. At December 31, 2007 and 2006, the Company had cash accounts in excess of FDIC insured limits.

Use of estimates

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”). FSP FAS 157-1 defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on a prospective basis on January 1, 2008. The adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements since the Company will not be electing to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). These two new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS 141(R) and SFAS 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. Management is currently evaluating the impact of these statements on the Company’s consolidated financial statements.

In August 2007, the FASB proposed FASB Staff Position APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“Proposed FSP APB 14-a”). Proposed FSP APB 14-a, if approved in its current form, would require the initial proceeds from convertible debt that may be settled in cash to be allocated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflects the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be amortized using the effective interest method, as additional non-cash interest expense, over the period the debt is expected to remain outstanding. The Company believes that the Proposed FSP APB 14-a, if approved in its current form, would impact the allocation of the initial proceeds from the sale of the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s 3.25% Exchangeable Senior Notes due in 2012 and would have a material impact on the Company’s consolidated financial statements. If Proposed FSP APB 14-a is approved in its current form, its provisions would be applied retrospectively to all periods presented. Proposed FSP APB 14-a is currently being redeliberated by the FASB and a final issuance and effective date has not yet been determined.

3.	Acquisitions

Acquisition of a Redevelopment Property

During the year ended December 31, 2007, the Company acquired the following property for redevelopment. The Company began redevelopment of the two existing buildings on the property during the first quarter of 2007. The associated acquisition and project costs were included in construction in progress on the consolidated balance sheet as of December 31, 2007:

Property Name / Submarket / City	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)(1)
Sabre Springs Corporate Center
I-15 Corridor
San Diego, CA	Office	January	2	103,900	$24.7

(1)	Excludes acquisition-related costs.

Acquisitions of Undeveloped Land

During the year ended December 31, 2007, the Company acquired the following parcels of undeveloped land for future office development:

Property Name / Submarket / City	Month of Acquisition	Gross Site Acreage	Purchase Price (in millions)(1)
Santa Fe Summit—Phase III
56 Corridor
San Diego, CA	January	10.5	$28.0
Carlsbad Oaks
Carlsbad
Carlsbad, CA	February	32.0	15.8
San Diego Corporate Center
Del Mar
San Diego, CA	November	23.0	88.0

		65.5	$131.8

(1)	Excludes acquisition-related costs.

During the year ended December 31, 2006, the Company did not acquire any properties.

Each of the building and undeveloped land acquisitions was purchased from an unaffiliated third party and was funded with borrowings under the Company’s Credit Facility (defined in Note 9) and/or funds held at qualified intermediary for Section 1031 exchange.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Dispositions and Properties Held For Sale

During the years ended December 31, 2007, 2006 and 2005, the Company recorded net gains of approximately $74.5 million, $31.3 million, and $30.8 million, respectively, in connection with sale of operating properties. All of these properties were sold to unaffiliated third parties. The Company used the net cash proceeds from the sale of these properties to fund acquisitions, development and redevelopment, repay principal on mortgage loans and to repay borrowings under the Credit Facility (defined in Note 9). The revenues, expenses and net gain on disposition associated with these properties have been included in discontinued operations (see Note 20).

2007 Dispositions and 2006 Properties Held For Sale

During the year ended December 31, 2007, the Company sold the following operating properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
181/185 S. Douglas Street
El Segundo, CA(1)	Office	January	1	61,545
2270 E. El Segundo Boulevard
El Segundo, CA(1)	Industrial	January	1	6,362

Portfolio transaction subtotal			2	67,907	$14.8
Kilroy Airport Center Sea-Tac
Seattle, WA	Office	December	3	532,430	79.3	(2)

Total			5	600,337	$94.1

(1)	These properties were classified as held for sale at December 31, 2006. The Company sold these properties in a portfolio transaction in January 2007. The sales price shown represents the sales price for the entire transaction.

(2)	Represents the gross sales price for this transaction before the effect of approximately $2.5 million funded into escrow by the Company for certain tenant improvements, for which work will be completed by the buyer.

2006 Dispositions

During the year ended December 31, 2006, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
3735 Imperial Highway
Stockton, CA	Industrial	March	1	164,540	$17.0
9401 and 9451 Toledo Way
Irvine, CA(1)	Industrial and Office	September	2	272,000	45.0

Total			3	436,540	$62.0

(1)	Includes one office building encompassing approximately 27,200 rentable square feet, one industrial building encompassing approximately 244,800 rentable square feet and a parcel of undeveloped land adjacent to the buildings.

As of December 31, 2006, the net cash proceeds from the September 2006 disposition of approximately $43.8 million were being held at a qualified intermediary, at the Company’s direction, for the purpose of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completing a Section 1031 Exchange. In January 2007, the Company used the funds held at the qualified intermediary to partially fund two acquisitions to complete the exchange.

2005 Dispositions

During the year ended December 31, 2005, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
2501 Pullman/1700 Carnegie
Santa Ana, CA(1)	Office	March	2	128,300
525 North Brand
Glendale, CA(1)
5115 North 27th Avenue	Office	March	1	46,000
Phoenix, AZ(1)	Industrial	March	1	130,900

Portfolio transaction subtotal			4	305,200	$38.7
2260 E. El Segundo Blvd
El Segundo, CA	Industrial	July	1	113,800	22.5
2265 E. El Segundo Blvd
El Segundo, CA	Industrial	November	1	76,600	9.6

Total			6	495,600	$70.8

(1)	The Company sold these properties in a portfolio transaction in March 2005. The sales price shown represents the sales price for the entire transaction.

The gross sale price of $22.5 million for the property sold in July 2005 consisted of an $11.25 million cash payment and an $11.25 million note receivable, which is secured by the underlying property, from the buyer. The note bears interest at an annual rate of 7.0%, requires monthly principal and interest payments based on a 30-year amortization period and matures in July 2012. In addition, the principal and any accrued and unpaid interest may be prepaid in whole or in part at any time without penalty or premium. As partial consideration for the sale, the Company entered into a profit participation agreement with the buyer under which the Company had the right to participate in certain future profits from the operation and sale of the property above specified thresholds without any risk of loss or continuing involvement. The Company received a $4.8 million payment from the buyer to terminate this agreement in 2007, which was reported in net gains on dispositions of discontinued operations in the consolidated statement of operations for the year ended December 31, 2007 (see Note 20).

5.	Current Receivables

Current receivables, net consisted of the following at December 31:

	2007	2006
	(in thousands)
Tenant rent, reimbursements, and other receivables	$8,328	$9,171
Allowance for uncollectible tenant receivables	(3,437)	(3,281)

Current receivables, net	$4,891	$5,890

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Deferred Rent Receivables

Deferred rent receivables, net consisted of the following at December 31:

	2007	2006
	(in thousands)
Deferred rent receivables	$75,317	$69,879
Allowance for deferred rent receivables	(8,034)	(7,950)

Deferred rent receivables, net	$67,283	$61,929

7.	Deferred Leasing Costs and Acquisition-related Intangibles

Deferred leasing costs and acquisition-related intangibles, net are summarized as follows at December 31:

	2007	2006
	(in thousands)
Deferred leasing costs	$92,115	$82,827
Accumulated amortization	(39,277)	(37,530)

Subtotal	52,838	45,297

Value of in-place leases	5,900	6,974
Accumulated amortization	(4,320)	(3,252)

Subtotal	1,580	3,722

Deferred leasing costs and acquisition-related intangibles, net	$54,418	$49,019

Value of In-place Leases

For the years ended December 31, 2007, 2006 and 2005, $2.1 million, $1.8 million and $1.5 million, respectively, was recorded as depreciation and amortization expense related to the value of in-place leases. The weighted average amortization period for the value of in-place leases was approximately 2 years as of December 31, 2007. The following is the estimated amortization of the value of in-place leases at December 31, 2007 for the next five years and thereafter:

Year	(in thousands)
2008	$786
2009	459
2010	96
2011	82
2012	64
Thereafter	93

Total	$1,580

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deferred Financing Costs

Deferred financing costs, net are summarized as follows at December 31:

	2007	2006
	(in thousands)
Deferred financing costs	$28,376	$22,482
Accumulated amortization	(19,884)	(17,382)

Deferred financing costs, net	$8,492	$5,100

9.	Debt

Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

Type of Debt	Fixed / Floating Rate	Annual Interest Rate(1)	Maturity Date	2007	2006
				(in thousands)
Mortgage note payable	Fixed	7.20%	April 2009	$78,079	$80,503
Mortgage note payable	Fixed	5.57%	August 2012	77,164	78,390
Mortgage note payable	Fixed	6.70%	December 2011	74,063	75,251
Mortgage note payable	Fixed	3.80%	August 2008	73,401	75,050
Line of credit(2)	LIBOR + 0.75%	5.93%	April 2010	35,500
Mortgage note payable	Fixed	4.95%	August 2012	32,308	32,871
Mortgage note payable	Fixed	7.15%	May 2017	20,292	21,752
Mortgage note payable(3)	Fixed	8.13%	November 2014	5,105	7,135
Mortgage note payable(2)	LIBOR + 0.90%	N/A	July 2008		35,500
Mortgage note payable(4)	LIBOR + 1.10	N/A	January 2009		31,000
Mortgage note payable	Fixed	6.51%	August 2007		17,049
Mortgage note payable	Fixed	7.21%	August 2007		4,325
Mortgage note payable	Fixed	8.43%	April 2007		372

Total				$395,912	$459,198

(1)	The variable interest rates stated as of December 31, 2007 are based on LIBOR at the last repricing date in 2007. These repricing rates may not be equal to LIBOR at December 31, 2007.
(2)	The $35.5 million variable-rate mortgage note payable was repaid in April 2007 and subsequently amended into a $35.5 million variable-rate secured line of credit.
(3)	Under the terms of the loan agreement, the Company has made early principal payments on this loan without penalty. Based on the scheduled contractual monthly payments as of December 31, 2007, the Company will repay the entire principal balance by 2013.
(4)	The Company prepaid this loan in April 2007 without penalty.

The Company’s secured debt was collateralized by 58 operating properties at December 31, 2007 with a combined net book value of $507 million and 62 operating properties at December 31, 2006 with a combined net book value of $635 million.

At December 31, 2007, seven of the Company’s eight secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties.

Unsecured Exchangeable Senior Notes

In April 2007, the Operating Partnership issued $460 million in aggregate principal amount of Notes. Interest is payable on the Notes semi-annually in arrears on April 15th and October 15th of each year. The Notes

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will mature on April 15, 2012. The initial discount at issuance of $4.6 million is being amortized into interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. The carrying value of the Notes at December 31, 2007 reflects an unamortized discount amount of $3.9 million. The amortization of this discount results in an effective interest rate on the Notes of 3.45%. During the year ended December 31, 2007, approximately $0.7 million of the discount was amortized as additional interest expense.

The Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter beginning after June 30, 2007, if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate, (iii) if the Notes have been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company’s common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011.

The Notes have an initial exchange rate of 11.3580 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.04 per common share and a conversion premium of approximately 20.0% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007. The initial exchange rate is subject to adjustment under certain circumstances including increases in our common dividends. In February 2008, the Company’s Board of Directors approved a 4.5% increase in the cash dividend rate for common shares of the Company, which will result in an insignificant adjustment to the exchange rate (see Note 24). This adjustment to the exchange rate will be determined on March 25, 2008, two days prior to the common stock ex-dividend date. Upon exchange, the holders of the Notes will receive (i) cash up to the principal amount of the Notes and (ii) to the extent the exchange value exceeds the principal amount of the Notes, shares of our common stock. At any time prior to November 15, 2011, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Notes, to settle all of the future exchange obligations of the Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period.

The Notes are unsecured obligations that rank equally with all other unsecured indebtedness and are effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the collateral securing such indebtedness). The terms of the Notes are governed by an indenture, dated as of April 2, 2007, by and among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The indenture does not contain any financial or operating covenants.

In connection with the offering of the Notes, the Operating Partnership entered into capped call option transactions with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers Inc. The capped call option transactions, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes and do not affect the holders’ rights under the Notes. Holders of the Notes do not have any rights with respect to the capped call option transactions. The capped call option transactions cover, subject to customary anti-dilution adjustments, 5,224,708 shares of the Company’s common stock at a strike price of $88.04, which corresponds to the initial exchange price of the Notes. The economic impact of these capped call option transactions is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.04 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share. If, however, the market value per share of the Company’s common stock exceeds $102.72 per

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common share then the dilution mitigation under the capped call option transactions will be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72. The capped call option transactions will terminate upon the earlier of the maturity date of the related Notes or the first day all the related Notes are no longer outstanding due to exchange. The cost of the capped call option transactions was approximately $29.1 million and was recorded as a reduction of additional paid-in-capital in stockholders equity on the Company’s consolidated balance sheet.

In April 2007, the Operating Partnership used $397.5 million of the $421.8 million net proceeds received from the Notes, after the effect of underwriters fees, discounts and payment for the capped call option transactions, to pay down the entire $331.0 million principal balance then-outstanding on the unsecured line of credit (the “Credit Facility”), to repay the principal balance on one variable-rate secured loan of $35.5 million contractually scheduled to mature in July 2008, and to repay the principal balance of one variable-rate secured loan of $31.0 million that was contractually scheduled to mature in January 2009.

Unsecured Senior Notes

As of December 31, 2007 and 2006, the Company had two series of unsecured senior notes with an aggregate principal balance of $144.0 million. The Series A notes have an aggregate principal balance of $61.0 million and mature in August 2010. The Series B notes have an aggregate principal balance of $83.0 million and mature in August 2014. The Series A and Series B notes require semi-annual interest payments each February and August based on a fixed annual interest rate of 5.72% and 6.45%, respectively.

Unsecured Line of Credit

In April 2006, the Company modified the Credit Facility to increase the line of credit, reduce the pricing and extend the maturity from October 2007 to April 2010, with an option to extend the maturity for one year. The modifications increased the line of credit from $425 million to $550 million. The Company may also elect to borrow up to an additional $100 million under an increase option provided by the Credit Facility. As of December 31, 2007, the Company had borrowings of $111.0 million outstanding under the Credit Facility and availability of approximately $439.0 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (5.96% and 6.20% at December 31, 2007 and 2006, respectively). Prior to the modification, the Credit Facility bore interest at an annual rate between LIBOR plus 1.00% and LIBOR plus 1.70%. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of the ratio of development activities to total assets. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at December 31, 2007 and 2006.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

Scheduled contractual principal payments for the above secured and unsecured debt at December 31, 2007, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2008	$81,548
2009	81,396
2010	213,824
2011	75,183
2012	564,486
Thereafter	94,475

Total	$1,110,912	(1)

(1)	Includes the full principal balance of the Notes. The exchangeable senior notes, net on the Company’s consolidated balance sheet at December 31, 2007 is shown net of the unamortized discount of $3.9 million.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the years ended December 31, 2007, 2006 and 2005. The interest and loan cost amortization are capitalized as a development cost and increase the carrying value of undeveloped land and construction in progress.

	2007	2006	2005
	(in thousands)
Gross interest expense and loan cost amortization	$55,570	$54,850	$47,836
Less: capitalized interest and loan cost amortization	(18,068)	(11,309)	(8,880)

Interest expense	$37,502	$43,541	$38,956

10. Deferred	Revenue and Acquisition-related Liabilities

Deferred revenue and acquisition-related liabilities, consisted of the following at December 31:

	2007	2006
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$55,779	$19,125
Acquisition-related liabilities—below-market leases	1,801	3,871
Other deferred revenue	1,607	2,357

Total	$59,187	$25,353

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue related to tenant-funded tenant improvements

During the year ended December 31, 2007, the Company recorded an additional $41.1 million of deferred revenue related to tenant-funded tenant improvements. This amount primarily represents the cost of the tenant improvements paid for or reimbursed by the tenant at certain of the Company’s development and redevelopment properties. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the respective development and redevelopment properties.

During the years ended December 31, 2007, 2006 and 2005, $4.3 million, $2.3 million and $2.2 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at December 31, 2007 for the next five years and thereafter:

Year	(in thousands)
2008	$6,361
2009	6,205
2010	5,909
2011	5,497
2012	5,198
Thereafter	26,609

Total	$55,779

Acquisition-related intangibles –below/above market leases

The below/above market lease components of the Company’s outstanding acquisition-related intangibles are summarized as follows at December 31:

	2007	2006
	(in thousands)
Acquisition-related liabilities—below market leases	$1,801	$3,871
Acquisition-related assets—above market leases(1)	(46)	(72)

Total	$1,755	$3,799

(1)	Included in prepaid expenses and other assets in the Company’s consolidated balance sheet

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net amortization related to above/below market leases of $1.8 million, $1.6 million and $1.2 million was recorded as an increase in rental income for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average amortization period for the Company’s above and below market leases was approximately 3 years as of December 31, 2007. The following is the estimated net amortization at December 31, 2007 for the next five years and thereafter:

Year	(in thousands)
2008	$629
2009	398
2010	146
2011	141
2012	132
Thereafter	309

Total	$1,755

11. Minority	Interests

Common Limited Partnership Unitholders

The Company owned a 93.7% and 93.3% common general partnership interest in the Operating Partnership as of December 31, 2007 and 2006, respectively. The remaining 6.3% and 6.7% common limited partnership interest as of December 31, 2007 and 2006, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units may be redeemed by unitholders for cash. The Company may, at its option, satisfy the cash redemption obligation with shares of the Company’s common stock. The redemption value for each common limited partnership unit of Kilroy Realty, L.P. as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the New York Stock Exchange (“NYSE”) for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of December 31, 2007 and 2006, the aggregate redemption value of the then-outstanding common limited partnership units of Kilroy Realty, L.P. was $119,254,722 and $181,188,404, respectively.

During the years ended December 31, 2007, 2006 and 2005, 129,204, 1,350,986, and 319,627 common limited partnership units of the Operating Partnership were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for common limited partnership units. Of the common limited partnership units exchanged in 2006, 297,102 were beneficially owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, as a result of his interest in Kilroy Industries.

Preferred Unitholders

As of December 31, 2007 and 2006, the Company had issued and outstanding 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. The preferred units have a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions on the Series A Preferred Units accrue at an annual rate of 7.45%. The Series A Preferred Units, which may be called by the Operating Partnership at a price equal to the liquidation value on or after September 30, 2009, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 7.45% Series A Cumulative Redeemable Preferred stock (“Series A Preferred Stock”) beginning September 30, 2015 or earlier under certain circumstances.

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

The Company makes quarterly distributions to the preferred unitholders each February, May, August and November. At December 31, 2007 and 2006, the accrued distribution payable to preferred unitholders, which is included in Series A Preferred Units minority interest on the balance sheet, was $0.7 million.

12.	Stockholders’ Equity

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

Preferred Stock

As of December 31, 2007 and 2006 the Company had 3,450,000 shares of 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) issued and outstanding. The Series F Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after December 8, 2009, or earlier under certain circumstances. Dividends on the Series F Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series F Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 and 2006, the Company had 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) issued and outstanding. The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after November 21, 2008, or earlier under certain circumstances. Dividends on the Series E Preferred Stock are cumulative and will be payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.

Exchange of Common Limited Partnership Units

During the years ended December 31, 2007, 2006 and 2005, an aggregate 129,204, 1,350,986 and 319,627 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock, respectively (see Note 11). Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

Share Repurchases

During the years ended December 31, 2007, 2006 and 2005, the Company accepted the return, at the current quoted market price, of 31,515, 40,875 and 41,379 shares of its common stock, respectively, from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period. In addition, during the years ended December 31, 2007 and 2005, the Company repurchased 1,000 and 1,179 shares, respectively, at the par value of $0.01 per share in connection with forfeitures of nonvested shares.

The Company’s Board of Directors has approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of four million shares of its outstanding common stock. An aggregate of 1,227,500 shares currently remain eligible for repurchase under this program. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2007. The Company may opt to repurchase shares of its common stock in the future depending upon market conditions.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2007, no shares had been acquired under the Plan from new issuances.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Dividends and Distributions

Accrued dividends and distributions at December 31, 2007 and 2006, consisted of the following amounts payable to registered common stockholders of record holding 32,765,893 and 32,398,881 shares of common stock (including nonvested shares), respectively, common unitholders holding 2,189,325 and 2,318,529 common limited partnership units of the Operating Partnership, respectively, and registered preferred stockholders of 5,060,000 shares of preferred stock for each year:

	December 31,
	2007	2006
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$18,185	$17,171
Common unitholders of the Operating Partnership	1,215	1,229

Total accrued dividends and distribution to common stockholders and unitholders	19,400	18,400
Preferred stockholders	1,210	1,210

Total accrued dividends and distributions	$20,610	$19,610

13.	Share-Based Compensation

The Company establishes share-based incentive compensation plans for the purpose of attracting and retaining officers, key employees and non-employee board members. At December 31, 2007, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which is described below. The Executive Compensation Committee, which is currently comprised of three independent directors, may grant share-based awards under the 2006 Plan to employees and non-employee board members under the various share-based compensation programs described below.

The Executive Compensation Committee historically has granted nonvested shares of common stock under the various share-based compensation programs. During the years ended December 31, 2007, 2006 and 2005, the Company issued 269,323, 87,067 and 103,806 of nonvested shares, respectively, which were awarded to certain executive officers, employees and non-employee board members by the Executive Compensation Committee. These share awards are valued based on the quoted closing share price of the Company’s common stock on the NYSE on the grant date. Dividends are paid on all outstanding shares whether vested or nonvested and are not returnable to the Company if the underlying shares ultimately do not vest.

The total compensation cost for all share-based compensation programs was $16.1 million, $6.2 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of the total share-based compensation cost, $0.9 million, $0.5 million and $0.1 million was capitalized as part of real estate assets for the years ended December 31, 2007, 2006 and 2005, respectively. See the Company’s summary of significant accounting policies in Note 2 for additional information on the Company’s accounting policies for share-based compensation.

Stockholder Approved Equity Compensation Plans

The Company’s Board of Directors adopted the 2006 Plan, which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (“nonvested shares”), stock

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the 2006 Plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. As of December 31, 2007, there were 1,166,602 shares and share-based awards available to be granted under the 2006 Plan. All of the Company’s outstanding share-based awards issued prior to 2007 were issued under the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which was terminated by the Company’s Board of Directors in September 2006. Any awards outstanding upon the termination of the 1997 Plan remain outstanding and in full force and effect in accordance with the terms of such plan and the applicable award agreement.

Executive Officer Share-Based Compensation Programs

The Executive Compensation Committee determines compensation for the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”). The Executive Compensation Committee has annually approved programs for the Company’s Executive Officers for the potential issuance of share-based awards, historically nonvested shares of common stock, as part of their annual and long-term incentive compensation. The number of shares that have been issued has historically been contingent upon certain corporate performance and market conditions. The share awards are generally issued in the first quarter after the end of the performance period, which is the same as the Company’s fiscal year end. The share awards generally have a service vesting period equal to one to three years, depending on the type of award.

2008 Programs

In the first quarter of 2008, the Executive Compensation Committee approved the 2008 Annual Long-Term Incentive Program, which allows the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2008. It is anticipated that such awards will be paid in nonvested shares or, if available and at the applicable employee’s option, in other equity-based instruments that, subject to vesting and other conditions, may become exchangeable on a one-for-one basis for shares of the Company’s common stock or cash, at the election of the Company. The Company anticipates that any nonvested shares or other equity-based instruments earned under this program would be issued during the first quarter of 2009. Individual awards earned under the 2008 Annual Long-Term Incentive Program would vest in two equal installments on December 31, 2009 and December 31, 2010. Vesting will be based on continued employment through the applicable vesting dates. For the year ended December 31, 2007, the Company recognized no compensation cost for this program.

2007 Programs

In February 2007, the Executive Compensation Committee approved the 2007 Annual Long-Term Incentive Program, which allowed the Executive Officers to receive bonus compensation for the achievement of certain specified corporate performance measures for the fiscal year ended December 31, 2007. In December 2007, the Executive Compensation Committee awarded 100,075 nonvested shares to the Executive Officers under this program. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $54.96 on the grant date of December 31, 2007. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. Of the 100,075 shares awarded, 50,038 vest on December 31, 2008 and 50,037 vest on December 31, 2009. These nonvested shares were deemed to be legally issued and outstanding as of January 1, 2008. Vesting is based on continued employment through the applicable vesting dates. For the year ended December 31, 2007, the Company recognized approximately $2.2 million of compensation cost for this program.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the Executive Compensation Committee also approved the 2007 Long-Term Targeted Performance Incentive Program, which is comprised of two separate programs: the Development Performance Program (the “DPP”) and the Total Annual Shareholder Return Program (the “TASRP”). Performance is measured independently for each of these programs. With respect to the DPP, the incentive award that may be earned will be based on the achievement of certain specified development completion and leasing targets for development or redevelopment properties on which the Company commenced construction during 2007. Performance is measured independently for the development completion and development leasing targets. If the development completion and leasing targets are individually not achieved, no award would be earned under that component of the DPP. There is no additional service vesting period under this program; therefore, individual awards earned under the DPP would be paid in shares of vested and unrestricted common stock of the Company or, if available and at the employee’s option, other equity-based instruments. The Company currently estimates that any nonvested shares or other equity-based instruments earned under this program would be issued in 2009. For the year ended December 31, 2007, the Company recognized approximately $1.4 million of estimated compensation cost for this program.

The incentive award that could have been earned for the TASRP was based on absolute total shareholder return and relative total shareholder return targets for the year ended December 31, 2007. Performance was measured independently for the absolute and relative total shareholder return targets. The absolute and relative shareholder return targets were individually not achieved, therefore, no award was earned under either component of the TASRP. As a result, the Company recognized no compensation cost for this program for the year ended December 31, 2007.

2006 Programs

In April 2006, the Executive Compensation Committee approved a component of the 2006 Annual Incentive Award Program. In September 2006, the Executive Compensation Committee approved the 2006 Annual Long-Term Incentive Program and an additional component of the 2006 Annual Incentive Award Program. These programs allowed the Executive Officers to receive bonus compensation for the achievement of certain specified corporate performance measures for the fiscal year ended December 31, 2006. In February 2007, the Executive Compensation Committee awarded to the Executive Officers the following nonvested shares under these programs: 165,730 nonvested shares of common stock under the 2006 Annual Incentive Award Program and 38,629 nonvested shares of common stock under the 2006 Annual Long-Term Incentive Program. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. Of the 165,730 shares awarded under the 2006 Annual Incentive Award Program, 65,464 vested on December 31, 2007, 50,133 vest on December 31, 2008 and 50,133 vest on December 31, 2009. Of the 38,629 shares awarded under the 2006 Annual Long-Term Incentive Program, 19,315 vested on December 31, 2007 and 19,314 vest on December 31, 2008. Vesting is based on continued employment through the applicable vesting dates. For the years ended December 31, 2007 and 2006, the Company recognized approximately $9.7 million and $3.0 million, respectively, of compensation cost for these programs.

2005 Programs

In March 2005, the Executive Compensation Committee approved the 2005 Annual Incentive Award Program and 2005 Annual Long-Term Incentive Program. These programs allowed the Executive Officers to receive bonus compensation for the achievement of certain specified corporate and individual performance measures for the fiscal year ended December 31, 2005. In January 2006, the Executive Compensation Committee awarded to the Executive Officers the following nonvested shares under these programs: 11,343 nonvested shares

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of common stock under the 2005 Annual Incentive Award Program and 41,561 nonvested shares of common stock under the 2005 Annual Long-Term Incentive Program. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $66.13 on the grant date of January 11, 2006. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. All shares awarded under the 2005 Annual Incentive Award Program vested on January 11, 2007. Of the 41,561 shares awarded under the 2005 Annual Long-Term Incentive Program, 20,781 vested on January 11, 2007 and 20,780 vested on January 11, 2008. Vesting was based on continued employment through the applicable vesting dates. For the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $0.5 million, $1.7 million and $1.3 million, respectively, of compensation cost for these programs.

2003 – 2005 Special Long-term Incentive Compensation Program

In March 2003, the Company’s Executive Compensation Committee approved a special long-term compensation program for the Company’s Executive Officers. The program provided for cash compensation to be earned at December 31, 2005 if the Company attained certain market measures based on annualized total stockholder returns on an absolute and relative basis over an approximate three-year measurement period. In January 2006, the Executive Compensation Committee approved the payment of a cash award of $71.7 million, representing the amount earned by the Company’s Executive Officers under the plan for the approximate three-year period ended December 31, 2005. The award was paid to the Company’s Executive Officers in January 2006 and was funded with borrowings under the Company’s Credit Facility. During the year ended December 31, 2005, compensation expense related to the special compensation program was approximately $47.3 million, which was included in general and administrative expenses.

Key Employee Share-Based Compensation Program

In addition to the executive compensation programs, the Executive Compensation Committee has historically awarded nonvested shares of common stock to other key employees on an annual basis as part of their long-term incentive compensation. For accounting purposes, these awards have no defined performance period and therefore, the Company recognizes compensation cost for these awards over the service vesting periods, which represent the requisite service periods. The individual share awards vest in equal annual installments over the respective service vesting periods, which has historically ranged from two to five years.

2008 Grants

In February 2008, the Executive Compensation Committee granted an aggregate of 82,303 nonvested shares of common stock to certain key employees for the 2007 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $49.21 on the grant date of February 5, 2008. These shares vest in equal annual installments on December 31st of each year over a five-year period. For the year ended December 31, 2007, the Company recognized no compensation expense for this program.

2007 Grants

In February 2007, the Executive Compensation Committee granted an aggregate of 56,074 nonvested shares of common stock to certain key employees for the 2006 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. These shares vest in equal annual installments on December 31 st of each year over a five-year period. For the year ended December 31, 2007, the Company recognized approximately $1.1 million of compensation cost for these awards.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Grants

In February 2006, the Executive Compensation Committee granted an aggregate of 32,429 nonvested shares of common stock to certain key employees for the 2005 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $70.16 on the grant date of February 16, 2006. These shares vest in equal annual installments on the anniversary date of grant over a five-year period. For the years ended December 31, 2007 and 2006, the Company recognized approximately $0.6 million and $0.4 million, respectively, of compensation cost for these awards.

2005 Grants

In February 2005, the Executive Compensation Committee granted an aggregate of 27,813 nonvested shares of common stock to certain key employees for the 2004 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $41.35 on the grant date of February 23, 2005. Of the 27,813 shares granted, 6,652 vest over a two-year period and 21,161 vest over a five-year period. For the years ended December 31, 2007, 2006 and 2005 the Company recognized approximately $0.2 million, $0.3 million and $0.3 million, respectively, of compensation cost for these awards.

Non-employee Board Members Share-Based Compensation Program

The Executive Compensation Committee awards nonvested shares of common stock to newly elected board members and non-employee board members on an annual basis as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation program.

2007 Annual Awards

In May 2007, the Executive Compensation Committee granted an aggregate of 6,890 nonvested shares of common stock to non-employee board members under this program. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $72.60 on the grant date of May 15, 2007. These shares vest in equal annual installments on May 15th of each year over a two-year period. For the year ended December 31, 2007, the Company recognized approximately $0.2 million of compensation cost for these awards.

2007 Initial Equity Awards for Newly Elected Board Members

In June 2007, the Executive Compensation Committee granted 1,000 nonvested shares of common stock to each of the Company’s two newly elected board members, representing their initial equity awards. The nonvested shares were granted in accordance with the Company’s Board of Directors compensation program. The grant date for each new board member was the date such board member was elected to the Board of Directors. These shares vest in equal annual installments over a four-year period. In July 2007, one of the newly elected board members resigned from the Board of Directors. In connection with the forfeiture of his initial equity award, the Company repurchased the shares at the par value of $0.01 per share. The compensation cost for the outstanding nonvested share grant was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $71.11 on the grant date of June 21, 2007.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Annual Awards

In May 2006, the Executive Compensation Committee granted an aggregate of 1,734 nonvested shares of common stock to non-employee board members. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $69.24 on the grant date of May 15, 2006. These shares vest in equal annual installments over a two-year period. For the years ended December 31, 2007 and 2006, the Company recognized approximately $65,000 and $38,000, respectively, of compensation cost for these awards.

2005 Annual Awards

In May 2005, the Executive Compensation Committee granted an aggregate of 2,694 nonvested shares of common stock to non-employee board members. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $44.56 on the grant date of May 17, 2005. These shares vest in equal annual installments over a two-year period. For the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $24,000, $59,000 and $37,000, respectively, of compensation cost for these awards.

Summary of nonvested shares of common stock

A summary of the status of the Company’s nonvested shares as of January 1, 2007 and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	146,952	$56.49
Granted(1)	269,323	87.75
Vested	(177,442)	72.25
Forfeited	(1,000)	69.96

Nonvested at December 31, 2007	237,833	$80.35

(1)	Excludes the 100,075 nonvested shares awarded on December 31, 2007 under the 2007 Annual Long-Term Incentive Program because the shares were not deemed to be legally issued and outstanding until January 1, 2008.

All nonvested shares are subject only to service vesting conditions. The total grant-date fair value of the nonvested shares is recognized as compensation cost over the requisite period. As of December 31, 2007, there was approximately $11.4 million of total unrecognized compensation cost related to the nonvested shares shown in the table above granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested shares had been recognized in periods prior to December 31, 2007. The $11.4 million of unrecognized compensation cost does not reflect $7.4 million of unrecognized compensation cost related to 182,378 shares issued subsequent to December 31, 2007 to the Executive Officers and other key employees. In addition, it does not reflect the potential future compensation cost for the DPP or the 2008 Annual Long-Term Incentive Program since any share-based award under these programs will not be granted until 2008 or later. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts earned under these programs.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $12.0 million, $6.7 million and $4.7 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

During the years ended December 31, 2007, 2006 and 2005 the Company issued 269,323, 87,067 and 103,806 of nonvested shares, respectively, for share-based compensation arrangements. The weighted-average grant-date fair value per share for nonvested shares vested during the years ended December 31, 2007, 2006 and 2005 was $87.75, $67.69 and $41.43, respectively.

Summary of Stock Options

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

The Company’s stock option activity for the year ended December 31, 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Shares outstanding and exercisable at January 1, 2007	47,000	$24.33
Granted	—	—
Exercised(1)	(1,000)	28.56
Forfeited or expired	(20,000)	23.00

Shares outstanding and exercisable at December 31, 2007	26,000	$25.19	3.2	$773,848

(1)	Represents a cash exercise in which the Company received approximately $29,000 in exchange for shares of its common stock.

During the years ended December 31, 2007, 2006 and 2005, 1,000 options were exercised with a total intrinsic value of approximately $36,000, 31,000 options were exercised with a total intrinsic value of $1.3 million and 41,231 options were exercised with a total intrinsic value of $1.0 million, respectively.

Restricted Unit Plan

In December 2007, the Company’s Board of Directors approved a Restricted Stock Award Deferral Program (the “ RSU Program”) under the 2006 Plan. Under the RSU Program, directors, management employees serving at the level of Vice President or higher and certain other designated employees of the Company (“RSU Participants”) may defer receipt of nonvested stock awards that may be granted under the 2006 Plan in the future (“Stock Awards”) by electing to receive an equivalent number of restricted stock units (“RSUs”) in lieu of such Stock Awards. Each RSU issued under the RSU Program represents the right to receive one share of the Company’s common stock in the future and will be subject to the same vesting conditions as would have applied to the Stock Award in lieu of which such RSU is

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued. In addition, RSUs carry with them the right to receive dividend equivalents that credit RSU Participants, upon the Company’s payment of dividends with respect to the shares underlying the RSU Participant’s RSUs, with additional, fully-vested RSUs equal to the value of the dividend paid in respect of such shares. As of December 31, 2007, no deferrals of Stock Awards have been made under the RSU Program.

14.	Employee Benefit Plans

401(k) Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to sixty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Internal Revenue Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by the Company. For the year ended December 31, 2007, the Company contributed $0.5 million and for each of the years ended December 31, 2006 and 2005, the Company contributed $0.4 million to the 401(k) Plan.

Deferred Compensation Plan

In June 2007, the Company adopted the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “ Deferred Compensation Plan”), under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. Eligible management employees (“Participants”) will receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their respective gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Plan. The Company’s Board of Directors may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts.

At the time Participants defer compensation or earn mandatory Company contributions, or at the time the Company obligates itself to make a discretionary contribution to the Deferred Compensation Plan, the Company records compensation cost and a corresponding liability, which is included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost. For the year ended December 31, 2007, the Company recorded approximately $0.4 million of total compensation cost in connection with the Deferred Compensation Plan.

The Company’s liability under the Deferred Compensation Plan of $0.7 million was fully funded as of December 31, 2007. The Company holds the Plan assets in a limited rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held by the rabbi trust are reported on the Company’s consolidated balance sheet in marketable securities, which were reported at the $0.7 million fair value as of December 31, 2007.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Future	Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2028 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2007 are summarized as follows:

Year Ending	(in thousands)
2008	$226,174
2009	208,370
2010	176,930
2011	153,081
2012	137,990
Thereafter	622,310

Total	$1,524,855

16. Commitments	and Contingencies

General

In the normal course of business, the Company is required to post construction bonds to guarantee its performance of government-mandated infrastructure improvements. As of December 31, 2007, the Company had outstanding construction bonds of $5.7 million.

In connection with the acquisition of undeveloped land in November 2007 (see Note 3), the Company issued a letter of credit for approximately $0.6 million as a guarantee of the Company’s performance to complete certain government-mandated infrastructure improvements associated with the property. The Company subsequently posted a construction bond for this property and the letter of credit was cancelled in February 2008.

Ground Leases

The Company has noncancellable ground lease obligations on Kilroy Airport Center Phases I, II and III in Long Beach, California with a lease period expiring in July 2084. Rental rates are subject to adjustments every five years based on fair market value. The Company also leases the land at Kilroy Airport Center, Phase IV for potential future development opportunities. This land is adjacent to the Company’s office properties at Kilroy Airport Center, Long Beach. The ground lease term is through July 2084, subject to the Company’s right to terminate this lease upon written notice to the landlord, which right previously expired in October 2007. In October 2007, the Company and the landlord agreed to a nine month extension, which extended the Company’s right to terminate this lease and the related fair market rental adjustment until July 2008. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to a fair market rental adjustment in July 2008 and at scheduled dates thereafter.

The minimum commitment under the Company’s ground leases at December 31, 2007 was as follows:

Year Ending	(in thousands)
2008	$1,260
2009	1,206
2010	1,169
2011	1,096
2012	873
Thereafter	62,437

Total	$68,041

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Resolution of Contingency

In October 2005, one of the Company’s Industrial Properties sustained damage due to a fire sprinkler rupture. As a result of the damage, the Company recorded a casualty loss of approximately $0.4 million during the fourth quarter of 2005 to write off the carrying value of the damaged components. In December 2006, the Company received a progress payment of approximately $0.8 million from the insurance carrier. Approximately $0.5 million, representing the portion of the proceeds that exceeds the carrying value of the damaged components, was deferred until all contingencies were resolved in accordance with FASB Interpretation No. 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets. The final settlement was reached in December 2007, resolving all contingencies, and the Company recognized a $0.7 million gain during the year ended December 31, 2007. This amount was recorded as a credit to property expenses on the Company’s consolidated statement of operations.

Litigation

To the Company’s knowledge, neither the Company nor any of the Company’s properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to the Company, would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flows, financial condition or results of operations.

Environmental Matters

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fixed-rate secured and unsecured debt, the Company estimates fair value by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements, except for the Notes, which are valued at the quoted market price plus accrued interest (see Note 9 for further detail on the Company’s secured and unsecured debt). The Company estimates fair value for the note receivable by using discounted cash flow analyses based on borrowing rates for similar types of borrowing arrangements. The following table sets forth the carrying value and the fair value of the Company’s Notes, other fixed-rate debt and note receivable as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Notes	$456.1	$399.4	$—	$—
Other fixed-rate debt	504.4	514.3	536.7	538.7
Note receivable	11.0	11.3	11.1	11.5

18. Other	Property Income

Significant Lease Termination Fees

In May 2006, the Company recognized $9.8 million of other property income resulting from the early termination of a lease at an industrial property in Irvine, California, which encompassed approximately 244,800 rentable square feet. Of the $9.8 million recognized, $7.5 million represented the net lease termination fee, which was comprised of $9.0 million received in cash offset by a write-off of a $1.5 million deferred receivable balance associated with the lease. The remaining $2.3 million represented a non-cash gain on the lease termination related to the tenant’s obligation to replace the property’s roof, in accordance with the original lease and the lease termination agreement. The Company recorded the $2.3 million cost of the roof paid by the tenant as a capital asset and recognized the associated gain in other property income. In September 2006, the Company sold this property and therefore reclassified all income associated with the property to discontinued operations for all periods presented (see Notes 4 and 20).

19. Segment	Disclosure

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization, and corporate, general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (see Note 2). There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Office Properties:
Operating revenues(1)	$227,811	$208,410	$193,778
Property and related expenses	59,236	54,278	47,873

Net operating income, as defined	168,575	154,132	145,905

Industrial Properties:
Operating revenues(1)	30,661	33,131	32,333
Property and related expenses	5,664	5,898	5,061

Net operating income, as defined	24,997	27,233	27,272

Total Reportable Segments:
Operating revenues(1)	258,472	241,541	226,111
Property and related expenses	64,900	60,176	52,934

Net operating income, as defined	193,572	181,365	173,177

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	193,572	181,365	173,177
Unallocated other income and expense:
Total other income and expense	1,606	1,826	1,346
Other unallocated expenses:
General and administrative expenses	36,580	22,800	66,456
Interest expense	37,502	43,541	38,956
Depreciation and amortization	72,815	68,830	64,273

Income from continuing operations before minority interests	48,281	48,020	4,838
Minority interests attributable to continuing operations	(7,717)	(8,102)	(4,395)
Income from discontinued operations	73,258	41,946	33,376

Net income	113,822	81,864	33,819
Preferred dividends	(9,608)	(9,608)	(9,608)

Net income available for common stockholders	$104,214	$72,256	$24,211

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,421,156	$1,169,011
Undeveloped land and construction in progress	324,077	263,651
Total assets(1)	1,863,978	1,544,882

Industrial Properties:
Land, buildings and improvements, net	159,391	164,292
Total assets(1)	167,238	173,422

Total Reportable Segments:
Land, buildings and improvements, net	1,580,547	1,333,303
Undeveloped land and construction in progress	324,077	263,651
Total assets(1)	2,031,216	1,718,304

Reconciliation to Consolidated Assets:
Total assets for reportable segments	2,031,216	1,718,304
Other unallocated assets:
Cash and cash equivalents	11,732	11,948
Restricted cash	546	494
Funds held at Qualified Intermediary for Section 1031 Exchange	—	43,794
Marketable securities	707	—
Note receivable	10,970	11,096
Deferred financing costs, net	8,492	5,100
Prepaid expenses and other assets, net	5,057	8,616

Total consolidated assets	$2,068,720	$1,799,352

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, properties held for sale, current receivables, deferred rent receivable and deferred leasing costs and other related intangible assets, all shown on a net basis.

	December 31,
	2007	2006
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment properties and undeveloped land	$205,661	$135,103
Acquisition of redevelopment property and undeveloped land	157,005	—
Capital expenditures and tenant improvements	26,943	10,945

Industrial Properties:
Acquisition of operating properties and undeveloped land	—	—
Capital expenditures and tenant improvements	1,305	3,354

Total Reportable Segments:
Expenditures for development and redevelopment properties and undeveloped land	205,661	135,103
Acquisition of redevelopment property and undeveloped land	157,005	—
Capital expenditures and tenant improvements	28,248	14,299

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
REVENUES:
Rental income	$7,720	$10,793	$13,619
Tenant reimbursements	2,289	2,198	2,812
Other property income	303	9,797	303

Total revenues	10,312	22,788	16,734

EXPENSES:
Property expenses	3,394	3,880	4,250
Real estate taxes	942	972	1,323
Provision for bad debts		17	20
Ground leases	452	433	472
Interest expense(1)		90	197
Depreciation and amortization	1,733	3,233	3,518

Total expenses	6,521	8,625	9,780

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest	3,791	14,163	6,954
Net gain on dispositions of discontinued operations(2)	74,505	31,259	30,764
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(5,038)	(3,476)	(4,342)

Total income from discontinued operations	$73,258	$41,946	$33,376

(1)	In connection with the disposition of the building sold in March 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations for the years ended December 31, 2006 and 2005.

(2)	Net gain on dispositions of discontinued operations for the year ended December 31, 2007 includes a $4.8 million payment received to terminate a profit participation agreement that was entered into in connection with a property disposition (see Note 4).

The following table summarizes total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Reportable Segments:
Office Properties	$67,832	$3,609	$5,998
Industrial Properties	5,426	38,337	27,378

Total income from discontinued operations	$73,258	$41,946	$33,376

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Earnings (Loss) Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$40,564	$39,918	$443
Preferred dividends	(9,608)	(9,608)	(9,608)

Income (loss) from continuing operations available for common stockholders	30,956	30,310	(9,165)
Discontinued operations	73,258	41,946	33,376

Net income available for common stockholders—numerator for basic and diluted earnings per share	$104,214	$72,256	$24,211

Denominator:
Basic weighted average shares outstanding	32,379,997	31,244,062	28,710,726
Effect of dilutive securities—stock options and nonvested shares	146,726	145,937

Diluted weighted average shares and common share equivalents outstanding	32,526,723	31,389,999	28,710,726

Basic earnings per share:
Income (loss) from continuing operations available for common stockholders	$0.96	$0.97	$(0.32)
Discontinued operations	2.26	1.34	1.16

Income available for common stockholders	$3.22	$2.31	$0.84

Diluted earnings per share:
Income (loss) from continuing operations available for common stockholders	$0.95	$0.96	$(0.32)
Discontinued operations	2.25	1.34	1.16

Net income available for common stockholders	$3.20	$2.30	$0.84

At December 31, 2007, the effect of 45,848 nonvested shares of common stock and the effect of the assumed conversion of the Notes were not included in the earnings per share calculation as their effect was antidilutive to the income from continuing operations available for common stockholders.

At December 31, 2007 and 2006, the Company’s employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to the income from continuing operations available for common stockholders. At December 31, 2006, Company’s employees and directors held no nonvested shares of common stock that were antidilutive to the income from continuing operations available for common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the effect of the assumed exercise of the 78,000 outstanding stock options and the effect of the 155,309 nonvested shares of common stock were not included in the earnings per share calculation as their effect was antidilutive to the loss from continuing operations available for common stockholders.

22.	Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2007, 2006 and 2005 as follows:

Dividends	2007	2006	2005
Dividends declared per common share	$2.220	$2.120	$2.040
Less: Dividends declared in the current year and paid in the following year	(0.555)	(0.530)	(0.510)
Add: Dividends declared in the prior year and paid in the current year	0.530	0.510	0.495

Dividends paid per common share	$2.195	$2.100	$2.025

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2007 2006 and 2005 as identified in the table above, was as follows:

Common Shares	2007		2006		2005
Ordinary income	$1.044	47.56%	$0.462	21.99%	$0.221	10.90%
Return of capital	1.054	48.02	1.635	77.87	1.753	86.55
Capital gains(1)	0.097	4.42	0.003	0.14	0.018	0.88
Unrecaptured section 1250 capital gains	0.000	0.00	0.000	0.00	0.033	1.67

	$2.195	100.00%	$2.100	100.00%	$2.025	100.00%

(1)	2004, 2005 and 2006 Capital Gains are comprised entirely of 15% Rate Gains.

The income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2007 and 2006 was as follows:

Preferred Shares	2007		2006		2005
Ordinary income	$1.786	91.57%	$1.938	99.40%	$1.575	80.75%
Capital gains	0.164	8.43	0.012	0.60	0.129	6.63
Unrecaptured section 1250 capital gains	0.000	0.00	0.000	0.00	0.246	12.62

	$1.950	100.00%	$1.950	100.00%	$1.950	100.00%

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2007 and 2006 was as follows:

Preferred Shares	2007		2006		2005
Ordinary income	$1.717	91.57%	$1.864	99.40%	$1.421	80.75%
Capital gains	0.158	8.43	0.011	0.60	0.117	6.63
Unrecaptured section 1250 capital gains	0.000	0.00	0.000	0.00	0.222	12.62

	$1.875	100.00%	$1.875	100.00%	$1.760	$100.00%

23.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 was as follows:

	2007 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$61,433	$62,181	$65,117	$69,741
Net Operating Income from continuing operations(2)	46,683	46,544	48,166	52,174
Income from continuing operations	9,840	10,077	10,455	10,187
Discontinued operations	9,040	5,415	975	57,827
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	16,478	13,090	9,028	65,612
Net income per common share—basic	0.51	0.40	0.28	2.02
Net income per common share—diluted	0.51	0.40	0.28	2.01

	2006 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$59,630	$60,155	$60,237	$61,519
Net Operating Income from continuing operations(2)	44,979	45,422	44,655	46,314
Income from continuing operations	9,394	10,465	9,724	10,343
Discontinued operations	6,537	9,912	24,252	1,243
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	13,529	17,975	31,574	9,184
Net income per common share—basic	0.46	0.58	0.98	0.28
Net income per common share—diluted	0.46	0.58	0.98	0.28

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 19 for definition of Net Operating income.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10-Q due to reclassification of revenues and expenses to discontinued operations, in accordance with SFAS 144 (see Note 20).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Subsequent Events

On January 1, 2008, the Company issued 100,075 nonvested shares of the Company’s common stock, which was awarded by the Executive Compensation Committee on December 31, 2007 to the Executive Officers under the 2007 Annual Long-Term Incentive Program (See Note 13).

On January 18, 2008, aggregate distributions of $19.4 million were paid to common stockholders and common unitholders of record on December 31, 2007.

On February 5, 2008, the Company’s Executive Compensation Committee granted 82,303 shares of the Company’s common stock to certain key employees for the 2007 performance period (see Note 13).

On February 12, 2008 the Company’s Board of Directors declared a quarterly cash dividend of $0.58 per common share payable on April 18, 2008 to stockholders of record on March 31, 2008. The dividend is equivalent to an annual rate of $2.32 per share and represents a 4.5% increase from the previous annualized dividend rate of $2.22 per share.

On February 15, 2008, aggregate distributions of $0.8 million were paid to Series E Preferred stockholders of record on January 31, 2008 for the period commencing on and including November 15, 2007 and ending on and including February 14, 2008.

On February 15, 2008, aggregate distributions of $1.6 million were paid to Series F Preferred stockholders of record on January 31, 2008 for the period commencing on and including November 15, 2007 and ending on and including February 14, 2008.

On February 15, 2008, aggregate distributions of $1.4 million were paid to the Series A Preferred unitholders.

In the first quarter of 2008, the Company’s Executive Compensation Committee approved the 2008 incentive award programs for the Company’s Executive Officers (see Note 13).

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2007—Allowance for uncollectible tenant receivables	$3,281	$173	$(17)	$3,437
Year ended December 31, 2006—Allowance for uncollectible tenant receivables	$2,875	$520	$(114)	$3,281
Year ended December 31, 2005—Allowance for uncollectible tenant receivables	$5,919	$(1,967)	$(1,077)	$2,875
Allowance for Unbilled Deferred Rent
Year ended December 31, 2007—Allowance for deferred rent	$7,950	$300	$(216)	$8,034
Year ended December 31, 2006—Allowance for deferred rent	$7,920	$241	$(211)	$7,950
Year ended December 31, 2005—Allowance for deferred rent	$6,572	$1,316	$32	$7,920

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation(1)	Date of Acquisition(A)/ Construction(C)(2)		Net Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
Office Properties:
23925 Park Sorrento Calabasas, California	$20,292	(5)	$50	$2,346	$270	$50	$2,616	$2,666	$809	2001	(C)	11,789
23975 Park Sorrento Calabasas, California		(5)	765	17,720	2,708	765	20,428	21,193	6,878	2001	(C)	100,592
24025 Park Sorrento Calabasas, California		(5)	845	15,896	2,039	845	17,935	18,780	6,288	2000	(C)	102,264
26541 Agoura Road Calabasas, California			1,979	9,630	4,573	1,979	14,203	16,182	5,953	1997	(A)	90,366
Kilroy Airport Center, El Segundo El Segundo, California			6,141	69,195	27,629	6,141	96,824	102,965	57,228	1983	(C)	488,090
Imperial & Sepulveda El Segundo, California			4,984	68,368	41,864	4,984	110,232	115,216	12,965	2003/2004	(C)	369,508
Kilroy Airport Center, Phase I Long Beach, California					28,288		28,288	28,288	9,929	1997	(A)	225,083
Kilroy Airport Center, Phase II Long Beach, California				47,387	21,241		68,628	68,628	43,544	1989	(C)	395,480
Kilroy Airport Center, Phase III Long Beach, California				49,654	6,524		56,178	56,178	20,409	1999/2000	(C)	328,502
Kilroy Airport Center, Phase IV(4) Long Beach, California					2,088		2,088	2,088	1,960
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	10,262	3,977	46,102	50,079	16,883	2000	(C)	150,302
12100 W. Olympic Blvd. Los Angeles, California			352	45,611	12,261	9,633	48,591	58,224	7,367	2002	(C)	150,167
12312 W. Olympic Blvd. Los Angeles, California			3,325	12,202	749	3,399	12,877	16,276	4,050	1997	(A)	78,000
1633 26th Street Santa Monica, California			2,080	6,672	1,663	2,040	8,375	10,415	3,564	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California	78,079	(6)	5,474	26,087	913	5,476	26,998	32,474	8,077	1997	(A)	94,844
3130 Wilshire Blvd. Santa Monica, California			8,921	6,579	6,451	9,188	12,763	21,951	5,801	1997	(A)	89,017
501 Santa Monica Blvd. Santa Monica, California		(6)	4,547	12,044	4,574	4,551	16,614	21,165	5,367	1998	(A)	73,115
4175 E. La Palma Avenue Anaheim, California			1,518	2,612	2,286	1,518	4,898	6,416	1,962	1997	(A)	43,263
8101 Kaiser Blvd Anaheim, California			2,369	6,180	1,384	2,377	7,556	9,933	2,411	1997	(A)	59,790
601 Valencia Avenue Brea, California			3,518	2,900	714	3,519	3,613	7,132	1,068	1997	(A)	60,891
603 Valencia Avenue Brea, California			2,706	3,904	331	2,706	4,235	6,941	496	2005	(A)	45,900
111 Pacifica Irvine, California		(6)	5,165	4,653	2,326	5,166	6,978	12,144	3,075	1997	(A)	67,496
12340 El Camino Real San Diego, California			4,201	13,896	7,061	4,201	20,957	25,158	3,410	2002	(C)	87,405
12348 High Bluff Drive San Diego, California	73,401	(7)	1,629	3,096	3,101	1,629	6,197	7,826	2,677	1999	(C)	38,710
12390 El Camino Real San Diego, California			3,453	11,981	1,201	3,453	13,182	16,635	4,495	2000	(C)	72,332
3579 Valley Centre Drive San Diego, California	77,164	(8)	2,167	6,897	2,885	2,858	9,091	11,949	3,048	1999	(C)	52,375
3611 Valley Centre Drive San Diego, California		(8)	4,184	19,352	8,539	5,259	26,816	32,075	7,516	2000	(C)	130,178
3661 Valley Centre Drive San Diego, California		(8)	4,038	21,144	5,906	4,725	26,363	31,088	7,313	2001	(C)	129,752
3721 Valley Centre Drive, San Diego, California		(8)	4,297	18,967	5,662	4,254	24,672	28,926	3,731	2002	(C)	114,780

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2007

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation(1)	Date of Acquisition(A)/ Construction(C)(2)		Net Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
3811 Valley Centre Drive San Diego, California	32,308	(9)	3,452	16,152	20,053	4,457	35,200	39,657	6,099	2000	(C)	112,067
12225/12235 El Camino Real San Diego, California		(7)	3,207	18,176	3,294	3,213	21,464	24,677	5,617	1998	(A)	115,513
12400 High Bluff Drive San Diego, California			15,167	40,497	5,983	15,167	46,480	61,647	6,579	2003	(C)	208,464
6215/6220 Greenwich Drive San Diego, California	5,105	(10)	4,796	15,863	8,225	5,148	23,736	28,884	8,697	1997	(A)	212,214
15051 Avenue of Science San Diego, California			2,888	5,780	5,508	2,888	11,288	14,176	2,852	2001	(C)	70,617
15073 Avenue of Science San Diego, California			2,070	5,728	1,470	2,070	7,198	9,268	2,769	2001	(C)	46,759
15231 Avenue of Science San Diego, California			2,233	8,830	1,626	2,233	10,456	12,689	694	2005	(C)	65,638
15253 Avenue of Science San Diego, California			1,548	6,423	995	1,548	7,418	8,966	483	2005	(C)	37,437
15333 Avenue of Science San Diego, California			2,371	16,500	1,073	2,371	17,573	19,944	613	2006	(C)	78,880
15378 Avenue of Science San Diego, California		(7)	3,565	3,796	1,725	3,565	5,521	9,086	1,936	1998	(A)	68,910
15435/15445 Innovation Drive San Diego, California			4,286	12,622	(37)	4,092	12,779	16,871	6,745	2000	(C)	103,000
13500/13520 Evening Creek Drive North San Diego, California			15,161	71,806	2,004	15,160	73,811	88,971	8,505	2004	(A)	281,830
13280/13290 Evening Creek Drive North San Diego, California			8,930	20,269	637	8,930	20,906	29,836	10	2007	(A)
4921/4939/4955 Directors Place San Diego, California			8,538	37,911	8,175	9,169	45,455	54,624	9,666	2002	(C)	136,908
5005/5010 Wateridge Vista Drive San Diego, California			7,106	15,816	4,974	9,334	18,562	27,896	6,160	1999	(C)	172,778
10421 Pacific Center Court San Diego, California		(6)	2,926	7,979	19,009	2,926	26,988	29,914	4,550	1998	(A)	79,871
10243 Genetic Center Drive San Diego, California			4,632	19,549	(27)	4,632	19,522	24,154	4,615	2001	(C)	102,875
10390 Pacific Center Court San Diego, California			3,267	5,779	7,501	3,267	13,280	16,547	2,306	2001	(C)	68,400
10020 Pacific Mesa San Diego, California			8,007	52,189	14,798	8,007	66,987	74,994	1,125	2007	(C)	318,000
6055 Lusk Avenue San Diego, California		(7)	3,935	8,008	4,728	3,942	12,729	16,671	2,393	1997	(A)	93,000
7525 Torrey Santa Fe San Diego, California			2,348	28,035	3,826	2,348	31,861	34,209	577	2007	(C)	103,979
7535 Torrey Santa Fe San Diego, California			2,950	33,808	5,762	2,950	39,570	42,520	630	2007	(C)	130,243
7545 Torrey Santa Fe San Diego, California			2,950	33,708	7,699	2,950	41,407	44,357	560	2007	(C)	130,354
7555 Torrey Santa Fe San Diego, California			2,287	24,916	3,629	2,287	28,545	30,832	431	2007	(C)	101,236
6260 Sequence Drive San Diego, California		(7)	3,206	9,803	1,017	3,212	10,814	14,026	3,085	1997	(A)	130,536
6290/6310 Sequence Drive San Diego, California		(7)	5,344	12,295	265	5,348	12,556	17,904	3,941	1997	(A)	152,415
6340/6350 Sequence Drive San Diego, California		(6)	7,375	22,126	2,721	7,386	24,836	32,222	8,341	1998	(A)	199,000

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2007

	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation(1)	Date of Acquisition(A)/ Construction(C)(2)		Net Rentable Square Feet(3)
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
Pacific Corporate Center San Diego, California			(6)	14,979	39,634	(3,587)	12,052	38,974	51,026	12,762	1998	(A)	332,542
5717 Pacific Center San Diego, California				2,693	6,280	4,219	2,693	10,499	13,192	1,215	2001	(C)	67,995
4690 Executive Drive San Diego, California			(7)	1,623	7,926	1,788	1,623	9,714	11,337	2,909	1999	(A)	47,636
9455 Towne Center Drive San Diego, California			(7)		3,936	3,186	3,118	4,004	7,122	1,401	1998	(A)	45,195
9785/9791 Towne Center Drive San Diego, California			(7)	4,536	16,554	46	4,546	16,590	21,136	4,147	1999	(A)	126,000
5151-5155 Camino Ruiz Camarillo, California				4,501	19,710	5,020	4,501	24,730	29,231	8,116	1997	(A)	265,372
2829 Townsgate Road Thousand Oaks, California				5,248	8,001	3,201	5,248	11,202	16,450	4,068	1997	(A)	81,158

TOTAL OFFICE PROPERTIES		$286,349		$251,162	$1,196,866	$365,999	$267,074	$1,546,953	$1,814,027	$392,871			7,981,728

Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California	$			$132	$867	$3,105	$132	$3,972	$4,104	$3,591	1954	(C)	192,053
1000 E. Ball Road Anaheim, California				838	1,984	1,327	838	3,311	4,149	2,875	1956 1974	(C) (A)	100,000
1230 S. Lewis Road Anaheim, California				395	1,489	2,489	395	3,978	4,373	3,197	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California		35,500	(11)	2,098	4,158	405	2,098	4,563	6,661	1,449	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California		74,063	(12)	3,669	4,341	433	3,669	4,774	8,443	1,391	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California			(12)	3,335	3,727	233	3,335	3,960	7,295	1,192	1997	(A)	144,000
3250 E. Carpenter Avenue Anaheim, California			(11)			2,556		2,556	2,556	859	1998	(C)	41,225
3340 E. La Palma Avenue Anaheim, California			(11)	67	1,521	4,987	67	6,508	6,575	5,235	1966	(C)	153,320
5115 E. La Palma Avenue Anaheim, California			(12)	2,462	6,675	4,500	2,464	11,173	13,637	3,731	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California			(12)	1,728	3,555	940	1,728	4,495	6,223	1,451	1997	(A)	110,487
Anaheim Technology Center Anaheim, California			(12)	10,648	20,221	5,458	10,649	25,678	36,327	9,788	2000	(C)	597,147
La Palma Business Center Anaheim, California				2,838	5,285	3,889	2,838	9,174	12,012	3,130	1997	(A)	145,481
Brea Industrial Complex Brea, California			(11)	1,263	13,927	1,806	1,263	15,733	16,996	4,716	1997	(A)	277,456
Brea Industrial-Lambert Road Brea, California			(12)	3,326	7,020	1,937	3,326	8,957	12,283	3,517	2000	(C)	178,811
1675 MacArthur Costa Mesa, California			(12)	2,076	2,114	347	2,076	2,461	4,537	721	1997	(A)	50,842
25202 Towne Center Drive Foothill Ranch, California			(12)	3,334	8,243	4,702	4,949	11,330	16,279	5,273	1998	(C)	303,533
12400 Industry Street Garden Grove, California				943	2,110	242	943	2,352	3,295	668	1997	(A)	64,200
12681/12691 Pala Drive Garden Grove, California				471	2,115	2,888	471	5,003	5,474	4,760	1980	(A)	84,700

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2007

	Initial Cost			Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation(1)	Date of Acquisition(A)/ Construction(C)(2)		Net Rentable Square Feet(3)
Property Location	Encumbrances	Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
7421 Orangewood Avenue Garden Grove, California		612	3,967	1,731	612	5,698	6,310	1,782	1997	(A)	82,602
Garden Grove Industrial Complex Garden Grove, California		1,868	11,894	1,286	1,868	13,180	15,048	4,229	1997	(A)	275,971
17150 Von Karman Irvine, California		4,848	7,342	(333)	4,848	7,009	11,857	2,222	1997	(A)	157,458
2055 S.E. Main Street Irvine, California		772	2,343	186	772	2,529	3,301	818	1997	(A)	47,583
1951 E. Carnegie Santa Ana, California	(11)	1,830	3,630	1,381	1,844	4,997	6,841	1,893	1997	(A)	100,000
2525 Pullman Santa Ana, California		4,283	3,276	1,616	4,283	4,892	9,175	1,140	2002	(A)	103,380
14831 Franklin Avenue Tustin, California		1,112	1,065	330	1,113	1,394	2,507	594	1997	(A)	36,256
2911 Dow Avenue Tustin, California		1,124	2,408	662	1,124	3,070	4,194	839	1998	(A)	51,410

TOTAL INDUSTRIAL PROPERTIES	$109,563	$56,072	$125,277	$49,103	$57,705	$172,747	$230,452	$71,061			3,869,969

TOTAL ALL PROPERTIES	$395,912	$307,234	$1,322,143	$415,102	$324,779	$1,719,700	$2,044,479	$463,932			11,851,697

(1)	The cost of buildings and improvements are depreciated using the straight-line method of accounting over estimated useful lives generally ranging from 25 to 40 years for buildings and improvements, and the shorter of the lease term or useful life, generally ranging from one to 15 years, for tenant improvements.

(2)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(3)	Excludes 107,041 square feet in lease-up at 2240 Imperial Highway, El Segundo at December 31, 2007.

(4)	These costs represent infrastructure costs incurred in 1989.

(5)	These properties secure a $20.3 million mortgage note.

(6)	These properties secure a $78.1 million mortgage note.

(7)	These properties secure a $73.4 million mortgage note.

(8)	These properties secure a $77.2 million mortgage note.

(9)	These properties secure a $32.3 million mortgage note.

(10)	These properties secure a $5.1 million mortgage note.

(11)	These properties secure a $35.5 million line of credit.

(12)	These properties secure a $74.1 million mortgage note.

The aggregate gross cost of property included above for federal income tax purposes, approximated $2.0 billion as of December 31, 2007.

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2007

The following table reconciles the historical cost of the total investment in real estate, net from January 1, 2005 to December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Land, building and improvements, beginning of year	$1,777,110	$1,816,946	$1,769,318
Net additions during period—Acquisitions, improvements, etc. (net of dispositions)(1)	267,369	(39,836)	47,628

Land, building and improvements, end of year	2,044,479	1,777,110	1,816,946

Undeveloped land and construction in progress, beginning of year	263,651	137,025	93,912
Change in undeveloped land and construction in progress	60,426	126,626	43,113

Undeveloped land and construction in progress, end of year	324,077	263,651	137,025

Total investment in real estate, end of year	$2,368,556	$2,040,761	$1,953,971

(1)	Amount represents additions to land, building and improvements offset by transfers, dispositions and reclassifications of properties held for sale. During 2006, the Company removed one of its properties from service and transferred approximately $23 million into construction in progress. Additionally, the Company disposed of or classified as held for sale properties with a book basis totaling approximately $41 million.

The following table reconciles the accumulated depreciation from January 1, 2005 to December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Beginning of year	$443,807	$416,597	$372,656
Net additions during the period	61,143	59,038	56,139
Dispositions of operating properties	(41,018)	(12,632)	(12,198)
Other(1)		(19,196)

End of year	$463,932	$443,807	$416,597

(1)	Related to redevelopment buildings transferred to construction in progress during the year ended December 31, 2006.

EXHIBIT INDEX

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant (1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock (2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock (3)

3(i).4	Articles Supplementary of the Registrant designating 780,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (4)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock (6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock (7)

3(ii).1	Amended and Restated Bylaws of the Registrant (1)

3(ii).2	Amendment No. 1 to Amended and Restated Bylaws of the Registrant (36)

4.1	Form of Certificate for Common Stock of the Registrant (1)

4.2	Registration Rights Agreement dated January 31, 1997 (1)

4.3	Registration Rights Agreement dated February 6, 1998 (8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004 (2)

4.5	Registration Rights Agreement dated as of October 31, 1997 (9)

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

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010 (12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014 (12)

4.12†	Kilroy Realty 2006 Incentive Award Plan (29)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan (31)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan (35)

Exhibit Number	Description

4.15†	Form of Restricted Stock Award Agreement (30)

4.16

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012 (33)

4.17	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (33)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004 (2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004 (13)

10.3	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein (1)

10.4	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.5	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (1)

10.6†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (1)

10.7	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors (1)

10.8	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.9	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.11

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV (15)

10.12	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.13	First Amendment to Lease dated January 24 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.14	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.15	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.16	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.17	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach (15)

10.18	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates an the City of Long Beach (15)

Exhibit Number	Description

10.19	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P. (16)

10.20	Form of Environmental Indemnity Agreement (16)

10.21	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co. (17)

10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates (17)

10.23†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr. (1)

10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr. (1)

10.25	License Agreement by and among the Registrant and the other persons named therein (17)

10.26	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P. (18)

10.27	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.28	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates (19)

10.29	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P. (19)

10.30	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

10.31

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P. (20)

10.32

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P. (20)

10.33	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.34	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P. (19)

10.35	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P. (19)

10.36	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.37	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997 (21)

10.38	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997 (21)

10.39	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

Exhibit Number	Description

10.40	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997 (21)

10.41	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997 (21)

10.42	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997 (21)

10.43	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997 (21)

10.44	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997 (21)

10.45	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997 (21)

10.46	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens (22)

10.47

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P. (23)

10.48	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997 (24)

10.49	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.50	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America (26)

10.51	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004 (27)

10.52	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004 (27)

10.53	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006 (28)

10.54†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007 (32)

10.55†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007 (32)

10.56†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007 (32)

10.57	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (33)

10.58	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (33)

Exhibit Number	Description

10.59	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers Inc. (33)

10.60	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch (34)

10.61	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (34)

10.62	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers Inc. (34)

10.63†	Kilroy Realty Corporation 2007 Deferred Compensation Plan (37)

10.64†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007 (37)

10.65†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007 (37)

10.66†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007 (37)

10.67†	Kilroy Realty Corporation Stock Award Deferral Program (38)

10.68	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center (14)

10.69	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.70	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties (14)

10.71	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee (14)

10.72	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center (14)

10.73	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

10.74	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (14)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.

(28)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(29)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(30)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(31)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.

(32)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(33)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(34)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11 2007.

(35)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(36)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2007.

(37)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(38)	Previously filed as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.