Form 10-Q
period 2008-03-31
KILROY REALTY CORP
filed 2008-04-23
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 22, 2008, 32,728,312 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2008

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$324,779	$324,779
Buildings and improvements	1,733,794	1,719,700
Undeveloped land and construction in progress	347,699	324,077

Total real estate held for investment	2,406,272	2,368,556
Accumulated depreciation and amortization	(480,642)	(463,932)

Total real estate assets, net	1,925,630	1,904,624

CASH AND CASH EQUIVALENTS	4,881	11,732
RESTRICTED CASH	11	546
MARKETABLE SECURITIES (Note 8)	2,238	707
CURRENT RECEIVABLES, NET	4,724	4,891
DEFERRED RENT RECEIVABLES, NET	68,423	67,283
NOTES RECEIVABLE	10,938	10,970
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	53,335	54,418
DEFERRED FINANCING COSTS, NET	7,946	8,492
PREPAID EXPENSES AND OTHER ASSETS, NET	7,783	5,057

TOTAL ASSETS	$2,085,909	$2,068,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 2)	$394,983	$395,912
Exchangeable senior notes, net (Note 2)	456,320	456,090
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 2)	137,000	111,000
Accounts payable, accrued expenses and other liabilities	49,295	58,249
Accrued distributions (Note 12)	21,464	20,610
Deferred revenue and acquisition-related liabilities (Note 3)	72,573	59,187
Rents received in advance and tenant security deposits	20,699	18,433

Total liabilities	1,296,334	1,263,481

COMMITMENTS AND CONTINGENCIES (NOTE 7)

MINORITY INTERESTS (Note 4):
7.45% Series A cumulative redeemable preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	37,563	38,309

Total minority interests	111,201	111,947

STOCKHOLDERS’ EQUITY (Note 5):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
Series B junior participating preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D cumulative redeemable preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E cumulative redeemable preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F cumulative redeemable preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,731,835 and 32,765,893 shares issued and outstanding, respectively	327	328
Additional paid-in capital	653,101	658,894
Distributions in excess of earnings	(96,636)	(87,512)

Total stockholders’ equity	678,374	693,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,085,909	$2,068,720

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Rental income	$62,305	$54,433
Tenant reimbursements	8,193	5,896
Other property income	304	1,104

Total revenues	70,802	61,433

EXPENSES:
Property expenses	11,488	9,966
Real estate taxes	5,479	4,553
Provision for bad debts	455	(172)
Ground leases	395	403
General and administrative expenses	9,236	9,048
Interest expense	9,713	9,656
Depreciation and amortization	19,866	16,845

Total expenses	56,632	50,299

OTHER INCOME:
Interest and other investment income	157	619

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	14,327	11,753

MINORITY INTERESTS:
Distributions on cumulative redeemable preferred units	(1,397)	(1,397)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(664)	(513)

Total minority interests	(2,061)	(1,910)

INCOME FROM CONTINUING OPERATIONS	12,266	9,843
DISCONTINUED OPERATIONS (Note 10):
Revenues from discontinued operations		2,644
Expenses from discontinued operations		(1,603)
Net gain on dispositions of discontinued operations		8,626
Minority interest in earnings of Operating Partnership attributable to discontinued operations		(630)

Total income from discontinued operations		9,037

NET INCOME	12,266	18,880
PREFERRED DIVIDENDS	(2,402)	(2,402)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$9,864	$16,478

Income from continuing operations per common share—basic (Note 11)	$0.30	$0.23

Income from continuing operations per common share—diluted (Note 11)	$0.30	$0.23

Net income per common share—basic (Note 11)	$0.30	$0.51

Net income per common share—diluted (Note 11)	$0.30	$0.51

Weighted average shares outstanding—basic (Note 11)	32,456,614	32,348,690

Weighted average shares outstanding—diluted (Note 11)	32,554,927	32,484,954

Dividends declared per common share	$0.580	$0.555

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2007	$121,582	32,765,893	$328	$658,894	$(87,512)	$693,292
Net income					12,266	12,266
Repurchase of common stock (Note 5)		(216,436)	(3)	(10,632)		(10,635)
Issuance of nonvested shares of common stock (Note 6)		182,378	2	2,165		2,167
Non-cash amortization of nonvested share grants				2,533		2,533
Adjustment for minority interest				141		141
Preferred dividends					(2,402)	(2,402)
Dividends declared per common share ($0.58 per share)					(18,988)	(18,988)

BALANCE AT MARCH 31, 2008	$121,582	32,731,835	$327	$653,101	$(96,636)	$678,374

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,266	$18,880
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	19,671	17,026
Increase (decrease) in provision for uncollectible tenant receivables	280	(172)
Increase in provision for uncollectible deferred rent receivables	175
Distributions on cumulative redeemable preferred units	1,397	1,397
Minority interests in earnings of Operating Partnership	664	1,143
Depreciation of furniture, fixtures and equipment	195	211
Non-cash amortization of nonvested shares of common stock	3,490	3,474
Non-cash amortization of deferred financing costs and debt discount	803	352
Non-cash amortization of above/below market rents, net	(172)	(316)
Net gain on dispositions of operating properties		(8,626)
Non-cash amortization of deferred revenue related to tenant improvements (Note 3)	(1,832)	(641)
Other		(13)
Changes in assets and liabilities:
Marketable securities	(1,531)
Current receivables	(113)	(1,034)
Deferred rent receivables	(1,315)	(1,012)
Deferred leasing costs	(381)	(694)
Prepaid expenses and other assets	(2,927)	(2,031)
Accounts payable, accrued expenses and other liabilities	(2,248)	(312)
Deferred revenue	822	5,566
Rents received in advance and tenant security deposits	2,266	1,464

Net cash provided by operating activities	31,510	34,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(7,415)	(12,674)
Expenditures for development and redevelopment properties	(19,670)	(47,683)
Acquisition of redevelopment property and undeveloped land		(68,970)
Proceeds received from 1031 exchange completion		43,794
Net proceeds received from dispositions of operating properties		14,473
Decrease in escrow deposits		3,000
Decrease in restricted cash	535	494
Receipt of principal payments on note receivable	32	31

Net cash used in investing activities	(26,518)	(67,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on unsecured line of credit	26,000	55,000
Principal payments on secured debt	(3,710)	(3,968)
Repurchase of common stock (Note 5)	(10,635)	(2,631)
Financing costs	(299)	(110)
Dividends and distributions paid to common stockholders and common unitholders	(19,400)	(18,400)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,799)	(3,799)

Net cash (used in) provided by financing activities	(11,843)	26,092

Net decrease in cash and cash equivalents	(6,851)	(6,781)
Cash and cash equivalents, beginning of period	11,732	11,948

Cash and cash equivalents, end of period	$4,881	$5,167

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $4,151 and $4,597 at March 31, 2008 and 2007, respectively	$7,582	$11,353

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Tenant improvements funded directly by tenants to third-parties	$14,574

Accrual for expenditures for operating properties and development and redevelopment properties	$5,100	$23,241

Accrual of dividends and distributions payable to common stockholders and common unitholders	$20,254	$19,395

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Accrual of public facility bond obligation (Note 2)	$2,781

Exchange of common units of the Operating Partnership into shares of the Company’s common stock		$1,837

Accrued cost for capped call options on common stock		$25,000

Accrued costs for issuance of exchangeable senior notes		$810

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of March 31, 2008, the Company’s stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.1 million and 3.9 million rentable square feet, respectively. As of March 31, 2008, the Office Properties were approximately 94.8% leased to 306 tenants, and the Industrial Properties were approximately 94.8% leased to 63 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes development and redevelopment properties currently under construction and “lease-up” properties (collectively, the “in-process development and redevelopment properties”). The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of March 31, 2008, the in-process development and redevelopment properties included three buildings that were under construction and three lease-up properties, which will encompass an aggregate of approximately 611,000 rentable square feet of new office space. All of the in-process development and redevelopment properties are in the San Diego region of Southern California, except for one redevelopment property, which is in El Segundo, California.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 93.7% general partnership interest as of March 31, 2008. The remaining 6.3% common limited partnership interest in the Operating Partnership as of March 31, 2008, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 4). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company also consolidates all variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company had no VIEs at March 31, 2008 or December 31, 2007.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Company has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination

•	Long-lived assets measured at fair value due to an impairment assessment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

Effective January 1, 2008, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not currently have any derivative instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). These two new standards will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS 141(R) and SFAS 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. Management is currently evaluating the impact of these statements on the Company’s consolidated financial statements.

In August 2007, the FASB proposed FASB Staff Position APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“Proposed FSP APB 14-a”). Proposed FSP APB 14-a, if approved, would require the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. In March 2008, the FASB directed its staff to proceed to draft Proposed FSP APB 14-a for vote by written ballot. The Company believes that Proposed FSP APB 14-a, if approved, would

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impact the accounting for the Company’s 3.25% Exchangeable Senior Notes (the “Notes”) and would have a material impact on the Company’s consolidated financial statements and results of operations. The provisions of Proposed FSP APB 14-a, if approved, would be applied retrospectively to all periods presented.

2.    Unsecured and Secured Debt

Secured Debt

In February 2008, the City of Carlsbad issued public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels. Of the Company’s $3.5 million maximum obligation under the Bonds, $2.8 million was assessed to the Company and included in secured debt on the consolidated balance sheet at March 31, 2008 since the Company’s obligation was fixed and determinable. Principal and interest payments for the Bonds will be charged to the Company through the assessment of special property taxes.

Exchangeable Senior Notes

In March 2008, the exchange rate for the Notes was adjusted by 0.05% for the 4.5% increase in the Company’s dividend per common share approved by the Company’s Board of Directors in February 2008. This adjustment was made pursuant to the original terms of the Notes since the exchange rate for the Notes is subject to adjustment under certain circumstances, including increases in the Company’s common dividends. The Notes had an initial exchange rate of 11.3580 common shares per $1,000 principal amount of the Notes, which was equivalent to an exchange price of $88.04 per common share and a conversion premium of approximately 20.0% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007. The exchange rate was adjusted to 11.3636 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.00 per common share and a conversion premium of approximately 19.94% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007.

Unsecured Line of Credit

The Company has a $550 million unsecured line of credit (the “Credit Facility”), under which the Company may elect to borrow up to an additional $100 million under an increase option. As of March 31, 2008, the Company had borrowings of $137 million outstanding under the Credit Facility and availability of approximately $413 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (3.7% at March 31, 2008). The Credit Facility matures in April 2010 with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of the ratio of development activities to total assets. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at March 31, 2008.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three months ended March 31, 2008 and 2007. The interest and loan cost amortization are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Gross interest expense and loan cost amortization	$14,211	$14,413
Less: capitalized interest and loan cost amortization	(4,498)	(4,757)

Interest expense	$9,713	$9,656

3.    Deferred Revenue and Acquisition-Related Liabilities

Deferred revenue and acquisition-related liabilities consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$69,592	$55,779
Acquisition-related liabilities—below-market leases	1,622	1,801
Other deferred revenue	1,359	1,607

Total	$72,573	$59,187

Deferred revenue related to tenant-funded tenant improvements

During the three months ended March 31, 2008, the Company recorded an additional $15.6 million of deferred revenue related to tenant-funded tenant improvements. This amount primarily represents the cost of the tenant improvements paid for or reimbursed by the tenant in connection with three significant leases. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the respective properties.

During the three months ended March 31, 2008 and 2007, $1.8 million and $0.6 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at March 31, 2008 for the remainder of 2008, the next five years and thereafter:

Year	(in thousands)
Remaining 2008	$6,329
2009	9,264
2010	8,950
2011	8,503
2012	7,846
2013	7,405
Thereafter	21,295

Total	$69,592

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Minority Interests

Common Limited Partnership Unitholders

The Company owned a 93.7%, 93.7% and 93.5% common general partnership interest in the Operating Partnership as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. The remaining 6.3%, 6.3% and 6.5% common limited partnership interest as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units may be redeemed by unitholders for cash. The Company may, at its option, satisfy the cash redemption obligation with shares of the Company’s common stock. The redemption value for each common limited partnership unit of the Operating Partnership as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the New York Stock Exchange (“NYSE”) for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of March 31, 2008 and December 31, 2007, the aggregate redemption value of the then-outstanding common limited partnership units of the Operating Partnership was $107.3 million and $119.3 million, respectively.

5.    Stockholders’ Equity

Share Repurchases

During the three months ended March 31, 2008, the Company repurchased 159,657 shares of its common stock in open market transactions for an aggregate price of approximately $7.6 million, or $47.54 per share. These repurchases were made pursuant to a share repurchase program approved by the Company’s Board of Directors and were funded through borrowings on the Company’s Credit Facility. As of March 31, 2008, an aggregate of 1,067,843 shares remained eligible for repurchase under this share repurchase program.

During the three months ended March 31, 2008, the Company accepted the return, at the current quoted market price, of 56,779 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period.

6.    Share-Based Compensation

Share-Based Incentive Plan

At March 31, 2008, the Company had one share-based incentive compensation plan under which awards were available to be granted, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”). At March 31, 2008, there were 1,127,541 shares and share-based awards available to be granted under the 2006 Plan. The following summarizes the share-based compensation programs approved and the share-based awards granted during the three months ended March 31, 2008 as well as a summary of the 2007 program for the Executive Officers that was still in the performance period as of March 31, 2008.

Executive Officer Share-Based Compensation Programs

In January 2008, the Executive Compensation Committee approved the 2008 Annual Long-Term Incentive Program, which allows the executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2008. It is anticipated that such awards will be paid in nonvested shares or, if available and at the applicable employee’s option, in other equity-based instruments that, subject to vesting and other conditions, may become exchangeable on a

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one-for-one basis for shares of the Company’s common stock or cash, at the election of the Company. The Company anticipates that any nonvested shares or other equity-based instruments earned under this program would be issued during the first quarter of 2009. Individual awards earned under the 2008 Annual Long-Term Incentive Program would vest in two equal installments on December 31, 2009 and December 31, 2010. Vesting will be based on continued employment through the applicable vesting dates.

As of March 31, 2008, the Company was still in the performance period for the Development Performance Program (“DPP”), which was approved by the Company’s Executive Compensation Committee in 2007. The incentive award that may be earned under the DPP will be based on whether certain future specified development completion and leasing targets are achieved for development and redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. Performance is measured independently for the development completion and development leasing components of the DPP. If the development completion and development leasing targets are individually not achieved, no award would be earned under that component of the DPP. The Company currently estimates that any nonvested shares or other equity-based instruments that could potentially be earned under the development completion component of the DPP would be granted in the second half of 2008, and any nonvested shares or other equity-based instruments that could potentially be earned under the development leasing component of the DPP would be granted in the first half of 2009.

Key Employee Share-Based Compensation Program

In February 2008, the Executive Compensation Committee granted an aggregate of 82,303 nonvested shares of common stock to certain key employees. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $49.21 on the grant date of February 5, 2008. These shares vest in equal annual installments on December 31st of each year over a five-year period.

Summary of nonvested shares of common stock

A summary of the status of the Company’s nonvested shares as of January 1, 2008 and changes during the three months ended March 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	237,833	$80.35
Granted(1)	182,378	52.37
Vested	(46,736)	59.84

Nonvested at March 31, 2008	373,475	$69.03

(1)	Includes 100,075 nonvested shares awarded to the executive officers on December 31, 2007 under the 2007 Annual Long-Term Incentive Program, which were issued and outstanding on January 1, 2008.

The total compensation cost for all share-based compensation programs was $3.8 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. Of the total share-based compensation cost, $0.3 million and $0.2 million were capitalized as part of real estate assets for the three months ended March 31,

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 and 2007, respectively. As of March 31, 2008, there was approximately $16.2 million of total unrecognized compensation cost related to nonvested shares granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested shares had been recognized in periods prior to March 31, 2008. The $16.2 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2008 Annual Long-Term Incentive Program or the DPP discussed above since share-based awards have not been granted under these programs as of March 31, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs.

The total fair value of shares that vested during the three months ended March 31, 2008 was $2.3 million, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

7.    Commitments and Contingencies

In March 2008, a tenant at one of the Company’s Office Properties ceased paying rent and attempted to surrender the leased premises back to the Company prior to the end of the lease term. The Company refused to accept a surrender of the premises and has initiated legal action against this tenant for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a significant negative non-cash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant at March 31, 2008.

8.    Financial Instruments Recorded at Fair Value

The assets held in connection with the Company’s 2007 Deferred Compensation Plan (the “Plan”) and the corresponding liability to the participants are measured at fair value on a recurring basis on the Company’s consolidated balance sheet. The assets are treated as trading securities for accounting purposes and reported as marketable securities on the Company’s consolidated balance sheet. The liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant in the Plan and reported in accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheet.

Description	Fair Value Measurement at March 31, 2008 (Level I Inputs)(1)
(in thousands)
Assets:
Marketable Securities	$2,238
Liabilities:
Deferred Compensation Plan Liability	($2,236)

(1)	Based on quoted prices in active markets for identical securities.

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

The Company evaluates the performance of its segments based upon net operating income. Net operating income is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization and corporate general and administrative expenses. There is no intersegment activity.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Office Properties:
Operating revenues(1)	$62,475	$53,778
Property and related expenses	16,203	13,462

Net operating income	46,272	40,316

Industrial Properties:
Operating revenues(1)	8,327	7,655
Property and related expenses	1,614	1,288

Net operating income	6,713	6,367

Total Reportable Segments:
Operating revenues(1)	70,802	61,433
Property and related expenses	17,817	14,750

Net operating income	52,985	46,683

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income for reportable segments	$52,985	$46,683
Other unallocated expenses:
General and administrative expenses	9,236	9,048
Interest expense	9,713	9,656
Depreciation and amortization	19,866	16,845
Other income	157	619

Income from continuing operations before minority interests	14,327	11,753
Minority interests attributable to continuing operations	(2,061)	(1,910)
Income from discontinued operations	—	9,037

Net income	12,266	18,880
Preferred dividends	(2,402)	(2,402)

Net income available for common stockholders	$9,864	$16,478

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the three months ended March 31, 2007. There were no revenues or expenses from discontinued operations for the three months ended March 31, 2008.

Three Months Ended March 31, 2007
(in thousands)
REVENUES:
Rental income	$1,977
Tenant reimbursements	665
Other property income	2

Total revenues	2,644

EXPENSES:
Property expenses	907
Real estate taxes	191
Provision for bad debts	—
Ground leases	113
Depreciation and amortization	392

Total expenses	1,603

Net gain on dispositions of discontinued operations	8,626
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(630)

Total income from discontinued operations	$9,037

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands except share and per share amounts)
Numerator:
Income from continuing operations	$12,266	$9,843
Preferred dividends	(2,402)	(2,402)

Income from continuing operations available for common stockholders	9,864	7,441
Discontinued operations	—	9,037

Net income available for common stockholders—numerator for basic and diluted earnings per share	$9,864	$16,478

Denominator:
Basic weighted average shares outstanding	32,456,614	32,348,690
Effect of dilutive securities—nonvested shares and stock options	98,313	136,264

Diluted weighted average shares and common share equivalents outstanding	32,554,927	32,484,954

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.30	$0.23
Discontinued operations	—	0.28

Net income available for common stockholders	$0.30	$0.51

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.30	$0.23
Discontinued operations	—	0.28

Net income available for common stockholders	$0.30	$0.51

At March 31, 2008 and 2007, the effect of 61,541 and 56,074 nonvested shares of common stock, respectively, were not included in the earnings per share calculation as their effect was antidilutive to income from continuing operations available for common stockholders. At March 31, 2008, the effect of the assumed exchange of the Notes was not included in the earnings per share calculation as its effect was antidilutive to income from continuing operations available for common stockholders. At March 31, 2008 and 2007, the Company’s employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to income from continuing operations available for common stockholders.

12.    Subsequent Events

On April 18, 2008, aggregate dividends and distributions of $20.3 million were made to common stockholders and common unitholders of record on March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials resulting from the effects of increased worldwide demand, increased labor costs, future interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the potential circumstances or events expressed or implied by the forward-looking statements in this report might not occur.

Overview and Background

We own, operate and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and we conduct substantially all of our operations through the Operating Partnership. We owned a 93.7%, 93.7% and 93.5% general partnership interest in the Operating Partnership as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Factors That May Influence Future Results of Operations

Rental rates.    For leases that commenced during the three months ended March 31, 2008, the change in rental rate was an increase of 49.3% on a GAAP basis and an increase of 28.6% on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that at March 31, 2008 the average rental rates for our properties were approximately 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that region. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. Our occupancy and rental rates are impacted by general economic conditions, including the pace of regional economic growth and access to capital. An extended economic slowdown and tightening of the credit markets could have an adverse affect on our tenants and, as a result, on our future occupancy and rental rates.

Scheduled lease expirations.    In addition to the 619,300 rentable square feet, or 5.2%, of currently available space in our stabilized portfolio, leases representing approximately 7.5% and 17.6% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2008 and in 2009, respectively. The leases scheduled to expire during the remainder of 2008 and the leases scheduled to expire in 2009 represent approximately 1.7 million rentable square feet of office space, or 16.5% of our total annualized base rental revenue, and 1.2 million rentable square feet of industrial space, or 3.5% of our total annualized base rental revenue, respectively. We believe that the average rental rates for leases scheduled to expire during the remainder of 2008 and in 2009 are approximately 10% to 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located.

Sublease space.    Of our leased space as of March 31, 2008, approximately 504,000 rentable square feet, or 4.2%, of the rentable square footage in our stabilized portfolio, was available for sublease, compared to approximately 608,100 rentable square feet, or 5.1%, as of December 31, 2007. Of the 4.2% of available sublease space in our stabilized portfolio as of March 31, 2008, approximately 1.7% was vacant space, and the remaining 2.5% was occupied. Approximately 39%, 38% and 23% of the available sublease space as of March 31, 2008 is located in the Orange County, San Diego and Los Angeles regions, respectively. Of the approximately 504,000 rentable square feet available for sublease as of March 31, 2008, approximately 82,000 rentable square feet representing five leases are scheduled to expire during the remainder of 2008, and approximately 7,401 rentable square feet representing two leases are scheduled to expire in 2009.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our regions could have an adverse effect on our future financial condition, results of operations and cash flows.

Rising Construction Costs.    As a result of increased worldwide demand, the availability of construction materials has become more limited, and the cost of such materials has increased significantly. However, the cost of skilled labor is moderating. A continued increase in the cost of construction materials, driven primarily by the volatility of the prices of underlying raw materials such as oil, cement and steel, and labor costs could adversely affect our expenditures for development and redevelopment costs and, consequently, our financial condition, results of operations and cash flows.

City of San Diego.    Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates and (iv) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date of this report, we have not experienced any material adverse effects arising from these factors.

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

In the first quarter of 2008, our Executive Compensation Committee approved the 2008 Annual Bonus Program and the 2008 Annual Long-Term Incentive Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures. The provisions of the 2008 programs were reported on Form 8-K filed with the SEC on January 31, 2008. As a result of the structure of these programs and other such programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense will be affected by our operating and development performance, financial results, the performance of our common stock and market conditions. Consequently, we cannot predict with certainty the amounts that will be recorded in future periods related to compensation programs.

Share-Based Compensation.    As of March 31, 2008, there was $16.2 million of total unrecognized compensation cost related to outstanding nonvested shares issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. The $16.2 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2007 Development Performance Program or the 2008 Annual Long-Term Incentive Program since any share-based awards have not been granted under these programs as of March 31, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs. (See Note 6 to our consolidated financial statements included with this report for additional information).

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of March 31, 2008, based upon annualized rental revenues at March 31, 2008.

Tenant Name	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Intuit Inc.	$17,421	7.3%	November 1997	Various	(3)
Cardinal Health, Inc.	9,256	3.9	July 2007	August 2017
AMN Healthcare	8,341	3.5	July 2003	July 2018
DIRECTV Group, Inc.	8,037	3.4	November 1996	July 2014
The Boeing Company	6,593	2.8	August 1984	Various	(4)
Fish & Richardson	6,071	2.5	October 2003	October 2018
Favrille, Inc.	5,588	2.3	November 2005	June 2025
Scripps Health(5)	5,199	2.2	July 2004	June 2021
Accredited Home Lenders, Inc.	5,164	2.2	December 2005	May 2016
Verenium Corporation	5,158	2.2	November 2000	Various	(6)
Hewlett-Packard Company	4,348	1.8	October 1999	April 2012
Epson America, Inc.	4,161	1.7	October 1999	October 2009
Fair Isaac Corporation	4,006	1.7	August 2003	July 2010
Avnet, Inc.	3,768	1.6	March 2003	February 2013
TeleTech Holdings, Inc.	3,518	1.5	April 2001	March 2016

Total	$96,629	40.6%

(1)	Based upon annualized contractual base rental revenue calculated on a straight-line basis as of March 31, 2008, in accordance with GAAP.
(2)	Represents the date of the first relationship between the tenant and us or our predecessor.
(3)	The Intuit leases of 71,000, 90,238 and 465,812 rentable square feet expire in August 2009, July 2014 and August 2017, respectively.
(4)	The Boeing Company leases of 113,242, 286,151 and 65,447 rentable square feet expire in March 2009, July 2010 and October 2010, respectively.
(5)	In addition, Scripps Health has pre-leased an office building encompassing 146,156 rentable square feet at one of our development properties. The lease is expected to commence in the third quarter of 2008, at which time Scripps Health is currently projected to become our second largest tenant based on its percentage of our projected total annualized base rental revenues.
(6)	The Verenium Corporation leases of 76,246 and 60,662 rentable square feet expire in November 2015 and March 2017, respectively.

Stabilized Portfolio Information

Building and Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio at March 31, 2008, which was comprised of the Office Properties and the Industrial Properties. Our stabilized portfolio of operating properties consists of all our properties, except for properties we recently developed or redeveloped that have not yet reached 95.0% occupancy and are within one year following cessation of major construction activity (“lease-up” properties), properties classified as held for sale and properties currently under construction.

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles County	24	2,899,075	96.3%
Orange County	5	277,340	92.4
San Diego County	52	4,565,824	93.7
Other	5	346,530	99.6

	86	8,088,769	94.8

Industrial Properties:
Los Angeles County	1	192,053	100.0
Orange County	42	3,677,916	94.6

	43	3,869,969	94.8

Total portfolio	129	11,958,738	94.8%

As of March 31, 2008, Office Properties and Industrial Properties represented approximately 88.1% and 11.9%, respectively, of our annualized base rental revenue. For the three months ended March 31, 2008, average occupancy in our stabilized portfolio was 94.5% compared to 94.2% for the three months ended March 31, 2007. As of March 31, 2008, we had approximately 619,300 rentable square feet of vacant space in our stabilized portfolio compared to approximately 699,100 rentable square feet as of March 31, 2007.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2007 to March 31, 2008. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.3 million rentable square feet, or 2.2%, to 12.0 million rentable square feet at March 31, 2008, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at March 31, 2007	84	7,835,040	43	3,869,969	127	11,705,009
Properties added from the Development Portfolio	5	783,812			5	783,812
Dispositions(1)	(3)	(532,430)			(3)	(532,430)
Remeasurement		2,347				2,347

Total at March 31, 2008	86	8,088,769	43	3,869,969	129	11,958,738

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Current Regional Information

Los Angeles County.    Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 96.3% occupied with approximately 108,500 vacant rentable square feet as of March 31, 2008, compared to 96.1% occupied with approximately 112,100 vacant rentable square feet as of December 31, 2007. As of March 31, 2008, leases representing an aggregate of approximately 104,800 and 604,800 rentable square feet are scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 24.3% of the total occupied rentable square feet in this region at March 31, 2008 and 7.9% of our annualized base rental revenues for our total stabilized portfolio.

San Diego County.    Our San Diego stabilized office portfolio was 93.7% occupied with approximately 287,700 vacant rentable square feet as of March 31, 2008, compared to 91.4% occupied with approximately 393,400 vacant rentable square feet as of December 31, 2007. The increase in occupancy primarily relates to a lease representing approximately 90,000 rentable square feet which commenced during the first quarter of 2008. Despite increased occupancy in our portfolio, we are beginning to see modest increases in vacancy in certain San Diego submarkets. As of March 31, 2008, leases representing an aggregate of approximately 216,000 and 508,600 rentable square feet are scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 17.0% of the total occupied rentable square feet in this region at March 31, 2008 and 6.7% of our annualized base rental revenues for our total stabilized portfolio. We continue development and redevelopment of office properties in San Diego County and we will continue to seek economically attractive development opportunities in this region depending upon market conditions. See additional information regarding our development and redevelopment properties under the caption “—Development and Redevelopment programs.”

Orange County.    As of March 31, 2008, our Orange County stabilized industrial portfolio was 94.6% occupied with approximately 200,400 vacant rentable square feet, compared to 94.4% occupied with approximately 207,000 vacant rentable square feet as of December 31, 2007. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 92.4% occupied with approximately 21,100 vacant rentable square feet as of March 31, 2008, compared to 99.1% occupied with approximately 2,600 vacant rentable square feet as of December 31, 2007. As of March 31, 2008, leases representing an aggregate of approximately 499,600 and 843,700 rentable square feet were scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 36.6% of the total occupied rentable square feet in this region at March 31, 2008 and 5.2% of the annualized base rental revenues for our total stabilized portfolio.

Results of Operations

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

Comparison of the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following table reconciles our net operating income by segment to our net income available for common stockholders for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2008	2007
		(in thousands)
Net operating income, as defined:
Office Properties	$46,272	$40,316	$5,956	14.8%
Industrial Properties	6,713	6,367	346	5.4

Total portfolio	52,985	46,683	6,302	13.5

Reconciliation to Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	52,985	46,683	6,302	13.5
Other expenses:
General and administrative expenses	9,236	9,048	188	2.1
Interest expense	9,713	9,656	57	0.6
Depreciation and amortization	19,866	16,845	3,021	17.9
Total other income	157	619	(462)	(74.6)

Income from continuing operations before minority interests	14,327	11,753	2,574	21.9
Minority interests attributable to continuing operations	(2,061)	(1,910)	(151)	7.9
Income from discontinued operations	—	9,037	(9,037)	(100.0)

Net income	12,266	18,880	(6,614)	(35.0)
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$9,864	$16,478	$(6,614)	(40.1)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2008 and 2007.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	(in thousands, except percentage data)
Operating revenues:
Rental income	$54,990	$47,667	$7,323	15.4%	$48,364	$47,557	$807	1.7%
Tenant reimbursements	7,186	5,013	2,173	43.3	5,691	5,001	690	13.8
Other property income	299	1,098	(799)	(72.8)	298	1,098	(800)	(72.9)

Total	62,475	53,778	8,697	16.2	54,353	53,656	697	1.3

Property and related expenses:
Property expenses	10,606	9,300	1,306	14.0	10,220	9,294	926	10.0
Real estate taxes	4,787	3,886	901	23.2	3,984	3,878	106	2.7
Provision for bad debts	415	(127)	542	426.8	415	(127)	542	426.8
Ground leases	395	403	(8)	(2.0)	394	402	(8)	(2.0)

Total	16,203	13,462	2,741	20.4	15,013	13,447	1,566	11.6

Net operating income	$46,272	$40,316	$5,956	14.8%	$39,340	$40,209	$(869)	(2.2)%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at March 31, 2008.

Operating Revenues

Total revenues from Office Properties increased $8.7 million, or 16.2%, to $62.5 million for the three months ended March 31, 2008, compared to $53.8 million for the three months ended March 31, 2007.

Rental Income

Rental income from Office Properties increased $7.3 million, or 15.4%, to $55.0 million for the three months ended March 31, 2008, compared to $47.7 million for the three months ended March 31, 2007.

•	Of this increase, $6.5 million was due to the following:

•

An increase of $5.9 million in rental income generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007 (the “2007 Office Development Properties”); and

•

An increase of $0.6 million in rental income generated by one property that was taken out of service in June 2006 and placed into lease-up in the third quarter of 2007 and a project consisting of two buildings that was acquired in the first quarter of 2007 and placed into lease-up in the fourth quarter of 2007 (the “2007 Office Redevelopment Properties”).

•

An increase of $0.8 million, or 1.7%, was generated by Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at March 31, 2008 (the “Core Office Portfolio”) for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due to the following:

•	An increase of $0.3 million generated in rental income primarily from our Los Angeles Core Office Portfolio partially offset by a decrease in rental income from our San Diego Core Office Portfolio.

•	Average occupancy increased 3.5% in the Los Angeles Core Office Portfolio to 96.2% for the three months ended March 31, 2008, from 92.7% for the three months ended March 31, 2007; and

•	Average occupancy decreased 6.7% in the San Diego Core Office Portfolio to 91.2% for the three months ended March 31, 2008, from 97.9% for the three months ended March 31, 2007.

•	An increase of $0.5 million was generated from the amortization of deferred revenue related to tenant-funded tenant improvements.

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $2.2 million, or 43.3%, to $7.2 million for the three months ended March 31, 2008, compared to $5.0 million for the three months ended March 31, 2007, due to the following:

•

An increase of $1.5 million was due to $1.1 million generated by the 2007 Office Development Properties, which were added to the stabilized portfolio and $0.4 million generated by the 2007 Office Redevelopment Properties, which were placed into lease-up; and

•	An increase of $0.7 million, or 13.8%, was generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below.

Other Property Income

Other property income from Office Properties decreased $0.8 million, or 72.8%, to $0.3 million for the three months ended March 31, 2008, compared to $1.1 million for the three months ended March 31, 2007. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio. A $1.1 million net lease termination fee from an early lease termination at one of our Office Properties in San Diego was included in Other property income for the three months ended March 31, 2007.

Property and Related Expenses

Total expenses from Office Properties increased $2.7 million, or 20.4%, to $16.2 million for the three months ended March 31, 2008, compared to $13.5 million for the three months ended March 31, 2007.

Property Expenses

Property expenses from Office Properties increased $1.3 million, or 14.0%, to $10.6 million for the three months ended March 31, 2008, compared to $9.3 million for the three months ended March 31, 2007, due to the following:

•

An increase of $0.9 million, or 10.0%, was generated by the Core Office Portfolio. This increase was primarily attributable to general increases in certain operating costs such as property management costs of $0.5 million, repairs and maintenance costs of $0.2 million, and janitorial and other service-related costs of $0.2 million.

•

An increase of $0.4 million was attributable to $0.2 million generated by the 2007 Office Development Properties, which were added to the stabilized portfolio and $0.2 million generated by the 2007 Office Redevelopment Properties, which were placed into lease-up.

Real Estate Taxes

Real estate taxes from Office Properties increased $0.9 million, or 23.2%, to $4.8 million for the three months ended March 31, 2008, compared to $3.9 million for the three months ended March 31, 2007, due to the following:

•	An increase of $0.7 million was attributable to the 2007 Office Development Properties, which were added to the stabilized portfolio.

•	An increase of $0.2 million was attributable to the Core Office Portfolio and 2007 Office Redevelopment Properties, which were placed into lease-up.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $0.5 million, or 426.8%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to changes in our estimates of collectibility of receivables from certain watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

As a result of the items discussed above, net operating income from Office Properties increased $6.0 million, or 14.8%, to $46.3 million for the three months ended March 31, 2008, compared to $40.3 million for the three months ended March 31, 2007, due to the following:

•	An increase of $6.1 million was generated 2007 Office Development Properties; and

•	An increase of $0.8 million was generated by 2007 Office Redevelopment Properties.

These increases were partially offset by a $0.9 million decrease attributable to the Core Office Portfolio.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	(in thousands, except percentage data)
Operating revenues:
Rental income	$7,315	$6,766	$549	8.1%	$7,315	$6,766	$549	8.1%
Tenant reimbursements	1,007	883	124	14.0	1,007	855	152	17.8
Other property income	5	6	(1)	(16.7)	5	6	(1)	(16.7)

Total	8,327	7,655	672	8.8	8,327	7,627	700	9.2

Property and related expenses:
Property expenses	882	666	216	32.4	875	687	188	27.4
Real estate taxes	692	667	25	3.7	692	667	25	3.7
Provision for bad debts	40	(45)	85	188.9	40	(45)	85	188.9

Total	1,614	1,288	326	25.3	1,607	1,309	298	22.8

Net operating income	$6,713	$6,367	$346	5.4%	$6,720	$6,318	$402	6.4%

(1)	Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized at March 31, 2008.

Operating Revenues

Total revenues from Industrial Properties increased $0.7 million, or 8.8%, to $8.3 million for the three months ended March 31, 2008, compared to $7.6 million for the three months ended March 31, 2007.

Rental Income

Rental income from Industrial Properties increased $0.5 million, or 8.1%, to $7.3 million for the three months ended March 31, 2008, compared to $6.8 million for the three months ended March 31, 2007 due to the Core Industrial Portfolio. Average occupancy in the Core Industrial Portfolio increased 2.9% to 94.7% for the three months ended March 31, 2008, compared to 91.8% for the three months ended March 31, 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.1 million, or 14.0%, to $1.0 million for the three months ended March 31, 2008, compared to $0.9 million for the three months ended March 31, 2007. The increase in tenant reimbursements was primarily attributable to an increase in reimbursable property expenses due to the increase in occupancy in the Core Industrial Portfolio.

Property and Related Expenses

Total expenses from Industrial Properties increased $0.3 million, or 25.3%, to $1.6 million for the three months ended March 31, 2008, compared to $1.3 million for the three months ended March 31, 2007.

Property Expenses

Property expenses from Industrial Properties increased $0.2 million, or 32.4%, to $0.9 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007, primarily due to an increase in repairs and maintenance expenditures and an increase in other property expenses due to an increase in occupancy in the Core Industrial Portfolio.

Provision for Bad Debts

The provision for bad debts for Industrial Properties increased by $0.1 million, or 188.9%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to changes in our estimates of the collectibility of receivables from certain watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net operating income from Industrial Properties increased $0.3 million, or 5.4%, to $6.7 million for the three months ended March 31, 2008, compared to $6.4 million for the three months ended March 31, 2007, primarily due to an increase in occupancy in the Core Industrial Portfolio as discussed above.

Other Income and Expenses

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Gross interest expense and loan cost amortization	$14,211	$14,413	$(202)	1.4%
Less: capitalized interest and loan cost amortization	(4,498)	(4,757)	259	5.4%

Interest expense	$9,713	$9,656	$57	0.6%

The $0.2 million decrease in gross interest and loan fee expense before the effect of capitalized interest and loan for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to:

•	A decrease in our weighted-average interest rate from 6.33% for the three months ended March 31, 2007 to 4.98% for the three months ended March 31, 2008;

•

This decrease was largely offset by an increase in our average debt balance associated with our development activities and the repurchase of shares of our common stock during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The $0.2 million decrease in total capitalized interest and loan fees for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to:

•	A decrease in our weighted-average interest rate from 6.33% for the three months ended March 31, 2007 to 4.98% for the three months ended March 31, 2008;

•	This decrease was largely offset by higher average balances eligible for capitalization during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.0 million, or 17.9%, to $19.9 million for the three months ended March 31, 2008 compared to $16.9 million for the three months ended March 31, 2007. This increase was primarily attributable to:

•	A $2.2 million increase from the 2007 Office Development Properties, which were added to the stabilized portfolio;

•	A $0.5 million increase from the Core Office Portfolio; and

•	A $0.3 million increase from the 2007 Office Redevelopment Properties, which were placed into lease-up.

Other Income

Total other income decreased approximately $0.5 million, or 74.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily attributable to:

•

A $0.2 million decrease due to interest earned in January 2007 on the funds held at a qualified intermediary for an exchange of real property pursuant to Section 1031 of the Internal Revenue Code (a “Section 1031 Exchange”). In January 2007, we used these funds to partially fund two acquisitions to complete a Section 1031 Exchange.

•	A $0.3 million decrease largely due to lower cash balances and interest rates during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Lease Information

Lease Expirations by Segment Type

Year of Lease Expiration	Number of Expiring Leases(1)	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)(2)	Percentage of Leased Square Feet Represented by Expiring Leases(3)	Annualized Base Rental Revenue Under Expiring Leases (000s)(4)
Office Properties:
Remaining 2008(3)	41	420,235	5.5%	$9,029
2009	76	1,235,276	16.3	29,304
2010	71	1,193,026	15.7	31,218
2011	53	521,727	6.9	10,650
2012	39	530,065	7.0	14,719
2013	23	456,837	6.0	10,227

Total Office	303	4,357,166	57.4	105,147

Industrial Properties:
Remaining 2008(3)	6	425,049	11.8	3,596
2009	14	731,502	20.3	4,609
2010	15	413,485	11.5	3,250
2011	11	414,402	11.5	3,218
2012	10	591,672	16.4	4,112
2013	2	117,144	3.2	1,064

Total Industrial	58	2,693,254	74.7	19,849

Total	361	7,050,420	62.9%	$124,996

(1)	Includes tenants only. Excludes leases for parking and month-to-month tenants. Some tenants have multiple leases.
(2)	Excludes space leased under month-to-month leases and vacant space at March 31, 2008.
(3)	Based on total leased square footage for the respective stabilized portfolios as of March 31, 2008.
(4)	Determined based upon aggregate base rental revenue to be received over the lease term divided by the lease term in months multiplied by 12, including all leases executed on or before March 31, 2008.

Leasing Activity by Segment Type

For the Three Months Ended March 31, 2008

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	7	10	106,842	41,890	65.7%	47.0%	76.8%	66
Industrial Properties	3	3	164,727	62,410	27.0	5.4	28.0	56

Total portfolio	10	13	271,569	104,300	49.3%	28.6%	37.3%	60

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants at lease expiration.

Development and Redevelopment Programs

We believe that a significant portion of our potential growth over the next several years will continue to come from our development pipeline. We continue to seek and obtain development opportunities throughout Southern California and specifically in our core markets. We have made significant progress in expanding our development program through targeted acquisitions of redevelopment opportunities and undeveloped land.

In February 2008, we signed two lease agreements with Bridgepoint Education, Inc. (“Bridgepoint”) totaling approximately 289,700 rentable square feet. Commencing in stages in the third quarter of 2008, Bridgepoint will lease 100% of the approximately 147,500 rentable square feet at Kilroy Sabre Springs Phase III, which is currently under construction. In the third quarter of 2009, Bridgepoint will expand its occupancy at 13500 Evening Creek Drive from approximately 119,800 rentable square feet at March 31, 2008 to approximately 142,200 rentable square feet. Both leases are scheduled to expire in June 2018. Bridgepoint is currently projected to become our second largest tenant in the third quarter of 2009, based on its percentage of our projected total annualized base rental revenues.

The following table sets forth certain information regarding our office development properties in-process as of March 31, 2008.

Development Properties

Property Name / Submarket / City	Actual/ Estimated Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Total Estimated Investment(2)(3)	Total Costs as of March 31, 2008(3)(4)	Percentage Leased
			($ in millions)
Property In Lease-up
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	$21.8	$15.4	0%
Properties Under Construction
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	147,533	64.5	47.7	100	%(5)
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	50.6	45.0	100	%(6)
Sorrento Gateway-Lot 1(7) Sorrento Mesa San Diego, CA	4th Qtr 2008	4th Qtr 2009	50,925	22.5	9.3	0%

Total			400,114	$159.4	$117.4	73%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at March 31, 2008.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of March 31, 2008.
(5)	This building was leased to Bridgepoint in February 2008. See additional information regarding Bridgepoint above.
(6)	This building was leased to Scripps Health in July 2006.
(7)	We are developing this property for medical office use.

We believe that another possible source of potential growth over the next several years is redevelopment opportunities within our existing portfolio or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land for development.

The following table sets forth certain information regarding our office redevelopment properties in lease-up as of March 31, 2008.

Redevelopment Properties

Property Name / Submarket / City	Actual Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs	Total Estimated Investment(3)	Total Costs as of March 31, 2008(3)(4)	Percent Leased
				($ in millions)
Properties In Lease-up
2240 E. Imperial Highway Kilroy Airport Center El Segundo, CA	3rd Qtr 2007	3rd Qtr 2008	107,041	$5.0	$16.4	$21.4	$18.1	77%
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	103,900	24.7	10.4	35.1	30.2	19%

Total			210,941	$29.7	$26.8	$56.5	$48.3	49%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of March 31, 2008, including the existing investment at commencement of redevelopment. See footnote (2) above.

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

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and maintenance-related capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Credit Facility, proceeds received from our property disposition program, construction loans and the public or private issuance of debt or equity securities. As of March 31, 2008, our total debt as a percentage of total market capitalization was 37.2%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 43.8%.

As of March 31, 2008, we had borrowings of $137 million outstanding under the Credit Facility and availability of approximately $413 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing (3.70% at March 31, 2008). We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

One of our fixed-rate mortgage notes payable has a principal balance of $73.0 million and is scheduled to mature in August 2008. We are currently evaluating potential sources of refinancing, including the borrowing of up to $73.0 million from the Credit Facility to repay this loan.

During the three months ended March 31, 2008, we repurchased 159,657 shares of our common stock in open market transactions for an aggregate price of approximately $7.6 million, or $47.54 per share. These repurchases were made pursuant to a share repurchase program approved by our Board of Directors and were funded through borrowings on our Credit Facility. As of March 31, 2008, an aggregate of 1,067,843 shares remained eligible for repurchase under this share repurchase program. We may opt to repurchase additional shares of our common stock in the future depending upon market conditions.

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth, a limit of the ratio of development activities to total assets and a maximum ratio of dividend payments to FFO. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at March 31, 2008.

Debt Composition

The composition of our aggregate debt balances at March 31, 2008 and December 31, 2007 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Secured vs. unsecured:
Secured	34.8%	35.6%	5.7%	5.9%
Unsecured	65.2	64.4	3.9	4.2
Fixed rate vs. variable rate:
Fixed rate	84.8	86.8	4.7	4.7
Variable rate	15.2	13.2	3.6	5.9
Total debt/interest rate			4.5	4.8
Total debt/interest rate including loan costs			4.9	5.2

The following is our total capitalization at March 31, 2008:

	Shares/Units at March 31, 2008	Aggregate Principal Amount or $ Value Equivalent	% of Total Capitalization
	($ in thousands)
Debt:
Secured debt		$394,983	12.9%
Exchangeable senior notes(1)		460,000	15.1
Unsecured senior notes		144,000	4.7
Credit Facility		137,000	4.5

Total debt		$1,135,983	37.2

Equity:
7.450% Series A cumulative redeemable preferred units(2)	1,500,000	$75,000	2.5
7.800% Series E cumulative redeemable preferred stock(3)	1,610,000	40,250	1.3
7.500% Series F cumulative redeemable preferred stock(3)	3,450,000	86,250	2.8
Common limited partnership units outstanding(4)	2,189,325	107,518	3.5
Common shares outstanding(4)	32,731,835	1,607,460	52.7

Total equity		$1,916,478	62.8

Total Capitalization		$3,052,461	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.7 million at March 31, 2008.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on the closing price per share of our common stock of $49.11 at March 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008 and as of the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for our future development, redevelopment, acquisitions, share repurchases and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from our dispositions. The following is a summary of the sources and uses of cash for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$31,510	$34,662	$(3,152)	(9.1)%
Net cash used in investing activities	(26,518)	(67,535)	41,017	(60.7)
Net cash (used in) provided by financing activities	(11,843)	26,092	(37,935)	(145.4)

Operating Activities

Our net cash provided by operating activities decreased by $3.2 million, or 9.1%, to $31.5 million for the three months ended March 31, 2008 compared to $34.7 million for the three months ended March 31, 2007.

•	A $9.0 million decrease in cash provided by operating activities was primarily attributable to the following:

•

An approximate $5.3 million decrease in cash received from tenants for reimbursement of tenant-funded tenant improvements during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

•	An approximate $3.6 million increase in cash incentive compensation paid during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

•	This $9.0 million decrease was partially offset by increases in cash provided by operating activities primarily attributable to the following:

•

An approximate $3.8 million decrease in cash paid for interest (net of capitalized interest, which is included in investing activities) during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease is due primarily to a change in the composition of the Company’s debt structure as a result of the issuance of the Notes in April 2007 and the corresponding impact of the timing of interest payments.

•	An approximate $2.0 million increase in cash flow from property operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Investing Activities

Net cash used in investing activities decreased by $41.0 million, or 60.7%, to $26.5 million for the three months ended March 31, 2008, compared to $67.5 million for the three months ended March 31, 2007. The change was primarily attributable to the following:

•	A decrease in development expenditures of $28.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

•	A decrease in expenditures for operating properties of $5.3 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

•

A decrease of $7.7 million in net expenditures for acquisitions for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. During the three months ended March 31, 2007, we had three acquisitions for an aggregate purchase price of $69.0 million and net proceeds received from property dispositions of $61.3 million, resulting in $7.7 million of net acquisition expenditures. We did not acquire or dispose of any properties or undeveloped land during the three months ended March 31, 2008.

Financing Activities

Net cash used in financing activities fluctuated by $37.9 million, or 145.4%, to $11.8 million for the three months ended March 31, 2008, compared to $26.1 million provided by financing activities for the three months ended March 31, 2007. The change was primarily attributable to the following:

•

We used approximately $7.6 million to repurchase 159,657 shares of our common stock pursuant to a share repurchase program approved by our Board of Directors during the three months ended March 31, 2008. We did not repurchase any shares under this program during the three months ended March 31, 2007. (See Note 5 to our consolidated financial statements included with this report for additional information).

•

We borrowed $29.0 million less under our Credit Facility during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to a decrease in development expenditures and other investing activities as noted above.

•

Dividends and distributions paid to common stockholders and common unitholders increased by $1.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to an increase in the dividend rate.

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

We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to all other REITs.

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

The following table presents our FFO for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Net income available for common stockholders	$9,864	$16,478
Adjustments:
Minority interest in earnings of Operating Partnership	664	1,143
Depreciation and amortization of real estate assets	19,671	17,026
Net gain on dispositions of operating properties	—	(8,626)

Funds From Operations(1)	$30,199	$26,021

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that may include the periodic use of derivative instruments. As of March 31, 2008 and 2007, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2007 to March 31, 2008 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at March 31, 2008 and December 31, 2007. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The table below presents principal cash flows and related weighted average interest rates, excluding loan cost amortization, by contractual maturity dates at March 31, 2008. The table also presents comparative summarized information for financial instruments held at December 31, 2007. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both March 31, 2008 and December 31, 2007.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						March 31, 2008		December 31, 2007
	Remaining 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Credit Facility			$137.0				$137.0	$136.0	$111.0	$110.2
Variable-rate index			LIBOR				LIBOR		LIBOR
Notes					$460.0		$460.0	$386.8	$460.0	$399.4
Fixed interest rate					3.25%		3.25%		3.25%
Other fixed-rate			$61.0			$83.0	$144.0	$139.8	$144.0	$145.3
Weighted average fixed interest rate			5.72%			6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5				$35.5	$34.9	$35.5	$35.6
Variable-rate index			LIBOR				LIBOR		LIBOR
Fixed-rate	$79.2	$81.6	$6.5	$75.0	$103.4	$13.8	$359.5	$374.7	$360.4	$369.0
Weighted average fixed interest rate	4.04%	7.16%	6.63%	6.69%	5.42%	6.91%	5.85%		5.86%

ITEM 4. CONTROLS	AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a defendant in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS—No changes to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1–January 31, 2008	51,030	(1)	$54.18	—	—
February 1–February 29, 2008	5,749	(2)	47.56	—	—
March 1–March 31, 2008	159,657	(3)	47.54	159,657	1,067,843

Total	216,436		$49.10	159,657	1,067,843

(1)	In January 2008, a total of 51,030 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(2)	In February 2008, a total of 5,749 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(3)	In March 2008, we repurchased 159,657 shares of our common stock in open market transactions for an aggregate price of approximately $7.6 million, or $47.54 per share. (See Note 5 to our consolidated financial statements included with this report for additional information).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(i).1	Articles of Amendment and Restatement of the Registrant(1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3(i).4	Articles Supplementary of the Registrant designating 780,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock(4)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock(5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Redeemable Preferred Stock(7)

3(ii).1	Amended and Restated Bylaws of the Registrant(1)

3(ii).2	Amendment No. 1 to Amended and Restated Bylaws of the Registrant(8)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2008.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)