Form 10-Q
period 2008-06-30
KILROY REALTY CORP
filed 2008-07-30
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 29, 2008, 32,652,346 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$324,779	$324,779
Buildings and improvements	1,739,874	1,719,700
Undeveloped land and construction in progress	365,106	324,077

Total real estate held for investment	2,429,759	2,368,556
Accumulated depreciation and amortization	(497,697)	(463,932)

Total real estate assets, net	1,932,062	1,904,624

CASH AND CASH EQUIVALENTS	4,367	11,732
RESTRICTED CASH	756	546
MARKETABLE SECURITIES (Note 7)	2,406	707
CURRENT RECEIVABLES, NET	3,843	4,891
DEFERRED RENT RECEIVABLES, NET	66,554	67,283
NOTES RECEIVABLE	10,904	10,970
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	52,282	54,418
DEFERRED FINANCING COSTS, NET	7,341	8,492
PREPAID EXPENSES AND OTHER ASSETS, NET	7,210	5,057

TOTAL ASSETS	$2,087,725	$2,068,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 2)	$392,511	$395,912
Exchangeable senior notes, net (Note 2)	456,550	456,090
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 2)	159,000	111,000
Accounts payable, accrued expenses and other liabilities (Note 7)	44,893	58,249
Accrued distributions (Note 13)	21,422	20,610
Deferred revenue and acquisition-related liabilities (Note 3)	75,421	59,187
Rents received in advance and tenant security deposits	20,386	18,433

Total liabilities	1,314,183	1,263,481

COMMITMENTS AND CONTINGENCIES (NOTE 8)

MINORITY INTERESTS:
7.45% Series A cumulative redeemable preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership (Note 4)	36,608	38,309

Total minority interests	110,246	111,947

STOCKHOLDERS’ EQUITY (Notes 5 and 6):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
Series B junior participating preferred stock, $.01 par value, 400,000 shares authorized, none issued and outstanding
9.25% Series D cumulative redeemable preferred stock, $.01 par value, 900,000 shares authorized, none issued and outstanding
7.80% Series E cumulative redeemable preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F cumulative redeemable preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 32,652,346 and 32,765,893 shares issued and outstanding, respectively	327	328
Additional paid-in capital	651,386	658,894
Distributions in excess of earnings	(109,999)	(87,512)

Total stockholders’ equity	663,296	693,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,087,725	$2,068,720

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Rental income	$61,486	$54,518	$123,791	$108,951
Tenant reimbursements	7,686	5,712	15,879	11,610
Other property income	457	1,950	761	3,053

Total revenues	69,629	62,180	140,431	123,614

EXPENSES:
Property expenses	11,873	10,604	23,361	20,570
Real estate taxes	4,843	4,668	10,322	9,220
Provision for bad debts (Note 9)	3,204	(26)	3,659	(199)
Ground leases	400	389	795	792
General and administrative expenses	9,187	9,460	18,423	18,508
Interest expense	9,448	8,072	19,161	17,728
Depreciation and amortization	21,536	17,378	41,402	34,223

Total expenses	60,491	50,545	117,123	100,842

OTHER INCOME:
Interest and other investment income	184	371	341	990

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	9,322	12,006	23,649	23,762

MINORITY INTERESTS:
Distributions on cumulative redeemable preferred units	(1,397)	(1,397)	(2,794)	(2,794)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(348)	(531)	(1,012)	(1,044)

Total minority interests	(1,745)	(1,928)	(3,806)	(3,838)

INCOME FROM CONTINUING OPERATIONS	7,577	10,078	19,843	19,924
DISCONTINUED OPERATIONS (Note 11):
Revenues from discontinued operations	199	2,450	199	5,095
Expenses from discontinued operations		(1,509)		(3,112)
Net gain on dispositions of discontinued operations	234	4,848	234	13,474
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(27)	(375)	(27)	(1,005)

Total income from discontinued operations	406	5,414	406	14,452

NET INCOME	7,983	15,492	20,249	34,376
PREFERRED DIVIDENDS	(2,402)	(2,402)	(4,804)	(4,804)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$5,581	$13,090	$15,445	$29,572

Income from continuing operations per common share—basic (Note 12)	$0.16	$0.23	$0.47	$0.47

Income from continuing operations per common share—diluted (Note 12)	$0.16	$0.23	$0.47	$0.47

Net income per common share—basic (Note 12)	$0.17	$0.40	$0.48	$0.91

Net income per common share—diluted (Note 12)	$0.17	$0.40	$0.48	$0.91

Weighted average shares outstanding—basic (Note 12)	32,351,044	32,371,183	32,403,829	32,359,999

Weighted average shares outstanding—diluted (Note 12)	32,509,817	32,486,171	32,532,424	32,485,566

Dividends declared per common share	$0.580	$0.555	$1.160	$1.110

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2007	$121,582	32,765,893	$328	$658,894	$(87,512)	$693,292
Net income					20,249	20,249
Repurchase of common stock (Note 5)		(299,777)	(3)	(14,767)		(14,770)
Issuance of nonvested shares of common stock (Note 6)		184,245	2	2,165		2,167
Non-cash amortization of share-based compensation				4,867		4,867
Exercise of stock options		1,000		21		21
Exchange of common units of the Operating Partnership (Note 5)		985		28		28
Adjustment for minority interest				178		178
Preferred dividends					(4,804)	(4,804)
Dividends declared per common share ($1.16 per share)					(37,932)	(37,932)

BALANCE AT JUNE 30, 2008	$121,582	32,652,346	$327	$651,386	$(109,999)	$663,296

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,249	$34,376
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	41,010	34,551
Increase (decrease) in provision for uncollectible tenant receivables	283	(199)
Increase in provision for uncollectible deferred rent receivables	3,376
Distributions on cumulative redeemable preferred units	2,794	2,794
Minority interests in earnings of Operating Partnership	1,039	2,049
Depreciation of furniture, fixtures and equipment	392	431
Non-cash amortization of share-based compensation awards	7,229	7,387
Non-cash amortization of deferred financing costs and debt discount	1,587	1,176
Non-cash amortization of above/below market rents, net	(335)	(691)
Net gain on dispositions of operating properties (Note 11)	(234)	(13,474)
Non-cash amortization of deferred revenue related to tenant improvements (Note 3)	(3,782)	(1,453)
Insurance proceeds received for a property casualty loss	(531)
Changes in assets and liabilities:
Marketable securities	(1,699)
Current receivables	765	1,374
Deferred rent receivables	(2,647)	(1,326)
Deferred leasing costs	(669)	(968)
Prepaid expenses and other assets	(2,595)	(1,663)
Accounts payable, accrued expenses and other liabilities	(5,935)	4,181
Deferred revenue	1,870	5,655
Rents received in advance and tenant security deposits	1,953	417

Net cash provided by operating activities	64,120	74,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(13,714)	(19,834)
Expenditures for development and redevelopment properties	(37,726)	(109,134)
Acquisition of redevelopment property and undeveloped land		(68,970)
Proceeds received from 1031 exchange completion		43,794
Net proceeds received from dispositions of operating properties (Note 11)	275	14,473
Insurance proceeds received for a property casualty loss	531
Proceeds from termination of profit participation agreement		4,848
Decrease in escrow deposits		3,000
Increase in restricted cash	(210)	(125)
Receipt of principal payments on note receivable	66	62

Net cash used in investing activities	(50,778)	(131,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable senior notes, net of discount		455,400
Cost of capped call options on common stock		(29,050)
Net borrowings (repayments) on unsecured line of credit	48,000	(258,000)
Principal payments on secured debt	(6,182)	(58,581)
Repurchase of common stock (Note 5)	(14,770)	(2,631)
Financing costs	(523)	(5,289)
Proceeds from exercise of stock options	21
Dividends and distributions paid to common stockholders and common unitholders	(39,655)	(37,796)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,598)	(7,598)

Net cash (used in) provided by financing activities	(20,707)	56,455

Net decrease in cash and cash equivalents	(7,365)	(814)
Cash and cash equivalents, beginning of period	11,732	11,948

Cash and cash equivalents, end of period	$4,367	$11,134

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $8,388 and $9,191 at June 30, 2008 and 2007, respectively	$17,858	$13,801

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Tenant improvements funded directly by tenants to third parties	$18,493	$23,210

Accrual for expenditures for operating properties and development and redevelopment properties	$4,896	$14,908

Accrual of dividends and distributions payable to common stockholders and common unitholders	$20,212	$19,400

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Accrual of public facility bond obligation (Note 2)	$2,781

Issuance of share-based compensation awards (Note 6)	$10,050	$23,633

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$28	$1,837

Accrued costs for issuance of exchangeable senior notes		$760

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2008 and 2007

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of June 30, 2008, the Company’s stabilized portfolio of operating properties was comprised of 86 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.1 million and 3.9 million rentable square feet, respectively. As of June 30, 2008, the Office Properties were approximately 93.8% leased to 304 tenants, and the Industrial Properties were approximately 90.7% leased to 62 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes development and redevelopment properties currently under construction and “lease-up” properties (collectively, the “in-process development and redevelopment properties”). The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of June 30, 2008, the in-process development and redevelopment properties included three buildings that were under construction and three lease-up properties, which will encompass an aggregate of approximately 611,000 rentable square feet of new office space when completed. All of the in-process development and redevelopment properties are in the San Diego region of Southern California, except for one redevelopment property, which is in El Segundo, California.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 93.7% general partnership interest as of June 30, 2008. The remaining 6.3% common limited partnership interest in the Operating Partnership as of June 30, 2008, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 4). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company also consolidates all variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company had no VIEs at June 30, 2008 or December 31, 2007.

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

Accounting Pronouncements Adopted January 1, 2008

Effective January 1, 2008, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. Management is currently evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company currently believes that the application of SFAS 157 to its non-financial assets and non-financial liabilities will not be material to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Company has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•

Long-lived assets measured at fair value due to an impairment assessment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” and

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Effective January 1, 2008, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company has not elected to apply the fair value option for any of its eligible financial instruments or other items.

Recent Accounting Pronouncements to be Adopted in Future Reporting Periods

In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. Management believes that FSP APB 14-1 will impact the accounting for the Company’s 3.25% Exchangeable Senior Notes (the “Notes”) and will have a material impact on the Company’s consolidated financial statements and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity and eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations. SFAS 141(R) and SFAS 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. Management is currently evaluating the impact of these statements on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Company believes that FSP EITF 03-6-1 will require the Company to include the impact of its nonvested shares of common stock and restricted stock units in earnings per share using this more dilutive methodology. However, the Company currently believes that FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements and results of operations for the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating whether the adoption of EITF 07-5 will have an impact on the accounting for the Notes and related capped call option transactions. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of FSP 142-3 on the Company’s consolidated financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. The Company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statement disclosures since the Company does not currently have any derivative instruments.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This new standard identifies a hierarchical framework of accounting principles for the purpose of selecting the principles to be used in the preparation of financial statements of nongovernmental entities. The Company believes that the adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

2.    Unsecured and Secured Debt

Unsecured Line of Credit

The Company has a $550 million unsecured line of credit (the “Credit Facility”), under which the Company may elect to borrow up to an additional $100 million under an increase option. As of June 30, 2008, the Company had borrowings of $159 million outstanding under the Credit Facility and borrowing capacity of approximately $391 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (3.5% at June 30, 2008). The Credit Facility matures in April 2010 with an option to extend the maturity for one year. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange price of $88.00 per common share and a conversion premium of approximately 19.94% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007.

Secured Debt

In February 2008, the City of Carlsbad issued public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels. Of the Company’s $3.5 million maximum obligation under the Bonds, $2.8 million was assessed to the Company and is reported as secured debt on the consolidated balance sheet at June 30, 2008 since the Company’s obligation was fixed and determinable. Principal and interest payments for the Bonds will be charged to the Company through the assessment of special property taxes.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of the ratio of development activities to total assets. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at June 30, 2008.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three and six months ended June 30, 2008 and 2007. The interest and loan cost amortization are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Gross interest expense and loan cost amortization	$14,030	$13,166	$28,241	$27,580
Capitalized interest and loan cost amortization	(4,582)	(5,094)	(9,080)	(9,852)

Interest expense	$9,448	$8,072	$19,161	$17,728

3.    Deferred Revenue and Acquisition-Related Liabilities

Deferred revenue and acquisition-related liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$72,474	$55,779
Acquisition-related liabilities—below-market leases	1,452	1,801
Other deferred revenue	1,495	1,607

Total	$75,421	$59,187

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue related to tenant-funded tenant improvements

During the six months ended June 30, 2008, the Company recorded an additional $20.5 million of deferred revenue related to tenant-funded tenant improvements. This amount primarily represents the cost of the tenant improvements paid for or reimbursed by the tenant in connection with three significant leases. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the respective properties.

During the three months ended June 30, 2008 and 2007, $2.0 million and $0.8 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. During the six months ended June 30, 2008 and 2007, $3.8 million and $1.5 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at June 30, 2008 for the remainder of 2008, the next five years and thereafter:

Year	(in thousands)
Remaining 2008	$4,130
2009	8,346
2010	8,019
2011	7,564
2012	6,905
2013	6,464
Thereafter	31,046

Total	$72,474

4.    Minority Interests

Common Limited Partnership Unitholders

The Company owned a 93.7%, 93.7% and 93.5% common general partnership interest in the Operating Partnership as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The remaining 6.3%, 6.3% and 6.5% common limited partnership interest as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units may be redeemed by unitholders for cash. The Company may, at its option, satisfy the cash redemption obligation with shares of the Company’s common stock. The redemption value for each common limited partnership unit of the Operating Partnership as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the New York Stock Exchange (“NYSE”) for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of June 30, 2008 and December 31, 2007, the aggregate redemption value of the then-outstanding common limited partnership units of the Operating Partnership was $107.7 million and $119.2 million, respectively.

5.    Stockholders’ Equity

Share Repurchases

During the six months ended June 30, 2008, the Company repurchased 239,475 shares of its common stock in open market transactions for an aggregate price of approximately $11.5 million, or $48.23 per share. These repurchases were made pursuant to a share repurchase program approved by the Company’s Board of Directors

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and were funded through borrowings on the Company’s Credit Facility. As of June 30, 2008, an aggregate of 988,025 shares remained eligible for repurchase under this share repurchase program.

During the six months ended June 30, 2008, the Company accepted the return, at the current quoted market price, of 60,302 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period.

Exchange of Common Limited Partnership Units

During the six months ended June 30, 2008, an aggregate 985 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

6.    Share-Based Compensation

Share-Based Incentive Plan

At June 30, 2008, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), under which awards were available to be granted. At June 30, 2008, there were 1,118,206 shares and share-based awards available to be granted under the 2006 Plan. Under the Company’s Stock Award Deferral Program, participants may defer receipt of awards of nonvested shares of common stock that may be granted under the 2006 Plan by electing to receive an equivalent number of restricted stock units (“RSUs”) in lieu of such awards of nonvested shares of common stock.

The following summarizes the share-based compensation programs approved and the share-based awards granted during the six months ended June 30, 2008 and the 2007 program for the executive officers that was still in the performance period as of June 30, 2008.

Executive Officer Share-Based Compensation Programs

In January 2008, the Executive Compensation Committee approved the 2008 Annual Long-Term Incentive Program, which allows the executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2008. It is anticipated that such awards will be paid in nonvested shares of common stock or, if available and at the applicable employee’s option, in other equity-based instruments that, subject to vesting and other conditions, may become exchangeable on a one-for-one basis for shares of the Company’s common stock or cash, at the election of the Company. The Company anticipates that any nonvested shares of common stock or other equity-based instruments earned under this program would be issued during the first quarter of 2009. Individual awards earned under the 2008 Annual Long-Term Incentive Program would vest in two equal installments on December 31, 2009 and December 31, 2010. Vesting will be based on continued employment through the applicable vesting dates.

As of June 30, 2008, the Company was still in the performance period for the Development Performance Program (“DPP”), which was approved by the Company’s Executive Compensation Committee in 2007. The incentive award that may be earned under the DPP will be based on whether certain future specified development completion and leasing targets are achieved for development and redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. Performance is measured independently for the development completion and development leasing components of the DPP. If the development completion and development leasing targets individually are not achieved, no award would be earned under that component of the DPP. The Company currently estimates that any nonvested shares of common stock or other equity-based instruments that could potentially be earned under the development completion component of the DPP would be granted in the second half of 2008, and any nonvested shares of common stock or other equity-based instruments that could potentially be earned under the development leasing component of the DPP would be granted in the first half of 2009.

Key Employee Share-Based Compensation Program

In February 2008, the Executive Compensation Committee granted an aggregate of 82,303 nonvested shares of common stock to certain key employees. The total compensation cost for the grants of nonvested shares of common stock was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $49.21 on the grant date of February 5, 2008. These shares vest in equal annual installments on December 31st of each year over a five-year period.

Non-employee Board Member Share-Based Compensation Program

In May 2008, the Executive Compensation Committee granted an aggregate of 1,867 nonvested shares of common stock and 7,468 nonvested RSUs to non-employee board members as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation program. The total compensation cost for these awards was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $53.58 on the grant date of May 15, 2008. These awards vest in equal annual installments on May 15th of each year over a two-year period.

Summary of nonvested shares of common stock

A summary of the status of the Company’s nonvested shares of common stock as of January 1, 2008 and changes during the six months ended June 30, 2008, is presented below:

Nonvested Shares of Common Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	237,833	$80.35
Granted(1)	184,245	52.38
Vested	(51,840)	59.20

Nonvested at June 30, 2008	370,238	$68.94

(1)	Includes 100,075 nonvested shares of common stock awarded to the executive officers on December 31, 2007 under the 2007 Annual Long-Term Incentive Program, which were issued and outstanding on January 1, 2008.

The total fair value of shares that vested during the six months ended June 30, 2008 and 2007 was $2.6 million and $6.7 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of nonvested RSUs

A summary of the status of the Company’s nonvested RSUs as of January 1, 2008 and changes during the six months ended June 30, 2008, is presented below:

Restricted Stock Units	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2008	—	$—
Granted	7,468	53.58

Outstanding and nonvested at June 30, 2008	7,468	$53.58

Each RSU represents the right to receive one share of the Company’s common stock in the future and will be subject to the same vesting conditions as would have applied to the award of nonvested shares of common stock in lieu of which such RSU is issued. RSUs carry with them the right to receive dividend equivalents that credit participants, upon the Company’s payment of dividends with respect to the shares underlying the participant’s RSUs, with additional, fully-vested RSUs equal to the value of the dividend paid in respect of such shares. Shares issued in settlement of RSUs will, to the extent vested, be distributed in a single lump sum distribution upon the earliest to occur of: (i) termination of the participant’s employment or directorship; (ii) the occurrence of a change of control event; (iii) the date specified by the participant upon making the election, which must be at least two years after the start of the year in which the underlying award is earned; or (iv) the participant’s death or disability.

Compensation cost recorded during the period

The total compensation cost for all share-based compensation programs was $4.0 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively, and $7.8 million for both the six months ended June 30, 2008 and 2007. Of the total share-based compensation cost, $0.3 million and $0.2 million were capitalized as part of real estate assets for the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.4 million were capitalized as part of real estate assets for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $14.4 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2008. The $14.4 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2008 Annual Long-Term Incentive Program or the DPP discussed above since share-based awards have not been granted under these programs as of June 30, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Financial Instruments Recorded at Fair Value

The assets held in connection with the Company’s 2007 Deferred Compensation Plan (the “Plan”) and the corresponding liability to the participants are measured at fair value on a recurring basis on the Company’s consolidated balance sheet. The assets are treated as trading securities for accounting purposes and reported as marketable securities on the Company’s consolidated balance sheet. The liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each participant in the Plan and reported in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheet.

Description	Fair Value Measurement at June 30, 2008 (Level I Inputs)(1)
(in thousands)
Assets:
Marketable Securities	$2,406
Liabilities:
Deferred Compensation Plan Liability	$(2,404)

(1)	Based on quoted prices in active markets for identical securities.

8.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative non-cash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant at June 30, 2008. The Company did not recognize any revenue associated with this lease during the three months ended June 30, 2008.

The Company leases the land at Kilroy Airport Center, Phase IV in Long Beach, California for future development opportunities. This land is adjacent to the Company’s Office Properties at Kilroy Airport Center, Long Beach. The lease expires in July 2084, subject to the Company’s option to terminate the lease early upon written notice to the landlord. This option to terminate was scheduled to expire in July 2008. However, in July 2008, the Company and the landlord agreed to extend this option until April 2009. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to fair market rental adjustments in April 2009 and at scheduled dates thereafter.

9.    Significant Lease Termination

In the second quarter of 2008, Favrille, Inc. (“Favrille”), the Company’s seventh largest tenant at June 30, 2008 based on annualized base rental revenues, notified the Company of its intention to cease its business operations and to not pay any future rental payments under its lease beyond June 2008. In July 2008, the Company and Favrille entered into an agreement to terminate the lease as of August 31, 2008. The Company drew $3.6 million under a letter of credit and the $0.3 million cash security deposit that were held as credit support under the terms of the lease, which will be applied to July and August rent and the deferred rent receivable balance related to the lease.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2008, the Company increased its provision for bad debts by approximately $3.1 million to reserve for the portion of the deferred rent receivable balance related to the Favrille lease at June 30, 2008 that it estimated would not be recoverable after the application of all the remaining letter of credit proceeds as of the August 2008 lease termination date. In addition, the Company will recognize approximately $2.7 million of additional non-cash rental revenue in the third quarter of 2008, primarily due to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the Favrille lease.

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

The Company evaluates the performance of its segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization and corporate general and administrative expenses. There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Office Properties:
Operating revenues(1)	$61,309	$54,577	$123,784	$108,356
Property and related expenses	19,222	14,145	35,423	27,702

Net Operating Income	42,087	40,432	88,361	80,654

Industrial Properties:
Operating revenues(1)	8,320	7,603	16,647	15,258
Property and related expenses	1,098	1,490	2,714	2,681

Net Operating Income	7,222	6,113	13,933	12,577

Total Reportable Segments:
Operating revenues(1)	69,629	62,180	140,431	123,614
Property and related expenses	20,320	15,635	38,137	30,383

Net Operating Income	49,309	46,545	102,294	93,231

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total Net Operating Income for reportable segments	49,309	46,545	102,294	93,231
Unallocated other income:
Total other income	184	371	341	990
Other unallocated expenses:
General and administrative expenses	9,187	9,460	18,423	18,508
Interest expense	9,448	8,072	19,161	17,728
Depreciation and amortization	21,536	17,378	41,402	34,223

Income from continuing operations before minority interests	9,322	12,006	23,649	23,762
Minority interests attributable to continuing operations	(1,745)	(1,928)	(3,806)	(3,838)
Income from discontinued operations	406	5,414	406	14,452

Net income	7,983	15,492	20,249	34,376
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Net income available for common stockholders	$5,581	$13,090	$15,445	$29,572

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
REVENUES:
Rental income	$—	$1,937	$—	$3,914
Tenant reimbursements	—	512	—	1,177
Other property income(1)	199	1	199	4

Total revenues	199	2,450	199	5,095

EXPENSES:
Property expenses	—	837	—	1,743
Real estate taxes	—	192	—	384
Provision for bad debts	—	—	—	—
Ground leases	—	113	—	226
Depreciation and amortization	—	367	—	759

Total expenses	—	1,509	—	3,112

Net gain on dispositions of discontinued operations(2)	234	4,848	234	13,474
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(27)	(375)	(27)	(1,005)

Total income from discontinued operations	$406	$5,414	$406	$14,452

(1)	Other property income for the three and six months ended June 30, 2008 represents the receipt of a cash bankruptcy settlement payment related to a property that was sold in 2005.
(2)	During the three and six months ended June 30, 2008, the Company recognized an additional $0.2 million net gain on the December 2007 disposition of Kilroy Airport Center Sea-Tac in connection with the resolution of a gain contingency related to the completion of certain capital improvements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$7,577	$10,078	$19,843	$19,924
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Income from continuing operations available for common stockholders	5,175	7,676	15,039	15,120
Discontinued operations	406	5,414	406	14,452

Net income available for common stockholders—numerator for basic and diluted earnings per share	$5,581	$13,090	$15,445	$29,572

Denominator:
Basic weighted average shares outstanding	32,351,044	32,371,183	32,403,829	32,359,999
Effect of dilutive securities—nonvested shares of common stock, RSUs and stock options	158,773	114,988	128,595	125,567

Diluted weighted average shares and common share equivalents outstanding	32,509,817	32,486,171	32,532,424	32,485,566

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.16	$0.23	$0.47	$0.47
Discontinued operations	0.01	0.17	0.01	0.44

Net income available for common stockholders	$0.17	$0.40	$0.48	$0.91

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.16	$0.23	$0.47	$0.47
Discontinued operations	0.01	0.17	0.01	0.44

Net income available for common stockholders	$0.17	$0.40	$0.48	$0.91

At June 30, 2008 and 2007, the effect of 64,047 and 56,074 nonvested shares of common stock, respectively, were not included in the earnings per share calculation as their effect was antidilutive to income from continuing operations available for common stockholders. At June 30, 2008 and 2007, the effect of the assumed exchange of the Notes was not included in the earnings per share calculation as its effect was antidilutive to income from continuing operations available for common stockholders. At June 30, 2008 and 2007, the Company’s employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to income from continuing operations available for common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Events

On July 18, 2008, aggregate dividends and distributions of $20.2 million were made to common stockholders and common unitholders of record on June 30, 2008.

In July 2008, the Company entered into a termination agreement with one of its significant tenants (see Note 9).

In July 2008, the Company entered into agreements with Intuit Inc. (“Intuit”), the Company’s largest tenant based on annual base rental revenues at June 30, 2008, to early terminate one of its leases in 2008 and to extend another of its leases by one year to August 2010. The lease that was terminated encompassed approximately 90,000 rentable square feet of office space and was scheduled to expire in July 2014. Intuit had the option to early terminate this lease in 2010. Intuit will continue to occupy this space under a short-term lease and it is expected that it will vacate approximately 95% of the premises in either the third or fourth quarter of 2008 and the remaining premises during the first quarter of 2009. The lease that was extended encompasses approximately 71,000 rentable square feet of office space that was scheduled to expire in August 2009.

In connection with the lease that was terminated, the Company estimates it will recognize approximately $4.6 million of other property income during the period from July 2008 through the first quarter of 2009, since Intuit will continue to occupy the space under the short-term lease. The estimated $4.6 million net lease termination fee is comprised of a $6.3 million lease termination payment from Intuit net of the deferred rent receivable and other balances recorded on the Company’s consolidated balance sheet related to the lease at the lease termination date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials resulting from the effects of increased worldwide demand, increased labor costs, future interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date this report was filed. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the potential circumstances or events expressed or implied by the forward-looking statements in this report might not occur.

Overview and Background

We own, operate and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and we conduct substantially all of our operations through the Operating Partnership. We owned a 93.7%, 93.7% and 93.5% general partnership interest in the Operating Partnership as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

Factors That May Influence Future Results of Operations

Rental rates.    For leases that commenced during the three and six months ended June 30, 2008, the change in rental rate was an increase of 17.8% and 33.7%, respectively, on a GAAP basis and a decrease of 4.5% and an increase of 11.5%, respectively, on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. The decrease in rental rates for the three months ended June 30, 2008 was primarily due to one new lease at an industrial property in Orange County. Excluding this lease, the change in rental rates on a GAAP basis would have been an increase of 21.2% and 38.8% for the three and six months ended June 30, 2008, respectively. The change in rental rates on a cash basis would have been an increase of 2.2% and 18.5% for the three and six months ended June 30, 2008, respectively. We believe that at June 30, 2008 the average cash rental rates for our properties were approximately 10% to 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our overall portfolio. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. Our occupancy and rental rates are impacted by general economic conditions, including the pace of regional economic growth and access to capital. An extended economic slowdown and tightening of the credit markets could have an adverse affect on our tenants and, as a result, on our future occupancy and rental rates.

Asset Valuation.    General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the United States, declining demand for leased office or industrial properties and/or a decrease in market rental rates in our submarkets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or market due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations could be negatively affected.

Scheduled lease expirations.    In addition to the 859,100 rentable square feet, or 7.2%, of currently available space in our stabilized portfolio, leases representing approximately 4.8% and 13.5% of the leased square footage of our stabilized portfolio are scheduled to expire during the remainder of 2008 and in 2009, respectively. The leases scheduled to expire during the remainder of 2008 and in 2009 represent approximately 1.2 million rentable square feet of office space, or 13.3% of our total annualized base rental revenue, and 0.8 million rentable square feet of industrial space, or 2.5% of our total annualized base rental revenue, respectively. We believe that the average cash rental rates for leases scheduled to expire during the remainder of 2008 and in 2009 are approximately 10% to 15% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located.

Sublease space.    Of our leased space as of June 30, 2008, approximately 213,300 rentable square feet, or 1.8%, of the rentable square footage in our stabilized portfolio, was available for sublease, compared to approximately 608,100 rentable square feet, or 5.1%, as of December 31, 2007. Of the 1.8% of available sublease space in our stabilized portfolio as of June 30, 2008, approximately 1.7% was vacant space, and the remaining 0.1% was occupied. Approximately 70%, 21% and 9% of the available sublease space as of June 30, 2008 is located in the San Diego, Orange County and Los Angeles regions, respectively. Of the approximately 213,300 rentable square feet available for sublease as of June 30, 2008, approximately 30,400 rentable square feet representing one lease that is scheduled to expire during the remainder of 2008, and approximately 46,100 rentable square feet representing five leases are scheduled to expire in 2009.

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

City of San Diego.    Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego and other state agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation and mandatory energy and sustainable building code requirements, and (v) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

Los Angeles Region.    In response to a recent court ruling, the State Water Resource Control Board has stopped processing enrollments under the statewide Construction General Storm Water Permit, which will halt virtually all new construction projects in the Los Angeles region that have not already obtained water permit coverage. This may impact our potential future development projects in this region. As of the date this report was filed, we have not experienced any material adverse effects arising from this factor.

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

Share-Based Compensation.    As of June 30, 2008, there was $14.4 million of total unrecognized compensation cost related to incentive awards granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years. The $14.4 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2008 Annual Long-Term Incentive Program or the DPP since share-based awards have not been granted under these programs as of June 30, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs. (See Note 6 to our consolidated financial statements included with this report for additional information).

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of June 30, 2008, based upon annualized rental revenues at June 30, 2008.

Tenant Name	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Intuit Inc.	$17,374	7.1%	November 1997	Various	(3)
Cardinal Health, Inc.	9,256	3.8	July 2007	August 2017
AMN Healthcare	8,341	3.4	July 2003	July 2018
DIRECTV Group, Inc.(4)	8,037	3.3	November 1996	July 2014
The Boeing Company	6,593	2.7	August 1984	Various	(5)
Fish & Richardson	6,071	2.5	October 2003	October 2018
Favrille, Inc.(6)	5,588	2.3	March 2003	June 2025
Epson America, Inc.	5,538	2.3	October 1999	October 2019
Scripps Health(7)	5,199	2.1	July 2004	June 2021
Accredited Home Lenders, Inc.	5,164	2.1	December 2005	May 2016
Verenium Corporation	5,158	2.1	November 2000	Various	(8)
Hewlett-Packard Company	4,348	1.8	October 1999	April 2012
Fair Isaac Corporation	4,006	1.6	August 2003	July 2010
Avnet, Inc.	3,768	1.5	March 2003	February 2013
Epicor Software Corporation	3,509	1.4	September 1999	August 2009

Total	$97,950	40.0%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of June 30, 2008.
(2)	Represents the date of the first relationship between the tenant and us or our predecessor.
(3)	In July 2008, we executed agreements with Intuit to early terminate one of its leases and extend another lease by one year (see Note 13 to our consolidated financial statements included with this report for additional information). Prior to these agreements, the Intuit leases of 71,000, 90,238 and 465,812 rentable square feet had been scheduled to expire in August 2009, July 2014 and August 2017, respectively. Subsequent to the execution of these agreements, the Intuit leases of 90,238, 71,000 and 465,812 rentable square feet will expire in August 2008, August 2010 and August 2017, respectively. We estimate that annualized base rental revenues from Intuit will decrease by approximately $2.2 million as a result of these agreements.
(4)	In July 2008, we executed a lease amendment with DIRECTV Group, Inc. for an additional 24,500 rentable square feet at 2240 E. Imperial Highway in El Segundo, CA. This lease will increase the annualized base rental revenue from DIRECTV Group, Inc. by approximately $0.5 million, and is expected to commence in the fourth quarter of 2008.
(5)	The Boeing Company leases of 113,242, 286,151 and 65,447 rentable square feet expire in March 2009, July 2010 and October 2010, respectively.
(6)	As of June 30, 2008, Favrille leased an aggregate of 128,580 rentable square feet in two buildings in Sorrento Mesa, CA. In July 2008, we entered into an early lease termination agreement with Favrille under which the lease will terminate on August 31, 2008.
(7)	Scripps Health has preleased an additional office building encompassing approximately 146,200 rentable square feet that we are developing at 15004 Innovation Drive in San Diego, CA. The tenant is expected to begin occupying the building in the third quarter of 2008.
(8)	The Verenium Corporation leases of 76,246 and 60,662 rentable square feet expire in November 2015 and March 2017, respectively.

Stabilized Portfolio Information

Building and Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio at June 30, 2008, which was comprised of the Office Properties and the Industrial Properties. Our stabilized portfolio of operating properties consists of all our properties, except for properties we recently developed or redeveloped that have not yet reached 95.0% occupancy and are within one year following cessation of major construction activity (“lease-up” properties), properties classified as held for sale and properties currently under construction.

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy
Office Properties:
Los Angeles County	24	2,899,075	96.0%
Orange County	5	277,340	72.0
San Diego County	52	4,565,824	93.8
Other	5	346,439	93.8

	86	8,088,678	93.8

Industrial Properties:
Los Angeles County	1	192,053	100.0
Orange County	42	3,684,068	90.3

	43	3,876,121	90.7

Total portfolio	129	11,964,799	92.8%

As of the date this report was filed, Office Properties and Industrial Properties represented approximately 88.5% and 11.5%, respectively, of our annualized base rental revenue. For the three months ended June 30, 2008, average occupancy in our stabilized portfolio was 92.9% compared to 92.8% for the three months ended June 30, 2007. For the six months ended June 30, 2008, average occupancy in our stabilized portfolio was 93.7% compared to 93.5% for the six months ended June 30, 2007. As of June 30, 2008, we had approximately 859,100 rentable square feet of vacant space in our stabilized portfolio compared to approximately 850,400 rentable square feet as of June 30, 2007.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2007 to June 30, 2008. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.3 million rentable square feet, or 2.2%, to 12.0 million rentable square feet at June 30, 2008, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at June 30, 2007	84	7,835,040	43	3,869,969	127	11,705,009
Properties added from the Development Portfolio	5	783,812			5	783,812
Dispositions(1)	(3)	(532,430)			(3)	(532,430)
Remeasurement		2,256		6,152		8,408

Total at June 30, 2008	86	8,088,678	43	3,876,121	129	11,964,799

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Current Regional Information

Los Angeles County.    Our Los Angeles stabilized office portfolio of 2.9 million rentable square feet was 96.0% occupied with approximately 116,400 vacant rentable square feet as of June 30, 2008, compared to 96.1% occupied with approximately 112,100 vacant rentable square feet as of December 31, 2007. As of the date this report was filed, leases representing an aggregate of approximately 124,300 and 346,900 rentable square feet are scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 16.2% of the total occupied rentable square feet in this region as of the date this report was filed and 5.6% of our annualized base rental revenues for our total stabilized portfolio.

San Diego County.    Our San Diego stabilized office portfolio was 93.8% occupied with approximately 284,800 vacant rentable square feet as of June 30, 2008, compared to 91.4% occupied with approximately 393,400 vacant rentable square feet as of December 31, 2007. Included in the 93.8% occupancy percentage as of June 30, 2008 was one of our San Diego Office Properties encompassing approximately 102,900 rentable square feet, where Teletech and Newgen ceased paying rent and attempted to surrender the leased premises to the Company. We did not record any rental revenue for this property during the three months ended June 30, 2008 (see Note 8 to our consolidated financial statements included with this report for additional information). In addition, in July 2008 we entered into an agreement with Favrille to terminate an approximately 128,600 square foot San Diego office lease effective August 31, 2008 (see Note 9 to our consolidated financial statements included with this report for additional information). Including the impact of these two leases, occupancy for our San Diego Office Properties would be approximately 88.7% as of the date this report was filed. We are beginning to see other modest increases in vacancy in certain San Diego submarkets.

As of the date this report was filed, leases representing an aggregate of approximately 326,300 and 217,900 rentable square feet are scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 12.7% of the total occupied rentable square feet in this region as of the date this report was filed and 6.2% of our annualized base rental revenues for our total stabilized portfolio. We continue development and redevelopment of office properties in San Diego County, and we will continue to seek economically attractive development opportunities in this region depending upon market conditions. See additional information regarding our development and redevelopment properties under the caption “—Development and Redevelopment Programs.”

Orange County.    As of June 30, 2008, our Orange County stabilized industrial portfolio was 90.3% occupied with approximately 358,700 vacant rentable square feet, compared to 94.4% occupied with approximately 207,000 vacant rentable square feet as of December 31, 2007. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to one building representing approximately 153,300 rentable square feet. The building was leased to one tenant in bankruptcy that rejected the lease in bankruptcy court during the quarter ended June 30, 2008. Also included in our Orange County industrial portfolio is one vacant building encompassing approximately 157,500 rentable square feet. We are in the process of re-entitling this property for residential use. If successful, we will evaluate the strategic options for the property, including the potential disposition of the asset.

Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 72.0% occupied with approximately 77,700 vacant rentable square feet as of June 30, 2008, compared to 99.1% occupied with approximately 2,600 vacant rentable square feet as of December 31, 2007. The decrease in occupancy is primarily attributable to a lease that expired during the second quarter of 2008, which represents approximately 54,300 rentable square feet. As of the date this report was filed, leases representing an aggregate of approximately 75,400 and 900,500 rentable square feet were scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 28.3% of the total occupied rentable square feet in this region as of the date this report was filed and 3.8% of the annualized base rental revenues for our total stabilized portfolio.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on net operating income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define net operating income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less operating expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The net operating income segment information presented within this section consists of the same net operating income segment information disclosed in Note 10 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

The following table reconciles our net operating income by segment to our net income available for common stockholders for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2008	2007
		(in thousands)
Net operating income, as defined:
Office Properties	$42,087	$40,432	$1,655	4.1%
Industrial Properties	7,222	6,113	1,109	18.1

Total portfolio	49,309	46,545	2,764	5.9

Reconciliation to Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	49,309	46,545	2,764	5.9
Other expenses:
General and administrative expenses	9,187	9,460	(273)	(2.9)
Interest expense	9,448	8,072	1,376	17.0
Depreciation and amortization	21,536	17,378	4,158	23.9
Total other income	184	371	(187)	(50.4)

Income from continuing operations before minority interests	9,322	12,006	(2,684)	(22.4)
Minority interests attributable to continuing operations	(1,745)	(1,928)	183	(9.5)
Income from discontinued operations	406	5,414	(5,008)	(92.5)

Net income	7,983	15,492	(7,509)	(48.5)
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$5,581	$13,090	$(7,509)	(57.4)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2008 and 2007.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	(in thousands, except percentage data)
Operating revenues:
Rental income	$54,340	$47,795	$6,545	13.7%	$47,609	$47,674	$(65)	(0.1)
Tenant reimbursements	6,641	4,883	1,758	36.0	5,502	4,883	619	12.7
Other property income	328	1,899	(1,571)	(82.7)	324	1,899	(1,575)	(82.9)

Total	61,309	54,577	6,732	12.3	53,435	54,456	(1,021)	(1.9)

Property and related expenses:
Property expenses	11,564	9,847	1,717	17.4	11,179	9,768	1,411	14.4
Real estate taxes	4,151	4,002	149	3.7	3,699	3,995	(296)	(7.4)
Provision for bad debts	3,107	(93)	3,200	3,440.9	3,107	(93)	3,200	3,440.9
Ground leases	400	389	11	2.8	399	388	11	2.8

Total	19,222	14,145	5,077	35.9	18,384	14,058	4,326	30.8

Net operating income	$42,087	$40,432	$1,655	4.1%	$35,051	$40,398	$(5,347)	(13.2)%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at June 30, 2008.

Operating Revenues

Total revenues from Office Properties increased $6.7 million, or 12.3%, to $61.3 million for the three months ended June 30, 2008, compared to $54.6 million for the three months ended June 30, 2007.

Rental Income

Rental income from Office Properties increased $6.5 million, or 13.7%, to $54.3 million for the three months ended June 30, 2008, compared to $47.8 million for the three months ended June 30, 2007, due to the following:

•	An increase of $6.0 million generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007 (the “2007 Office Development Properties”);

•

An increase of $0.6 million generated by a property that was taken out of service in June 2006 and placed into lease-up in the third quarter of 2007 and a project consisting of two buildings that was acquired for redevelopment in the first quarter of 2007 and placed into lease-up in the fourth quarter of 2007 (the “2007 Office Redevelopment Properties”); and

•	An offsetting decrease of $0.1 million attributable to the Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at June 30, 2008 (the “Core Office Portfolio”).

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $1.8 million, or 36.0%, to $6.6 million for the three months ended June 30, 2008, compared to $4.8 million for the three months ended June 30, 2007, due to the following:

•	An increase of $1.0 million generated by the 2007 Office Development Properties;

•	An increase of $0.2 million generated by the 2007 Office Redevelopment Properties; and

•	An increase of $0.6 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below.

Other Property Income

Other property income from Office Properties decreased $1.6 million, or 82.7%, to $0.3 million for the three months ended June 30, 2008, compared to $1.9 million for the three months ended June 30, 2007, due to a $1.7 million net lease termination fee from an early lease termination at one of our Office Properties in San Diego included in other property income for the three months ended June 30, 2007. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property and Related Expenses

Total expenses from Office Properties increased $5.1 million, or 35.9%, to $19.2 million for the three months ended June 30, 2008, compared to $14.1 million for the three months ended June 30, 2007.

Property Expenses

Property expenses from Office Properties increased $1.7 million, or 17.4%, to $11.6 million for the three months ended June 30, 2008, compared to $9.9 million for the three months ended June 30, 2007, due to the following:

•	An increase of $1.4 million generated by the Core Office Portfolio, due to the following:

•	A $0.9 million increase attributable to general increases in certain recurring operating costs such as utilities, janitorial and other service-related costs; and

•	A $0.5 million increase attributable to higher repairs and maintenance expenses; and

•	An increase of $0.3 million attributable to the 2007 Office Development Properties and the 2007 Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $0.1 million, or 3.7%, to $4.1 million for the three months ended June 30, 2008, compared to $4.0 million for the three months ended June 30, 2007, due to the following:

•	An increase of $0.4 million attributable to the 2007 Office Development Properties; and

•

An offsetting decrease of $0.3 million attributable to the Core Office Portfolio, primarily due to the reversal of accruals for estimated supplemental tax assessments related to recently constructed tenant improvements, at which the enrolled value was lower than anticipated.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $3.2 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, primarily due to an increase of $3.1 million attributable to increasing the provision for bad debts for the deferred rent receivable balance related to the Favrille lease. (See Note 9 to our consolidated financial statements included with this report for additional information.) We evaluate our reserve levels on a quarterly basis.

Net Operating Income

As a result of the items discussed above, net operating income from Office Properties increased $1.7 million, or 4.1%, to $42.1 million for the three months ended June 30, 2008, compared to $40.4 million for the three months ended June 30, 2007, primarily due to the following:

•	An increase of $6.3 million generated by 2007 Office Development Properties;

•	An increase of $0.7 million generated by 2007 Office Redevelopment Properties; and

•	An offsetting decrease of $5.3 million attributable to the Core Office Portfolio, primarily due to the following:

•	A decrease of $1.6 million in other property income primarily attributable to a lease termination fee received during the three months ended June 30, 2007; and
•	An increase of $3.2 million in the provision for bad debts during the three months ended June 30, 2008 primarily related to Favrille as discussed above.

Industrial Properties

	Total Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change
	(in thousands, except percentage data)
Operating revenues:
Rental income	$7,146	$6,723	$423	6.3%
Tenant reimbursements	1,045	829	216	26.1
Other property income	129	51	78	152.9

Total	8,320	7,603	717	9.4

Property and related expenses:
Property expenses	309	757	(448)	(59.2)
Real estate taxes	692	666	26	3.9
Provision for bad debts	97	67	30	44.8

Total	1,098	1,490	(392)	(26.3)

Net operating income	$7,222	$6,113	$1,109	18.1%

(1)	The Total Industrial Portfolio is the same as our Core Industrial Portfolio at June 30, 2008, which represents properties owned and stabilized at January 1, 2007 and still owned and stabilized at June 30, 2008.

Operating Revenues

Total revenues from Industrial Properties increased $0.7 million, or 9.4%, to $8.3 million for the three months ended June 30, 2008, compared to $7.6 million for the three months ended June 30, 2007.

Rental Income

Rental income from Industrial Properties increased $0.4 million, or 6.3%, to $7.1 million for the three months ended June 30, 2008, compared to $6.7 million for the three months ended June 30, 2007. This increase was primarily attributable to an increase in rental rates in connection with new leases at two of our Orange County Industrial Properties. Average occupancy remained consistent at 90.8% for the three months ended June 30, 2008, compared the same period in 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.2 million, or 26.1%, to $1.0 million for the three months ended June 30, 2008, compared to $0.8 million for the three months ended June 30, 2007. The increase in tenant reimbursements was primarily attributable to new leases at the two Orange County Industrial Properties discussed above and an increase in reimbursable operating expenses.

Property and Related Expenses

Total expenses from Industrial Properties decreased $0.4 million, or 26.3%, to $1.1 million for the three months ended June 30, 2008, compared to $1.5 million for the three months ended June 30, 2007.

Property Expenses

Property expenses from Industrial Properties decreased $0.4 million, or 59.2%, to $0.3 million for the three months ended June 30, 2008, compared to $0.7 million for the three months ended June 30, 2007. This decrease was attributable to a $0.5 million credit recorded in June 2008 for insurance proceeds received in connection with a casualty loss at one of our Industrial Properties in 2006.

Net Operating Income

Net operating income from Industrial Properties increased $1.1 million, or 18.1%, to $7.2 million for the three months ended June 30, 2008, compared to $6.1 million for the three months ended June 30, 2007, primarily due to the following:

•	An increase in rental rates at two of our Orange County Industrial Properties; and

•	The receipt of $0.5 million of insurance proceeds, as discussed above.

Other Income and Expenses

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Gross interest expense and loan cost amortization	$14,030	$13,166	$864	6.6%
Capitalized interest and loan cost amortization	(4,582)	(5,094)	512	10.1

Interest expense	$9,448	$8,072	$1,376	17.0%

Gross interest and loan cost amortization before the effect of capitalized interest and loan cost amortization increased $0.9 million, or 6.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the following:

•

An increase in our average debt balance associated with our development activities and the repurchase of shares of our common stock during the three months ended June 30, 2008 compared to the three months ended June 30, 2007; and

•	An offsetting decrease in our weighted-average interest rate from approximately 5.3% for the three months ended June 30, 2007 to approximately 4.8% for the three months ended June 30, 2008.

Capitalized interest and loan cost amortization decreased $0.5 million, or 10.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to a decrease in our weighted-average interest rate as noted above, which caused a corresponding decrease in the capitalization rate applied to development asset balances qualifying for interest capitalization.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.2 million, or 23.9%, to $21.5 million for the three months ended June 30, 2008 compared to $17.3 million for the three months ended June 30, 2007. This increase was primarily attributable to:

•	An increase of $2.3 million from the 2007 Office Development Properties;

•	An increase of $1.4 million from the Core Office Portfolio, which was due primarily to changes in the estimated useful lives for certain unamortized leasing commissions;

•	An increase of $0.3 million from the 2007 Office Redevelopment Properties; and

•	An increase of $0.2 million from the Industrial Properties.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

The following table reconciles our net operating income by segment to our net income available for common stockholders for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2008	2007
		(in thousands)
Net operating income, as defined:
Office Properties	$88,361	$80,654	$7,707	9.6%
Industrial Properties	13,933	12,577	1,356	10.8

Total portfolio	102,294	93,231	9,063	9.7

Reconciliation to Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	102,294	93,231	9,063	9.7
Other expenses:
General and administrative expenses	18,423	18,508	(85)	(0.5)
Interest expense	19,161	17,728	1,433	8.1
Depreciation and amortization	41,402	34,223	7,179	21.0
Total other income	341	990	(649)	(65.6)

Income from continuing operations before minority interests	23,649	23,762	(113)	(0.5)
Minority interests attributable to continuing operations	(3,806)	(3,838)	32	0.8
Income from discontinued operations	406	14,452	(14,046)	(97.2)

Net income	20,249	34,376	(14,127)	(41.1)
Preferred dividends	(4,804)	(4,804)	—	0.0

Net income available for common stockholders	$15,445	$29,572	$(14,127)	(47.8)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the net operating income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2008 and 2007.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	(in thousands, except percentage data)
Operating revenues:
Rental income	$109,330	$95,462	$13,868	14.5%	$95,973	$95,231	$742	0.8%
Tenant reimbursements	13,827	9,898	3,929	39.7	11,193	9,883	1,310	13.3
Other property income	627	2,996	(2,369)	(79.1)	622	2,996	(2,374)	(79.2)

Total	123,784	108,356	15,428	14.2	107,788	108,110	(322)	(0.3)

Property and related expenses:
Property expenses	22,169	19,243	2,926	15.2	21,398	19,157	2,241	11.7
Real estate taxes	8,937	7,888	1,049	13.3	7,683	7,873	(190)	(2.4)
Provision for bad debts	3,522	(221)	3,743	1,693.7	3,522	(221)	3,743	1,693.7
Ground leases	795	792	3	0.4	792	790	2	0.3

Total	35,423	27,702	7,721	27.9	33,395	27,599	5,796	21.0

Net operating income	$88,361	$80,654	$7,707	9.6%	$74,393	$80,511	$(6,118)	(7.6)%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at June 30, 2008.

Operating Revenues

Total revenues from Office Properties increased $15.4 million, or 14.2%, to $123.8 million for the six months ended June 30, 2008, compared to $108.4 million for the six months ended June 30, 2007.

Rental Income

Rental income from Office Properties increased $13.9 million, or 14.5%, to $109.3 million for the six months ended June 30, 2008, compared to $95.4 million for the six months ended June 30, 2007, due to the following:

•	An increase of $11.9 million generated by the 2007 Office Development Properties;

•	An increase of $1.3 million generated by the 2007 Office Redevelopment Properties.

•	An increase of $0.7 million generated by Core Office Properties, due to the following:

•	A net increase of $0.3 million primarily attributable to the following changes in occupancy:

•

An increase of $2.0 million in our Los Angeles office portfolio primarily due to an increase in average occupancy of 3.0% in the Los Angeles office portfolio to 96.1% for the six months ended June 30, 2008, from 93.1% for the six months ended June 30, 2007;

•

An offsetting decrease of $1.4 million in rental income from our San Diego office portfolio primarily due to a decrease in average occupancy of 4.2% in the San Diego office portfolio to 91.9% for the six months ended June 30, 2008, from 96.1% for the six months ended June 30, 2007. The decrease in average occupancy is primarily attributable to three vacant buildings representing approximately 243,900 rentable square feet; and

•	An offsetting decrease of $0.3 million in our Orange County office portfolio.

•	An increase of $0.9 million generated from the amortization of deferred revenue related to tenant-funded tenant improvements; and

•	An offsetting decrease of $0.5 million in parking income primarily attributable to one lease in our Los Angeles Core Office Portfolio.

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $3.9 million, or 39.7%, to $13.8 million for the six months ended June 30, 2008, compared to $9.9 million for the six months ended June 30, 2007, due to the following:

•	An increase of $2.1 million generated by the 2007 Office Development Properties;

•	An increase of $1.3 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below; and

•	An increase of $0.5 million generated by the 2007 Office Redevelopment Properties.

Other Property Income

Other property income from Office Properties decreased $2.4 million, or 79.1%, to $0.6 million for the six months ended June 30, 2008, compared to $3.0 million for the six months ended June 30, 2007, primarily due to $2.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego included in other property income for the six months ended June 30, 2007. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property and Related Expenses

Total expenses from Office Properties increased $7.7 million, or 27.9%, to $35.4 million for the six months ended June 30, 2008, compared to $27.7 million for the six months ended June 30, 2007.

Property Expenses

Property expenses from Office Properties increased $2.9 million, or 15.2%, to $22.1 million for the six months ended June 30, 2008, compared to $19.2 million for the six months ended June 30, 2007, due to the following:

•	An increase of $2.2 million generated by the Core Office Portfolio, due to the following:

•	An increase of $1.6 million attributable to general increases in certain recurring operating costs such as utilities, janitorial and other service-related costs; and

•	An increase of $0.6 million attributable to higher repairs and maintenance expenses;

•	An increase of $0.5 million generated by the 2007 Office Development Properties; and

•	An increase of $0.2 million generated by the 2007 Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $1.0 million, or 13.3%, to $8.9 million for the six months ended June 30, 2008, compared to $7.9 million for the six months ended June 30, 2007, due to the following:

•	An increase of $1.1 million attributable to the 2007 Office Development Properties;

•	An increase of $0.1 million attributable to the 2007 Office Redevelopment Properties; and

•

An offsetting decrease of $0.2 million attributable to the Core Office Portfolio, primarily due to the reversal of accruals for estimated supplemental tax assessments related to recently constructed tenant improvements, at which the enrolled value was lower than anticipated.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $3.7 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to the following:

•

An increase of $3.1 million due to increasing the provision for bad debts for the deferred rent receivable balance related to the Favrille lease. (See Note 9 to our consolidated financial statements included with this report for additional information);

•	An increase of $0.6 million primarily due to changes in our estimates of collectibility of receivables from certain other watchlist tenants.

We evaluate our reserve levels on a quarterly basis.

Net Operating Income

As a result of the items discussed above, net operating income from Office Properties increased $7.7 million, or 9.6%, to $88.4 million for the six months ended June 30, 2008, compared to $80.7 million for the six months ended June 30, 2007, due to the following:

•	An increase of $12.3 million generated 2007 Office Development Properties;

•	An increase of $1.5 million generated by 2007 Office Redevelopment Properties; and

•	An offsetting decrease of $6.1 million attributable to the Core Office Portfolio primarily due to the following:

•	A decrease of $2.4 million in other property income during the six months ended June 30, 2008 as discussed above; and

•	An increase of $3.7 million in the provision for bad debts during the six months ended June 30, 2008 as discussed above.

Industrial Properties

	Total Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change
	(in thousands, except percentage data)
Operating revenues:
Rental income	$14,461	$13,489	$972	7.2%
Tenant reimbursements	2,052	1,712	340	19.9
Other property income	134	57	77	135.1

Total	16,647	15,258	1,389	9.1

Property and related expenses:
Property expenses	1,192	1,327	(135)	(10.2)
Real estate taxes	1,385	1,332	53	4.0
Provision for bad debts	137	22	115	522.7

Total	2,714	2,681	33	1.2

Net operating income	$13,933	$12,577	$1,356	10.8%

(1)	The Total Industrial Portfolio is the same as our Core Industrial Portfolio at June 30, 2008, which represents properties owned and stabilized at January 1, 2007 and still owned and stabilized at June 30, 2008.

Operating Revenues

Total revenues from Industrial Properties increased $1.4 million, or 9.1%, to $16.7 million for the six months ended June 30, 2008, compared to $15.3 million for the six months ended June 30, 2007.

Rental Income

Rental income from Industrial Properties increased $1.0 million, or 7.2%, to $14.5 million for the six months ended June 30, 2008, compared to $13.5 million for the six months ended June 30, 2007. This increase was primarily attributable to an increase in rental rates in connection with new leases at two of our Orange County Industrial Properties and an increase in occupancy. Average occupancy increased 1.4% to 92.7% for the six months ended June 30, 2008, compared to 91.3% for the six months ended June 30, 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.3 million, or 19.9%, to $2.0 million for the six months ended June 30, 2008, compared to $1.7 million for the six months ended June 30, 2007. The increase in tenant reimbursements was primarily attributable to an increase in repairs and maintenance and other service-related costs.

Property and Related Expenses

Total expenses from Industrial Properties remained consistent at approximately $2.7 million for the six months ended June 30, 2008, compared to the same period in June 30, 2007.

Property Expenses

Property expenses from Industrial Properties decreased $0.1 million, or 10.2%, to $1.2 million for the six months ended June 30, 2008, compared to $1.3 million for the six months ended June 30, 2007, due to the following:

•	A decrease of $0.5 million attributable to a credit recorded in June 2008 for insurance proceeds received in connection with a casualty loss at one of our Industrial Properties in 2006.

•	An offsetting increase of $0.4 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to the following:

•	An increase of $0.2 million in repairs and maintenance and other service-related costs; and

•	An increase of $0.2 million primarily due to non-reimbursable legal fees.

Provision for Bad Debts

The provision for bad debts from Industrial Properties increased by $0.1 million, or 522.7%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, primarily due to changes in our estimates of the collectibility of receivables from certain watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net operating income from Industrial Properties increased $1.4 million, or 10.8%, to $13.9 million for the six months ended June 30, 2008, compared to $12.5 million for the six months ended June 30, 2007, primarily due to an increase in occupancy in the Core Industrial Portfolio as discussed above.

Other Income and Expenses

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Gross interest expense and loan cost amortization	$28,241	$27,580	$661	2.4%
Capitalized interest and loan cost amortization	(9,080)	(9,852)	772	7.8

Interest expense	$19,161	$17,728	$1,433	8.1%

Gross interest and loan cost amortization before the effect of capitalized interest and loan cost amortization increased $0.7 million, or 2.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to the following:

•

An increase in our average debt balance associated with our development activities and the repurchase of shares of our common stock during the six months ended June 30, 2008 compared to the six months ended June 30, 2007; and

•	An offsetting decrease in our weighted-average interest rate from approximately 5.8% for the six months ended June 30, 2007 to approximately 4.9% for the six months ended June 30, 2008.

Capitalized interest and loan cost amortization decreased $0.8 million, or 7.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to the following:

•

A decrease in our weighted-average interest rate as noted above, which caused a corresponding decrease in the capitalization rate applied to development asset balances qualifying for interest capitalization; and

•

An offsetting increase attributable to higher average development asset balances qualifying for interest capitalization during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $7.2 million, or 21.0%, to $41.4 million for the six months ended June 30, 2008 compared to $34.2 million for the six months ended June 30, 2007, due to the following:

•	An increase of $4.5 million from the 2007 Office Development Properties;

•

An increase of $2.2 million from the Core Office Portfolio and the Industrial Properties due to asset additions and changes in the estimated useful lives for certain unamortized leasing commissions; and

•	An increase of $0.5 million from the 2007 Office Redevelopment Properties.

Other Income

Total other income decreased approximately $0.6 million, or 65.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to the following:

•	A decrease of $0.3 million due to lower cash balances and lower interest rates during the six months ended June 30, 2008 compared to the six months ended June 30, 2007;

•

A decrease of $0.2 million due to interest earned in January 2007 on the funds held at a qualified intermediary for an exchange of real property pursuant to Section 1031 of the Internal Revenue Code (a “Section 1031 Exchange”). In January 2007, we used these funds to partially fund two acquisitions to complete a Section 1031 Exchange; and

•

A decrease of $0.1 million due to the fair value adjustment on our marketable securities held in connection with our deferred compensation plan during the six months ended June 30, 2008. We did not hold any marketable securities during the six months ended June 30, 2007.

Lease Information

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000s)(2)
Office Properties:
Remaining 2008	28	462,597	6.2%	$13,537
2009	66	693,545	9.2	17,756
2010	73	1,317,642	17.6	32,129
2011	49	507,180	6.8	10,431
2012	39	529,481	7.1	14,738
2013	33	526,575	7.0	12,965

Total Office	288	4,037,020	53.9	101,556

Industrial Properties:
Remaining 2008	2	63,424	1.8	725
2009	14	786,203	22.8	5,268
2010	15	413,485	12.0	3,250
2011	12	345,634	10.0	3,217
2012	10	591,672	17.1	4,112
2013	3	295,369	8.6	2,181

Total Industrial	56	2,495,787	72.3	18,753

Total	344	6,532,807	59.6%	$120,309

(1)	The information presented reflects leasing activity through the date of this filing. For leases that have been renewed early or space that has been released to a new tenant, the expiration date and annualized base rental revenue information presented takes into consideration the renewed or released lease terms. Excludes space leased under month-to-month leases and vacant space at June 30, 2008.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leasing Activity by Segment Type

For the three months ended June 30, 2008

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	7	4	32,643	43,431	21.3%	4.2%	29.1%	53
Industrial Properties		4		362,777	16.5	(8.8)	98.6	57

Total portfolio	7	8	32,643	406,208	17.8%	(4.5)%	78.8%	56

Leasing Activity by Segment Type

For the six months ended June 30, 2008

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	14	14	139,485	85,321	48.7%	29.9%	41.4%	62
Industrial Properties	3	7	164,727	425,187	20.7	(3.3)	72.0	57

Total portfolio	17	21	304,212	510,508	33.7%	11.5%	64.1%	58

(1)	Represents leasing activity for leases commencing during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

Development and Redevelopment Programs

We believe that a portion of our future potential growth will continue to come from our development pipeline. We continue to seek and obtain development opportunities throughout Southern California and specifically in our core markets. We have made significant progress in expanding our development program through targeted acquisitions of redevelopment opportunities and undeveloped land.

In February 2008, we executed two lease agreements with Bridgepoint Education, Inc. (“Bridgepoint”) totaling approximately 289,700 rentable square feet. In the third quarter of 2008, Bridgepoint will lease 100% of the approximately 147,500 rentable square feet at Kilroy Sabre Springs—Phase III, which is currently under construction. In the third quarter of 2009, Bridgepoint will expand its occupancy at 13500 Evening Creek Drive from approximately 119,800 rentable square feet at June 30, 2008 to approximately 142,200 rentable square feet. Both leases are scheduled to expire in June 2018. Bridgepoint is currently projected to become our third largest tenant in the third quarter of 2008 and to become our second largest tenant in the third quarter of 2009, based on its percentage of our projected total annualized base rental revenues.

We believe that another possible source of potential future growth is redevelopment opportunities within our existing portfolio or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land for development.

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

The following tables set forth certain information regarding our office development and redevelopment properties in-process as of June 30, 2008.

Development Properties

Property Name / Submarket / City	Actual/ Estimated Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Total Estimated Investment(2)(3)	Total Costs as of June 30, 2008(3)(4)	Percentage Leased
			($ in millions)
Property In Lease-up
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	$22.0	$15.7	0%
Properties Under Construction
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	147,533	65.5	51.6	100	%(5)
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	3rd Qtr 2008	3rd Qtr 2008	146,156	50.0	47.3	100	%(6)
Sorrento Gateway-Lot 1(7) Sorrento Mesa San Diego, CA	4th Qtr 2008	4th Qtr 2009	50,925	22.5	12.1	0%

Total			400,114	$160.0	$126.7	73%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at June 30, 2008.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of June 30, 2008.
(5)	This building was leased to Bridgepoint in February 2008. See additional information regarding Bridgepoint above.
(6)	This building was leased to Scripps Health in July 2006.
(7)	We are developing this property for medical office use.

Redevelopment Properties

Property Name / Submarket /City	Actual Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs	Total Estimated Investment(3)	Total Costs as of June 30, 2008(3)(4)	Percentage Leased
				($ in millions)
Properties In Lease-up
2240 E. Imperial Highway Kilroy Airport Center El Segundo, CA	3rd Qtr 2007	3rd Qtr 2008	107,041	$5.0	$16.7	$21.7	$18.9	100	%(5)
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	103,900	24.7	10.4	35.1	30.7	19%

Total			210,941	$29.7	$27.1	$56.8	$49.6	60%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of June 30, 2008, including the existing investment at commencement of redevelopment. See footnote (2) above.
(5)	In July 2008, we executed a lease amendment with DIRECTV Group, Inc. for the remaining 24,500 rentable square feet of this property.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and maintenance-related capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Credit Facility, proceeds received from our property disposition program, construction loans and the public or private issuance of debt or equity securities. As of June 30, 2008, our total debt as a percentage of total market capitalization was 38.6%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 45.3%.

As of June 30, 2008, we had borrowings of $159 million outstanding under the Credit Facility and borrowing capacity of approximately $391 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing (3.48% at June 30, 2008). We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

One of our fixed-rate mortgage notes payable had a principal balance of $72.6 million at June 30, 2008 and is scheduled to mature in August 2008. We currently plan to repay this mortgage note by borrowing from the Credit Facility.

During the six months ended June 30, 2008, we repurchased 239,475 shares of our common stock in open market transactions for an aggregate price of approximately $11.5 million, or $48.23 per share. These repurchases were made pursuant to a share repurchase program approved by our Board of Directors and were funded through borrowings on our Credit Facility. As of June 30, 2008, an aggregate of 988,025 shares remained eligible for repurchase under this share repurchase program. We may opt to repurchase additional shares of our common stock in the future depending upon market conditions.

We have the ability to repurchase the Notes in open market transactions. We may opt to repurchase the Notes in the future depending upon market conditions and our financial position.

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth, a limit of the ratio of development activities to total assets and a maximum ratio of dividend payments to FFO. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at June 30, 2008.

Debt Composition

The composition of our aggregate debt balances at June 30, 2008 and December 31, 2007 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Secured vs. unsecured:
Secured	34.0%	35.6%	5.6%	5.9%
Unsecured	66.0	64.4	3.8	4.2
Fixed rate vs. variable rate:
Fixed rate	83.2	86.8	4.6	4.7
Variable rate	16.8	13.2	3.4	5.9
Total debt/interest rate			4.4	4.8
Total debt/interest rate including loan costs			4.8	5.2

The following is our total capitalization at June 30, 2008:

	Shares/Units at June 30, 2008	Aggregate Principal Amount or $ Value Equivalent	% of Total Capitalization
	($ in thousands)
Debt:
Secured debt		$392,511	13.1%
Exchangeable senior notes(1)		460,000	15.4
Unsecured senior notes		144,000	4.8
Credit Facility		159,000	5.3

Total debt		$1,155,511	38.6

Equity:
7.450% Series A cumulative redeemable preferred units(2)	1,500,000	$75,000	2.5
7.800% Series E cumulative redeemable preferred stock(3)	1,610,000	40,250	1.3
7.500% Series F cumulative redeemable preferred stock(3)	3,450,000	86,250	2.9
Common limited partnership units outstanding(4)	2,188,340	102,918	3.4
Common shares outstanding(4)	32,652,346	1,535,640	51.3

Total equity		$1,840,058	61.4

Total Capitalization		$2,995,569	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.4 million at June 30, 2008.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on the closing price per share of our common stock of $47.03 at June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008 and as of the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for our future development, redevelopment, acquisitions, share repurchases and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from potential dispositions. The following is a summary of the sources and uses of cash for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

	Six months ended June 30,
	2008	2007	Dollar Change	Percentage Change
	($in thousands)
Net cash provided by operating activities	$64,120	$74,617	$(10,497)	(14.1)%
Net cash used in investing activities	(50,778)	(131,886)	81,108	(61.5)
Net cash (used in) provided by financing activities	(20,707)	56,455	(77,162)	(136.7)

Operating Activities

Our net cash provided by operating activities decreased by $10.5 million, or 14.1%, to $64.1 million for the six months ended June 30, 2008, compared to $74.6 million for the six months ended June 30, 2007, due to the following:

•

A decrease of $4.6 million in cash received from tenants for reimbursement of tenant-funded tenant improvements during the six months ended June 30, 2008 compared to the six months ended June 30, 2007;

•

An increase of $4.1 million in cash paid for interest during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to a change in the composition of the Company’s debt structure and the timing of interest payments as a result of the issuance of the Notes in April 2007;

•	An increase of $3.6 million in cash incentive compensation paid during the six months ended June 30, 2008 compared to the six months ended June 30, 2007; and

•

An offsetting increase of $1.8 million primarily attributable to an increase in cash flow from property operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Investing Activities

Net cash used in investing activities decreased by $81.1 million, or 61.5%, to $50.8 million for the six months ended June 30, 2008, compared to $131.9 million for the six months ended June 30, 2007 due to the following:

•	A decrease of $71.4 million in development expenditures for the six months ended June 30, 2008 compared to the six months ended June 30, 2007;

•	A decrease of $6.1 million in capital expenditures for operating properties for the six months ended June 30, 2008 compared to the six months ended June 30, 2007; and

•	A decrease of $2.6 million in net expenditures for property acquisitions and dispositions during the six months ended June 30, 2007.

Financing Activities

Net cash used in financing activities fluctuated by $77.2 million, or 136.7%, to $20.7 million for the six months ended June 30, 2008, compared to $56.5 million provided by financing activities for the six months ended June 30, 2007, due to the following:

•

An increase of $11.5 million in cash paid to repurchase shares of our common stock for the six months ended June 30, 2008 compared to June 30, 2007 (see Note 5 to our consolidated financial statements included with this report for additional information). We did not repurchase any shares of our common stock during the six months ended June 30, 2007;

•	A decrease of $63.2 million in net proceeds received from debt financings during the six months ended June 30, 2008 as compared to six months ended June 30, 2007; and

•

An increase of $1.9 million in our dividends and distributions paid to common stockholders and common unitholders for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to a 4.5% increase in our dividends per common share during the first quarter of 2008.

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

The following table presents our FFO for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net income available for common stockholders	$5,581	$13,090	$15,445	$29,572
Adjustments:
Minority interest in earnings of Operating Partnership	375	906	1,039	2,049
Depreciation and amortization of real estate assets	21,339	17,526	41,010	34,551
Net gain on dispositions of operating properties	(234)	(4,848)	(234)	(13,474)

Funds From Operations(1)	$27,061	$26,674	$57,260	$52,698

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that may include the periodic use of derivative instruments. As of June 30, 2008 and 2007, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2007 to June 30, 2008 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at June 30, 2008 and December 31, 2007. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The table below presents principal cash flows and related weighted average interest rates, excluding loan cost amortization, by contractual maturity dates at June 30, 2008. The table also presents comparative summarized information for financial instruments held at December 31, 2007. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both June 31, 2008 and December 31, 2007.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						June 30, 2008		December 31, 2007
	Remaining 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Credit Facility			$159.0				$159.0	$158.1	$111.0	$110.2
Variable-rate index			LIBOR				LIBOR		LIBOR
Notes					$460.0		$460.0	$380.8	$460.0	$399.4
Fixed interest rate					3.25%		3.25%		3.25%
Other fixed-rate			$61.0			$83.0	$144.0	$126.3	$144.0	$145.3
Weighted average fixed interest rate			5.72%			6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5				$35.5	$34.8	$35.5	$35.6
Variable-rate index			LIBOR				LIBOR		LIBOR
Fixed-rate	$76.7	$81.6	$6.5	$75.0	$103.4	$13.8	$357.0	$340.0	$360.4	$369.0
Weighted average fixed interest rate	3.96%	7.16%	6.63%	6.69%	5.42%	6.91%	5.85%		5.86%

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report.

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

ITEM 1A.    RISK FACTORS—There have been no material changes to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1–April 30, 2008	3,523	(1)	$49.11	—	—
May 1–May 31, 2008	—		—	—	—
June 1–June 30, 2008	79,818	(2)	49.61	79,818	988,025

Total	83,341		$49.59	79,818	988,025

(1)	In April 2008, a total of 3,523 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(2)	In June 2008, we repurchased 79,818 shares of our common stock in open market transactions for an aggregate price of approximately $4.0 million, or $49.61 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of our stockholders on May 20, 2008, our stockholders elected John B. Kilroy, Sr. for a term expiring in 2011 (27,247,347 votes for and 742,780 votes withheld), Edward F. Brennan for a term expiring in 2011 (26,066,438 votes for and 1,923,689 votes withheld), and Scott S. Ingraham for a term expiring in 2010 (27,287,452 votes for and 702,675 votes withheld) as directors of the Company. The stockholders also voted on a stockholder proposal relating to the declassification of our board of directors (23,166,473 votes for, 1,839,710 votes against, 24,019 abstentions, and 2,959,925 broker non-votes).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2008.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)