Form 10-Q
period 2008-09-30
KILROY REALTY CORP
filed 2008-10-29
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 28, 2008, 33,086,957 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$334,634	$324,779
Buildings and improvements	1,861,769	1,719,700
Undeveloped land and construction in progress	257,135	324,077

Total real estate held for investment	2,453,538	2,368,556
Accumulated depreciation and amortization	(514,712)	(463,932)

Total real estate assets, net	1,938,826	1,904,624

CASH AND CASH EQUIVALENTS	10,055	11,732
RESTRICTED CASH	1,503	546
MARKETABLE SECURITIES (Note 7)	2,243	707
CURRENT RECEIVABLES, NET	4,658	4,891
DEFERRED RENT RECEIVABLES, NET	64,444	67,283
NOTES RECEIVABLE	10,870	10,970
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	54,044	54,418
DEFERRED FINANCING COSTS, NET	6,731	8,492
PREPAID EXPENSES AND OTHER ASSETS, NET	6,124	5,057

TOTAL ASSETS	$2,099,498	$2,068,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 2)	$317,878	$395,912
Exchangeable senior notes, net (Note 2)	456,780	456,090
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 2)	237,000	111,000
Accounts payable, accrued expenses and other liabilities	58,938	58,249
Accrued distributions (Note 13)	21,422	20,610
Deferred revenue and acquisition-related liabilities (Note 3)	75,012	59,187
Rents received in advance and tenant security deposits	18,785	18,433

Total liabilities	1,329,815	1,263,481

COMMITMENTS AND CONTINGENCIES (NOTE 8)

MINORITY INTERESTS:
7.45% Series A cumulative redeemable preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership (Note 4)	29,125	38,309

Total minority interests	102,763	111,947

STOCKHOLDERS’ EQUITY (Notes 5 and 6):
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E cumulative redeemable preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F cumulative redeemable preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 33,086,957 and 32,765,893 shares issued and outstanding, respectively	331	328
Additional paid-in capital	661,019	658,894
Distributions in excess of earnings	(116,012)	(87,512)

Total stockholders’ equity	666,920	693,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,099,498	$2,068,720

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Rental income	$64,546	$58,596	$188,337	$167,547
Tenant reimbursements	7,269	6,392	23,148	18,002
Other property income	5,285	129	6,046	3,182

Total revenues	77,100	65,117	217,531	188,731

EXPENSES:
Property expenses	12,824	11,481	36,185	32,051
Real estate taxes	5,827	5,182	16,149	14,402
Provision for bad debts (Note 9)	9	(111)	3,668	(310)
Ground leases	431	398	1,226	1,190
General and administrative expenses	9,627	8,719	28,050	27,227
Interest expense	9,727	9,009	28,888	26,737
Depreciation and amortization	20,661	18,334	62,063	52,556

Total expenses	59,106	53,012	176,229	153,853

OTHER INCOME (LOSS):
Interest and other investment income (loss)	(149)	305	192	1,295

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	17,845	12,410	41,494	36,173

MINORITY INTERESTS:
Distributions on cumulative redeemable preferred units	(1,397)	(1,397)	(4,191)	(4,191)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(870)	(557)	(1,882)	(1,601)

Total minority interests	(2,267)	(1,954)	(6,073)	(5,792)

INCOME FROM CONTINUING OPERATIONS	15,578	10,456	35,421	30,381
DISCONTINUED OPERATIONS (Note 11):
Revenues from discontinued operations	—	2,804	199	7,897
Expenses from discontinued operations	—	(1,763)	—	(4,873)
Net gain on dispositions of discontinued operations	—	—	234	13,474
Minority interest in earnings of Operating Partnership attributable to discontinued operations	—	(67)	(27)	(1,072)

Total income from discontinued operations		974	406	15,426

NET INCOME	15,578	11,430	35,827	45,807
PREFERRED DIVIDENDS	(2,402)	(2,402)	(7,206)	(7,206)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$13,176	$9,028	$28,621	$38,601

Income from continuing operations per common share—basic (Note 12)	$0.41	$0.25	$0.87	$0.71

Income from continuing operations per common share—diluted (Note 12)	$0.40	$0.25	$0.87	$0.71

Net income per common share—basic (Note 12)	$0.41	$0.28	$0.88	$1.19

Net income per common share—diluted (Note 12)	$0.40	$0.28	$0.88	$1.19

Weighted average shares outstanding—basic (Note 12)	32,338,796	32,373,228	32,381,993	32,364,457

Weighted average shares outstanding—diluted (Note 12)	32,534,772	32,501,719	32,533,212	32,491,009

Dividends declared per common share	$0.580	$0.555	$1.740	$1.665

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Total
		Number of Shares	Common Stock
BALANCE AT DECEMBER 31, 2007	$121,582	32,765,893	$328	$658,894	$(87,512)	$693,292
Net income					35,827	35,827
Repurchase of common stock (Note 5)		(299,777)	(3)	(14,767)		(14,770)
Issuance of nonvested shares of common stock (Note 6)		184,245	2	2,165		2,167
Non-cash amortization of share-based compensation				7,172		7,172
Exercise of stock options		1,000		21		21
Exchange of common units of the Operating Partnership (Note 4)		435,596	4	10,571		10,575
Adjustment for minority interest				(3,037)		(3,037)
Preferred dividends					(7,206)	(7,206)
Dividends declared per common share ($1.74 per share)					(57,121)	(57,121)

BALANCE AT SEPTEMBER 30, 2008	$121,582	33,086,957	$331	$661,019	$(116,012)	$666,920

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,827	$45,807
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	61,474	53,111
Increase (decrease) in provision for uncollectible tenant receivables	291	(310)
Increase in provision for uncollectible deferred rent receivables	3,377
Distributions on cumulative redeemable preferred units	4,191	4,191
Minority interests in earnings of Operating Partnership	1,909	2,673
Depreciation of furniture, fixtures and equipment	589	642
Non-cash amortization of share-based compensation awards	11,372	11,117
Non-cash amortization of deferred financing costs and debt discount	2,347	2,028
Non-cash amortization of above/below market rents, net	(484)	(920)
Net gain on dispositions of operating properties (Note 11)	(234)	(13,474)
Non-cash amortization of deferred revenue related to tenant improvements (Note 3)	(8,907)	(2,752)
Insurance proceeds received for a property casualty loss	(531)
Non-cash lease termination fee		(259)
Changes in assets and liabilities:
Marketable securities	(1,536)	(455)
Current receivables	(58)	1,969
Deferred rent receivables	(538)	(4,884)
Deferred leasing costs	87	(1,304)
Prepaid expenses and other assets	(1,715)	(1,373)
Accounts payable, accrued expenses and other liabilities	3,727	13,045
Deferred revenue	3,902	7,129
Rents received in advance and tenant security deposits	352	758

Net cash provided by operating activities	115,442	116,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(19,373)	(31,868)
Expenditures for development and redevelopment properties	(56,175)	(154,421)
Acquisition of redevelopment property and undeveloped land		(68,970)
Proceeds received from 1031 exchange completion		43,794
Net proceeds received from dispositions of operating properties (Note 11)	275	14,473
Proceeds from termination of profit participation agreement		4,848
Insurance proceeds received for a property casualty loss	531
Decrease in escrow deposits		3,000
Increase in restricted cash	(957)	(868)
Receipt of principal payments on note receivable	100	94
Proceeds from sales of marketable securities		259

Net cash used in investing activities	(75,599)	(189,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable senior notes, net of discount		455,400
Cost of capped call options on common stock		(29,050)
Net borrowings (repayments) on unsecured line of credit	126,000	(224,000)
Principal payments on secured debt	(80,815)	(60,915)
Repurchase of common stock (Note 5)	(14,770)	(2,631)
Financing costs	(694)	(5,616)
Proceeds from exercise of stock options	21	29
Dividends and distributions paid to common stockholders and common unitholders	(59,865)	(57,193)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(11,397)	(11,397)

Net cash (used in) provided by financing activities	(41,520)	64,627

Net decrease in cash and cash equivalents	(1,677)	(8,293)
Cash and cash equivalents, beginning of period	11,732	11,948

Cash and cash equivalents, end of period	$10,055	$3,655

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $12,272 and $13,400 at September 30, 2008 and 2007, respectively	$25,210	$20,450

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Tenant improvements funded directly by tenants to third parties	$21,333	$27,882

Accrual for expenditures for operating properties and development and redevelopment properties	$6,232	$12,015

Accrual of dividends and distributions payable to common stockholders and common unitholders	$20,208	$19,400

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Accrual of public facility bond obligation (Note 2)	$2,781

Issuance of share-based compensation awards (Note 6)	$10,054	$23,633

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 4)	$10,575	$1,837

Accrued costs for issuance of exchangeable senior notes		$778

Non-cash receipt of marketable securities in connection with a lease termination		$259

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2008 and 2007

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of September 30, 2008, the Company’s stabilized portfolio of operating properties was comprised of 88 office buildings (the “Office Properties”) and 43 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.3 million and 3.9 million rentable square feet, respectively. As of September 30, 2008, the Office Properties were approximately 89.5% leased to 296 tenants, and the Industrial Properties were approximately 93.4% leased to 64 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes development and redevelopment properties currently under construction and “lease-up” properties (collectively, the “in-process development and redevelopment properties”). The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of September 30, 2008, the in-process development and redevelopment properties included one building that was under construction and three lease-up properties, which in aggregate will encompass approximately 358,000 rentable square feet of new office space when completed. All of the in-process development and redevelopment properties are in the San Diego region of Southern California. In the third quarter of 2008, the Company added one development property and one redevelopment property to the Company’s stabilized portfolio, which in aggregate encompass approximately 253,000 rentable square feet of new office space.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 94.9% general partnership interest as of September 30, 2008. The remaining 5.1% common limited partnership interest in the Operating Partnership as of September 30, 2008, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 4). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

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

Accounting Pronouncements Adopted in 2008

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

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. Management is currently evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company currently believes that the application of SFAS 157 to its non-financial assets and non-financial liabilities will not have a material impact to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which the Company has not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

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

Effective October 10, 2008, the Company adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of FSP FAS 157-3 did

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not have a material impact on the Company’s consolidated financial statements since the Company generally does not record its financial assets and liabilities at fair value.

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

Recent Accounting Pronouncements to be Adopted in Future Reporting Periods

In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. Management believes that FSP APB 14-1 will impact the accounting for the Company’s 3.25% Exchangeable Senior Notes (the “Notes”) and will have a material impact on the Company’s consolidated balance sheets and results of operations.

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

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Company believes that FSP EITF 03-6-1 will require the Company to include the impact of its nonvested shares of common stock and restricted stock units in earnings per share using this more dilutive methodology. However, the Company currently believes that FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements and results of operations based upon the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Management is currently evaluating whether the adoption of EITF 07-5 will have an impact on the accounting for the Notes and related capped call option transactions.

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

2.    Unsecured and Secured Debt

Unsecured Line of Credit

The Company has a $550 million unsecured line of credit (the “Credit Facility”), under which the Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature. As of September 30, 2008, the Company had borrowings of $237 million outstanding under the Credit Facility and borrowing capacity of approximately $313 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (3.9% at September 30, 2008). The Credit Facility matures in April 2010 with a feature to extend the maturity for one year at the Company’s option. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Debt

In February 2008, the City of Carlsbad issued public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels. Of the Company’s $3.5 million maximum obligation under the Bonds, $2.8 million was assessed to the Company and is reported as secured debt on the consolidated balance sheet at September 30, 2008 since the Company’s obligation was fixed and determinable. Principal and interest payments for the Bonds will be charged to the Company through the assessment of special property taxes.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a limit of the ratio of development activities to total assets. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at September 30, 2008.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three and nine months ended September 30, 2008 and 2007. The interest and loan cost amortization are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Gross interest expense and loan cost amortization	$13,912	$13,590	$42,152	$41,169
Capitalized interest and loan cost amortization	(4,185)	(4,581)	(13,264)	(14,432)

Interest expense	$9,727	$9,009	$28,888	$26,737

3.    Deferred Revenue and Acquisition-Related Liabilities

Deferred revenue and acquisition-related liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$72,081	$55,779
Acquisition-related liabilities—below-market leases	1,296	1,801
Other deferred revenue	1,635	1,607

Total	$75,012	$59,187

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue related to tenant-funded tenant improvements

During the nine months ended September 30, 2008, the Company recorded an additional $25.2 million of deferred revenue related to tenant-funded tenant improvements. This amount primarily represents the cost of the tenant improvements paid for or reimbursed by the tenant in connection with four significant leases. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the respective properties.

During the three months ended September 30, 2008 and 2007, $5.1 million and $1.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. During the nine months ended September 30, 2008 and 2007, $8.9 million and $2.8 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at September 30, 2008 for the remainder of 2008, the next five years and thereafter:

Year	(in thousands)
Remaining 2008	$4,173
2009	8,582
2010	8,184
2011	7,823
2012	6,977
2013	6,749
Thereafter	29,593

Total	$72,081

4.    Minority Interests

Common Limited Partnership Unitholders

The Company owned a 94.9%, 93.7% and 93.5% common general partnership interest in the Operating Partnership as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The remaining 5.1%, 6.3% and 6.5% common limited partnership interest as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common limited partnership units. The common limited partnership units may be redeemed by unitholders for cash. The Company may, at its option, satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the redemption value for each common limited partnership unit of the Operating Partnership as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the New York Stock Exchange (“NYSE”) for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of September 30, 2008 and December 31, 2007, the aggregate redemption value of the then-outstanding common limited partnership units of the Operating Partnership was $85.2 million and $119.2 million, respectively.

Exchange of Common Limited Partnership Units

During the nine months ended September 30, 2008, an aggregate 435,596 common limited partnership units of the Operating Partnership were exchanged into shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common limited partnership unitholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Stockholders’ Equity

Share Repurchases

During the nine months ended September 30, 2008, the Company repurchased 239,475 shares of its common stock in open market transactions for an aggregate price of approximately $11.5 million, or $48.23 per share. These repurchases were made pursuant to a share repurchase program approved by the Company’s Board of Directors and were funded through borrowings on the Company’s Credit Facility. As of September 30, 2008, an aggregate of 988,025 shares remained eligible for repurchase under this share repurchase program. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company accepted the return, at the current quoted market price, of 60,302 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period. There were no returns of shares of the Company’s common stock by employees during the three months ended September 30, 2008.

Rights Agreement

In October 1998, the Company adopted a Rights Agreement. In connection therewith, common stockholders of record on October 15, 1998 received one preferred share purchase right for each share of the Company’s outstanding common stock. The Rights Agreement expired in October 2008, and the Company reclassified and redesignated its Series B Junior Participating Preferred Stock as Preferred Stock.

6.    Share-Based Compensation

Share-Based Incentive Plan

At September 30, 2008, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), under which awards were available to be granted. At September 30, 2008, there were 1,120,290 shares and share-based awards available to be granted under the 2006 Plan. Under the Company’s Stock Award Deferral Program, participants may defer receipt of awards of nonvested shares of common stock that may be granted under the 2006 Plan by electing to receive an equivalent number of restricted stock units (“RSUs”) in lieu of such awards of nonvested shares of common stock.

The following summarizes the share-based compensation programs approved and the share-based awards granted during the nine months ended September 30, 2008 and the 2007 program for the executive officers that was still in the performance period as of September 30, 2008.

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

As of September 30, 2008, the Company was still in the performance period for the Development Performance Program (“DPP”), which was approved by the Executive Compensation Committee in 2007. The

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incentive award that may be earned under the DPP will be based on whether certain future specified development completion and leasing targets are achieved for development and redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. Performance is measured independently for the development completion and development leasing components of the DPP. If the development completion and development leasing targets individually are not achieved, no award would be earned under that component of the DPP. The Company estimates that any nonvested shares of common stock or other equity-based instruments that could potentially be earned under the development completion component of the DPP would be granted in the fourth quarter of 2008, and any nonvested shares of common stock or other equity-based instruments that could potentially be earned under the development leasing component of the DPP would be granted in the first half of 2009.

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

Summary of nonvested shares of common stock

A summary of the status of the Company’s nonvested shares of common stock as of January 1, 2008 and changes during the nine months ended September 30, 2008, is presented below:

Nonvested Shares of Common Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	237,833	$80.35
Granted(1)	184,245	52.38
Vested	(51,840)	59.20

Nonvested at September 30, 2008	370,238	$68.94

(1)	Includes 100,075 nonvested shares of common stock awarded to the executive officers on December 31, 2007 under the 2007 Annual Long-Term Incentive Program, which were issued and outstanding on January 1, 2008.

The total fair value of shares that vested during the nine months ended September 30, 2008 and 2007 was $2.6 million and $6.8 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of RSUs

A summary of the status of the Company’s RSUs as of January 1, 2008 and changes during the nine months ended September 30, 2008, is presented below:

	Nonvested Restricted Stock Units	Vested Restricted Stock Units	Total Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2008	—	—	—	$—
Granted	7,468	—	7,468	53.58
Issuance of dividend equivalents	—	94	94	46.05

Outstanding at September 30, 2008	7,468	94	7,562	$53.49

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

Compensation cost recorded during the period

The total compensation cost for all share-based compensation programs was $4.4 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively, and $12.2 million and $11.7 million for the nine months ended September 30, 2008 and 2007, respectively. Of the total share-based compensation cost, $0.3 million and $0.2 million were capitalized as part of real estate assets for the three months ended September 30, 2008 and 2007, respectively, and $0.8 million and $0.6 million were capitalized as part of real estate assets for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $12.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2008. The $12.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2008 Annual Long-Term Incentive Program or the DPP discussed above since share-based awards have not been granted under these programs as of September 30, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Fair Value Disclosures

Financial Instruments Recorded at Fair Value

The assets held in connection with the Company’s 2007 Deferred Compensation Plan are treated as trading securities for accounting purposes. These assets are measured at fair value on a recurring basis and are reported in marketable securities on the Company’s consolidated balance sheet

Description	Fair Value Measurement at September 30, 2008 (Level I Inputs)(1)
(in thousands)
Marketable Securities	$2,243

(1)	Based on quoted prices in active markets for identical securities.

8.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative non-cash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant at September 30, 2008. The Company stopped recognizing revenue associated with this lease as of April 1, 2008.

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

9.    Significant Lease Terminations

In the second quarter of 2008, Favrille, Inc. (“Favrille”), the Company’s seventh largest tenant at June 30, 2008 based on annualized base rental revenues, notified the Company of its intention to cease its business operations and to not pay any future rental payments under its lease beyond June 2008. The Company held a $3.6 million letter of credit and a $0.3 million security deposit as credit support under the terms of the lease. At June 30, 2008 the Company increased its provision for bad debts by approximately $3.1 million to reserve for the portion of the deferred rent receivable balance related to the Favrille lease that it estimated would not be recoverable after the application of the letter of credit proceeds and security deposit. In July 2008, the Company and Favrille entered into an agreement to terminate the lease as of August 31, 2008. During the third quarter of 2008, the Company drew down the letter of credit and applied the $3.9 million letter of credit proceeds and security deposit to July and August rent and the outstanding deferred rent receivable and accounts receivable balances.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended September 30, 2008, the Company also recognized approximately $2.7 million of non-cash rental revenue, which was primarily due to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the Favrille lease. At September 30, 2008, there was a $16.9 million unamortized balance included in buildings and improvements on the Company’s consolidated balance sheet related to the tenant improvements that remain in the two buildings previously leased to Favrille. The Company believes that these tenant improvements will have value to future tenants.

In July 2008, the Company entered into agreements with Intuit Inc. (“Intuit”), the Company’s largest tenant at September 30, 2008 based on annual base rental revenues, to early terminate one of its leases in 2008 and to extend another of its leases by one year to August 2010. The lease that was terminated encompassed approximately 90,000 rentable square feet of office space and was scheduled to expire in July 2014. Intuit had the option to early terminate this lease in 2010. Intuit vacated approximately 95% of the premises in the third quarter of 2008 and is expected to vacate the remaining premises during the first quarter of 2009. The lease that was extended encompasses approximately 71,000 rentable square feet of office space and was scheduled to expire in August 2009.

In connection with the lease with Intuit that was terminated, the Company recognized a net lease termination fee of approximately $4.9 million during the third quarter of 2008, which is included in other property income. The Company will recognize approximately $0.2 million of additional other property income during the fourth quarter of 2008 through the first quarter of 2009, as Intuit will continue to occupy 5% of the space under the short-term lease.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Office Properties:
Operating revenues(1)	$68,848	$57,560	$192,632	$165,916
Property and related expenses	17,224	15,472	52,649	43,079

Net Operating Income	51,624	42,088	139,983	122,837

Industrial Properties:
Operating revenues(1)	8,252	7,557	24,899	22,815
Property and related expenses	1,867	1,478	4,579	4,254

Net Operating Income	6,385	6,079	20,320	18,561

Total Reportable Segments:
Operating revenues(1)	77,100	65,117	217,531	188,731
Property and related expenses	19,091	16,950	57,228	47,333

Net Operating Income	58,009	48,167	160,303	141,398

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total Net Operating Income for reportable segments	58,009	48,167	160,303	141,398
Unallocated other income:
Interest and other investment income (loss)	(149)	305	192	1,295
Other unallocated expenses:
General and administrative expenses	9,627	8,719	28,050	27,227
Interest expense	9,727	9,009	28,888	26,737
Depreciation and amortization	20,661	18,334	62,063	52,556

Income from continuing operations before minority interests	17,845	12,410	41,494	36,173
Minority interests attributable to continuing operations	(2,267)	(1,954)	(6,073)	(5,792)
Income from discontinued operations		974	406	15,426

Net income	15,578	11,430	35,827	45,807
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Net income available for common stockholders	$13,176	$9,028	$28,621	$38,601

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
REVENUES:
Rental income	$—	$1,963	$—	$5,876
Tenant reimbursements	—	571	—	1,747
Other property income(1)	—	270	199	274

Total revenues	—	2,804	199	7,897

EXPENSES:
Property expenses	—	832	—	2,573
Real estate taxes	—	381	—	764
Provision for bad debts	—	—	—	—
Ground leases	—	113	—	339
Depreciation and amortization	—	437	—	1,197

Total expenses	—	1,763	—	4,873

Net gain on dispositions of discontinued operations(2)	—	—	234	13,474
Minority interest in earnings of Operating Partnership attributable to discontinued operations	—	(67)	(27)	(1,072)

Total income from discontinued operations	$—	$974	$406	$15,426

(1)	Other property income for the nine months ended September 30, 2008 represents the receipt of a cash bankruptcy settlement payment related to a property that was sold in 2005.
(2)	During the nine months ended September 30, 2008, the Company recognized an additional $0.2 million net gain on the December 2007 disposition of Kilroy Airport Center Sea-Tac in connection with the resolution of a gain contingency related to the completion of certain capital improvements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available for common stockholders for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$15,578	$10,456	$35,421	$30,381
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Income from continuing operations available for common stockholders	13,176	8,054	28,215	23,175
Discontinued operations		974	406	15,426

Net income available for common stockholders—numerator for basic and diluted earnings per share	$13,176	$9,028	$28,621	$38,601

Denominator:
Basic weighted average shares outstanding	32,338,796	32,373,228	32,381,993	32,364,457
Effect of dilutive securities—nonvested shares of common stock, RSUs and stock options	195,976	128,491	151,219	126,552

Diluted weighted average shares and common share equivalents outstanding	32,534,772	32,501,719	32,533,212	32,491,009

Basic earnings per share:
Income from continuing operations available for common stockholders	$0.41	$0.25	$0.87	$0.71
Discontinued operations	—	0.03	0.01	0.48

Net income available for common stockholders	$0.41	$0.28	$0.88	$1.19

Diluted earnings per share:
Income from continuing operations available for common stockholders	$0.40	$0.25	$0.87	$0.71
Discontinued operations	—	0.03	0.01	0.48

Net income available for common stockholders	$0.40	$0.28	$0.88	$1.19

At September 30, 2008 and 2007, the effect of 61,291 and 57,074 nonvested shares of common stock, respectively, were not included in the earnings per share calculation as their effect was antidilutive to income from continuing operations available for common stockholders. At September 30, 2008 and 2007, the effect of the assumed exchange of the Notes was not included in the earnings per share calculation as its effect was antidilutive to income from continuing operations available for common stockholders. At September 30, 2008 and 2007, the Company’s employees and directors held no options to purchase shares of the Company’s common stock that were antidilutive to income from continuing operations available for common stockholders.

13.    Subsequent Events

On October 17, 2008, aggregate dividends and distributions of $20.2 million were made to common stockholders and common unitholders of record on September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the timing and strength of regional and national economic growth, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, fluctuations in availability and cost of construction materials resulting from the effects of increased worldwide demand, increased labor costs, future interest rate levels, volatility in our stock price, availability of credit and other capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date this report was filed. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see “Item 1A—Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2007 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources—Factors That May Influence Future Sources of Capital and Liquidity” below. In light of these risks, uncertainties and assumptions, the potential circumstances or events expressed or implied by the forward-looking statements in this report might not occur.

Overview and Background

We own, operate and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and we conduct substantially all of our operations through the Operating Partnership. We owned a 94.9%, 93.7% and 93.5% general partnership interest in the Operating Partnership as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

Factors That May Influence Future Results of Operations

Global Market and Economic Conditions.    In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in an adverse effects on our financial condition and results of operations.

Rental rates.    For leases that commenced during the three and nine months ended September 30, 2008, the change in rental rate was an increase of 34.4% and 33.9%, respectively, on a GAAP basis and an increase of 12.0% and 11.7%, respectively, on a cash basis. The change in rental rate on a cash basis is calculated as the change between the initial stated rent for a new or renewed lease and the ending stated rent for the expiring lease for the same space, whereas the change in rental rate on a GAAP basis compares the average rents over the term of the lease for each lease. Both calculations exclude leases for which the space was vacant longer than one year. We believe that at September 30, 2008 the weighted average cash rental rates for our properties were approximately 10% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our overall portfolio. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. Our occupancy and rental rates are impacted by general economic conditions, including the pace of regional economic growth and access to capital. An extended economic slowdown and tightening of the credit markets could have an adverse affect on our tenants and, as a result, on our future occupancy and rental rates.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the United States, declining demand for leased office or industrial properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or market due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations could be negatively affected.

Scheduled lease expirations.    In addition to the 1.1 million rentable square feet, or 9.3%, of currently available space in our stabilized portfolio, leases representing approximately 1.3% and 12.7% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2008 and in 2009, respectively. The leases scheduled to expire during the remainder of 2008 and in 2009 represent approximately 0.8 million rentable square feet of office space, or 8.7% of our total annualized base rental revenue, and 0.7 million rentable square feet of industrial space, or 2.2% of our total annualized base rental revenue, respectively. We believe that the average cash rental rates for leases scheduled to expire during the remainder of 2008 and in 2009 are approximately 10% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Sublease space.    Of our leased space as of September 30, 2008, approximately 199,000 rentable square feet, or 1.6%, of the rentable square footage in our stabilized portfolio, was available for sublease, compared to approximately 608,100 rentable square feet, or 5.1%, as of December 31, 2007. Of the 1.6% of available sublease space in our stabilized portfolio as of September 30, 2008, approximately 1.5% was vacant space, and the remaining 0.1% was occupied. Approximately 58%, 25% and 17% of the available sublease space as of September 30, 2008 is located in the San Diego, Orange County and Los Angeles regions, respectively. Of the approximately 199,000 rentable square feet available for sublease as of September 30, 2008, there are no scheduled 2008 lease expirations and approximately 52,300 rentable square feet representing five leases are scheduled to expire in 2009.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flows.

Development and Redevelopment Programs.    Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We believe that a portion of our future potential growth will continue to come from our development pipeline. As of September 30, 2008, our development pipeline included 116.7 acres of land with an aggregate cost basis of approximately $238 million. We continue to seek and obtain development opportunities throughout Southern California and specifically in our core markets. However, we anticipate that the general economic conditions and the resulting impact on conditions in our core markets may delay timing and reduce the scope of our development program. During the three months ended September 30, 2008, we did not capitalize interest and carry costs on certain development pipeline projects with an aggregate cost basis of approximately $38 million, as it was determined these projects did not qualify for interest and other carry cost capitalization during the third quarter of 2008 under GAAP. A delay in the timing and a change in the scope of our development activities could further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. In addition, we may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flows.

We believe that other possible sources of potential future growth are redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land for development.

See additional information regarding our development and redevelopment properties under the caption “—Stabilized and In-Process Development and Redevelopment Properties.”

City of San Diego.    Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego and other state agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation and mandatory energy and sustainable building code requirements, (v) the potential new building permit moratorium due to state and regional water agencies not issuing new water meters because of new water rationing guidelines, and (vi) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

Incentive Compensation.    Our Executive Compensation Committee, which is comprised of three independent directors, determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on certain performance measures, including financial, operating and development targets.

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

Share-Based Compensation.    As of September 30, 2008, there was $12.1 million of total unrecognized compensation cost related to incentive awards granted under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years. The $12.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2008 Annual Long-Term Incentive Program or the DPP since share-based awards have not yet been granted under these programs as of September 30, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned and granted under these programs. (See Note 6 to our consolidated financial statements included with this report for additional information).

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of September 30, 2008, based upon annualized rental revenues at September 30, 2008.

Tenant Name	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
	(in thousands)
Intuit	$15,021	6.2%	November 1997	Various	(3)
Scripps Health	12,336	5.1	July 2004	Various	(4)
Cardinal Health, Inc.	9,256	3.8	July 2007	August 2017
AMN Healthcare	8,341	3.4	July 2003	July 2018
DIRECTV Group, Inc.(5)	8,037	3.3	November 1996	July 2014
The Boeing Company	6,593	2.7	August 1984	Various	(6)
Fish & Richardson	6,071	2.5	October 2003	October 2018
Bridgepoint Education, Inc.(7)	5,786	2.4	April 2007	September 2018
Epson America, Inc.	5,538	2.3	October 1999	October 2019
Accredited Home Lenders, Inc.	5,164	2.1	December 2005	May 2016
Verenium Corporation	5,158	2.1	November 2000	Various	(8)
Hewlett-Packard Company	4,348	1.8	October 1999	April 2012
Fair Isaac Corporation	4,006	1.6	August 2003	July 2010
Avnet, Inc.	3,768	1.6	March 2003	February 2013
Epicor Software Corporation	3,509	1.4	September 1999	August 2009

Total	$102,932	42.3%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of September 30, 2008.
(2)	Represents the date of the first relationship between the tenant and us or our predecessor.
(3)	The Intuit leases, which contribute $16,000, $1.5 million and $13.5 million of annualized base rental revenues, expire in January 2009, August 2010 and August 2017, respectively.

(4)	The Scripps Health leases, which contribute $5.2 million and $7.1 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.
(5)	In July 2008, we executed a lease amendment with DIRECTV Group, Inc. for an additional 24,500 rentable square feet at 2240 E. Imperial Highway in El Segundo, CA. This lease will increase our annualized base rental revenue from DIRECTV Group, Inc. by approximately $0.5 million and is expected to commence in the fourth quarter of 2008.
(6)	The Boeing Company leases, which contribute $0.7 million, $5.4 million and $0.5 million of annualized base rental revenues, expire in March 2009, July 2010 and October 2010, respectively.
(7)	Bridgepoint Education, Inc. (“Bridgepoint”) is projected to increase its current occupancy of 120,693 rentable square feet to 289,750 rentable square feet in phases through the third quarter of 2010. This expansion will increase our annualized base rental revenue from Bridgepoint to approximately $13.9 million in the third quarter of 2010. Bridgepoint is currently projected to become our third largest tenant during the fourth quarter of 2008 and our second largest tenant during the fourth quarter of 2009.
(8)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.

Stabilized Portfolio Information

Building and Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio at September 30, 2008, which was comprised of the Office Properties and the Industrial Properties. Our stabilized portfolio of operating properties consists of all our properties, except for properties we recently developed or redeveloped that have not yet reached 95.0% occupancy and are within one year following cessation of major construction activity (“lease-up” properties), properties classified as held for sale and properties currently under construction.

Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at:
			9/30/2008	6/30/2008	12/31/2007
Office Properties:
Los Angeles County	25	3,007,187	91.2%	96.0%	96.1%
Orange County	5	277,340	72.6	72.0	99.1
San Diego County	53	4,711,980	89.0	93.8	91.4
Other	5	346,439	94.2	93.8	99.6

	88	8,342,946	89.5	93.8	93.7

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	42	3,684,068	93.1	90.3	94.4

	43	3,876,121	93.4	90.7	94.7

Total portfolio	131	12,219,067	90.7%	92.8%	94.0%

As of the date this report was filed, Office Properties and Industrial Properties represented approximately 88.0% and 12.0%, respectively, of our annualized base rental revenue. For the three months ended September 30, 2008, average occupancy in our stabilized portfolio was 91.9% compared to 92.9% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, average occupancy in our stabilized portfolio was 93.1% compared to 93.3% for the nine months ended September 30, 2007. As of September 30, 2008, we had approximately 1,134,400 rentable square feet of vacant space in our stabilized portfolio compared to approximately 919,400 rentable square feet as of September 30, 2007.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2007 to September 30, 2008. Rentable square footage in our portfolio of stabilized properties decreased by an aggregate of approximately 0.3 million rentable square feet, or 2.2%, to 12.2 million rentable square feet at September 30, 2008, as a result of the activity noted below.

	Quarter of Activity	Office Properties		Industrial Properties		Total
		Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at September 30, 2007		89	8,619,531	43	3,869,969	132	12,489,500
Properties added from the Development and Redevelopment Portfolios	Q3 2008	2	253,197			2	253,197
Dispositions(1)	Q4 2007	(3)	(532,430)			(3)	(532,430)
Remeasurement			2,648		6,152		8,800

Total at September 30, 2008		88	8,342,946	43	3,876,121	131	12,219,067

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the operating results and gains (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.

Current Regional Information

Los Angeles County.    Our Los Angeles stabilized office portfolio of 3.0 million rentable square feet was 91.2% occupied with approximately 264,800 vacant rentable square feet as of September 30, 2008, compared to 96.1% occupied with approximately 112,100 vacant rentable square feet as of December 31, 2007. The decrease in Los Angeles County stabilized office portfolio occupancy is primarily attributable to a lease with Intuit that was terminated in July 2008, which represents approximately 90,000 rentable square feet (see Note 9 to our consolidated financial statements included in this report for additional information). As of the date this report was filed, leases representing an aggregate of approximately 16,900 and 322,300 rentable square feet are scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 11.8% of the total occupied rentable square feet in this region as of the date this report was filed and 4.0% of our annualized base rental revenues for our total stabilized portfolio.

Orange County.    As of September 30, 2008, our Orange County stabilized industrial portfolio was 93.1% occupied with approximately 254,200 vacant rentable square feet, compared to 94.4% occupied with approximately 207,000 vacant rentable square feet as of December 31, 2007. Included in our Orange County industrial portfolio is one vacant building encompassing approximately 157,500 rentable square feet. We are in the process of re-entitling this property for residential use. Excluding this building, occupancy at our Orange County Industrial Properties would have been 97.3% as of September 30, 2008 and 98.6% as of December 31, 2007. If the re-entitlement is successful, we will evaluate the strategic options for the property, including the potential disposition of the asset. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 72.6% occupied with approximately 76,000 vacant rentable square feet as of September 30, 2008, compared to 99.1% occupied with approximately 2,600 vacant rentable square feet as of December 31, 2007. The decrease in occupancy was primarily attributable to a lease that expired during the second quarter of 2008, which represented approximately 54,300 rentable square feet.

As of the date this report was filed, leases representing an aggregate of approximately 56,000 and 802,300 rentable square feet were scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 24.5% of the total occupied rentable square feet in this region as of the date this report was filed and 3.5% of the annualized base rental revenues for our total stabilized portfolio.

San Diego County.    Our San Diego stabilized office portfolio was 89.0% occupied with approximately 519,400 vacant rentable square feet as of September 30, 2008, compared to 91.4% occupied with approximately 393,400 vacant rentable square feet as of December 31, 2007. The decrease in occupancy was primarily attributable to two leases that expired during the third quarter of 2008, which represented approximately 189,400 rentable square feet. Of the two leases that expired during the third quarter of 2008, one lease was the Favrille early lease termination (see Note 9 to our consolidated financial statements included in this report for additional information). Included in the 89.0% occupancy percentage as of September 30, 2008 was one of our San Diego Office Properties encompassing approximately 102,900 rentable square feet, where Teletech and Newgen ceased paying rent and attempted to surrender the leased premises to us. We ceased revenue recognition for this lease as of April 1, 2008. (See Note 8 to our consolidated financial statements included with this report for additional information). Excluding this lease, occupancy at our San Diego Office Properties would have been approximately 86.8% as of the date this report was filed. We are beginning to see other modest increases in vacancy in certain of our San Diego submarkets.

As of the date this report was filed, leases representing an aggregate of approximately 69,800 and 239,800 rentable square feet are scheduled to expire during the remainder of 2008 and in 2009, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2008 and in 2009 represents approximately 7.4% of the total occupied rentable square feet in this region as of the date this report was filed and 3.3% of our annualized base rental revenues for our total stabilized portfolio. All of our in-process development and redevelopment office properties and future development pipeline properties are in San Diego County. We will continue to seek economically attractive development opportunities in this region depending upon market conditions. See additional information regarding our development and redevelopment properties under the caption “—Factors That May Influence Future Results of Operations—Development and Redevelopment Programs.”

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

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

The following table reconciles our net operating income by segment to our net income available for common stockholders for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Net operating income, as defined:
Office Properties	$51,624	$42,088	$9,536	22.7%
Industrial Properties	6,385	6,079	306	5.0

Total portfolio	58,009	48,167	9,842	20.4

Reconciliation to Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	58,009	48,167	9,842	20.4
Other expenses:
General and administrative expenses	9,627	8,719	908	10.4
Interest expense	9,727	9,009	718	8.0
Depreciation and amortization	20,661	18,334	2,327	12.7
Interest and other investment income (loss)	(149)	305	(454)	(148.9)

Income from continuing operations before minority interests	17,845	12,410	5,435	43.8
Minority interests attributable to continuing operations	(2,267)	(1,954)	(313)	16.0
Income from discontinued operations	—	974	(974)	(100.0)

Net income	15,578	11,430	4,148	36.3
Preferred dividends	(2,402)	(2,402)	—	0.0

Net income available for common stockholders	$13,176	$9,028	$4,148	45.9%

Rental Operations

Office Properties

We evaluate the operations of our portfolio based on operating property type. The following table compares the net operating income for the Office Properties for the three months ended September 30, 2008 and 2007.

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$57,523	$51,932	$5,591	10.8%	$49,386	$47,044	$2,342	5.0%
Tenant reimbursements	6,283	5,507	776	14.1	5,251	4,984	267	5.4
Other property income	5,042	121	4,921	4,066.9	5,042	119	4,923	4,137.0

Total	68,848	57,560	11,288	19.6	59,679	52,147	7,532	14.4

Property and related expenses:
Property expenses	11,731	10,672	1,059	9.9	11,275	10,468	807	7.7
Real estate taxes	5,045	4,503	542	12.0	4,014	3,987	27	0.7
Provision for bad debts	17	(101)	118	116.8	17	(101)	118	116.8
Ground leases	431	398	33	8.3	430	396	34	8.6

Total	17,224	15,472	1,752	11.3	15,736	14,750	986	6.7

Net operating income	$51,624	$42,088	$9,536	22.7%	$43,943	$37,397	$6,546	17.5%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at September 30, 2008.

Operating Revenues

Total revenues from Office Properties increased $11.3 million, or 19.6%, to $68.8 million for the three months ended September 30, 2008, compared to $57.5 million for the three months ended September 30, 2007.

Rental Income

Rental income from Office Properties increased $5.6 million, or 10.8%, to $57.5 million for the three months ended September 30, 2008, compared to $51.9 million for the three months ended September 30, 2007, primarily due to:

•

An increase of $3.0 million generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007, the one office development property that was added to the stabilized portfolio in the third quarter of 2008, and a property that was placed into lease-up in the third quarter of 2008 (the “Office Development Properties”);

•

An increase of $2.3 million generated by the Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at September 30, 2008 (the “Core Office Portfolio”) was primarily due to $2.7 million of non-cash rental revenue primarily attributable to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the termination of the Favrille lease (see Note 9 to our consolidated financial statements included in this report for additional information); and

•

An increase of $0.3 million generated by a property that was placed into lease-up in the third quarter of 2007 and a project consisting of two buildings that was acquired for redevelopment in the first quarter of 2007 (the “Office Redevelopment Properties”).

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $0.8 million, or 14.1%, to $6.3 million for the three months ended September 30, 2008, compared to $5.5 million for the three months ended September 30, 2007, due to:

•	An increase of $0.5 million generated by the Office Development Properties and the Office Redevelopment Properties; and

•	An increase of $0.3 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below.

Other Property Income

Other property income from Office Properties increased $4.9 million to $5.0 million for the three months ended September 30, 2008, compared to $0.1 million for the three months ended September 30, 2007, due to a $4.9 million net lease termination fee recognized from Intuit related to an early lease termination at one of our Office Properties in Los Angeles. (See Note 9 to our consolidated financial statements included in this report for additional information.) Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property and Related Expenses

Total expenses from Office Properties increased $1.8 million, or 11.3%, to $17.2 million for the three months ended September 30, 2008, compared to $15.4 million for the three months ended September 30, 2007.

Property Expenses

Property expenses from Office Properties increased $1.1 million, or 9.9%, to $11.7 million for the three months ended September 30, 2008, compared to $10.6 million for the three months ended September 30, 2007, due to:

•	An increase of $0.8 million generated by the Core Office Portfolio, primarily due to:

•	A $0.4 million increase attributable to general increases in certain recurring operating costs such as utilities, property management expenses, and janitorial and other service-related costs; and

•	A $0.3 million increase due to non-reimbursable legal fees primarily related to tenant defaults; and

•	An increase of $0.3 million attributable to the Office Development Properties and the Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $0.5 million, or 12.0%, to $5.0 million for the three months ended September 30, 2008, compared to $4.5 million for the three months ended September 30, 2007, primarily due to the Office Development Properties.

Provision for Bad Debts

There were no significant changes in our estimates of the collectibility of outstanding accounts receivable for either the three months ended September 30, 2007 or the three months ended September 30, 2008. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

As a result of the items discussed above, net operating income from Office Properties increased $9.5 million, or 22.7%, to $51.6 million for the three months ended September 30, 2008, compared to $42.1 million for the three months ended September 30, 2007, due to:

•	An increase of $6.5 million generated by the Core Office Portfolio, primarily due to:

•	An increase of $4.9 million in other property income attributable to the Intuit lease termination;

•	An increase of $2.7 million of non-cash rental income attributable to the Favrille lease termination; and

•	An offsetting decrease of $0.8 million due to an increase in property expenses; and

•	An increase of $2.7 million generated by the Office Development Properties; and

•	An increase of $0.3 million generated by the Office Redevelopment Properties.

Industrial Properties

The following table compares the net operating income for the Industrial Properties for the three months ended September 30, 2008 and 2007.

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$7,023	$6,664	$359	5.4%	$7,005	$6,664	$341	5.1%
Tenant reimbursements	986	885	101	11.4	986	885	101	11.4
Other property income	243	8	235	2,937.5	243	8	235	2,937.5

Total	8,252	7,557	695	9.2	8,234	7,557	677	9.0

Property and related expenses:
Property expenses	1,093	809	284	35.1	1,012	808	204	25.2
Real estate taxes	782	679	103	15.2	713	679	34	5.0
Provision for bad debts	(8)	(10)	2	20.0	(8)	(10)	2	20.0

Total	1,867	1,478	389	26.3	1,717	1,477	240	16.2

Net operating income	$6,385	$6,079	$306	5.0%	$6,517	$6,080	$437	7.2%

(1)	Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized at September 30, 2008.

Operating Revenues

Total revenues from Industrial Properties increased $0.7 million, or 9.2%, to $8.3 million for the three months ended September 30, 2008, compared to $7.6 million for the three months ended September 30, 2007.

Rental Income

Rental income from Industrial Properties increased $0.4 million, or 5.4%, to $7.0 million for the three months ended September 30, 2008, compared to $6.6 million for the three months ended September 30, 2007. This increase was primarily attributable to an increase in occupancy in connection with new leases at two of our Orange County Industrial Properties. Average occupancy in the Industrial Portfolio increased 1.4% to 92.2% for the three months ended September 30, 2008, compared to 90.8% for the three months ended September 30, 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.1 million, or 11.4%, to $1.0 million for the three months ended September 30, 2008, compared to $0.9 million for the three months ended September 30, 2007. The increase in tenant reimbursements was primarily attributable to new leases at the two Orange County Industrial Properties discussed above and an increase in reimbursable operating expenses.

Property and Related Expenses

Total expenses from Industrial Properties increased $0.4 million, or 26.3%, to $1.9 million for the three months ended September 30, 2008, compared to $1.5 million for the three months ended September 30, 2007.

Property Expenses

Property expenses from Industrial Properties increased $0.3 million, or 35.1%, to $1.1 million for the three months ended September 30, 2008, compared to $0.8 million for the three months ended September 30, 2007, primarily due to an increase of $0.2 million generated by the Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized at September 30, 2008 (the “Core Industrial Portfolio”) due to general increases in certain recurring operating costs such as utilities, janitorial and other service-related costs, and repairs and maintenance expenses.

Net Operating Income

Net operating income from Industrial Properties increased $0.3 million, or 5.0%, to $6.4 million for the three months ended September 30, 2008, compared to $6.1 million for the three months ended September 30, 2007, primarily due to an increase in occupancy at two of our Orange County Industrial Properties.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $0.9 million, or 10.4%, to $9.6 million for the three months ended September 30, 2008, compared to $8.7 million for the three months ended September 30, 2007. The increase was primarily due to an increase in incentive compensation expense. (See Note 6 to our consolidated financial statements included in this report for additional information regarding incentive compensation programs.)

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Gross interest expense and loan cost amortization	$13,912	$13,590	$322	2.4%
Capitalized interest and loan cost amortization	(4,185)	(4,581)	396	8.6

Interest expense	$9,727	$9,009	$718	8.0%

Gross interest and loan cost amortization before the effect of capitalized interest and loan cost amortization increased $0.3 million, or 2.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to:

•	An increase in our average debt balance due to our development activities during the three months ended September 30, 2008 compared to the three months ended September 30, 2007; and

•	An offsetting decrease in our weighted-average interest rate from approximately 5.2% for the three months ended September 30, 2007 to approximately 4.8% for the three months ended September 30, 2008.

Capitalized interest and loan cost amortization decreased $0.4 million, or 8.6%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to:

•

A decrease in our weighted-average interest rate as noted above, which caused a corresponding decrease in the capitalization rate applied to development and redevelopment asset balances qualifying for interest capitalization; and

•

An offsetting increase attributable to higher average development and redevelopment asset balances qualifying for interest capitalization during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. We expect that average development and redevelopment asset balances qualifying for interest capitalization will decrease over the next year as a result of development projects that will stabilize and a decrease in the level of our development activities due to the current economic environment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.3 million, or 12.7%, to $20.7 million for the three months ended September 30, 2008 compared to $18.3 million for the three months ended September 30, 2007, due to:

•	An increase of $1.1 million from the Office Development Properties;

•	An increase of $1.0 million from the Core Office Portfolio, which was due primarily to changes in the estimated useful lives for certain unamortized leasing commissions; and

•	An increase of $0.2 million from the Office Redevelopment Properties.

Interest and Other Investment Income (Loss)

Total interest and other investment income (loss) fluctuated by approximately $0.5 million, or 148.9%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to a decrease of $0.4 million in the fair value of the marketable securities held in connection with our deferred compensation plan during the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The following table reconciles our net operating income by segment to our net income available for common stockholders for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Net operating income, as defined:
Office Properties	$139,983	$122,837	$17,146	14.0%
Industrial Properties	20,320	18,561	1,759	9.5

Total portfolio	160,303	141,398	18,905	13.4

Reconciliation to Net Income Available for Common Stockholders:
Net operating income, as defined for reportable segments	160,303	141,398	18,905	13.4
Other expenses:
General and administrative expenses	28,050	27,227	823	3.0
Interest expense	28,888	26,737	2,151	8.0
Depreciation and amortization	62,063	52,556	9,507	18.1
Interest and other investment income	192	1,295	(1,103)	(85.2)

Income from continuing operations before minority interests	41,494	36,173	5,321	14.7
Minority interests attributable to continuing operations	(6,073)	(5,792)	(281)	4.9
Income from discontinued operations	406	15,426	(15,020)	(97.4)

Net income	35,827	45,807	(9,980)	(21.8)
Preferred dividends	(7,206)	(7,206)	—	0.0

Net income available for common stockholders	$28,621	$38,601	$(9,980)	(25.9)%

Rental Operations

Office Properties

We evaluate the operations of our portfolio based on operating property type. The following table compares the net operating income for the Office Properties for the nine months ended September 30, 2008 and 2007.

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$166,853	$147,394	$19,459	13.2%	$145,359	$142,275	$3,084	2.2%
Tenant reimbursements	20,110	15,405	4,705	30.5	16,444	14,868	1,576	10.6
Other property income	5,669	3,117	2,552	81.9	5,664	3,116	2,548	81.8

Total	192,632	165,916	26,716	16.1	167,467	160,259	7,208	4.5

Property and related expenses:
Property expenses	33,903	29,820	4,083	13.7	32,675	29,531	3,144	10.6
Real estate taxes	13,982	12,391	1,591	12.8	11,697	11,860	(163)	(1.4)
Provision for bad debts	3,538	(322)	3,860	1,198.8	3,538	(322)	3,860	1,198.8
Ground leases	1,226	1,190	36	3.0	1,222	1,186	36	3.0

Total	52,649	43,079	9,570	22.2	49,132	42,255	6,877	16.3

Net operating income	$139,983	$122,837	$17,146	14.0%	$118,335	$118,004	$331	0.3%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at September 30, 2008.

Operating Revenues

Total revenues from Office Properties increased $26.7 million, or 16.1%, to $192.6 million for the nine months ended September 30, 2008, compared to $165.9 million for the nine months ended September 30, 2007.

Rental Income

Rental income from Office Properties increased $19.5 million, or 13.2%, to $166.9 million for the nine months ended September 30, 2008, compared to $147.4 million for the nine months ended September 30, 2007, primarily due to:

•	An increase of $14.8 million generated by the Office Development Properties;

•	An increase of $3.1 million generated by Core Office Properties, primarily due to:

•

An increase of $2.7 million of non-cash rental revenue primarily attributable to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the termination of the Favrille lease (see Note 9 to our consolidated financial statements included in this report for additional information); and

•	A net increase of $0.7 million primarily attributable to the following changes in occupancy:

•

An increase of $2.6 million in our Los Angeles office portfolio primarily due to an increase in average occupancy of 1.7% in the Los Angeles office portfolio to 95.4% for the nine months ended September 30, 2008, from 93.7% for the nine months ended September 30, 2007; and

•

An offsetting decrease of $1.9 million in rental income from our San Diego office portfolio primarily due to a decrease in average occupancy of 3.5% in the San Diego office portfolio to 91.1% for the nine months ended September 30, 2008, from 94.7% for the nine months ended September 30, 2007. The decrease in average occupancy is primarily attributable to three vacant buildings representing approximately 243,900 rentable square feet; and

•	An increase of $1.5 million generated by the Office Redevelopment Properties.

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $4.7 million, or 30.5%, to $20.1 million for the nine months ended September 30, 2008, compared to $15.4 million for the nine months ended September 30, 2007, due to:

•	An increase of $2.5 million generated by the Office Development Properties;

•	An increase of $1.6 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below; and

•	An increase of $0.6 million generated by the Office Redevelopment Properties.

Other Property Income

Other property income from Office Properties increased $2.6 million, or 81.9%, to $5.7 million for the nine months ended September 30, 2008, compared to $3.1 million for the nine months ended September 30, 2007, primarily due to a $4.9 million net lease termination fee from one early lease termination at one of our properties in Los Angeles for the nine months ended September 30, 2008 (see Note 9 to our consolidated financial statements included in this report for additional information) compared to a $2.8 million net lease termination fee from two early lease terminations at two of our Office Properties in San Diego for the nine months ended September 30, 2007. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property and Related Expenses

Total expenses from Office Properties increased $9.6 million, or 22.2%, to $52.6 million for the nine months ended September 30, 2008, compared to $43.0 million for the nine months ended September 30, 2007.

Property Expenses

Property expenses from Office Properties increased $4.1 million, or 13.7%, to $33.9 million for the nine months ended September 30, 2008, compared to $29.8 million for the nine months ended September 30, 2007, due to:

•	An increase of $3.1 million generated by the Core Office Portfolio, primarily due to:

•	An increase of $1.9 million attributable to general increases in certain recurring operating costs such as utilities, property management expenses, and janitorial and other service-related costs;

•	An increase of $0.6 million attributable to higher repairs and maintenance expenses; and

•	An increase of $0.5 million due to non-reimbursable legal fees primarily related to tenant defaults; and

•	An increase of $0.6 million generated by the Office Development Properties; and

•	An increase of $0.3 million generated by the Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $1.6 million, or 12.8%, to $14.0 million for the nine months ended September 30, 2008, compared to $12.4 million for the nine months ended September 30, 2007, primarily due to an increase of $1.6 million attributable to the Office Development Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $3.9 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to:

•

An increase of $3.1 million due to increasing the provision for bad debts for the deferred rent receivable balance related to the Favrille lease. (See Note 9 to our consolidated financial statements included with this report for additional information); and

•	An increase of $0.8 million primarily due to changes in our estimates of collectibility of receivables from certain other watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

As a result of the items discussed above, net operating income from Office Properties increased $17.1 million, or 14.0%, to $140.0 million for the nine months ended September 30, 2008, compared to $122.9 million for the nine months ended September 30, 2007, primarily due to:

•	An increase of $15.1 million generated by the Office Development Properties;

•	An increase of $1.8 million generated by the Office Redevelopment Properties; and

•	An increase of $0.3 million generated by the Core Office Portfolio.

Industrial Properties

The following table compares the net operating income for the Industrial Properties for the nine months ended September 30, 2008 and 2007.

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$21,484	$20,153	$1,331	6.6%	$21,466	$20,153	$1,313	6.5%
Tenant reimbursements	3,038	2,597	441	17.0	3,038	2,597	441	17.0
Other property income	377	65	312	480.0	377	65	312	480.0

Total	24,899	22,815	2,084	9.1	24,881	22,815	2,066	9.1

Property and related expenses:
Property expenses	2,282	2,231	51	2.3	2,193	2,249	(56)	(2.5)
Real estate taxes	2,167	2,011	156	7.8	2,098	2,011	87	4.3
Provision for bad debts	130	12	118	983.3	130	12	118	983.3

Total	4,579	4,254	325	7.6	4,421	4,272	149	3.5

Net operating income	$20,320	$18,561	$1,759	9.5%	$20,460	$18,543	$1,917	10.3%

(1)	Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized at September 30, 2008.

Operating Revenues

Total revenues from Industrial Properties increased $2.1 million, or 9.1%, to $24.9 million for the nine months ended September 30, 2008, compared to $22.8 million for the nine months ended September 30, 2007.

Rental Income

Rental income from Industrial Properties increased $1.3 million, or 6.6%, to $21.5 million for the nine months ended September 30, 2008, compared to $20.2 million for the nine months ended September 30, 2007. This increase was primarily attributable to an increase in rental rates in connection with new leases at two of our Orange County Industrial Properties and an increase in occupancy. Average occupancy for Industrial Properties increased 1.5% to 92.6% for the nine months ended September 30, 2008, compared to 91.1% for the nine months ended September 30, 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.4 million, or 17.0%, to $3.0 million for the nine months ended September 30, 2008, compared to $2.6 million for the nine months ended September 30, 2007. The increase in tenant reimbursements was primarily attributable to an increase in repairs and maintenance and other service-related costs.

Other Property Income

Other property income from Industrial Properties increased $0.3 million to $0.4 million for the nine months ended September 30, 2008, compared to $0.1 million for the nine months ended September 30, 2007 due to lease termination fees and other miscellaneous income within the Industrial Portfolio.

Property Expenses

Property expenses from Industrial Properties decreased $0.1 million, or 2.3%, to $2.3 million for the nine months ended September 30, 2008, compared to $2.2 million for the nine months ended September 30, 2007, due to:

•

A decrease of $0.5 million attributable to insurance proceeds received in connection with a casualty loss at one of our Core Industrial Properties, which was recognized as a reduction of property expenses in the second quarter of 2008; and

•	An offsetting increase of $0.4 million for the nine months ended September 30, 2008 compared to the same period in 2007 due to:

•	An increase of $0.2 million in repairs and maintenance and other service-related costs; and

•	An increase of $0.2 million primarily due to non-reimbursable legal fees primarily related to tenant defaults.

Provision for Bad Debts

The provision for bad debts from Industrial Properties increased by $0.1 million, or 983.3%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, primarily due to changes in our estimates of the collectability of receivables from certain watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net operating income from Industrial Properties increased $1.8 million, or 9.5%, to $20.3 million for the nine months ended September 30, 2008, compared to $18.5 million for the nine months ended September 30, 2007, primarily due to an increase in occupancy in the Core Industrial Portfolio as discussed above.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $0.8 million, or 3.0%, to $28.1 million for the nine months ended September 30, 2008, compared to $27.2 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in incentive compensation expense. (See Note 6 to our consolidated financial statements included in this report for additional information regarding incentive compensation programs.)

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Gross interest expense and loan cost amortization	$42,152	$41,169	$983	2.4%
Capitalized interest and loan cost amortization	(13,264)	(14,432)	1,168	8.1

Interest expense	$28,888	$26,737	$2,151	8.0%

Gross interest and loan cost amortization before the effect of capitalized interest and loan cost amortization increased $1.0 million, or 2.4%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to:

•

An increase in our average debt balance due to our development activities and the repurchase of shares of our common stock during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007(See Note 5 to our consolidated financial statements included with this report for additional information regarding the repurchase of shares of our common stock); and

•	An offsetting decrease in our weighted-average interest rate from approximately 5.6% for the nine months ended September 30, 2007 to approximately 4.9% for the nine months ended September 30, 2008.

Capitalized interest and loan cost amortization decreased $1.2 million, or 8.1%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to:

•

A decrease in our weighted-average interest rate as noted above, which caused a corresponding decrease in the capitalization rate applied to development and redevelopment asset balances qualifying for interest capitalization; and

•

An offsetting increase attributable to higher average development and redevelopment asset balances qualifying for interest capitalization during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We expect that average development and redevelopment asset balances qualifying for interest capitalization will decrease over the next year as a result of development projects that will stabilize and a decrease in the level of our development activities due to the current economic environment.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $9.5 million, or 18.1%, to $62.1 million for the nine months ended September 30, 2008 compared to $52.6 million for the nine months ended September 30, 2007, due to:

•	An increase of $5.4 million from the Office Development Properties;

•

An increase of $3.4 million from the Core Office Portfolio and the Industrial Properties due to asset additions and changes in the estimated useful lives for certain unamortized leasing commissions; and

•	An increase of $0.7 million from the Office Redevelopment Properties.

Interest and Other Investment Income

Total interest and other investment income decreased approximately $1.1 million, or 85.2%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to:

•	A decrease of $0.5 million in the fair value of the marketable securities held in connection with our deferred compensation plan during the nine months ended September 30, 2008; and

•	A decrease of $0.4 million due to lower average cash balances and lower interest rates during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Lease Information

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000s)(2)
Office Properties:
Remaining 2008	14	96,347	1.3%	$3,711
2009	69	690,934	9.3	16,796
2010	72	1,276,606	17.3	31,110
2011	51	518,501	7.0	10,759
2012	40	530,437	7.2	14,805
2013	35	530,685	7.2	13,140

Total Office	281	3,643,510	49.3	90,321

Industrial Properties:
Remaining 2008	2	46,387	1.3	442
2009	13	688,003	19.7	4,627
2010	17	467,493	13.4	3,659
2011	12	345,634	9.9	3,217
2012	11	596,672	17.1	4,158
2013	4	581,508	16.6	4,259

Total Industrial	59	2,725,697	78.0	20,362

Total	340	6,369,207	58.5%	$110,683

(1)	The information presented reflects leasing activity through the date of this filing. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space at September 30, 2008.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leasing Activity by Segment Type

For the three months ended September 30, 2008

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	6	12	12,882	231,781	33.1%	12.2%	60.2%	41
Industrial Properties	2	1	41,971	286,139	38.0	11.2	100.0	76

Total portfolio	8	13	54,853	517,920	34.4%	12.0%	77.2%	61

Leasing Activity by Segment Type

For the nine months ended September 30, 2008

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	20	26	152,367	317,102	39.8%	19.7%	53.1%	51
Industrial Properties	5	8	206,698	711,326	25.9	1.0	81.7	63

Total portfolio	25	34	359,065	1,028,428	33.9%	11.7%	70.1%	59

(1)	Represents leasing activity for leases commencing during the period shown, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

Stabilized and In-Process Development and Redevelopment Properties

The following tables set forth certain information regarding our development and redevelopment properties added to the stabilized portfolio in 2008.

Stabilized Development Office Property

Property Name / Submarket / City	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Total Estimated Investment(1)	Percentage Leased at September 30, 2008
					($ in millions)
ICC–15004 Innovation Drive I-15 Corridor San Diego, CA	Q3 2008	Q3 2008	1	146,156	$49.3	100%

(1)	Amounts exclude tenant-funded tenant improvements.

Stabilized Redevelopment Office Property

Property Name / Submarket / City	Completion Date	Stabilization Date	Number of Buildings	Rentable Square Feet	Total Estimated Investment(1)(2)	Percentage Leased at September 30, 2008
					($ in millions)
2240 E Imperial Highway Kilroy Airport Center El Segundo, CA	Q3 2007	Q3 2008	1	107,041	$21.5	100	%(3)

(1)	Amounts exclude tenant-funded tenant improvements.
(2)	Includes an existing investment of $5.0 million, representing the depreciated carrying value at the commencement of redevelopment for this space. The total estimated incremental investment is approximately $16.5 million.
(3)	This building is primarily leased to DIRECTV Group, Inc., which occupied 77% of the building as of September 30, 2008. The lease for the remainder of the building is expected to commence during the fourth quarter of 2008.

The following tables set forth certain information regarding our in-process office development and redevelopment properties as of September 30, 2008.

In-Process Development Office Properties

Property Name / Submarket / City	Actual/ Estimated Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Total Estimated Investment(2)(3)	Total Costs as of September 30, 2008(3)(4)	Percentage Leased
			($ in millions)
Properties In Lease-up
Sorrento Gateway-Lot 3 Sorrento Mesa San Diego, CA	4th Qtr 2007	4th Qtr 2008	55,500	$22.1	$16.1	0%
Kilroy Sabre Springs—Phase III I-15 Corridor San Diego, CA	3rd Qtr 2008	4th Qtr 2008	147,533	65.9	59.5	100	%(5)
Property Under Construction
Sorrento Gateway-Lot 1 Sorrento Mesa San Diego, CA	4th Qtr 2008	4th Qtr 2009	50,925	22.6	14.4	0%

Total			253,958	$110.6	$90.0	58%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents total projected development costs at September 30, 2008.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of September 30, 2008.
(5)	This building is 100% leased to Bridgepoint. Bridgepoint occupied 50% of the building as of September 30, 2008. It is expected that Bridgepoint will begin occupying the remainder of the building in the fourth quarter of 2008.

In-Process Redevelopment Office Property

Property Name / Submarket /City	Actual Completion Date	Estimated Stabilization Date(1)	Rentable Square Feet Upon Completion	Existing Invest- ment(2)	Estimated Redevelop- ment Costs	Total Estimated Investment(3)	Total Costs as of September 30, 2008(3)(4)	Percentage Leased
				($ in millions)
Property In Lease-up
Sabre Springs Corporate Center I-15 Corridor San Diego, CA	4th Qtr 2007	4th Qtr 2008	103,900	24.7	$10.3	$35.0	$31.2	19%

(1)	Based on management’s estimation of the earlier of stabilized occupancy (95.0%) or one year from the date of substantial completion.
(2)	Represents the depreciated carrying value at the commencement of redevelopment for the space being redeveloped.
(3)	Amounts exclude tenant-funded tenant improvements.
(4)	Represents cash paid and costs incurred as of September 30, 2008, including the existing investment at commencement of redevelopment. See footnote (2) above.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary source of liquidity to fund distributions, debt service, leasing costs and maintenance-related capital expenditures is net cash from operations. We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. Our primary sources of liquidity to fund development and redevelopment costs, potential undeveloped land and property acquisitions, temporary working capital and unanticipated cash needs are the Credit Facility, proceeds received from our property disposition program, construction loans and the public or private issuance of debt or equity securities. As of September 30, 2008, our total debt as a percentage of total market capitalization was 38.2%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 44.9%, which was calculated based on our closing price per share of $47.79 on September 30, 2008.

As of September 30, 2008, we had borrowings of $237 million outstanding under the Credit Facility and borrowing capacity of approximately $313 million. The Credit Facility matures in April 2010 with a feature to extend the maturity for one year at our option and bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35%, depending upon our leverage ratio at the time of borrowing (3.89% at September 30, 2008). We expect to use the Credit Facility to finance development and redevelopment expenditures, to fund potential acquisitions and for other general corporate uses.

Factors That May Influence Future Sources of Capital and Liquidity

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for the categorization of our debt balance by maturity date as of September 30, 2008. One of our fixed-rate mortgage notes payable had a principal balance of $76.1 million at September 30, 2008 and is scheduled to mature in April 2009. We currently intend and have the ability to repay this mortgage note by borrowing from the Credit Facility. However, if we were required to seek additional financing in the future we may not be able to obtain favorable terms, depending on the then-prevailing market conditions.

During the nine months ended September 30, 2008, we repurchased 239,475 shares of our common stock in open market transactions for an aggregate price of approximately $11.5 million, or $48.23 per share. These repurchases were made pursuant to a share repurchase program approved by our Board of Directors and were funded through borrowings on our Credit Facility. As of September 30, 2008, an aggregate of 988,025 shares remained eligible for repurchase under this share repurchase program. We may opt to repurchase additional shares of our common stock in the future depending upon market conditions. We also have the ability to repurchase the Notes in open market transactions. We may opt to repurchase the Notes in the future depending upon market conditions and our financial position.

Our Credit Facility, unsecured senior notes and certain other secured debt agreements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive covenants include a maximum ratio of total debt to total assets, a maximum ratio of total secured debt to total assets, a fixed charge coverage ratio, a minimum consolidated tangible net worth, a limit of the ratio of development activities to total assets and a maximum ratio of dividend payments to FFO. Non-compliance with one or more of the covenants or restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. We were in compliance with all our debt covenants at September 30, 2008.

At September 30, 2008 we had cash and cash equivalents of $10.1 million held in accounts managed by third party financial institutions and consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third party financial institutions. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. In addition, the balances in our operating accounts exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to cash in our operating accounts.

Debt Composition

The composition of our aggregate debt balances at September 30, 2008 and December 31, 2007 was as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Secured vs. unsecured:
Secured	27.4%	35.6%	6.0%	5.9%
Unsecured	72.6	64.4	3.9	4.2
Fixed-rate vs. variable-rate:
Fixed-rate	76.5	86.8	4.7	4.7
Variable-rate	23.5	13.2	3.8	5.9
Total debt/interest rate			4.5	4.8
Total debt/interest rate including loan costs			4.9	5.2

As a result of the current state of the capital markets, we may be required to finance our business activities with borrowings on the Credit Facility instead of through additional fixed-rate mortgage financing. This could result in an increase in our proportion of variable-rate debt, which could cause us to be more subject to interest rate fluctuations in the future.

The following is our total capitalization at September 30, 2008:

	Shares/Units at September 30, 2008	Aggregate Principal Amount or $ Value Equivalent	% of Total Capitalization
	($ in thousands)
Debt:
Secured debt		$317,878	10.5%
Exchangeable senior notes(1)		460,000	15.2
Unsecured senior notes		144,000	4.8
Credit Facility		237,000	7.7

Total debt		$1,158,878	38.2

Equity:
7.450% Series A cumulative redeemable preferred units(2)	1,500,000	$75,000	2.5
7.800% Series E cumulative redeemable preferred stock(3)	1,610,000	40,250	1.3
7.500% Series F cumulative redeemable preferred stock(3)	3,450,000	86,250	2.9
Common limited partnership units outstanding(4)	1,753,729	83,811	2.8
Common shares outstanding(4)	33,086,957	1,581,226	52.3

Total equity		$1,866,537	61.8

Total Capitalization		$3,025,415	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.2 million at September 30, 2008.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on closing price per share of $47.79 on September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008 and as of the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

The principal sources of funding for our future development, redevelopment, acquisitions, share repurchases and capital expenditures are cash flow from operating activities, the Credit Facility, secured and unsecured debt financing and proceeds from potential dispositions. The following is a summary of the sources and uses of cash for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

	Nine Months Ended September 30,
	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$115,442	$116,739	$(1,297)	(1.1)%
Net cash used in investing activities	(75,599)	(189,659)	114,060	(60.1)
Net cash (used in) provided by financing activities	(41,520)	64,627	(106,147)	(164.2)

Operating Activities

Our net cash provided by operating activities decreased by $1.3 million, or 1.1%, to $115.4 million for the nine months ended September 30, 2008, compared to $116.7 million for the nine months ended September 30, 2007, due to:

•

A decrease in cash due to an increase of $4.8 million in cash paid for interest during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a change in the composition of our debt structure and the timing of interest payments as a result of the issuance of the Notes in April 2007;

•

A decrease of $3.9 million in cash received from tenants for reimbursement of tenant-funded tenant improvements during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007;

•	A decrease in cash due to an increase of $3.6 million in cash incentive compensation paid during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007; and

•	An offsetting increase of approximately $11.0 million in net cash flow from property operations during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Investing Activities

Net cash used in investing activities decreased by $114.1 million, or 60.1%, to $75.6 million for the nine months ended September 30, 2008, compared to $189.7 million for the nine months ended September 30, 2007 primarily due to:

•	A decrease of $98.2 million in development expenditures for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007;

•	A decrease of $12.5 million in capital expenditures for operating properties for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007; and

•	A decrease of $2.6 million in net expenditures for property acquisitions and dispositions during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Financing Activities

Net cash used in financing activities fluctuated by $106.1 million, or 164.2%, to $41.5 million for the nine months ended September 30, 2008, compared to $64.6 million provided by financing activities for the nine months ended September 30, 2007 primarily due to:

•

An increase of $11.5 million in cash paid to repurchase shares of our common stock for the nine months ended September 30, 2008 compared to September 30, 2007 (see Note 5 to our consolidated financial statements included with this report for additional information). We did not repurchase any shares of our common stock during the nine months ended September 30, 2007;

•	A decrease of $91.3 million in net proceeds received from debt financings during the nine months ended September 30, 2008 as compared to nine months ended September 30, 2007; and

•

An increase of $2.7 million in our dividends and distributions paid to common stockholders and common unitholders for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to a 4.5% increase in our dividends per common share during the first quarter of 2008.

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

The following table presents our FFO for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income available for common stockholders	$13,176	$9,028	$28,621	$38,601
Adjustments:
Minority interest in earnings of Operating Partnership	870	624	1,909	2,673
Depreciation and amortization of real estate assets	20,464	18,560	61,474	53,111
Net gain on dispositions of operating properties	—	—	(234)	(13,474)

Funds From Operations(1)	$34,510	$28,212	$91,770	$80,911

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that may include the periodic use of derivative instruments. As of September 30, 2008 and December 31, 2007, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2007 to September 30, 2008 is incorporated herein by reference from “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Tabular Presentation of Market Risk

The tabular presentation below provides information about our interest rate sensitive financial instruments at September 30, 2008 and December 31, 2007. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The table below presents principal cash flows and related weighted average interest rates, excluding loan cost amortization, by contractual maturity dates at September 30, 2008. The table also presents comparative summarized information for financial instruments held at December 31, 2007. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both September 30, 2008 and December 31, 2007.

With the exception of the Notes, we generally determine the fair value of our debt by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread based on information obtained from third party financial institutions. These credit spreads take into account our credit standing, the maturity of the debt, and whether the debt is secured or unsecured. For the quarter ended September 30, 2008, we also added an additional 250 basis points to this discount rate to adjust for the current liquidity risk inherent in the capital markets. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.1 million, or 1.4%.

We determine the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period plus accrued interest.

Interest Rate Risk Analysis—Tabular Presentation

(dollars in millions)

	Maturity Date						September 30, 2008		December 31, 2007
	Remaining 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
Liabilities:
Unsecured debt:
Credit Facility(1)			$237.0				$237.0	$228.0	$111.0	$110.2
Variable-rate index			LIBOR				LIBOR		LIBOR
Notes(2)					$460.0		$460.0	$366.5	$460.0	$399.4
Fixed interest rate					3.25%		3.25%		3.25%
Other fixed-rate			$61.0			$83.0	$144.0	$130.9	$144.0	$145.3
Weighted average fixed interest rate			5.72%			6.45%	6.14%		6.14%
Secured debt:
Variable-rate			$35.5				$35.5	$33.7	$35.5	$35.6
Variable-rate index			LIBOR				LIBOR		LIBOR
Fixed-rate	$2.1	$81.6	$6.5	$75.0	$103.4	$13.8	$282.4	$274.6	$360.4	$369.0
Weighted average fixed interest rate	6.8%	7.16%	6.63%	6.69%	5.42%	6.91%	6.37%		5.86%

(1)	The maturity date does not reflect our option to extend the maturity by one year.
(2)	Principal balance represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.2 million at September 30, 2008.

ITEM 4. CONTROLS	AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.    OTHER INFORMATION—None

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.(i)1	Articles of Amendment and Restatement of the Registrant(1)

3.(i)2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3.(i)3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3.(i)4	Articles Supplementary of the Registrant designating 780,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock(4)

3.(i)5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9.250% Series D Cumulative Redeemable Preferred Stock (5)

3.(i)6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3.(i)7	Articles Supplementary of the Registrant designating its 7.50% Series F Redeemable Preferred Stock(7)

3.(i)8*	Articles Supplementary of the Registrant redesignating and reclassifying 400,000 shares of Series B Junior Participating Preferred Stock as Preferred Stock

3.(i)9*	Articles Supplementary of the Registrant redesignating and reclassifying 900,000 shares of 9 1/4% Series D Cumulative Redeemable Preferred Stock as Preferred Stock

3.(ii)1	Amended and Restated Bylaws of the Registrant(1)

3.(ii)2	Amendment No. 1 to Amended and Restated Bylaws of the Registrant(8)

10.1*	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2008.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)