Form 10-K
period 2008-12-31
KILROY REALTY CORP
filed 2009-02-12
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant was approximately $1,535,639,832 based on the closing price on the New York Stock Exchange for such shares on June 30, 2008.

As of February 12, 2009, 33,054,353 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

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

The Company

We are a real estate investment trust, or REIT, which owns, operates, develops, and acquires Class A suburban office and industrial real estate in key submarkets in Southern California, which we believe have strategic advantages and strong barriers to entry.

As of December 31, 2008, our stabilized portfolio of operating properties was comprised of 92 office buildings (the “Office Properties”) and 42 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of December 31, 2008, the Office Properties were approximately 86.2% leased to 292 tenants, and the Industrial Properties were approximately 96.3% leased to 63 tenants. All of our properties are located in Southern California.

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties and one industrial property that we are in the process of re-entitling for residential use. We define “lease-up” properties as properties we recently developed or redeveloped that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2008, we had one development property in the lease-up phase, which encompasses approximately 51,000 rentable square feet of new medical office space and is located in the San Diego region of Southern California.

We own our interests in all of our properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”), and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). We conduct substantially all of our activities through the Operating Partnership in which, as of December 31, 2008, we owned an approximate 95.0% general partnership interest. The remaining 5.0% limited partnership interest in the Operating Partnership was owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors. Kilroy Realty Finance, Inc., one of our wholly-owned subsidiaries, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to “we,” “us,” “our” or the “Company” include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc., and all other wholly-owned subsidiaries, which include Kilroy Realty Partners L.P., Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB LLC and Kilroy RB II LLC.

The following diagram illustrates the structure of Kilroy Realty Corporation and our subsidiaries as of December 31, 2008:

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

You may also request copies of any of these documents by writing to:

Attention: Investor Relations

Kilroy Realty Corporation

12200 West Olympic Boulevard, Suite 200

Los Angeles, CA 90064

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below) as well as maximization of long-term stockholder value. These factors and strategies include:

•	the quality and location of our properties;

•

our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, construction management and new development;

•	the development of our existing development pipeline land holdings;

•	our pursuit of redevelopment opportunities in land-constrained markets; and

•

our access to development and leasing opportunities as a result of our extensive experience and significant working relationships with major Southern California corporate tenants, municipalities and landowners given our over 60-year presence in the Southern California market.

“Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, provision for bad debts and ground leases) before depreciation. “FFO” is funds from operations as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available for common stockholders.

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

Development Strategies.    We and our predecessors have developed office and industrial properties primarily located in Southern California since 1947. As of December 31, 2008, our development pipeline included 116.7 gross acres of undeveloped land, with which we believe we will have the potential to develop over two million rentable square feet of office space in the future, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach to development by emphasizing pre-leasing, phasing and cost control;

•	continue to execute our build-to-suit philosophy in which we develop properties to be leased by specific, committed tenants providing for lower-risk development;

•	be the premier provider of two- to six-story campus style office buildings in Southern California;

•	reinvest capital from dispositions of non-strategic assets into new, state-of-the-market development assets with higher cash flow and rates of return; and

•	evaluate redevelopment opportunities in land-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

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

Financing Strategies.    Our financing policies and objectives are determined by our Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. Our funding strategies are to:

•	maintain financial flexibility and the ability to access a variety of capital sources;

•	maintain a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles;

•	complete financing in advance of the need for capital; and

•	manage interest rate exposure.

We utilize multiple sources of capital, including borrowings under our $550 million unsecured line of credit (the “Credit Facility”), proceeds from the issuance of debt or equity securities and other bank and/or institutional borrowings and dispositions of non-strategic assets. There can be no assurance, however, that we will be able to obtain capital as needed on terms favorable to us or at all. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Factors That May Influence Future Results of Operations” below.

Significant Tenants

As of December 31, 2008, our fifteen largest tenants in terms of annualized base rental revenues represented approximately 38.7% of total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants at December 31, 2008 determined on a straight-line basis over the term of the related lease in accordance with GAAP. Of this amount, our largest tenant, Intuit Inc. (“Intuit”), leased an aggregate of approximately 541,600 rentable square feet of office space under three separate leases, representing 5.4% of our total annualized base rental revenues at December 31, 2008.

For further information on the composition of our tenant base, see Item 2: Properties “—Significant Tenants.”

Competition

We compete with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

Segment and Geographic Financial Information

For financial information about our two reportable segments, Office Properties and Industrial Properties, see Note 19 to our consolidated financial statements.

All of our business is conducted in Southern California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations.”

Employees

As of December 31, 2008, we employed 134 people through the Operating Partnership, KSLLC and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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

Use of hazardous materials by some of our tenants.    Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2008, less than 5% of our tenants, representing less than 10% of the aggregate square footage of our properties, handled hazardous substances and/or wastes on our properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Potential environmental liabilities may exceed our environmental insurance coverage limits. We carry what our management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. The policy is subject to various terms, conditions, qualifications and limitations of coverage. Therefore, management cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flow, quoted trading price of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

ITEM 1A.	RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations.    The following factors, as well as the factors discussed in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Factors That May Influence Future Results of Operations,” and other information contained in this report, should be considered in evaluating us and our business.

Global Market and Economic Conditions.    In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. For the year ended December 31, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the second half of 2008, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Our operations depend upon the Southern California economy.    As of December 31, 2008, all of our properties and our future development pipeline land holdings are located in Southern California. Our business depends on our ability to generate FFO in excess of scheduled principal payments on debt, payments on the 7.450% Series A Cumulative Redeemable Preferred Units of the Operating Partnership (the “Series A Preferred Units”), distributions to preferred stockholders and capital expenditure requirements.

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

The global economic crisis referenced above has particularly affected the economy of California, where foreclosures and unemployment rates exceed the national average. In addition, the State of California faces budgetary shortfalls which if left unaddressed will negatively impact government-provided state and local services, and also may adversely impact property owners and tenants. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in a different geographic region or in several geographic regions. Any adverse economic or real estate developments in the Southern California region could adversely impact our financial condition, results of operations and cash flow, and those of our tenants, as well as adversely affect the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

We depend on significant tenants.    As of December 31, 2008, our fifteen largest tenants represented approximately 38.7% of total annualized base rental revenues. Of this amount, our largest tenant, Intuit, leased an aggregate of approximately 541,600 rentable square feet of office space under three separate leases, representing 5.4% of our total annualized base rental revenues at December 31, 2008. See further discussion on the composition of our tenants by industry and our largest tenants under Item 1: Business “—Significant Tenants” and Item 2: Properties “—Significant Tenants,” respectively.

Although we have been able to mitigate the impact of past significant tenant defaults on our financial condition, revenues and results of operations, our financial condition, results of operations, our ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renews its lease(s) on terms less favorable to us or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our cash flow.    For the year ended December 31, 2008, we derived approximately 97.6% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

We may be unable to renew leases or re-lease available space.    As of December 31, 2008, we had office and industrial space available for lease representing approximately 10.8% of the total square footage of our properties. In addition, leases representing approximately 9.2% and 16.4% of the leased rentable square footage of our properties are scheduled to expire in 2009 and 2010, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Management believes that the average rental rates for our properties, are approximately 5% below the current average quoted market rates and average rental rates for leases scheduled to expire in 2009 and approximately 5% to 10% below the current average quoted market rates for the entire portfolio, although individual properties within any particular submarket presently may be leased at, above or below the current market rental rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease or existing tenants do not renew their leases, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and our ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment and use of our properties.    In addition to the governmental regulations relating to the environment described in Item 1: Business “—Government Regulations Relating to the Environment” above, we are subject to additional governmental regulations that may have a material adverse effect on our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties substantially comply with present requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment and use of our properties. Restrictions on our ability to develop, redevelop or use our properties resulting from changes in the existing land use rules and regulations could have an adverse effect on our financial position, results of operations, cash flow, quoted trading prices of our securities, ability to satisfy our debt service obligations, and ability to pay distributions to stockholders. For example, the Airport Land Use Commission is currently evaluating updates to the existing airport compatibility plans for all public and military airports in San Diego County, which if adopted could adversely impact our business in this region.

Increasing utility costs in California may have an adverse effect on our operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity, water and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its utility needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for office and industrial space could adversely affect our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.    Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have important consequences to us, including the following:

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	cash flow may be insufficient to meet required principal and interest payments;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure the loans and receive an assignment of rents and leases; and

•	our default under one mortgage loan could result in a default on other indebtedness with cross default provisions.

If one or more of these events were to occur, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could require us to pay income or excise tax notwithstanding our tax status as a REIT under the Code of 1986, as amended (the “Code”). As of December 31, 2008, we had approximately $1.2 billion aggregate principal amount of indebtedness, $81.6 million of which is contractually due prior to December 31, 2009. Our total debt and preferred equity represented 54.1% of our total market capitalization at December 31, 2008. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources” for a presentation of our market capitalization.

We face significant competition, which may decrease the occupancy and rental rates of our properties.    We compete with several developers, owners and operators of office, industrial and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. For instance, the occupancy rate for our Long Beach stabilized office property portfolio in Los Angeles County at December 31, 2008 was 94.4% in comparison to 87.8% for the Long Beach submarket in total. We believe that our higher occupancy rates mean that, on average, our competitors have more space currently available for lease than we do. As a result, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. Leases representing approximately 108,400 rentable square feet, or 11.4% of our Long Beach stabilized office property portfolio, are scheduled to expire in 2009. As a result, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders may be adversely affected.

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

Earthquake damage to our properties could have an adverse effect on our financial condition and operating results.    As of December 31, 2008, all of our properties are located in Southern California. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, our earthquake insurance policies include substantial self-insurance portions and we may discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flow from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

We may be unable to complete acquisitions and successfully operate acquired properties.    We continually evaluate the market of available properties and may acquire office and industrial properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following risks:

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

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

We may be unable to successfully complete and operate acquired, developed and redeveloped properties.    There are significant risks associated with property acquisition and development including the possibility that:

•	we may be unable to lease acquired, developed or redeveloped properties at expected rental rates or within projected timeframes;

•	we may not complete development or redevelopment properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to acquisition, development or redevelopment properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, other required entitlements, building, occupancy, and other required governmental permits and authorizations; and

•	we may encounter delays, refusals, unforeseen cost increases and other impairments due to third-party litigation.

If one or more of these events were to occur in connection with our acquired properties or our development or redevelopment properties currently under construction or planned for development, our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

While we primarily acquire, develop and redevelop office properties in Southern California markets, we may in the future acquire, develop or redevelop properties for retail or other use and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of property types other than office and industrial, or with outside markets, which could adversely affect our ability to acquire or develop properties or to achieve expected performance.

We could default on leases for land on which some of our properties are located.    As of December 31, 2008, we owned one office complex, located on various land parcels, which we lease individually on a long-term basis. As of December 31, 2008, we had approximately 949,000 aggregate rentable square feet, or 7.7% of our total stabilized portfolio, of rental space located on these leased parcels. The leases for the land under the one office complex at the Kilroy Airport Center in Long Beach, California expire in 2084. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to stockholders.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire.    Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Code generally imposes a 100% prohibited transaction tax on profits we derive from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial position, results of operations, cash flow, quoted trading prices of our securities, ability to satisfy our debt service obligations and repay indebtedness and ability to pay distributions to stockholders.

Common limited partners of the Operating Partnership have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of stockholders.    We may not withdraw from the Operating Partnership or transfer our general partnership interest or admit another general partner without the approval of the holders of a majority of the units representing common limited partnership interests in the Operating Partnership (the “Common Units”), except in the case of a “termination transaction” that requires the approval of the holders of 60% of the common units, including the common units held by us in our capacity as general partner. The right of common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of our stockholders.

The Chairman of our Board of Directors and our President and Chief Executive Officer each have substantial influence over our affairs.    John B. Kilroy, Sr. is the Chairman of the Board of Directors and the father of John B. Kilroy, Jr., our President and Chief Executive Officer. Each is a member of our Board of Directors, and together, as of December 31, 2008, they beneficially owned 306,808 shares of common stock and an aggregate of 1,430,970 Common Units, which are redeemable in exchange for, at our option, an equal number of shares of our common stock, representing a total beneficial ownership of approximately 5.0% of the total outstanding shares of common stock as of December 31, 2008, assuming the exchange, at our option, of the Common Units held by Messrs. Kilroy into shares of our common stock.

Pursuant to our charter, no stockholder may own, actually or constructively, more than 7.0% of our common stock without obtaining a waiver from the Board of Directors. The Board of Directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on us and could exercise their influence in a manner that is not in the best interest of our stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to our stockholders for approval.

Limited partners of the Operating Partnership must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the Common Units, we must obtain the approval of limited partners holding a majority of the common units before we may dissolve the partnership. As of December 31, 2008, limited partners owned approximately 5.0% of the outstanding interests in the Operating Partnership, of which 4.1% was owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. In addition, the Operating Partnership has agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement or restructuring of debt, or any sale, exchange or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of our stockholders.

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

The Code contains stringent ownership limits on us as a result of our decision to be taxed as a REIT, including:

•	no more than 50% in value of our capital stock may be owned, actually or constructively, by five or fewer individuals, including some entities, during the last half of a taxable year;

•	subject to exceptions, our common stock must be held by a minimum of 100 persons for at least 335 days of a 12-month taxable year, or a proportionate part of a short taxable year; and

•

if we, or any entity which owns 10% or more of our capital stock, actually or constructively own 10% or more of one of our tenants, or a tenant of any partnership in which we are a partner, then any rents that we receive from that tenant in question will not be qualifying income for purposes of the Code’s REIT gross income tests, regardless of whether we receive the rents directly or through a partnership.

Our charter also establishes clear ownership limits to protect our REIT status. No single stockholder may own, either actually or constructively, absent a waiver from the Board of Directors, more than 7.0% (by value or by number of shares, whichever is more restrictive) of our common stock outstanding. Similarly, absent a waiver from the Board of Directors, no single holder of our 7.45% Series A Cumulative Redeemable Preferred stock (the “Series A Preferred Stock”), if issued, may actually or constructively own any class or series of our preferred stock, so that their total capital stock ownership would exceed 7.0% by value of our total outstanding shares of capital stock; no single holder of our 7.8% Series E Cumulative Redeemable Preferred stock (the “Series E Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series E Preferred Stock; and no single holder of our 7.5% Series F Cumulative Redeemable Preferred stock (the “Series F Preferred Stock”) may actually or constructively own more than 9.8% (by value or by number of shares, whichever is more restrictive) of our Series F Preferred Stock.

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

Our charter contains provisions that may delay, deter, or prevent a change of control transaction.    The following provisions of our charter may delay or prevent a change of control over the Company, even if a change of control might be beneficial to our stockholders, deter tender offers that may be beneficial to our stockholders, or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond our ownership limits or otherwise to effect a change of control:

•

Our Board of Directors is divided into three classes with staggered terms. The staggered terms for directors may reduce the possibility of a tender offer or an attempt to complete a change of control transaction even if a tender offer or a change of control is in our stockholders’ interest. The Board of Directors adopted a resolution at its meeting on October 2, 2008 to submit and recommend for approval to stockholders at the 2009 annual meeting an amendment to our charter to de-stagger the Board of Directors;

•

Our charter authorizes our Board of Directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The Board of Directors may establish the preferences, rights and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our stockholders’ interest. As of December 31, 2008, 5,060,000 shares of our preferred stock were issued and outstanding, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock and an additional 1,500,000 shares of preferred stock were designated as 7.45% Series A Preferred Stock, which was reserved for possible issuance in exchange for outstanding Series A Preferred Units; and

•

Our charter states that any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes entitled to be cast in the election of directors.

Loss of our REIT status would have significant adverse consequences to us and the value of our stock.    We currently operate in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. If we were to lose our REIT status, we would face serious tax consequences that would substantially reduce the funds available for distribution to stockholders for each of the years involved due to the following:

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. For distributions with respect to taxable years ending on or before December 31, 2009, recent IRS guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of our common stock, if certain conditions are met. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to qualify as a REIT, we cannot be certain that we have been or will continue to be organized or be able to operate in a manner to qualify or remain qualified as a REIT for federal income tax purposes.

To maintain our REIT status we may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. For distributions with respect to taxable years ending on or before December 31, 2009, recent IRS guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of our common stock, if certain conditions are met. To maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our growth depends on external sources of capital that are outside of our control.    We are required under the Code to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. For distributions with respect to taxable years ending on or before December 31, 2009, recent IRS guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of our common stock, if certain conditions are met. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flow and cash distributions, and the quoted market prices of our securities. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flow, quoted trading prices of our securities and ability to satisfy our debt service obligations and to pay distributions to our stockholders may be adversely impacted.

Our Board of Directors may change investment and financing policies without stockholder approval causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt.    Our financing policies and objectives are determined by our Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. At December 31, 2008, we had approximately $1.2 billion aggregate principal amount of indebtedness outstanding, which represented 46.1% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 54.1% at December 31, 2008. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources” for a presentation of our market capitalization. This ratio may be increased or decreased without the consent of our stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to make distributions to stockholders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

As of December 31, 2008, 33,086,148 shares of our common stock and 5,060,000 shares of our preferred stock, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F

Preferred Stock, were issued and outstanding, and an additional 1,500,000 shares of preferred stock were designated as 7.45% Series A Preferred Stock, which was reserved for possible issuance in exchange for outstanding Series A Preferred Units. As of December 31, 2008, we had reserved for future issuance the following shares of common stock: 1,753,729 shares issuable upon the exchange, at our option, of Common Units; 1,120,973 shares issuable under the Company’s 2006 Incentive Award Plan; and 978,390 shares issuable under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. During the year ended December 31, 2008, we filed a registration statement that was automatically effective and registered 2,188,340 shares of our common stock for possible issuance to the holders of Common Units. This registration statement also registered 306,808 shares of our common stock currently held by certain of the selling stockholders for possible resale. In addition, we have a currently-effective registration statement registering 6,269,570 shares of our common stock that may be issued in exchange for the Notes. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

Future terrorist activity or engagement in war by the U.S. may have an adverse affect on our financial condition and operating results.    Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist acts and engagement in war by the U.S. also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for our office and industrial leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

As of December 31, 2008, our stabilized portfolio of operating properties was comprised of 92 Office Properties and 42 Industrial Properties, which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of December 31, 2008, the Office Properties were approximately 86.2% leased to 292 tenants, and the Industrial Properties were approximately 96.3% leased to 63 tenants.

Our stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties and one industrial property that the Company is in the process of re-entitling for residential use. As of December 31, 2008, we had one development property in the lease-up phase, which encompasses approximately 51,000 rentable square feet of new medical office space.

All of our properties are located in Southern California. We own all of our properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center in Long Beach, California all are held subject to leases for the land that expire in 2084.

In general, the Office Properties are leased to tenants on a full service gross or modified gross basis, and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and operating expenses (“Expense Stop”). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. Under a triple net lease and a modified net lease, tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

We believe that all of our properties are well-maintained and do not require significant capital improvements. As of December 31, 2008, we managed all of our properties through internal property managers.

Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office Properties and Industrial Properties owned as of December 31, 2008.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/08(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
23925 Park Sorrento, Calabasas, California	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento, Calabasas, California	1	2001	100,592	63.0%	2,329	38.08
24025 Park Sorrento, Calabasas, California	1	2000	102,264	100.0%	3,941	38.54
26541 Agoura Road Calabasas, California	1	1988	91,327	5.0%	16	3.49
2240 E. Imperial Highway, El Segundo, California	1	1983/2007	122,870	100.0%	2,699	21.97
2250 E. Imperial Highway, El Segundo, California	1	1983	293,261	96.5%	8,478	30.19
2260 E. Imperial Highway, El Segundo, California	1	1983	286,151	100.0%	5,409	18.90
909 N. Sepulveda Blvd., El Segundo, California	1	1972/2004	241,607	93.3%	5,373	23.83
999 N. Sepulveda Blvd., El Segundo, California	1	1962/2003	127,901	98.6%	2,558	22.38
3750 Kilroy Airport Way, Long Beach, California(5)	1	1989	10,457	100.0%	137	19.85
3760 Kilroy Airport Way, Long Beach, California	1	1989	165,278	96.1%	4,337	27.29
3780 Kilroy Airport Way, Long Beach, California	1	1989	219,745	86.6%	5,082	27.29
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	94.3%	5,268	29.02
3840 Kilroy Airport Way, Long Beach, California	1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California	1	1987	98,243	100.0%	1,328	13.52
3900 Kilroy Airport Way, Long Beach, California	1	1987	126,840	94.9%	2,833	23.93
12100 W. Olympic Blvd., Los Angeles, California	1	2002	150,167	100.0%	5,125	34.13
12200 W. Olympic Blvd., Los Angeles, California	1	2000	150,302	94.7%	4,169	37.93
12312 W. Olympic Blvd, Los Angeles, California(4)	1	1950/1998	78,000	100.0%	1,782	22.85
1633 26th Street, Santa Monica, California	1	1972/1997	44,915	100.0%	1,152	25.65
2100 Colorado Avenue, Santa Monica, California(4)	3	1992	94,844	100.0%	3,425	36.11
3130 Wilshire Blvd., Santa Monica, California	1	1969/1998	89,017	81.2%	2,126	29.41
501 Santa Monica Blvd., Santa Monica, California	1	1974	73,115	90.8%	2,340	36.74

Subtotal/Weighted Average— Los Angeles County	25		3,007,187	92.1%	75,243	27.77

San Diego County
12225 El Camino Real, Del Mar, California	1	1998	60,840	0.0%	—	—
12235 El Camino Real, Del Mar, California(6)	1	1998	54,673	100.0%	2,042	37.35
12340 El Camino Real, Del Mar, California(6)	1	2002	87,405	100.0%	3,884	44.44
12390 El Camino Real, Del Mar, California(6)	1	2000	72,332	100.0%	3,069	42.43
3579 Valley Centre Drive, Del Mar, California	1	1999	52,375	0.0%	—	—
3611 Valley Centre Drive, Del Mar, California(6)	1	2000	130,178	95.6%	4,349	36.87
3661 Valley Centre Drive, Del Mar, California(6)	1	2001	129,752	100.0%	4,006	30.87
3721 Valley Centre Drive, Del Mar, California(6)	1	2002	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive, Del Mar, California(7)	1	2000	112,067	100.0%	5,199	46.39
12348 High Bluff Drive, Del Mar, California(6)	1	1999	38,710	93.5%	1,211	33.44
12400 High Bluff Drive, Del Mar, California(6)	1	2003	208,464	100.0%	9,897	47.48
6200 Greenwich Drive, Governor Park, California(7)	1	1996	71,000	100.0%	1,516	21.35
6220 Greenwich Drive, Governor Park , California	1	1996	141,214	0.0%	—	—
15051 Avenue of Science, I-15 Corridor, California(7)	1	2001	70,617	100.0%	2,035	28.82
15073 Avenue of Science, I-15 Corridor, California(7)	1	2001	46,759	100.0%	1,233	26.37
15231 Avenue of Science, I-15 Corridor, California(7)	1	2005	65,638	100.0%	1,875	28.57
15253 Avenue of Science, I-15 Corridor, California(7)	1	2005	37,437	100.0%	1,070	28.58
15333 Avenue of Science, I-15 Corridor, California(7)	1	2006	78,880	100.0%	2,219	28.13
15378 Avenue of Science, I-15 Corridor, California(7)	1	1984	68,910	100.0%	978	14.19
15004 Innovation Drive, I-15 Corridor, California(7)	1	2008	146,156	100.0%	7,137	48.83
15435 Innovation Drive, I-15 Corridor, California	1	2000	51,500	0%	—	—
15445 Innovation Drive, I-15 Corridor, California	1	2000	51,500	0%	—	—
13280 Evening Creek Drive South, I-15 Corridor, California(8)	1	2007	42,971	46.5%	520	26.03
13290 Evening Creek Drive South, I-15 Corridor, California	1	2007	61,176	0.0%	—	—
13480 Evening Creek Drive North, I-15 Corridor, California(6)	1	2008	147,533	100.0%	7,775	52.70
13500 Evening Creek Drive North, I-15 Corridor, California(6)	1	2004	140,915	98.0%	4,900	35.50
13520 Evening Creek Drive North, I-15 Corridor, California(6)	1	2004	140,915	53.0%	2,658	36.57

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/08(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
7525 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	130,243	100.0%	3,693	28.35
7545 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	130,354	100.0%	3,609	27.69
7555 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	101,236	100.0%	3,175	31.36
10020 Pacific Mesa Blvd, Sorrento Mesa, California(4)	1	2007	318,000	100.0%	7,683	24.16
4921 Directors Place, Sorrento Mesa, California	1	2007	55,500	0.0%	—	—
4939 Directors Place, Sorrento Mesa, California(7)	1	2002	60,662	100.0%	2,881	47.49
4955 Directors Place, Sorrento Mesa, California(7)	1	2002	76,246	100.0%	2,276	29.85
5005 Wateridge Vista Drive, Sorrento Mesa, California(4)	1	1999	61,460	100.0%	1,248	20.31
5010 Wateridge Vista Drive, Sorrento Mesa, California(4)	1	1999	111,318	100.0%	2,261	20.31
10243 Genetic Center Drive, Sorrento Mesa, California	1	2001	102,875	0.0%	—	—
10390 Pacific Center Court, Sorrento Mesa, California(7)	1	2002	68,400	100.0%	2,771	40.51
6055 Lusk Avenue, Sorrento Mesa, California(4)	1	1997	93,000	100.0%	1,554	16.71
6260 Sequence Drive, Sorrento Mesa, California(7)	1	1997	130,536	100.0%	1,717	13.15
6290 Sequence Drive, Sorrento Mesa, California(7)	1	1997	90,000	100.0%	2,098	23.31
6310 Sequence Drive, Sorrento Mesa, California(4)	1	1997	62,415	100.0%	1,200	19.23
6340 Sequence Drive, Sorrento Mesa, California(7)	1	1998	66,400	100.0%	1,246	18.77
6350 Sequence Drive, Sorrento Mesa, California	1	1998	132,600	100.0%	2,507	18.91
10394 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	59,630	100.0%	1,096	18.38
10398 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	43,645	100.0%	943	21.61
10421 Pacific Center Court, Sorrento Mesa, California	1	1995/2002	79,871	0.0%	—	—
10445 Pacific Center Court, Sorrento Mesa, California(16)	1	1995	48,709	0.0%	—	—
10455 Pacific Center Court, Sorrento Mesa, California	1	1995	90,000	100.0%	1,112	12.36
10350 Barnes Canyon, Sorrento Mesa, California(6)	1	1998	38,018	100.0%	915	24.07
10120 Pacific Heights, Sorrento Mesa, California(7)	1	1995	52,540	100.0%	977	18.60
5717 Pacific Center Blvd, Sorrento Mesa, California(4)	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive, UTC, California(9)	1	1999	47,636	100.0%	1,064	22.34
9455 Towne Center Drive, UTC, California	1	1998	45,195	0.0%	—	—
9785 Towne Center Drive, UTC, California(4)	1	1999	75,534	100.0%	1,374	18.19
9791 Towne Center Drive, UTC, California(4)	1	1999	50,466	100.0%	916	18.15

Subtotal/Weighted Average— San Diego County	57		5,019,160	83.1%	124,171	29.83

Orange County
4175 E. La Palma Avenue, Anaheim, California	1	1985	43,263	95.1%	841	20.44
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	94.5%	1,473	26.06
601 Valencia Avenue, Brea, California	1	1982	60,891	0.0%	—	—
603 Valencia Avenue, Brea, California	1	2005	45,900	100.0%	993	21.63
111 Pacifica, Irvine Spectrum, California	1	1991	67,496	66.4%	1,232	30.39

Subtotal/Weighted Average— Orange County	5		277,340	67.9%	4,539	24.65

Other
5151 Camino Ruiz, Camarillo, California(17)	2	1982	187,861	89.4%	1,879	11.19
5153 Camino Ruiz, Camarillo, California(10)	1	1982	38,655	100.0%	618	15.99
5155 Camino Ruiz, Camarillo, California(10)	1	1982	38,856	100.0%	625	16.09
2829 Townsgate Road, Thousand Oaks, California	1	1990	81,067	100.0%	2,438	30.07

Subtotal/Weighted Average — Other	5		346,439	94.2%	5,560	17.03

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	92		8,650,126	86.2%	209,513	28.38

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue, El Segundo, California	1	1954	192,053	100.0%	2,960	15.41

Subtotal/Weighted Average— Los Angeles County	1		192,053	100.0%	2,960	15.41

Orange County
1000 E. Ball Road, Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road, Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue, Anaheim, California	1	1984	84,185	100.0%	753	8.94
3125 E. Coronado Street, Anaheim, California	1	1970	144,000	100.0%	1,087	7.55
3130/3150 Miraloma, Anaheim, California(11)	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter, Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue, Anaheim, California(18)	1	1966	153,320	40.8%	—	—
3355 E. La Palma Avenue, Anaheim, California	1	1999	98,200	100.0%	923	9.40
4123 E. La Palma Avenue, Anaheim, California(13)	1	1985	70,863	100.0%	711	10.03

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/08(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
4155 E. La Palma Avenue, Anaheim, California(12)	1	1985	74,618	88.8%	761	11.48
5115 E. La Palma Avenue, Anaheim, California	1	1967/1998	286,139	100.0%	2,078	7.26
5325 E. Hunter Avenue, Anaheim, California	1	1983	110,487	100.0%	564	5.10
1145 N. Ocean Boulevard, Anaheim, California	1	1999	65,447	100.0%	495	7.56
1201 N. Miller Street, Anaheim, California	1	1999	119,612	100.0%	881	7.37
1211 N. Miller Street, Anaheim, California	1	1999	200,646	100.0%	1,053	5.25
1231 N. Miller Street, Anaheim, California	1	1999	113,242	100.0%	689	6.08
660 N. Puente Street, Brea, California	1	1981	51,567	100.0%	402	7.80
950 W. Central Avenue, Brea, California	1	1983	24,000	100.0%	252	10.50
1050 W. Central Avenue, Brea, California(7)	1	1984	30,000	100.0%	314	10.47
1150 W. Central Avenue, Brea, California	1	1984	30,000	100.0%	330	11.00
895 Beacon Street, Brea, California	1	1987	54,795	100.0%	400	7.30
955 Beacon Street, Brea, California	1	1987	37,916	100.0%	219	5.78
1125 Beacon Street, Brea, California	1	1988	49,178	100.0%	420	8.54
925 Lambert Road, Brea, California(14)	1	1999	80,000	100.0%	573	7.16
1075 Lambert Road, Brea, California(14)	1	1999	98,811	100.0%	767	7.76
1675 MacArthur Blvd, Costa Mesa, California	1	1986	50,842	100.0%	625	12.29
25902 Towne Center Drive, Foothill Ranch, California	1	1998	309,685	100.0%	2,459	7.94
12681/12691 Pala Drive, Garden Grove, California(7)	1	1970	84,700	55.1%	383	8.21
7421 Orangewood Avenue, Garden Grove, California(7)	1	1981	82,602	100.0%	643	7.78
7091 Belgrave Avenue, Garden Grove, California	1	1971	70,000	100.0%	377	5.39
12271 Industry Street, Garden Grove, California(6)	1	1972	20,000	100.0%	184	9.20
12311 Industry Street, Garden Grove, California(6)	1	1972	25,000	100.0%	227	9.08
12400 Industry Street, Garden Grove, California(15)	1	1972	64,200	100.0%	—	—
7261 Lampson Avenue, Garden Grove, California	1	1974	47,092	100.0%	330	7.01
12472 Edison Way, Garden Grove, California	1	1984	55,576	100.0%	416	7.49
12442 Knott Avenue, Garden Grove, California	1	1985	58,303	100.0%	546	9.36
2055 S.E. Main Street, Irvine, California(4)	1	1973	47,583	100.0%	541	11.37
1951 E. Carnegie Avenue, Santa Ana, California	1	1981	100,000	100.0%	1,013	10.13
2525 Pullman Street, Santa Ana, California	1	2002	103,380	100.0%	684	6.62
14831 Franklin Avenue, Tustin, California	1	1978	36,256	100.0%	279	7.70
2911 Dow Avenue, Tustin, California	1	1998	51,410	100.0%	393	7.64

Subtotal/Weighted Average— Orange County	41		3,526,610	96.1%	25,069	7.68

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	42		3,718,663	96.3%	28,029	8.11

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	134		12,368,789	89.2%	$237,542	$21.92

(1)	Based on all leases at the respective properties in effect at December 31, 2008. Includes month-to-month leases at December 31, 2008.

(2)	Calculated as contractual base rental revenues as of December 31, 2008, determined in accordance with GAAP, annualized to reflect a twelve-month period. Annualized base rental revenues excludes the amortization of deferred revenue recorded for tenant-funded tenant improvements. Excludes month-to-month leases and vacant space at December 31, 2008.

(3)	Calculated as annualized base rent divided by net rentable square feet leased at December 31, 2008. Excludes month-to-month leases and vacant space at December 31, 2008.

(4)	For this property, the lease is written on a triple net basis.

(5)	For this property, leases of approximately 4,000 rentable square feet are written on a modified gross basis, and leases of approximately 6,000 rentable square feet are written on a full service gross basis.

(6)	For this property, the leases are written on a modified gross basis.

(7)	For this property, the lease is written on a modified net basis.

(8)	For this property, a lease of approximately 20,000 rentable square feet is written on a modified net basis. The remaining 23,000 rentable square feet is currently being marketed for lease.

(9)	For this property, leases of approximately 36,000 rentable square feet are written on a modified net basis, and leases of approximately 11,000 rentable square feet are written on a modified gross basis.

(10)	For this property, leases of approximately 20,000 rentable square feet are written on a full service gross basis and leases of approximately 19,000 rentable square feet are written on a triple net basis.

(11)	For this property, a lease of approximately 144,000 rentable square feet is written on a modified net basis.

(12)	For this property, leases of approximately 47,000 rentable square feet are written on a full service gross basis, and leases of approximately 19,000 rentable square feet are written on a triple net basis.

(13)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis, and a lease of approximately 56,000 rentable square feet is written on a triple net basis.

(14)	For these properties, leases of approximately 142,000 rentable square feet are written on a modified net basis, and a lease of approximately 37,000 rentable square feet is written on a modified gross basis.

(15)	For this property, 64,200 rentable square feet were occupied at December 31, 2008 on a month-to-month basis.

(16)	For this property, a lease was executed with Cardinal Health, Inc. during the fourth quarter of 2008. Cardinal Health, Inc. is expected to take occupancy during the first quarter of 2009. See additional information regarding Cardinal Health, Inc. in Item 2: Properties—“Significant Tenants.”

(17)	For this property, leases of approximately 168,000 rentable square feet are written on a triple net basis and the remaining 20,000 rentable square feet are vacant.

(18)	For this property, approximately 62,500 rentable square feet were occupied at December 31, 2008 on a month-to-month basis.

Re-entitlement Property

At December 31, 2008 we were in the process of re-entitling the following property for residential use:

Property Location	No. of Buildings	Year Acquired	Net Rentable Square Feet	Percentage Occupied at 12/31/08
17150 Von Karman Irvine, California	1	1997	157,458	0%

Lease-up Development Office Property

The following office property, which is located in San Diego County, will be added to the stabilized office portfolio at the earlier of the property reaching 95% occupancy or one year following cessation of major construction activities. Construction was completed on this property during the fourth quarter of 2008.

Property Name / Submarket	No. of Buildings	Year Built	Net Rentable Square Feet	Percentage Occupied at 12/31/08
Sorrento Gateway-Lot 1 Sorrento Mesa	1	2008	50,925	0%

Future Development Pipeline

The following table sets forth certain information relating to our undeveloped land located in San Diego, California as of December 31, 2008.

Project	Submarket	Gross Site Acreage	Total Cost Basis As of 12/31/2008
			(in millions)
Carlsbad Oaks—Lots 4, 5, 7 & 8	Carlsbad	32.0	$18.1
Pacific Corporate Center—Lot 8	Sorrento Mesa	5.0	11.3
Rancho Bernardo Corporate Center	I-15 Corridor	21.0	27.2
San Diego Corporate Center	Del Mar	23.0	94.8
Santa Fe Summit—Phase II and III	56 Corridor	21.8	69.1
Sorrento Gateway—Lot 2	Sorrento Mesa	6.3	11.1
Sorrento Gateway—Lot 7	Sorrento Mesa	7.6	10.0

Total		116.7	$241.6

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of December 31, 2008, based upon annualized rental revenues at December 31, 2008.

Tenant Name	Property Segment	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
		(in thousands)
Intuit, Inc.	Office	$15,021	5.4%	November 1997	Various	(3)
Scripps Health	Office	12,336	4.4	July 2004	Various	(4)
Bridgepoint Education, Inc.(5)	Office	9,746	3.5	April 2007	September 2018
Cardinal Health, Inc.(6)	Office	9,256	3.3	July 2007	August 2017
DIRECTV, Inc.	Office	8,530	3.1	November 1996	July 2014
AMN Healthcare, Inc.	Office	8,341	3.0	July 2003	July 2018
The Boeing Company	Office/Industrial	6,593	2.4	August 1984	Various	(7)
Fish & Richardson P.C.	Office	6,071	2.2	October 2003	October 2018
Epson America, Inc.	Office	5,538	2.0	October 1999	October 2019
Accredited Home Lenders, Inc.	Office	5,164	1.9	December 2005	May 2016
Verenium Corporation	Office	5,158	1.8	November 2000	Various	(8)
Hewlett-Packard Company	Office	4,348	1.6	October 1999	April 2012
Fair, Isaac and Company, Incorporated	Office	4,006	1.4	August 2003	July 2010
Avnet, Inc.	Office	3,768	1.4	March 2003	February 2013
Epicor Software Corporation	Office	3,509	1.3	September 1999	August 2009

Total		$107,385	38.7%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of December 31, 2008.

(2)	Represents the date of the first relationship between the tenant and us or our predecessor.

(3)	The Intuit leases, which contribute $16,000, $1.5 million and $13.5 million of annualized base rental revenues, expired in January 2009 and will expire in August 2010 and August 2017, respectively.

(4)	The Scripps Health leases, which contribute $5.2 million and $7.1 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.

(5)	Bridgepoint Education, Inc. is presently expected to increase its current occupancy of 196,415 rentable square feet to 307,008 rentable square feet in phases through the third quarter of 2010. This anticipated expansion will increase our annualized base rental revenue from Bridgepoint Education, Inc. to approximately $14.8 million in the third quarter of 2010. If the increase in occupancy occurs, Bridgepoint Education, Inc. would become our second largest tenant starting in the fourth quarter of 2009.

(6)	In December 2008, we executed a lease with Cardinal Health, Inc. for an additional 48,700 rentable square feet at 10445 Pacific Center Court in San Diego, CA. The lease will increase our annualized base rental revenue from Cardinal Health, Inc. by approximately $0.8 million and is expected to commence in the first quarter of 2009.

(7)	The Boeing Company leases, which contribute $0.7 million, $5.4 million and $0.5 million of annualized base rental revenues, expire in March 2009, July 2010 and October 2010, respectively.

(8)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.

The following table sets forth the composition of our tenant base by industry at December 31, 2008, based on Standard Industrial Classifications.

Industry	Percentage of Total Annualized Base Rental Revenues at December 31, 2008
Professional, business and other services	34.3%
Manufacturing	19.2%
Education and health services	16.7%
Finance, insurance and real estate	15.1%
Information technology	9.9%
Government	2.0%
Construction	1.7%
Wholesale and retail trade	0.5%
Leisure and hospitality	0.5%
Transportation, warehousing and public utilities	0.1%

Total	100.0%

The following is a list of a representative sample of 25 of our tenants whose annualized base rental revenues were individually less than 1.0% of our total annualized base rental revenue at December 31, 2008:

•	ADT Security Services, Inc.	•	Healthcare Communications, Group	•	Pacific West Association of REALTORS®, Incorporated

•	American Apparel USA, LLC	•	The Hospitality Group Worldwide Limited	•	Pickford Realty, Ltd.

•	American Financial Network	•	Houser & Allison, APC	•	Robert Half International, Inc.

•	Budget Press, Inc.	•	Innovative Medical Management, Inc.	•	Samsung Information Systems America, Inc.

•	Conkle, Kremer & Engel	•	Interior Office Solutions, Inc.	•	Stoody, Mills & Lansford LLP

•	Contractors Bonding & Insurance Company	•	IPC International Corporation	•	Winters Financial Group, Inc.

•	Digital Artist Management, Inc.	•	Mundell Odlum & Hawes, LLP	•	WL & Associates Realty Advisor, Inc.

•	Dudek & Associates, Inc.	•	New Vision Shutters

•	Encore Software, Inc.	•	North American Title Company

Lease Expirations

The following table sets forth a summary of our lease expirations for the Office Properties and Industrial Properties for each of the next ten years beginning with 2009, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under Item 1A: Risk Factors.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)
Office Properties:
2009	64	639,648	8.7%	$16,406	7.8%	$25.65
2010	76	1,311,111	17.8	32,305	15.4	24.64
2011	51	518,501	7.0	10,759	5.1	20.75
2012	42	534,377	7.2	14,940	7.1	27.96
2013	37	529,882	7.2	13,139	6.3	24.80
2014	24	886,873	12.0	22,479	10.8	25.35
2015	14	476,464	6.5	14,380	6.9	30.18
2016	9	333,947	4.5	8,514	4.1	25.50
2017	11	1,084,438	14.7	29,624	14.1	27.32
2018	20	638,798	8.7	28,283	13.5	44.28
2019 and beyond	5	428,819	5.7	18,684	8.9	43.57

	353	7,382,858	100.0%	$209,513	100.0%	28.38

Industrial Properties:
2009	10	355,413	10.3%	$2,479	8.8%	6.97
2010	16	461,493	13.4	3,674	13.1	7.96
2011	12	345,634	10.0	3,217	11.5	9.31
2012	11	596,672	17.3	4,158	14.8	6.97
2013	4	581,508	16.8	4,259	15.2	7.32
2014	6	407,123	11.8	3,053	10.9	7.50
2015	4	260,889	7.6	2,102	7.5	8.06
2016	1	41,225	1.2	314	1.1	7.62
2017	1	192,053	5.6	2,960	10.6	15.41
2018	1	82,602	2.3	643	2.3	7.78
2019 and beyond	2	130,144	3.7	1,170	4.2	8.99

	68	3,454,756	100.0%	$28,029	100.0%	8.11

Total Portfolio	421	10,837,614	100.0%	$237,542	100.0%	$21.92

(1)	The information presented reflects leasing activity as of January 31, 2009. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space at December 31, 2008.

(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Secured Debt

At December 31, 2008, the Operating Partnership had six outstanding mortgage notes payable and one secured line of credit, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $316.5 million. See Note 9 to our consolidated financial statements and Schedule III—Real Estate and Depreciation included with this report. 88.8% of our secured debt bears interest at a fixed rate and 11.2% bears interest at a variable rate. Management believes that, as of December 31, 2008, the value of the properties securing the respective secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.    LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, we are not a defendant in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flow.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low and closing prices by quarter during 2008 and 2007 as reported on the NYSE. As of the date this report was filed, there were approximately 129 registered holders of our common stock.

2008	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$53.64	$44.81	$49.11	$0.5800
Second quarter	55.54	46.52	47.03	0.5800
Third quarter	52.30	42.37	47.79	0.5800
Fourth quarter	45.97	21.71	33.46	0.5800

2007	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$89.80	$72.70	$73.75	$0.5550
Second quarter	76.92	69.48	70.84	0.5550
Third quarter	73.20	56.79	60.63	0.5550
Fourth quarter	68.29	52.66	54.96	0.5550

We pay distributions to common stockholders quarterly each January, April, July and October at the discretion of the Board of Directors. Distribution amounts depend on our FFO (as defined under Item 1: Business “—Business and Growth Strategies”), financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

During the years ended December 31, 2008 and 2007, we issued 435,596 and 129,204 shares of common stock, respectively, in redemption of 435,596 and 129,204 Common Units by limited partners. The issuance was not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms set forth in the partnership agreement of the Operating Partnership, and the Common Units share in distributions with the common stock.

During the years ended December 31, 2008 and 2007, we accepted the return, at the current quoted market price, of 61,111 and 31,515 shares of our common stock, respectively, from certain key employees in accordance with the provisions of our incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during these periods.

The following table sets forth our share repurchase activity for the three months ended December 31, 2008:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1–October 31, 2008	—		—	—	—
November 1–November 30, 2008	—		—	—	—
December 1–December 31, 2008	809	(1)	$34.49	—	988,025

Total	809		$34.49	—	988,025

(1)	In December 2008, a total of 809 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on our shares of common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2008. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 16 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2003 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

(1)	This index is published by SNL Financial LC and includes 15 other office REITs and us.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Rental income	$252,084	$229,672	$216,745	$205,070	$182,461
Tenant reimbursements	31,035	25,322	22,440	20,270	18,549
Other property income	6,849	3,478	2,356	771	1,080

Total revenues	289,968	258,472	241,541	226,111	202,090

Property expenses	48,875	43,306	39,700	36,061	30,276
Real estate taxes	22,108	19,539	18,149	16,334	15,220
Provision for bad debts	4,051	473	744	(668)	832
Ground leases	1,617	1,582	1,583	1,207	976
General and administrative expenses	38,260	36,580	22,800	66,456	34,021
Interest expense	40,366	37,502	43,541	38,956	33,678
Depreciation and amortization	83,275	72,815	68,830	64,273	54,820

Total expenses	238,552	211,797	195,347	222,619	169,823

Interest and other investment (loss) income	(93)	1,606	1,653	604	521
Net settlement receipts (payments) on interest rate swaps			991	364	(2,893)
(Loss) gain on derivative instruments			(818)	378	3,099

Total other (loss) income	(93)	1,606	1,826	1,346	727

Income from continuing operations before minority interests	51,323	48,281	48,020	4,838	32,994
Minority interests:
Distributions on Cumulative Redeemable Preferred units	(5,588)	(5,588)	(5,588)	(5,588)	(9,579)
Original issuance costs of redeemed preferred units					(1,200)
Minority interest in (earnings) loss of Operating Partnership attributable to continuing operations	(2,148)	(2,129)	(2,514)	1,193	(2,344)

Total minority interests	(7,736)	(7,717)	(8,102)	(4,395)	(13,123)

Income from continuing operations	43,587	40,564	39,918	443	19,871
Discontinued operations:
Revenues from discontinued operations	199	10,312	22,788	16,734	23,585
Expenses from discontinued operations	135	(6,521)	(8,625)	(9,780)	(13,374)
Net gain on dispositions of discontinued operations	234	74,505	31,259	30,764	6,148
Impairment loss on property held for sale					(726)
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(34)	(5,038)	(3,476)	(4,342)	(1,963)

Total income from discontinued operations	534	73,258	41,946	33,376	13,670

Net income	44,121	113,822	81,864	33,819	33,541
Preferred dividends	(9,608)	(9,608)	(9,608)	(9,608)	(3,553)

Net income available for common stockholders	$34,513	$104,214	$72,256	$24,211	$29,988

Share Data:
Weighted average shares outstanding—basic	32,466,591	32,379,997	31,244,062	28,710,726	28,244,459

Weighted average shares outstanding—diluted	32,669,997	32,526,723	31,389,999	28,710,726	28,422,027

Income (loss) from continuing operations per common share—basic	$1.05	$0.96	$0.97	$(0.32)	$0.58

Income (loss) from continuing operations per common share—diluted	$1.04	$0.95	$0.96	$(0.32)	$0.57

Net income per common share—basic	$1.06	$3.22	$2.31	$0.84	$1.06

Net income per common share—diluted	$1.06	$3.20	$2.30	$0.84	$1.06

Dividends declared per common share	$2.32	$2.22	$2.12	$2.04	$1.98

	Kilroy Realty Corporation Consolidated
	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$2,472,013	$2,368,556	$2,040,761	$1,953,971	$1,863,230
Total assets	2,099,583	2,068,720	1,799,352	1,674,474	1,609,024
Total debt	1,169,466	1,107,002	879,198	842,282	801,441
Total liabilities	1,341,512	1,263,481	1,011,790	1,031,106	929,348
Total minority interests	102,006	111,947	113,266	124,100	133,129
Total preferred stock	121,582	121,582	121,582	121,582	121,582
Total stockholders’ equity	656,065	693,292	674,296	519,268	546,547

Other Data:
Funds From Operations(1)	$118,952	$110,584	$118,184	$63,603	$87,643
Cash flows provided by (used in):
Operating activities	144,481	147,500	61,570	116,002	120,513
Investing activities	(93,825)	(244,802)	(136,193)	(75,682)	(123,271)
Financing activities	(52,835)	97,086	82,690	(41,292)	(2,281)
Office Properties:
Rentable square footage	8,650,126	8,088,769	7,835,040	7,948,152	7,674,424
Occupancy	86.2%	93.7%	95.8%	92.5%	94.0%
Industrial Properties:
Rentable square footage	3,718,663	3,869,969	3,869,969	4,587,491	4,602,605
Occupancy	96.3%	94.7%	95.8%	99.3%	95.5%

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

Non-cash adjustments to arrive at FFO were as follows: in all periods, minority interest in earnings of the Operating Partnership, depreciation and amortization of real estate assets and net gain (loss) from dispositions of operating properties. For additional information, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 95.0% and 93.7% general partnership interest in the Operating Partnership as of December 31, 2008 and 2007, respectively.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2008, 2007 and 2006, we recorded $28.1 million, $41.1 million and $5.9 million, respectively, of tenant-funded tenant improvements, primarily at certain of our in-process development and redevelopment properties, and we recognized $11.3 million, $4.3 million and $2.3 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with these tenant-funded tenant improvements.

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

Our judgment as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease by lease basis and has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements, and therefore on our results of operations. Our judgment as to whether we are or the tenant is the owner of the tenant improvements for accounting purposes can also have a significant effect on the timing of our overall revenue recognition and therefore on our results of operations.

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

Our historical experience for the years ended December 31, 2007, 2006 and 2005 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized. We are currently in the process of performing our 2008 final reconciliations.

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

Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables and the allowance for deferred rent receivables is performed using a methodology that incorporates a specific identification analysis and an aging analysis and includes an overall evaluation of our historical loss trends and the current economic and business environment.

With respect to the allowance for uncollectible tenant receivables, the specific identification methodology analysis, relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. With respect to the allowance for deferred rent receivables, given the longer term nature of these receivables, the specific identification methodology analysis evaluates each of our significant tenants and any tenants on our internal watchlist and relies on factors such as each tenant’s financial condition and its ability to meet its lease obligations. Our allowances also include a reserve based on historical loss trends, which is not associated with any specific tenant. These reserves as well as our specific identification reserve is re-evaluated quarterly based on changes in the financial condition of tenants and our assessment of the tenant’s ability to meet its lease obligations, overall economic conditions and the current business environment.

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

For the years ended December 31, 2008, 2007 and 2006, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 1.4%, 0.2% and 0.3%, respectively, of recurring rental revenue. Included in the provision amount for 2008 is approximately $3.1 million to reserve for the unrecoverable portion of the deferred rent receivable balance related to the Favrille, Inc. (“Favrille”) lease. See Note 18 to our consolidated financial statements included in this report. Excluding the impact of Favrille on the provision for bad debts, for the year ended December 31, 2008, we recorded a provision for bad debts of approximately 0.3% of recurring revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2008, 2007 and 2006. In the event our estimates were not accurate and we had to change our allowances by 1% of recurring revenue, the potential impact to our net income available to common stockholders would be approximately $2.8 million, $2.6 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Evaluation of Asset Impairment

We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property by property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

•	current low occupancy levels or forecasted low occupancy levels at a specific property;

•	current period operating or cash flow losses combined with a historical pattern or future projection of potential continued operating or cash flow losses at a specific property;

•

deterioration in rental rates for a specific property as evidenced by sudden significant rental rate decreases or continuous rental rate decreases over numerous quarters, which could signal a decrease in future cash flow for that property;

•

deterioration of a given rental submarket as evidenced by significant increases in market vacancy and/or negative absorption rates or continuous increases in market vacancy and/or negative absorption rates over numerous quarters, which could signal a decrease in future cash flow for properties within that submarket;

•

significant increases in market capitalization rates, continuous increases in market capitalization rates over several quarters, or recent property sales at a loss within a given submarket, each of which could signal a decrease in the market value of properties;

•	significant change in strategy or use of a specific property or any other event that could result in a decreased holding period or significant development delay;

•	instances of physical damage to the property; and

•	default by a significant tenant when other indicators are present.

When evaluating properties to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment for any of our properties. If any impairment indicators are present for a specific property, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, we perform an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. Our impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate due to a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

During the years ended December 31, 2008, 2007 and 2006, we did not record any impairment losses since our strategy is to hold our properties for long-term use and therefore the undiscounted cash flow well exceeded the net carrying value for each evaluation.

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

Factors That May Influence Future Results of Operations

Global Market and Economic Conditions.    In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the U.S., declining demand for leased office or industrial properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or market due to impairment, or if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations would be negatively affected.

Leasing Activity and Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding our 2008 leasing activity.

Leasing Activity by Segment Type

For the Year Ended December 31, 2008

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	29	31	226,820	349,009	36.4%	18.3%	48.7%	53
Industrial Properties	6	9	212,698	728,363	24.4%	0.8%	77.5%	63

Total portfolio	35	40	439,518	1,077,372	31.6%	11.3%	65.0%	59

(1)	Represents leasing activity for leases commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

We believe that at December 31, 2008 the weighted average cash rental rates for our properties were approximately 5% to 10% below the current average quoted market rates, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our overall portfolio. However, under the current recessionary conditions affecting our markets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. Our occupancy and rental rates are impacted by general economic conditions, including the pace of regional economic growth and access to capital. An extended economic slowdown and continued tightening of the credit markets could have an adverse affect on our tenants and, as a result, on our future occupancy, rental rates and cash flow.

Scheduled Lease Expirations.    In addition to the 1.3 million rentable square feet, or 10.8%, of currently available space in our stabilized portfolio, leases representing approximately 9.2% and 16.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2009 and in 2010, respectively. The leases scheduled to expire during 2009 and in 2010 represent approximately 2.0 million rentable square feet of office space, or 20.5% of our total annualized base rental revenue, and 0.8 million rentable square feet of industrial space, or 2.6% of our total annualized base rental revenue, respectively. We believe that the average cash rental rates are approximately 5% below the current average quoted market rates for leases scheduled to expire during 2009 and that the average cash rental rates are approximately 10% to 15% below the current average quoted market rates for leases scheduled to expire during 2010, although individual properties within any particular submarket presently may be leased either above, below or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Sublease Space.    Of our leased space at December 31, 2008, approximately 485,600 rentable square feet, or 3.9%, of the square footage in our stabilized portfolio, was available for sublease, compared to 608,100 rentable square feet, or 5.1% at December 31, 2007. Of the 3.9% of available sublease space in our stabilized portfolio at December 31, 2008, approximately 1.2% was vacant space, and the remaining 2.7% was occupied. Approximately 53.1%, 27.2% and 19.7% of the available sublease space as of December 31, 2008 is located in the San Diego, Orange County and Los Angeles regions, respectively. Of the approximately 485,600 rentable square feet available for sublease at December 31, 2008, approximately 47,700 rentable square feet representing three leases are scheduled to expire in 2009, and approximately 144,200 rentable square feet representing seven leases are scheduled to expire in 2010.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flow.

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

We believe that a portion of our future potential growth will continue to come from our newly developed or redeveloped properties and our development pipeline. During the year ended December 31, 2008, we added approximately 560,000 rentable square feet of office space to our stabilized portfolio. As of December 31, 2008, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $242 million. We may also continue to seek and obtain development opportunities throughout Southern California and specifically in our core markets.

However, we anticipate that the general economic conditions and the resulting impact on conditions in our core markets will delay timing and reduce the scope of our development program in the near future, which will further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. During the third and fourth quarters of 2008, we did not capitalize interest and carry costs on certain development pipeline properties with an aggregate cost basis of approximately $38 million and $78 million, respectively, as it was determined these projects did not qualify for interest and other carry cost capitalization for the applicable quarters under GAAP.

In addition, we may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flow. During the year ended December 31, 2008, three of the properties we added to the stabilized portfolio, encompassing approximately 159,000 rentable square feet, had not yet reached stabilized occupancy of 95% since one year had passed since cessation of major construction activity. The average occupancy for these three properties was approximately 13% at December 31, 2008.

We believe that other possible sources of potential future growth are redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land for development. We had no redevelopment properties in-process as of December 31, 2008.

See additional information regarding our development and redevelopment properties under the caption “—2008 Stabilized Development and Redevelopment Properties” and in Item 2: Properties.

City of San Diego.    Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego, state and federal agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation and mandatory energy and sustainable building code requirements, (v) the potential new building permit moratorium due to state and regional water agencies not issuing new water meters because of new water rationing guidelines, and (vi) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important submarket. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on certain performance measures, including financial, operating and development targets.

In the first quarter of 2009, our Executive Compensation Committee approved the 2009 Annual Bonus Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures for the fiscal year ending December 31, 2009. The provisions of the 2009 program were reported on Form 8-K filed with the SEC on January 29, 2009. As a result of the structure of these programs and other such programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for these programs will be affected by our operating and development performance, financial results, the performance of our common stock and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to compensation programs.

Share-Based Compensation.    As of December 31, 2008, there was $9.6 million of total unrecognized compensation cost related to outstanding nonvested shares issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years. Additional unrecognized compensation cost of $9.7 million related to 51,040 nonvested shares of common stock and 569,973 nonvested restricted stock units issued under share-based compensation arrangements subsequent to December 31, 2008 is expected to be recognized over a weighted-average period of 1.4 years. See Note 13 to our consolidated financial statements included with this report for additional information regarding these programs.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2007 to December 31, 2008. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.4 million rentable square feet, or 3.4%, to 12.4 million rentable square feet at December 31, 2008, as a result of the activity noted below.

		Office Properties		Industrial Properties		Total
	Quarter of Activity	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at December 31, 2007		86	8,088,769	43	3,869,969	129	11,958,738
Properties added from the Development and Redevelopment Portfolios	Q3-Q4 2008	6	560,130			6	560,130
Properties not in service due to re-entitlement(1)	Q4 2008			(1)	(157,458)	(1)	(157,458)
Remeasurement			1,227		6,152		7,379

Total at December 31, 2008		92	8,650,126	42	3,718,663	134	12,368,789

(1)	We removed one property from the Orange County stabilized industrial portfolio in 2008 as we are in the process of re-entitling this property for residential use. If the re-entitlement is successful, we will evaluate the strategic options for the property, including the potential disposition of the asset.

2008 Stabilized Development and Redevelopment Properties

The following table sets forth certain information regarding development and redevelopment properties added to the stabilized portfolio during 2008.

Property Name / Address	Completion Date	Stabilization Date(1)	Number of Buildings	Rentable Square Feet	Percentage Leased at December 31, 2008
Development:
ICC 15004 Innovation Drive San Diego, CA	Q3 2008	Q3 2008	1	146,156	100%
Sorrento Gateway-Lot 3 4921 Directors Place San Diego, CA	Q4 2007	Q4 2008	1	55,500	0%
Kilroy Sabre Springs—Phase III 13480 Evening Creek Drive North San Diego, CA	Q3 2008	Q4 2008	1	147,533	100%

Total Development			3	349,189	84%

Redevelopment:
Kilroy Airport Center 2240 E Imperial Highway El Segundo, CA	Q3 2007	Q3 2008	1	107,041	100%
Sabre Springs Corporate Center 13280/13290 Evening Creek Dr San Diego, CA	Q4 2007	Q4 2008	2	103,900	19%

Total Redevelopment			3	210,941	60%

Total Stabilized Development and Redevelopment Properties			6	560,130	75%

(1)	The earlier of stabilized occupancy of 95% or one year from the date of cessation of major construction activities.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			12/31/2008	12/31/2007	12/31/2006
Office Properties:
Los Angeles County	25	3,007,187	92.1%	96.1%	92.8%
San Diego County	57	5,019,160	83.1	91.4	98.6
Orange County	5	277,340	67.9	99.1	98.3
Other	5	346,439	94.2	99.6	92.8

	92	8,650,126	86.2	93.7	95.8

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	41	3,526,610	96.1	94.4	95.6

	42	3,718,663	96.3	94.7	95.8

Total stabilized portfolio	134	12,368,789	89.2%	94.0%	95.8%

	Average Occupancy
	Stabilized Portfolio(1)		Core Portfolio(2)
	2008	2007	2008	2007
Office Properties	92.0%	94.1%	91.3%	94.0%
Industrial Properties	93.0	92.1	93.0	92.3
	92.3%	93.4%	91.9%	93.1%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.

(2)	Occupancy percentages reported are based on Office and Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized at December 31, 2008.

As of December 31, 2008, the Office Properties and Industrial Properties represented approximately 88.2% and 11.8%, respectively, of our total annualized base rental revenue.

Current Regional Information

Los Angeles County.    Our Los Angeles stabilized office portfolio of 3.0 million rentable square feet was 92.1% occupied with approximately 236,800 vacant rentable square feet as of December 31, 2008, compared to 96.1% occupied with approximately 112,100 vacant rentable square feet as of December 31, 2007. The decrease in Los Angeles County stabilized office portfolio occupancy is primarily attributable to a lease with Intuit that was terminated in July 2008, which represents approximately 90,000 rentable square feet. As of January 31, 2009, leases representing an aggregate of approximately 292,900 and 826,700 rentable square feet are scheduled to expire in 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2009 and 2010 represent approximately 38.6% of the total occupied rentable square feet in this region as of January 31, 2009 and 11.8% of our annualized base rental revenues for our total stabilized portfolio. Demand in our primary Los Angeles County submarkets has continued to exhibit resilient strength and we believe that our 2009 and 2010 lease expirations are on average approximately 10% to 15% below the current quoted market rates.

Orange County.    As of December 31, 2008, our Orange County stabilized industrial portfolio was 96.1% occupied with approximately 137,100 vacant rentable square feet, compared to 98.6% occupied as of

December 31, 2007 after adjusting for one vacant building encompassing approximately 157,500 rentable square feet that we removed from our stabilized portfolio in 2008 as we are in the process of re-entitling this property for residential use. If the re-entitlement is successful, we will evaluate the strategic options for the property, including the potential disposition of the asset. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 67.9% occupied with approximately 89,000 vacant rentable square feet as of December 31, 2008, compared to 99.1% occupied with approximately 2,600 vacant rentable square feet as of December 31, 2007. The decrease in occupancy was primarily attributable to a lease that expired during the second quarter of 2008, which represented approximately 54,300 rentable square feet.

As of January 31, 2009, leases representing an aggregate of approximately 469,700 and 472,900 rentable square feet were scheduled to expire in 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2009 and 2010 represents approximately 27.3% of the total occupied rentable square feet in this region as of the January 31, 2009 and 3.9% of the annualized base rental revenues for our total stabilized portfolio. We believe that our Orange County 2009 and 2010 lease expirations are on average approximately 0% to 5% above the current quoted market rates.

San Diego County.    Our San Diego stabilized office portfolio was 83.1% occupied with approximately 849,800 vacant rentable square feet as of December 31, 2008, compared to 91.4% occupied with approximately 393,400 vacant rentable square feet as of December 31, 2007. The decrease in occupancy was primarily attributable to the following:

•	Two leases that expired during the third quarter of 2008, which represented approximately 189,400 rentable square feet;

•

One lease representing approximately 102,900 rentable square feet where the tenant ceased paying rent in 2008 and attempted to surrender the leased premises (see Note 16 to our consolidated financial statements included in this report for additional information). This building is shown as 0% occupied at December 31, 2008 in the table in Item 2: Properties “—Office and Industrial Properties”; and

•	The addition of three development properties that stabilized during 2008 encompassing approximately 159,000 rentable square feet, which were 12.5% occupied as of December 31, 2008.

In addition, our one development property in lease-up and all of our future development pipeline land holdings are located in San Diego County. We have seen that the demand in Central San Diego has decreased from prior quarters, as evidenced by modest increases in direct and total vacancy rates, reported decreases in active demand for office space and slower and more protracted lease negotiations. As a result, given the current recessionary conditions, it may take a longer period of time for us to lease vacant space in San Diego than in prior years. In addition, we will seek only economically attractive development opportunities in this region depending upon market conditions. See additional information under the caption “—Factors That May Influence Future Results of Operations—Development and Redevelopment Programs.”

As of January 31, 2009, leases representing an aggregate of approximately 217,900 and 401,100 rentable square feet are scheduled to expire in 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire in 2009 and 2010 represents approximately 14.8% of the total occupied rentable square feet in this region as of January 31, 2009 and 6.5% of our annualized base rental revenues for our total stabilized portfolio. Approximately 45% of the leases scheduled to expire in 2009 and 2010 are located in the Sorrento Mesa submarket. Direct vacancy for two and three-story office product in Sorrento Mesa is currently 7.8% and total vacancy is 9.3%. We currently believe that our Sorrento Mesa leases scheduled to expire during 2009 and 2010 are approximately 10% to 15% above the current average quoted market rates. Our remaining 2009 and 2010 lease expirations are spread across all of our other Central San Diego submarkets and we currently believe that the rental rate for these leases approximate current average quoted market rates.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues from continuing operations (rental income, tenant reimbursements and other property income) less operating expenses from continuing operations (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same Net Operating Income segment information disclosed in Note 19 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2008 and 2007.

	Year Ended December 31,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Net Operating Income, as defined
Office Properties	$185,967	$168,575	$17,392	10.3%
Industrial Properties	27,350	24,997	2,353	9.4

Total portfolio	213,317	193,572	19,745	10.2

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	213,317	193,572	19,745	10.2
Other expenses:
General and administrative expenses	38,260	36,580	1,680	4.6
Interest expense	40,366	37,502	2,864	7.6
Depreciation and amortization	83,275	72,815	10,460	14.4
Interest and other investment (loss) income	(93)	1,606	(1,699)	(105.8)

Income from continuing operations before minority interests	51,323	48,281	3,042	6.3
Minority interests attributable to continuing operations	(7,736)	(7,717)	(19)	0.2
Income from discontinued operations	534	73,258	(72,724)	(99.3)

Net income	44,121	113,822	(69,701)	(61.2)
Preferred dividends	(9,608)	(9,608)	—	0.0

Net income available for common stockholders	$34,513	$104,214	$(69,701)	(66.9)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the years ended December 31, 2008 and 2007.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
Operating revenues:
Rental income	$223,245	$202,601	$20,644	10.2%	$191,126	$190,715	$411	0.2%
Tenant reimbursements	26,898	21,804	5,094	23.4	21,879	20,068	1,811	9.0
Other property income	5,923	3,406	2,517	73.9	5,918	3,405	2,513	73.8

Total	256,066	227,811	28,255	12.4	218,923	214,188	4,735	2.2

Property and related expenses:
Property expenses	45,437	40,675	4,762	11.7	43,750	40,009	3,741	9.4
Real estate taxes	19,169	16,825	2,344	13.9	15,674	15,560	114	0.7
Provision for bad debts	3,876	154	3,722	2,416.9	3,876	154	3,722	2,416.9
Ground leases	1,617	1,582	35	2.2	1,612	1,576	36	2.3

Total	70,099	59,236	10,863	18.3	64,912	57,299	7,613	13.3

Net Operating Income	$185,967	$168,575	$17,392	10.3%	$154,011	$156,889	$(2,878)	(1.8)%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at December 31, 2008.

Operating Revenues

Total revenues from Office Properties increased $28.3 million, or 12.4%, to $256.1 million for the year ended December 31, 2008, compared to $227.8 million for the year ended December 31, 2007.

Rental Income

Rental income from Office Properties increased $20.6 million, or 10.2%, to $223.2 million for the year ended December 31, 2008, compared to $202.6 million for the year ended December 31, 2007, primarily due to:

•

An increase of $18.4 million generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007, the one office development property that was added to the stabilized portfolio in the third quarter of 2008, and one office development property that was added to the stabilized portfolio in the fourth quarter of 2008 (the “Office Development Properties”);

•

An increase of $1.8 million generated by a redevelopment property that was added to the stabilized portfolio in the third quarter of 2008 and a redevelopment project consisting of two buildings that was added to the stabilized portfolio in the fourth quarter of 2008 (the “Office Redevelopment Properties”); and

•

An increase of $0.4 million generated by the Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized at December 31, 2008 (the “Core Office Portfolio”) which was primarily due to:

•

An increase of $2.7 million of non-cash revenue primarily attributable to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the termination of the Favrille lease. See Note 18 to our consolidated financial statements included in this report for additional information; and

•	An offsetting net decrease of $2.1 million attributable to the following changes in occupancy:

•

A decrease of $4.0 million in rental income from our San Diego office portfolio primarily due to a decrease in average occupancy of 4.3% in the San Diego office portfolio to 89.0% for the year ended December 31, 2008 from 93.3% for the year ended December 31, 2007. The decrease in average occupancy is primarily attributable to six vacant buildings representing approximately 475,400 rentable square feet;

•

A decrease of $0.8 million in rental income from our Orange County office portfolio primarily due to a decrease in average occupancy of 21.2% in the Orange County office portfolio to 77.5% for the year ended December 31, 2008 from 98.7% for the year ended December 31, 2007. The decrease in average occupancy is primarily attributable to one vacant building representing approximately 60,900 rentable square feet; and

•

An offsetting increase of $2.7 million in our Los Angeles office portfolio primarily due to an increase in rental rates and a modest increase in average occupancy of 0.4% in the Los Angeles office portfolio to 94.7% for the year ended December 31, 2008 from 94.3% for the year ended December 31, 2007.

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $5.1 million, or 23.4%, to $26.9 million for the year ended December 31, 2008 compared to $21.8 million for the year ended December 31, 2007 due to:

•	An increase of $3.3 million generated by the Office Development Properties and the Office Redevelopment Properties; and

•	An increase of $1.8 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below under the caption “—Property Expenses.”

Other Property Income

Other property income from Office Properties increased $2.5 million to $5.9 million for the year ended December 31, 2008 compared to $3.4 million for the year ended December 31, 2007. This increase was due primarily to a net lease termination fee from Intuit related to an early lease termination at one of our Office Properties in Los Angeles, of which $5.0 million was recognized during the year ended December 31, 2008. See Note 18 to our consolidated financial statements included in this report for additional information. During the year ended December 31, 2007, we recognized $2.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property and Related Expenses

Total expenses from Office Properties increased $10.9 million, or 18.3%, to $70.1 million for the year ended December 31, 2008 compared to $59.2 million for the year ended December 31, 2007.

Property Expenses

Property expenses from Office Properties increased $4.8 million, or 11.7%, to $45.4 million for the year ended December 31, 2008 compared to $40.7 million for the year ended December 31, 2007 due to:

•	An increase of $3.7 million generated by the Core Office Portfolio primarily due to:

•

A $1.8 million increase attributable to general increases in certain recurring operating costs such as utilities, property management expenses, repairs and maintenance costs and janitorial and other service-related costs;

•	A $0.9 million increase due to non-reimbursable legal fees primarily related to tenant defaults; and

•	A $0.8 million increase due to costs associated with one-time repairs at three of our properties in San Diego; and

•	An increase of $0.9 million attributable to the Office Development Properties and the Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $2.3 million, or 13.9%, to $19.2 million for the year ended December 31, 2008 compared to $16.8 million for the year ended December 31, 2007 primarily due to the Office Development Properties and Office Redevelopment Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $3.7 million, or 2,416.9%, to $3.9 million for the year ended December 31, 2008 compared $0.2 million for the year ended December 31, 2007 due to:

•

An increase of $3.1 million due to increasing the provision for bad debts for the deferred rent receivable balance related to the Favrille lease. See Note 18 to our consolidated financial statements included with this report for additional information; and

•	An increase of $0.6 million primarily due to changes in our estimates of collectibility of receivables from certain other watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net Operating Income from Office Properties increased $17.4 million, or 10.3%, to $186.0 million for the year ended December 31, 2008 compared to $168.6 million for the year ended December 31, 2007 due to:

•	An increase of $18.2 million generated by the Office Development Properties;

•	An increase of $2.1 million generated by the Office Redevelopment Properties; and

•	An offsetting decrease of $2.9 million generated by the Core Office Portfolio as discussed above.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the year ended December 31, 2008 and 2007.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$28,839	$27,071	$1,768	6.5%	$28,683	$27,071	$1,612	6.0%
Tenant reimbursements	4,137	3,518	619	17.6	4,137	3,518	619	17.6
Other property income	926	72	854	1,186.1	873	72	801	1,112.5

Total	33,902	30,661	3,241	10.6	33,693	30,661	3,032	9.9

Property and related expenses:
Property expenses	3,438	2,631	807	30.7	3,315	2,324	991	42.6
Real estate taxes	2,939	2,714	225	8.3	2,651	2,567	84	3.3
Provision for bad debts	175	319	(144)	(45.1)	175	319	(144)	(45.1)

Total	6,552	5,664	888	15.7	6,141	5,210	931	17.9

Net Operating Income	$27,350	$24,997	$2,353	9.4%	$27,552	$25,451	$2,101	8.3%

(1)	Industrial Properties owned and stabilized at January 1, 2007 which are still owned and stabilized at December 31, 2008.

Operating Revenues

Total revenues from Industrial Properties increased $3.2 million, or 10.6%, to $33.9 million for the year ended December 31, 2008 compared to $30.7 million for the year ended December 31, 2007.

Rental Income

Rental income from Industrial Properties increased $1.8 million, or 6.5%, to $28.8 million for the year ended December 31, 2008 compared to $27.1 million for the year ended December 31, 2007. This increase was primarily attributable to an increase in rental rates in connection with new leases at two of our Orange County Industrial Properties and an increase in occupancy. Average occupancy in the Industrial Portfolio increased 0.7% to 93.0% for the year ended December 31, 2008 compared to 92.1% for the year ended December 31, 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.6 million, or 17.6%, to $4.1 million for the year ended December 31, 2008 compared to $3.5 million for the year ended December 31, 2007. The increase in tenant reimbursements was primarily attributable to one new lease and two leases where our operating expense agreements were restructured at two of our Orange County Industrial Properties and a slight increase in reimbursable operating expenses.

Other Property Income

Other property income from Industrial Properties increased $0.9 million, or 1,186.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to lease termination fees and other miscellaneous income within the industrial portfolio.

Property and Related Expenses

Total expenses from Industrial Properties increased $0.9 million, or 15.7%, to $6.6 million for the year ended December 31, 2008, compared to $5.7 million for the year ended December 31, 2007.

Property Expenses

Property expenses from Industrial Properties increased by $0.8 million, or 30.7%, to $3.4 million for the year ended December 31, 2008 compared to $2.6 million for the year ended December 31, 2007 due to:

•

An increase of $1.0 million generated by the Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized at December 31, 2008 (the “Core Industrial Portfolio”) primarily due to:

•

A one-time credit of $0.7 million during the year ended December 31, 2007 relating to a gain recognized for insurance proceeds received in excess of expenses incurred for one of our Industrial Properties that sustained damage due to a fire sprinkler rupture;

•	An increase of $0.2 million in repairs and maintenance, other service-related costs and legal fees primarily related to tenant defaults; and

•	An increase of $0.5 million generated by one industrial building that was moved from our stabilized portfolio to the redevelopment portfolio during 2006 (the “Industrial Redevelopment Property”); and

•

An offsetting decrease of $0.7 million attributable to the one industrial building we are in the process of re-entitling (the “Industrial Re-entitlement Property”), primarily due to a one-time credit in 2008 for insurance proceeds received in connection with a theft, which was previously recognized as a reduction of property expenses when the loss occurred.

Provision for Bad Debts

The provision for bad debts from Industrial Properties decreased by $0.1 million, or 45.1%, to $0.2 million for the year ended December 31, 2008, compared to $0.3 million for the year ended December 31, 2007, primarily due to changes in our estimates of the collectibility of receivables from certain watchlist tenants. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net Operating Income from Industrial Properties increased $2.4 million, or 9.4%, to $27.4 million for the year ended December 31, 2008 compared to $25.0 million for the year ended December 31, 2007 primarily due to an increase in occupancy in the Core Industrial Portfolio as discussed above.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $1.7 million, or 4.6%, to $38.3 million for the year ended December 31, 2008, compared to $36.6 million for the year ended December 31, 2007. The increase was primarily due to an increase in compensation-related expenses, including approximately $1.0 million of severance costs for the year ended December 31, 2008.

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the year ended December 31, 2008 and 2007.

	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost amortization	$56,363	$55,570	$793	1.4%
Capitalized interest and loan cost amortization	(15,997)	(18,068)	2,071	11.5%

Interest expense	$40,366	$37,502	$2,864	7.6%

Gross interest and loan cost amortization before the effect of capitalized interest and loan cost amortization increased $0.8 million, or 1.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to:

•

An increase in our average debt balance from approximately $1,021.0 million during the year ended December 31, 2007 to approximately $1,152.6 million during the year ended December 31, 2008 due to our development activities; and

•	An offsetting decrease in our weighted-average interest rate from approximately 5.5% during the year ended December 31, 2007 to approximately 4.8% during the year ended December 31, 2008.

Capitalized interest and loan cost amortization decreased $2.1 million, or 11.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to:

•

A decrease in our weighted-average interest rate as noted above, which caused a corresponding decrease in the capitalization rate applied to development and redevelopment asset balances qualifying for interest capitalization; and

•

A decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the year ended December 31, 2008 compared to the year ended December 31, 2007. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation “—Development and redevelopment programs” for a discussion of certain development pipeline projects for which we did not capitalize interest during the third and fourth quarters of 2008. We expect that average development and redevelopment asset balances qualifying for interest capitalization will decrease over the next year as a result of recently completed development projects that have been added to the Stabilized Portfolio and a decrease in the level of our development activities due to the current economic environment. See additional information regarding our development and redevelopment properties under the caption “—Development and redevelopment programs.”

Depreciation and Amortization Expense

Depreciation and amortization expense increased $10.5 million, or 14.4%, to $83.3 million for the year ended December 31, 2008 compared to $72.8 million for the year ended December 31, 2007 primarily due to:

•	An increase of $6.3 million from the Office Development Properties;

•

An increase of $2.8 million from the Core Office Portfolio and Core Industrial Portfolio, which was due primarily to changes in the estimated useful lives for certain unamortized leasing commissions; and

•	An increase of $0.8 million from the Office Redevelopment Properties.

Interest and Other Investment (Loss) Income

Total interest and other investment (loss) income decreased approximately $1.7 million, or 105.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to:

•	A decrease of $1.0 million in the fair value of the marketable securities held in connection with our deferred compensation plan during the year ended December 31, 2008; and

•	A decrease of $0.5 million due to lower average cash balances and lower interest rates during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2007 and 2006.

	Year Ended December 31,		Dollar Change	Percentage Change
	2007	2006
	($ dollars in thousands)
Net Operating Income, as defined
Office Properties	$168,575	$154,132	$14,443	9.4%
Industrial Properties	24,997	27,233	(2,236)	(8.2)

Total portfolio	193,572	181,365	12,207	6.7

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	193,572	181,365	12,207	6.7
Other expenses:
General and administrative expenses	36,580	22,800	13,780	60.4
Interest expense	37,502	43,541	(6,039)	(13.9)
Depreciation and amortization	72,815	68,830	3,985	5.8
Interest and other investment income	1,606	1,826	(220)	(12.0)

Income from continuing operations before minority interests	48,281	48,020	261	0.5
Minority interests attributable to continuing operations	(7,717)	(8,102)	385	4.8
Income from discontinued operations	73,258	41,946	31,312	74.6

Net income	113,822	81,864	31,958	39.0
Preferred dividends	(9,608)	(9,608)	—	0.0

Net income available for common stockholders	$104,214	$72,256	$31,958	44.2%

Rental Operations

Office Properties

We evaluate the operations of our portfolio based on operating property type. The following table compares the Net Operating Income for the Office Properties for the year ended December 31, 2007 and 2006.

	Total Office Portfolio				Core Office Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$202,601	$187,535	$15,066	8.0%	$188,440	$186,274	$2,166	1.2%
Tenant reimbursements	21,804	18,581	3,223	17.3	19,723	18,138	1,585	8.7
Other property income	3,406	2,294	1,112	48.5	3,405	2,291	1,114	48.6

Total	227,811	208,410	19,401	9.3	211,568	206,703	4,865	2.4

Property and related expenses:
Property expenses	40,675	36,742	3,933	10.7	39,929	35,918	4,011	11.2
Real estate taxes	16,825	15,305	1,520	9.9	15,356	15,231	125	0.8
Provision for bad debts	154	648	(494)	(76.2)	154	648	(494)	(76.2)
Ground leases	1,582	1,583	(1)	(0.1)	1,576	1,578	(2)	(0.1)

Total	59,236	54,278	4,958	9.1	57,015	53,375	3,640	6.8

Net Operating Income	$168,575	$154,132	$14,443	9.4%	$154,553	$153,328	$1,225	0.8%

(1)	Office Properties owned and stabilized at January 1, 2006 and still owned and stabilized at December 31, 2008.

Operating Revenues

Total revenues from Office Properties increased $19.4 million, or 9.3%, to $227.8 million for the year ended December 31, 2007 compared to $208.4 million for the year ended December 31, 2006.

Rental Income

Rental income from Office Properties increased $15.1 million, or 8.0%, to $202.6 million for the year ended December 31, 2007 compared to $187.5 million for the year ended December 31, 2006 due to:

•

An increase of $12.6 million generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007 and the office development property that was added to the stabilized portfolio in the fourth quarter of 2006 (the “2006 and 2007 Office Development Properties”);

•	An increase of $2.2 million generated by the Core Office Portfolio primarily due to:

•

An increase of $1.6 million from our 909 N. Sepulveda Blvd. property due to a 26.5% increase in average occupancy to 74.6% for the year ended December 31, 2007 from 48.1% for the year ended December 31, 2006;

•	An increase of $0.9 million in amortization of deferred revenue related to tenant-funded tenant improvements; and

•

An offsetting decrease in annual average occupancy in the Core Office Portfolio. Average occupancy in the Core Office Portfolio decreased 1.1% to 93.7% for the year ended December 31, 2007 from 94.8% for the year ended December 31, 2006; and

•

An increase of $0.3 million generated by one property that was taken out of service in June 2006 and placed into lease-up in the third quarter of 2007 and a project consisting of two buildings that was acquired in the first quarter of 2007 and placed into lease-up in the fourth quarter of 2007 (the “2006 and 2007 Office Redevelopment Properties”).

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $3.2 million, or 17.3%, to $21.8 million for the year ended December 31, 2007 compared to $18.6 million for the year ended December 31, 2006 due to:

•	An increase of $1.6 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below under the caption “—Property Expenses”; and

•	An increase of $1.6 million primarily due to the 2006 and 2007 Office Development Properties.

Other Property Income

Other property income from Office Properties increased $1.1 million, or 48.5%, to $3.4 million for the year ended December 31, 2007 compared to $2.3 million for the year ended December 31, 2006. Other property income for the year ended December 31, 2007 included $2.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego. Other property income for the year ended December 31, 2006 included $1.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego.

Property and Related Expenses

Total expenses from Office Properties increased $5.0 million, or 9.1%, to $59.2 million for the year ended December 31, 2007 compared to $54.2 million for the year ended December 31, 2006.

Property Expenses

Property expenses from Office Properties increased $3.9 million, or 10.7%, to $40.6 million for the year ended December 31, 2007 compared to $36.7 million for the year ended December 31, 2006 due to:

•	An increase of $4.0 million generated by the Core Office Portfolio primarily due to:

•	An increase of $1.6 million in property management costs;

•	An increase of $1.1 million in repairs and maintenance costs;

•	An increase of $0.6 million in janitorial and other service-related costs; and

•	An increase of $0.2 million in electricity costs due to an increase in rates; and

•	An offsetting decrease of $0.1 million attributable to the 2006 and 2007 Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $1.5 million, or 9.9%, to $16.8 million for the year ended December 31, 2007 compared to $15.3 million for the year ended December 31, 2006 due to:

•	An increase of $1.3 million attributable to the 2006 and 2007 Office Development Properties; and

•	An increase of $0.2 million attributable to the Core Office Portfolio and the 2006 and 2007 Office Redevelopment Properties.

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

Net Operating Income

Net Operating Income from Office Properties increased $14.4 million, or 9.4%, to $168.5 million for the year ended December 31, 2007 compared to $154.1 million for the year ended December 31, 2006 due to:

•	An increase of $12.6 million generated by the 2006 and 2007 Office Development Properties;

•	An increase of $1.2 million generated by the Core Office Portfolio; and

•	An increase of $0.6 million attributable to the 2006 and 2007 Office Redevelopment Properties.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the year ended December 31, 2007 and 2006.

Industrial Properties

	Total Industrial Portfolio				Total Core Industrial Portfolio(1)
	2007	2006	Dollar Change	Percentage Change	2007	2006	Dollar Change	Percentage Change
	($ dollars in thousands)
Operating revenues:
Rental income	$27,071	$29,210	$(2,139)	(7.3)%	$27,071	$28,130	$(1,059)	(3.8)%
Tenant reimbursements	3,518	3,859	(341)	(8.8)	3,518	3,559	(41)	(1.2)
Other property income	72	62	10	16.1	72	62	10	16.1

Total	30,661	33,131	(2,470)	(7.5)	30,661	31,751	(1,090)	(3.4)

Property and related expenses:
Property expenses	2,631	2,958	(327)	(11.1)	2,651	2,902	(251)	(8.6)
Real estate taxes	2,714	2,844	(130)	(4.6)	2,714	2,635	79	3.0
Provision for bad debts	319	96	223	232.3	319	96	223	232.3

Total	5,664	5,898	(234)	(4.0)	5,684	5,633	51	0.9

Net Operating Income	$24,997	$27,233	$(2,236)	(8.2)%	$24,977	$26,118	$(1,141)	(4.4)%

(1)	Industrial Properties owned and stabilized at January 1, 2006 and still owned and stabilized at December 31, 2008.

Operating Revenues

Total revenues from Industrial Properties decreased $2.5 million, or 7.5%, to $30.6 million for the year ended December 31, 2007 compared to $33.1 million for the year ended December 31, 2006.

Rental Income

Rental income from Industrial Properties decreased $2.1 million, or 7.3%, to $27.1 million for the year ended December 31, 2007 compared to $29.2 million for the year ended December 31, 2006 due to:

•

A decrease of $1.1 million generated by the Core Industrial Portfolio primarily due to decreased occupancy in the Orange County industrial portfolio. Average occupancy in the Core Industrial Portfolio decreased 5.5% to 92.1% for the year ended December 31, 2007 compared to 97.6% for the year ended December 31, 2006. The decrease was the result of three buildings encompassing approximately 349,000 rentable square feet. Of the approximately 349,000 rentable square feet, 144,000 rentable square feet had been re-leased and was occupied at December 31, 2007, and approximately 47,500 rentable square feet had been re-leased but the tenant had not taken occupancy at December 31, 2007; and

•

A decrease of $1.0 million attributable to one industrial building that was taken out of service and moved from our stabilized portfolio to the redevelopment portfolio during 2006 (the “Industrial Redevelopment Property”).

Tenant Reimbursements

Tenant reimbursements from Industrial Properties decreased $0.3 million, or 8.8%, to $3.5 million for the year ended December 31, 2007 compared to $3.8 million for the year ended December 31, 2006 primarily attributable to the Industrial Redevelopment Property.

Property and Related Expenses

Total expenses from Industrial Properties decreased $0.2 million, or 4.0%, to $5.7 million for the year ended December 31, 2007 compared to $5.9 million for the year ended December 31, 2006 primarily due to:

•	A decrease of $0.3 million in property expenses due to:

•	A $0.7 million decrease related to a gain recognized in December 2007 for insurance proceeds received for one of our Industrial Properties that sustained damage due to a fire sprinkler rupture; and

•

An offsetting increase of $0.4 million primarily attributable to higher fixed operating costs for the three Core Industrial Portfolio buildings, the impact of which on average annual occupancy was discussed above under the caption “—Rental Income.”

•	A decrease of $0.1 million in real estate taxes primarily due to the Industrial Redevelopment Property, which was taken out of service in 2006; and

•

An offsetting increase of $0.2 million in the provision for bad debts for Industrial Properties primarily related to the provision for bad debts recorded for the deferred rent receivable for one tenant who notified us that it was having financial difficulties. This tenant was added to our watchlist during the quarter ended December 31, 2007. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net Operating Income from Industrial Properties decreased $2.2 million, or 8.2%, to $25.0 million for the year ended December 31, 2007 compared to $27.2 million for the year ended December 31, 2006 due to:

•	A decrease of $1.1 million attributable to the Core Industrial Portfolio primarily due to a decrease in occupancy in the portfolio discussed above under the caption “—Rental Income”; and

•	A decrease of $1.1 million attributable to the Industrial Redevelopment Property.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $13.8 million, or 60.4%, to $36.6 million for the year ended December 31, 2007 compared to $22.8 million for the year ended December 31, 2006 primarily due to compensation-related expenses. Executive compensation increased $11.7 million primarily due to the increase in compensation expense recorded for the 2006 and 2007 incentive compensation programs. See Note 13 to our consolidated financial statements included in this report for additional information regarding incentive compensation programs. The increase in executive compensation was partially a result of the timing of the approval of the 2006 executive incentive compensation programs. We began to accrue compensation expense associated with the 2006 Annual Long-Term Incentive Program and 2006 Annual Bonus Exceptional Performance Program in September 2006. Therefore, general and administrative expense for the year ended

December 31, 2006 includes four months of amortization for these 2006 programs, whereas the year ended December 31, 2007 includes twelve months of amortization. We began to accrue for 2007 executive incentive compensation programs when they were approved in February 2007.

Interest Expense

The following table sets forth our gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the year ended December 31, 2007 and 2006.

	2007	2006	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost amortization	$55,570	$54,850	$720	1.3%
Capitalized interest and loan cost amortization	(18,068)	(11,309)	(6,759)	59.8%

Interest expense	$37,502	$43,541	$(6,039)	13.9%

Gross interest and loan cost amortization before the effect of capitalized interest and loan cost amortization increased $0.7 million, or 1.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to:

•

An increase in our average debt balance from approximately $872.3 million during the year ended December 31, 2006 to approximately $1,021.0 million during the year ended December 31, 2007 due to our development activities; and

•	An offsetting decrease in our weighted-average interest rate from approximately 6.3% for the year ended December 31, 2006 to approximately 5.5% for the year ended December 31, 2007.

Capitalized interest and loan cost amortization increased $6.8 million, or 59.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to:

•

An increase attributable to higher average development and redevelopment asset balances qualifying for interest capitalization during the year ended December 31, 2007 compared to the year ended December 31, 2006; and

•

An offsetting decrease in our weighted-average interest rate as noted above, which caused a corresponding decrease in the capitalization rate applied to development and redevelopment asset balances qualifying for interest capitalization.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.0 million, or 5.8%, to $72.8 million for the year ended December 31, 2007 compared to $68.8 million for the year ended December 31, 2006 primarily due to:

•	An increase of $4.4 million in depreciation of the 2006 and 2007 Office Development Properties;

•	An increase of $0.7 million related to depreciation of the Core Office Portfolio; and

•

An offsetting decrease of $1.1 million in depreciation resulting from reclassifying the 2006 Office Redevelopment Property and the Industrial Redevelopment Property from the stabilized portfolio to the redevelopment portfolio and ceasing depreciation on these assets.

Interest and Other Investment Income (Loss)

Total interest and other investment income (loss) decreased approximately $0.2 million, or 12.0%, to $1.6 million for the year ended December 31, 2007 compared to $1.8 million for the year ended December 31, 2006, due to net other income recorded for our outstanding derivatives during the year ended December 31, 2006. We did not have any outstanding derivative instruments during the year ended December 31, 2007.

Liquidity and Capital Resources

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from the disposition of non-strategic assets;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Operating and corporate expenses;

•	Committed capital expenditures, tenant improvement and leasing costs;

•	Potential future capital expenditures, tenant improvement and leasing costs;

•	Committed development and redevelopment costs;

•	Potential future development and redevelopment costs;

•	Debt service and principal payment obligations;

•	Distributions to common and preferred stockholders and unitholders; and

•	Potential future property or undeveloped land acquisitions.

Liquidity Sources

Our general strategy is to maintain a conservative balance sheet and to seek to create a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach. We believe our conservative leverage provides us with financial flexibility and the ability to obtain additional sources of liquidity if necessary.

We believe that our current projected liquidity requirements for 2009, as discussed further below under the caption “—Liquidity Uses,” will be satisfied using cash flow generated from operating activities, availability under the Credit Facility and, depending on market conditions, proceeds from dispositions of non-strategic assets.

As of December 31, 2008, we had borrowings of $252 million outstanding under our Credit Facility and borrowing capacity of approximately $298 million. In addition to the current borrowing capacity, we may also elect to borrow, subject to bank group approval, up to an additional $100 million under an accordion feature. The Credit Facility matures in April 2010, with an option to extend the maturity for one year, and bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (2.1% and 6.0% at December 31, 2008 and 2007, respectively).

Capitalization

As of December 31, 2008, our total debt as a percentage of total market capitalization was 46.1%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 54.1%, which was calculated based on our closing price per share of our common stock of $33.46 on December 31, 2008 as follows:

	Shares/Units at December 31, 2008	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Secured debt		$316,456	12.4%
Notes(1)		460,000	18.1
Unsecured senior notes		144,000	5.7
Credit Facility		252,000	9.9

Total debt		$1,172,456	46.1

Equity and Minority Interest:
7.450% Series A Cumulative Redeemable Preferred Units(2)	1,500,000	$75,000	3.0
7.800% Series E Cumulative Redeemable Preferred Stock(3)	1,610,000	40,250	1.6
7.500% Series F Cumulative Redeemable Preferred Stock(3)	3,450,000	86,250	3.4
Common Units Outstanding(4)	1,753,729	58,680	2.3
Common Shares Outstanding(4)	33,086,148	1,107,063	43.6

Total equity		$1,367,243	53.9

Total Market Capitalization		$2,539,699	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $3.0 million at December 31, 2008.

(2)	Value based on $50.00 per share liquidation preference.

(3)	Value based on $25.00 per share liquidation preference.

(4)	Value based on closing price per share of our common stock of $33.46 at December 31, 2008.

Debt Composition

As a result of the current state of the capital and commercial lending markets, we may be required to finance more of our business activities with borrowings under the Credit Facility rather than with public and private unsecured debt and equity securities and fixed-rate secured mortgage financing and other sources which we have historically used. In addition, in the event that we have significant tenant defaults as a result of the overall economy and general market conditions, we could have a decrease in cash flow from operations, which could create further dependence on the Credit Facility. These events could result in an increase in our proportion of variable-rate debt, which could cause us to be more subject to interest rate fluctuations in the future. The composition of our aggregate debt balances between fixed and variable-rate debt at December 31, 2008 and 2007 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Secured vs. unsecured:
Secured	26.9%	35.6%	5.9%	5.9%
Unsecured	73.1	64.4	3.4	4.2
Fixed-rate vs. variable-rate:
Fixed-rate	75.5	86.8	4.7	4.7
Variable-rate	24.5	13.2	2.1	5.9
Total debt interest rate			4.1	4.8
Total debt interest rate including loan costs			4.4	5.2

Debt Covenants

Our Credit Facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Covenant	Covenant Level	Actual Performance at December 31, 2008
Total debt to total asset value(1)	< 60%	39%
Fixed charge coverage ratio	> 1.5X	2.4X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$1.8 billion
Dividend coverage ratio	< 95% of FFO	68% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	2.60X
Unencumbered asset pool occupancy(4)	≥ 85%	92%

(1)	In the event of a major acquisition, the total debt to total asset value may exceed 60% for up to two consecutive quarters but in no event exceed 65% and the unsecured debt ratio may be less than 1.67x for up to two consecutive quarters but in no event be less than 1.54x.

(2)	This covenant level was calculated at $831 million at December 31, 2008.

(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.

(4)	Tested on a quarterly basis, the covenant is based on the average occupancy during any consecutive twelve month period.

We were in compliance with all our debt covenants at December 31, 2008. Our current expectation is that we will continue to meet requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow-down and a continued crisis in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations at December 31, 2008. The table indicates the maturities and scheduled principal repayments of our secured debt, Notes, unsecured senior notes and Credit Facility, scheduled interest payments of our fixed-rate and variable-rate debt at December 31, 2008 and provides information about the minimum commitments due in connection with our ground lease obligations and capital and development commitments at December 31, 2008. Note that the table does not reflect our available debt maturity extension options.

	Payment Due by Period
	Less than 1 Year (2009)	1–3 Years (2010-2011)	3–5 Years (2012-2013)	More than 5 Years (After 2013)	Total
	(in thousands)
Principal payments—secured debt	$81,550	$116,994	$105,706	$12,206	$316,456
Principal payments—Notes			460,000		460,000
Principal payments—unsecured senior notes		61,000		83,000	144,000
Principal payments—Credit Facility(1)		252,000			252,000
Interest payments—fixed-rate debt(2)	37,862	67,685	23,792	9,579	138,918
Interest payments—variable-rate debt(3)	5,542	2,375			7,917
Ground lease obligations(4)	1,262	2,457	1,938	61,810	67,467
Development and redevelopment commitments(5)	274				274
Lease and contractual commitments(6)	12,260				12,260

Total	$138,750	$502,511	$591,436	$166,595	$1,399,292

(1)	Our Credit Facility has a one-year extension option.

(2)	As of December 31, 2008, 75.5% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates and scheduled maturity dates.

(3)	As of December 31, 2008, 24.5% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread that ranged from 0.75% to 0.95% at December 31, 2008. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on LIBOR at December 31, 2008, the scheduled interest payment dates and maturity dates. At December 31, 2008, one-month LIBOR was 0.44%.

(4)	We have non-cancelable ground lease obligations for the Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, III and IV expiring in July 2084. See Note 16 to our consolidated financial statements included with this report.

(5)	Amount represents contractual commitments for contracts directly related to our development property in lease-up at December 31, 2008.

(6)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements.

One of our fixed-rate mortgage notes payable with a principal balance of $75.5 million at December 31, 2008 is scheduled to mature in April 2009. We currently intend and have the ability to repay this mortgage note with additional borrowing from the Credit Facility. If we were required to seek additional financing to refinance this loan, we may not be able to obtain favorable terms given the current state of the credit markets and general lack of availability of credit. We have no other significant debt maturities until April 2010.

Capital Commitments

As of December 31, 2008, we had one development property in the lease-up phase. This property has a total estimated investment of $24 million, including capitalized interest and development overhead, of which we had incurred approximately $16 million as of December 31, 2008. The timing of payments for the remaining estimated $8 million of costs yet to be incurred for this property will depend on leasing activity.

As of December 31, 2008, we had executed leases that contractually committed us to pay approximately $8 million in unpaid leasing costs and tenant improvements, and we had executed contracts outstanding that contractually committed us to pay approximately $4 million in capital improvements. These total commitments of approximately $12 million are shown in the table above.

Potential Future Capital Requirements

Given the current economic environment, the amounts we are required to spend on tenant improvements and leasing costs could potentially increase in the near future from historical levels for us to be able to execute leases that are favorable to us. The amounts we are required to spend on tenant improvements and leasing costs could also potentially decrease if leasing slows down. The amounts we ultimately will incur for tenant improvements and leasing costs will depend on the actual individual leases. Tenant improvements and leasing costs generally fluctuate in any given period depending upon factors such as the type of property, the term of the lease, the type of lease, the involvement of external leasing agents and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. We believe that all of our Office Properties and Industrial Properties are well maintained and do not require significant capital improvements.

We currently project we could spend an additional approximately $0 million to $20 million in capital improvements, tenant improvements and leasing costs for properties within our stabilized portfolio in 2009, depending on leasing activity, in addition to the $12 million of commitments discussed under capital commitments.

We also may have additional spending for our future development pipeline during 2009 and beyond, depending upon market conditions. We continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. See additional information regarding our in-process development portfolio under the caption “—Factors That May Influence Future Results of Operations—Development and redevelopment programs.” and information regarding our sources of capital under the caption “—Liquidity and Capital Resources—Liquidity Sources” above.

The following tables set forth the capital expenditures, tenant improvements and leasing costs, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2008 on a per square foot basis.

	Year Ended December 31,
	2008	2007	2006
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.91	$0.82	$0.51
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	180,696	405,868	326,169
Tenant improvements per square foot leased	$24.21	$20.94	$12.06
Leasing commissions per square foot leased	$11.52	$10.99	$6.05
Total per square foot	$35.73	$31.93	$18.11
Renewal tenant square feet	349,009	658,276	322,467
Tenant improvements per square foot leased	$5.74	$6.15	$8.82
Leasing commissions per square foot leased	$4.55	$3.63	$5.85
Total per square foot	$10.29	$9.77	$14.66
Total per square foot per year	$4.30	$2.88	$2.56
Average lease term (in years)	4.4	6.3	6.4

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.28	$0.23	$0.16
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	212,698	283,879	115,042
Tenant improvements per square foot leased	$2.52	$3.08	$14.17
Leasing commissions per square foot leased	$2.31	$2.26	$2.67
Total per square foot	$4.83	$5.35	$16.84
Renewal tenant square feet	728,363	243,823	637,356
Tenant improvements per square foot leased	$2.55	$1.29	$1.28
Leasing commissions per square foot leased	$1.37	$0.64	$0.54
Total per square foot	$3.91	$1.94	$1.82
Total per square foot per year	$0.79	$0.82	$0.63
Average lease term (in years)	5.3	4.6	6.6

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

Distribution Requirements

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis to maintain our qualification as a REIT for federal income tax purposes. For distributions with respect to taxable years ending on or before December 31, 2009, recent IRS guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of our common stock, if certain conditions are met. We intend to continue to make, but have not committed ourselves to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders and currently believe we have the ability to maintain our distributions at the 2008 levels to meet our REIT requirements for 2009. We consider market factors and our performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit and interest-bearing bank deposits. On January 16, 2009, we paid a regular quarterly cash dividend of $0.580 per common share to stockholders of record on December 31, 2008. This dividend is equivalent to an annual rate of $2.32 per share.

In addition, we are required to make quarterly distributions to our Series A Preferred Unitholders and Series E and Series F Preferred Stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

Other Potential Liquidity Uses

During the year ended December 31, 2008, we repurchased 239,475 shares of our common stock in open market transactions for an aggregate price of approximately $11.5 million, or $48.23 per share. These repurchases were made pursuant to a share repurchase program approved by our Board of Directors and were funded through borrowings on our Credit Facility. As of December 31, 2008, an aggregate of 988,025 shares remained eligible for repurchase under this share repurchase program. We may opt to repurchase additional shares of our common stock in the future depending upon market conditions.

We have the ability to repurchase the Notes and preferred stock in open market transactions. We may opt to repurchase the Notes or preferred stock in the future depending upon market conditions and our liquidity and financial position.

Historical Cash Flow Summary

Our historical cash flow activity for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was as follows:

	Year Ended December 31,
	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$144,481	$147,500	$(3,019)	(2.0)%
Net cash used in investing activities	(93,825)	(244,802)	150,977	(61.7)
Net cash (used in) provided by financing activities	(52,835)	97,086	(149,921)	(154.4)

Operating Activities

Our cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectibility of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Our net cash provided by operating activities decreased by $3.0 million, or 2.0%, to $144.5 million for the year ended December 31, 2008, compared to $147.5 million for the year ended December 31, 2007. While our portfolio has historically generally generated positive net cash flow, in the event of a continued economic slow-down, our occupancy rates or rental rates may decline, which could result in a decrease in net cash flow from property operations. Net cash flow from property operations increased approximately $12.0 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. This positive cash flow from property operations was primarily offset by the following:

•

An increase of approximately $5.1 million in cash paid for interest during the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to an increase in our average debt balance during the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of our 2008 development activities. We expect that cash paid for interest could increase in the near future due to the current state of the capital and commercial lending markets which could require us to finance more of our business activities with borrowings on the Credit Facility. Also, the extent to which we may be required to finance our business activities with borrowings on the Credit Facility depends largely upon our ability to generate cash flow from operations. If we have a decrease in cash flow from operations from tenant defaults as discussed above, we may be required to finance even more of our business activities with borrowings on the Credit Facility.

•	An increase of $4.6 million in cash incentive compensation and severance costs paid during the year ended December 31, 2008 compared to the year ended December 31, 2007; and

Investing Activities

Our net cash used in investing activities is generally used to fund development and redevelopment projects and recurring and non-recurring capital expenditures. Our net cash used in investing activities decreased $151.0 million, or 61.7%, to $93.8 million for the year ended December 31, 2008, compared to $244.8 million for the year ended December 31, 2007. This net decrease was primarily comprised of the following:

•

A decrease of $122.1 million in development expenditures for the year ended December 31, 2008 compared to the year ended December 31, 2007. Given the current economic environment and market conditions, we are currently projecting that we will have decreased development spending in 2009 as compared to our historical development spending levels. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Development and Redevelopment Programs” for additional information regarding the scope of our development and redevelopment programs;

•

A decrease of $15.1 million in net expenditures for property acquisitions, net of proceeds received from dispositions during the year ended December 31, 2008 compared to the year ended December 31, 2007. Given the current economic environment and market conditions, we are currently projecting that we will not have significant acquisition or disposition activity in 2009; and

•

A decrease of $13.1 million in capital expenditures for operating properties for the year ended December 31, 2008 compared to the year ended December 31, 2007. The level of capital expenditures for operating properties in 2009 will depend on leasing activity.

Financing Activities

Our net cash for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders and unitholders. Net cash used in financing activities fluctuated by $149.9 million, or 154.4%, to $52.8 million used in financing activities for the year ended December 31, 2008, compared to $97.1 million provided by financing activities for the year ended December 31, 2007. This fluctuation was primarily due to:

•

A decrease of $134.3 million in net borrowing from debt financings during the year ended December 31, 2008 compared to the year ended December 31, 2007. We currently expect that our annual net cash needs for 2009 and thus the amount we may need to borrow under debt financings will decrease in 2009 due to our expected decrease in development expenditures;

•

An increase of $11.5 million in cash paid to repurchase shares of our common stock under our share repurchase program approved by our Board of Directors for the year ended December 31, 2008 compared to the year ended December 31, 2007. We did not repurchase any shares of our common stock under this program during the year ended December 31, 2007; and

•

An increase of $3.5 million in our dividends and distributions paid to common stockholders and common unitholders for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to a 4.5% increase in our dividends per common share during 2008. Our management and board of directors are currently evaluating dividend levels for 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net income available for common stockholders	$34,513	$104,214	$72,256	$24,211	$29,988
Adjustments:
Minority interest in earnings of Operating Partnership	2,182	7,167	5,990	3,149	4,307
Depreciation and amortization of real estate assets	82,491	73,708	71,197	67,007	59,496
Net gain on dispositions of discontinued operations	(234)	(74,505)	(31,259)	(30,764)	(6,148)

Funds From Operations(1)	$118,952	$110,584	$118,184	$63,603	$87,643

(1)	Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average common shares and Common Units outstanding for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Basic weighted average common shares outstanding	32,466,591	32,379,997	31,244,062	28,710,726	28,244,459
Basic weighted average Common Units outstanding	2,065,188	2,235,772	2,598,313	3,749,627	4,072,979

Basic weighted average common shares and Common Units outstanding	34,531,779	34,615,769	33,842,375	32,460,353	32,317,438
Effect of dilutive securities—nonvested shares of common stock, RSUs and stock options	203,406	146,726	145,937	161,793	177,568

Diluted weighted average common shares and Common Units outstanding	34,735,185	34,762,495	33,988,312	32,622,146	32,495,006

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that may include the periodic use of derivative instruments. As of December 31, 2008 and 2007, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2007 to December 31, 2008 is incorporated herein by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

We have elected to change our disclosure about market risk from a tabular presentation to a sensitivity analysis presentation because given the current economic environment we feel that a sensitivity analysis provides a more meaningful presentation of our exposure to market risk and facilitates comparison of our market risk to that of other REITs.

At December 31, 2008, approximately 24.5% of our total outstanding debt of $1.2 billion was subject to variable interest rates. The remaining 75.5% bore interest at fixed interest rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both December 31, 2008 and December 31, 2007.

With the exception of the Notes, we generally determine the fair value of our debt by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account our credit standing, the maturity of the debt, whether the debt is secured or unsecured and the loan-to-value ratios of the debt. For the year ended December 31, 2008, we also added an additional 250 basis points to this discount rate to adjust for the current liquidity risk inherent in the capital markets.

The total carrying value of our debt, excluding the Notes, was approximately $712.5 million and $650.9 million at December 31, 2008 and 2007, respectively. The total fair value of our debt, excluding the Notes, was approximately $645.4 million and $660.0 million at December 31, 2008 and 2007, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes, of approximately $11.4 million, or 1.8% at December 31, 2008, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.6 million, or 2.2% at December 31, 2007.

The total carrying value of the Notes was approximately $457.0 million and $456.1 million at December 31, 2008 and 2007, respectively. The total fair value of the Notes was approximately $305.8 million and $399.4 million at December 31, 2008 and 2007, respectively. We determine the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period, or, if a closing trading price is not available, a bid-ask spread from a third-party broker, plus accrued interest. For sensitivity purposes, a 10% change in the trading price of the Notes equates to a change in the total fair value of the Notes of approximately $30.3 million, or 9.9% at December 31, 2008, and a 10% change in the trading price of the Notes equates to a change in the total fair value of the Notes of approximately $39.6 million, or 9.0% at December 31, 2007.

For sensitivity purposes, a 10% change in the trading price of our marketable securities equates to a change in the total fair value of the marketable securities of approximately $0.2 million, or 10% at December 31, 2008, and a 10% change in the trading price of the marketable securities equates to a change in the total fair value of the marketable securities of approximately $0.1 million, or 10% at December 31, 2007.

The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt, Notes and marketable securities beyond the amounts calculated.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15: Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2008.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting.

February 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kilroy Realty Corporation

Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated February 12, 2009, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 12, 2009

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2009.

As required by Section 303A.12 of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on May 29, 2008 stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2009.

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

(3)  Exhibits

Exhibit Number	Description
3.(i)1	Articles of Amendment and Restatement of the Registrant(1)

3.(i)2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3.(i)3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3.(i)4	Articles Supplementary of the Registrant designating 780,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(4)

3.(i)5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(5)

3.(i)6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3.(i)7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock(7)

3.(i)8	Articles Supplementary of the Registrant redesignating and reclassifying 400,000 shares of Series B Junior Participating Preferred Stock as Preferred Stock(39)

3.(i)9	Articles Supplementary of the Registrant redesignating and reclassifying 900,000 shares of 9 1/4% Series D Cumulative Redeemable Preferred Stock as Preferred Stock(39)

3.(ii)1	Second Amended and Restated Bylaws of the Registrant(36)

4.1	Form of Certificate for Common Stock of the Registrant(1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

Exhibit Number	Description
4.3	Registration Rights Agreement dated February 6, 1998(8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004(2)

4.5	Registration Rights Agreement dated as of October 31, 1997(9)

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C(10)

4.7	Registration Rights Agreement dated as of October 6, 2000(11)

4.8

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.9

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement(12)

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010(12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014(12)

4.12†	Kilroy Realty 2006 Incentive Award Plan(29)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan(31)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan(35)

4.15†	Form of Restricted Stock Award Agreement(30)

4.16

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(33)

4.17	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc.(33)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004(2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004(13)

10.3	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008(39)

10.4	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein(1)

10.5	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein(1)

10.6	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

Exhibit Number	Description
10.7†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)

10.8	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors(1)

10.9	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(14)

10.11	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.12

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(15)

10.13	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.14	First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(15)

10.15	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(15)

10.16	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(15)

10.17	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(15)

10.18	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(15)

10.19	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(15)

10.20	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(16)

10.21	Form of Environmental Indemnity Agreement(16)

10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(17)

10.23	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(17)

10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.26	License Agreement by and among the Registrant and the other persons named therein(17)

10.27	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(18)

10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P. (18)

10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates(19)

Exhibit Number	Description
10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(19)

10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(20)

10.32

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P.(20)

10.33

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(20)

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(19)

10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(19)

10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P.(19)

10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997(21)

10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997(21)

10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (21)

10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997(21)

10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997(21)

10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997(21)

10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997(21)

10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997(21)

Exhibit Number	Description
10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997(21)

10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(22)

10.48

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(23)

10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997(24)

10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002 (25)

10.51	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America(26)

10.52	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004(27)

10.53	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004(27)

10.54	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006(28)

10.55†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007 (32)

10.56†*	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008

10.57†*	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2008

10.58†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007 (32)

10.59†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2008

10.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007(32)

10.61†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2008

10.62	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(33)

10.63	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(33)

10.64	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(33)

10.65	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(34)

10.66	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(34)

Exhibit Number	Description
10.67	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(34)

10.68†	Kilroy Realty Corporation 2007 Deferred Compensation Plan(37)

10.69†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007(37)

10.70†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of December 31, 2008

10.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007(37)

10.72†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2008

10.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007(37)

10.74†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2008

10.75†	Kilroy Realty Corporation Stock Award Deferral Program(38)

10.76	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center(14)

10.77	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(14)

10.78	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(14)

10.79	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee(14)

10.80	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center(14)

10.81	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee(14)

10.82	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee(14)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.

(28)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(29)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(30)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(31)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.

(32)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(33)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(34)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

(35)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(36)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(37)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(38)	Previously filed as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

(39)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2009.

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

Name	Title	Date

/s/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	February 12, 2009

/s/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2009

/s/ RICHARD E. MORAN JR. Richard E. Moran Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2009

/s/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 12, 2009

/s/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	Director	February 12, 2009

/s/ WILLIAM P. DICKEY William P. Dickey	Director	February 12, 2009

/s/ SCOTT S. INGRAHAM Scott S. Ingraham	Director	February 12, 2009

/s/ DALE F. KINSELLA Dale F. Kinsella	Director	February 12, 2009

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kilroy Realty Corporation

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009, expressed an unqualified opinion on the Company’s internal controls over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 12, 2009

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
REAL ESTATE ASSETS (Notes 3, 4 and 9):
Land and improvements	$336,874	$324,779
Buildings and improvements	1,888,274	1,719,700
Undeveloped land and construction in progress	246,865	324,077

Total real estate held for investment	2,472,013	2,368,556
Accumulated depreciation and amortization	(532,769)	(463,932)

Total real estate assets, net	1,939,244	1,904,624

CASH AND CASH EQUIVALENTS	9,553	11,732
RESTRICTED CASH	672	546
MARKETABLE SECURITIES (Notes 14 and 17)	1,888	707
CURRENT RECEIVABLES, NET (Note 5)	5,753	4,891
DEFERRED RENT RECEIVABLES, NET (Note 6)	67,144	67,283
NOTE RECEIVABLE	10,824	10,970
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET (Note 7)	53,539	54,418
DEFERRED FINANCING COSTS, NET (Note 8)	6,131	8,492
PREPAID EXPENSES AND OTHER ASSETS, NET	4,835	5,057

TOTAL ASSETS	$2,099,583	$2,068,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Secured debt (Note 9)	$316,456	$395,912
Exchangeable senior notes, net (Note 9)	457,010	456,090
Unsecured senior notes (Note 9)	144,000	144,000
Unsecured line of credit (Note 9)	252,000	111,000
Accounts payable, accrued expenses and other liabilities (Note 14)	55,066	58,249
Accrued distributions (Note 12)	21,421	20,610
Deferred revenue and acquisition-related liabilities (Note 10)	76,219	59,187
Rents received in advance and tenant security deposits	19,340	18,433

Total liabilities	1,341,512	1,263,481

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTERESTS (Note 11):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
Common units of the Operating Partnership	28,368	38,309

Total minority interests	102,006	111,947

STOCKHOLDERS’ EQUITY (Note 12):
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 33,086,148 and 32,765,893 shares issued and outstanding, respectively	331	328
Additional paid-in capital	663,471	658,894
Distributions in excess of earnings	(129,319)	(87,512)

Total stockholders’ equity	656,065	693,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,099,583	$2,068,720

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Rental income	$252,084	$229,672	$216,745
Tenant reimbursements	31,035	25,322	22,440
Other property income (Note 18)	6,849	3,478	2,356

Total revenues	289,968	258,472	241,541

EXPENSES:
Property expenses	48,875	43,306	39,700
Real estate taxes	22,108	19,539	18,149
Provision for bad debts	4,051	473	744
Ground leases (Note 16)	1,617	1,582	1,583
General and administrative expenses	38,260	36,580	22,800
Interest expense (Notes 8 and 9)	40,366	37,502	43,541
Depreciation and amortization (Notes 2 and 7)	83,275	72,815	68,830

Total expenses	238,552	211,797	195,347

OTHER (LOSS) INCOME:
Interest and other investment (loss) income (Note 14)	(93)	1,606	1,653
Net settlement receipts on interest rate swaps	—	—	991
Loss on derivative instruments	—	—	(818)

Total other (loss) income	(93)	1,606	1,826

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	51,323	48,281	48,020

MINORITY INTERESTS:
Distributions on Cumulative Redeemable Preferred units (Note 11)	(5,588)	(5,588)	(5,588)
Minority interest in earnings of Operating Partnership attributable to continuing operations	(2,148)	(2,129)	(2,514)

Total minority interests	(7,736)	(7,717)	(8,102)

INCOME FROM CONTINUING OPERATIONS	43,587	40,564	39,918
DISCONTINUED OPERATIONS (Notes 4 and 20)
Revenues from discontinued operations	199	10,312	22,788
Expenses from discontinued operations	135	(6,521)	(8,625)
Net gain on dispositions of discontinued operations	234	74,505	31,259
Minority interest in earnings of Operating Partnership attributable to discontinued operations	(34)	(5,038)	(3,476)

Total income from discontinued operations	534	73,258	41,946

NET INCOME	44,121	113,822	81,864
PREFERRED DIVIDENDS	(9,608)	(9,608)	(9,608)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$34,513	$104,214	$72,256

Income from continuing operations per common share—basic (Note 21)	$1.05	$0.96	$0.97

Income from continuing operations per common share—diluted (Note 21)	$1.04	$0.95	$0.96

Net income per common share—basic (Note 21)	$1.06	$3.22	$2.31

Net income per common share—diluted (Note 21)	$1.06	$3.20	$2.30

Weighted average shares outstanding—basic (Note 21)	32,466,591	32,379,997	31,244,062

Weighted average shares outstanding—diluted (Note 21)	32,669,997	32,526,723	31,389,999

Dividends declared per common share (Note 22)	$2.32	$2.22	$2.12

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in Excess of Earnings	Total
		Number of Shares	Par Value
BALANCE AT DECEMBER 31, 2005	$121,582	28,970,703	$289	$523,609	$(1,998)	$(124,214)	$519,268
Change in accounting principle (Note 2)				(1,998)	1,998		—
Net income						81,864	81,864
Issuance of common stock (Note 12)		2,000,000	20	136,039			136,059
Repurchase of common stock (Note 12)		(40,875)		(2,891)			(2,891)
Issuance of nonvested shares of common stock (Note 13)		87,067	1	1,304			1,305
Non-cash amortization of share-based compensation (Note 13)				3,237			3,237
Exercise of stock options (Note 13)		31,000		760			760
Exchange of common units of the Operating Partnership (Note 11)		1,350,986	14	35,919			35,933
Adjustment for minority interest (Notes 2 and 11)				(24,495)			(24,495)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.12 per share)						(67,136)	(67,136)

BALANCE AT DECEMBER 31, 2006	121,582	32,398,881	324	671,484		(119,094)	674,296
Net income						113,822	113,822
Repurchase of common stock (Note 12)		(32,515)		(2,631)			(2,631)
Issuance of nonvested shares of common stock (Note 13)		269,323	2	2,968			2,970
Non-cash amortization of share-based compensation (Note 13)				12,567			12,567
Exercise of stock options (Note 13)		1,000		29			29
Cost of capped call options on common stock (Note 9)				(29,050)			(29,050)
Exchange of common units of the Operating Partnership (Note 11)		129,204	2	3,453			3,455
Adjustment for minority interest (Notes 2 and 11)				74			74
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.22 per share)						(72,632)	(72,632)

BALANCE AT DECEMBER 31, 2007	121,582	32,765,893	328	658,894		(87,512)	693,292
Net income						44,121	44,121
Repurchase of common stock (Note 12)		(300,586)	(3)	(14,795)			(14,798)
Issuance of nonvested shares of common stock (Note 13)		184,245	2	2,165			2,167
Non-cash amortization of share-based compensation (Note 13)				9,630			9,630
Exercise of stock options (Note 13)		1,000		21			21
Exchange of common units of the Operating Partnership (Note 11)		435,596	4	10,571			10,575
Adjustment for minority interest (Notes 2 and 11)				(3,015)			(3,015)
Preferred dividends						(9,608)	(9,608)
Dividends declared per common share ($2.32 per share)						(76,320)	(76,320)

BALANCE AT DECEMBER 31, 2008	$121,582	33,086,148	$331	$663,471	$—	$(129,319)	$656,065

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,121	$113,822	$81,864
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	82,491	73,708	71,197
Increase in provision for uncollectible tenant receivables	675	173	520
Increase in provision for uncollectible deferred rent receivables	3,376	300	241
Distributions on cumulative redeemable preferred units	5,588	5,588	5,588
Minority interests in earnings of Operating Partnership	2,182	7,167	5,990
Depreciation of furniture, fixtures and equipment	784	840	866
Non-cash amortization of share-based compensation awards	15,185	15,137	5,717
Non-cash amortization of deferred financing costs and debt discount	3,166	2,895	1,215
Non-cash amortization of above/below market rents, net	(633)	(1,831)	(1,570)
Net gain on dispositions of operating properties	(234)	(74,505)	(31,259)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(11,310)	(4,328)	(2,313)
Non-cash lease termination fee (Note 18)		(259)	(2,334)
Loss on derivative instruments			818
Net settlement receipts on interest rate swaps			(991)
Other	(634)		313
Changes in assets and liabilities:
Marketable securities (Note 17)	(1,181)	(707)
Current receivables	(1,537)	726	(938)
Deferred rent receivables	(3,237)	(7,126)	(7,229)
Deferred leasing costs	(16)	(1,620)	(1,451)
Prepaid expenses and other assets	(628)	(752)	(2,166)
Accounts payable, accrued expenses and other liabilities	(836)	9,895	(70,483)
Deferred revenue	6,252	7,048	6,699
Rents received in advance and tenant security deposits	907	1,329	1,276

Net cash provided by operating activities	144,481	147,500	61,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(24,980)	(38,043)	(32,475)
Expenditures for development and redevelopment properties and undeveloped land	(69,774)	(191,862)	(118,876)
Acquisitions of redevelopment properties and undeveloped land		(157,005)
Proceeds received from 1031 exchange completion (Note 4)		43,794
Net proceeds received from dispositions of operating properties (Note 4)	275	89,992	15,508
Proceeds from termination of profit participation agreement (Note 20)		4,848
Insurance proceeds received for property casualty loss	634	141	800
(Increase) decrease in restricted cash	(126)	(52)	209
Decrease (increase) in escrow deposits		3,000	(2,500)
Receipt of principal payments on note receivable	146	126	117
Proceeds from sales of marketable securities		259
Net cash settlement receipts on interest rate swaps			1,024

Net cash used in investing activities	(93,825)	(244,802)	(136,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on unsecured line of credit	141,000	(165,000)	51,000
Principal payments on secured debt	(82,932)	(63,286)	(14,084)
Proceeds from issuance of exchangeable senior notes, net of discount (Note 9)		455,400
Cost of capped call options on common stock (Note 9)		(29,050)
Net proceeds from issuance of common stock (Note 12)			136,059
Financing costs	(857)	(6,591)	(2,190)
Repurchase of common stock (Note 12)	(14,798)	(2,631)	(2,891)
Proceeds from exercise of stock options	21	29	760
Dividends and distributions paid to common stockholders and common unitholders	(80,073)	(76,589)	(70,768)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(15,196)	(15,196)

Net cash (used in) provided by financing activities	(52,835)	97,086	82,690

Net (decrease) increase in cash and cash equivalents	(2,179)	(216)	8,067
Cash and cash equivalents, beginning of year	11,732	11,948	3,881

Cash and cash equivalents, end of year	$9,553	$11,732	$11,948

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $14,804, $16,760 and $10,898 at December 31, 2008, 2007 and 2006, respectively	$37,638	$32,504	$41,922

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$8,055	$11,398	$22,469

Tenant improvements funded directly by tenants to third-parties (Note 10)	$22,749	$33,079

Non-cash receipt of marketable securities in connection with a lease termination		$259

Net proceeds from disposition received and held by a qualified intermediary in connection with Section 1031 exchange (Note 4)			$43,794

Non-cash increase in real estate assets in connection with a lease termination (Note 18)			$2,334

NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 12)	$20,211	$19,400	$18,400

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Notes 11 and 12)	$1,909	$1,909	$1,909

Accrual of public facility bond obligation (Note 9)	$3,476

Issuance of share-based compensation awards (Note 13)	$10,059	$23,632	$5,894

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 11)	$10,575	$3,455	$35,933

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2008

1.	Organization and Ownership

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2008, the Company’s stabilized portfolio of operating properties was comprised of 92 office buildings (the “Office Properties”) and 42 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of December 31, 2008, the Office Properties were approximately 86.2% leased to 292 tenants, and the Industrial Properties were approximately 96.3% leased to 63 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties and one industrial property that the Company is in the process of re-entitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of December 31, 2008, there was one development property in the lease-up phase, which encompasses approximately 51,000 rentable square feet of new medical office space and is located in the San Diego region of Southern California. During the year ended December 31, 2008, the Company added three development properties and two redevelopment properties to the Company’s stabilized portfolio, which in aggregate encompass approximately 560,000 rentable square feet of new office space.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 95.0% and 93.7% general partnership interest as of December 31, 2008 and 2007, respectively. The remaining 5.0% and 6.3% common limited partnership interest in the Operating Partnership as of December 31, 2008 and 2007, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 11). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

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

When evaluating properties to be held and used for potential impairment, the Company first evaluates whether there are any indicators of impairment for any of our properties. If any of the Company’s impairment indicators are present for a specific property, the Company then performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, the Company then performs an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. The Company’s impairment loss evaluation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. The Company recognizes an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If the Company recognizes an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

The Company did not record any impairment losses during the years ended December 31, 2008, 2007 and 2006.

Development and Redevelopment Properties

A variety of costs are incurred in the development, redevelopment and construction of real estate properties. The Company capitalizes such costs in accordance with the guidelines under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (“SFAS 67”) and FASB Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, (“SFAS 34”).

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

The Company ceases capitalization on a development or redevelopment property either when the property has reached 95% occupancy, one year after cessation of major construction activities, or if activities necessary to get the property ready for its intended use have been suspended. For development or redevelopment properties with extended lease-up periods, the Company ceases capitalization and begins depreciation on the portion of the development or redevelopment property that has reached 95% occupancy.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements and deferred leasing costs on the Company’s consolidated balance sheets as the historical cost of the property.

Depreciation and Amortization of Buildings and Improvements

The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense, including discontinued operations, for buildings and improvements for the three years ended December 31, 2008, 2007 and 2006, was $68.8 million, $61.1 million and $59.0 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years	(1)

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Property Acquisitions

In accordance with FASB Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired properties to land, buildings and improvements and identified tangible and intangible assets and liabilities associated with in-place leases (including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values and tenant relationships, if any) based on their respective estimated fair values. The fair value of the tangible assets of the acquired properties considers the value of the properties as if vacant as of the acquisition date.

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

The value allocable to the above-market or below-market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts allocated to above-market or below-market leases are included in other assets or acquisition-related liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases (see Note 10).

Discontinued Operations and Properties Held for Sale

In accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the revenues, expenses and net gain on dispositions of operating properties and the revenues and expenses on properties classified as held for sale are reported in the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of operations as discontinued operations for all periods presented through the date of the respective disposition. The net gain (loss) on disposition is included in the period the property is sold. In determining whether the income and loss and net gain on dispositions of operating properties is reported as discontinued operations, the Company evaluates whether it has any significant continuing involvement in the operations, leasing or management of the sold property in accordance with Emerging Issues Task Force Issue No. 03-13, Applying the Conditions in Paragraph 42 of Statement No. 144 in Determining Whether to Report Discontinued Operations. If the Company were to determine that there was any significant continuing involvement, the income and loss and net gain on dispositions of the operating property would not be recorded in discontinued operations.

A property is classified as held for sale when certain criteria, as set forth under SFAS 144, are met. At such time, the Company presents the respective assets and liabilities related to the property held for sale, if material, separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. The Company did not have any properties classified as held for sale as of December 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue from rent, tenant reimbursements, parking and other revenue sources once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104, Revenue Recognition, (“SAB 104”):

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“Issue 99-19”). Issue 99-19 requires that these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

Other Property Income

Other property income primarily includes amounts recorded in connection with lease terminations (see Note 18). Lease termination fees are amortized over the remaining lease term, if applicable. Otherwise, they are recognized when received and realized. When lease termination fees are received in advance of the actual legal lease termination date and the tenant is still in possession of the leased premises, the Company recognizes the lease termination fee on a straight-line basis as other property income over the remaining estimated term of the related lease. Other property income also includes miscellaneous income from tenants, such as fees related to the restoration of leased premises to their original condition and fees for late rental payments.

Allowances for Uncollectible Tenant and Deferred Rent Receivables

Current receivables and deferred rent receivables are carried net of the allowances for uncollectible amounts. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of individual receivables, current economic conditions, historical loss experience and other relevant factors. The allowances are increased or decreased through the provision for bad debts.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, including cash reserves primarily for property taxes.

Funds held at qualified intermediary for 1031 exchange

Periodically, the Company enters into exchange agreements with qualified intermediaries to facilitate the exchange of real property pursuant to Section 1031 of the Code (“Section 1031 Exchange”). A Section 1031 Exchange generally allows for the deferral of income taxes related to the gain attributable to the sale of property if qualified replacement properties are identified within 45 days and such qualified replacement properties are acquired within 180 days from the initial sale. During the replacement period, the Company may direct the proceeds from a disposition to be held at a qualified intermediary for the sole purpose of completing a Section 1031 Exchange.

Marketable Securities

Marketable securities reported in the Company’s consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan”) (see Note 14). The marketable securities are treated as trading securities for accounting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest and other investment income. For the years ended December 31, 2008 and 2007, the Company recorded net unrealized losses of approximately $996,000 and $40,000, respectively, related to the decrease in fair value of the marketable securities, which was reported in interest and other investment (loss) income in the Company’s consolidated statements of operations.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), on a prospective basis, as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In addition, effective for the third quarter of 2008, the Company adopted FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market. The adoption of SFAS 157 and FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements since the Company generally does not record its financial assets and liabilities in its consolidated financial statements at fair value.

Effective January 1, 2008, the Company also adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

The fair value of the Company’s financial assets and liabilities are disclosed in Note 17 to the Company’s consolidated financial statements. The Company generally determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and the Company’s estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The only financial asset or liability recorded at fair value in the Company’s consolidated financial statements are the marketable securities. The Company determined the fair value for the marketable securities using quoted prices in active markets for identical assets.

The remaining financial assets and liabilities which are only disclosed at fair value are comprised of the note receivable, secured debt, 3.25% Exchangeable Senior Notes due 2012 (the “Notes”), unsecured senior notes and unsecured line of credit (the “Credit Facility”).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the fair value for the note receivable by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument. The Company determined the fair value of its secured debt, unsecured senior notes, and Credit Facility by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculates the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. For the year ended December 31, 2008, the Company also added an additional 250 basis points to this discount rate to adjust for the current liquidity risk inherent in the capital markets. The Company determines the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period, or, if a closing trading price is not available, a bid-ask spread from a third-party broker, plus accrued interest.

The carrying amounts of the Company’s cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

The Company will adopt SFAS 157 to its non-financial assets and non-financial liabilities on January 1, 2009 in accordance with FSP FAS 157-2. Management believes the adoption of SFAS 157 to its non-financial assets and liabilities will not have a material impact to its consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis to which SFAS 157 will be applied on January 1, 2009 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS 144; and

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and also include certain internal payroll costs, which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change. If management determines the estimated remaining life of the respective lease has changed, the Company adjusts the amortization period.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interests

Minority interests represent the preferred and common limited partnership interests in the Operating Partnership. Net income after preferred distributions and preferred dividends is allocated to the units representing common limited partnership interests in the Operating Partnership (“Common Units”) not held by the Company (“Minority Interest of the Operating Partnership”) based on their ownership percentage of the Operating Partnership. The common limited partner ownership percentage is determined by dividing the number of Common Units held by the Minority Interest of the Operating Partnership by the total Common Units outstanding. The issuance or redemption of additional shares of common stock or Common Units results in changes to the Minority Interest of the Operating Partnership percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between stockholders’ equity and the minority interest held by holders of Common Units in the Company’s consolidated balance sheets to account for the change in the Minority Interest of the Operating Partnership ownership percentage as well as the change in total net assets of the Company.

Share-based Incentive Compensation Accounting

The Company accounts for share-based compensation arrangements under FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123(R)”), which the Company adopted on January 1, 2006 using the modified-prospective-transition method. The adoption of this statement did not have a material effect on the Company’s income from continuing operations, net income, cash flows from operations, cash flows from financing activities and basic and diluted earnings per share since the Company historically recorded compensation cost for nonvested stock awards based on the fair value on the date of grant and all stock option awards were fully vested as of the adoption date. Results from prior periods had not been restated. Prior to the adoption of SFAS 123(R), the Company accounted for its share-based incentive plans under the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

For share-based awards in which the performance period precedes the grant date, the Company recognizes compensation cost over the requisite service period, which includes both the performance and service vesting periods using the accelerated attribution expense method. The requisite service period begins on the date the Executive Compensation Committee authorizes the award and adopts any relevant performance measures. During the performance period for a share-based award program, the Company estimates the total compensation cost of the potential future awards. The Company then records compensation cost equal to the portion of the requisite service period that has elapsed through the end of the reporting period. For programs with performance-based measures, the total estimated compensation cost is based on management’s most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on management’s latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For share-based awards for which there is no pre-established performance period, the Company recognizes compensation cost over the service vesting period, which represents the requisite service period, using the straight-line attribution expense method.

The Company records the dividends paid to holders of nonvested awards issued under share-based compensation programs as an increase to distributions in excess of earnings. The Company would expense an estimate of the dividends on nonvested awards that were not expected to vest as additional compensation cost, if material.

Derivative Financial Instruments

The Company follows established risk management policies and procedures, including the periodic use of derivatives, to mitigate the effect of interest rate changes. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility changes in interest rates on its variable-rate debt could have on its future cash flow. The Company does not enter into derivatives for speculative purposes. However, historically the Company’s derivatives were not designated as hedges under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Therefore, unrealized gains and losses related to the change in the market value of the derivatives from period to period were recognized in earnings in gains or losses on derivative instruments. Net settlement receipts and payments on the derivative instruments were recognized in earnings in other income and expenses. The Company recognized all derivatives as either assets or liabilities on the Company’s consolidated balance sheets at fair value. During both December 31, 2008 and 2007, the Company had no outstanding derivative instruments.

Basic and Diluted Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available for common stockholders by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding Common Units is considered in the calculation of diluted earnings (loss) per share. The Common Units are not reflected in the dilutive earnings (loss) per share calculation because the exchange of Common Units into common stock is on a one for one basis and the Common Units are allocated earnings on a per share basis equal to common stock (see Note 21). Accordingly, any exchange would not have any effect on diluted earnings (loss) per share.

The dilutive effect of outstanding nonvested shares of common stock (“nonvested shares”), restricted stock units (“RSUs”) stock options and the Notes are reflected in the Company’s calculation of weighted-average diluted outstanding shares by application of the treasury stock method. The dilutive effect of nonvested shares contingently issuable under the Company’s share-based compensation programs is reflected in the Company’s calculation of weighted-average diluted outstanding shares by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. For distributions with respect to taxable years ending on or before December 31, 2009, recent IRS guidance allows REITs to satisfy up to 90% of this requirement through the distribution of shares of common stock, if certain conditions

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are met. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2008, 2007 and 2006, and it was not subject to any federal income taxes (see Note 22). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state and local income taxes. For each of the years ended December 31, 2008, 2007 and 2006, the taxable REIT subsidiary had approximately $30,000 of taxable income.

Uncertain Tax Positions

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), favorable tax positions are included in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities.

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

The Company evaluated the potential impact of identified uncertain tax positions for all tax years still subject to potential audit under state and federal income tax law and concluded that its return of capital would not be materially affected for any of the years still subject to potential audit. At December 31, 2008, the years still subject to audit are 2004 through 2008. The Company concluded that it did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2008 and 2007.

Concentration of Credit Risk

All of the Company’s operating properties and the Company’s development property are located in Southern California. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities in which the tenants operate.

As of December 31, 2008, the Company’s 15 largest tenants represented approximately 38.7% of total annualized base rental revenues. As of December 31, 2008, Intuit Inc. was the Company’s largest tenant and accounted for approximately 5.4% of the Company’s total annualized base rental revenue.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.25 million per institution. At December 31, 2008 and 2007, the Company had cash accounts in excess of FDIC insured limits.

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

Recent Accounting Pronouncements to be Adopted in Future Reporting Periods

In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. Management currently expects that FSP APB 14-1 will have a material impact on the accounting for the Notes and the Company’s consolidated balance sheets and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Management is currently evaluating whether the adoption of EITF 07-5 will have an impact on the accounting for the Notes and related capped call option transactions. In the event that management determines that the adoption of EITF 07-05 impacts the accounting for the Notes, management’s current conclusion regarding the impact of FSP APB-14-1 could be changed.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity and eliminates “minority interest accounting” such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income on the consolidated statement of operations. SFAS 141(R) and SFAS 160 require concurrent adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. Management believes that these statements will not have a

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material impact on the Company’s consolidated results of operations or cash flows. However, management is currently evaluating whether the adoption of SFAS 160 could have a material impact on the consolidated balance sheets and statements of shareholders’ equity.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. The Company believes that FSP EITF 03-6-1 will require the Company to include the impact of its nonvested shares and RSUs in earnings per share using this more dilutive methodology. However, management currently believes that FSP EITF 03-6-1 will not have a material impact on the Company’s consolidated financial statements and results of operations based upon the share-based payment programs currently in place. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008.

3.	Acquisitions

Property Acquisition

During the year ended December 31, 2008, the Company did not acquire any properties. During the year ended December 31, 2007, the Company acquired the following property for redevelopment. The Company began redevelopment of the two existing buildings on the property during the first quarter of 2007, and the property was added to the Company’s stabilized portfolio during the fourth quarter of 2008. The associated acquisition and project costs were included in land and improvements and buildings and improvements on the Company’s consolidated balance sheets as of December 31, 2008 and 2007:

Property Name / Submarket / City	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions)(1)
Sabre Springs Corporate Center
I-15 Corridor
San Diego, CA	Office	January	2	103,900	$24.7

(1)	Excludes acquisition-related costs.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Undeveloped Land Acquisitions

During the year ended December 31, 2008, the Company did not acquire any undeveloped land. During the year ended December 31, 2007, the Company acquired the following parcels of undeveloped land for future office development:

Property Name / Submarket / City	Month of Acquisition	Gross Site Acreage	Purchase Price (in millions)(1)
Santa Fe Summit—Phase III
56 Corridor
San Diego, CA	January	10.5	$28.0
Carlsbad Oaks
Carlsbad
Carlsbad, CA	February	32.0	15.8
San Diego Corporate Center
Del Mar
San Diego, CA	November	23.0	88.0

		65.5	$131.8

(1)	Excludes acquisition-related costs.

Each of the building and undeveloped land acquisitions was purchased from an unaffiliated third party and was funded with borrowings under the Credit Facility and/or funds held at qualified intermediary for Section 1031 Exchange (see Note 4).

4.	Dispositions and Properties Held For Sale

During the years ended December 31, 2008, 2007 and 2006, the Company recorded net gains of approximately $0.2 million, $74.5 million and $31.3 million, respectively, in connection with sale of operating properties. The Company did not dispose of any properties during the year ended December 31, 2008. The net gain of $0.2 million recorded for this period represented additional gain on the December 2007 disposition of Kilroy Airport Center Sea-Tac in connection with the resolution of a gain contingency related to the completion of certain capital improvements.

All disposition properties were sold to unaffiliated third parties. The Company used the net cash proceeds from the sale of these properties to fund acquisitions, development and redevelopment activities, repay principal on mortgage loans and to repay borrowings under the Credit Facility. The revenues, expenses and net gain on disposition associated with these properties have been included in discontinued operations (see Note 20).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Dispositions

During the year ended December 31, 2007, the Company sold the following operating properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
181/185 S. Douglas Street
El Segundo, CA(1)	Office	January	1	61,545
2270 E. El Segundo Boulevard
El Segundo, CA(1)	Industrial	January	1	6,362

Portfolio transaction subtotal			2	67,907	$14.8
Kilroy Airport Center Sea-Tac
Seattle, WA	Office	December	3	532,430	79.3	(2)

Total			5	600,337	$94.1

(1)	The Company sold these properties in a portfolio transaction in January 2007. The sales price shown represents the sales price for the entire transaction.

(2)	Represents the gross sales price for this transaction before the effect of approximately $2.5 million funded into escrow by the Company for certain tenant improvements, for which work was completed by the buyer in 2008. Upon completion of these tenant improvements, approximately $0.2 million of unused proceeds was returned to the Company, which was recorded as additional gain on disposition of discontinued operations in 2008.

2006 Dispositions

During the year ended December 31, 2006, the Company sold the following properties:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
3735 Imperial Highway
Stockton, CA	Industrial	March	1	164,540	$17.0
9401 and 9451 Toledo Way
Irvine, CA(1)(2)	Industrial and Office	September	2	272,000	45.0

Total			3	436,540	$62.0

(1)	Includes one office building encompassing approximately 27,200 rentable square feet, one industrial building encompassing approximately 244,800 rentable square feet and a parcel of undeveloped land adjacent to the buildings.

(2)	As of December 31, 2006, the net cash proceeds of approximately $43.8 million from this disposition were being held at a qualified intermediary, at the Company’s direction, for the purpose of completing a Section 1031 Exchange. In January 2007, the Company used the funds held at the qualified intermediary to partially fund two acquisitions to complete the exchange.

5.	Current Receivables, Net

Current receivables, net consisted of the following at December 31:

	2008	2007
	(in thousands)
Tenant rent, reimbursements, and other receivables	$9,733	$8,328
Allowance for uncollectible tenant receivables	(3,980)	(3,437)

Current receivables, net	$5,753	$4,891

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Deferred Rent Receivables, Net

Deferred rent receivables, net consisted of the following at December 31:

	2008	2007
	(in thousands)
Deferred rent receivables	$74,483	$75,317
Allowance for deferred rent receivables	(7,339)	(8,034)

Deferred rent receivables, net	$67,144	$67,283

7.	Deferred Leasing Costs and Acquisition-related Intangibles, Net

Deferred leasing costs and acquisition-related intangibles, net are summarized as follows at December 31:

	2008	2007
	(in thousands)
Deferred leasing costs	$98,016	$92,115
Accumulated amortization	(45,265)	(39,277)

Subtotal	52,751	52,838

Value of in-place leases	5,832	5,900
Accumulated amortization	(5,044)	(4,320)

Subtotal	788	1,580

Deferred leasing costs and acquisition-related intangibles, net	$53,539	$54,418

Value of In-place Leases

For the years ended December 31, 2008, 2007 and 2006, $0.8 million, $2.1 million and $1.8 million, respectively, was recorded as depreciation and amortization expense related to the value of in-place leases. The weighted average amortization period for the value of in-place leases was approximately two years as of December 31, 2008. The following is the estimated amortization of the value of in-place leases at December 31, 2008 for the next five years and thereafter:

Year	(in thousands)
2009	$455
2010	96
2011	82
2012	64
2013	62
Thereafter	29

Total	$788

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deferred Financing Costs, Net

Deferred financing costs, net are summarized as follows at December 31:

	2008	2007
	(in thousands)
Deferred financing costs	$14,052	$14,240
Accumulated amortization	(7,921)	(5,748)

Deferred financing costs, net	$6,131	$8,492

9.	Debt

Secured Debt

The following table sets forth the composition of the Company’s secured debt at December 31:

Type of Debt	Fixed / Floating Rate	Annual Interest Rate(1)	Maturity Date		2008	2007
					(in thousands)
Mortgage note payable	Fixed	7.20%	April 2009		$75,475	$78,079
Mortgage note payable	Fixed	5.57%	August 2012		75,867	77,164
Mortgage note payable	Fixed	6.70%	December 2011		72,792	74,063
Line of credit	LIBOR + 0.75%	1.98%	April 2010		35,500	35,500
Mortgage note payable	Fixed	4.95%	August 2012		31,716	32,308
Mortgage note payable	Fixed	7.15%	May 2017		18,726	20,292
Mortgage note payable(2)	Fixed	8.13%	November 2014		2,904	5,105
Public facility bonds(3)	Fixed	Various (3)	Various	(3)	3,476
Mortgage note payable	Fixed	3.80%	August 2008			73,401

Total					$316,456	$395,912

(1)	The variable interest rates stated as of December 31, 2008 are based on LIBOR at the last repricing date in 2008. These repricing rates may not be equal to LIBOR at December 31, 2008.

(2)	Under the terms of the loan agreement, the Company has made early principal payments on this loan without penalty. Based on the scheduled contractual monthly payments as of December 31, 2008, the Company will repay the entire principal balance by 2011.

(3)	The public facility bonds (the “Bonds”) were issued in February 2008 by the City of Carlsbad, the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels. The Bonds have annual maturities beginning on September 1, 2009 through September 1, 2038, with interest rates ranging from 4.00% to 6.20%. Principal and interest payments for the Bonds will be charged to the Company through the assessment of special property taxes.

The Company’s secured debt was collateralized by 47 operating properties at December 31, 2008 with a combined net book value of $403 million and 58 operating properties at December 31, 2007 with a combined net book value of $507 million.

At December 31, 2008, seven of the Company’s eight secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable and the secured line of credit are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties. See Schedule III—Real Estate and Accumulated Depreciation for further information. The public facility bonds are secured by property tax payments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Senior Notes

In April 2007, the Operating Partnership issued $460 million in aggregate principal amount of Notes. Interest is payable on the Notes semi-annually in arrears on April 15th and October 15th of each year. The Notes will mature on April 15, 2012. The initial discount at issuance of $4.6 million is being amortized into interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. The carrying value of the Notes at December 31, 2008 and 2007 reflects an unamortized discount amount of approximately $3.0 million and $3.9 million, respectively. The amortization of this discount results in an effective interest rate on the Notes of 3.45%. During the years ended December 31, 2008 and 2007, approximately $0.9 million and $0.7 million, respectively, of the discount was amortized as additional interest expense.

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

The exchange rate is subject to adjustment under certain circumstances including increases in our common dividends. In March 2008, the exchange rate for the Notes was adjusted by 0.05% for the 4.5% increase in the Company’s dividend per common share approved by the Company’s Board of Directors in February 2008. The exchange rate was adjusted to 11.3636 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.00 per common share and a conversion premium of approximately 19.94% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007. The Notes had an initial exchange rate of 11.3580 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.04 per common share and a conversion premium of approximately 20.0% based on a price of $73.37 per share of the Company’s common stock on March 27, 2007.

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

In April 2007, the Operating Partnership used $397.5 million of the $421.8 million net proceeds received from the Notes, after the effect of underwriters fees, discounts and payment for the capped call option transactions (discussed below), to pay down the entire $331.0 million principal balance then-outstanding on the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility, to repay the principal balance on one variable-rate secured loan of $35.5 million contractually scheduled to mature in July 2008 and to repay the principal balance of one variable-rate secured loan of $31.0 million that was contractually scheduled to mature in January 2009.

In connection with the offering of the Notes, the Operating Partnership entered into capped call option transactions (“capped calls”) with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers OTC Derivatives Inc (“Lehman”) as counterparties. The capped calls, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes and do not affect the holders’ rights under the Notes. Holders of the Notes do not have any rights with respect to the capped calls. The capped calls referenced, subject to customary anti-dilution adjustments, a total of 5,224,708 shares of the Company’s common stock at a strike price of $88.04, which corresponds to the initial exchange price of the Notes. Capped call entered into with each counterparty referenced 33 1/3% of the total referenced shares. The economic impact of these capped calls is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.04 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share. If, however, the market value per share of the Company’s common stock were to exceed $102.72 per common share then the dilution mitigation under the capped calls would be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72. The cost of the capped calls was approximately $29.1 million and was recorded as a reduction of additional paid-in-capital in stockholders equity on the Company’s consolidated balance sheets.

In September 2008, Lehman, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing of the bankruptcy, Lehman defaulted on its 33 1/3% portion of the capped calls. In the fourth quarter of 2008 in accordance with the capped call agreement with Lehman, the Company early terminated its capped call with Lehman and sent a demand letter to Lehman requesting payment of the required termination fee. At this time it is not known what amount of funds, if any, will be available to satisfy creditors claims with respect to the Lehman bankruptcy, including the termination payment owed to the Company. The remaining capped calls are expected to terminate upon the earlier of the maturity date of the related Notes or the first day all the related Notes are no longer outstanding due to exchange.

Unsecured Senior Notes

As of December 31, 2008 and 2007, the Company had two series of unsecured senior notes with an aggregate principal balance of $144.0 million. The Series A notes have an aggregate principal balance of $61.0 million and mature in August 2010. The Series B notes have an aggregate principal balance of $83.0 million and mature in August 2014. The Series A and Series B notes require semi-annual interest payments each February and August based on a fixed annual interest rate of 5.72% and 6.45%, respectively.

Unsecured Line of Credit

As of December 31, 2008, the Company had borrowings of $252 million outstanding under the Credit Facility and borrowing capacity of approximately $298 million. The Company may also elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature. The Credit Facility matures in April 2010, with an option to extend the maturity for one year, and bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (2.1% and 6.0% at December 31, 2008 and 2007, respectively). The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility for general corporate uses, to finance development and redevelopment expenditures and to fund potential acquisitions.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, a minimum consolidated tangible net worth, minimum unsecured debt ratio and a minimum unencumbered pool occupancy. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at December 31, 2008 and 2007.

Debt Maturities

Scheduled contractual principal payments for the above secured and unsecured debt at December 31, 2008 for the next five years and thereafter, assuming the Company does not exercise any of the extension options, were as follows:

Year Ending	(in thousands)
2009	$81,550
2010	354,990
2011	75,004
2012	563,410
2013	2,296
Thereafter	95,206

Total	$1,172,456	(1)

(1)	Includes the full principal balance of the Notes. The exchangeable senior notes, net on the Company’s consolidated balance sheet at December 31, 2008 is shown net of the unamortized discount of approximately $3.0 million.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense and loan cost amortization from continuing operations net of capitalized interest and loan cost amortization for the years ended December 31, 2008, 2007 and 2006. The interest and loan cost amortization are capitalized as a development cost and increase the carrying value of undeveloped land and construction in progress.

	2008	2007	2006
	(in thousands)
Gross interest expense and loan cost amortization	$56,363	$55,570	$54,850
Capitalized interest and loan cost amortization	(15,997)	(18,068)	(11,309)

Interest expense	$40,366	$37,502	$43,541

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Deferred Revenue and Acquisition-related Liabilities

Deferred revenue and acquisition-related liabilities, consisted of the following at December 31:

	2008	2007
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$72,610	$55,779
Acquisition-related liabilities—below-market leases	1,141	1,801
Other deferred revenue(1)	2,468	1,607

Total	$76,219	$59,187

(1)	Of the $2.5 million in other deferred revenue at December 31, 2008, $1.3 million will be amortized and recognized as rental income in 2009.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2008 and 2007, the Company recorded an additional $28.1 million and $41.1 million, respectively, of deferred revenue related to tenant-funded tenant improvements. These amounts primarily represent the cost of the tenant improvements paid for or reimbursed by the tenant in connection with four and five significant leases for the years ended December 31, 2008 and 2007, respectively. The deferred revenue related to these tenant-funded tenant improvements will be amortized as additional rental income over the term of the related lease beginning upon the substantial completion of the applicable development and redevelopment properties.

During the years ended December 31, 2008, 2007 and 2006, $11.3 million, $4.3 million and $2.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements at December 31, 2008 for the next five years and thereafter:

Year	(in thousands)
2009	$9,059
2010	8,745
2011	8,271
2012	7,613
2013	7,155
Thereafter	31,767

Total	$72,610

Acquisition-related Intangibles—Below/Above Market Leases

The below/above market lease components of the Company’s outstanding acquisition-related intangibles are summarized as follows at December 31:

	2008	2007
	(in thousands)
Acquisition-related liabilities—below-market leases	$1,141	$1,801
Acquisition-related assets—above-market leases(1)	(18)	(46)

Total	$1,123	$1,755

(1)	Included in prepaid expenses and other assets in the Company’s consolidated balance sheets.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net amortization related to above/below market leases of $1.1 million, $1.8 million and $1.6 million was recorded as an increase in rental income for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average amortization period for the Company’s above-market and below-market leases was approximately three years as of December 31, 2008. The following is the estimated net amortization at December 31, 2008 for the next five years and thereafter:

Year	(in thousands)
2009	$395
2010	146
2011	141
2012	132
2013	132
Thereafter	177

Total	$1,123

11.    Minority Interests

Common Limited Partnership Unitholders

The Company owned a 95.0% and 93.7% common general partnership interest in the Operating Partnership as of December 31, 2008 and 2007, respectively. The remaining 5.0% and 6.3% common limited partnership interest as of December 31, 2008 and 2007, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of Common Units. There were 1,753,729 and 2,189,325 Common Units outstanding at December 31, 2008 and 2007, respectively. The Common Units may be redeemed by unitholders for cash. The Company may, at its option, satisfy the cash redemption obligation with shares of the Company’s common stock. The redemption value for each Common Unit as of any balance sheet date is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the New York Stock Exchange (“NYSE”) for the ten trading days immediately preceding the respective balance sheet date. Accordingly, as of December 31, 2008 and 2007, the aggregate redemption value of the then-outstanding Common Units was approximately $54.5 million and $119.3 million, respectively.

Exchange of Common Units

During the years ended December 31, 2008, 2007 and 2006, 435,596, 129,204 and 1,350,986 Common Units were redeemed for shares of the Company’s common stock on a one for one basis, respectively. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock in exchange for Common Units. Of the Common Units exchanged in 2006, 297,102 were beneficially owned by John B. Kilroy, Sr., the Company’s Chairman of the Board of Directors, as a result of his interest in Kilroy Industries.

Preferred Unitholders

As of December 31, 2008 and 2007, the Company had issued and outstanding 1,500,000 Series A Cumulative Redeemable Preferred units (the “Series A Preferred Units”) representing preferred limited partnership interests in the Operating Partnership with a liquidation value of $50.00 per unit. The Series A Preferred Units have a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE or a loss of REIT status.

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

(ii) if the Series A Preferred Units would not be considered “stock and securities” for federal income tax purposes; and

(iii) at any time following September 30, 2015.

In addition, the Series A Preferred Units may also be exchanged for shares of Series A Preferred Stock if either the Operating Partnership or the initial holder of the Series A Preferred Units believes, based upon the opinion of counsel, that the character of Operating Partnership’s assets and income would not allow it to qualify as a REIT if it were a corporation. In lieu of exchanging Series A Preferred Units for Series A Preferred Stock, the Company may elect to redeem all or a portion of the Series A Preferred Units for cash in an amount equal to $50.00 per unit plus accrued and unpaid distributions. The Series A Preferred Units may only be exchanged in whole, but not in part, and each exchange is subject to the REIT ownership limits contained in the Company’s charter.

The Company makes quarterly distributions to the preferred unitholders each February, May, August and November. At December 31, 2008 and 2007, the accrued distribution payable to holders of Series A Preferred Units, which is included in Series A Preferred Units minority interest on the balance sheet, was $0.7 million.

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

Preferred Stock

As of December 31, 2008 and 2007, the Company had 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) issued and outstanding. The Series E Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company. Dividends on the Series E Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November. The Series E Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008 and 2007, the Company had 3,450,000 shares of 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) issued and outstanding. The Series F Preferred Stock has a liquidation preference of $25.00 per share and may be redeemed at the option of the Company on or after December 8, 2009, or earlier under certain circumstances. Dividends on the Series F Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August and November. The Series F Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund.

Share Repurchases

During the year ended December 31, 2008, the Company repurchased 239,475 shares of its common stock in open market transactions for an aggregate price of approximately $11.5 million, or $48.23 per share. These repurchases were made pursuant to a share repurchase program approved by the Company’s Board of Directors and were funded through borrowings on the Company’s Credit Facility. As of December 31, 2008, an aggregate of 988,025 shares remained eligible for repurchase under this share repurchase program.

During the years ended December 31, 2008, 2007 and 2006, the Company accepted the return, at the current quoted market price, of 61,111, 31,515 and 40,875 shares of its common stock, respectively, from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period. In addition, during the year ended December 31, 2007, the Company repurchased 1,000 shares at the par value of $0.01 per share in connection with a forfeiture of nonvested shares.

Rights Agreement

In October 1998, the Company adopted a Rights Agreement. In connection therewith, common stockholders of record on October 15, 1998 received one preferred share purchase right for each share of the Company’s outstanding common stock. The Rights Agreement expired in October 2008, and the Company redesignated its Series B Junior Participating Preferred Stock as Preferred Stock.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The Plan consists of three programs that provide existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. Depending on the program, the Plan acquires shares of the Company’s common stock from either new issuances directly from the Company, from the open market or from privately negotiated transactions. As of December 31, 2008, no shares had been acquired under the Plan from new issuances.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Dividends and Distributions

Accrued dividends and distributions at December 31, 2008 and 2007 consisted of the following amounts payable to registered common stockholders of record holding 33,086,148 and 32,765,893 shares of common stock (including nonvested shares), respectively, common unitholders holding 1,753,729 and 2,189,325 Common Units, respectively, and registered preferred stockholders of 5,060,000 shares of preferred stock for each year:

	December 31,
	2008	2007
	(in thousands)
Dividends and Distributions payable to:
Common stockholders(1)	$19,190	$18,185
Common unitholders of the Operating Partnership(2)	1,021	1,215

Total accrued dividends and distribution to common stockholders and unitholders	20,211	19,400
Preferred stockholders	1,210	1,210

Total accrued dividends and distributions	$21,421	$20,610

(1)	Includes restricted stock holders.

(2)	2008 includes the value of the dividend equivalents that will be paid to the holders of the 7,688 outstanding RSUs with additional fully-vested RSUs (see Note 13).

13.    Share-Based Compensation

The Company establishes share-based incentive compensation plans for the purpose of attracting and retaining officers, key employees and non-employee board members. At December 31, 2008, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which is described below. The Executive Compensation Committee, which is comprised of three independent directors, may grant share-based awards under the 2006 Plan to employees and non-employee board members under the various share-based compensation programs described below. In the fourth quarter of 2007, the Company’s Board of Directors approved the Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted under the 2006 Plan by electing to receive an equivalent number of RSUs in lieu of such awards of nonvested shares. See additional information under the caption “—Summary of RSUs” below.

The Executive Compensation Committee historically has granted nonvested shares and RSUs under the various share-based compensation programs. During the years ended December 31, 2008, 2007 and 2006, the Company issued 184,245, 269,323 and 87,067 nonvested shares, respectively. During the year ended December 31, 2008, the Company issued 7,468 RSUs in lieu of nonvested share awards. The Company did not issue any RSUs during the years ended December 31, 2007 and 2006. These grants were awarded to certain executive officers, employees and non-employee board members by the Executive Compensation Committee. These share-based awards are valued based on the quoted closing share price of the Company’s common stock on the NYSE on the grant date. Dividends are paid on all outstanding shares whether vested or nonvested and are not returnable to the Company if the underlying shares ultimately do not vest.

Stockholder Approved Equity Compensation Plans

The Company’s Board of Directors adopted the 2006 Plan, which became effective upon approval by the Company’s stockholders at the May 18, 2006 annual meeting of stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, RSUs, profits interest units, performance bonus awards, performance-based awards and other incentive awards to eligible individuals. Subject to certain adjustments set forth in the 2006 Plan, the maximum number of shares that may be issued or awarded under the 2006 Plan is 1,535,000 shares of common stock of the Company. These shares were registered under a Registration Statement filed with the SEC on Form S-8 in June 2006. As of December 31, 2008, there were 1,120,973 shares and share-based awards available to be granted under the 2006 Plan. All of the Company’s outstanding share-based awards issued prior to 2007 were issued under the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which was terminated by the Company’s Board of Directors in September 2006. Any awards outstanding upon the termination of the 1997 Plan remain outstanding and in full force and effect in accordance with the terms of such plan and the applicable award agreement.

Executive Officer Share-Based Compensation Programs

The Executive Compensation Committee determines compensation for the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (“the Executive Officers”). The Executive Compensation Committee has annually approved programs for the Executive Officers for the potential issuance of share-based awards, historically nonvested shares, as part of their annual and long-term incentive compensation. The number of shares that have been issued has historically been contingent upon certain corporate performance and market conditions. The share-based awards are generally issued in the first quarter after the end of the performance period, which is the same as the Company’s fiscal year end. The share-based awards generally have a service vesting period equal to one to three years, depending on the type of award.

2009 Programs

In January 2009, the Executive Compensation Committee approved the 2009 Annual Bonus Program, which allows the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2009. Performance will be measured independently for each corporate performance measure based on the achievement of certain target levels of performance. It is anticipated that any amounts earned up to the first 50% of the applicable target award for each performance measure will be paid in cash and any portion earned of the remaining 50% of the applicable target award for each performance measure will be paid in RSUs. The Company anticipates that any cash earned under this program would be paid during the first quarter of 2010 and any RSUs earned under this program would be issued during the first quarter of 2010. Awards of RSUs earned under the 2009 Annual Bonus Program would vest in two equal installments on December 31, 2010 and December 31, 2011. Vesting will be based on continued employment through the applicable vesting dates.

2008 Programs

In the first quarter of 2008, the Executive Compensation Committee approved the 2008 Annual Long-Term Incentive Program, which allows the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2008. In January 2009, the Executive Compensation Committee granted an aggregate of 527,099 nonvested RSUs to the Executive Officers under this program. The total number of RSUs awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $26.94 on the grant date of January 23, 2009. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. Of the 527,099 RSUs awarded, 263,551 vest on December 31, 2009 and 263,548 vest on December 31, 2010. Vesting is based on continued employment through the applicable vesting dates.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Programs

In the first quarter of 2007, the Executive Compensation Committee approved the 2007 Annual Long-Term Incentive Program, which allowed the Executive Officers to receive bonus compensation for the achievement of certain specified corporate performance measures for the fiscal year ended December 31, 2008. In December 2007, the Executive Compensation Committee awarded 100,075 nonvested shares to the Executive Officers under this program. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $54.96 on the grant date of December 31, 2007. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. Of the 100,075 shares awarded, 50,038 vested on December 31, 2008 and 50,037 vest on December 31, 2009. These shares were deemed to be legally issued and outstanding as of January 1, 2008. Vesting is based on continued employment through the applicable vesting dates.

In the first quarter of 2007, the Executive Compensation Committee also approved the 2007 Long-Term Targeted Performance Incentive Program, which is comprised of two separate programs: the Development Performance Program (the “DPP”) and the Total Annual Shareholder Return Program (the “TASRP”). Performance is measured independently for each of these programs. The incentive award that may be earned under the DPP will be based on the achievement of certain specified development completion and development leasing targets for development or redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. Performance is measured independently for the development completion and development leasing targets. If the development completion and development leasing targets are individually not achieved, no award would be earned under that component of the DPP. There is no additional service vesting period under this program; therefore, individual awards earned under the DPP would be paid in shares of vested and unrestricted common stock of the Company or, if available and at the employee’s option, other equity-based instruments. In January 2009, the Executive Compensation Committee awarded 51,040 shares of the Company’s common stock to the Executive Officers in connection with the achievement of the development completion targets of this program. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $26.94 on the grant date of January 23, 2009. The Company currently estimates that any shares of the Company’s common stock or other equity-based instruments earned under the development leasing target of this program would be issued in the second half of 2009.

The targets for the TASRP were not achieved during the year ended December 31, 2007. Therefore, no award was earned under either component of the TASRP.

2006 Programs

In the second quarter of 2006, the Executive Compensation Committee approved a component of the 2006 Annual Incentive Award Program. In the third quarter of 2006, the Executive Compensation Committee approved the 2006 Annual Long-Term Incentive Program and an additional component of the 2006 Annual Incentive Award Program. These programs allowed the Executive Officers to receive bonus compensation for the achievement of certain specified corporate performance measures for the fiscal year ended December 31, 2006. In February 2007, the Executive Compensation Committee awarded to the Executive Officers the following nonvested shares under these programs: 165,730 nonvested shares under the 2006 Annual Incentive Award Program and 38,629 nonvested shares under the 2006 Annual Long-Term Incentive Program. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. Of the 165,730 shares awarded under the 2006 Annual Incentive Award Program, 65,464 vested on December 31, 2007, 50,133 vested on December 31, 2008 and 50,133 vest on December 31, 2009. Of the 38,629 shares awarded under the 2006 Annual Long-Term Incentive Program, 19,315 vested on December 31, 2007 and 19,314 vested on December 31, 2008. Vesting is based on continued employment through the applicable vesting dates.

Key Employee Share-Based Compensation Program

In addition to the executive compensation programs, the Executive Compensation Committee has historically awarded nonvested shares to other key employees on an annual basis as part of their long-term incentive compensation. For accounting purposes, these awards have no defined performance period and, therefore, the Company recognizes compensation cost for these awards over the service vesting periods, which represent the requisite service periods. The individual share awards vest in equal annual installments over the respective service vesting periods, which has historically ranged from two to five years.

The following is a summary of awards granted to other key employees from 2006 through the date this report was filed. There may be additional outstanding nonvested shares related to awards granted in previous years.

2009 Grants

In January 2009, the Executive Compensation Committee granted an aggregate of 42,874 nonvested RSUs to certain key employees for the 2008 performance period. The total compensation cost for the nonvested RSU grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $26.94 on the grant date of January 23, 2009. These RSUs vest in equal annual installments on December 31st of each year over a three-year period.

2008 Grants

In February 2008, the Executive Compensation Committee granted an aggregate of 82,303 nonvested shares to certain key employees for the 2007 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $49.21 on the grant date of February 5, 2008. These shares vest in equal annual installments on December 31st of each year over a five-year period.

2007 Grants

In February 2007, the Executive Compensation Committee granted an aggregate of 56,074 nonvested shares to certain key employees for the 2006 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $88.28 on the grant date of February 7, 2007. These shares vest in equal annual installments on December 31st of each year over a five-year period.

2006 Grants

In February 2006, the Executive Compensation Committee granted an aggregate of 32,429 nonvested shares to certain key employees for the 2005 performance period. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $70.16 on the grant date of February 16, 2006. These shares vest in equal annual installments on the anniversary date of grant over a five-year period.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-employee Board Members Share-Based Compensation Program

The Executive Compensation Committee awards nonvested shares or nonvested RSU’s to non-employee board members on an annual basis as part of the board members’ annual compensation and to newly elected board members in accordance with the Company’s Board of Directors compensation program.

2008 Annual Awards

In May 2008, the Executive Compensation Committee granted an aggregate of 1,867 nonvested shares and 7,468 nonvested RSU’s to non-employee board members under this program. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $53.58 on the grant date of May 15, 2008. These shares vest in equal annual installments on May 15th of each year over a two-year period.

2007 Annual Awards

In May 2007, the Executive Compensation Committee granted an aggregate of 6,890 nonvested shares to non-employee board members under this program. The total compensation cost for the nonvested share grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $72.60 on the grant date of May 15, 2007. These shares vest in equal annual installments on May 15th of each year over a two-year period.

2007 Initial Equity Awards for Newly Elected Board Members

In June 2007, the Executive Compensation Committee granted 1,000 nonvested shares to each of the Company’s two newly elected board members, representing their initial equity awards. The nonvested shares were granted in accordance with the Company’s Board of Directors compensation program. The grant date for each new board member was the date such board member was elected to the Board of Directors. These shares vest in equal annual installments over a four-year period. In July 2007, one of the newly elected board members resigned from the Board of Directors. In connection with the forfeiture of his initial equity award, the Company repurchased the shares at the par value of $0.01 per share. The compensation cost for the outstanding nonvested share grant was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $71.11 on the grant date of June 21, 2007.

2006 Annual Awards

In May 2006, the Executive Compensation Committee granted an aggregate of 1,734 nonvested shares to non-employee board members. The total compensation cost for the nonvested stock grants was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $69.24 on the grant date of May 15, 2006. These shares vested in equal annual installments over a two-year period.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Nonvested Shares

A summary of the status of the Company’s nonvested shares as of January 1, 2008 and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	237,833	$80.35
Granted(1)	184,245	52.38
Vested	(198,912)	69.32

Nonvested at December 31, 2008	223,166	$66.33

(1)	Includes the 100,075 nonvested shares awarded on December 31, 2007 under the 2007 Annual Long-Term Incentive Program because the shares were not deemed to be legally issued and outstanding until January 1, 2008.

The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $7.5 million, $12.0 million and $6.7 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

During the years ended December 31, 2008, 2007 and 2006, the Company issued 184,245, 269,323 and 87,067 nonvested shares, respectively. The weighted-average grant-date fair value per share for nonvested shares granted during the years ended December 31, 2008, 2007 and 2006 was $52.38, $87.75 and $67.69, respectively.

Summary of RSUs

A summary of the status of the Company’s RSUs as of January 1, 2008 and changes during the year ended December 31, 2008, is presented below:

	Nonvested RSUs	Vested RSUs(1)	Total RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	—	—	—	$—
Granted	7,468	—	7,468	53.58
Issuance of dividend equivalents	—	220	220	39.58

Outstanding at December 31, 2008	7,468	220	7,688	$53.18

(1)	RSUs issued as dividend equivalents are vested upon issuance.

Each RSU represents the right to receive one share of the Company’s common stock in the future and will be subject to the same vesting conditions as would have applied to the award of nonvested shares in lieu of which such RSU is issued. RSUs carry with them the right to receive dividend equivalents that credit participants, upon the Company’s payment of dividends with respect to the shares underlying the participant’s RSUs, with additional, fully-vested RSUs equal to the value of the dividend paid in respect of such shares. Shares issued in settlement of RSUs will, to the extent vested, be distributed in a single lump sum distribution upon the earliest to occur of: (i) termination of the participant’s employment or directorship; (ii) the occurrence of a change of control event; (iii) the date specified by the participant upon making the election, which must be at least two years after the start of the year in which the underlying award is earned; or (iv) the participant’s death or disability.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $16.3 million, $16.1 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Of the total share-based compensation cost, $1.1 million, $0.9 million and $0.5 million was capitalized as part of real estate assets for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was approximately $9.6 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2008. The $9.6 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2008 Annual Long-Term Incentive Program or the DPP discussed above since share-based awards had not been granted under these programs as of December 31, 2008. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under the programs.

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

The Company’s stock option activity for the year ended December 31, 2008 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Shares outstanding and exercisable at January 1, 2008	26,000	$25.19
Granted	—	—
Exercised(1)	(1,000)	20.75
Forfeited or expired	(1,000)	28.56

Shares outstanding and exercisable at December 31, 2008	24,000	$25.24	2.4	$197,240

(1)	Represents a cash exercise in which the Company received approximately $21,000 in exchange for shares of its common stock.

During the years ended December 31, 2008, 2007 and 2006, 1,000, 1,000 and 31,000 options were exercised with total intrinsic values of approximately $29,000, $36,000 and $1.3 million, respectively.

14.    Employee Benefit Plans

401(k) Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to sixty percent of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty cents for each one dollar of participant contributions up to a maximum of five percent of the participant’s

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual salary. 401(k) Participants vest immediately in the amounts contributed by the Company. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $0.5 million, $0.5 million and $0.4 million, respectively, to the 401(k) Plan.

Deferred Compensation Plan

In 2007, the Company adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. Eligible management employees (“Participants”) will receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their respective gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. The Company’s Board of Directors may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts.

At the time Participants defer compensation or earn mandatory Company contributions, or at the time the Company obligates itself to make a discretionary contribution to the Deferred Compensation Plan, the Company records compensation cost and a corresponding liability, which is included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost. For the year ended December 31, 2008, the Company recorded a net reduction in total compensation cost of approximately $1.0 million in connection with the Deferred Compensation Plan due to the decline in fair value of the benchmark funds. For the year ended December 31, 2007, the Company recorded approximately $0.4 million of total compensation cost in connection with the Deferred Compensation Plan due to the increase in fair value of the benchmark funds.

As of December 31, 2008 and 2007, the Company’s liability under the Deferred Compensation Plan of $1.8 million and $0.7 million, respectively, was fully funded. The Company holds the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held by the rabbi trust are reported on the Company’s consolidated balance sheets in marketable securities, and were reported at December 31, 2008 and 2007 at their fair value of $1.9 million and $0.7 million, respectively (see Note 17).

15.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2008 for five years and thereafter are summarized as follows:

Year Ending	(in thousands)
2009	$223,265
2010	204,580
2011	181,247
2012	165,780
2013	150,226
Thereafter	526,009

Total	$1,451,107

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Commitments and Contingencies

General

In the normal course of business, the Company is required to post construction bonds to guarantee its performance of government-mandated infrastructure improvements. As of December 31, 2008, the Company had outstanding construction bonds of $4.8 million.

As of December 31, 2008, the Company had commitments of approximately $12.5 million for contracts and executed leases directly related to the Company’s operating properties and the development property in lease-up, excluding tenant-funded tenant improvements.

Ground Leases

The Company has noncancellable ground lease obligations on Kilroy Airport Center Phases I, II and III in Long Beach, California with a lease period expiring in July 2084. Rental rates are subject to adjustments every five years based on fair market value. The Company also leases the land at Kilroy Airport Center, Phase IV in Long Beach, California for future development opportunities. This land is adjacent to the Company’s Office Properties at Kilroy Airport Center, Long Beach. The lease expires in July 2084, subject to the Company’s option to terminate the lease early upon written notice to the landlord. This option to terminate was scheduled to expire in July 2008. However, in July 2008, the Company and the landlord agreed to extend this option until April 2009. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to fair market rental adjustments in April 2009 and at scheduled dates thereafter.

The minimum commitment under the Company’s ground leases at December 31, 2008 for five years and thereafter was as follows:

Year Ending	(in thousands)
2009	$1,262
2010	1,265
2011	1,192
2012	969
2013	969
Thereafter	61,810

Total	$67,467

Litigation

To the Company’s knowledge, neither the Company nor any of the Company’s properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to the Company, would have a material adverse effect on the Company’s cash flow, financial condition or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flow, financial condition or results of operations.

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative non-cash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant at December 31, 2008. The Company stopped recognizing revenue associated with this lease as of April 2008.

Insurance

The Company carries comprehensive liability, fire, extended coverage, earthquake, environmental, rental loss and terrorism insurance covering all of the Company’s properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of the Company’s policies are subject to limitations of coverage, qualifications, terms, conditions and involve large deductibles or co-payments. In addition, the Company’s earthquake insurance policies include substantial self-insurance portions.

Environmental Matters

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations and cash flow. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

17.    Fair Value of Financial Instruments

Financial Instruments Reported at Fair Value

The following tables set forth the carrying value and the fair value of the Company’s marketable securities as of December 31, 2008.

	Fair Value Measurement at
	December 31, 2008 (Level 1)(1)	December 31, 2007(1)
	($ in thousands)
Description
Marketable Securities	$1,888	$707

(1)	Based on quoted prices in active markets for identical securities.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of Company’s financial assets and liabilities as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)
Description
Assets
Note receivable	$10,824	$10,343	$10,970	$11,346

Liabilities
Secured debt	316,456	296,438	395,912	404,591
Notes	457,010	305,767	456,090	399,397
Unsecured senior notes	144,000	111,065	144,000	145,310
Credit Facility	252,000	237,898	111,000	110,166

For the year ended December 31, 2008, the Company added an additional 250 basis points to the credit spread used to determine the fair value of its secured debt, unsecured senior notes and the Credit Facility, due to the current liquidity crisis and economic environment and the resultant tightening of credit in the credit markets.

18.    Significant Lease Termination Fees

2008 Lease Terminations

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

During the year ended December 31, 2008, the Company also recognized approximately $2.7 million of non-cash rental revenue, which was primarily due to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the Favrille lease. At December 31, 2008, there was a $16.6 million unamortized balance included in buildings and improvements on the Company’s consolidated balance sheet related to the tenant improvements that remain in the two buildings previously leased to Favrille. The Company believes that these tenant improvements will have value to future tenants.

In July 2008, the Company entered into agreements with Intuit Inc. (“Intuit”), the Company’s largest tenant at December 31, 2008 based on annual base rental revenues, to early terminate one of its leases in 2008 and to extend another of its leases by one year to August 2010. The lease that was terminated encompassed approximately 90,000 rentable square feet of office space and was scheduled to expire in July 2014. Intuit had the option to early terminate this lease in 2010. Intuit vacated approximately 95% of the premises in the third quarter of 2008 and is expected to vacate the remaining premises during the first quarter of 2009. The lease that

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was extended encompasses approximately 71,000 rentable square feet of office space and was scheduled to expire in August 2009. In connection with the lease with Intuit that was terminated, the Company recognized a net lease termination fee of approximately $5.0 million during the year ended December 31, 2008, which is included in other property income. The Company will recognize approximately $0.1 million of additional other property income during the first quarter of 2009, as Intuit will continue to occupy 5% of the space under the short-term lease.

2006 Lease Terminations

In May 2006, the Company recognized $9.8 million of other property income resulting from the early termination of a lease with Qwest Communications International Inc. (“Qwest”) at an industrial property in Irvine, California, which encompassed approximately 244,800 rentable square feet. Of the $9.8 million recognized, $7.5 million represented the net lease termination fee, which was comprised of $9.0 million received in cash offset by a write-off of a $1.5 million deferred receivable balance associated with the lease. The remaining $2.3 million represented a non-cash gain on the lease termination related to Qwest’s obligation to replace the property’s roof, in accordance with the original lease and the lease termination agreement. The Company recorded the $2.3 million cost of the roof paid by Qwest as a capital asset and recognized the associated gain in other property income. In September 2006, the Company sold this property and therefore reclassified all income associated with the property to discontinued operations for all periods presented (see Note 20).

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position as of and for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Office Properties:
Operating revenues(1)	$256,066	$227,811	$208,410
Property and related expenses	70,099	59,236	54,278

Net operating income, as defined	185,967	168,575	154,132

Industrial Properties:
Operating revenues(1)	33,902	30,661	33,131
Property and related expenses	6,552	5,664	5,898

Net operating income, as defined	27,350	24,997	27,233

Total Reportable Segments:
Operating revenues(1)	289,968	258,472	241,541
Property and related expenses	76,651	64,900	60,176

Net operating income, as defined	213,317	193,572	181,365

Reconciliation to Consolidated Net Income Available for Common Stockholders:
Total net operating income, as defined, for reportable segments	213,317	193,572	181,365
Unallocated other (loss) income:
Interest and other investment (loss) income	(93)	1,606	1,826
Other unallocated expenses:
General and administrative expenses	38,260	36,580	22,800
Interest expense	40,366	37,502	43,541
Depreciation and amortization	83,275	72,815	68,830

Income from continuing operations before minority interests	51,323	48,281	48,020
Minority interests attributable to continuing operations	(7,736)	(7,717)	(8,102)
Income from discontinued operations	534	73,258	41,946

Net income	44,121	113,822	81,864
Preferred dividends	(9,608)	(9,608)	(9,608)

Net income available for common stockholders	$34,513	$104,214	$72,256

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2008	2007
	(in thousands)
Assets:
Office Properties:
Land, buildings and improvements, net	$1,535,907	$1,421,156
Undeveloped land and construction in progress	246,865	324,077
Total assets(1)	1,900,414	1,863,978

Industrial Properties:
Land, buildings and improvements, net	156,472	159,391
Total assets(1)	165,266	167,238

Total Reportable Segments:
Land, buildings and improvements, net	1,692,379	1,580,547
Undeveloped land and construction in progress	246,865	324,077
Total assets(1)	2,065,680	2,031,216

Reconciliation to Consolidated Assets:
Total assets for reportable segments	2,065,680	2,031,216
Other unallocated assets:
Cash and cash equivalents	9,553	11,732
Restricted cash	672	546
Marketable securities	1,888	707
Note receivable	10,824	10,970
Deferred financing costs, net	6,131	8,492
Prepaid expenses and other assets, net	4,835	5,057

Total consolidated assets	$2,099,583	$2,068,720

(1)	Includes land, buildings and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable and deferred leasing costs and acquisition-related intangible assets, all shown on a net basis.

	December 31,
	2008	2007
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment properties and undeveloped land	$74,574	$205,661
Acquisition of redevelopment property and undeveloped land	—	157,005
Capital expenditures and tenant improvements	25,160	26,943

Industrial Properties:
Capital expenditures and tenant improvements	3,723	1,305

Total Reportable Segments:
Expenditures for development and redevelopment properties and undeveloped land	74,574	205,661
Acquisition of redevelopment property and undeveloped land	—	157,005
Capital expenditures and tenant improvements	28,883	28,248

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the years ended December 31, 2008, 2007 and 2006 (see Note 4 for further information regarding dispositions):

	Year Ended December 31,
	2008		2007	2006
	(in thousands)
REVENUES:
Rental income	$		$7,720	$10,793
Tenant reimbursements			2,289	2,198
Other property income(1)		199	303	9,797

Total revenues		199	10,312	22,788

EXPENSES:
Property expenses			3,394	3,880
Real estate taxes(2)		(135)	942	972
Provision for bad debts				17
Ground leases			452	433
Interest expense(3)				90
Depreciation and amortization			1,733	3,233

Total expenses		(135)	6,521	8,625

Income from discontinued operations before net gain on dispositions of discontinued operations and minority interest		334	3,791	14,163
Net gain on dispositions of discontinued operations(4)(5)		234	74,505	31,259
Minority interest in earnings of Operating Partnership attributable to discontinued operations		(34)	(5,038)	(3,476)

Total income from discontinued operations		$534	$73,258	$41,946

(1)	Other property income for the year ended December 31, 2008 represents the receipt of a cash bankruptcy settlement payment related to a tenant receivable for a property that was sold in 2005.

(2)	Real estate taxes for the year ended December 31, 2008 represents the reversal of an accrual for property taxes for a property that was sold in 2005.

(3)	In connection with the disposition of the building sold in March 2006, the Company repaid approximately $1.3 million in principal of a mortgage loan secured by the property. The related interest was allocated to discontinued operations for the year ended December 31, 2006.

(4)	During the year ended December 31, 2008, the Company recognized an additional $0.2 million net gain on the December 2007 disposition of Kilroy Airport Center Sea-Tac in connection with the resolution of a gain contingency related to the completion of certain capital improvements.

(5)	Net gain on dispositions of discontinued operations for the year ended December 31, 2007 includes a $4.8 million payment received to terminate a profit participation agreement that was entered into in connection with a 2005 property disposition.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes total income from discontinued operations by the Company’s reportable segments:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Reportable Segments:
Office Properties	$407	$67,832	$3,609
Industrial Properties	127	5,426	38,337

Total income from discontinued operations	$534	$73,258	$41,946

21.	Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$43,587	$40,564	$39,918
Preferred dividends	(9,608)	(9,608)	(9,608)

Income from continuing operations available for common stockholders	33,979	30,956	30,310
Discontinued operations	534	73,258	41,946

Net income available for common stockholders—numerator for basic and diluted earnings per share	$34,513	$104,214	$72,256

Denominator:
Basic weighted average shares outstanding	32,466,591	32,379,997	31,244,062
Effect of dilutive securities—nonvested shares of common stock, RSUs and stock options	203,406	146,726	145,937

Diluted weighted average shares and common share equivalents outstanding	32,669,997	32,526,723	31,389,999

Basic earnings per share:
Income from continuing operations available for common stockholders	$1.05	$0.96	$0.97
Discontinued operations	0.01	2.26	1.34

Net income available for common stockholders	$1.06	$3.22	$2.31

Diluted earnings per share:
Income from continuing operations available for common stockholders	$1.04	$0.95	$0.96
Discontinued operations	0.02	2.25	1.34

Net income available for common stockholders	$1.06	$3.20	$2.30

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were not included in the earnings per share calculation as their effect was antidilutive to the income from continuing operations available for common stockholders for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Nonvested shares	111,777	45,848	—
RSUs	7,468	—	—

In addition, at December 31, 2008 and 2007, the effect of the assumed conversion of the Notes was not included in the earnings per share calculation as their effect was antidilutive to the income from continuing operations available for common stockholders.

22.	Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2008, 2007 and 2006 as follows:

Dividends	2008	2007	2006
Dividends declared per common share	$2.320	$2.220	$2.120
Less: Dividends declared in the current year and paid in the following year	(0.580)	(0.555)	(0.530)
Add: Dividends declared in the prior year and paid in the current year	0.555	0.530	0.510

Dividends paid per common share	$2.295	$2.195	$2.100

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2008, 2007 and 2006 as identified in the table above, was as follows:

Common Shares	2008		2007		2006
Ordinary income	$1.645	71.70%	$1.044	47.56%	$0.462	21.99%
Return of capital	0.650	28.30	1.054	48.02	1.635	77.87
Capital gains(1)			0.097	4.42	0.003	0.14

	$2.295	100.00%	$2.195	100.00%	$2.100	100.00%

(1)	2006 and 2007 capital gains are comprised entirely of 15% rate gains.

The income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2008, 2007, and 2006 was as follows:

Preferred Shares	2008		2007		2006
Ordinary income	$1.950	100.00%	$1.786	91.57%	$1.938	99.40%
Capital gains			0.164	8.43	0.012	0.60

	$1.950	100.00%	$1.950	100.00%	$1.950	100.00%

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2008, 2007, and 2006 was as follows:

Preferred Shares	2008		2007		2006
Ordinary income	$1.875	100.00%	$1.717	91.57%	$1.864	99.40%
Capital gains			0.158	8.43	0.011	0.60

	$1.875	100.00%	$1.875	100.00%	$1.875	100.00%

23.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2008 and 2007 was as follows:

	2008 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$70,802	$69,629	$77,100	$72,437
Net Operating Income from continuing operations(2)	52,985	49,309	58,009	53,014
Income from continuing operations	12,266	7,577	15,578	8,166
Discontinued operations	0	406	0	128
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	9,864	5,581	13,176	5,892
Net income per common share—basic	0.30	0.17	0.41	0.18
Net income per common share—diluted	0.30	0.17	0.40	0.18

	2007 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$61,433	$62,181	$65,117	$69,741
Net Operating Income from continuing operations(2)	46,683	46,544	48,166	52,174
Income from continuing operations	9,840	10,077	10,455	10,187
Discontinued operations	9,040	5,415	975	57,827
Preferred dividends	(2,402)	(2,402)	(2,402)	(2,402)
Net income available for common stockholders	16,478	13,090	9,028	65,612
Net income per common share—basic	0.51	0.40	0.28	2.02
Net income per common share—diluted	0.51	0.40	0.28	2.01

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 19 for definition of Net Operating Income.

The quarterly financial information may not equal the amounts reported on the Company’s quarterly reports on Form 10-Q due to reclassification of revenues and expenses to discontinued operations, in accordance with SFAS 144 (see Note 20).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Subsequent Events

On January 16, 2009, aggregate distributions of $20.2 million were paid to common stockholders and common unitholders of record on December 31, 2008.

On January 23, 2009, the Executive Compensation Committee granted an aggregate of 527,099 nonvested RSUs and 51,040 shares of the Company’s common stock to the Executive Officers under the 2008 Annual Long-Term Incentive Program and the DPP, respectively (see Note 13).

On January 23, 2009, the Executive Compensation Committee granted an aggregate of 42,874 nonvested RSUs to certain key employees for the 2008 performance period (see Note 13).

In January 2009, the Executive Compensation Committee approved the 2009 Annual Bonus Program for the Executive Officers (see Note 13).

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Rental Revenue	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2008—Allowance for uncollectible tenant receivables	$3,437	$675	$(132)	$3,980
Year ended December 31, 2007—Allowance for uncollectible tenant receivables	$3,281	$173	$(17)	$3,437
Year ended December 31, 2006—Allowance for uncollectible tenant receivables	$2,875	$520	$(114)	$3,281
Allowance for Unbilled Deferred Rent
Year ended December 31, 2008—Allowance for deferred rent	$8,034	$3,376	$(4,071)	$7,339
Year ended December 31, 2007—Allowance for deferred rent	$7,950	$300	$(216)	$8,034
Year ended December 31, 2006—Allowance for deferred rent	$7,920	$241	$(211)	$7,950

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
Office Properties:
23925 Park Sorrento Calabasas, California	$18,726	(5)	$50	$2,346	$271	$50	$2,617	$2,667	$921	35	2001	(C)	11,789
23975 Park Sorrento Calabasas, California		(5)	765	17,720	3,586	765	21,307	22,072	7,619	35	2001	(C)	100,592
24025 Park Sorrento Calabasas, California		(5)	845	15,896	2,529	845	18,425	19,270	6,952	35	2000	(C)	102,264
26541 Agoura Road Calabasas, California			1,979	9,630	4,756	1,979	14,386	16,365	6,520	35	1997	(A)	91,327
2240 E. Imperial, El Segundo, California			1,044	11,763	22,376	1,044	34,139	35,183	12,378	35	1983	(C)	122,870
2250 E. Imperial, El Segundo, California			2,579	29,062	19,434	2,579	48,496	51,075	33,337	35	1983	(C)	293,261
2260 E. Imperial, El Segundo, California			2,518	28,370	(5,836)	2,518	22,534	25,052	15,255	35	1983	(C)	286,151
909 Sepulveda Blvd El Segundo, California			3,577	34,042	36,644	3,577	70,686	74,263	9,534	35	2003/2004	(C)	241,607
999 Sepulveda Blvd El Segundo, California			1,407	34,326	8,936	1,407	43,262	44,669	7,559	35	2003/2004	(C)	127,901
3750 Kilroy Airport Way Long Beach, California				1,941	10,154		12,095	12,095	7,087	35	1989	(C)	10,457
3760 Kilroy Airport Way Long Beach, California				17,467	7,540		25,007	25,007	15,128	35	1989	(C)	165,278
3780 Kilroy Airport Way Long Beach, California				22,319	11,462		33,781	33,781	23,988	35	1989	(C)	219,745
3800 Kilroy Airport Way Long Beach, California				19,408	14,728		34,136	34,136	12,452	35	1999/2000	(C)	192,476
3840 Kilroy Airport Way Long Beach, California				13,586	8,663		22,249	22,249	10,171	35	1999/2000	(C)	136,026
3880 Kilroy Airport Way Long Beach, California				9,704	1,084		10,788	10,788	3,674	35	1997	(A)	98,243
3900 Kilroy Airport Way, Long Beach, California				12,615	4,896		17,511	17,511	7,450	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV(4) Long Beach, California					2,088		2,088	2,088	2,058	35
12100 W. Olympic Blvd. Los Angeles, California			352	45,611	12,257	9,633	48,587	58,220	9,076	35	2002	(C)	150,167
12200 W. Olympic Blvd. Los Angeles, California			4,329	35,488	10,342	3,977	46,182	50,159	19,026	35	2000	(C)	150,302
12312 W. Olympic Blvd. Los Angeles, California			3,325	12,202	583	3,399	12,710	16,109	4,335	35	1997	(A)	78,000
1633 26th Street Santa Monica, California			2,080	6,672	1,680	2,040	8,392	10,432	3,826	35	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California	75,475	(6)	5,474	26,087	1,179	5,476	27,264	32,740	8,875	35	1997	(A)	94,844
3130 Wilshire Blvd. Santa Monica, California			8,921	6,579	7,840	9,188	14,152	23,340	6,522	35	1997	(A)	89,017

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement		Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements			Land	Building	Total
	($ in thousands)
501 Santa Monica Blvd. Santa Monica, California		(6)	4,547	12,044	4,738		4,551	16,777	21,328	6,154	35	1998	(A)	73,115
12225 El Camino Real Del Mar, California			1,700	9,633	(773)		1,703	8,858	10,561	2,537	35	1998	(A)	60,840
12235 El Camino Real Del Mar, California			1,507	8,543	4,259		1,510	12,799	14,309	3,928	35	1998	(A)	54,673
12340 El Camino Real Del Mar, California			4,201	13,896	7,063		4,201	20,959	25,160	4,092	35	2002	(C)	87,405
12390 El Camino Real Del Mar, California			3,453	11,981	1,200		3,453	13,181	16,634	5,110	35	2000	(C)	72,332
3579 Valley Centre Dr. Del Mar, California	75,867	(7)(8)	2,167	6,897	3,203		2,858	9,409	12,267	3,508	35	1999	(C)	52,375
3611 Valley Centre Dr. Del Mar, California		(7)	4,184	19,352	10,835		5,259	29,112	34,371	9,313	35	2000	(C)	130,178
3661 Valley Centre Dr. Del Mar, California		(7)	4,038	21,144	5,919		4,725	26,376	31,101	8,601	35	2001	(C)	129,752
3721 Valley Centre Dr. Del Mar, California		(7)	4,297	18,967	5,660		4,254	24,670	28,924	4,520	35	2002	(C)	114,780
3811 Valley Centre Dr. Del Mar, California	31,716	(8)	3,452	16,152	20,052		4,457	35,199	39,656	7,706	35	2000	(C)	112,067
12348 High Bluff Drive Del Mar, California		(7)	1,629	3,096	3,249		1,629	6,345	7,974	3,124	35	1999	(C)	38,710
12400 High Bluff Drive Del Mar, California			15,167	40,497	6,025		15,167	46,522	61,689	8,170	35	2003	(C)	208,464
6200 Greenwich Drive Governor Park, California	2,904	(9)	1,583	5,235	2,706		1,699	7,824	9,523	4,217	35	1997	(A)	71,000
6220 Greenwich Drive Governor Park, California		(9)	3,213	10,628	5,912		3,449	16,304	19,753	5,077	35	1997	(A)	141,214
15051 Avenue of Science I-15 Corridor, California			2,888	5,780	5,508		2,888	11,288	14,176	3,343	35	2001	(C)	70,617
15073 Avenue of Science I-15 Corridor, California			2,070	5,728	1,470		2,070	7,198	9,268	2,922	35	2001	(C)	46,759
15231 Avenue of Science I-15 Corridor, California			2,233	8,830	1,685		2,233	10,515	12,748	1,031	35	2005	(C)	65,638
15253 Avenue of Science I-15 Corridor, California			1,548	6,423	997		1,548	7,421	8,969	717	35	2005	(C)	37,437
15333 Avenue of Science I-15 Corridor, California			2,371	16,500	1,106		2,371	17,606	19,977	1,194	35	2006	(C)	78,880
15378 Avenue of Science I-15 Corridor, California			3,565	3,796	1,871		3,565	5,667	9,232	2,219	35	1998	(A)	68,910
15004 Innovation Drive I-15 Corridor, California			1,858		61,945		1,858	61,945	63,803	730	35	2008	(C)	146,156
15435 Innovation Drive I-15 Corridor, California			2,143	6,311		(7)	2,046	6,401	8,447	3,482	35	2000	(C)	51,500
15445 Innovation Drive I-15 Corridor, California			2,143	6,311	237		2,046	6,645	8,691	3,483	35	2000	(C)	51,500
13280 Evening Creek Drive South I-15 Corridor, California			3,701	8,398	1,055		3,701	9,453	13,154	250	35	2007	(A)	42,971

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
13290 Evening Creek Drive South I-15 Corridor, California			5,229	11,871	1,282	5,229	13,153	18,382	70	35	2007	(A)	61,176
13480 Evening Creek Drive North I-15 Corridor, California			7,997		46,599	7,997	46,599	54,596	473	35	2007	(A)	147,533
13500 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	5,104	7,580	41,007	48,587	5,638	35	2004	(A)	140,915
13520 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	5,505	7,580	41,408	48,988	5,601	35	2004	(A)	140,915
7525 Torrey Santa Fe 56 Corridor, California			2,348	28,035	3,762	2,348	31,796	34,144	1,762	35	2007	(C)	103,979
7535 Torrey Santa Fe 56 Corridor, California			2,950	33,808	5,633	2,950	39,441	42,391	2,141	35	2007	(C)	130,243
7545 Torrey Santa Fe 56 Corridor, California			2,950	33,708	7,752	2,950	41,460	44,410	2,289	35	2007	(C)	130,354
7555 Torrey Santa Fe 56 Corridor, California			2,287	24,916	3,411	2,287	28,327	30,614	1,520	35	2007	(C)	101,236
10020 Pacific Mesa Sorrento Mesa, California			8,007	52,189	15,845	8,007	68,034	76,041	3,750	35	2007	(C)	318,000
4910 Directors Place Sorrento Mesa, California			2,240	13,039		2,240	13,039	15,279		35	2008	(C)		(12)
4921 Directors Place Sorrento Mesa, California			3,792	11,091	1,545	3,792	12,637	16,429	30	35	2002	(C)	55,500
4939 Directors Place Sorrento Mesa, California			2,225	12,698	4,359	2,198	17,085	19,283	4,418	35	2002	(C)	60,662
4955 Directors Place Sorrento Mesa, California			2,521	14,122	4,414	3,179	17,878	21,057	6,791	35	2002	(C)	76,246
5005 Wateridge Vista Dr Sorrento Mesa, California			2,558	5,694	(8,252)					35	1999	(C)	61,460
5010 Wateridge Vista Dr Sorrento Mesa, California			4,548	10,122	13,226	9,334	18,562	27,896	7,041	35	1999	(C)	111,318
10243 Genetic Center Dr Sorrento Mesa, California			4,632	19,549	(33)	4,632	19,516	24,148	5,289	35	2001	(C)	102,875
10390 Pacific Center Ct Sorrento Mesa, California			3,267	5,779	7,501	3,267	13,280	16,547	2,742	35	2001	(C)	68,400
6055 Lusk Avenue Sorrento Mesa, California			3,935	8,008	4,929	3,942	12,930	16,872	3,272	35	1997	(A)	93,000
6260 Sequence Drive Sorrento Mesa, California			3,206	9,803	1,016	3,212	10,814	14,026	3,512	35	1997	(A)	130,536
6290 Sequence Drive Sorrento Mesa, California			2,403	7,349	4,037	2,407	11,382	13,789	2,834	35	1997	(A)	90,000
6310 Sequence Drive Sorrento Mesa, California		(6)	2,941	4,946	(8)	2,941	4,939	7,880	2,049	35	1997	(A)	62,415
6340 Sequence Drive Sorrento Mesa, California		(6)	2,434	7,302	9,938	2,437	17,236	19,673	4,993	35	1998	(A)	66,400

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
6350 Sequence Drive Sorrento Mesa, California		(6)	4,941	14,824	(5,300)	4,949	9,516	14,465	4,313	35	1998	(A)	132,600
10394 Pacific Center Ct Sorrento Mesa, California		(6)	2,696	7,134	(1,453)	1,671	6,706	8,377	1,968	35	1998	(A)	59,630
10398 Pacific Center Ct. Sorrento Mesa, California		(6)	1,947	5,152	(521)	1,222	5,357	6,579	1,672	35	1998	(A)	43,645
10421 Pacific Center Ct. Sorrento Mesa, California		(6)	2,926	7,979	19,048	2,926	27,027	29,953	5,891	35	1998	(A)	79,871
10445 Pacific Center Ct. Sorrento Mesa, California		(6)	2,247	5,945	(31)	1,810	6,351	8,161	1,586	35	1998	(A)	48,709
10455 Pacific Center Ct. Sorrento Mesa, California		(6)	4,044	10,701	(2,441)	3,780	8,525	12,305	2,613	35	1998	(A)	90,000
10350 Barnes Canyon Sorrento Mesa, California		(6)	1,648	4,360	1,576	1,459	6,124	7,583	3,099	35	1998	(A)	38,018
10120 Pacific Heights Dr Sorrento Mesa, California		(6)	2,397	6,341	(75)	2,111	6,552	8,663	3,010	35	1998	(A)	52,540
5717 Pacific Center Sorrento Mesa, California			2,693	6,280	4,220	2,693	10,500	13,193	1,517	35	2001	(C)	67,995
4690 Executive Drive UTC, California			1,623	7,926	1,788	1,623	9,713	11,336	3,374	35	1999	(A)	47,636
9455 Towne Center Dr. UTC, California				3,936	3,421	3,118	4,239	7,357	1,528	35	1998	(A)	45,195
9785 Towne Center Dr. UTC, California			2,722	9,932	(1,076)	2,329	9,249	11,578	2,577	35	1999	(A)	75,534
9791 Towne Center Dr. UTC, California			1,814	6,622	1,121	2,217	7,341	9,558	2,045	35	1999	(A)	50,466
4175 E. La Palma Ave Anaheim, California			1,518	2,612	2,415	1,518	5,027	6,545	2,310	35	1997	(A)	43,263
8101 Kaiser Blvd Anaheim, California			2,369	6,180	1,517	2,377	7,689	10,066	2,845	35	1997	(A)	59,790
601 Valencia Avenue Brea, California			3,518	2,900	768	3,519	3,668	7,187	1,218	35	1997	(A)	60,891
603 Valencia Avenue Brea, California			2,706	3,904	331	2,706	4,235	6,941	688	35	2005	(A)	45,900
111 Pacifica Irvine, California		(6)	5,165	4,653	2,369	5,166	7,021	12,187	3,397	35	1997	(A)	67,496
5151 Camino Ruiz Camarillo, California			3,151	13,797	3,785	3,150	17,582	20,732	5,965	35	1997	(A)	187,861
5153 Camino Ruiz Camarillo, California			675	2,957	918	675	3,875	4,550	1,731	35	1997	(A)	38,655
5155 Camino Ruiz Camarillo, California			675	2,957	1,062	675	4,019	4,694	1,782	35	1997	(A)	38,856

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

	Initial Cost					Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances			Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
2829 Townsgate Road Thousand Oaks, California				5,248	8,001	3,752	5,248	11,754	17,002	4,609	35	1997	(A)	81,067

TOTAL OFFICE PROPERTIES		204,688		$263,258	$1,209,904	$517,868	$279,169	$1,711,861	$1,991,030	$455,124				8,650,126

Industrial Properties:
2031 E. Mariposa Ave. El Segundo, California	$			$132	$867	$3,138	$132	$4,005	$4,137	$3,592	35	1954	(C)	192,053
1000 E. Ball Road Anaheim, California				838	1,984	1,264	838	3,248	4,086	2,969	35	1956	(C)/1974(A)	100,000
1230 S. Lewis Rd. Anaheim, California				395	1,489	2,488	395	3,977	4,372	3,275	35	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California		35,500	(10)	2,098	4,158	504	2,098	4,663	6,761	1,649	35	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California		72,792	(11)	3,669	4,341	746	3,669	5,087	8,756	1,613	35	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California			(11)	3,335	3,727	233	3,335	3,959	7,295	1,335	35	1997	(A)	144,000
3250 E. Carpenter Ave Anaheim, California			(10)			2,556		2,556	2,556	942	35	1998	(C)	41,225
3340 E. La Palma Ave Anaheim, California			(10)	67	1,521	5,005	67	6,527	6,594	5,444	35	1966	(C)	153,320
3355 E. La Palma Ave Anaheim, California			(11)	1,704	3,235	2,669	1,982	5,626	7,608	2,802	35	2000	(C)	98,200
4123 E. La Palma Ave Anaheim, California				1,690	2,604	2,952	1,690	5,555	7,245	2,304	35	1997	(A)	70,863
4155 E. La Palma Ave Anaheim, California				1,148	2,681	1,074	1,148	3,755	4,903	1,474	35	1997	(A)	74,618
5115 E. La Palma Ave Anaheim, California			(11)	2,462	6,675	4,764	2,464	11,438	13,902	4,100	35	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California			(11)	1,728	3,555	940	1,728	4,495	6,223	1,675	35	1997	(A)	110,487
1145 N. Ocean Blvd Anaheim, California			(11)	1,171	2,224	639	1,303	2,732	4,035	1,128	35	2000	(C)	65,447
1201 N. Miller Street Anaheim, California			(11)	3,620	6,875	(2,643)	2,145	5,708	7,853	2,911	35	2000	(C)	119,612

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances		Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
1211 N. Miller Street Anaheim, California		(11)	2,130	4,044	4,001	3,234	6,941	10,175	2,373	35	2000	(C)	200,646
1231 N. Miller Street Anaheim, California		(11)	2,023	3,842	791	1,984	4,671	6,655	1,685	35	2000	(C)	113,242
660 N. Puente Brea, California		(10)	227	2,507	373	247	2,861	3,107	950	35	1997	(A)	51,567
950 W. Central Brea, California		(10)	101	1,114	602	111	1,707	1,818	569	35	1997	(A)	24,000
1050 W. Central Brea, California		(10)	139	1,532	289	117	1,844	1,961	638	35	1997	(A)	30,000
1150 W. Central Brea, California		(10)	139	1,532	108	132	1,647	1,779	604	35	1997	(A)	30,000
895 Beacon Street Brea, California		(10)	253	2,785	102	224	2,916	3,140	1,008	35	1997	(A)	54,795
955 Beacon Street Brea, California		(10)	177	1,950	92	172	2,046	2,218	698	35	1997	(A)	37,916
Industrial Properties:
1125 Beacon Street Brea, California		(10)	227	2,507	411	261	2,884	3,145	889	35	1997	(A)	49,178
925 Lambert Road Brea, California		(11)	1,829	3,861	1,158	1,831	5,017	6,848	2,060	35	2000	(C)	80,000
1075 Lambert Road Brea, California		(11)	1,497	3,159	939	1,495	4,100	5,595	1,746	35	2000	(C)	98,811
1675 MacArthur Costa Mesa, California		(11)	2,076	2,114	346	2,076	2,459	4,535	816	35	1997	(A)	50,842
25902 Towne Center Drive Foothill Ranch, California		(11)	3,334	8,243	6,104	4,949	12,733	17,682	5,673	35	1998	(C)	309,685
12681/12691 Pala Drive Garden Grove, California			471	2,115	2,903	471	5,018	5,489	4,852	35	1980	(A)	84,700
7421 Orangewood Ave Garden Grove, California			612	3,967	1,726	612	5,693	6,305	2,005	35	1997	(A)	82,602
7091 Belgrave Garden Grove, California			486	3,092	300	505	3,373	3,878	1,225	35	1997	(A)	70,000
12271 Industry Garden Grove, California			131	833	(292)	125	546	671	189	35	1997	(A)	20,000
12311 Industry Garden Grove, California			168	1,070	(347)	135	757	892	263	35	1997	(A)	25,000
12400 Industry Street Garden Grove, California			943	2,110	187	943	2,297	3,240	854	35	1997	(A)	64,200
7261 Lampson Garden Grove, California			318	2,022	(426)	429	1,484	1,913	452	35	1997	(A)	47,092
12472 Edison Garden Grove, California			374	2,379	677	318	3,111	3,429	1,001	35	1997	(A)	55,576
12442 Knott Garden Grove, California			392	2,498	1,969	356	4,503	4,859	1,562	35	1997	(A)	58,303
2055 S.E. Main Street Irvine, California			772	2,343	424	772	2,766	3,538	922	35	1997	(A)	47,583
1951 E. Carnegie Avenue Santa Ana, California		(10)	1,830	3,630	1,506	1,844	5,122	6,966	2,042	35	1997	(A)	100,000
2525 Pullman Santa Ana, California			4,283	3,276	1,646	4,283	4,922	9,205	1,383	35	2002	(A)	103,380
14831 Franklin Avenue Tustin, California			1,112	1,065	327	1,113	1,391	2,504	640	35	1997	(A)	36,256

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

	Initial Cost			Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Depreciation Life(1)	Date of Acquisition(A)/ Construction(C)(2)		Rentable Square Feet(3)
Property Location	Encumbrances	Land	Buildings and Improvements		Land	Building	Total
	($ in thousands)
2911 Dow Avenue Tustin, California		1,124	2,408	674	1,124	3,082	4,206	948	35	1998	(A)	51,410
17150 Von Karman Irvine, California		4,848	7,342	(151)	4,848	7,191	12,039	2,385	35	1997	(A)	(13)

TOTAL INDUSTRIAL PROPERTIES	108,292	$56,073	$125,276	$52,769	$57,705	$176,413	$234,118	$77,645				3,718,663

Undeveloped land and construction in progress		196,372		50,493	196,372	50,493	246,865

TOTAL ALL PROPERTIES	312,980	$515,703	$1,335,180	$621,130	$533,246	$1,938,767	$2,472,013	$532,769				12,368,789

(1)	The cost of buildings and improvements are depreciated using the straight-line method of accounting over estimated useful lives generally ranging from 25 to 35 years for buildings and improvements, and the shorter of the lease term or useful life, generally ranging from one to 20 years, for tenant improvements.

(2)	Represents date of construction or acquisition by the Company, or the Company’s Predecessor, the Kilroy Group.

(3)	Includes square footage from the Company’s stabilized portfolio.

(4)	These costs represent infrastructure costs incurred in 1989.

(5)	These properties secure a $18.7 million mortgage note.

(6)	These properties secure a $75.5 million mortgage note.

(7)	These properties secure a $75.9 million mortgage note.

(8)	These properties secure a $31.7 million mortgage note.

(9)	These properties secure a $2.9 million mortgage note.

(10)	These properties secure a $35.5 million line of credit.

(11)	These properties secure a $72.8 million mortgage note.

(12)	The Company is in the lease-up phase of this property, and therefore the property is excluded from the stabilized portfolio. The property encompasses approximately 51,000 square feet.

(13)	The Company is in the process of re-entitling this property for residential use, and therefore the property is excluded from the stabilized portfolio. The property encompasses approximately 157,000 square feet.

The aggregate gross cost of property included above for federal income tax purposes, approximated $2.0 billion as of December 31, 2008.

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2008

The following table reconciles the historical cost of total real estate held for investment, from January 1, 2006 to December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Total real estate held for investment, beginning of year	$2,368,556	$2,040,761	$1,953,971
Additions during period:
Other acquisitions	—	157,005	—
Improvements, etc.	103,457	223,878	128,229

Total additions during period	103,457	380,883	128,229
Deductions during period:
Cost of real estate sold	—	(53,088)	(41,439)

Total deductions during period	—	(53,088)	(41,439)

Total real estate held for investment, end of year	$2,472,013	$2,368,556	$2,040,761

The following table reconciles the accumulated depreciation from January 1, 2006 to December 31, 2008:
	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Accumulated depreciation, beginning of year	$463,932	$443,807	$416,597
Additions during period:
Depreciation of real estate	68,837	61,143	59,038

Total additions during period	68,837	61,143	59,038
Deductions during period:
Write-offs due to sale	—	(41,018)	(12,632)
Other(1)	—	—	(19,196)

Total deductions during period	—	(41,018)	(31,828)

Accumulated depreciation, end of year	$532,769	$463,932	$443,807

(1)	Related to redevelopment buildings transferred to construction in progress during the year ended December 31, 2006.

EXHIBIT INDEX

Exhibit Number	Description

3(i).1	Articles of Amendment and Restatement of the Registrant(1)

3(i).2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3(i).3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3(i).4	Articles Supplementary of the Registrant designating 780,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(4)

3(i).5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(5)

3(i).6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3(i).7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock(7)

3(i).8	Articles Supplementary of the Registrant redesignating and reclassifying 400,000 shares of Series B Junior Participating Preferred Stock as Preferred Stock(39)

3(i).9	Articles Supplementary of the Registrant redesignating and reclassifying 900,000 shares of 9 1/4% Series D Cumulative Redeemable Preferred Stock as Preferred Stock(39)

3(ii).1	Second Amended and Restated Bylaws of the Registrant(36)

4.1	Form of Certificate for Common Stock of the Registrant(1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

4.3	Registration Rights Agreement dated February 6, 1998(8)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004(2)

4.5	Registration Rights Agreement dated as of October 31, 1997(9)

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C(10)

4.7	Registration Rights Agreement dated as of October 6, 2000(11)

4.8

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.9

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement(12)

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010(12)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014(12)

Exhibit Number	Description

4.12†	Kilroy Realty 2006 Incentive Award Plan(29)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan(31)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan(35)

4.15†	Form of Restricted Stock Award Agreement(30)

4.16

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(33)

4.17	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc.(33)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004(2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004(13)

10.3	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008(39)

10.4	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein(1)

10.5	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein(1)

10.6	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

10.7†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)

10.8	Form of Indemnity Agreement of the Registrant and Kilroy Realty, L.P. with certain officers and directors(1)

10.9	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I (14)

10.10	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(14)

10.11	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III (15)

10.12

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(15)

10.13	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II (15)

10.14	First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(15)

10.15	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(15)

10.16	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(15)

Exhibit Number	Description

10.17	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(15)

10.18	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(15)

10.19	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(15)

10.20	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(16)

10.21	Form of Environmental Indemnity Agreement(16)

10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(17)

10.23	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(17)

10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.26	License Agreement by and among the Registrant and the other persons named therein(17)

10.27	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(18)

10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P.(18)

10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates(19)

10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(19)

10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(20)

10.32

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P.(20)

10.33

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(20)

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(19)

10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(19)

10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P.(19)

10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners (21)

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997(21)

10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997(21)

Exhibit Number	Description

10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997(21)

10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997(21)

10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997(21)

10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997(21)

10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997(21)

10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997(21)

10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997(21)

10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(22)

10.48

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(23)

10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997(24)

10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002(25)

10.51	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America(26)

10.52	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004(27)

10.53	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004(27)

10.54	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006(28)

10.55†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007(32)

10.56†*	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008

10.57†*	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2008

10.58†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007(32)

10.59†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2008

10.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007(32)

Exhibit Number	Description

10.61†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2008

10.62	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(33)

10.63	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(33)

10.64	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(33)

10.65	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(34)

10.66	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(34)

10.67	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(34)

10.68†	Kilroy Realty Corporation 2007 Deferred Compensation Plan(37)

10.69†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007(37)

10.70†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of December 31, 2008

10.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007(37)

10.72†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2008

10.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007(37)

10.74†*	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2008

10.75†	Kilroy Realty Corporation Stock Award Deferral Program(38)

10.76	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center(14)

10.77	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(14)

10.78	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(14)

10.79	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee(14)

10.80	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center(14)

10.81	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee(14)

Exhibit Number	Description

10.82	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee(14)

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).

(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).

(6)	Previously filed an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.

(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(9)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(11)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(12)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(14)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(15)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(16)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(17)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(19)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(20)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(23)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(24)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(25)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(26)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(27)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.

(28)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(29)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(30)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(31)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.

(32)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(33)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(34)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

(35)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(36)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(37)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(38)	Previously filed as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

(39)	Previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 2008.