Form 10-Q
period 2009-03-31
KILROY REALTY CORP
filed 2009-05-06
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 6, 2009, 33,081,304 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2009

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$336,874	$336,874
Buildings and improvements	1,896,972	1,889,833
Undeveloped land and construction in progress	251,581	248,889

Total real estate held for investment	2,485,427	2,475,596
Accumulated depreciation and amortization	(550,868)	(532,769)

Total real estate assets, net	1,934,559	1,942,827

CASH AND CASH EQUIVALENTS	16,256	9,553
RESTRICTED CASH	728	672
MARKETABLE SECURITIES (Note 6)	2,392	1,888
CURRENT RECEIVABLES, NET	3,915	5,753
DEFERRED RENT RECEIVABLES, NET	68,693	67,144
NOTES RECEIVABLE	10,789	10,824
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	52,151	53,539
DEFERRED FINANCING COSTS, NET	5,281	5,883
PREPAID EXPENSES AND OTHER ASSETS, NET	8,734	4,835

TOTAL ASSETS	$2,103,498	$2,102,918

LIABILITIES AND EQUITY
LIABILITIES:
Secured debt (Note 2)	$312,886	$316,456
Exchangeable senior notes, net (Notes 1 and 2)	431,988	429,892
Unsecured senior notes	144,000	144,000
Unsecured line of credit (Note 2)	275,000	252,000
Accounts payable, accrued expenses and other liabilities	41,506	55,066
Accrued distributions (Note 10)	21,732	21,421
Deferred revenue and acquisition-related liabilities	74,088	76,219
Rents received in advance and tenant security deposits	19,146	19,340

Total liabilities	1,320,346	1,314,394

COMMITMENTS AND CONTINGENCIES (NOTE 7)

NONCONTROLLING INTEREST (Note 1):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY (Notes 1, 3 and 4):
Stockholders’ Equity:
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 33,050,706 and 33,086,148 shares issued and outstanding, respectively	331	331
Additional paid-in capital (Note 1)	707,421	700,122
Distributions in excess of earnings	(148,982)	(137,052)

Total stockholders’ equity	680,352	684,983
Noncontrolling interest:
Common units of the Operating Partnership	29,162	29,903

Total equity	709,514	714,886

TOTAL LIABILITIES AND EQUITY	$2,103,498	$2,102,918

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Rental income	$63,064	$62,305
Tenant reimbursements	7,653	8,193
Other property income	1,795	304

Total revenues	72,512	70,802

EXPENSES:
Property expenses	12,392	11,488
Real estate taxes	6,140	5,479
Provision for bad debts	1,424	455
Ground leases	397	395
General and administrative expenses	7,053	9,236
Interest expense (Notes 1 and 2)	12,218	10,865
Depreciation and amortization	21,185	19,866

Total expenses	60,809	57,784

OTHER INCOME:
Interest income and other net investment gains (losses)	70	157

NET INCOME	11,773	13,175
Net income attributable to noncontrolling common units of the Operating Partnership	(397)	(591)

NET INCOME ATTRIBUTABLE TO THE COMPANY	11,376	12,584

PREFERRED DIVIDENDS AND DISTRIBUTIONS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)
Preferred dividends	(2,402)	(2,402)

Total preferred dividends and distributions	(3,799)	(3,799)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,577	$8,785

Net income available to common stockholders per share—basic (Notes 1 and 9)	$0.23	$0.27

Net income available to common stockholders per share—diluted (Notes 1 and 9)	$0.23	$0.27

Weighted average common shares outstanding—basic (Notes 1 and 9)	32,827,119	32,456,614

Weighted average common shares outstanding—diluted (Notes 1 and 9)	32,879,438	32,468,740

Dividends declared per common share	$0.580	$0.580

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2007 AS PREVIOUSLY REPORTED	$121,582	32,765,893	$328	$658,894	$(87,512)	$693,292	$38,309	$731,601
Cumulative change from adoption of new accounting principles (Note 1)				36,258	(3,050)	33,208	2,225	35,433

BALANCE AT DECEMBER 31, 2007 AS ADJUSTED	$121,582	32,765,893	328	695,152	(90,562)	726,500	40,534	767,034
Net income					12,584	12,584	591	13,175
Repurchase of common stock		(216,436)	(3)	(10,632)	—	(10,635)		(10,635)
Issuance of share-based compensation awards		182,378	2	2,165		2,167		2,167
Noncash amortization of share-based compensation				2,533		2,533		2,533
Adjustment for noncontrolling interest (Notes 1 and 3)				126		126	(126)	—
Preferred dividends and distributions					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.58 per share/unit)					(18,988)	(18,988)	(1,269)	(20,257)

BALANCE AT MARCH 31, 2008	$121,582	32,731,835	$327	$689,344	$(100,765)	$710,488	$39,730	$750,218

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2008 AS ADJUSTED (NOTE 1)	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					11,376	11,376	397	11,773
Repurchase of common stock (Note 4)		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards (Note 5)		51,040		6,986		6,986		6,986
Noncash amortization of share-based compensation				2,917		2,917		2,917
Adjustment for noncontrolling interest (Notes 1 and 3)				121		121	(121)	—
Preferred dividends and distributions					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.58 per share/unit)					(19,507)	(19,507)	(1,017)	(20,524)

BALANCE AT MARCH 31, 2009	$121,582	33,050,706	$331	$707,421	$(148,982)	$680,352	$29,162	$709,514

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,773	$13,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	20,987	19,671
Increase in provision for uncollectible tenant receivables	27	280
Increase in provision for uncollectible deferred rent receivables	1,397	175
Depreciation of furniture, fixtures and equipment	198	195
Non-cash amortization of share-based compensation awards	2,807	3,490
Non-cash amortization of deferred financing costs and debt discount	2,470	1,955
Non-cash amortization of above/below market rents, net	(149)	(172)
Non-cash amortization of deferred revenue related to tenant improvements	(2,321)	(1,832)
Changes in assets and liabilities:
Marketable securities	(504)	(1,531)
Current receivables	1,811	(113)
Deferred rent receivables	(2,946)	(1,315)
Deferred leasing costs	(137)	(381)
Prepaid expenses and other assets	(4,104)	(2,927)
Accounts payable, accrued expenses and other liabilities	(1,069)	(2,248)
Deferred revenue	(941)	822
Rents received in advance and tenant security deposits	(194)	2,266

Net cash provided by operating activities	29,105	31,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(9,612)	(7,415)
Expenditures for development and redevelopment properties	(5,403)	(19,670)
(Increase) decrease in restricted cash	(56)	535
Receipt of principal payments on note receivable	35	32

Net cash used in investing activities	(15,036)	(26,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured line of credit	35,000	26,000
Repayments on unsecured line of credit	(12,000)	—
Principal payments on secured debt	(3,454)	(3,710)
Repurchase of common stock (Note 4)	(2,725)	(10,635)
Financing costs	(181)	(299)
Dividends and distributions paid to common stockholders and common unitholders	(20,207)	(19,400)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,799)	(3,799)

Net cash used in financing activities	(7,366)	(11,843)

Net decrease in cash and cash equivalents	6,703	(6,851)
Cash and cash equivalents, beginning of period	9,553	11,732

Cash and cash equivalents, end of period	$16,256	$4,881

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,627 and $4,151 at March 31, 2009 and 2008, respectively	$8,344	$7,582

NON-CASH INVESTING TRANSACTIONS:
Tenant improvements funded directly by tenants to third parties	$1,285	$14,574

Accrual for expenditures for operating properties and development and redevelopment properties	$1,882	$5,100

NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$20,522	$20,254

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 5)	$16,730	$9,550

Accrual of public facility bond obligation		$2,781

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of March 31, 2009, the Company’s stabilized portfolio of operating properties was comprised of 92 office buildings (the “Office Properties”) and 42 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.6 million and 3.7 million rentable square feet, respectively. As of March 31, 2009, the Office Properties were approximately 85.4% leased to 285 tenants, and the Industrial Properties were approximately 92.7% leased to 60 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties and one industrial property that the Company is in the process of re-entitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of March 31, 2009, there was one development property in the lease-up phase, which encompasses approximately 51,000 rentable square feet of new medical office space and is located in the San Diego region of Southern California.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 95.0% general partnership interest as of March 31, 2009. The remaining 5.0% common limited partnership interest in the Operating Partnership as of March 31, 2009, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 3). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accounting Pronouncements Adopted January 1, 2009

Pronouncements Affecting the Company’s 3.25% Exchangeable Senior Notes and Related Capped Call Option Transactions

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which impacted the accounting for the Company’s 3.25% Exchangeable Senior Notes (the “Notes”).

FSP APB 14-1 requires the initial proceeds from convertible debt that may be settled in cash, including partial cash settlements, to be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt does not equal the contractual rate of interest on the convertible debt, which is how interest expense was historically reported under previous accounting literature. Interest expense will now be recorded at a rate that reflects the issuer’s conventional debt borrowing rate at the date of issuance. Under this pronouncement, the Company recorded the liability component of the Notes at an initial fair value of $416.2 million, calculated based on the present value of the contractual cash flows discounted at an appropriate comparable market conventional debt borrowing rate at the date of issuance of the Notes. The Company recorded a $38.7 million equity component of the Notes, net of issuance costs, representing the difference between the initial proceeds received and the fair value of the liability component at the issuance date. The difference between the Notes’ principal amount and the fair value will be reported as a discount on the Notes that is accreted using the effective interest method as additional interest expense over the period the Notes are expected to remain outstanding. A portion of this additional interest expense is capitalized to the development and redevelopment balances qualifying for interest capitalization each period in accordance with Statement of Financial Accounting Standards No. 34 “Capitalization of Interest”.

The effect of the adoption of FSP APB 14-1 on the Company’s consolidated balance sheets and consolidated statements of operations for the periods presented is shown in the table under the caption “Impact of New Accounting Pronouncements Adopted January 1, 2009” presented at the end of this section of Note 1. The adoption of FSP APB 14-1 had no impact on the Company’s consolidated cash flows from operating, investing or financing activities. See Note 2 for further information on the Notes.

Effective January 1, 2009, the Company also adopted the provisions of EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). The Company applied EITF 07-5 to the Notes and the related capped call option transactions (the “Capped Calls”) and determined there was no impact to the Company’s consolidated financial statements in connection with the adoption of EITF 07-5.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncement Affecting the Presentation of Noncontrolling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that amounts formerly reported as minority interests in the Company’s consolidated financial statements be reported as noncontrolling interests. In connection with the issuance of SFAS 160, certain revisions were also made to EITF No. Topic D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

With respect to the Company’s issued and outstanding 1,500,000 Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”), upon the adoption of SFAS 160 and the related revisions to EITF D-98, the Series A Preferred Units are presented in the temporary equity section of the consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events. This presentation and measurement is consistent with previous-period reporting.

With respect to the common limited partnership interests in the Operating Partnership (“common units”), EITF D-98 requires that noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) paragraphs 12-32 to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, the Company evaluated this guidance and determined that the common units meet the EITF 00-19 requirements to qualify for equity presentation. As a result, upon the adoption of SFAS 160 and the related revisions to EITF D-98, the common units are presented in the equity section of the consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. This balance sheet presentation represents a change to the previously-reported balance sheet presentation for the common units since under previous accounting guidance the common units were reported in the minority interest section, after total liabilities and before equity. The measurement of the common units, however, is consistent with previously reported amounts.

In accordance with the guidance, the presentation provisions of SFAS 160 were presented retrospectively on the Company’s consolidated balance sheets. The effect of the adoption of SFAS 160 on the Company’s consolidated balance sheets for the periods presented is shown in the table under the caption “Impact of New Accounting Pronouncements Adopted January 1, 2009” presented at the end of this section of Note 1. The adoption of SFAS 160 resulted in a change to the presentation of the Company’s consolidated statements of operations and equity and had no impact to the Company’s consolidated cash flows from operating, investing or financing activities.

Pronouncement Affecting Treatment of Nonvested Share Based Payments in Net Income Available to Common Stockholders Per Share

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of net income available to common stockholders per share pursuant to the two-class method.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the guidance, the provisions of FSP EITF 03-6-1 were applied retrospectively to the Company’s consolidated statements of operations and calculation of net income available to common stockholders per share for all periods presented. As a result of the adoption of FSP EITF 03-6-1, the effect of the Company’s outstanding nonvested shares of common stock (“nonvested shares”) and restricted stock units (“RSUs”) will be included in both the Company’s basic and diluted per share computations for net income available to common stockholders using the two-class method. Prior to adopting FSP EITF 03-6-1, the impact of nonvested shares and RSUs were included only in diluted per share computations for net income available to common stockholders by reflecting them in the Company’s calculation of weighted average shares outstanding by application of the treasury stock method. The adoption of FSP EITF 03-6-1 did not have an impact on the Company’s per share computations for net income available to common stockholders for the three months ended March 31, 2009 and 2008. In addition, the Company believes that the adoption of FSP EITF 03-6-1 will not have a material impact to the Company’s per share computations for net income available to common stockholders in the future, based upon the share-based compensation programs currently in place.

See Note 9 for the calculations of basic and diluted per share computations of net income available to common stockholders for the three months ended March 31, 2009 and 2008.

Pronouncement Affecting Future Operating Property Acquisitions

Effective January 1, 2009, the Company adopted the provisions Statement of Financial Accounting Standards No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and changes the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred. SFAS 141(R) is required to be applied on a prospective basis.

The adoption of SFAS 141(R) did not have any effect on the Company’s consolidated financial statements, results of operations, or cash flows for the three months ended March 31, 2009. The Company anticipates that the adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and will require the Company to expense acquisition costs for future property acquisitions. While the Company believes the impact of the adoption of SFAS 141(R) will not be material to the Company in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

Pronouncements Pertaining to Fair Value

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 amends Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and provides for expanded disclosure about fair value measurements. The adoption of SFAS 157 as it relates to FSP SFAS 157-2 did not have a material impact on the Company’s consolidated financial statements. The assets and liabilities recorded at fair value on a non-recurring basis to which the Company adopted FSP SFAS 157-2 include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination;

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Long-lived assets measured at fair value due to an impairment assessment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Impact of New Accounting Pronouncements Adopted January 1, 2009

	As of March 31, 2009
	As Computed Before New Accounting Pronouncements	Adjustments		As Adjusted
		FSP APB 14-1	SFAS 160
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,930,668	$3,891		$1,934,559
Deferred financing costs, net	5,530	(249)		5,281
Total assets	2,099,856	3,642		2,103,498
Liabilities:
Exchangable senior notes, net	457,240	(25,252)		431,988
Total liabilities	1,345,598	(25,252)		1,320,346
Noncontrolling Interest:
Noncontrolling interest	101,356		(27,728)	73,638
Equity:
Additional paid-in capital	670,751	36,670		707,421
Distributions in excess of earnings	(139,772)	(9,210)		(148,982)
Total stockholders’ equity	652,892	27,460		680,352
Noncontrolling interest	—	1,434	27,728	29,162
Total equity	652,892	28,894	27,728	709,514
Total liabilities and equity	2,099,856	3,642	—	2,103,498

	As of December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
		FSP APB 14-1	SFAS 160
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,939,244	$3,583		$1,942,827
Deferred financing costs, net	6,131	(248)		5,883
Total assets	2,099,583	3,335		2,102,918
Liabilities:
Exchangable senior notes, net	457,010	(27,118)		429,892
Total liabilities	1,341,512	(27,118)		1,314,394
Noncontrolling Interest:
Noncontrolling interest	102,006		(28,368)	73,638
Equity:
Additional paid-in capital	663,471	36,651		700,122
Distributions in excess of earnings	(129,319)	(7,733)		(137,052)
Total stockholders’ equity	656,065	28,918		684,983
Noncontrolling interest	—	1,535	28,368	29,903
Total equity	656,065	30,453	28,368	714,886
Total liabilities and equity	2,099,583	3,335	—	2,102,918

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended
	March 31, 2009			March 31, 2008
	As Computed Before New Accounting Pronouncements	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
		FSP APB 14-1			FSP APB 14-1
	(in thousands)
Statement of Operations:
Interest expense	$10,664	$1,554	$12,218	$9,713	$1,152	$10,865
Total expenses	59,255	1,554	60,809	56,632	1,152	57,784
Net income(1)	13,327	(1,554)	11,773	14,327	(1,152)	13,175
Net income attributable to the Company(2)	12,853	(1,477)	11,376	13,663	(1,079)	12,584
Net income available to common stockholders	9,054	(1,477)	7,577	9,864	(1,079)	8,785
Net income available to common stockholders per share—basic	0.27	(0.04)	0.23	0.30	(0.03)	0.27
Net income available to common stockholders per share—diluted	0.27	(0.04)	0.23	0.30	(0.03)	0.27

(1)	Represents net income in accordance with SFAS 160, which includes net income attributable to both the Company and the noncontrolling interests.
(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units, in accordance with SFAS 160.

Recent Accounting Pronouncements to be Adopted in Future Reporting Periods

On April 9, 2009, the FASB issued three final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The following two FSPs were relevant to the Company:

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 will be effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively. Management is currently evaluating FSP SFAS 157-4 but currently believes that its adoption will not have a material effect on the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107-1 and APB 28-1”) relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes at initial adoption. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption. Management believes the adoption of FSP SFAS 107-1 and APB 28-1 will not have a material effect on the Company’s financial statements.

2.    Unsecured and Secured Debt

Unsecured Line of Credit

The Company has a $550 million unsecured line of credit (the “Credit Facility”), under which the Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature. As of March 31, 2009, the Company had borrowings of $275 million outstanding under the Credit Facility and borrowing capacity of approximately $275 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (1.5% at March 31, 2009). The Credit Facility matures in April 2010 with a feature to extend the maturity for one year at the Company’s option. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company expects to use the Credit Facility for general corporate uses, to finance development and redevelopment expenditures and to fund potential acquisitions.

3.25% Exchangeable Senior Notes and Related Capped Call Option Transactions

At March 31, 2009, the Operating Partnership had $460 million in aggregate stated principal amount of Notes outstanding. Interest is payable on the Notes semi-annually in arrears on April 15th and October 15th of each year at a contractual interest rate of 3.25%. The Notes mature on April 15, 2012. The Notes were issued at a 1% discount of $4.6 million.

The Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter, if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate, (iii) if the Notes have been called for redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company’s common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011.

Upon exchange, the holders of the Notes will receive (i) cash up to the principal amount of the Notes and (ii) to the extent the exchange value exceeds the principal amount of the Notes, shares of the Company’s common stock. At any time prior to November 15, 2011, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Notes, to settle all of the future exchange obligations of the Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period. The exchange rate at March 31, 2009 was equal to 11.3636 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.00 per common share. This exchange rate is subject to adjustment under certain circumstances including increases the Company’s common dividends. The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price at March 31, 2009 and December 31, 2008, and thus the exchange option was out-of-the-money at these dates.

Upon the adoption of FSP APB 14-1 by the Company on a retrospective basis effective January 1, 2009 as discussed further in Note 1, the Company recorded a $38.7 million equity component for the Notes, net of

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance costs, representing the difference between the initial proceeds received from the issuance of the Notes and the fair value of the liability component of the Notes at the date of issuance. The Company also allocated approximately $0.5 million of the initial Notes origination costs to the equity component in accordance with FSP APB 14-1. Upon the adoption of FSP APB 14-1 the liability component of the Notes on the consolidated balance sheets was as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Liability component:
Principal amount of Notes	$460,000	$460,000
Unamortized discount	(28,012)	(30,108)

Net carrying amount of Notes	$431,988	$429,892

The unamortized discount is being amortized into interest expense from the April 2007 issuance date of the Notes through the April 2012 maturity date of the Notes using the effective interest method. The amortization of this discount results in an effective interest rate on the Notes of 5.45%. During the three months ended March 31, 2009 and 2008, the total interest expense attributable to the Notes, before the effect of capitalized interest, was comprised as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
3.25% contractual interest payments	$3,737	$3,737
Amortization of discount	2,096	1,986

Interest expense attributable to the Notes	$5,833	$5,723

In connection with the offering of the Notes, the Operating Partnership entered into the Capped Calls with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers OTC Derivatives Inc. (“Lehman”) as counterparties. The Capped Calls, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes and do not affect the holders’ rights under the Notes. The Capped Calls referenced, subject to customary anti-dilution adjustments, a total of 5,224,708 shares of the Company’s common stock at a strike price of $88.04, which corresponds to the initial exchange price of the Notes. The Capped Call entered into with each counterparty referenced one-third of the total referenced shares. The economic impact of these Capped Calls is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.04 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share. If, however, the market value per share of the Company’s common stock were to exceed $102.72 per common share then the dilution mitigation under the Capped Calls would be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72. The cost of the Capped Calls was approximately $29.1 million and was recorded as a reduction of additional paid-in-capital in stockholders’ equity on the Company’s consolidated balance sheets.

In September 2008, Lehman, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing of the bankruptcy, Lehman defaulted on its one-third of the Capped Calls. In the fourth quarter of 2008 in accordance with the Capped Call agreement with Lehman, the Company early terminated its Capped Call with Lehman and sent a demand letter to Lehman requesting payment of the required termination

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fee. At this time it is not known what amount of funds, if any, will be available to satisfy creditors’ claims with respect to the Lehman bankruptcy, including the termination payment owed to the Company. The remaining Capped Calls are expected to terminate upon the earlier of the maturity date of the related Notes or the first day all the related Notes are no longer outstanding due to exchange.

Secured Debt

In April 2009, the Company extended the term of one of its fixed-rate mortgage notes payable that was scheduled to mature in April 2009. The term was extended by one year and the loan matures in April 2010. In connection with the extension, the Company repaid $10.0 million of the $74.8 million principal balance outstanding at March 31, 2009. The interest rate on the loan remained unchanged at 7.2%, and there were no other significant changes to the terms of the loan.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, a minimum consolidated tangible net worth, minimum unsecured debt ratio and a minimum unencumbered asset pool occupancy. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at March 31, 2009.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense, discount and loan cost amortization net of capitalized interest, discount and loan cost amortization for the three months ended March 31, 2009 and 2008. The interest and loan cost amortization are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Gross interest expense and loan cost/discount amortization	$14,281	$15,940
Capitalized interest and loan cost/discount amortization	(2,063)	(5,075)

Interest expense	$12,218	$10,865

3.    Noncontrolling Interests

Preferred Unitholders

As of both March 31, 2009 and December 31, 2008 the Company had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes in this noncontrolling interest during the three months ended March 31, 2009 and 2008.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Units of the Operating Partnership

The Company owned a 95.0%, 95.0% and 93.7% common general partnership interest in the Operating Partnership as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The remaining 5.0%, 5.0% and 6.3% common limited partnership interest as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common units. As of both March 31, 2009 and December 31, 2008, there were 1,753,729 noncontrolling common units outstanding. The common units are presented as noncontrolling interests in the equity section of the consolidated balance sheets. The common units may be redeemed by unitholders for cash. The Company, at its option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $31.5 million and $56.9 million at March 31, 2009 and December 31, 2008, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

4.    Stockholders’ Equity

Share Repurchases

During the three months ended March 31, 2009, the Company accepted the return, at the current quoted market price, of 86,482 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period.

5.    Share-Based Compensation

Share-Based Incentive Plan

At March 31, 2009, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), under which there were 586,288 shares and share-based awards available to be granted. Under the Company’s Stock Award Deferral Program, participants may defer receipt of certain awards of nonvested shares of common stock that may be granted under the 2006 Plan by electing to receive an equivalent number of RSUs in lieu of such awards of nonvested shares of common stock.

The following summarizes the share-based compensation programs approved and the share-based awards granted during the three months ended March 31, 2009 and the 2007 share-based compensation program for the executive officers that was still in the performance period as of March 31, 2009.

Executive Officer Share-Based Compensation Programs

2009 Program

In January 2009, the Executive Compensation Committee approved the 2009 Annual Bonus Program, which allows the executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2009. Performance will be measured

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independently for each corporate performance measure based on the achievement of certain target levels of performance. It is anticipated that any amounts earned up to the first 50% of the applicable target award for each performance measure will be paid in cash and any portion earned of the remaining 50% of the applicable target award for each performance measure will be paid in RSUs. The Company anticipates that any cash earned under this program would be paid during the first quarter of 2010 and any RSUs earned under this program would be issued during the first quarter of 2010. Awards of RSUs earned under the 2009 Annual Bonus Program would vest in two equal installments on December 31, 2010 and December 31, 2011. Vesting would be based on continued employment through the applicable vesting dates.

2008 Program

In January 2009, the Executive Compensation Committee granted an aggregate of 527,099 nonvested RSUs to the executive officers under the 2008 Annual Long-Term Incentive Program, which allowed the Executive Officers to receive bonus compensation in the event certain specified corporate performance measures were achieved for the fiscal year ended December 31, 2008. The total number of RSUs awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $26.94 on the grant date of January 23, 2009. The total compensation cost to be recorded is equal to the total dollar value earned under the programs. Of the 527,099 RSUs awarded, 263,551 vest on December 31, 2009 and 263,548 vest on December 31, 2010. Vesting is based on continued employment through the applicable vesting dates.

2007 Program

In January 2009, the Executive Compensation Committee awarded 51,040 vested shares of the Company’s common stock to the executive officers in connection with the achievement of the development completion targets of the Development Performance Program (“DPP”), which was approved by the Executive Compensation Committee in 2007. The total number of shares awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $26.94 on the grant date of January 23, 2009.

As of March 31, 2009, the Company was still in the performance period for the development leasing component of the DPP. The incentive award that may be earned under the development leasing component of the DPP will be based on whether certain future leasing targets are achieved for development and redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. The Company currently estimates that any shares of common stock or other equity-based instruments earned under the development leasing component of the DPP would be granted in the second half of 2009.

Key Employee Share-Based Compensation Program

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Nonvested Shares of Common Stock

A summary of the status of the Company’s nonvested shares of common stock as of January 1, 2009 and changes during the three months ended March 31, 2009 is presented below:

Nonvested Shares of Common Stock	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	223,166	$66.33
Granted(1)	—	—
Vested(1)	(10,218)	58.23

Nonvested at March 31, 2009	212,948	$66.72

(1)	This summary does not include the 51,040 shares of common stock awarded under the completion component of the DPP as the shares were considered fully-vested upon issuance.

The total fair value of shares that vested during the three months ended March 31, 2009 and 2008 was $0.2 million and $2.3 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

Summary of RSUs

A summary of the status of the Company’s RSUs as of January 1, 2009 and changes during the three months ended March 31, 2009, is presented below:

	Nonvested RSUs	Vested RSUs	Total RSUs	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	7,468	220	7,688	$53.18
Granted	569,973	—	569,973	26.94
Issuance of dividend equivalents	—	154	154	28.94

Outstanding at March 31, 2009	577,441	374	577,815	$27.29

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $3.0 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively. Of the total share-based compensation cost, $0.2 million and $0.3 million were capitalized as part of real estate assets for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $16.5 million of total unrecognized compensation cost related to nonvested awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2009. The $16.5 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2009 Annual Bonus Program or the development leasing component of the DPP discussed above since share-based awards have not been granted under these programs as of March 31, 2009. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Financial Instruments Reported at Fair Value

The following table sets forth the carrying value and the fair value of the Company’s marketable securities as of March 31, 2009 and December 31, 2008.

	(Level 1)(1) Fair Value Measurement at
Description	March 31, 2009	December 31, 2008
	(in thousands)
Marketable Securities	$2,392	$1,888

(1)	Based on quoted prices in active markets for identical securities.

7.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative non-cash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant at March 31, 2009. The Company stopped recognizing revenue associated with this lease as of April 1, 2008.

The Company leases the land at Kilroy Airport Center, Phase IV in Long Beach, California for future development opportunities. This land is adjacent to the Company’s Office Properties at Kilroy Airport Center, Long Beach. The lease expires in July 2084, subject to the Company’s option to terminate the lease early upon written notice to the landlord. This option to terminate was scheduled to expire in April 2009. However, in April 2009 the Company and the landlord agreed to extend this option until October 2009. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to fair market rental adjustments in October 2009 and at scheduled dates thereafter.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Office Properties:
Operating revenues(1)	$63,159	$62,475
Property and related expenses	18,662	16,203

Net Operating Income	44,497	46,272

Industrial Properties:
Operating revenues(1)	9,353	8,327
Property and related expenses	1,691	1,614

Net Operating Income	7,662	6,713

Total Reportable Segments:
Operating revenues(1)	72,512	70,802
Property and related expenses	20,353	17,817

Net Operating Income	$52,159	$52,985

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Total Net Operating Income for reportable segments	$52,159	$52,985
Unallocated other income:
Interest income and other net investment gains (losses)	70	157
Other unallocated expenses:
General and administrative expenses	7,053	9,236
Interest expense	12,218	10,865
Depreciation and amortization	21,185	19,866

Net income	11,773	13,175
Net income attributable to noncontrolling common units of the Operating Partnership	(397)	(591)

Net income attributable to the Company	11,376	12,584
Preferred dividends and distributions	(3,799)	(3,799)

Net income available to common stockholders	$7,577	$8,785

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Net Income Available to Common Stockholders Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to the Company	$11,376	$12,584
Preferred dividends and distributions	(3,799)	(3,799)

Net income available to common stockholders	7,577	8,785
Allocation of income to participating securities (nonvested shares and RSUs)	(147)	(97)

Numerator for basic and diluted net income available to common stockholders per share	$7,430	$8,688

Denominator:
Basic weighted average vested common shares outstanding	32,827,119	32,456,614
Effect of dilutive securities—stock options and contingently issuable shares	52,319	12,126

Diluted weighted average vested common shares and common share equivalents outstanding	32,879,438	32,468,740

Net income available to common stockholders per share—basic	$0.23	$0.27

Net income available to common stockholders per share—diluted	$0.23	$0.27

The following securities were not included in the net income available to common stockholders per share calculation as their effect was antidilutive for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008
Stock options	20,000	—

At March 31, 2009 and 2008, the effect of the assumed conversion of the Notes was not included in the net income available to common stockholders per share calculation as its effect was antidilutive.

10.    Subsequent Events

On April 17, 2009, aggregate dividends, distributions and dividend equivalents of $20.5 million were made to common stockholders, common unitholders and RSU holders of record on March 31, 2009.

In April 2009, the Company extended the term of one of its fixed-rate mortgage notes payable (see Note 2).

In April 2009, an aggregate 30,598 common units of the Operating Partnership were exchanged for shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common unitholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 95.0%, 95.0% and 93.7% general partnership interest in the Operating Partnership as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Factors That May Influence Future Results of Operations

Global Market and Economic Conditions.    In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower or negative growth through the first quarter of 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

Leasing Activity and Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding our leasing activity for the three months ended March 31, 2009.

Leasing Activity by Segment Type

For the Three Months Ended March 31, 2009

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	4	7	56,348	158,192	10.5%	9.6%	57.2%	49
Industrial Properties	1	2	100,000	115,299	2.5%	(8.5)%	36.2%	81

Total portfolio	5	9	156,348	273,491	8.1%	4.1%	46.0%	65

(1)	Represents leasing activity for leases commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

Under the current recessionary conditions affecting our markets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current quoted market rates. Our occupancy and rental rates are impacted by general economic conditions, including the pace of regional economic growth and access to capital. An extended economic slowdown and continued tightening of the credit markets could have an adverse effect on our tenants and, as a result, on our future occupancy, rental rates and cash flow.

Scheduled Lease Expirations.    The following table sets forth certain information regarding our lease expirations for the remainder of 2009 and the next five years, which is in addition to the 1.5 million rentable square feet, or 12.4%, of currently available space in our stabilized portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000’s)(2)
Office Properties:
Remaining 2009	48	491,272	6.7%	$11,594	5.6%	$23.60
2010	77	1,306,853	17.8	32,165	15.5	24.61
2011	51	518,493	7.1	10,759	5.2	20.75
2012	46	589,056	8.0	15,995	7.7	27.15
2013	36	529,866	7.2	13,138	6.3	24.79
2014	24	878,457	12.0	22,038	10.6	25.09

Total Office	282	4,313,997	58.8%	$105,689	50.9%	$24.50

Industrial Properties:
Remaining 2009	9	252,033	7.4%	$1,795	6.5%	$7.12
2010	15	455,493	13.5	3,612	13.1	7.93
2011	12	345,634	10.2	3,217	11.6	9.31
2012	11	596,672	17.6	4,174	15.1	7.00
2013	4	581,508	17.2	4,259	15.4	7.32
2014	6	407,123	12.0	3,082	11.2	7.57

Total Industrial	57	2,638,463	77.9%	$20,139	72.9%	$7.63

Total	339	6,952,460	64.9%	$125,828	53.5%	$18.10

(1)	The information presented reflects leasing activity through March 31, 2009. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space at March 31, 2009.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leases representing approximately 6.9% and 16.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2009 and in 2010, respectively. The leases scheduled to expire during the remainder of 2009 and in 2010 represent approximately 1.8 million rentable square feet of office space, or 18.6% of our total annualized base rental revenue, and 0.7 million rentable square feet of industrial space, or 2.3% of our total annualized base rental revenue, respectively.

Sublease Space.    Of our leased space at March 31, 2009, approximately 523,400 rentable square feet, or 4.2%, of the square footage in our stabilized portfolio, was available for sublease, compared to 485,600 rentable square feet, or 3.9% at December 31, 2008. Of the 4.2% of available sublease space in our stabilized portfolio at March 31, 2009, approximately 1.7% was vacant space, and the remaining 2.5% was occupied. Approximately 47.1%, 39.7% and 13.2% of the available sublease space as of March 31, 2009 is located in the Orange County, San Diego and Los Angeles regions, respectively. Of the approximately 523,400 rentable square feet available for sublease at March 31, 2009, approximately 41,300 rentable square feet representing two leases are scheduled to expire during the remainder of 2009, and approximately 137,900 rentable square feet representing seven leases are scheduled to expire in 2010.

Due to current recessionary conditions and other factors, we have seen that demand in our submarkets has decreased as compared to prior quarters. As a result, it generally is taking a significantly longer period of time for us to lease vacant space and we are experiencing decreased occupancy rates. Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations and cash flow.

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

In light of current economic conditions, we may be unable to lease committed development or redevelopment properties at expected rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flow. Three of the development buildings we added to the stabilized portfolio in 2008, encompassing approximately 160,000 rentable square feet, have not yet reached stabilized occupancy of 95%. The average occupancy for these three buildings was approximately 13% at March 31, 2009. We also have one development property in the lease-up phase, encompassing approximately 51,000 rentable square feet, that has not yet been leased.

We believe that a portion of our future potential growth will continue to come from our newly developed or redeveloped properties and our development pipeline. We may continue to seek and obtain development opportunities throughout Southern California and specifically in our core markets. However, we anticipate that the general economic conditions and the resulting impact on conditions in our core markets will delay timing and reduce the scope of our development program in the near future, which will further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. During the first quarter of 2009, we did not capitalize interest and carry costs on certain development pipeline properties with an aggregate cost basis of approximately $82 million, as it was determined these projects did not qualify for interest and other carry cost capitalization under GAAP. As of March 31, 2009, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $244 million.

We believe that other possible sources of potential future growth are redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to pursue future redevelopment opportunities in our strategic submarkets where there is limited land for development. We had no redevelopment properties in-process as of March 31, 2009.

City of San Diego.    Given the geographic concentration of our future development pipeline in San Diego County, our future operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego, state and federal agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation, including new regulations by the Air Resource Board that may impact the operation and cost of construction and industrial equipment, and mandatory energy and sustainable building code requirements, (v) the potential new building permit moratorium due to state and regional water agencies not issuing new water meters because of new water rationing guidelines, and (vi) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important region. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

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

In the first quarter of 2009, our Executive Compensation Committee approved the 2009 Annual Bonus Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures for the year ending December 31, 2009. The provisions of the 2009 Annual Bonus Program were reported on Form 8-K filed with the SEC on January 29, 2009. As a result of the structure of this program and other performance-based programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for such programs will be affected by our operating and development performance, financial results, the performance of the trading price of our common stock and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to these compensation programs.

Share-Based Compensation.    As of March 31, 2009, there was $16.5 million of total unrecognized compensation cost related to outstanding nonvested awards issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The $16.5 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2009 Annual Bonus Program or the development leasing component of the DPP since share-based awards have not been granted under these programs as of March 31, 2009. The compensation cost that will be recorded related to these programs will be based on the amounts ultimately earned and granted under these programs. See Note 5 to our consolidated financial statements included with this report for additional information regarding these programs.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of date of filing, based upon annualized rental revenues at March 31, 2009.

Tenant Name	Property Segment	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
		(in thousands)
Intuit, Inc.	Office	$15,005	5.3%	November 1997	Various	(3)
Scripps Health	Office	12,336	4.3	July 2004	Various	(4)
Cardinal Health, Inc.	Office	10,068	3.5	July 2007	Various	(5)
Bridgepoint Education, Inc.(6)	Office	9,640	3.4	April 2007	Various	(7)
DIRECTV, Inc.	Office	8,530	3.0	November 1996	July 2014
AMN Healthcare, Inc.	Office	8,341	2.9	July 2003	July 2018
Fish & Richardson P.C.	Office	6,071	2.1	October 2003	October 2018
The Boeing Company	Office/Industrial	5,905	2.1	August 1984	Various	(8)
Epson America, Inc.	Office	5,538	2.0	October 1999	Various	(9)
Accredited Home Lenders, Inc.(10)	Office	5,164	1.8	December 2005	May 2016
Verenium Corporation	Office	5,158	1.8	November 2000	Various	(11)
Hewlett-Packard Company	Office	4,348	1.5	October 1999	April 2012
Fair, Isaac and Company, Incorporated	Office	4,006	1.4	August 2003	July 2010
Avnet, Inc.	Office	3,768	1.3	March 2003	February 2013
Epicor Software Corporation	Office	3,509	1.2	September 1999	August 2009	(12)

Total		$107,387	37.6%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of March 31, 2009.
(2)	Represents the date of the first relationship between the tenant and us or our predecessor.

(3)	The Intuit leases, which contribute $1.5 million and $13.5 million of annualized base rental revenues, expire in August 2010 and August 2017, respectively.
(4)	The Scripps Health leases, which contribute $5.2 million and $7.1 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.
(5)	The Cardinal Health, Inc. leases, which contribute $0.8 million and $9.2 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.
(6)	Bridgepoint Education, Inc. is presently expected to increase its current occupancy of 196,415 rentable square feet to 307,008 rentable square feet in phases through the third quarter of 2010. This anticipated expansion will increase our annualized base rental revenue from Bridgepoint Education, Inc. to approximately $14.8 million in the third quarter of 2010. If the increase in occupancy occurs, Bridgepoint Education, Inc. would become our second largest tenant starting in the fourth quarter of 2009.
(7)	The Bridgeport Education, Inc. leases, which contribute $2.0 million and $7.6 million of annualized base rental revenues, expire in July 2018 and September 2018, respectively.
(8)	The Boeing Company leases, which contribute $5.4 million and $0.5 million of annualized base rental revenues, expire in July 2010 and October 2010, respectively.
(9)	The Epson America, Inc. leases, which contribute $0.6 million and $4.9 million of annualized base rental revenues, expire in October 2009 and October 2019, respectively.
(10)	Accredited Home Lenders, Inc. (“Accredited”) notified us during the first quarter of 2009 that it would like to downsize its lease obligation. On April 29, 2009, Accredited notified us of its intent to abandon its interest in the leased premises. On May 1, 2009, Accredited filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code before the United States Bankruptcy Court for the District of Delaware, and as part of its bankruptcy filing, Accredited filed a motion seeking authorization to reject its lease encompassing 181,955 rentable square feet (which motion has not yet been heard by the bankruptcy court). We had a $1.9 million letter of credit as credit support under the terms of the lease as of March 31, 2009, of which we drew down approximately $0.3 million to apply against amounts due under the lease from Accredited for April 2009.
(11)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.
(12)	Epicor Software Corporation is expected to vacate the premises when the lease expires in August 2009.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2008 to March 31, 2009. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.4 million rentable square feet, or 3.4%, to 12.4 million rentable square feet at March 31, 2009, as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at March 31, 2008	86	8,088,769	43	3,869,969	129	11,958,738
Properties added from the Development and Redevelopment Portfolios	6	560,130			6	560,130
Properties not in service due to re-entitlement(1)			(1)	(157,458)	(1)	(157,458)
Remeasurement		549		6,152		6,701

Total at March 31, 2009	92	8,649,448	42	3,718,663	134	12,368,111

(1)	We removed one property from the Orange County stabilized industrial portfolio in 2008 which is in the process of being re-entitled for residential use. If the re-entitlement is successful, we will re-evaluate the strategic options for the property, including the potential disposition of the asset.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			3/31/2009	12/31/2008	9/30/2008
Office Properties:
Los Angeles County	25	3,006,509	88.5%	92.1%	91.2%
San Diego County	57	5,019,160	84.0	83.1	89.0
Orange County	5	277,340	66.9	67.9	72.6
Other	5	346,439	92.8	94.2	94.2

	92	8,649,448	85.4	86.2	89.5

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	41	3,526,610	92.3	96.1	93.1

	42	3,718,663	92.7	96.3	93.4

Total stabilized portfolio	134	12,368,111	87.6%	89.2%	90.7%

	Average Occupancy for Three Months Ended March 31,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2009	2008	2009	2008
Office Properties	85.3%	94.4%	85.4%	93.9%
Industrial Properties	93.0	94.7	93.0	98.6
Total portfolio	87.6%	94.5%	87.8%	95.3%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized at March 31, 2009.

As of March 31, 2009, the Office Properties and Industrial Properties represented approximately 88.2% and 11.8%, respectively, of our total annualized base rental revenue.

Current Regional Information

Los Angeles County.    Our Los Angeles County stabilized office portfolio of 3.0 million rentable square feet was 88.5% occupied with approximately 344,800 vacant rentable square feet as of March 31, 2009, compared to 92.1% occupied with approximately 236,800 vacant rentable square feet as of December 31, 2008. The decrease in Los Angeles County stabilized office portfolio occupancy is primarily attributable to one lease with one tenant that expired during the first quarter of 2009, which represented approximately 94,800 rentable square feet. As of March 31, 2009, leases representing an aggregate of approximately 158,800 and 830,500 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2009 and 2010 represents approximately 35.4% of the total occupied rentable square feet in this region and 10.1% of our annualized base rental revenues for our total stabilized portfolio.

San Diego County.    Our San Diego County stabilized office portfolio of 5.0 million rentable square feet was 84.0% occupied with approximately 801,100 vacant rentable square feet as of March 31, 2009, compared to

83.1% occupied with approximately 849,800 vacant rentable square feet as of December 31, 2008. The increase in San Diego County stabilized office portfolio occupancy was primarily due to the commencement of one lease with Cardinal Health, Inc. for approximately 48,700 rentable square feet at 10445 Pacific Center Court.

In addition, our one development property in lease-up and all of our future development pipeline land holdings are located in San Diego County. We have seen that the demand in Central San Diego, where all of our properties in this region are located, has decreased from prior quarters, as evidenced by modest increases in direct and total vacancy rates, reported decreases in active demand for office space and slower and more protracted lease negotiations. As a result, given the current recessionary conditions, it is taking a significantly longer period of time for us to lease vacant space in San Diego County than in prior years.

As of March 31, 2009, leases representing an aggregate of approximately 217,900 and 390,100 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2009 and 2010 represents approximately 14.3% of the total occupied rentable square feet in this region and 6.4% of our annualized base rental revenues for our total stabilized portfolio. Of the 217,900 rentable square feet scheduled to expire during the remainder of 2009, the Company expects Epicor Software Corporation to vacate approximately 172,800 rentable square feet in the third quarter of 2009 when the lease expires. In addition, Accredited notified us during the first quarter of 2009 that it would like to downsize its lease obligation. See additional information under the caption “—Significant Tenants” above. Of the 608,000 rentable square feet scheduled to expire during the remainder of 2009 and 2010, approximately 279,000 rentable square feet are located in the Sorrento Mesa submarket including the Epicor Software Corporation lease discussed above. Direct vacancy and total vacancy for two and three-story office product in Sorrento Mesa is currently 8.2% and 9.7%, respectively. Our remaining 2009 and 2010 lease expirations are spread across all of our other Central San Diego submarkets.

Orange County.    As of March 31, 2009, our Orange County stabilized industrial portfolio was 92.3% occupied with approximately 272,700 vacant rentable square feet, compared to 96.1% occupied with approximately 137,100 vacant rentable square feet as of December 31, 2008. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to two leases that expired in the first quarter of 2009, totaling approximately 167,600. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 66.9% occupied with approximately 91,800 vacant rentable square feet as of March 31, 2009, compared to 67.9% occupied with approximately 89,000 vacant rentable square feet as of December 31, 2008.

As of March 31, 2009, leases representing an aggregate of approximately 363,500 and 466,900 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2009 and 2010 represents approximately 24.6% of the total occupied rentable square feet in this region and 3.6% of the annualized base rental revenues for our total stabilized portfolio. Of the 363,500 rentable square feet noted above, The Boeing Company vacated approximately 113,200 rentable square feet at one of our industrial properties in April 2009 and we expect another tenant to vacate approximately 45,900 rentable square feet at one of our office properties in the third quarter when its lease expires.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define Net Operating Income as operating revenues (rental income, tenant reimbursements and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same

Net Operating Income segment information disclosed in Note 8 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The following table reconciles our Net Operating Income by segment to our net income available to common stockholders for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2009	2008
	($ in thousands)
Net Operating Income, as defined
Office Properties	$44,497	$46,272	$(1,775)	(3.8)%
Industrial Properties	7,662	6,713	949	14.1

Total portfolio	$52,159	$52,985	$(826)	(1.6)

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	$52,159	$52,985	$(826)	(1.6)
Unallocated other income:
Interest income and other net investment gains (losses)	70	157	(87)	(55.4)
Other unallocated expenses:
General and administrative expenses	7,053	9,236	(2,183)	(23.6)
Interest expense	12,218	10,865	1,353	12.5
Depreciation and amortization	21,185	19,866	1,319	6.6

Net income	11,773	13,175	(1,402)	(10.6)
Net income attributable to noncontrolling common units of the Operating Partnership	(397)	(591)	194	(32.8)

Net income attributable to the Company	11,376	12,584	(1,208)	(9.6)
Total preferred dividends and distributions	(3,799)	(3,799)	—	0.0

Net income available to common stockholders	$7,577	$8,785	$(1,208)	(13.8)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended March 31, 2009 and 2008.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
				($ in thousands)
Operating revenues:
Rental income	$55,884	$54,990	$894	1.6%	$50,844	$54,242	$(3,398)	(6.3)%
Tenant reimbursements	6,570	7,186	(616)	(8.6)	5,939	6,799	(860)	(12.6)
Other property income	705	299	406	135.8	685	299	386	129.1

Total	63,159	62,475	684	1.1	57,468	61,340	(3,872)	(6.3)

Property and related expenses:
Property expenses	11,494	10,606	888	8.4	10,883	10,440	443	4.2
Real estate taxes	5,347	4,787	560	11.7	4,707	4,717	(10)	(0.2)
Provision for bad debts	1,424	415	1,009	243.1	1,424	415	1,009	243.1
Ground leases	397	395	2	0.5	396	394	2	0.5

Total	18,662	16,203	2,459	15.2	17,410	15,966	1,444	9.0

Net Operating Income	$44,497	$46,272	$(1,775)	(3.8)%	$40,058	$45,374	$(5,316)	(11.7)%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized at March 31, 2009.

Rental Income

Rental income from Office Properties increased $0.9 million, or 1.6%, to $55.9 million for the three months ended March 31, 2009, compared to $55.0 million for the three months ended March 31, 2008, primarily due to:

•

An increase of $4.1 million generated by the one office development property that was added to the stabilized portfolio in the third quarter of 2008, and two office development properties that were added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Development Properties”);

•

An increase of $0.2 million generated by a redevelopment property that was added to the stabilized portfolio in the third quarter of 2008 and one redevelopment project consisting of two buildings that was added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Redevelopment Properties”); and

•

An offsetting decrease of $3.4 million generated by the Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized at March 31, 2009 (the “Core Office Portfolio”) which was primarily due to a decrease in average occupancy of 8.5% in the Core Office Portfolio to 85.4% for the three months ended March 31, 2009 from 93.9% for the three months ended March 31, 2008. The decrease in average occupancy is primarily attributable to seven vacant buildings representing approximately 527,400 rentable square feet. See additional information regarding occupancy under the caption “—Current Regional Information.”

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $0.6 million, or 8.6%, to $6.6 million for the three months ended March 31, 2009 compared to $7.2 million for the three months ended March 31, 2008 due to:

•	An decrease of $0.9 million generated by the Core Office Portfolio due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $0.3 million generated by the Office Development Properties.

Other Property Income

Other property income from Office Properties increased $0.4 million to $0.7 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property Expenses

Property expenses from Office Properties increased $0.9 million, or 8.4%, to $11.5 million for the three months ended March 31, 2009 compared to $10.6 million for the three months ended March 31, 2008 due to:

•	An increase of $0.4 million generated by the Core Office Portfolio due to:

•	A $0.7 million increase due to costs associated with one-time repairs;

•	A $0.3 million increase due to non-reimbursable legal fees primarily related to tenant defaults; and

•	An offsetting decrease of $0.6 million due to property management expenses primarily relating to a decrease in incentive compensation expense; and

•	An increase of $0.5 million attributable to the Office Development Properties and the Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $0.6 million, or 11.7%, to $5.3 million for the three months ended March 31, 2009 compared to $4.8 million for the three months ended March 31, 2008 primarily due to the Office Development Properties and Office Redevelopment Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $1.0 million, or 243.1%, to $1.4 million for the three months ended March 31, 2009 compared $0.4 million for the three months ended March 31, 2008. The increase is primarily due to the provision for bad debts recorded against the deferred rent receivable for Accredited who notified us, during the quarter ended March 31, 2009, that it would like to downsize its lease obligation. See additional information under the caption “—Significant Tenants.” Due to recessionary factors, we could experience increased levels of provisions for bad debts in the future as compared to that of prior periods. We evaluate our reserve levels on a quarterly basis.

Net Operating Income

Net Operating Income from Office Properties decreased $1.8 million, or 3.8%, to $44.5 million for the three months ended March 31, 2009 compared to $46.3 million for the three months ended March 31, 2008 due to:

•	A decrease of $5.3 million generated by the Core Office Portfolio as discussed above; and

•	An offsetting increase of $3.5 million generated by the Office Development Properties and the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$7,180	$7,315	$(135)	(1.8)%	$7,100	$7,315	$(215)	(2.9)%
Tenant reimbursements	1,083	1,007	76	7.5	1,083	1,007	76	7.5
Other property income	1,090	5	1,085	21,700.0	1,090	6	1,084	18,066.7

Total	9,353	8,327	1,026	12.3	9,273	8,328	945	11.3

Property and related expenses:
Property expenses	898	882	16	1.8	764	785	(21)	(2.7)
Real estate taxes	793	692	101	14.6	675	655	20	3.1
Provision for bad debts	0	40	(40)	(100.0)	0	40	(40)	(100.0)

Total	1,691	1,614	77	4.8	1,439	1,480	(41)	(2.8)

Net Operating Income	$7,662	$6,713	$949	14.1%	$7,834	$6,848	$986	14.4%

(1)	Industrial Properties owned and stabilized at January 1, 2008 which are still owned and stabilized at March 31, 2009.

Operating Revenues and Net Operating Income

Total revenues and net operating income from Industrial Properties increased $1.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a $1.1 million restoration fee received from a tenant at one of our industrial properties in Orange County that vacated the building during the first quarter of 2009.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses decreased $2.2 million, or 23.6%, to $7.1 million for the three months ended March 31, 2009, compared to $9.2 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in incentive compensation expense.

Interest Expense

The following table sets forth our gross interest expense, discount and loan cost amortization net of capitalized interest, discount and loan cost amortization for the three months ended March 31, 2009 and 2008.

	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost/discount amortization	$14,281	$15,940	$(1,659)	(10.4)%
Capitalized interest and loan cost/discount amortization	(2,063)	(5,075)	3,012	(59.3)%

Interest expense	$12,218	$10,865	$1,353	12.5%

Gross interest, discount and loan cost amortization before the effect of capitalized interest, discount and loan cost amortization decreased $1.7 million, or 10.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to:

•	A decrease in our weighted-average interest rate from approximately 5.56% during the three months ended March 31, 2008 to approximately 4.81% during the three months ended March 31, 2009; and

•

An offsetting increase in our average debt balance from approximately $1,126.7 million during the three months ended March 31, 2008 to approximately $1,187.5 million during the three months ended March 31, 2009.

Capitalized interest, discount and loan cost amortization decreased $3.0 million, or 59.3%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation “—Development and Redevelopment Programs” for a discussion of certain development pipeline projects for which we did not capitalize interest during the first quarter of 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.3 million, or 6.6%, to $21.2 million for the three months ended March 31, 2009 compared to $19.9 million for the three months ended March 31, 2008 primarily due to an increase of $1.4 million from the Office Development Properties and the Office Redevelopment Properties.

Liquidity and Capital Resources

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from the disposition of non-strategic assets;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt and equity securities.

Liquidity Uses

•	Operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Development and redevelopment costs;

•	Debt service and principal payment obligations;

•	Distributions to common and preferred stockholders and unitholders; and

•	Property or undeveloped land acquisitions.

Liquidity Sources

Our general strategy is to maintain a conservative balance sheet and to seek to create a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach. We believe our conservative leverage provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary.

We believe that our current projected liquidity requirements for 2009, as discussed further in our annual report on Form 10-K for the fiscal year ended December 31, 2008, will be satisfied using cash flow generated from operating activities, availability under the Credit Facility and, depending on market conditions, proceeds from dispositions of non-strategic assets.

As of March 31, 2009, we had borrowings of $275 million outstanding under our Credit Facility and borrowing capacity of approximately $275 million. In addition to the current borrowing capacity, we may also elect to borrow, subject to bank group approval, up to an additional $100 million under an accordion feature. The Credit Facility matures in April 2010, with an option to extend the maturity for one year, and bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (1.5% at March 31, 2009).

Capitalization

As of March 31, 2009, our total debt as a percentage of total market capitalization was 59.9%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 70.0%, which was calculated based on our closing price per share of our common stock of $17.19 on March 31, 2009 as follows:

	Shares/Units at March 31, 2009	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Secured debt		$312,886	15.8%
Notes(1)		460,000	23.1
Unsecured senior notes		144,000	7.2
Credit Facility		275,000	13.8

Total debt		$1,191,886	59.9

Equity and Noncontrolling Interests:
7.450% Series A Cumulative Redeemable Preferred Units(2)	1,500,000	$75,000	3.8
7.800% Series E Cumulative Redeemable Preferred Stock(3)	1,610,000	40,250	2.0
7.500% Series F Cumulative Redeemable Preferred Stock(3)	3,450,000	86,250	4.3
Common Units Outstanding(4)	1,753,729	30,147	1.5
Common Shares Outstanding(4)	33,050,706	568,142	28.5

Total equity and noncontrolling interests		$799,789	40.1

Total Market Capitalization		$1,991,675	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $28.0 million at March 31, 2009.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on closing price per share of our common stock of $17.19 at March 31, 2009.

Debt Composition

As a result of the current state of the capital and commercial lending markets we may be required to finance more of our business activities with borrowings under the Credit Facility rather than with public and private unsecured debt and equity securities, fixed-rate secured mortgage financing and other sources which we have historically used. In addition, the overall economy and general market condition may result in significant tenant defaults, a further decline in the demand for leased office or industrial properties, a decrease in market rental rates and/or market values of real estate assets in our submarket. These events could result in the following:

•	A decrease in our cash flow from operations, which could create further dependence on our Credit Facility.

•	An increase in our total debt and the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future.

•	A decrease in the value of our properties, which could have an adverse affect our ability to obtain additional debt.

The composition of our aggregate debt balances between fixed and variable-rate debt at March 31, 2009 and December 31, 2008 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2009	December 31, 2008	March 31, 2009		December 31, 2008
Secured vs. unsecured:
Secured	26.3%	26.9%	5.8%		5.9%
Unsecured	73.7	73.1	3.2		3.4
Fixed-rate vs. variable-rate:
Fixed-rate	73.9	75.5	4.7		4.7
Variable-rate	26.1	24.5	1.5		2.1
Total debt interest rate			3.9		4.1
Total debt interest rate including loan costs			4.2	(1)	4.4	(1)

(1)	Excludes the impact of the noncash debt discount on our Notes (see Notes 1 and 2 to our consolidated financial statements included in this report for additional information on the debt discount).

Debt Covenants

Our Credit Facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Key Financial Covenants (as defined per Credit Agreement)	Covenant Level	Actual Performance at March 31, 2009
Total debt to total asset value(1)	< 60%	39%
Fixed charge coverage ratio	> 1.5X	2.4X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$1.8 billion
Dividend coverage ratio	< 95% of FFO	69% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	2.58X
Unencumbered asset pool occupancy(4)	≥ 85%	91%

(1)	In the event of a major acquisition, the total debt to total asset value may exceed 60% for up to two consecutive quarters but in no event exceed 65%, and the unsecured debt ratio may be less than 1.67x for up to two consecutive quarters but in no event be less than 1.54x.
(2)	This covenant level was calculated at $831 million at March 31, 2009.
(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.
(4)	Tested on a quarterly basis, the covenant is based on the average occupancy during the prior consecutive twelve-month period.

We were in compliance with all our debt covenants at March 31, 2009. Our current expectation is that we will continue to meet the requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow-down and a continued crisis in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Liquidity Uses

In April 2009, we extended the term of one of our fixed-rate mortgage notes payable that was scheduled to mature in April 2009. The term was extended by one year and the loan matures in April 2010. In connection with the extension, we repaid $10.0 million of the $74.8 million principal balance outstanding at March 31, 2009. The interest rate on the loan remained unchanged at 7.2% and there were no other significant changes to the terms of the loan.

There have been no other material changes to our contractual obligations and capital commitments as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Off-Balance Sheet Arrangements

As of March 31, 2009 and as of the date this report was filed, we do not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

Our historical cash flow activity for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was as follows:

	Three Months Ended March 31,
	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$29,105	$31,510	$(2,405)	(7.6)%
Net cash used in investing activities	(15,036)	(26,518)	11,482	(43.3)
Net cash used in financing activities	(7,366)	(11,843)	4,477	(37.8)

Operating Activities

Our cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectibility of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Our net cash provided by operating activities decreased by $2.4 million, or 7.6%, to $29.1 million for the three months ended March 31, 2009, compared to $31.5 million for the three months ended March 31, 2008 primarily due to a decrease in average occupancy. See additional information regarding occupancy under the captions “—Current Regional Information” and “—Rental Operations.” While our portfolio has historically generally generated positive net cash flow, in the event of a continued economic slow-down, our occupancy rates or rental rates may decline further, which could result in a decrease in net cash flow from property operations.

Investing Activities

Our net cash used in investing activities is generally used to fund development and redevelopment projects and recurring and non-recurring capital expenditures. Our net cash used in investing activities decreased $11.5 million, or 43.3%, to $15.0 million for the three months ended March 31, 2009, compared to $26.5 million for the three months ended March 31, 2008. This net decrease was primarily comprised of the following:

•	A decrease of $14.3 million in development expenditures for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Given the current economic environment and market conditions, we currently expect that our development spending will continue to decrease in 2009 as compared to our historical development spending levels. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Development and Redevelopment Programs” for additional information regarding the scope of our development and redevelopment programs;

•

An offsetting increase of $2.2 million in capital expenditures for operating properties for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The level of capital expenditures for operating properties in 2009 will depend on leasing activity.

Financing Activities

Our net cash for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders and unitholders. Net cash used in financing activities decreased by $4.5 million, or 37.8%, to $7.4 million for the three months ended March 31, 2009, compared to $11.8 million for the three months ended March 31, 2008. This decrease was primarily due to:

•

A decrease of $7.9 million in cash paid to repurchase shares of our common stock. We did not repurchase shares during the three months ended March 31, 2009 under our share repurchase program approved by our Board of Directors;

•	An offsetting $2.6 million decrease in net cash received from debt financings during the three months ended March 31, 2009 compared to the three months ended March 31, 2008; and

•

An offsetting increase of $0.8 million in our dividends and distributions paid to common stockholders and common unitholders for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a 4.5% increase in our dividends per common share during 2008 as compared to the 2007 dividends per common share paid in the first quarter of 2008.

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

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results of operations.

The following table presents our FFO for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net income available to common stockholders	$7,577	$8,785
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	397	591
Depreciation and amortization of real estate assets	20,987	19,671

Funds From Operations(1)	$28,961	$29,047

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures that may include the periodic use of derivative instruments. As of March 31, 2009 and December 31, 2008, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2008 to March 31, 2009 is incorporated herein by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

At March 31, 2009, approximately 26.1% of our total outstanding debt of $1.2 billion was subject to variable interest rates. The remaining 73.9% bore interest at fixed interest rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both March 31, 2009 and December 31, 2008.

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

The total carrying value of our debt, excluding the Notes, was approximately $731.9 million and $712.5 million at March 31, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $685.0 million and $645.4 million at March 31, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes, of approximately $8.1 million, or 1.2%, at March 31, 2009.

The total carrying value of the Notes was approximately $432.0 million and $429.9 million at March 31, 2009 and December 31, 2008, respectively. The total fair value of the Notes was approximately $296.7 million and $305.8 million at March 31, 2009 and December 31, 2008, respectively. We determine the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period, or, if a closing trading price is not available, a bid-ask spread from a third-party broker, plus accrued interest. For sensitivity purposes, a 10% change in the trading price of the Notes equates to a change in the total fair value of the Notes of approximately $29.0 million, or 9.8%, at March 31, 2009.

The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt and Notes beyond the amounts calculated.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report.

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

ITEM 1A.    RISK FACTORS—There have been no material changes to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1–January 31, 2009	82,835	(1)	$31.99	—	—
February 1–February 28, 2009	3,647	(2)	20.47	—	—
March 1–March 31, 2009	—		—	—	—

Total	86,482		$31.50	—	988,025	(3)

(1)	In January 2009, a total of 82,835 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(2)	In February 2009, a total of 3,647 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(3)	Represents the number of shares that remain eligible for repurchase under a share repurchase program previously approved by our Board.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.	OTHER INFORMATION—None

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.(i)1	Articles of Amendment and Restatement of the Registrant(1)

3.(i)2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3.(i)3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3.(i)4	Articles Supplementary of the Registrant designating 780,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(4)

3.(i)5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock (5)

3.(i)6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3.(i)7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock(7)

3.(i)8	Articles Supplementary of the Registrant redesignating and reclassifying 400,000 shares of Series B Junior Participating Preferred Stock as Preferred Stock(8)

3.(i)9	Articles Supplementary of the Registrant redesignating and reclassifying 900,000 shares of 9 1/4% Series D Cumulative Redeemable Preferred Stock as Preferred Stock(8)

3.(ii)1	Second Amended and Restated Bylaws of the Registrant(9)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 2008.
(9)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2009.

KILROY REALTY CORPORATION

By:	/s/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)