Form 10-Q
period 2009-06-30
KILROY REALTY CORP
filed 2009-07-29
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 28, 2009, 43,148,762 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$335,932	$336,874
Buildings and improvements	1,901,647	1,889,833
Undeveloped land and construction in progress	255,235	248,889

Total real estate held for investment	2,492,814	2,475,596
Accumulated depreciation and amortization	(568,877)	(532,769)

Total real estate assets, net	1,923,937	1,942,827

CASH AND CASH EQUIVALENTS	13,348	9,553
RESTRICTED CASH	591	672
MARKETABLE SECURITIES (Note 7)	2,801	1,888
CURRENT RECEIVABLES, NET	2,945	5,753
DEFERRED RENT RECEIVABLES, NET	71,355	67,144
NOTES RECEIVABLE (Note 7)	10,753	10,824
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	49,803	53,539
DEFERRED FINANCING COSTS, NET	5,250	5,883
PREPAID EXPENSES AND OTHER ASSETS, NET	6,799	4,835

TOTAL ASSETS	$2,087,582	$2,102,918

LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES:
Secured debt (Notes 3 and 7)	$300,944	$316,456
Exchangeable senior notes, net (Notes 1, 3 and 7)	434,132	429,892
Unsecured senior notes (Note 7)	144,000	144,000
Unsecured line of credit (Notes 3 and 7)	94,000	252,000
Accounts payable, accrued expenses and other liabilities	32,365	55,066
Accrued distributions (Note 13)	17,129	21,421
Deferred revenue and acquisition-related liabilities	71,333	76,219
Rents received in advance and tenant security deposits	22,038	19,340

Total liabilities	1,115,941	1,314,394

COMMITMENTS AND CONTINGENCIES (NOTE 8)

NONCONTROLLING INTEREST (Notes 1 and 4):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY (Notes 1, 4 and 5):
Stockholders’ Equity:
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 43,148,762 and 33,086,148 shares issued and outstanding, respectively	431	331
Additional paid-in capital	901,747	700,122
Distributions in excess of earnings	(155,183)	(137,052)

Total stockholders’ equity	868,577	684,983
Noncontrolling interest:
Common units of the Operating Partnership	29,426	29,903

Total equity	898,003	714,886

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY	$2,087,582	$2,102,918

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental income	$62,598	$61,345	$125,662	$123,509
Tenant reimbursements	7,403	7,674	15,055	15,855
Other property income	1,049	457	2,844	761

Total revenues	71,050	69,476	143,561	140,125

EXPENSES:
Property expenses	12,582	11,871	24,912	23,357
Real estate taxes	6,143	4,832	12,272	10,300
Provision for bad debts (Note 9)	(1,272)	3,204	152	3,659
Ground leases	432	400	829	795
General and administrative expenses	7,308	9,187	14,361	18,423
Interest expense (Notes 1 and 3)	11,897	10,616	24,115	21,481
Depreciation and amortization	23,470	21,521	44,640	41,372

Total expenses	60,560	61,631	121,281	119,387

OTHER INCOME:
Interest income and other net investment gains	503	184	573	341

INCOME FROM CONTINUING OPERATIONS	10,993	8,029	22,853	21,079
DISCONTINUED OPERATIONS (Notes 2 and 11):
Revenues from discontinued operations	—	352	—	505
Expenses from discontinued operations	(135)	(28)	(224)	(56)
Net gain on dispositions of discontinued operations	2,485	234	2,485	234

Total income from discontinued operations	2,350	558	2,261	683

NET INCOME	13,343	8,587	25,114	21,762
Net income attributable to noncontrolling common units of the Operating Partnership	(427)	(302)	(824)	(893)

NET INCOME ATTRIBUTABLE TO THE COMPANY	12,916	8,285	24,290	20,869
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(2,794)	(2,794)
Preferred dividends	(2,402)	(2,402)	(4,804)	(4,804)

Total preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,117	$4,486	$16,692	$13,271

Income from continuing operations available to common stockholders per common share—basic (Notes 1 and 12)	$0.19	$0.12	$0.41	$0.39

Income from continuing operations available to common stockholders per common share—diluted (Notes 1 and 12)	$0.19	$0.12	$0.41	$0.39

Net income available to common stockholders per share—basic (Notes 1 and 12)	$0.25	$0.14	$0.48	$0.40

Net income available to common stockholders per share—diluted (Notes 1 and 12)	$0.25	$0.14	$0.47	$0.40

Weighted average common shares outstanding—basic (Notes 1 and 12)	35,964,762	32,351,044	34,404,608	32,403,829

Weighted average common shares outstanding—diluted (Notes 1 and 12)	35,964,783	32,381,038	34,430,931	32,424,889

Dividends declared per common share	$0.350	$0.580	$0.930	$1.160

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2007 AS PREVIOUSLY REPORTED	$121,582	32,765,893	$328	$658,894	$(87,512)	$693,292	$38,309	$731,601
Cumulative change from adoption of new accounting principles (Note 1)				36,258	(3,050)	33,208	2,225	35,433

BALANCE AT DECEMBER 31, 2007 AS ADJUSTED	121,582	32,765,893	328	695,152	(90,562)	726,500	40,534	767,034
Net income					20,869	20,869	893	21,762
Repurchase of common stock		(299,777)	(3)	(14,767)		(14,770)		(14,770)
Issuance of share-based compensation awards		184,245	2	2,165		2,167		2,167
Non-cash amortization of share-based compensation				4,867		4,867		4,867
Exercise of stock options		1,000		21		21		21
Exchange of common units of the Operating Partnership		985		17		17	(17)	—
Adjustment for noncontrolling interest (Notes 1 and 4)				171		171	(171)	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($1.16 per share/unit)					(37,931)	(37,931)	(2,535)	(40,466)

BALANCE AT JUNE 30, 2008	$121,582	32,652,346	$327	$687,626	$(115,222)	$694,313	$38,704	$733,017

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2008 AS ADJUSTED (NOTE 1)	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					24,290	24,290	824	25,114
Issuance of common stock (Note 5)		10,062,500	100	191,550		191,650		191,650
Repurchase of common stock (Note 5)		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards (Note 6)		55,998		7,321		7,321		7,321
Non-cash amortization of share-based compensation				5,798		5,798		5,798
Exchange of common units of the Operating Partnership (Note 4)		30,598		516		516	(516)	—
Adjustment for noncontrolling interest (Notes 1 and 4)				(835)		(835)	835	—
Preferred distributions and dividends					(7,598)	(7,598)		(7,598)
Dividends declared per common share and common unit ($0.93 per share/unit)					(34,823)	(34,823)	(1,620)	(36,443)

BALANCE AT JUNE 30, 2009	$121,582	43,148,762	$431	$901,747	$(155,183)	$868,577	$29,426	$898,003

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,114	$21,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	44,259	41,010
Increase in provision for uncollectible tenant receivables	158	283
(Decrease) increase in provision for uncollectible deferred rent receivables	(6)	3,376
Depreciation of furniture, fixtures and equipment	406	392
Non-cash amortization of share-based compensation awards	5,543	7,229
Non-cash amortization of deferred financing costs and debt discount	5,018	3,907
Non-cash amortization of above/below market rents, net	(300)	(335)
Net gain on dispositions of discontinued operations (Note 2)	(2,485)	(234)
Non-cash amortization of deferred revenue related to tenant improvements	(5,142)	(3,782)
Insurance proceeds received for a property casualty loss	—	(531)
Changes in assets and liabilities:
Marketable securities	(913)	(1,699)
Current receivables	2,650	765
Deferred rent receivables	(4,205)	(2,647)
Deferred leasing costs	(284)	(669)
Prepaid expenses and other assets	(2,383)	(2,595)
Accounts payable, accrued expenses and other liabilities	(8,435)	(5,935)
Deferred revenue	(791)	1,870
Rents received in advance and tenant security deposits	2,698	1,953

Net cash provided by operating activities	60,902	64,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(17,729)	(13,714)
Expenditures for development and redevelopment properties	(10,954)	(37,726)
Net proceeds received from dispositions of operating properties (Note 2)	4,933	275
Insurance proceeds received for a property casualty loss	—	531
Decrease (increase) in restricted cash	81	(210)
Receipt of principal payments on notes receivable	71	66

Net cash used in investing activities	(23,598)	(50,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 5)	191,650
Borrowings on unsecured line of credit (Note 1)	70,000	63,000
Repayments on unsecured line of credit (Note 1)	(228,000)	(15,000)
Principal payments on secured debt	(15,396)	(6,182)
Repurchase of common stock (Note 5)	(2,725)	(14,770)
Financing costs	(1,044)	(523)
Proceeds from exercise of stock options	—	21
Dividends and distributions paid to common stockholders and common unitholders	(40,396)	(39,655)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(7,598)	(7,598)

Net cash used in financing activities	(33,509)	(20,707)

Net increase (decrease) in cash and cash equivalents	3,795	(7,365)
Cash and cash equivalents, beginning of period	9,553	11,732

Cash and cash equivalents, end of period	$13,348	$4,367

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $3,387 and $8,388 at June 30, 2009 and 2008, respectively	$19,567	$17,858

NON-CASH INVESTING TRANSACTIONS:
Tenant improvements funded directly by tenants to third parties	$1,360	$18,493

Accrual for expenditures for operating properties and development and redevelopment properties	$3,309	$4,896

NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$15,705	$20,212

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 6)	$17,569	$10,050

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$516	$17

Accrual of public facility bond obligation		$2,781

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of June 30, 2009, the Company’s stabilized portfolio of operating properties was comprised of 92 office buildings (the “Office Properties”) and 41 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of June 30, 2009, the Office Properties were approximately 83.5% leased to 286 tenants, and the Industrial Properties were approximately 90.2% leased to 58 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties and one industrial property that the Company is in the process of re-entitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of June 30, 2009, there was one development property in the lease-up phase, which encompasses approximately 51,000 rentable square feet of new medical office space and is located in the San Diego region of Southern California.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 96.2% general partnership interest as of June 30, 2009. The remaining 3.8% common limited partnership interest in the Operating Partnership as of June 30, 2009, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 4). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 8-K filed with the SEC on May 6, 2009.

Change in Cash Flow Presentation

In the consolidated statements of cash flows, the Company has presented gross borrowings on the unsecured line of credit separate from repayments on the unsecured line of credit. Previously, the presentation was reflected on a net basis. The change had no impact on cash flows from financing activities or any other financial statement information.

Accounting Pronouncements Adopted January 1, 2009

Pronouncements Affecting the Company’s 3.25% Exchangeable Senior Notes and Related Capped Call Option Transactions

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which impacted the accounting for the Company’s 3.25% Exchangeable Senior Notes (the “Notes”).

FSP APB 14-1 requires the initial proceeds from convertible debt that may be settled in cash, including partial cash settlements, to be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt does not equal the contractual rate of interest on the convertible debt, which is how interest expense was historically reported under previous accounting literature. Interest expense will now be recorded at a rate that reflects the issuer’s conventional debt borrowing rate at the date of issuance. Under this pronouncement, the Company recorded the liability component of the Notes at an initial fair value of $416.2 million, calculated based on the present value of the contractual cash flows discounted at an appropriate comparable market conventional debt borrowing rate at the date of issuance of the Notes. The Company recorded a $38.7 million equity component of the Notes, net of issuance costs, representing the difference between the initial proceeds received and the fair value of the liability component at the issuance date. The difference between the Notes’ principal amount and the fair value will be reported as a discount on the Notes that is accreted using the effective interest method as additional interest expense over the period the Notes are expected to remain outstanding. A portion of this additional interest expense is capitalized to the development and redevelopment balances qualifying for interest capitalization each period in accordance with Statement of Financial Accounting Standards No. 34 “Capitalization of Interest.”

The effect of the adoption of FSP APB 14-1 on the Company’s consolidated balance sheets and consolidated statements of operations for the periods presented is shown in the table under the caption “Impact of New Accounting Pronouncements Adopted January 1, 2009” presented at the end of this section of Note 1. The adoption of FSP APB 14-1 had no impact on the Company’s consolidated cash flows from operating, investing or financing activities. See Note 3 for further information on the Notes.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pronouncement Affecting the Presentation of Noncontrolling (Minority) Interests in the Operating Partnership

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that amounts formerly reported as minority interests in the Company’s consolidated financial statements be reported as noncontrolling interests. In connection with the issuance of SFAS 160, certain revisions were also made to EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). These revisions clarify that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to evaluation under EITF D-98 to determine the appropriate balance sheet classification and measurement of such instruments.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pronouncement Affecting Treatment of Nonvested Share-Based Payments in Net Income Available to Common Stockholders Per Share

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

In accordance with the guidance, the provisions of FSP EITF 03-6-1 were applied retrospectively to the Company’s consolidated statements of operations and calculation of net income available to common stockholders per share for all periods presented. As a result of the adoption of FSP EITF 03-6-1, the effect of the Company’s outstanding nonvested shares of common stock (“nonvested shares”) and restricted stock units (“RSUs”) will be included in both the Company’s basic and diluted per share computations for net income available to common stockholders using the two-class method. Prior to adopting FSP EITF 03-6-1, the impact of nonvested shares and RSUs were included only in diluted per share computations for net income available to common stockholders by reflecting them in the Company’s calculation of weighted average shares outstanding by application of the treasury stock method. The effect of the adoption of FSP EITF 03-6-1 on the Company’s consolidated statement of operations for the periods presented is shown in the table under the caption “Impact of New Accounting Pronouncements Adopted January 1, 2009” presented at the end of this section of Note 1. In addition, the Company believes that the adoption of FSP EITF 03-6-1 will not have a material impact to the Company’s per share computations for net income available to common stockholders in the future, based upon the share-based compensation programs currently in place.

See Note 12 for the calculations of basic and diluted per share computations of net income available to common stockholders for the three and six months ended June 30, 2009 and 2008.

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

The adoption of SFAS 141(R) did not have any effect on the Company’s consolidated financial statements, results of operations, or cash flows for the three and six months ended June 30, 2009. The Company anticipates that the adoption of SFAS 141(R) could have an impact on the cost allocation of future acquisitions and will require the Company to expense acquisition costs for future property acquisitions. While the Company believes the impact of the adoption of SFAS 141(R) will not be material to the Company in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Asset retirement obligations initially measured under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Impact of New Accounting Pronouncements Adopted January 1, 2009

	As of June 30, 2009
	As Computed Before New Accounting Pronouncements	Adjustments		As Adjusted
		FSP APB 14-1	SFAS 160
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,919,714	$4,223		$1,923,937
Deferred financing costs, net	5,474	(224)		5,250
Total assets	2,083,583	3,999		2,087,582
Liabilities:
Exchangeable senior notes, net	457,470	(23,338)		434,132
Total liabilities	1,139,279	(23,338)		1,115,941
Noncontrolling Interest:
Noncontrolling interest	102,028		(28,390)	73,638
Equity:
Additional paid-in capital	864,749	36,998		901,747
Distributions in excess of earnings	(144,486)	(10,697)		(155,183)
Total stockholders’ equity	842,276	26,301		868,577
Noncontrolling interest	—	1,036	28,390	29,426
Total equity	842,276	27,337	28,390	898,003
Total liabilities, noncontrolling interest and equity	2,083,583	3,999	—	2,087,582

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
		FSP APB 14-1	SFAS 160
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,939,244	$3,583		$1,942,827
Deferred financing costs, net	6,131	(248)		5,883
Total assets	2,099,583	3,335		2,102,918
Liabilities:
Exchangeable senior notes, net	457,010	(27,118)		429,892
Total liabilities	1,341,512	(27,118)		1,314,394
Noncontrolling Interest:
Noncontrolling interest	102,006		(28,368)	73,638
Equity:
Additional paid-in capital	663,471	36,651		700,122
Distributions in excess of earnings	(129,319)	(7,733)		(137,052)
Total stockholders’ equity	656,065	28,918		684,983
Noncontrolling interest	—	1,535	28,368	29,903
Total equity	656,065	30,453	28,368	714,886
Total liabilities, noncontrolling interest and equity	2,099,583	3,335	—	2,102,918

	For the Three Months Ended
	June 30, 2009			June 30, 2008
	As Computed Before New Accounting Pronouncements	Adjustments	As Adjusted	As Previously Reported	Adjustments	Reclass	As Adjusted
		FSP APB 14-1			FSP APB 14-1	Discontinued Operations(3)
	(in thousands)
Statement of Operations:
Interest expense	$10,339	$1,558	$11,897	$9,448	$1,168		$10,616
Total expenses	59,002	1,558	60,560	60,491	1,168	(28)	61,631
Net income(1)	14,901	(1,558)	13,343	9,755	(1,168)		8,587
Net income attributable to the Company(2)	14,404	(1,488)	12,916	9,380	(1,095)		8,285
Net income available to common stockholders	10,605	(1,488)	9,117	5,581	(1,095)		4,486
Income from continuing operations available to common stockholders per share—basic	0.23	(0.04)	0.19	0.16	(0.03)	(0.01)	0.12
Income from continuing operations available to common stockholders per share—diluted	0.23	(0.04)	0.19	0.16	(0.03)	(0.01)	0.12
Net income available to common stockholders per share—basic	0.29	(0.04)	0.25	0.17	(0.03)		0.14
Net income available to common stockholders per share—diluted	0.29	(0.04)	0.25	0.17	(0.03)		0.14

(1)	Represents net income in accordance with SFAS 160, which includes net income attributable to both the Company and the noncontrolling interests.
(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units in accordance with SFAS 160.
(3)	Represents the amounts associated with the property sold in June 2009 that have been reclassified to discontinued operations.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended
	June 30, 2009				June 30, 2008
	As Computed Before New Accounting Pronouncements	Adjustments		As Adjusted	As Previously Reported	Adjustments		Reclass	As Adjusted
		FSP APB 14-1	EITF 03-6-1			FSP APB 14-1	EITF 03-6-1	Discontinued Operations(3)
	(in thousands)
Statement of Operations:
Interest expense	$21,003	$3,112		$24,115	$19,161	$2,320			$21,481
Total expenses	118,169	3,112		121,281	117,123	2,320		(56)	119,387
Net income(1)	28,226	(3,112)		25,114	24,082	(2,320)			21,762
Net income attributable to the Company(2)	27,255	(2,965)		24,290	23,043	(2,174)			20,869
Net income available to common stockholders	19,657	(2,965)		16,692	15,445	(2,174)			13,271
Income from continuing operations available to common stockholders per share—basic	0.51	(0.09)	(0.01)	0.41	0.47	(0.07)		(0.01)	0.39
Income from continuing operations available to common stockholders per share—diluted	0.50	(0.09)		0.41	0.47	(0.07)		(0.01)	0.39
Net income available to common stockholders per share—basic	0.57	(0.09)		0.48	0.48	(0.07)	(0.01)		0.40
Net income available to common stockholders per share—diluted	0.57	(0.09)	(0.01)	0.47	0.48	(0.07)	(0.01)		0.40

(1)	Represents net income in accordance with SFAS 160, which includes net income attributable to both the Company and the noncontrolling interests.
(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units in accordance with SFAS 160.
(3)	Represents the amounts associated with the property sold in June 2009 that have been reclassified to discontinued operations.

Accounting Pronouncements Adopted April 1, 2009

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP SFAS 157-4 did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted the provisions of FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1” and “APB 28-1”). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption (see Note 7). The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements.

Effective for the second quarter of 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS 165 also requires disclosure of the date through which subsequent events are evaluated by management (see Note 13). The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the accounting for contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009. The adoption of FSP SFAS 141(R)-1 did not have any impact on the Company’s financial statements.

2.    Disposition

During the second quarter of 2009, the Company sold the following property:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
12400 Industry Street Garden Grove, CA	Industrial	June	1	64,200	$5.1

For both the three and six months ended June 30, 2009, the Company recorded a net gain of approximately $2.5 million in connection with the disposition noted above. The income and net gain on disposition of this property was included in discontinued operations (see Note 11).

3.    Unsecured and Secured Debt

Unsecured Line of Credit

The Company has a $550 million unsecured line of credit (the “Credit Facility”), under which the Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature. As of June 30, 2009, the Company had borrowings of $94 million outstanding under the Credit Facility and borrowing capacity of approximately $456 million. During the six months ended June 30, 2009, the Company used the net proceeds of $191.7 million from its common stock offering to repay borrowings under the Credit Facility (see Note 5). The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (1.29% at June 30, 2009). The Credit Facility matures in April 2010 with a feature to extend the maturity for one year at the Company’s option. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company intends to reborrow amounts under the Credit Facility from time to

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time for general corporate purposes, including to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt.

3.25% Exchangeable Senior Notes and Related Capped Call Option Transactions

At June 30, 2009, the Operating Partnership had $460 million in aggregate stated principal amount of Notes outstanding. Interest is payable on the Notes semi-annually in arrears on April 15th and October 15th of each year at a contractual interest rate of 3.25%. The Notes mature on April 15, 2012. The Notes were issued at a 1% discount of $4.6 million.

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

Upon exchange, the holders of the Notes will receive (i) cash up to the principal amount of the Notes and (ii) to the extent the exchange value exceeds the principal amount of the Notes, shares of the Company’s common stock. At any time prior to November 15, 2011, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Notes, to settle all of the future exchange obligations of the Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period. The exchange rate at June 30, 2009 was equal to 11.3636 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.00 per common share. This exchange rate is subject to adjustment under certain circumstances including increases the Company’s common dividends. The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price at June 30, 2009 and December 31, 2008, and thus the exchange option was out-of-the-money at these dates.

Upon the adoption of FSP APB 14-1 by the Company on a retrospective basis effective January 1, 2009 as discussed further in Note 1, the Company recorded a $38.7 million equity component for the Notes, net of issuance costs, representing the difference between the initial proceeds received from the issuance of the Notes and the fair value of the liability component of the Notes at the date of issuance. The Company also allocated approximately $0.5 million of the initial Notes origination costs to the equity component in accordance with FSP APB 14-1. Upon the adoption of FSP APB 14-1 the liability component of the Notes on the consolidated balance sheets was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Liability component:
Principal amount of Notes	$460,000	$460,000
Unamortized discount	(25,868)	(30,108)

Net carrying amount of Notes	$434,132	$429,892

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unamortized discount is being amortized into interest expense from the April 2007 issuance date of the Notes through the April 2012 maturity date of the Notes using the effective interest method. The amortization of this discount results in an effective interest rate on the Notes of 5.45%. During the three and six months ended June 30, 2009 and 2008, the total interest expense attributable to the Notes, before the effect of capitalized interest, was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
3.25% contractual interest payments	$3,737	$3,737	$7,475	$7,475
Amortization of discount	2,144	2,031	4,240	4,018

Interest expense attributable to the Notes	$5,881	$5,768	$11,715	$11,493

In connection with the offering of the Notes, the Operating Partnership entered into the Capped Calls with JPMorgan Chase Bank, National Association, Bank of America, N.A. and Lehman Brothers OTC Derivatives Inc. (“Lehman”) as counterparties. The Capped Calls, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes and do not affect the holders’ rights under the Notes. The Capped Calls referenced, subject to customary anti-dilution adjustments, a total of 5,224,708 shares of the Company’s common stock at a strike price of $88.00, which corresponds to the exchange price of the Notes. The Capped Call entered into with each counterparty referenced one third of the total referenced shares. The economic impact of these Capped Calls is to mitigate the dilutive impact on the Company as if the conversion price were increased from $88.00 to $102.72 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share. If, however, the market value per share of the Company’s common stock were to exceed $102.72 per common share then the dilution mitigation under the Capped Calls would be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72. The cost of the Capped Calls was approximately $29.1 million and was recorded as a reduction of additional paid-in-capital in stockholders’ equity on the Company’s consolidated balance sheets.

In October 2008, Lehman filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing of the bankruptcy, Lehman defaulted on its one-third of the Capped Calls. In the fourth quarter of 2008 in accordance with the Capped Call agreement with Lehman, the Company early terminated its Capped Call with Lehman and sent a demand letter to Lehman requesting payment of the required termination fee. At this time it is not known what amount of funds, if any, will be available to satisfy creditors’ claims with respect to the Lehman bankruptcy, including the termination payment owed to the Company. The remaining Capped Calls are expected to terminate upon the earlier of the maturity date of the related Notes or the first day all the related Notes are no longer outstanding due to exchange.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, a minimum consolidated tangible net worth and a minimum unsecured debt ratio. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants at June 30, 2009.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense, discount and loan cost amortization net of capitalized interest, discount and loan cost amortization for the three and six months ended June 30, 2009 and 2008. The interest and loan cost amortization are capitalized as a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Gross interest expense and loan cost/discount amortization	$14,170	$15,804	$28,451	$31,743
Capitalized interest and loan cost/discount amortization	(2,273)	(5,188)	(4,336)	(10,262)

Interest expense	$11,897	$10,616	$24,115	$21,481

4.    Noncontrolling Interests

Preferred Unitholders

As of both June 30, 2009 and December 31, 2008, the Company had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes in this noncontrolling interest during the three and six months ended June 30, 2009 and 2008.

Common Units of the Operating Partnership

The Company owned a 96.2%, 95.0% and 93.7% common general partnership interest in the Operating Partnership as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The remaining 3.8%, 5.0% and 6.3% common limited partnership interest as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common units. There were 1,723,131 and 1,753,729 common units outstanding as of June 30, 2009 and December 31, 2008, respectively. The common units are presented as noncontrolling interests in the equity section of the consolidated balance sheets. The common units may be redeemed by unitholders for cash. The Company, at its option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $34.3 million and $56.9 million at June 30, 2009 and December 31, 2008, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

During the second quarter of 2009, an aggregate 30,598 common limited partnership units of the Operating Partnership were exchanged for shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common unitholders.

5.    Stockholders’ Equity

Issuance of Common Stock

In June 2009, the Company completed an underwritten public offering of 10,062,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $191.7 million. The Company used the net proceeds from the offering to repay a portion of the borrowings under the Credit Facility.

Share Repurchases

During the first quarter of 2009, the Company accepted the return, at the current quoted market price, of 86,482 shares of its common stock from certain key employees in accordance with the provisions of its incentive stock plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during this period.

6.    Share-Based Compensation

Share-Based Incentive Plan

At June 30, 2009, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”). The number of shares originally authorized for issuance under the 2006 Plan was 1,535,000 shares of common stock. In May 2009, the Company’s stockholders approved an amendment to the 2006 Plan pursuant to which an additional 1,595,000 shares of common stock have become reserved and available for future issuance under the 2006 Plan. The Company intends to file with the SEC a Registration Statement on Form S-8 covering the additional shares of the Company’s common stock issuable under the 2006 Plan as a result of the amendment. The amendment, which was included as an exhibit on Form 8-K filed with the SEC on May 27, 2009, also made certain changes regarding how awards are counted against the number of shares available for issuance under the 2006 Plan. As of June 30, 2009, 2,083,511 shares of common stock were available to be granted under the 2006 Plan. Under the Company’s Stock Award Deferral Program, participants may defer receipt of certain awards of nonvested shares that may be granted under the 2006 Plan by electing to receive an equivalent number of RSUs in lieu of such awards of nonvested shares.

The following summarizes the share-based compensation programs approved and the share-based awards granted during the six months ended June 30, 2009 and the 2007 share-based compensation program for the executive officers that was still in the performance period as of June 30, 2009.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Executive Officer Share-Based Compensation Programs

2009 Program

In January 2009, the Executive Compensation Committee approved the 2009 Annual Bonus Program, which allows the executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2009. Performance will be measured independently for each corporate performance measure based on the achievement of certain target levels of performance. It is anticipated that any amounts earned up to the first 50% of the applicable target award for each performance measure will be paid in cash and any portion earned of the remaining 50% of the applicable target award for each performance measure will be paid in RSUs. The Company anticipates that any cash earned under this program would be paid during the first quarter of 2010 and any RSUs earned under this program would be issued during the first quarter of 2010. Awards of RSUs earned under the 2009 Annual Bonus Program are expected to vest in two equal installments on December 31, 2010 and December 31, 2011. Vesting would be based on continued employment through the applicable vesting dates.

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

As of June 30, 2009, the Company was still in the performance period for the development leasing component of the DPP. The incentive award that may be earned under the development leasing component of the DPP will be based on whether certain future leasing targets are achieved for development and redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. The Company currently estimates that any shares of common stock or other equity-based instruments earned under the development leasing component of the DPP would be granted in the second half of 2009.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-employee Board Member Share-Based Compensation Program

In June 2009, the Executive Compensation Committee granted an aggregate of 4,958 nonvested shares and 19,832 nonvested RSUs to non-employee board members as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation program. The total compensation cost for these awards was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $20.17 on the grant date of June 15, 2009. These awards vest in equal annual installments over two years, subject to continued service.

Summary of Nonvested Shares

A summary of the status of the Company’s nonvested shares as of January 1, 2009 and changes during the six months ended June 30, 2009 is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	223,166	$66.33
Granted(1)	4,958	20.17
Vested(1)	(14,158)	60.95

Nonvested at June 30, 2009	213,966	$65.62

(1)	This summary does not include the 51,040 shares of common stock awarded under the completion component of the DPP as the shares were fully-vested upon issuance.

The total fair value of shares that vested during the six months ended June 30, 2009 and 2008 was $0.3 million and $2.6 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

Summary of RSUs

A summary of the status of the Company’s RSUs as of January 1, 2009 and changes during the six months ended June 30, 2009, is presented below:

	Nonvested RSUs	Vested RSUs	Total RSUs	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	7,468	220	7,688	$53.18
Granted	589,805	—	589,805	26.71
Vested	(3,736)	3,736	—	53.58
Issuance of dividend equivalents	—	14,885	14,885	22.81

Outstanding at June 30, 2009	593,537	18,841	612,378	$27.28

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $3.0 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively, and $6.1 million and $7.8 million for the six months ended June 30, 2009 and 2008, respectively. Of the total share-based compensation cost, $0.2 million and $0.3 million were capitalized as part of real estate assets for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million was capitalized as part of real estate assets for both the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was approximately $14.1 million of total unrecognized compensation cost related to nonvested awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.3 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to June 30, 2009. The $14.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2009 Annual Bonus Program or the development leasing component of the DPP discussed above since share-based awards have not been granted under these programs as of June 30, 2009. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs.

7.    Fair Value of Financial Instruments

Financial Instruments Reported at Fair Value

The only financial instruments recorded at fair value in the Company’s consolidated financial statements are the marketable securities related to the Kilroy Realty Corporation 2007 Deferred Compensation Plan (“Deferred Compensation Plan”). The following table sets forth the fair value of the Company’s marketable securities at June 30, 2009 and December 31, 2008.

	Fair Value at
Description	June 30, 2009 (Level 1)(1)	December 31, 2008 (Level 1)(1)
	($ in thousands)
Marketable Securities	$2,801	$1,888

(1)	Based on quoted prices in active markets for identical securities.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of the Company’s remaining financial assets and liabilities as of June, 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)
Assets
Notes receivable	$10,753	$10,608	$10,824	$10,343
Liabilities
Secured debt	300,944	297,426	316,456	296,438
Notes	434,132	377,200	429,892	305,767
Unsecured senior notes	144,000	130,379	144,000	111,065
Credit Facility	94,000	91,352	252,000	237,898

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments and the Company’s estimates for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flows.

The Company estimated the fair value for its notes receivable by performing discounted cash flow analyses using an appropriate market rate for a similar type of instrument. The Company determined the fair value of its secured debt, unsecured senior notes, and Credit Facility by performing discounted cash flow analyses using an appropriate market discount rate for similar types of instruments. The Company determines the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or period-end LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt and then adding an appropriate market credit spread derived from market information obtained from third-party financial institutions. These market credit spreads take into account factors, including but not limited to, the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

The Company determines the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period, or, if a closing trading price is not available due to limited trading volume, based upon bid-ask spreads from third-party brokers.

With respect to the fair value calculations at June 30, 2009, the Company assumed LIBOR rates were at or above 2.0% for the purposes of determining the market discount rate since market information obtained from third-party financial institutions supported that current LIBOR-based debt pricing would not price LIBOR below 2.0%. With respect to the fair value calculations at December 31, 2008, the Company incorporated an additional 250 basis points to the market credit spreads used to calculate fair value to adjust for the uncertainty and liquidity risk inherent in the market at that time due to the lack of available credit and tightening of the credit markets. The Company did not include such an adjustment for the fair value calculations at June 30, 2009 since credit has begun to become more available, and the Company believes that market credit spreads obtained from third-party financial institutions include appropriate liquidity risk adjustments.

8.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative non-cash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant at June 30, 2009. The Company stopped recognizing revenue associated with this lease as of April 1, 2008.

The Company leases the land at Kilroy Airport Center, Phase IV in Long Beach, California for future development opportunities. This land is adjacent to the Company’s Office Properties at Kilroy Airport Center, Long Beach. The lease expires in July 2084, subject to the Company’s option to terminate the lease early upon written notice to the landlord. This option to terminate is scheduled to expire in October 2009. Should the Company elect not to terminate the lease, the ground lease obligation will be subject to fair market rental adjustments in October 2009 and at scheduled dates thereafter.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Significant Lease Terminations

During the first quarter of 2009, Accredited Home Lenders, Inc. (“Accredited”), the Company’s tenth largest tenant at March 31, 2009 based on annualized base rental revenues, notified the Company that it would like to downsize its lease obligation. At March 31, 2009, the Company increased its provision for bad debts by approximately $1.4 million related to Accredited’s deferred rent receivable balance.

On April 29, 2009, Accredited notified the Company of its intent to abandon its interest in the leased premises. On May 26, 2009, the United States Bankruptcy Court for the District of Columbia approved Accredited’s motion to reject its lease encompassing 181,955 rentable square feet under Chapter 11 of the Bankruptcy Code. The Company held a $1.9 million letter of credit as credit support under the terms of the lease.

During the second quarter of 2009, the Company drew down the letter of credit and applied approximately $0.3 million against April rent due under the lease from Accredited and $1.6 million against the Accredited deferred rent receivable balance. In addition, during the second quarter of 2009, the Company reversed $1.6 million of the allowance for bad debts related to the Accredited deferred rent receivable balance through the provision for bad debts.

The Company recorded net lease termination fees of approximately $0.9 million and $1.3 million during three and six months ended June 30, 2009, respectively, related to bankruptcy claim distributions received in connection with a 2003 lease termination. These amounts were reported in other property income.

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

The Company evaluates the performance of its segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements and other property income) less property and related expenses (property expenses, real estate taxes, ground leases and provisions for bad debts) and excludes other non-property income and expenses, interest expense, depreciation and amortization and corporate general and administrative expenses. There is no inter-segment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Office Properties:
Operating revenues(1)	$63,090	$61,310	$126,248	$123,784
Property and related expenses	16,010	19,221	34,673	35,424

Net Operating Income	47,080	42,089	91,575	88,360

Industrial Properties:
Operating revenues(1)	7,960	8,166	17,313	16,341
Property and related expenses	1,875	1,086	3,492	2,687

Net Operating Income	6,085	7,080	13,821	13,654

Total Reportable Segments:
Operating revenues(1)	71,050	69,476	143,561	140,125
Property and related expenses	17,885	20,307	38,165	38,111

Net Operating Income	$53,165	$49,169	$105,396	$102,014

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Total Net Operating Income for reportable segments	$53,165	$49,169	$105,396	$102,014
Unallocated other income:
Interest income and other net investment gains	503	184	573	341
Other unallocated expenses:
General and administrative expenses	7,308	9,187	14,361	18,423
Interest expense	11,897	10,616	24,115	21,481
Depreciation and amortization	23,470	21,521	44,640	41,372

Income from continuing operations	10,993	8,029	22,853	21,079
Income from discontinued operations	2,350	558	2,261	683

Net income	13,343	8,587	25,114	21,762
Net income attributable to noncontrolling common units of the Operating Partnership	(427)	(302)	(824)	(893)

Net income attributable to the Company	12,916	8,285	24,290	20,869
Preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)

Net income available to common stockholders	$9,117	$4,486	$16,692	$13,271

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Discontinued Operations

The following table summarizes the components that comprise income from discontinued operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Rental income	$—	$141	$—	$282
Tenant reimbursements	—	12	—	24
Other property income	—	199	—	199

Total revenues(1)	—	352	—	505

Expenses:
Property expenses	31	2	94	4
Real estate taxes	94	11	105	22
Depreciation and amortization	10	15	25	30

Total expenses	135	28	224	56

(Loss) income from discontinued operations before net gain on dispositions of discontinued operations	(135)	324	(224)	449
Net gain on dispositions of discontinued operations	2,485	234	2,485	234

Total income from discontinued operations	$2,350	$558	$2,261	$683

(1)	The property sold in June 2009 (see Note 2) was vacant during the three and six months ended June 30, 2009.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net Income Available to Common Stockholders Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$10,993	$8,029	$22,853	$21,079
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(322)	(267)	(723)	(850)
Preferred distributions and dividends	(3,799)	(3,799)	(7,598)	(7,598)
Allocation of income from continuing operations to participating securities (nonvested shares and RSUs)	(151)	(45)	(303)	(142)

Numerator for basic and diluted income from continuing operations available to common stockholders	$6,721	$3,918	$14,229	$12,489
Discontinued operations	2,350	558	2,261	683
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	(105)	(35)	(101)	(43)
Allocation of income from discontinued operations to participating securities (nonvested shares and RSUs)	(49)	(6)	(45)	(7)

Numerator for basic and diluted net income available to common stockholders	$8,917	$4,435	$16,344	$13,122

Denominator:
Basic weighted average vested shares outstanding	35,964,762	32,351,044	34,404,608	32,403,829
Effect of dilutive securities—stock options and contingently issuable shares	21	29,994	26,323	21,060

Diluted weighted average shares and common share equivalents outstanding	35,964,783	32,381,038	34,430,931	32,424,889

Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.19	$0.12	$0.41	$0.39
Discontinued operations per common share	0.06	0.02	0.07	0.01

Net income available to common stockholders per share	$0.25	$0.14	$0.48	$0.40

Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.19	$0.12	$0.41	$0.39
Discontinued operations per common share	0.06	0.02	0.06	0.01

Net income available to common stockholders per share	$0.25	$0.14	$0.47	$0.40

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2009, 24,000 stock options were not included in the net income available to common stockholders per share calculation as their effect was antidilutive. At June 30, 2009 and 2008, the effect of the assumed conversion of the Notes was not included in the net income available to common stockholders per share calculation as its effect was antidilutive.

13.    Subsequent Events

On July 17, 2009, aggregate dividends, distributions and dividend equivalents of $15.9 million were made to common stockholders, common unitholders and RSU holders of record on June 30, 2009.

The Company has evaluated subsequent events through July 28, 2009, the date the financial statements were issued.

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

Overview and Background

We own, operate and develop office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.2%, 95.0% and 93.7% general partnership interest in the Operating Partnership as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Factors That May Influence Future Results of Operations

Global Market and Economic Conditions.    In the U.S., market and economic conditions continue to be challenging with tighter credit conditions and slower or negative growth through the second quarter of 2009 as compared to the prior year. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued volatility in the U.S. and international capital markets and the recession in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

California Economic Conditions.    The continuing economic crisis has particularly affected the economy of California. The State of California began its fiscal year on July 1, 2009 with a reported budgetary deficit of approximately $26.3 billion. It commenced the next fiscal year without an approved budget for its 2009-2010 fiscal year. On July 2, 2009, the State of California Controller’s Office began to pay obligations to its contractors and tax refunds to taxpayers with registered warrants in lieu of cash. This action could further impact the California economy and aggravate the current recessionary conditions within the state, which could adversely impact the financial conditions of our tenants. In addition, given the budgetary situation in California, there is the possibility that the California State Legislature could revisit the reformation of Proposition 13 and re-evaluate split tax roll legislation. If new property tax legislation were to be enacted, real estate taxes for our properties could increase, which would have an adverse impact on our financial condition, results of operations and cash flows.

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

Leasing Activity and Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding our leasing activity for the three and six months ended June 30, 2009.

Leasing Activity by Segment Type

For Leases That Commenced During the Three Months Ended June 30, 2009

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	9	13	45,592	84,188	9.0%	5.3%	72.2%	54
Industrial Properties	1	2	5,000	223,236	23.3%	9.5%	60.1%	60

Total portfolio	10	15	50,592	307,424	13.4%	6.7%	63.0%	58

Leasing Activity by Segment Type

For Leases That Commenced During the Six Months Ended June 30, 2009

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	13	20	101,940	242,380	9.2%	7.1%	61.8%	51
Industrial Properties	2	4	105,000	338,535	11.4%	(0.4)%	49.1%	70

Total portfolio	15	24	206,940	580,915	9.9%	4.8%	53.7%	62

(1)	Represents leasing activity for leases that commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The increase in rental rates for industrial leases that commenced during the three and six months ended June 30, 2009 was largely due to one lease renewal for approximately 200,600 rentable square feet at an Industrial Property in Orange County. Excluding this lease, the total portfolio change in rental rates on a GAAP basis would have been an increase of 7.9% and 7.6% for the three and six months ended June 30, 2009, respectively. The total portfolio change in rental rates on a cash basis would have been an increase of 4.0% and 3.6% for the three and six months ended June 30, 2009, respectively.

While changes in rents were positive for leases commencing during the three and six month periods ended June 30, 2009, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above current stated rates. Leasing activity statistics for any given period are impacted by the number and mix of leases executed, the terms of the individual leases, and the submarkets in which leasing activity is located. Therefore, current period leasing activity may not be indicative of leasing trends in the future. An extended economic slowdown and continued tightening of the credit markets could have an adverse effect on our tenants and could impact our ability to maintain or increase rental rates in our submarkets.

In general, we have been experiencing decreases in rental rates in many of our submarkets due to current recessionary conditions and other related factors. At June 30, 2009 we believe that the weighted average cash rental rates for our overall portfolio are approximately equal to the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above or below or at the average cash rental rate of our portfolio. Additionally, we are experiencing decreased occupancy rates since leasing negotiations have become protracted and it is generally taking significantly longer for us to lease vacant space. Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economy on our submarkets we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations and cash flows.

Scheduled Lease Expirations.    The following table sets forth certain information regarding our lease expirations for the remainder of 2009 and the next five years, which is in addition to the 1.8 million rentable square feet, or 14.5%, of currently available space in our stabilized portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000’s)(2)
Office Properties:
Remainder of 2009	33	378,200	5.3%	$8,802	4.3%	$23.27
2010	79	1,309,493	18.2	32,315	15.8	24.68
2011	53	522,115	7.3	10,846	5.3	20.77
2012	49	605,828	8.4	16,389	8.0	27.05
2013	40	555,011	7.7	13,914	6.8	25.07
2014	33	934,761	13.0	23,320	11.4	24.95

Total Office	287	4,305,408	59.9%	$105,586	51.6%	$24.52

Industrial Properties:
Remainder of 2009	4	66,360	2.1%	$525	2.0%	$7.91
2010	15	455,493	14.1	3,612	13.5	7.93
2011	12	345,634	10.7	3,217	12.0	9.31
2012	10	591,672	18.3	4,129	15.4	6.98
2013	5	586,508	18.1	4,302	16.1	7.33
2014	8	444,484	13.7	3,504	13.1	7.88

Total Industrial	54	2,490,151	77.0%	$19,289	72.1%	$7.75

Total	341	6,795,559	65.1%	$124,875	54.1%	$18.38

(1)	The information presented reflects leasing activity through June 30, 2009. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space at June 30, 2009.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leases representing approximately 4.3% and 16.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2009 and in 2010, respectively. The leases scheduled to expire during the remainder of 2009 and in 2010 represent approximately 1.7 million rentable square feet of office space, or 17.8% of our total annualized base rental revenue, and 0.5 million rentable square feet of industrial space, or 1.8% of our total annualized base rental revenue, respectively.

Sublease Activity.    Of our leased space at June 30, 2009, approximately 409,300 rentable square feet, or 3.3%, of the square footage in our stabilized portfolio, was available for sublease, compared to 485,600 rentable square feet, or 3.9% at December 31, 2008. The decrease in rentable square feet available for sublease is primarily attributable to the termination of one lease with Accredited in the second quarter of 2009, for approximately 182,000 rentable square feet, which was previously reported as available for sublease (see Note 9 to our consolidated financial statements included in this report for additional information). Of the 3.3% of available sublease space in our stabilized portfolio at June 30, 2009, approximately 2.7% was vacant space, and the remaining 0.6% was occupied. Approximately 50.9%, 32.0% and 17.1% of the available sublease space as of June 30, 2009 is located in the Orange County, San Diego and Los Angeles regions, respectively. Of the approximately 409,300 rentable square feet available for sublease at June 30, 2009, approximately 3,400 rentable square feet representing one lease is scheduled to expire during the remainder of 2009, and approximately 121,700 rentable square feet representing five leases are scheduled to expire in 2010.

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

We believe that a portion of our future potential growth will continue to come from our newly developed or redeveloped properties and our development pipeline. However, while we continue to evaluate development opportunities throughout Southern California and specifically in our core markets, we have currently delayed the timing and reduced the scope of our development program as a result of the economic conditions in our submarkets. As of June 30, 2009, we had no development projects under or committed for construction. At June 30, 2009, we had one development property encompassing approximately 51,000 rentable square feet that was completed in the fourth quarter of 2008. This property is currently in the lease-up phase and has not yet been leased. As of June 30, 2009 we also had three development buildings, which we added to the stabilized portfolio in 2008, encompassing approximately 160,000 rentable square feet, that have not yet reached stabilized occupancy of 95%. The average occupancy for these three buildings was approximately 13% at June 30, 2009.

We believe that other possible sources of potential future growth are redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to evaluate redevelopment opportunities within our portfolio when there is limited land for development in our strategic submarkets. We had no redevelopment properties in-process as of June 30, 2009.

In light of current economic conditions, we may be unable to lease committed or completed development or redevelopment properties at expected rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flow.

Delays and scope reductions in our development program impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. As of June 30, 2009, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $250 million. During the first and second quarters of 2009, we did not capitalize interest and carry costs on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million, as we determined these projects did not qualify for interest and other carry cost capitalization under GAAP. Additional delays and scope reductions could further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization and thus could further impact our results from operations.

City of San Diego.    Given the geographic concentration of our future development pipeline in San Diego County, our future operating results may be affected by (i) the city of San Diego’s current financial difficulties, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego, state and federal agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation, including new regulations by the Air Resource Board that may impact the operation and cost of construction and industrial equipment, and mandatory energy and sustainable building code requirements, (v) the potential new building permit moratorium due to state and regional water agencies not issuing new water meters because of new water rationing guidelines, and (vi) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development and market conditions in this important region. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

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

Share-Based Compensation.    As of June 30, 2009, there was $14.1 million of total unrecognized compensation cost related to outstanding nonvested awards issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The $14.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2009 Annual Bonus Program or the development leasing component of the DPP since share-based awards have not been granted under these programs as of June 30, 2009. The compensation cost that will be recorded related to these programs will be based on the amounts ultimately earned and granted under these programs. See Note 6 to our consolidated financial statements included with this report for additional information regarding these programs.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of date of filing, based upon annualized rental revenues at June 30, 2009.

Tenant Name	Property Segment	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
		(in thousands)
Intuit, Inc.	Office	$15,005	5.1%	November 1997	Various	(3)
Scripps Health	Office	12,336	4.2	July 2004	Various	(4)
Bridgepoint Education, Inc.(5)	Office	10,501	3.6	April 2007	Various	(6)
Cardinal Health, Inc.	Office	10,087	3.4	July 2007	Various	(7)
DIRECTV, Inc.	Office	8,540	2.9	November 1996	July 2014
AMN Healthcare, Inc.	Office	8,341	2.8	July 2003	July 2018
Fish & Richardson P.C.	Office	6,071	2.1	October 2003	October 2018
The Boeing Company	Office/Industrial	5,905	2.0	August 1984	Various	(8)
Epson America, Inc.	Office	5,538	1.9	October 1999	Various	(9)
Verenium Corporation	Office	5,158	1.8	November 2000	Various	(10)
Hewlett-Packard Company	Office	4,348	1.5	October 1999	April 2012
Fair, Isaac and Company, Incorporated	Office	4,006	1.4	August 2003	July 2010
Avnet, Inc.	Office	3,768	1.3	March 2003	February 2013
Epicor Software Corporation	Office	3,509	1.2	September 1999	August 2009	(11)
Scan Health Plan	Office	3,465	1.2	February 1996	June 2015

Total		$106,578	36.4%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of June 30, 2009.
(2)	Represents the date of the first relationship between the tenant and us or our predecessor.
(3)	The Intuit, Inc. leases, which contribute $1.5 million and $13.5 million of annualized base rental revenues, expire in August 2010 and August 2017, respectively.
(4)	The Scripps Health leases, which contribute $5.2 million and $7.1 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.
(5)	Bridgepoint Education, Inc. (“Bridgepoint”) is presently expected to increase its current occupancy of 216,941 rentable square feet to 315,592 rentable square feet in phases through the third quarter of 2010. This anticipated expansion will increase our annualized base rental revenue from Bridgepoint to approximately $14.8 million in the third quarter of 2010. Bridgepoint is currently projected to become our second largest tenant during the second half of 2009, based on annualized base rental revenues.
(6)	The Bridgepoint leases, which contribute $0.8 million, $2.0 million and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018 and September 2018, respectively.
(7)	The Cardinal Health, Inc. leases, which contribute $0.8 million and $9.2 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.
(8)	The Boeing Company leases, which contribute $5.4 million and $0.5 million of annualized base rental revenues, expire in July 2010 and October 2010, respectively.
(9)	The Epson America, Inc. lease contributes $5.5 million of annualized base rental revenues, of which $0.6 million and $4.9 million of annualized base rental revenues, expires in October 2009 and October 2019, respectively. Epson America, Inc. is expected to vacate approximately 26,800 rentable square feet that expires in October 2009.
(10)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.
(11)	Epicor Software Corporation is expected to vacate the premises when the lease expires in August 2009.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from June 30, 2008 to June 30, 2009. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.3 million rentable square feet, or 2.8%, to 12.3 million rentable square feet at June 30, 2009 as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total at June 30, 2008	86	8,088,678	43	3,876,121	129	11,964,799
Properties added from the Development and Redevelopment Portfolios	6	562,414			6	562,414
Disposition(1)			(1)	(64,200)	(1)	(64,200)
Properties not in service due to re-entitlement(2)			(1)	(157,458)	(1)	(157,458)
Remeasurement		(52)				(52)

Total at June 30, 2009	92	8,651,040	41	3,654,463	133	12,305,503

(1)	In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” the operating results and gains (losses) on property sales of real estate assets sold are included in discontinued operations in the consolidated statement of operations.
(2)	We removed one property, which is in the process of being re-entitled for residential use, from the Orange County stabilized industrial portfolio in 2008. If the re-entitlement is successful, we will re-evaluate the strategic options for the property, including the potential disposition of the asset.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			6/30/2009	3/31/2009	12/31/2008
Office Properties:
Los Angeles County	25	3,006,509	89.0%	88.5%	92.1%
San Diego County	57	5,020,752	80.9	84.0	83.1
Orange County	5	277,340	61.3	66.9	67.9
Other	5	346,439	92.8	92.8	94.2

	92	8,651,040	83.5	85.4	86.2

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	40	3,462,410	89.7	92.3	96.1

	41	3,654,463	90.2	92.7	96.3

Total stabilized portfolio	133	12,305,503	85.5%	87.6%	89.2%

	Average Occupancy for Three Months Ended June 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2009	2008	2009	2008
Office Properties	84.2%	94.0%	84.8%	94.1%
Industrial Properties	89.8	90.8	89.8	94.6
Total portfolio	85.9%	92.9%	86.4%	94.3%

	Average Occupancy for Six Months Ended June 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2009	2008	2009	2008
Office Properties	84.7%	94.2%	85.4%	94.3%
Industrial Properties	91.4	92.7	91.4	96.6
Total portfolio	86.8%	93.7%	87.3%	95.1%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized at June 30, 2009.

As of June 30, 2009, the Office Properties and Industrial Properties represented approximately 88.4% and 11.6%, respectively, of our total annualized base rental revenue.

Current Regional Information

Los Angeles County.    Our Los Angeles County stabilized office portfolio of 3.0 million rentable square feet was 89.0% occupied with approximately 332,000 vacant rentable square feet as of June 30, 2009, compared to 92.1% occupied with approximately 236,800 vacant rentable square feet as of December 31, 2008. The decrease in Los Angeles County stabilized office portfolio occupancy is primarily attributable to one lease with one tenant that expired during the first quarter of 2009, which represented approximately 94,800 rentable square feet. As of June 30, 2009, leases representing an aggregate of approximately 121,000 and 833,100 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2009 and 2010 represents approximately 34.0% of the total occupied rentable square feet in this region and 10.0% of our annualized base rental revenues for our total stabilized portfolio. Of the 954,100 rentable square feet scheduled to expire during the remainder of 2009 and 2010, approximately 425,700 and 302,100 rentable square feet are located in the El Segundo and West Los Angeles submarkets, respectively. Over the last eighteen months, the El Segundo Class A office and West Los Angeles office markets have experienced an increase in total vacancy from 11.3% to 14.1% and 7.7% to 17.4%, respectively.

San Diego County.    Our San Diego County stabilized office portfolio of 5.0 million rentable square feet was 80.9% occupied with approximately 960,900 vacant rentable square feet as of June 30, 2009, compared to 83.1% occupied with approximately 849,800 vacant rentable square feet as of December 31, 2008. The decrease in San Diego County stabilized office portfolio occupancy was primarily due to the termination of one lease with Accredited for approximately 182,000 rentable square feet (see Note 9 to our consolidated financial statements included in this report for additional information) which was partially offset by the commencement of one lease with Cardinal Health, Inc. during the first quarter of 2009 for approximately 48,700 rentable square feet.

In addition, our one development property in lease-up and all of our future development pipeline land holdings are located in San Diego County. We have seen that the demand in Central San Diego, where all of our properties in this region are located, has decreased from prior quarters, as evidenced by modest increases in direct and total vacancy rates, reported decreases in active demand for office space and slower and more protracted lease negotiations. As a result, given the current recessionary conditions, it is taking significantly longer for us to lease vacant space in San Diego County than in prior years.

As of June 30, 2009, leases representing an aggregate of approximately 198,900 and 390,100 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2009 and 2010 represents approximately 14.4% of the total occupied rentable square feet in this region and 6.4% of our annualized base rental revenues for our total stabilized portfolio. Of the 198,900 rentable square feet scheduled to expire during the remainder of 2009, we expect Epicor Software Corporation to vacate approximately 172,800 rentable square feet in the third quarter of 2009 when the lease expires. Of the 589,000 rentable square feet, scheduled to expire during the remainder of 2009 and 2010, approximately 278,800 rentable square feet, or 47.3%, is located in the Sorrento Mesa submarket, including the Epicor Software Corporation lease discussed above. Total vacancy for two- and three-story office product in Sorrento Mesa has increased over the last eighteen months from 7.5% to 10.0%. Our remaining 2009 and 2010 lease expirations are spread across all of our other Central San Diego submarkets.

Orange County.    As of June 30, 2009, our Orange County stabilized industrial portfolio was 89.7% occupied with approximately 356,700 vacant rentable square feet, compared to 96.1% occupied with approximately 137,100 vacant rentable square feet as of December 31, 2008. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to two leases that expired in the first quarter and second quarter of 2009, totaling approximately 216,600. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 61.3% occupied with approximately 107,300 vacant rentable square feet as of June 30, 2009, compared to 67.9% occupied with approximately 89,000 vacant rentable square feet as of December 31, 2008.

As of June 30, 2009, leases representing an aggregate of approximately 120,700 and 466,900 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2009 and 2010 represents approximately 18.2% of the total occupied rentable square feet in this region and 2.5% of the annualized base rental revenues for our total stabilized portfolio. Of the 587,600 rentable square feet scheduled to expire during the remainder of 2009 and 2010, approximately 521,900 rentable square feet is industrial space. Direct vacancy for Orange County industrial space is currently 5.6%.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same Net Operating Income segment information disclosed in Note 10 to our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table reconciles our Net Operating Income by segment to our net income available to common stockholders for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2009	2008
	($ in thousands)
Net Operating Income, as defined
Office Properties	$47,080	$42,089	$4,991	11.9%
Industrial Properties	6,085	7,080	(995)	(14.1)

Total portfolio	$53,165	$49,169	$3,996	8.1

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	$53,165	$49,169	$3,996	8.1
Unallocated other income:
Interest income and other net investment gains	503	184	319	173.4
Other unallocated expenses:
General and administrative expenses	7,308	9,187	(1,879)	(20.5)
Interest expense	11,897	10,616	1,281	12.1
Depreciation and amortization	23,470	21,521	1,949	9.1

Income from continuing operations	10,993	8,029	2,964	36.9
Income from discontinued operations	2,350	558	1,792	321.1
Net income	13,343	8,587	4,756	55.4
Net income attributable to noncontrolling common units of the Operating Partnership	(427)	(302)	(125)	41.4

Net income attributable to the Company	12,916	8,285	4,631	55.9
Total preferred distributions and dividends	(3,799)	(3,799)	—	0.0

Net income available to common stockholders	$9,117	$4,486	$4,631	103.2%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended June 30, 2009 and 2008.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
				($ in thousands)
Operating revenues:
Rental income	$55,612	$54,340	$1,272	2.3%	$50,448	$53,596	$(3,148)	(5.9)%
Tenant reimbursements	6,442	6,642	(200)	(3.0)	5,960	6,452	(492)	(7.6)
Other property income	1,036	328	708	215.9	1,028	328	700	213.4

Total	63,090	61,310	1,780	2.9	57,436	60,376	(2,940)	(4.9)

Property and related expenses:
Property expenses	11,704	11,563	141	1.2	11,121	11,431	(310)	(2.7)
Real estate taxes	5,371	4,151	1,220	29.4	4,715	4,116	599	14.6
Provision for bad debts	(1,497)	3,107	(4,604)	(148.2)	(1,497)	3,107	(4,604)	(148.2)
Ground leases	432	400	32	8.0	430	399	31	7.8

Total	16,010	19,221	(3,211)	(16.7)	14,769	19,053	(4,284)	(22.5)

Net Operating Income	$47,080	$42,089	$4,991	11.9%	$42,667	$41,323	$1,344	3.3%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized at June 30, 2009.

Rental Income

Rental income from Office Properties increased $1.3 million, or 2.3%, to $55.6 million for the three months ended June 30, 2009, compared to $54.3 million for the three months ended June 30, 2008, primarily due to:

•

An increase of $4.2 million generated by one office development property that was added to the stabilized portfolio in the third quarter of 2008, and two office development properties that were added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Development Properties”);

•

An increase of $0.2 million generated by one office redevelopment property that was added to the stabilized portfolio in the third quarter of 2008 and one office redevelopment project consisting of two buildings that was added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Redevelopment Properties”); and

•

An offsetting decrease of $3.1 million generated by the Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized at June 30, 2009 (the “Core Office Portfolio”) which was primarily due to a decrease in average occupancy of 9.3% in the Core Office Portfolio to 84.8% for the three months ended June 30, 2009 from 94.1% for the three months ended June 30, 2008.

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $0.2 million, or 3.0%, to $6.4 million for the three months ended June 30, 2009 compared to $6.6 million for the three months ended June 30, 2008 due to:

•	A decrease of $0.5 million generated by the Core Office Portfolio due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $0.3 million generated by the Office Development Properties and the Office Redevelopment Properties.

Other Property Income

Other property income from Office Properties increased $0.7 million, or 215.9%, to $1.0 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008. This increase was primarily due to a $0.9 million net lease termination fee related to a settlement with a former tenant (see Note 9 to our consolidated financial statements included with this report for additional information). Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property Expenses

Property expenses from Office Properties increased $0.1 million, or 1.2%, to $11.7 million for the three months ended June 30, 2009 compared to $11.6 million for the three months ended June 30, 2008 primarily due to:

•	An increase of $0.5 million attributable to the Office Development Properties; and

•	An offsetting decrease of $0.3 million generated by the Core Office Portfolio primarily due to:

•

A decrease of $0.9 million attributable to a decrease in certain recurring operating costs such as utilities, property management expenses, repairs and maintenance, janitorial and other service-related costs primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income”;

•	An offsetting increase of $0.5 million due to costs associated with non-recurring repairs.

Real Estate Taxes

Real estate taxes from Office Properties increased $1.2 million, or 29.4%, to $5.4 million for the three months ended June 30, 2009 compared to $4.2 million for the three months ended June 30, 2008 due to:

•	An increase of $0.6 million generated by the Office Development Properties and Office Redevelopment Properties; and

•

An increase of $0.6 million generated by the Core Office Portfolio. Real estate taxes for the three months ended June 30, 2008 included a credit of $0.6 million related to a change in estimate for several properties with recently constructed improvements. Excluding the impact of this credit in 2008, real estate taxes for the three months ended June 30, 2009 were consistent as compared to the three months ended June 30, 2008.

Provision for Bad Debts

The provision for bad debts from Office Properties decreased $4.6 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to:

•

A decrease of $3.1 million related to the provision for bad debts recorded during the three months ended June 30, 2008 for the deferred rent receivable balance related to the Favrille, Inc. (“Favrille”) lease (see the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the SEC on May 6, 2009 for additional information); and

•

A decrease of $1.6 million due to the reversal of the provision for bad debts related to the deferred rent receivable for Accredited (see Note 9 to our consolidated financial statements included in this report for additional information).

Net Operating Income

Net Operating Income from Office Properties increased $5.0 million, or 11.9%, to $47.1 million for the three months ended June 30, 2009 compared to $42.1 million for the three months ended June 30, 2008 due to:

•	An increase of $3.6 million generated by the Office Development Properties and the Office Redevelopment Properties; and

•	An increase of $1.3 million generated by the Core Office Portfolio primarily due to:

•	An increase of $4.6 million due to a change in the provision for bad debts; and

•	An offsetting decrease of $3.1 million in rental income related to a decrease in average occupancy.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$6,986	$7,005	$(19)	(0.3)%	$6,938	$6,975	$(37)	(0.5)%
Tenant reimbursements	961	1,032	(71)	(6.9)	961	1,032	(71)	(6.9)
Other property income	13	129	(116)	(89.9)	13	127	(114)	(89.8)

Total	7,960	8,166	(206)	(2.5)	7,912	8,134	(222)	(2.7)

Property and related expenses:
Property expenses	878	308	570	185.1	768	782	(14)	(1.8)
Real estate taxes	772	681	91	13.4	664	644	20	3.1
Provision for bad debts	225	97	128	132.0	225	97	128	132.0

Total	1,875	1,086	789	72.7	1,657	1,523	134	8.8

Net Operating Income	$6,085	$7,080	$(995)	(14.1)%	$6,255	$6,611	$(356)	(5.4)%

(1)	Industrial Properties owned and stabilized at January 1, 2008 which are still owned and stabilized at June 30, 2009.

Operating Revenues

Operating revenues from Industrial Properties decreased $0.2 million, or 2.5%, to $8.0 million for the three months ended June 30, 2009 compared to $8.2 million for the three months ended June 30, 2008 primarily due to a decrease in other property income.

Property Expenses

Property expenses from Industrial Properties increased $0.6 million, or 185.1%, to $0.9 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008 primarily due to $0.5 million of insurance proceeds received during the three months ended June 30, 2008 in connection with a casualty loss at one industrial building that we are in the process of re-entitling (the “Industrial Re-entitlement Property”). Excluding the insurance proceeds, property expenses for the three months ended June 30, 2009 were consistent as compared to the three months ended June 30, 2008.

Net Operating Income

Net Operating Income from Industrial Properties decreased $1.0 million, or 14.1%, to $6.1 million for the three months ended June 30, 2009 compared to $7.1 million for the three months ended June 30, 2008 primarily related to a $0.5 million of insurance proceeds received in the second quarter of 2008 related to our Industrial Re-entitlement Property as discussed above. Excluding the insurance proceeds, Net Operating Income decreased $0.5 million primarily due to a decrease of $0.2 million in operating revenues and an increase of $0.3 million in property and related expenses.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses decreased $1.9 million, or 20.5%, to $7.3 million for the three months ended June 30, 2009, compared to $9.2 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease in incentive compensation expense.

Interest Expense

The following table sets forth our gross interest expense, discount and loan cost amortization net of capitalized interest, discount and loan cost amortization for the three months ended June 30, 2009 and 2008.

	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost/discount amortization	$14,170	$15,804	$(1,634)	(10.3)%
Capitalized interest and loan cost/discount amortization	(2,273)	(5,188)	2,915	(56.2)%

Interest expense	$11,897	$10,616	$1,281	12.1%

Gross interest, discount and loan cost amortization before the effect of capitalized interest, discount and loan cost amortization decreased $1.6 million, or 10.3%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to a decrease in our weighted-average interest rate from approximately 5.6% during the three months ended June 30, 2008 to approximately 5.0% during the three months ended June 30, 2009.

Capitalized interest, discount and loan cost amortization decreased $2.9 million, or 56.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. See Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation “—Development and Redevelopment Programs” for a discussion of certain development pipeline projects for which we did not capitalize interest during the second quarter of 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.9 million, or 9.1%, to $23.5 million for the three months ended June 30, 2009 compared to $21.5 million for the three months ended June 30, 2008 primarily due to an increase of $1.5 million from the Office Development Properties and the Office Redevelopment Properties.

Interest Income and Other Net Investment Gains

Total interest income and other net investment gains increased approximately $0.3 million, or 173.4%, to $0.5 million for the three months ended June 30, 2009 compared to $0.2 million for the three months ended June 30, 2008 primarily due to an increase in the fair value of the marketable securities held in connection with our Deferred Compensation Plan.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The following table reconciles our Net Operating Income by segment to our net income available to common stockholders for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2009	2008
	($ in thousands)
Net Operating Income, as defined
Office Properties	$91,575	$88,360	$3,215	3.6%
Industrial Properties	13,821	13,654	167	1.2

Total portfolio	$105,396	$102,014	$3,382	3.3

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	$105,396	$102,014	$3,382	3.3
Unallocated other income:
Interest income and other net investment gains	573	341	232	68.0
Other unallocated expenses:
General and administrative expenses	14,361	18,423	(4,062)	(22.0)
Interest expense	24,115	21,481	2,634	12.3
Depreciation and amortization	44,640	41,372	3,268	7.9

Income from continuing operations	22,853	21,079	1,774	8.4
Income from discontinued operations	2,261	683	1,578	231.0

Net income	25,114	21,762	3,352	15.4
Net income attributable to noncontrolling common units of the Operating Partnership	(824)	(893)	69	(7.7)

Net income attributable to the Company	24,290	20,869	3,421	16.4
Total preferred distributions and dividends	(7,598)	(7,598)	—	0.0

Net income available to common stockholders	$16,692	$13,271	$3,421	25.8%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the six months ended June 30, 2009 and 2008.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$111,496	$109,330	$2,166	2.0%	$101,293	$107,838	$(6,545)	(6.1)%
Tenant reimbursements	13,012	13,827	(815)	(5.9)	11,899	13,251	(1,352)	(10.2)
Other property income	1,740	627	1,113	177.5	1,713	627	1,086	173.2

Total	126,248	123,784	2,464	2.0	114,905	121,716	(6,811)	(5.6)

Property and related expenses:
Property expenses	23,199	22,170	1,029	4.6	22,003	21,871	132	0.6
Real estate taxes	10,718	8,937	1,781	19.9	9,422	8,833	589	6.7
Provision for bad debts	(73)	3,522	(3,595)	(102.1)	(73)	3,522	(3,595)	(102.1)
Ground leases	829	795	34	4.3	826	792	34	4.3

Total	34,673	35,424	(751)	(2.1)	32,178	35,018	(2,840)	(8.1)

Net Operating Income	$91,575	$88,360	$3,215	3.6%	$82,727	$86,698	$(3,971)	(4.6)%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized at June 30, 2009.

Rental Income

Rental income from Office Properties increased $2.2 million, or 2.0%, to $111.5 million for the six months ended June 30, 2009, compared to $109.3 million for the six months ended June 30, 2008, primarily due to:

•	An increase of $8.2 million generated by the Office Development Properties;

•	An increase of $0.5 million generated by the Office Redevelopment Properties; and

•

An offsetting decrease of $6.5 million generated by the Core Office Portfolio which was primarily due to a decrease in average occupancy of 8.9% in the Core Office Portfolio to 85.4% for the six months ended June 30, 2009 from 94.3% for the six months ended June 30, 2008.

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $0.8 million, or 5.9%, to $13.0 million for the six months ended June 30, 2009 compared to $13.8 million for the six months ended June 30, 2008 primarily due to:

•	A decrease of $1.4 million generated by the Core Office Portfolio due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $0.5 million generated by the Office Development Properties.

Other Property Income

Other property income from Office Properties increased $1.1 million, or 177.5%, to $1.7 million for the six months ended June 30, 2009 compared to $0.6 million for the six months ended June 30, 2008. This increase was primarily due to $1.3 million in net lease termination fees related to a settlement with a former tenant. (See Note 9 to our consolidated financial statements included with this report for additional information.) Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property Expenses

Property expenses from Office Properties increased $1.0 million, or 4.6%, to $23.2 million for the six months ended June 30, 2009 compared to $22.2 million for the six months ended June 30, 2008 due to:

•	An increase of $0.9 million attributable to the Office Development Properties and the Office Redevelopment Properties; and

•	An increase of $0.1 million generated by the Core Office Portfolio primarily due to:

•	A $1.4 million increase primarily due to non-reimbursable legal fees largely related to tenant defaults and costs associated with non-recurring repairs; and

•

An offsetting decrease of $1.3 million primarily attributable to a decrease in certain recurring operating expenses such as utilities, property management expenses, repairs and maintenance costs and janitorial and other service-related costs primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income.”

Real Estate Taxes

Real estate taxes from Office Properties increased $1.8 million, or 19.9%, to $10.7 million for the six months ended June 30, 2009 compared to $8.9 million for the six months ended June 30, 2008 due to:

•	An increase of $1.2 million generated by the Office Development Properties and Office Redevelopment Properties; and

•

An increase of $0.6 million generated by the Core Office Portfolio. Real estate taxes for the six months ended June 30, 2008 included a credit of $0.6 million related to a change in estimate for several properties with recently constructed improvements. Excluding the impact of this credit in 2008, real estate taxes for the six months ended June 30, 2009 were consistent as compared to the six months ended June 30, 2008.

Provision for Bad Debts

The provision for bad debts from Office Properties decreased $3.6 million. The provision for bad debts for the six months ended June 30, 2008 included a $3.1 million charge for the deferred rent receivable related to the Favrille lease (see the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the SEC on May 6, 2007 for additional information).

Net Operating Income

Net Operating Income from Office Properties increased $3.2 million, or 3.6%, to $91.6 million for the six months ended June 30, 2009 compared to $88.4 million for the six months ended June 30, 2008 primarily due to:

•	An increase of $7.2 million generated by the Office Development Properties and the Office Redevelopment Properties; and

•	An offsetting decrease of $4.0 million attributable to the Core Office Portfolio primarily due to:

•	A decrease of $7.9 million in rental and tenant reimbursement income primarily due to a decrease in average occupancy; and

•	An offsetting increase of $4.7 million due to:

•	A $3.6 million change in the provision for bad debts; and

•	An increase of $1.1 million in other property income.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$14,166	$14,179	$(13)	(0.1)%	$14,038	$14,149	$(111)	(0.8)%
Tenant reimbursements	2,043	2,028	15	0.7	2,043	2,028	15	0.7
Other property income	1,104	134	970	723.9	1,104	133	971	730.1

Total	17,313	16,341	972	5.9	17,185	16,310	875	5.4

Property and related expenses:
Property expenses	1,713	1,187	526	44.3	1,469	1,565	(96)	(6.1)
Real estate taxes	1,554	1,363	191	14.0	1,327	1,287	40	3.1
Provision for bad debts	225	137	88	64.2	225	137	88	64.2

Total	3,492	2,687	805	30.0	3,021	2,989	32	1.1

Net Operating Income	$13,821	$13,654	$167	1.2%	$14,164	$13,321	$843	6.3%

(1)	Industrial Properties owned and stabilized at January 1, 2008 which are still owned and stabilized at June 30, 2009.

Operating Revenues

Operating revenues from Industrial Properties increased $1.0 million, or 5.9%, to $17.3 million for the six months ended June 30, 2009 compared to $16.3 million for the six months ended June 30, 2008 primarily due to a $1.1 million fee received from a tenant during the first quarter of 2009.

Property Expenses

Property expenses from Industrial Properties increased $0.5 million, or 44.3%, to $1.7 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008 primarily due to a $0.5 million credit recorded in June 2008 for insurance proceeds received in connection with a casualty loss at our Industrial Re-entitlement Property. Excluding the insurance proceeds, property expenses for the six months ended June 30, 2009 were consistent as compared to the six months ended June 30, 2008.

Real Estate Taxes

Real estate taxes from Industrial Properties increased $0.2 million, or 14.0%, to $1.6 million for the six months ended June 30, 2009 compared to $1.4 million for the six months ended June 30, 2008 primarily related to one building that was moved from our stabilized portfolio to the redevelopment portfolio (the “Industrial Redevelopment Property”).

Net Operating Income

Net Operating Income from Industrial Properties increased $0.2 million, or 1.2%, to $13.8 million for the six months ended June 30, 2009 compared to $13.7 million for the six months ended June 30, 2008 primarily due to an increase of $1.1 million in other property income related to a fee received from one tenant during the first quarter of 2009 partially offset by an increase in property expenses and real estate taxes period over period as discussed above.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses decreased $4.1 million, or 22.0%, to $14.4 million for the six months ended June 30, 2009, compared to $18.4 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in incentive compensation expense.

Interest Expense

The following table sets forth our gross interest expense, discount and loan cost amortization net of capitalized interest, discount and loan cost amortization for the six months ended June 30, 2009 and 2008.

	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense and loan cost/discount amortization	$28,451	$31,743	$(3,292)	(10.4)%
Capitalized interest and loan cost/discount amortization	(4,336)	(10,262)	5,926	(57.7)%

Interest expense	$24,115	$21,481	$2,634	12.3%

Gross interest, discount and loan cost amortization before the effect of capitalized interest, discount and loan cost amortization decreased $3.3 million, or 10.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a decrease in our weighted-average interest rate from approximately 5.7% during the six months ended June 30, 2008 to approximately 5.0% during the six months ended June 30, 2009.

Capitalized interest, discount and loan cost amortization decreased $5.9 million, or 57.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. See Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation “—Development and Redevelopment Programs” for a discussion of certain development pipeline projects for which we did not capitalize interest during the six months ended June 30, 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.3 million, or 7.9%, to $44.6 million for the six months ended June 30, 2009 compared to $41.4 million for the six months ended June 30, 2008 primarily due to an increase of $2.9 million from the Office Development Properties and the Office Redevelopment Properties.

Interest Income and Other Net Investment Gains

Total interest income and other net investment gains increased approximately $0.2 million, or 68.0%, to $0.6 million for the six months ended June 30, 2009 compared to $0.3 million for the six months ended June 30, 2008 primarily due to an increase in the fair value of the marketable securities held in connection with our Deferred Compensation Plan.

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

We believe that our current projected liquidity requirements for the remainder of 2009, as discussed further in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and our Form 8-K filed with the SEC on May 6, 2009, will be satisfied using cash flow generated from operating activities, availability under the Credit Facility and, depending on market conditions, proceeds from dispositions of non-strategic assets.

In June 2009, we completed an underwritten public offering of 10,062,500 shares of common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $191.7 million. We used the net proceeds from the common stock offering to repay a portion of the borrowings under the Credit Facility. As a result of the repayment, as of June 30, 2009, we had borrowings of $94 million outstanding under our Credit Facility and we increased our borrowing capacity to approximately $456 million. In addition to the current borrowing capacity, we may also elect to borrow, subject to bank group approval, up to an additional $100 million under an accordion feature. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (1.29% at June 30, 2009). The Credit Facility matures in April 2010 with a feature to extend the maturity for one year at the Company’s option. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio.

Capitalization

As of June 30, 2009, our total debt as a percentage of total market capitalization was 47.1%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 56.6%, which was calculated based on our closing price per share of our common stock of $20.54 on June 30, 2009 as follows:

	Shares/Units at June 30, 2009	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Secured debt		$300,944	14.2%
Notes(1)		460,000	21.7
Unsecured senior notes		144,000	6.8
Credit Facility		94,000	4.4

Total debt		$998,944	47.1

Equity and Noncontrolling Interests:
7.450% Series A Cumulative Redeemable Preferred units (2)	1,500,000	$75,000	3.5
7.800% Series E Cumulative Redeemable Preferred stock (3)	1,610,000	40,250	1.9
7.500% Series F Cumulative Redeemable Preferred stock (3)	3,450,000	86,250	4.1
Common units outstanding(4)	1,723,131	35,393	1.7
Common shares outstanding(4)	43,148,762	886,276	41.7

Total equity and noncontrolling interests		$1,123,169	52.9

Total Market Capitalization		$2,122,113	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $25.9 million at June 30, 2009.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on closing price per share of our common stock of $20.54 at June 30, 2009.

Debt Composition

As a result of the continuing state of the capital and commercial lending markets, we may be required to finance more of our business activities with borrowings under the Credit Facility and fixed-rate secured mortgage financing rather than with public and private unsecured debt. In addition, the continuing recessionary conditions affecting our markets may result in significant tenant defaults, a further decline in the demand for leased office or industrial properties, a decrease in market rental rates and/or market values of real estate assets in our submarkets. These events could result in the following:

•	A decrease in our cash flow from operations, which could create further dependence on our Credit Facility;

•	An increase in our total debt and the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

•	A decrease in the value of our properties, which could have an adverse affect on our ability to incur additional debt.

The composition of our aggregate debt balances between fixed- and variable-rate debt at June 30, 2009 and December 31, 2008 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	June 30, 2009	December 31, 2008	June 30, 2009		December 31, 2008
Secured vs. unsecured:
Secured	30.1%	26.9%	5.7%		5.9%
Unsecured	69.9	73.1	3.6		3.4
Fixed-rate vs. variable-rate:
Fixed-rate	87.0	75.5	4.7		4.7
Variable-rate	13.0	24.5	1.2		2.1
Total debt interest rate			4.2		4.1
Total debt interest rate including loan costs			4.6	(1)	4.4	(1)

(1)	Excludes the impact of the noncash debt discount on our Notes (see Notes 1 and 3 to our consolidated financial statements included in this report for additional information on the debt discount).

Debt Covenants

Our Credit Facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Key Financial Covenants (as defined in the Credit Agreement)	Covenant Level	Actual Performance at June 30, 2009
Total debt to total asset value(1)	< 60%	33%
Fixed charge coverage ratio	> 1.5X	2.5X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$2.0 billion
Dividend coverage ratio	< 95% of FFO	64% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	3.22X
Unencumbered asset pool debt service coverage(4)	≥ 2.0X	5.1X
Unencumbered asset pool occupancy(5)	≥ 85%	89%

(1)	In the event of a major acquisition, the total debt to total asset value may exceed 60% for up to two consecutive quarters but in no event exceed 65%, and the unsecured debt ratio may be less than 1.67X for up to two consecutive quarters but in no event be less than 1.54X.
(2)	This covenant level was calculated at $974 million at June 30, 2009.
(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.
(4)	The unencumbered asset pool debt service coverage is calculated by dividing the unencumbered asset pool net operating cash flow by the unsecured debt service.
(5)	Tested on a quarterly basis, the covenant is based on the average occupancy during the prior consecutive twelve month period. In July 2009, section 5.20(a) of the Credit Agreement was amended to suspend the occupancy covenant unless the unencumbered asset pool debt service coverage falls to 3.5X or below.

We were in compliance with all our debt covenants at June 30, 2009. Our current expectation is that we will continue to meet the requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow-down and a continued crisis in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Liquidity Uses

In April 2009, we extended the term of one of our fixed-rate mortgage notes payable that was scheduled to mature in April 2009. The term was extended by one year, and the loan matures in April 2010. In connection with the extension, we repaid $10.0 million of the $74.8 million principal balance outstanding at March 31, 2009. The interest rate on the loan remained unchanged at 7.2% and there were no other significant changes to the terms of the loan.

In the second quarter of 2009, our board of directors decreased our quarterly cash dividend to $0.35 per common share, payable on July 17, 2009 to stockholders of record on June 30, 2009. This represented an approximately 40% reduction from our quarterly cash dividend of $0.58 per common share for stockholders of record for the prior quarter and is equivalent to an annual rate of $1.40 per share.

There have been no other material changes to our contractual obligations and capital commitments as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and Form 8-K filed with the SEC on May 6, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2009 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements or obligations, including contingent obligations.

Historical Cash Flows

Our historical cash flow activity for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was as follows:

	Six Months Ended June 30,
	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$60,902	$64,120	$(3,218)	(5.0)%
Net cash used in investing activities	(23,598)	(50,778)	27,180	(53.5)
Net cash used in financing activities	(33,509)	(20,707)	(12,802)	61.8

Operating Activities

Our cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectibility of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Our net cash provided by operating activities decreased by $3.2 million, or 5.0%, to $60.9 million for the six months ended June 30, 2009, compared to $64.1 million for the six months ended June 30, 2008 primarily due to a decrease in average occupancy. See additional information regarding occupancy under the captions “—Current Regional Information” and “—Rental Operations.” While our portfolio has historically generally generated positive net cash flow, in the event of a continued economic slow-down, our occupancy rates or rental rates may decline further, which could result in a decrease in net cash flow from property operations.

Investing Activities

Our net cash used in investing activities is generally used to fund development and redevelopment projects and recurring and non-recurring capital expenditures. Our net cash used in investing activities decreased $27.2 million, or 53.5%, to $23.6 million for the six months ended June 30, 2009, compared to $50.8 million for the six months ended June 30, 2008. This net decrease was primarily comprised of the following:

•

A decrease of $26.8 million in development expenditures for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Given the current economic environment and market conditions, we currently expect that our development spending will continue to decrease in 2009 as compared to our historical development spending levels. See Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Development and Redevelopment Programs” for additional information regarding the scope of our development and redevelopment programs;

•	An increase of $4.9 million in net proceeds from the disposition of operating properties related to the sale of 12400 Industry Street; and

•

An offsetting increase of $4.0 million in capital expenditures for operating properties for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The level of capital expenditures for operating properties in 2009 will depend on leasing activity.

Financing Activities

Our net cash for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders and unitholders. Net cash used in financing activities increased by $12.8 million, or 61.8%, to $33.5 million for the six months ended June 30, 2009, compared to $20.7 million for the six months ended June 30, 2008. This increase was primarily due to:

•

During the six months ended June 30, 2009, we used the net proceeds of $191.7 million from our common stock offering to repay borrowings under our Credit Facility and repaid an additional $30.5 million of principal payments on existing debt; and

•

During the six months ended June 30, 2008, we paid $12.0 million to repurchase shares of our common stock under a share repurchase program approved by our Board of Directors. We did not repurchase any shares during the six months ended June 30, 2009.

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

The following table presents our FFO for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net income available to common stockholders	$9,117	$4,486	$16,692	$13,271
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	427	302	824	893
Depreciation and amortization of real estate assets	23,272	21,339	44,259	41,010
Net gain on dispositions of discontinued operations	(2,485)	(234)	(2,485)	(234)

Funds From Operations(1)	$30,331	$25,893	$59,290	$54,940

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of June 30, 2009 and December 31, 2008, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2008 to June 30, 2009 is incorporated herein by reference from Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

At June 30, 2009, approximately 13.0% of our total outstanding debt of $1.0 billion was subject to variable interest rates. The remaining 87.0% bore interest at fixed interest rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both June 30, 2009 and December 31, 2008.

With the exception of the Notes, we generally determine the fair value of our debt by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or period-end LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit standing, the maturity of the debt, whether the debt is secured or unsecured and the loan-to-value ratios of the debt. See Note 7 to our consolidated financial statements included in this report for additional information on the assumptions used to determine fair value.

The total carrying value of our debt, excluding the Notes, was approximately $538.9 million and $712.5 million at June 30, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $519.2 million and $645.4 million at June 30, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes, of approximately $7.8 million, or 1.5%, at June 30, 2009.

The total carrying value of the Notes was approximately $434.1 million and $429.9 million at June 30, 2009 and December 31, 2008, respectively. The total fair value of the Notes was approximately $377.2 million and $305.8 million at June 30, 2009 and December 31, 2008, respectively. We determine the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period, or, if a closing trading price is not available, a bid-ask spread from third-party brokers. For sensitivity purposes, a 10% change in the trading price of the Notes equates to a change in the total fair value of the Notes of approximately $37.7 million, or 10%, at June 30, 2009.

The above sensitivity analyses do not consider inter-relationships between different market movements, which could result in additional changes in the fair value of our debt and Notes beyond the amounts calculated.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report.

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

At the annual meeting of our stockholders on May 27, 2009, our stockholders voted on our proposal to amend our articles of incorporation, as amended and supplemented, to declassify the Board of Directors (the “Board”) and reduce the size of the Board from eight directors to six directors (28,655,717 votes for, 81,944 votes against, and 18,209 abstentions). The stockholders also elected the following six directors to the Board to serve until the annual meeting of stockholders in the year 2010, and until their successors are duly elected and qualify: John B. Kilroy, Sr. (28,175,005 votes for and 580,865 votes withheld), John B. Kilroy, Jr. (28,177,589 votes for and 578,281 votes withheld), Edward F. Brennan, Ph.D. (22,895,507 votes for and 5,860,363 votes withheld), Scott S. Ingraham (26,110,063 votes for and 2,645,807 votes withheld), Dale F. Kinsella (25,798,521 votes for and 2,957,349 votes withheld), and William P. Dickey (25,656,372 votes for and 3,099,498 votes withheld). Finally, our stockholders also voted on our proposal to amend the Kilroy Realty 2006 Incentive Award Plan (18,856,898 votes for, 7,763,266 votes against, 291,652 abstentions, and 1,844,054 broker non-votes).

ITEM 5.	OTHER INFORMATION—None

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.	(i)1	Articles of Amendment and Restatement of the Registrant(1)

3.	(i)2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3.	(i)3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3.	(i)4	Articles Supplementary of the Registrant designating 780,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(4)

3.	(i)5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock (5)

3.	(i)6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3.	(i)7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock(7)

3.	(i)8	Articles Supplementary of the Registrant redesignating and reclassifying 400,000 shares of Series B Junior Participating Preferred Stock as Preferred Stock(8)

3.	(i)9	Articles Supplementary of the Registrant redesignating and reclassifying 900,000 shares of 9 1/4% Series D Cumulative Redeemable Preferred Stock as Preferred Stock(8)

3.	(i)10	Articles of Amendment(10)

3.	(ii)1	Second Amended and Restated Bylaws of the Registrant(9)

3.	(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws(10)

4.1		Third Amendment to Kilroy Realty 2006 Incentive Award Plan(10)

10.1	*	Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P.

10.2		Amendment No. 3 to Fourth Amended and Restated Credit Agreement(11)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 2008.
(9)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.
(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.
(11)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2009.

KILROY REALTY CORPORATION

By:	/S/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ RICHARD E. MORAN JR.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)