Form 10-Q
period 2009-09-30
KILROY REALTY CORP
filed 2009-10-28
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 27, 2009, 43,148,762 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$335,932	$336,874
Buildings and improvements	1,909,876	1,889,833
Undeveloped land and construction in progress	259,108	248,889

Total real estate held for investment	2,504,916	2,475,596
Accumulated depreciation and amortization	(587,968)	(532,769)

Total real estate assets, net	1,916,948	1,942,827

CASH AND CASH EQUIVALENTS	9,265	9,553
RESTRICTED CASH	2,936	672
MARKETABLE SECURITIES (Note 6)	3,229	1,888
CURRENT RECEIVABLES, NET	3,139	5,753
DEFERRED RENT RECEIVABLES, NET	72,623	67,144
NOTES RECEIVABLE	10,716	10,824
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	49,627	53,539
DEFERRED FINANCING COSTS, NET	4,393	5,883
PREPAID EXPENSES AND OTHER ASSETS, NET	6,126	4,835

TOTAL ASSETS	$2,079,002	$2,102,918

LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES:
Secured debt (Notes 2 and 6)	$296,788	$316,456
Exchangeable senior notes, net (Notes 1, 2 and 6)	398,347	429,892
Unsecured senior notes (Note 6)	144,000	144,000
Unsecured line of credit (Notes 2 and 6)	126,000	252,000
Accounts payable, accrued expenses and other liabilities	42,565	55,066
Accrued distributions (Note 12)	17,133	21,421
Deferred revenue and acquisition-related liabilities	69,252	76,219
Rents received in advance and tenant security deposits	18,381	19,340

Total liabilities	1,112,466	1,314,394

COMMITMENTS AND CONTINGENCIES (NOTE 7)

NONCONTROLLING INTEREST (Notes 1 and 3):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638
EQUITY (Notes 1, 3 and 4):
Stockholders’ Equity:
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 43,148,762 and 33,086,148 shares issued and outstanding, respectively	431	331
Additional paid-in capital	904,043	700,122
Distributions in excess of earnings	(162,391)	(137,052)

Total stockholders’ equity	863,665	684,983
Noncontrolling interest:
Common units of the Operating Partnership	29,233	29,903

Total equity	892,898	714,886

TOTAL LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY	$2,079,002	$2,102,918

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Rental income	$61,297	$64,405	$186,959	$187,914
Tenant reimbursements	6,843	7,256	21,898	23,111
Other property income (Note 8)	354	5,285	3,198	6,046

Total revenues	68,494	76,946	212,055	217,071

EXPENSES:
Property expenses	12,699	12,822	37,611	36,180
Real estate taxes	5,988	5,816	18,260	16,115
Provision for bad debts	243	9	395	3,668
Ground leases	398	431	1,227	1,226
General and administrative expenses	7,662	9,627	22,023	28,050
Interest expense (Notes 1 and 2)	10,926	10,941	35,041	32,422
Depreciation and amortization	21,968	20,646	66,608	62,018

Total expenses	59,884	60,292	181,165	179,679

OTHER INCOME (LOSS):
Interest income and other net investment gains (losses)	501	(149)	1,074	192
Gain on early extinguishment of debt (Note 2)	3,119	—	3,119	—

Total other income (loss)	3,620	(149)	4,193	192
INCOME FROM CONTINUING OPERATIONS	12,230	16,505	35,083	37,584
DISCONTINUED OPERATIONS (Note 10):
Revenues from discontinued operations	—	154	—	659
Expenses from discontinued operations	—	(28)	(224)	(84)
Net gain on dispositions of discontinued operations	—	—	2,485	234

Total income from discontinued operations	—	126	2,261	809

NET INCOME	12,230	16,631	37,344	38,393
Net income attributable to noncontrolling common units of the Operating Partnership	(320)	(795)	(1,144)	(1,688)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	11,910	15,836	36,200	36,705
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)	(4,191)	(4,191)
Preferred dividends	(2,402)	(2,402)	(7,206)	(7,206)

Total preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,111	$12,037	$24,803	$25,308

Income from continuing operations available to common stockholders per common share—basic (Notes 1 and 11)	$0.17	$0.36	$0.58	$0.75

Income from continuing operations available to common stockholders per common share—diluted (Notes 1 and 11)	$0.17	$0.36	$0.58	$0.75

Net income available to common stockholders per share—basic (Notes 1 and 11)	$0.17	$0.37	$0.64	$0.77

Net income available to common stockholders per share—diluted (Notes 1 and 11)	$0.17	$0.37	$0.64	$0.77

Weighted average common shares outstanding—basic (Notes 1 and 11)	42,934,796	32,338,796	37,279,250	32,381,993

Weighted average common shares outstanding—diluted (Notes 1 and 11)	42,935,475	32,382,642	37,296,931	32,410,704

Dividends declared per common share	$0.350	$0.580	$1.280	$1.740

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2007 AS PREVIOUSLY REPORTED	$121,582	32,765,893	$328	$658,894	$(87,512)	$693,292	$38,309	$731,601
Cumulative change from adoption of new accounting principles (Note 1)				36,258	(3,050)	33,208	2,225	35,433

BALANCE AS OF DECEMBER 31, 2007 AS ADJUSTED	121,582	32,765,893	328	695,152	(90,562)	726,500	40,534	767,034
Net income					36,705	36,705	1,688	38,393
Repurchase of common stock		(299,777)	(3)	(14,767)		(14,770)		(14,770)
Issuance of share-based compensation awards		184,245	2	2,165		2,167		2,167
Noncash amortization of share-based compensation				7,172		7,172		7,172
Exercise of stock options		1,000		21		21		21
Exchange of common units of the Operating Partnership		435,596	4	10,560		10,564	(10,564)	—
Adjustment for noncontrolling interest (Notes 1 and 3)				(2,640)		(2,640)	2,640	—
Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.74 per share/unit)					(57,121)	(57,121)	(3,555)	(60,676)

BALANCE AS OF SEPTEMBER 30, 2008	$121,582	33,086,957	$331	$697,663	$(122,375)	$697,201	$30,743	$727,944

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2008 AS ADJUSTED (NOTE 1)	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					36,200	36,200	1,144	37,344
Issuance of common stock (Note 4)		10,062,500	100	191,566		191,666		191,666
Repurchase of common stock (Note 4)		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards (Note 5)		55,998		7,535		7,535		7,535
Noncash amortization of share-based compensation				8,768		8,768		8,768
Exchange of common units of the Operating Partnership (Note 4)		30,598		516		516	(516)	—
Adjustment for noncontrolling interest (Notes 1 and 3)				(925)		(925)	925	—
Repurchase of exchangeable senior notes equity component (Note 2)				(814)		(814)		(814)
Preferred distributions and dividends					(11,397)	(11,397)		(11,397)
Dividends declared per common share and common unit ($1.28 per share/unit)					(50,142)	(50,142)	(2,223)	(52,365)

BALANCE AS OF SEPTEMBER 30, 2009	$121,582	43,148,762	$431	$904,043	$(162,391)	$863,665	$29,233	$892,898

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,344	$38,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of building and improvements and leasing costs	66,018	61,474
Increase in provision for uncollectible tenant receivables	401	291
(Decrease) increase in provision for uncollectible deferred rent receivables	(6)	3,377
Depreciation of furniture, fixtures and equipment	615	589
Noncash amortization of share-based compensation awards	7,914	11,372
Noncash amortization of deferred financing costs and debt discount	7,543	5,881
Noncash amortization of above/below market rents, net	(349)	(484)
Net gain on dispositions of discontinued operations (Note 10)	(2,485)	(234)
Noncash amortization of deferred revenue related to tenant improvements	(7,431)	(8,907)
Gain on early extinguishment of debt (Note 2)	(3,119)	—
Insurance proceeds received for a property casualty loss	—	(531)
Changes in assets and liabilities:
Marketable securities	(1,341)	(1,536)
Current receivables	2,213	(58)
Deferred rent receivables	(5,473)	(538)
Deferred leasing costs	(450)	87
Prepaid expenses and other assets	(1,924)	(1,715)
Accounts payable, accrued expenses and other liabilities	135	3,727
Deferred revenue	(646)	3,902
Rents received in advance and tenant security deposits	(959)	352

Net cash provided by operating activities	98,000	115,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(25,047)	(19,373)
Expenditures for development and redevelopment properties	(15,129)	(56,175)
Net proceeds received from dispositions of operating properties (Note 10)	4,933	275
Insurance proceeds received for a property casualty loss	—	531
Increase in restricted cash	(2,264)	(957)
Receipt of principal payments on notes receivable	108	100

Net cash used in investing activities	(37,399)	(75,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 4)	191,666	—
Borrowings on unsecured line of credit (Note 1)	102,000	148,500
Repayments on unsecured line of credit (Note 1)	(228,000)	(22,500)
Repurchase of exchangeable senior notes (Note 2)	(35,333)	—
Principal payments on secured debt	(19,552)	(80,815)
Repurchase of common stock (Note 4)	(2,725)	(14,770)
Financing costs	(1,447)	(694)
Proceeds from exercise of stock options	—	21
Dividends and distributions paid to common stockholders and common unitholders	(56,101)	(59,865)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(11,397)	(11,397)

Net cash used in financing activities	(60,889)	(41,520)

Net decrease in cash and cash equivalents	(288)	(1,677)
Cash and cash equivalents, beginning of period	9,553	11,732

Cash and cash equivalents, end of period	$9,265	$10,055

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $5,362 and $12,272 as of September 30, 2009 and 2008, respectively	$27,051	$25,210

NONCASH INVESTING TRANSACTIONS:
Tenant improvements funded directly by tenants to third parties	$1,477	$21,333

Accrual for expenditures for operating properties and development and redevelopment properties	$6,089	$6,232

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$15,705	$20,208

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 5)	$17,783	$10,054

Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$516	$10,564

Accrual of public facility bond obligation		$2,781

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops, and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.

As of September 30, 2009, the Company’s stabilized portfolio of operating properties was comprised of 92 office buildings (the “Office Properties”) and 41 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of September 30, 2009, the Office Properties were approximately 81.6% leased to 284 tenants, and the Industrial Properties were approximately 84.6% leased to 56 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties, and one industrial property that the Company is in the process of reentitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of September 30, 2009, there was one lease-up property, which encompasses approximately 51,000 rentable square feet of new medical office space and is located in the San Diego region of Southern California.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 96.2% general partnership interest as of September 30, 2009. The remaining 3.8% common limited partnership interest in the Operating Partnership as of September 30, 2009, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 3). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (the “FASB Codification”) became the single source of authoritative GAAP in the United States of America. The FASB Codification reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure. Certain SEC guidance is also included in the FASB Codification and follows a similar topical structure in separate SEC sections. Any technical references contained in the accompanying interim financial statements have been updated to correspond to the new FASB Codification references.

Change in Cash Flows Presentation

In the consolidated statements of cash flows, the Company has presented gross borrowings on the unsecured line of credit separate from repayments on the unsecured line of credit. The presentation was previously reflected on a net basis for the nine months ended September 30, 2008. The change had no impact on cash flows from financing activities or any other financial statement information.

Accounting Standards Adopted January 1, 2009

Standards Affecting Convertible Debt Instruments

Effective January 1, 2009, the Company adopted new accounting provisions, which impacted the accounting for the Company’s 3.25% Exchangeable Senior Notes (the “Notes”). This new guidance requires the initial proceeds from convertible debt that may be settled in cash, including partial cash settlements, to be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt does not equal the contractual rate of interest on the convertible debt, which is how interest expense was historically reported under previous accounting literature. Interest expense will now be recorded at a rate that reflects the issuer’s conventional debt borrowing rate at the date of issuance.

Upon the adoption of the new guidance, the Company recorded the liability component of the Notes at an initial fair value of $416.2 million, calculated based on the present value of the contractual cash flows discounted at a comparable market conventional debt borrowing rate at the date of issuance of the Notes. The difference between the Notes’ principal amount and the fair value was reported as a discount on the Notes that will be accreted as additional interest expense from the April 2007 issuance date of the Notes through the April 2012 maturity date using the effective interest method. The amortization of this discount results in an effective interest rate on the Notes of 5.45%. A portion of this additional interest expense will be capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The Company also recorded a $38.7 million equity component for the Notes, net of issuance costs, representing the difference between the initial proceeds received from the issuance of the Notes and the fair value of the liability component of the Notes at the issuance date. The Company allocated approximately $0.5 million of the initial Notes origination costs to the equity component in accordance with this new guidance.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the new guidance on the Company’s consolidated balance sheets and consolidated statements of operations for all the periods presented is shown in the table under the caption “Impact of New Accounting Standards Adopted January 1, 2009” presented at the end of this section of Note 1. As required, this guidance was applied retrospectively to the issuance date of the Notes. This guidance had no impact on the Company’s consolidated cash flows from operating, investing, or financing activities. See Note 2 for further information and disclosure pertaining to the Notes.

Effective January 1, 2009, the Company also adopted new accounting provisions, which provide additional guidance when evaluating whether a financial instrument or embedded feature is indexed to an entity’s own stock. The Company applied this new guidance to the Notes and the related capped call option transactions (the “Capped Calls”) and determined there was no impact to the Company’s consolidated financial statements.

Standard Affecting Noncontrolling Interests

Effective January 1, 2009, the Company adopted new accounting provisions, which require that amounts formerly reported as minority interests be reported as noncontrolling interests on the Company’s consolidated financial statements. In connection with the issuance of this guidance, certain revisions were also made to the provisions included in SEC Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” These revisions clarified that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to further evaluation to determine appropriate balance sheet classification and measurement. These revisions became authoritative GAAP in the third quarter of 2009.

In accordance with the adoption of the new accounting provisions, the Company’s issued and outstanding 1,500,000 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”) are presented in the temporary equity section of the consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events. This presentation and measurement is consistent with previous-period reporting.

With respect to the common limited partnership interests in the Operating Partnership (“common units”), the new accounting guidance requires that noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, the Company evaluated this guidance and determined that the common units qualify for equity presentation. As a result, upon the adoption of the new guidance, the common units are presented in the equity section of the consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. This balance sheet presentation represents a change to the previously-reported balance sheet presentation for the common units since under previous accounting guidance the common units were reported in the minority interest section, after total liabilities and before equity. The measurement of the common units, however, is consistent with previously-reported amounts.

The changes in presentation and classification to the Company’s consolidated balance sheets and consolidated statements of operations for all periods presented as a result of the application of the guidance is shown in the table under the caption “Impact of New Accounting Standards Adopted January 1, 2009” presented at the end of this section of Note 1. As required, the presentation provisions of the new guidance were applied retrospectively to the Company’s consolidated financial statements. See Note 3 for further information and disclosure pertaining to the Company’s noncontrolling interests.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standard Affecting Impact of Nonvested Share-Based Payments in Net Income Available to Common Stockholders Per Share

Effective January 1, 2009, the Company adopted new accounting provisions, which require that nonvested share-based payment awards containing a nonforfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of net income available to common stockholders per share pursuant to the two-class method. As a result of the adoption of the new provisions, the effect of the Company’s outstanding nonvested shares of common stock (“nonvested shares”) and restricted stock units (“RSUs”) will be included in both the Company’s basic and diluted per share computations for net income available to common stockholders using the two-class method since both share-based payment instruments contain nonforfeitable rights to dividends or dividend equivalents. Prior to the adoption of this guidance, the impact of nonvested shares and RSUs were included only in diluted per share computations for net income available to common stockholders by reflecting them in the Company’s calculation of weighted average shares outstanding by application of the treasury stock method.

The effect of the new guidance on the Company’s consolidated statement of operations for the periods presented is shown in the table under the caption “Impact of New Accounting Standards Adopted January 1, 2009” presented at the end of this section of Note 1. As required, the new provisions were applied retrospectively to the Company’s consolidated statements of operations and calculation of net income available to common stockholders per share for all periods presented. The Company believes that the adoption of the new provisions will not have a material impact to the Company’s per share computations for net income available to common stockholders in the future based upon the share-based compensation programs currently in place. See Note 11 for basic and diluted per share computations of net income available to common stockholders for the three and nine months ended September 30, 2009 and 2008.

Standard Affecting Future Operating Property Acquisitions

Effective January 1, 2009, the Company adopted new accounting provisions pertaining to business combinations. These new accounting provisions, which are required to be applied on a prospective basis, require an acquiring entity to recognize acquired assets and assumed liabilities in a transaction at fair value as of the acquisition date and change the accounting treatment for certain items, including acquisition costs, which will be required to be expensed as incurred.

The adoption of the new guidance did not have any effect on the Company’s consolidated financial statements, results of operations, or cash flows for the three and nine months ended September 30, 2009. The Company anticipates that the new provisions could have an impact on the cost allocation of future acquisitions and will require the Company to expense acquisition costs for future property acquisitions. While the Company believes the impact of the new guidance will not be material to the Company in the future based on recent historical acquisition activity, the impact will ultimately depend on future property acquisitions.

Standards Pertaining to Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted new provisions, which require that the Company apply the fair value measurement and disclosure guidance to all nonfinancial assets and nonfinancial liabilities, including those reported at fair value on a nonrecurring basis. The adoption of the new provisions did not have a material impact on the Company’s consolidated financial statements. The assets and liabilities recorded at fair value on a nonrecurring basis to which the Company applied the guidance include:

•	Nonfinancial assets and liabilities initially measured at fair value in an acquisition or business combination;

•	Long-lived assets measured at fair value due to an impairment assessment; and

•	Asset retirement obligations.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of New Accounting Standards Adopted January 1, 2009

	As of September 30, 2009
	As Computed Before New Accounting Standards	Adjustments		As Adjusted
		Convertible Debt Standard	Noncontrolling Interest Standard
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,912,328	$4,620		$1,916,948
Deferred financing costs, net	4,574	(181)		4,393
Total assets	2,074,563	4,439		2,079,002
Liabilities:
Exchangeable senior notes, net	417,917	(19,570)		398,347
Total liabilities	1,132,036	(19,570)		1,112,466
Noncontrolling Interest:
Noncontrolling interest	101,961		(28,323)	73,638
Equity:
Additional paid-in capital	867,826	36,217		904,043
Distributions in excess of earnings	(149,273)	(13,118)		(162,391)
Total stockholders’ equity	840,566	23,099		863,665
Noncontrolling interest	—	910	28,323	29,233
Total equity	840,566	24,009	28,323	892,898
Total liabilities, noncontrolling interest and equity	2,074,563	4,439	—	2,079,002

	As of December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
		Convertible Debt Standard	Noncontrolling Interest Standard
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,939,244	$3,583		$1,942,827
Deferred financing costs, net	6,131	(248)		5,883
Total assets	2,099,583	3,335		2,102,918
Liabilities:
Exchangeable senior notes, net	457,010	(27,118)		429,892
Total liabilities	1,341,512	(27,118)		1,314,394
Noncontrolling Interest:
Noncontrolling interest	102,006		(28,368)	73,638
Equity:
Additional paid-in capital	663,471	36,651		700,122
Distributions in excess of earnings	(129,319)	(7,733)		(137,052)
Total stockholders’ equity	656,065	28,918		684,983
Noncontrolling interest	—	1,535	28,368	29,903
Total equity	656,065	30,453	28,368	714,886
Total liabilities, noncontrolling interest and equity	2,099,583	3,335	—	2,102,918

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended
	September 30, 2009				September 30, 2008
	As Computed Before New Accounting Standards	Adjustments		As Adjusted	As Previously Reported	Adjustments		Reclass	As Adjusted
		Convertible Debt Standard	Earnings Per Share Standard			Convertible Debt Standard	Earnings Per Share Standard	Discontinued Operations(3)
	(in thousands)
Statement of Operations:
Interest expense	$9,479	$1,447		$10,926	$9,727	$1,214			$10,941
Total expenses	58,437	1,447		59,884	59,106	1,214		(28)	60,292
Gain on early extinguishment of debt	4,188	(1,069)		3,119
Net income(1)	14,746	(2,516)		12,230	17,845	(1,214)			16,631
Net income attributable to Kilroy Realty Corporation(2)	14,331	(2,421)		11,910	16,975	(1,139)			15,836
Net income available to common stockholders	10,532	(2,421)		8,111	13,176	(1,139)			12,037
Income from continuing operations available to common stockholders per share—basic	0.25	(0.06)	(0.02)	0.17	0.41	(0.04)	(0.01)		0.36
Income from continuing operations available to common stockholders per share—diluted	0.25	(0.06)	(0.02)	0.17	0.40	(0.04)			0.36
Net income available to common stockholders per share—basic	0.25	(0.06)	(0.02)	0.17	0.41	(0.04)			0.37
Net income available to common stockholders per share—diluted	0.25	(0.06)	(0.02)	0.17	0.40	(0.03)			0.37

(1)	Represents net income attributable to both Kilroy Realty Corporation and the noncontrolling interests. For the three months ended September 30, 2008, prior to the adoption of the new accounting standard affecting noncontrolling interests, reported net income was calculated after the impact of $0.9 million of net income attributable to noncontrolling common units of the Operating Partnership and $1.4 million of distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership.
(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units.
(3)	Represents the amounts associated with the property sold in June 2009 that have been reclassified to discontinued operations.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended
	September 30, 2009				September 30, 2008
	As Computed Before New Accounting Standards	Adjustments		As Adjusted	As Previously Reported	Adjustments		Reclass	As Adjusted
		Convertible Debt Standard	Earnings Per Share Standard			Convertible Debt Standard	Earnings Per Share Standard	Discontinued Operations(3)
	(in thousands)
Statement of Operations:
Interest expense	$30,482	$4,559		$35,041	$28,888	$3,534			$32,422
Total expenses	176,606	4,559		181,165	176,229	3,534		(84)	179,679
Gain on early extinguishment of debt	4,188	(1,069)		3,119
Net income(1)	42,972	(5,628)		37,344	41,927	(3,534)			38,393
Net income attributable to Kilroy Realty Corporation(2)	41,586	(5,386)		36,200	40,018	(3,313)			36,705
Net income available to common stockholders	30,189	(5,386)		24,803	28,621	(3,313)			25,308
Income from continuing operations available to common stockholders per share—basic	0.74	(0.14)	(0.02)	0.58	0.87	(0.10)	(0.01)	(0.01)	0.75
Income from continuing operations available to common stockholders per share—diluted	0.74	(0.14)	(0.02)	0.58	0.87	(0.10)	(0.01)	(0.01)	0.75
Net income available to common stockholders per share—basic	0.80	(0.14)	(0.02)	0.64	0.88	(0.10)	(0.01)		0.77
Net income available to common stockholders per share—diluted	0.80	(0.14)	(0.02)	0.64	0.88	(0.10)	(0.01)		0.77

(1)	Represents net income attributable to both Kilroy Realty Corporation and the noncontrolling interests. For the nine months ended September 30, 2008, prior to the adoption of the new accounting standard affecting noncontrolling interests, reported net income was calculated after the impact of $1.9 million of net income attributable to noncontrolling common units of the Operating Partnership and $4.2 million of distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership.
(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units.
(3)	Represents the amounts associated with the property sold in June 2009 that have been reclassified to discontinued operations.

Accounting Standards Adopted Subsequent to January 1, 2009

Effective April 1, 2009, the Company adopted new accounting provisions, which provide additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, these new provisions reaffirm the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. In April 2009, the Financial Accounting Standards Board (“FASB”) also issued new provisions to address application issues on the accounting for contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009. The adoption of these provisions did not have a material effect on the Company’s financial statements.

Effective April 1, 2009, the Company adopted new disclosure provisions, which require quarterly disclosure of qualitative and quantitative information about fair value estimates for all those financial instruments not measured on

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the balance sheet at fair value. Prior to this new guidance, fair values for these assets and liabilities were only disclosed annually. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, disclosures are required only for periods ending subsequent to initial adoption. The adoption of this guidance did not have a material effect on the Company’s financial statements (see Note 6).

Effective for the second quarter of 2009, the Company adopted new accounting provisions, which establish principles and requirements for evaluating and reporting subsequent events and distinguish which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. These new provisions also require disclosure of the date through which subsequent events are evaluated by management (see Note 12). The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued proposed new guidance, which provides additional guidance on measuring the fair value of liabilities. This new guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date. This guidance became effective October 1, 2009. The Company does not believe this guidance will have a material impact on its financial statements.

2.    Unsecured and Secured Debt

Unsecured Line of Credit

The Company has a $550 million unsecured line of credit (the “Credit Facility”), under which the Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature. As of September 30, 2009, the Company had borrowings of $126 million outstanding under the Credit Facility and borrowing capacity of approximately $424 million. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (1.22% as of September 30, 2009). The Credit Facility matures in April 2010 and includes a feature to extend the maturity for one year, at the Company’s option, for a one time extension fee of 0.15% of the total $550 million Credit Facility. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, including to finance development and redevelopment expenditures, to fund potential acquisitions, and to potentially repay long-term debt. During the second quarter of 2009, the Company used a portion of the net proceeds of $191.7 million from its common stock offering to repay borrowings under the Credit Facility (see Note 4).

3.25% Exchangeable Senior Notes and Related Capped Call Option Transactions

As of September 30, 2009, the Operating Partnership had $420 million in aggregate stated principal amount of Notes outstanding. Interest is payable on the Notes semi-annually in arrears on April 15th and October 15th of each year at a contractual interest rate of 3.25%. The Notes mature on April 15, 2012. The Notes were issued at a 1% discount of $4.6 million.

During the third quarter of 2009, the Company repurchased Notes with an aggregate stated principal amount of $40.0 million for approximately $35.3 million in cash using borrowings from the Credit Facility. The Company recorded a net gain on early extinguishment of debt of approximately $3.1 million, equal to the difference between the estimated fair value of the liability component of the Notes and the net carrying amount of the repurchased Notes on the repurchase date. In addition, approximately $0.8 million, which represented the amount of cash proceeds allocated to the equity component, was charged to additional paid-in-capital.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon exchange, the holders of the Notes will receive (i) cash up to the principal amount of the Notes and (ii) to the extent the exchange value exceeds the principal amount of the Notes, shares of the Company’s common stock. At any time prior to November 15, 2011, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Notes, to settle all of the future exchange obligations of the Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period. The exchange rate as of September 30, 2009 was equal to 11.3636 common shares per $1,000 principal amount of the Notes, which is equivalent to an exchange price of $88.00 per common share. This exchange rate is subject to adjustment under certain circumstances including increases the Company’s common dividends. The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price as of September 30, 2009 and December 31, 2008, and thus the exchange option was out-of-the-money at these dates.

The liability component of the Notes on the consolidated balance sheets was as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Liability component:
Principal amount of Notes	$420,000	$460,000
Unamortized discount	(21,653)	(30,108)

Net carrying amount of Notes	$398,347	$429,892

During the three and nine months ended September 30, 2009 and 2008, the total interest expense attributable to the Notes, before the effect of capitalized interest, was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
3.25% contractual interest payments	$3,616	$3,737	$11,091	$11,212
Amortization of discount	2,091	2,040	6,331	6,058

Interest expense attributable to the Notes	$5,707	$5,777	$17,422	$17,270

In connection with the offering of the Notes, the Operating Partnership entered into the Capped Calls with JPMorgan Chase Bank, National Association, Bank of America, N.A., and Lehman Brothers OTC Derivatives Inc. (“Lehman”) as counterparties. The Capped Calls, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Notes, and do not affect the holders’ rights under the Notes. In October 2008, Lehman filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result of the filing of the bankruptcy, Lehman defaulted on its one-third of the Capped Calls. In the fourth

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2008 in accordance with the Capped Call agreement with Lehman, the Company early terminated its Capped Call with Lehman and sent a demand letter to Lehman requesting payment of the required termination fee.

During September and October 2009, in connection with the Company’s repurchase of $40.0 million of aggregate stated principal of the Notes, the Company terminated Capped Calls in proportion to the debt repurchased. Subsequent to these transactions, the Company had outstanding Capped Calls that referenced, subject to customary anti-dilution adjustments, a total of 3,181,808 shares of the Company’s common stock at a strike price of $88.00, which corresponds to the exchange price of the Notes. These Capped Calls mitigate the dilutive impact on the Company of the potential conversion of two-thirds of the Notes to shares as if the conversion price were increased from $88.00 to $102.72 per common share, which represents an increase from a 20% premium to a 40% premium based on the March 27, 2007 closing price of $73.37 per common share. If, however, the market value per share of the Company’s common stock were to exceed $102.72 per common share then the dilution mitigation under the Capped Calls would be capped, which means there would be dilution from exchange of the Notes to the extent that the market value per share of our common stock exceeds $102.72.

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

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, a minimum consolidated tangible net worth, and a minimum unsecured debt ratio. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants as of September 30, 2009.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense, loan cost amortization, and debt discount amortization net of capitalized interest, loan cost amortization, and debt discount amortization for the three and nine months ended September 30, 2009 and 2008. The capitalized amounts are a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Gross interest expense, loan cost amortization, and debt discount amortization	$13,540	$15,694	$41,992	$47,438
Capitalized interest, loan cost amortization, and debt discount amortization	(2,614)	(4,753)	(6,951)	(15,016)

Interest expense	$10,926	$10,941	$35,041	$32,422

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Noncontrolling Interests

Preferred Unitholders

As of both September 30, 2009 and December 31, 2008, the Company had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes in this noncontrolling interest during the three and nine months ended September 30, 2009 and 2008.

Common Units of the Operating Partnership

The Company owned a 96.2%, 95.0%, and 94.9% common general partnership interest in the Operating Partnership as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively. The remaining 3.8%, 5.0%, and 5.1% common limited partnership interest as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common units. There were 1,723,131 and 1,753,729 common units outstanding as of September 30, 2009 and December 31, 2008, respectively.

The common units may be redeemed by unitholders for cash. The Company, at its option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $50.6 million and $56.9 million as of September 30, 2009 and December 31, 2008, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

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

Exchange of Common Units

During the second quarter of 2009, an aggregate 30,598 common units of the Operating Partnership were exchanged for shares of the Company’s common stock. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the common unitholders.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Share-Based Compensation

Share-Based Incentive Plan

As of September 30, 2009, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”). The number of shares originally authorized for issuance under the 2006 Plan was 1,535,000 shares of common stock. In May 2009, the Company’s stockholders approved an amendment to the 2006 Plan pursuant to which an additional 1,595,000 shares of common stock have become reserved and available for future issuance under the 2006 Plan. On September 16, 2009, the Company filed with the SEC a Registration Statement on Form S-8 covering the additional shares of the Company’s common stock issuable under the 2006 Plan as a result of the amendment. The amendment, which was included as an exhibit on Form 8-K filed with the SEC on May 27, 2009, also made certain changes regarding how awards are counted against the number of shares available for issuance under the 2006 Plan. As of September 30, 2009, 2,047,375 shares of common stock were available to be granted under the 2006 Plan. Under the Company’s Stock Award Deferral Program, participants may defer receipt of certain awards of nonvested shares that may be granted under the 2006 Plan by electing to receive an equivalent number of RSUs in lieu of such awards of nonvested shares.

The following summarizes the share-based compensation programs approved and the share-based awards granted during the nine months ended September 30, 2009 and the 2007 share-based compensation program for the executive officers that was still in the performance period as of September 30, 2009.

Executive Officer Share-Based Compensation Programs

2009 Program

In January 2009, the Executive Compensation Committee approved the 2009 Annual Bonus Program, which allows the executive officers to receive bonus compensation in the event certain specified corporate performance measures are achieved for the fiscal year ending December 31, 2009. Performance will be measured independently for each corporate performance measure based on the achievement of certain target levels of performance. It is anticipated that any amounts earned up to the first 50% of the applicable target award for each performance measure will be paid in cash, and any portion earned of the remaining 50% of the applicable target award for each performance measure will be paid in RSUs. The Company anticipates that any cash earned under this program would be paid during the first quarter of 2010, and any RSUs earned under this program would be issued during the first quarter of 2010. Awards of RSUs earned under the 2009 Annual Bonus Program are expected to vest in two equal installments on December 31, 2010 and December 31, 2011. Vesting would be based on continued employment through the applicable vesting dates.

2008 Program

In January 2009, the Executive Compensation Committee granted an aggregate of 527,099 nonvested RSUs to the executive officers under the 2008 Annual Long-Term Incentive Program, which allowed the executive officers to receive bonus compensation in the event certain specified corporate performance measures were achieved for the fiscal year ended December 31, 2008. The total number of RSUs awarded was calculated by dividing the total dollar value earned under the program by the quoted closing share price of the Company’s common stock on the NYSE of $26.94 on the grant date of January 23, 2009. The total compensation cost to be recorded is equal to the total dollar value earned under the program. Of the 527,099 RSUs awarded, 263,551 vest on December 31, 2009, and 263,548 vest on December 31, 2010. Vesting is based on continued employment through the applicable vesting dates.

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

As of September 30, 2009, the Company was still in the performance period for the development leasing component of the DPP. The incentive award that may be earned under the development leasing component of the DPP will be based on whether certain future leasing targets are achieved for development and redevelopment properties on which the Company commenced construction during 2007. During the DPP performance period, the Company records compensation expense at the end of each reporting period by evaluating the likelihood of achieving the specified targets and estimating the timeframe in which the targets could potentially be achieved and then recording compensation cost on the applicable portion of the estimated performance period that has elapsed before the end of the period. The Company currently estimates that any shares of common stock or other equity-based instruments earned under the development leasing component of the DPP would be granted in the first quarter of 2011.

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

Non-employee Board Member Share-Based Compensation Program

In June 2009, the Executive Compensation Committee granted an aggregate of 4,958 nonvested shares and 19,832 nonvested RSUs to non-employee board members as part of the board members’ annual compensation in accordance with the Company’s Board of Directors compensation program. The total compensation cost for these awards was calculated based on the quoted closing share price of the Company’s common stock on the NYSE of $20.17 on the grant date of June 15, 2009. Subject to continued service, these awards will vest on the date of the Company’s 2010 annual stockholders meeting.

Summary of Nonvested Shares

A summary of the status of the Company’s nonvested shares as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	223,166	$66.33
Granted(1)	4,958	20.17
Vested(1)	(14,158)	60.95

Nonvested as of September 30, 2009	213,966	$65.62

(1)	This summary does not include the 51,040 shares of common stock awarded under the development completion component of the DPP as the shares were fully-vested upon issuance.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of shares that vested during the nine months ended September 30, 2009 and 2008 was $0.3 million and $2.6 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

Summary of RSUs

A summary of the status of the Company’s RSUs as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below:

	Nonvested RSUs	Vested RSUs	Total RSUs	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	7,468	220	7,688	$53.18
Granted	589,805	—	589,805	26.71
Vested	(3,736)	3,736	—	53.58
Issuance of dividend equivalents	—	25,672	25,672	21.58

Outstanding as of September 30, 2009	593,537	29,628	623,165	$27.15

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $2.6 million and $4.4 million for the three months ended September 30, 2009 and 2008, respectively, and $8.7 million and $12.2 million for the nine months ended September 30, 2009 and 2008, respectively. Of the total share-based compensation cost, $0.3 million was capitalized as part of real estate assets for both the three months ended September 30, 2009 and 2008, and $0.8 million was capitalized as part of real estate assets for both the nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was approximately $11.1 million of total unrecognized compensation cost related to nonvested awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.3 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2009. The $11.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2009 Annual Bonus Program or the development leasing component of the DPP discussed above since share-based awards have not been granted under these programs as of September 30, 2009. The compensation cost that will be recorded in future periods related to these programs will be based on the amounts ultimately earned under these programs.

6.    Fair Value of Financial Instruments

Financial Instruments Reported at Fair Value

The only financial instruments recorded at fair value in the Company’s consolidated financial statements are the marketable securities related to the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”). The following table sets forth the fair value of the Company’s marketable securities as of September 30, 2009 and December 31, 2008.

	Fair Value as of
Description	September 30, 2009 (Level 1)(1)	December 31, 2008 (Level 1)(1)
	($ in thousands)
Marketable Securities	$3,229	$1,888

(1)	Based on quoted prices in active markets for identical securities.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of the Company’s remaining financial assets and liabilities as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in thousands)
Assets
Notes receivable	$10,716	$10,789	$10,824	$10,343
Liabilities
Secured debt	296,788	296,307	316,456	296,438
Notes	398,347	381,150	429,892	305,767
Unsecured senior notes	144,000	134,305	144,000	111,065
Credit Facility	126,000	122,977	252,000	237,898

The Company generally determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments, and the Company’s estimates for nonperformance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flows.

The Company estimated the fair value for its notes receivable by performing discounted cash flow analyses using an appropriate market rate for a similar type of instrument. The Company determined the fair value of its secured debt, unsecured senior notes, and Credit Facility by performing discounted cash flow analyses using an appropriate market discount rate for similar types of instruments. The Company determines the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or period-end LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt and then adding an appropriate market credit spread derived from market information obtained from third-party financial institutions. These market credit spreads take into account factors, including but not limited to, the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. The Company determines the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period or, if a closing trading price is not available due to limited trading volume, based upon bid-ask spreads from third-party brokers.

With respect to the fair value calculations as of September 30, 2009, the Company assumed LIBOR rates were at or above 2.0% for the purposes of determining the market discount rate since market information obtained from third-party financial institutions supported that current LIBOR-based debt pricing would not price LIBOR below 2.0%. With respect to the fair value calculations as of December 31, 2008, the Company incorporated an additional 250 basis points to the market credit spreads used to calculate fair value to adjust for the uncertainty and liquidity risk inherent in the market at that time due to the lack of available credit and tightening of the credit markets. The Company did not include such an adjustment for the fair value calculations as of September 30, 2009 since credit has begun to become more available, and the Company believes that market credit spreads obtained from third-party financial institutions include appropriate liquidity risk adjustments.

7.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative noncash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant as of September 30, 2009. The Company stopped recognizing revenue associated with this lease as of April 1, 2008.

During the third quarter of 2009, the Company exercised its option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. The Company had previously leased this land, which is adjacent to the Company’s Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

8.    Significant Lease Terminations

During the second quarter of 2009, Accredited Home Lenders, Inc. (“Accredited Home Lenders”) notified the Company of its intent to abandon its interest in the leased premises. On May 26, 2009, the United States Bankruptcy Court for the District of Columbia approved the motion by Accredited Home Lenders to reject its lease encompassing 181,955 rentable square feet under Chapter 11 of the Bankruptcy Code. The Company held a $1.9 million letter of credit as credit support under the terms of the lease. During the second quarter of 2009, the Company drew down the letter of credit and applied $1.6 million against the outstanding Accredited Home Lenders deferred rent receivable balance and approximately $0.3 million against April 2009 rent due under the lease from Accredited Home Lenders.

The Company recorded net lease termination fees of approximately $1.3 million during the nine months ended September 30, 2009 related to bankruptcy claim distributions received in connection with a 2003 lease termination. These amounts were reported in other property income.

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

The Company evaluates the performance of its segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, ground leases, and provisions for bad debts) and excludes other nonproperty income and expenses, interest expense, depreciation and amortization, and corporate general and administrative expenses. There is no intersegment activity.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Office Properties:
Operating revenues(1)	$60,765	$68,847	$187,014	$192,631
Property and related expenses	17,327	17,224	52,001	52,650

Net Operating Income	43,438	51,623	135,013	139,981

Industrial Properties:
Operating revenues(1)	7,729	8,099	25,041	24,440
Property and related expenses	2,001	1,854	5,492	4,539

Net Operating Income	5,728	6,245	19,549	19,901

Total Reportable Segments:
Operating revenues(1)	68,494	76,946	212,055	217,071
Property and related expenses	19,328	19,078	57,493	57,189

Net Operating Income	$49,166	$57,868	$154,562	$159,882

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Total Net Operating Income for reportable segments	$49,166	$57,868	$154,562	$159,882
Unallocated other income (loss):
Interest income and other net investment gains (losses)	501	(149)	1,074	192
Gain on early extinguishment of debt	3,119	—	3,119	—
Other unallocated expenses:
General and administrative expenses	7,662	9,627	22,023	28,050
Interest expense	10,926	10,941	35,041	32,422
Depreciation and amortization	21,968	20,646	66,608	62,018

Income from continuing operations	12,230	16,505	35,083	37,584
Income from discontinued operations	—	126	2,261	809

Net income	12,230	16,631	37,344	38,393
Net income attributable to noncontrolling common units of the Operating Partnership	(320)	(795)	(1,144)	(1,688)

Net income attributable to Kilroy Realty Corporation	11,910	15,836	36,200	36,705
Preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)

Net income available to common stockholders	$8,111	$12,037	$24,803	$25,308

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Discontinued Operations

During the second quarter of 2009, the Company sold the following property:

Location	Property Type	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
12400 Industry Street Garden Grove, CA	Industrial	June	1	64,200	$5.1

The following table summarizes the components that comprise income from discontinued operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
Rental income	$—	$141	$—	$423
Tenant reimbursements	—	13	—	37
Other property income	—	—	—	199

Total revenues(1)	—	154	—	659

Expenses:
Property expenses	—	2	94	5
Real estate taxes	—	11	105	34
Depreciation and amortization	—	15	25	45

Total expenses	—	28	224	84

Income (loss) from discontinued operations before net gain on dispositions of discontinued operations	—	126	(224)	575
Net gain on dispositions of discontinued operations	—	—	2,485	234

Total income from discontinued operations	$—	$126	$2,261	$809

(1)	The property was vacant during 2009 through the date of disposition.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Net Income Available to Common Stockholders Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$12,230	$16,505	$35,083	$37,584
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(320)	(788)	(1,043)	(1,637)
Preferred distributions and dividends	(3,799)	(3,799)	(11,397)	(11,397)
Allocation to participating securities (nonvested shares and nonvested RSUs)	(693)	(139)	(1,041)	(288)

Numerator for basic and diluted income from continuing operations available to common stockholders	$7,418	$11,779	$21,602	$24,262
Discontinued operations	—	126	2,261	809
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	—	(7)	(101)	(51)

Numerator for basic and diluted net income available to common stockholders	$7,418	$11,898	$23,762	$25,020

Denominator:
Basic weighted average vested shares outstanding	42,934,796	32,338,796	37,279,250	32,381,993
Effect of dilutive securities—stock options and contingently issuable shares	679	43,846	17,681	28,711

Diluted weighted average vested shares and common share equivalents outstanding	42,935,475	32,382,642	37,296,931	32,410,704

Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.17	$0.36	$0.58	$0.75
Discontinued operations per common share	—	0.01	0.06	0.02

Net income available to common stockholders per share	$0.17	$0.37	$0.64	$0.77

Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.17	$0.36	$0.58	$0.75
Discontinued operations per common share	—	0.01	0.06	0.02

Net income available to common stockholders per share	$0.17	$0.37	$0.64	$0.77

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2009, 20,000 stock options were not included in the net income available to common stockholders per share calculation as their effect was antidilutive. As of September 30, 2009 and 2008, the effect of the assumed conversion of the Notes was not included in the net income available to common stockholders per share calculation as its effect was antidilutive.

12.    Subsequent Events

On October 16, 2009, aggregate dividends, distributions, and dividend equivalents of $15.9 million were made to common stockholders, common unitholders, and RSU holders of record on September 30, 2009.

The Company has evaluated subsequent events through October 27, 2009, the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing, and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date this report was filed. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, develop, and acquire office and industrial real estate located in Southern California. We qualify and operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.2%, 95.0%, and 94.9% general partnership interest in the Operating Partnership as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

Factors That May Influence Future Results of Operations

Global Market and Economic Conditions.    In the U.S., market and economic conditions continue to be challenging with tighter credit conditions and modest growth through the third quarter of 2009 as compared to the prior year. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and continued recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

California Economic Conditions.    The continuing economic crisis has particularly affected the economy of California. The State of California began its fiscal year on July 1, 2009 with a significant reported deficit. The California budget deficit could further impact and aggravate the current recessionary conditions within the state, which could adversely impact the financial conditions of our tenants. Given the budgetary situation in California, there is also the possibility that the California State Legislature could enact new tax legislation that could have an adverse impact on businesses operating in California, including us and our tenants, and, as a result, could have an adverse impact on our financial condition, results of operations, and cash flows.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Periods of economic slowdown or recession in the U.S., declining demand for office or industrial properties, or decreases in market rental rates or market values of real estate assets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or market due to impairment, or, if as a result of an early lease termination we were required to remove and dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations would be negatively affected.

Leasing Activity and Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leases that commenced during the three and nine months ended September 30, 2009.

Leasing Commencement Information by Segment

For Leases That Commenced During the Three Months Ended September 30, 2009

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	12	14	53,416	230,936	14.7%	5.2%	47.2%	66
Industrial Properties	1	1	4,000	98,200	43.2%	7.6%	96.1%	117

Total portfolio	13	15	57,416	329,136	17.4%	5.4%	55.7%	80

Leasing Commencement Information by Segment

For Leases That Commenced During the Nine Months Ended September 30, 2009

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	25	34	155,356	473,316	11.8%	6.1%	53.9%	58
Industrial Properties	3	5	109,000	436,735	17.4%	1.1%	55.1%	79

Total portfolio	28	39	264,356	910,051	12.9%	5.0%	54.5%	68

(1)	Represents leasing activity for leases that commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The increase in rental rates for industrial leases that commenced during the three months ended September 30, 2009 was largely due to one lease renewal for approximately 98,200 rentable square feet, and the increase in rental rates for industrial leases that commenced during the nine months ended September 30, 2009 was largely due to two lease renewals totaling approximately 298,800 rentable square feet.

While changes in rents were positive for leases that commenced during the three and nine month periods ended September 30, 2009, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above expiring stated rates for the same space. Leasing activity statistics for any given period are impacted by the number and mix of leases executed, the terms of the individual leases, and the submarkets in which leasing activity is located. Therefore, current period lease commencement activity may not be indicative of leasing trends in the future. An extended economic slowdown and continued tightening of the credit markets could have an adverse effect on our tenants and could impact our ability to maintain or increase rental rates in our submarkets.

In general, we have been experiencing decreases in rental rates in many of our submarkets due to current recessionary conditions and other related factors. During the third quarter of 2009, we executed 27 leases for an aggregate of 283,100 rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 0.6% decrease in cash rents, and a 3.6% increase in GAAP rents. As of September 30, 2009, we believe that the weighted average cash rental rates for our overall portfolio are approximately 0% to 5% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. As a result of the economic conditions, we are also experiencing decreased occupancy rates and protracted lease negotiations. As previously discussed, our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economy on our submarkets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.    The following table sets forth certain information regarding our lease expirations for the remainder of 2009 and the next five years, which is in addition to the 2.2 million rentable square feet, or 17.5%, of currently available space in our stabilized portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000’s)(2)
Office Properties:
Remainder of 2009	12	87,784	1.3%	$2,188	1.1%	$24.92
2010	80	1,225,330	17.6	30,457	15.2	24.86
2011	54	525,100	7.5	10,951	5.5	20.86
2012	53	674,187	9.7	17,928	8.9	26.59
2013	41	567,488	8.1	14,153	7.1	24.94
2014	36	944,449	13.5	23,835	11.9	25.24

Total Office	276	4,024,338	57.7%	$99,512	49.7%	$24.73

Industrial Properties:
Remainder of 2009	2	40,266	1.3%	$295	1.2%	$7.33
2010	13	367,112	11.9	3,003	11.7	8.18
2011	13	382,605	12.4	3,433	13.4	8.97
2012	10	451,672	14.6	3,057	11.9	6.77
2013	5	586,508	19.0	4,302	16.8	7.33
2014	9	466,578	15.1	3,743	14.6	8.02

Total Industrial	52	2,294,741	74.3%	$17,833	69.6%	$7.77

Total	328	6,319,079	62.8%	$117,345	52.0%	$18.57

(1)	The information presented reflects leasing activity through September 30, 2009. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of September 30, 2009.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leases representing approximately 1.3% and 15.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2009 and in 2010, respectively. The leases scheduled to expire during the remainder of 2009 and in 2010 represent approximately 1.3 million rentable square feet of office space, or 14.4% of our total annualized base rental revenue, and 0.4 million rentable square feet of industrial space, or 1.5% of our total annualized base rental revenue. As of September 30, 2009, we believe that the weighted average cash rental rates for leases scheduled to expire during the remainder of 2009 and in 2010 are approximately equal to the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

Sublease Activity.    Of our leased space as of September 30, 2009, approximately 416,200 rentable square feet, or 3.4%, of the square footage in our stabilized portfolio was available for sublease compared to 485,600 rentable square feet, or 3.9%, as of December 31, 2008. Of the 3.4% of available sublease space in our stabilized portfolio as of September 30, 2009, approximately 2.8% was vacant space, and the remaining 0.6% was occupied. Approximately 51.8%, 31.5%, and 16.7% of the available sublease space as of September 30, 2009 is located in the Orange County, San Diego, and Los Angeles regions, respectively. Of the approximately 416,200 rentable square feet available for sublease as of September 30, 2009, there are no scheduled lease expirations in 2009 and four scheduled lease expirations in 2010 representing approximately 132,300 rentable square feet.

Development and Redevelopment Programs.    Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs, and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets.

We believe that a portion of our future potential growth will continue to come from our newly developed or redeveloped properties and our development pipeline. However, while we continue to evaluate development opportunities throughout Southern California and specifically in our core markets, we have currently delayed the timing and reduced the scope of our development program as a result of the economic conditions in our submarkets. As of September 30, 2009, we had no development projects under, or committed for, construction. As of September 30, 2009, we had one development property encompassing approximately 51,000 rentable square feet that was completed in the fourth quarter of 2008. This property is currently in the lease-up phase and has not yet been leased. As of September 30, 2009, we also had three development buildings, which we added to the stabilized portfolio in 2008, encompassing approximately 160,000 rentable square feet that have not yet reached stabilized occupancy of 95%. The average occupancy for these three buildings was approximately 13% as of September 30, 2009.

We believe that other possible sources of potential future growth are redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to evaluate redevelopment opportunities within our portfolio when there is limited land for development in our strategic submarkets. We had no redevelopment properties in process as of September 30, 2009.

In light of current economic conditions, we may be unable to lease committed or completed development or redevelopment properties at expected rental rates or within projected timeframes, which could adversely affect our financial condition, results of operations, and cash flows.

Delays and scope reductions in our development program impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. As of September 30, 2009, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $251 million. During the nine months ended September 30, 2009, we did not capitalize interest and carry costs on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million, as we determined these projects did not qualify for interest and other carry cost capitalization under GAAP. Additional delays and scope reductions could further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization and thus could further impact our results from operations.

City of San Diego.    Given the geographic concentration of our future development pipeline in San Diego County, our future operating results may be affected by (i) the city of San Diego’s current financial difficulties, (ii) the city of San Diego’s General Plan and Land Use update, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego’s, the state’s, and federal agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation, including new regulations by the Air Resource Board that may impact the operation and cost of construction and industrial equipment, and mandatory energy and sustainable building code requirements, (v) the potential new building permit moratorium due to state and regional water agencies not issuing new water meters because of new water rationing guidelines, and (vi) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county, and state water agencies and other agencies. Any of these factors may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development, and market conditions in this important region. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

Incentive Compensation.    Our Executive Compensation Committee determines compensation, including equity and cash incentive programs, for our executive officers. The programs approved by the Executive Compensation Committee have historically provided for equity and cash compensation to be earned by our executive officers based on certain performance measures, including financial, operating, and development targets.

In the first quarter of 2009, our Executive Compensation Committee approved the 2009 Annual Bonus Program for executive management that will allow executive management to receive bonus compensation for achieving certain specified corporate performance measures for the year ending December 31, 2009. The provisions of the 2009 Annual Bonus Program were reported on Form 8-K filed with the SEC on January 29, 2009. As a result of the structure of this program and other performance-based programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for such programs will be affected by our operating and development performance, financial results, the performance of the trading price of our common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to these compensation programs.

Share-Based Compensation.    As of September 30, 2009, there was $11.1 million of total unrecognized compensation cost related to outstanding nonvested awards issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.3 years. The $11.1 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2009 Annual Bonus Program or the development leasing component of the DPP since share-based awards have not been granted under these programs as of September 30, 2009. The compensation cost that will be recorded related to these programs will be based on the amounts ultimately earned and granted under these programs. See Note 5 to our consolidated financial statements included with this report for additional information regarding these programs.

Significant Tenants

The following table sets forth information about our fifteen largest tenants as of the date of filing this quarterly report, based upon annualized rental revenues as of September 30, 2009.

Tenant Name	Property Segment	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Initial Lease Date(2)	Lease Expiration Date
		(in thousands)
Intuit, Inc.	Office	$15,130	6.7%	November 1997	Various	(3)
Bridgepoint Education, Inc.(4)	Office	13,825	6.1	April 2007	Various	(5)
Scripps Health	Office	12,562	5.6	July 2004	Various	(6)
CareFusion Corporation	Office	10,087	4.5	July 2007	Various	(7)
DIRECTV, Inc.	Office	8,540	3.8	November 1996	July 2014
AMN Healthcare, Inc.	Office	8,341	3.7	July 2003	July 2018
Fish & Richardson P.C.	Office	6,071	2.7	October 2003	October 2018
The Boeing Company	Office/Industrial	5,905	2.6	August 1984	Various	(8)
Epson America, Inc.	Office	5,538	2.5	October 1999	Various	(9)
Verenium Corporation	Office	5,158	2.3	November 2000	Various	(10)
Hewlett-Packard Company	Office	4,348	1.9	October 1999	April 2012
Fair, Isaac and Company, Incorporated	Office	4,006	1.8	August 2003	July 2010
Avnet, Inc.	Office	3,768	1.7	March 2003	February 2013
Scan Health Plan	Office	3,637	1.6	February 1996	June 2015
Northrup Grumman Corporation	Office	3,268	1.4	May 2001	Various	(11)

Total		$110,184	48.9%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of September 30, 2009.
(2)	Represents the date of the first relationship between the tenant and us or our predecessor.
(3)	The Intuit, Inc. leases, which contribute $1.6 million and $13.5 million of annualized base rental revenues, expire in August 2012 and August 2017, respectively.
(4)	Bridgepoint Education, Inc. (“Bridgepoint Education”) is presently expected to increase its current occupancy of 292,229 rentable square feet to 315,592 rentable square feet in phases. This anticipated expansion will increase our annualized base rental revenue from Bridgepoint Education to approximately $14.8 million.
(5)	The Bridgepoint Education leases, which contribute $0.8 million, $5.2 million, and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018, and September 2018, respectively.
(6)	The Scripps Health leases, which contribute $5.2 million and $7.4 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.
(7)	The CareFusion Corporation leases, which contribute $0.8 million and $9.3 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.
(8)	The Boeing Company leases, which contribute $5.4 million and $0.5 million of annualized base rental revenues, expire in July 2010 and October 2010, respectively.
(9)	The Epson America, Inc. lease contributes $5.5 million of annualized base rental revenues, of which $0.6 million and $4.9 million of annualized base rental revenues expire in October 2009 and October 2019, respectively. Epson America, Inc. is expected to vacate approximately 26,800 rentable square feet that expires in October 2009.
(10)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.
(11)	The Northrup Grumman Corporation leases, which contribute $2.0 million and $1.3 million of annualized base rental revenues, expire in February 2012 and April 2012, respectively.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from September 30, 2008 to September 30, 2009. Rentable square footage in our portfolio of stabilized properties increased by an aggregate of approximately 0.1 million rentable square feet, or 0.8%, to 12.3 million rentable square feet as of September 30, 2009 as a result of the activity noted below.

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of September 30, 2008	88	8,342,946	43	3,876,121	131	12,219,067
Properties added from the Development and Redevelopment Portfolios	4	309,217			4	309,217
Disposition(1)			(1)	(64,200)	(1)	(64,200)
Properties not in service due to reentitlement(2)			(1)	(157,458)	(1)	(157,458)
Remeasurement		5,496				5,496

Total as of September 30, 2009	92	8,657,659	41	3,654,463	133	12,312,122

(1)	Operating results and gains (losses) on dispositions of operating properties are included in discontinued operations in the consolidated statement of operations.
(2)	We removed one property, which is in the process of being reentitled for residential use, from the Orange County stabilized industrial portfolio in 2008. We will reevaluate the strategic options for the property, including potential disposition, if the reentitlement is successful.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			9/30/2009	6/30/2009	12/31/2008
Office Properties:
Los Angeles County	25	3,006,509	88.7%	89.0%	92.1%
San Diego County	57	5,027,371	78.2	80.9	83.1
Orange County	5	277,340	52.5	61.3	67.9
Other	5	346,439	93.8	92.8	94.2

	92	8,657,659	81.6	83.5	86.2

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	40	3,462,410	83.7	89.7	96.1

	41	3,654,463	84.6	90.2	96.3

Total stabilized portfolio	133	12,312,122	82.5%	85.5%	89.2%

	Average Occupancy for Three Months Ended September 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2009	2008	2009	2008
Office Properties	82.9%	91.7%	83.4%	91.8%
Industrial Properties	88.3	92.2	88.3	96.1
Total portfolio	84.5%	91.9%	85.0%	93.1%

	Average Occupancy for Nine Months Ended September 30,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2009	2008	2009	2008
Office Properties	84.1%	93.4%	84.8%	93.4%
Industrial Properties	90.4	92.6	90.4	96.4
Total portfolio	86.0%	93.1%	86.5%	94.3%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of September 30, 2009.

As of September 30, 2009, the Office Properties and Industrial Properties represented approximately 88.7% and 11.3%, respectively, of our total annualized base rental revenue.

Current Regional Information

Los Angeles County.    Our Los Angeles County stabilized office portfolio of 3.0 million rentable square feet was 88.7% occupied with approximately 340,600 vacant rentable square feet as of September 30, 2009 compared to 92.1% occupied with approximately 236,800 vacant rentable square feet as of December 31, 2008. The decrease in Los Angeles County stabilized office portfolio occupancy is primarily attributable to one lease with one tenant that expired during the first quarter of 2009, which represented approximately 94,800 rentable square feet. Approximately 55,900 rentable square feet of the 94,800 rentable square feet has been released to a new tenant. The lease is expected to commence during the first quarter of 2010.

As of September 30, 2009, an aggregate of approximately 81,700 and 824,400 rentable square feet are scheduled to expire in this region during the remainder of 2009 and 2010, respectively. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2009 and 2010 represents approximately 32.4% of the total occupied rentable square feet in this region and 9.6% of our annualized base rental revenues for our total stabilized portfolio. Of the 906,100 rentable square feet scheduled to expire during the remainder of 2009 and 2010, approximately 405,900 and 296,100 rentable square feet are located in the El Segundo and West Los Angeles submarkets, respectively. Over the last twenty-one months, the El Segundo Class A office and West Los Angeles office markets have experienced an increase in total vacancy from 11.3% to 14.0% and 7.7% to 18.6%, respectively. Of the approximately 405,900 rentable square feet scheduled to expire in the El Segundo submarket, approximately 286,200 rentable square feet is occupied by The Boeing Company. We expect that The Boeing Company will move out of our building into space it currently owns. We are planning to redevelop this property since The Boeing Company and its predecessors have occupied the building for more than 25 years and so that it is well positioned for the growing diversity of the El Segundo tenant base.

San Diego County.    Our San Diego County stabilized office portfolio of 5.0 million rentable square feet was 78.2% occupied with approximately 1.1 million vacant rentable square feet as of September 30, 2009 compared to 83.1% occupied with approximately 849,800 vacant rentable square feet as of December 31, 2008. The decrease in San Diego County stabilized office portfolio occupancy was primarily due to the termination of one lease with Accredited Home Lenders for approximately 182,000 rentable square feet (see Note 8 to our consolidated financial statements included in this report for additional information) and the expiration of one lease with Epicor Software Corporation for approximately 172,800 rentable square feet. This decrease was partially offset by the commencement of one lease with CareFusion Corporation during the first quarter of 2009 for approximately 48,700 rentable square feet. In the fourth quarter of 2009, our one development property in lease-up, which is currently vacant, will be added to the stabilized portfolio since it has been one year since the cessation of major construction activities.

As of September 30, 2009, in this region there are no scheduled lease expirations during the remainder of 2009, and leases representing approximately 329,000 rentable square feet are scheduled to expire during 2010. The aggregate rentable square feet scheduled to expire in this region during 2010 represents approximately 8.4% of the total occupied rentable square feet in this region and 4.0% of our annualized base rental revenues for our total stabilized portfolio. Of the 329,000 rentable square feet scheduled to expire during 2010, approximately 178,100 and 106,100 rentable square feet are located in the Del Mar and Sorrento Mesa submarkets, respectively. During the third quarter of 2009, demand in Central San Diego, where all our properties in this region are located, increased slightly, and leasing activity increased moderately although vacancy rates continued to increase. Over the last twenty-one months, the Del Mar office and Sorrento Mesa two- and three-story office markets have experienced an increase in total vacancy from 12.8% to 21.4% and 7.5% to 11.6%, respectively. Lease negotiations continue to be protracted, and it is taking significantly longer for us to lease vacant space in San Diego County than in prior years.

Orange County.    As of September 30, 2009, our Orange County stabilized industrial portfolio was 83.7% occupied with approximately 563,300 vacant rentable square feet compared to 96.1% occupied with approximately 137,100 vacant rentable square feet as of December 31, 2008. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to three leases totaling approximately 279,200 rentable square feet that expired during the nine months ended September 30, 2009. Additionally, one tenant ceased paying rent and vacated an industrial building encompassing approximately 144,000 rentable square feet in this region during the third quarter of 2009. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 52.5% occupied with approximately 131,900 vacant rentable square feet as of September 30, 2009 compared to 67.9% occupied with approximately 89,000 vacant rentable square feet as of December 31, 2008. The decrease in Orange County stabilized office portfolio occupancy is primarily attributable to one lease that expired during the third quarter.

As of September 30, 2009, leases representing an aggregate of approximately 44,800 and 385,300 rentable square feet are scheduled to expire during the remainder of 2009 and 2010, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2009 and 2010 represents approximately 14.2% of the total occupied rentable square feet in this region and 1.7% of the annualized base rental revenues for our total stabilized portfolio. Of the 430,100 rentable square feet scheduled to expire during the remainder of 2009 and 2010, approximately 407,400 rentable square feet is industrial space. Direct vacancy for Orange County industrial space is currently 5.9%.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same Net Operating Income segment information disclosed in Note 9 to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

The following table reconciles our Net Operating Income by segment to our net income available to common stockholders for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2009	2008
	($ in thousands)
Net Operating Income, as defined
Office Properties	$43,438	$51,623	$(8,185)	(15.9)%
Industrial Properties	5,728	6,245	(517)	(8.3)

Total portfolio	$49,166	$57,868	$(8,702)	(15.0)

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	$49,166	$57,868	$(8,702)	(15.0)
Unallocated other income (loss):
Interest income and other net investment gains (losses)	501	(149)	650	436.2
Gain on early extinguishment of debt	3,119	—	3,119	100.0
Other unallocated expenses:
General and administrative expenses	7,662	9,627	(1,965)	(20.4)
Interest expense	10,926	10,941	(15)	(0.1)
Depreciation and amortization	21,968	20,646	1,322	6.4

Income from continuing operations	12,230	16,505	(4,275)	(25.9)
Income from discontinued operations	—	126	(126)	(100.0)

Net income	12,230	16,631	(4,401)	(26.5)
Net income attributable to noncontrolling common units of the Operating Partnership	(320)	(795)	475	59.7

Net income attributable to Kilroy Realty Corporation	11,910	15,836	(3,926)	(24.8)
Total preferred distributions and dividends	(3,799)	(3,799)	—	0.0

Net income available to common stockholders	$8,111	$12,037	$(3,926)	(32.6)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the three months ended September 30, 2009 and 2008.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
				($ in thousands)
Operating revenues:
Rental income	$54,634	$57,523	$(2,889)	(5.0)%	$49,401	$55,408	$(6,007)	(10.8)%
Tenant reimbursements	5,926	6,282	(356)	(5.7)	5,353	6,032	(679)	(11.3)
Other property income	205	5,042	(4,837)	(95.9)	194	5,042	(4,848)	(96.2)

Total	60,765	68,847	(8,082)	(11.7)	54,948	66,482	(11,534)	(17.3)

Property and related expenses:
Property expenses	11,658	11,731	(73)	(0.6)	11,141	11,552	(411)	(3.6)
Real estate taxes	5,196	5,045	151	3.0	4,628	4,833	(205)	(4.2)
Provision for bad debts	75	17	58	341.2	74	16	58	362.5
Ground leases	398	431	(33)	(7.7)	397	430	(33)	(7.7)

Total	17,327	17,224	103	0.6	16,240	16,831	(591)	(3.5)

Net Operating Income	$43,438	$51,623	$(8,185)	(15.9)%	$38,708	$49,651	$(10,943)	(22.0)%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of September 30, 2009.

Rental Income

Rental income from Office Properties decreased $2.9 million, or 5.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to:

•

A decrease of $6.0 million generated by the Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of September 30, 2009 (the “Core Office Portfolio”) primarily due to a 8.4% decrease in average occupancy from 91.8% for the three months ended September 30, 2008 to 83.4% for the three months ended September 30, 2009;

•

An offsetting increase of $2.9 million generated by one office development property that was added to the stabilized portfolio in the third quarter of 2008 and two office development properties that were added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Development Properties”); and

•

An offsetting increase of $0.2 million generated by one office redevelopment property that was added to the stabilized portfolio in the third quarter of 2008 and one office redevelopment project consisting of two buildings that was added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Redevelopment Properties”).

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $0.4 million, or 5.7%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to:

•	A decrease of $0.7 million generated by the Core Office Portfolio primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $0.3 million generated by the Office Development Properties and the Office Redevelopment Properties.

Other Property Income

Other property income from Office Properties decreased $4.8 million, or 95.9%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a $4.9 million net lease termination fee from one early lease termination at one of our Office Properties in Los Angeles during the three months ended September 30, 2008 (see the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the SEC on May 6, 2009 for additional information).

Property Expenses

Property expenses from Office Properties decreased $0.1 million, or 0.6%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to:

•	A decrease of $0.4 million generated by the Core Office Portfolio primarily due to:

•

A decrease of $0.7 million attributable to a decrease in certain recurring operating costs such as utilities, property management expenses, repairs and maintenance costs, and janitorial and other service-related costs primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income”; and

•	An offsetting increase of $0.5 million due to costs associated with nonrecurring repairs at one of our San Diego properties; and

•	An offsetting increase of $0.3 million attributable to the Office Development Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $0.2 million, or 3.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to:

•	An increase of $0.4 million generated by the Office Development Properties and Office Redevelopment Properties; and

•

An offsetting decrease of $0.2 million generated by the Core Office Portfolio. Real estate taxes for the three months ended September 30, 2009 included a credit of $0.2 million related to a change in estimate for several properties with recently constructed improvements. Excluding the impact of this credit in 2009, real estate taxes for the three months ended September 30, 2009 were consistent as compared to the three months ended September 30, 2008.

Net Operating Income

Net Operating Income from Office Properties decreased $8.2 million, or 15.9%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to:

•	A decrease of $10.9 million generated by the Core Office Portfolio primarily due to:

•	A decrease of $6.0 million in rental income primarily related to a decrease in average occupancy; and

•	A decrease of $4.8 million in other property income primarily due to a lease termination fee included in the results for 2008; and

•	An offsetting increase of $2.7 million generated by the Office Development Properties and the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$6,663	$6,882	$(219)	(3.2)%	$6,618	$6,819	$(201)	(2.9)%
Tenant reimbursements	917	974	(57)	(5.9)	917	974	(57)	(5.9)
Other property income	149	243	(94)	(38.7)	149	193	(44)	(22.8)

Total	7,729	8,099	(370)	(4.6)	7,684	7,986	(302)	(3.8)

Property and related expenses:
Property expenses	1,041	1,091	(50)	(4.6)	908	950	(42)	(4.4)
Real estate taxes	792	771	21	2.7	681	663	18	2.7
Provision for bad debts	168	(8)	176	2,200.0	168	(8)	176	2,200.0

Total	2,001	1,854	147	7.9	1,757	1,605	152	9.5

Net Operating Income	$5,728	$6,245	$(517)	(8.3)%	$5,927	$6,381	$(454)	(7.1)%

(1)	Industrial Properties owned and stabilized at January 1, 2008 which are still owned and stabilized as of September 30, 2009.

Rental Income

Rental income from Industrial Properties decreased $0.2 million, or 3.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to occupancy changes at the Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of

September 30, 2009 (the “Core Industrial Portfolio”). Average occupancy decreased 7.8% from 96.1% for the three months ended September 30, 2008 to 88.3% for the three months ended September 30, 2009.

Total Property and Related Expenses

Total property and related expenses from Industrial Properties increased $0.1 million, or 7.9%, for the three months ended September 30, 2009 compared to the three months ended September, 30 2008 primarily due to an increase of $0.2 million in the provision for bad debts due to changes in our estimates of collectability of receivables from certain watchlist tenants.

Net Operating Income

Net Operating Income from Industrial Properties decreased $0.5 million, or 8.3%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to:

•	A decrease of $0.2 million in rental income generated by the Core Industrial Portfolio primarily due to a decrease in average occupancy; and

•	An increase of $0.2 million in property and related expenses due to an increase in the provision for bad debts.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses decreased $2.0 million, or 20.4%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a decrease in incentive compensation expense.

Interest Expense

The following table sets forth our gross interest expense, loan cost amortization, and debt discount amortization net of capitalized interest, loan cost amortization, and debt discount amortization for the three months ended September 30, 2009 and 2008.

	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense, loan cost amortization, and debt discount amortization	$13,540	$15,694	$(2,154)	(13.7)%
Capitalized interest, loan cost amortization, and discount amortization	(2,614)	(4,753)	2,139	(45.0)%

Interest expense	$10,926	$10,941	$(15)	(0.1)%

Gross interest, loan cost amortization, and discount amortization before the effect of capitalized interest, loan cost amortization, and discount amortization decreased $2.2 million, or 13.7%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a decrease in our average debt balance during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Capitalized interest, loan cost amortization, and discount amortization decreased $2.1 million, or 45.0%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the period. See Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation “—Development and Redevelopment Programs” for a discussion of certain development pipeline projects for which we did not capitalize interest during the third quarter of 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.3 million, or 6.4%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to an increase of $1.2 million from the Office Development Properties and the Office Redevelopment Properties.

Interest Income and Other Net Investment Gains (Losses)

Total interest income and other net investment gains (losses) increased $0.7 million, or 436.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily due to an increase in the fair value of the marketable securities held in connection with our Deferred Compensation Plan.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was approximately $3.1 million during the three months ended September 30, 2009 and represents the net gain from the repurchase of Notes with an aggregate stated principal amount of $40.0 million (see Note 2 to our consolidated financial statements included in this report for additional information).

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The following table reconciles our Net Operating Income by segment to our net income available to common stockholders for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2009	2008
	($ in thousands)
Net Operating Income, as defined
Office Properties	$135,013	$139,981	$(4,968)	(3.5)%
Industrial Properties	19,549	19,901	(352)	(1.8)

Total portfolio	$154,562	$159,882	$(5,320)	(3.3)

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	$154,562	$159,882	$(5,320)	(3.3)
Unallocated other income:
Interest income and other net investment gains	1,074	192	882	459.4
Gain on early extinguishment of debt	3,119	—	3,119	100.0
Other unallocated expenses:
General and administrative expenses	22,023	28,050	(6,027)	(21.5)
Interest expense	35,041	32,422	2,619	8.1
Depreciation and amortization	66,608	62,018	4,590	7.4

Income from continuing operations	35,083	37,584	(2,501)	(6.7)
Income from discontinued operations	2,261	809	1,452	179.5

Net income	37,344	38,393	(1,049)	(2.7)
Net income attributable to noncontrolling common units of the Operating Partnership	(1,144)	(1,688)	544	32.2

Net income attributable to Kilroy Realty Corporation	36,200	36,705	(505)	(1.4)
Total preferred distributions and dividends	(11,397)	(11,397)	—	0.0

Net income available to common stockholders	$24,803	$25,308	$(505)	(2.0)%

Rental Operations

We evaluate the operations of our portfolio based on operating property type. The following tables compare the Net Operating Income for the Office Properties and for the Industrial Properties for the nine months ended September 30, 2009 and 2008.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$166,130	$166,853	$(723)	(0.4)%	$150,693	$163,247	$(12,554)	(7.7)%
Tenant reimbursements	18,938	20,109	(1,171)	(5.8)	17,253	19,283	(2,030)	(10.5)
Other property income	1,946	5,669	(3,723)	(65.7)	1,907	5,668	(3,761)	(66.4)

Total	187,014	192,631	(5,617)	(2.9)	169,853	188,198	(18,345)	(9.7)

Property and related expenses:
Property expenses	34,857	33,904	953	2.8	33,144	33,425	(281)	(0.8)
Real estate taxes	15,915	13,982	1,933	13.8	14,050	13,667	383	2.8
Provision for bad debts	2	3,538	(3,536)	(99.9)	2	3,538	(3,536)	(99.9)
Ground leases	1,227	1,226	1	0.1	1,223	1,222	1	0.1

Total	52,001	52,650	(649)	(1.2)	48,419	51,852	(3,433)	(6.6)

Net Operating Income	$135,013	$139,981	$(4,968)	(3.5)%	$121,434	$136,346	$(14,912)	(10.9)%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of September 30, 2009.

Rental Income

Rental income from Office Properties decreased $0.7 million, or 0.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to:

•	A decrease of $12.6 million generated by the Core Office Portfolio due to:

•

A decrease of $10.1 million primarily attributable to a 8.6% decrease in average occupancy from 93.4% for the nine months ended September 30, 2008 to 84.8% for the nine months ended September 30, 2009; and

•

A decrease of $2.5 million of noncash rental income primarily attributable to the acceleration of the amortization of the deferred revenue balance during the nine months ended September 30, 2008 related to tenant-funded tenant improvements associated with an early lease termination at one of our properties in San Diego (see the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the SEC on May 6, 2009 for additional information);

•	An offsetting increase of $11.2 million generated by the Office Development Properties; and

•	An offsetting increase of $0.6 million generated by the Office Redevelopment Properties.

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $1.2 million, or 5.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to:

•	A decrease of $2.0 million generated by the Core Office Portfolio primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $0.8 million generated by the Office Development Properties and Office Redevelopment Properties.

Other Property Income

Other property income from Office Properties decreased $3.7 million, or 65.7%, for the nine months ended September 30, 2009 compared to the nine months ended September, 30 2008. Other property income for 2009 included a $1.3 million net lease termination fee related to a settlement with a former tenant (see Note 8 to our consolidated financial statements included with this report for additional information). Other property income for 2008 included a $4.9 million net lease termination fee related to an early lease termination (see the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the SEC on May 6, 2009 for additional information).

Property Expenses

Property expenses from Office Properties increased $1.0 million, or 2.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to:

•	An increase of $1.3 million attributable to the Office Development Properties and the Office Redevelopment Properties; and

•	An offsetting decrease of $0.3 million generated by the Core Office Portfolio primarily due to:

•

A decrease of $2.1 million primarily attributable to a decrease in certain recurring operating expenses such as utilities, property management expenses, repairs and maintenance costs, and janitorial and other service-related costs primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $1.7 million primarily due to nonreimbursable legal fees largely related to tenant defaults and costs associated with nonrecurring repairs at one of our San Diego properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $1.9 million, or 13.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to:

•	An increase of $1.5 million generated by the Office Development Properties and Office Redevelopment Properties; and

•

An increase of $0.4 million generated by the Core Office Portfolio. Real estate taxes for the nine months ended September 30, 2009 and 2008 included credits of $0.2 and $0.6 million, respectively, related to changes in estimates for several properties with recently constructed improvements. Excluding the impact of the credits in 2009 and 2008, real estate taxes for the nine months ended September 30, 2009 were consistent as compared to the nine months ended September 30, 2008.

Provision for Bad Debts

The provision for bad debts from Office Properties decreased $3.5 million, or 99.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The provision for bad debts for the nine months ended September 30, 2008 included a $3.1 million charge for the deferred rent receivable related to an early termination at one of our properties in San Diego (see the audited consolidated financial statements and notes thereto included in our Form 8-K filed with the SEC on May 6, 2007 for additional information).

Net Operating Income

Net Operating Income from Office Properties decreased $5.0 million, or 3.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to:

•	A decrease of $14.9 million attributable to the Core Office Portfolio primarily due to:

•

A decrease of $14.6 million in rental and tenant reimbursement income primarily due to a decrease in average occupancy year over year and the acceleration of the amortization of the deferred revenue balance in 2008 related to tenant-funded tenant improvements associated with the early termination of a lease;

•	A decrease of $3.8 million in other property income; and

•	An offsetting increase of $3.5 million attributable to a decrease in the provision for bad debts year over year; and

•	An offsetting increase of $9.9 million generated by the Office Development Properties and the Office Redevelopment Properties.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$20,829	$21,061	$(232)	(1.1)%	$20,656	$20,968	$(312)	(1.5)%
Tenant reimbursements	2,960	3,002	(42)	(1.4)	2,960	3,002	(42)	(1.4)
Other property income	1,252	377	875	232.1	1,252	325	927	285.2

Total	25,041	24,440	601	2.5	24,868	24,295	573	2.4

Property and related expenses:
Property expenses	2,754	2,276	478	21.0	2,377	2,513	(136)	(5.4)
Real estate taxes	2,345	2,133	212	9.9	2,009	1,950	59	3.0
Provision for bad debts	393	130	263	202.3	393	130	263	202.3

Total	5,492	4,539	953	21.0	4,779	4,593	186	4.0

Net Operating Income	$19,549	$19,901	$(352)	(1.8)%	$20,089	$19,702	$387	2.0%

(1)	Industrial Properties owned and stabilized at January 1, 2008 which are still owned and stabilized as of September 30, 2009.

Rental Income

Rental income from Industrial Properties decreased $0.2 million, or 1.1%, for the nine months ended September 30, 2009 compared to the nine months ended September, 30 2008 primarily due to a 6.0% decrease in average occupancy from 96.4% for the nine months ended September 30, 2008 to 90.4% for the nine months ended September 30, 2009.

Other Property Income

Other property income from Industrial Properties increased $0.9 million, or 232.1%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a $1.1 million restoration fee received from a tenant that vacated one of our Industrial Properties in Orange County during the first quarter of 2009.

Property Expenses

Property expenses from Industrial Properties increased $0.5 million, or 21.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The results for the nine months ended September 30, 2008 included a $0.5 million credit recorded in June 2008 for insurance proceeds received in connection with a casualty loss at one property, which is in the process of being reentitled for residential use. Excluding the insurance proceeds credit, property expenses from Industrial Properties for the nine months ended September 30, 2009 were consistent as compared to the nine months ended September 30, 2008.

Real Estate Taxes

Real estate taxes from Industrial Properties increased $0.2 million, or 9.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to one building that was moved from our stabilized portfolio to the redevelopment portfolio.

Provision for Bad Debts

The provision for bad debts from Industrial Properties increased $0.3 million, or 202.3%, for the nine months ended September 30, 2009 compared to the nine months ended September, 30 2008 due to changes in our estimates of collectability of receivables from certain watchlist tenants.

Net Operating Income

Net Operating Income from Industrial Properties decreased $0.4 million, or 1.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase in property and related expenses which was partially offset by an increase in other property income.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses decreased $6.0 million, or 21.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a decrease in incentive compensation expense.

Interest Expense

The following table sets forth our gross interest expense, loan cost amortization, and debt discount amortization net of capitalized interest, loan cost amortization, and debt discount amortization for the nine months ended September 30, 2009 and 2008.

	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense, loan cost amortization, and debt discount amortization	$41,992	$47,438	$(5,446)	(11.5)%
Capitalized interest, loan cost amortization, and debt discount amortization	(6,951)	(15,016)	8,065	(53.7)%

Interest expense	$35,041	$32,422	$2,619	8.1%

Gross interest, loan cost amortization, and discount amortization before the effect of capitalized interest, loan cost amortization, and discount amortization decreased $5.5 million, or 11.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a decrease in our weighted average interest rate from approximately 5.5% during the nine months ended September 30, 2008 to approximately 5.1% during the nine months ended September 30, 2009 and, to a lesser extent, a decrease in the average debt balance.

Capitalized interest, loan cost amortization, and discount amortization decreased $8.1 million, or 53.7%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the period and, to a lesser extent, a decrease in our weighted average interest rate. See Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operation “—Development and Redevelopment Programs” for a discussion of certain development pipeline projects for which we did not capitalize interest during the nine months ended September 30, 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.6 million, or 7.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase of $4.1 million from the Office Development Properties and the Office Redevelopment Properties.

Interest Income and Other Net Investment Gains (Losses)

Total interest income and other net investment gains (losses) increased $0.9 million, or 459.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase in the fair value of the marketable securities held in connection with our Deferred Compensation Plan.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was approximately $3.1 million during the nine months ended September 30, 2009 and represents the net gain from the repurchase of Notes with an aggregate stated principal amount of $40.0 million (see Note 2 to our consolidated financial statements included with this report for additional information).

Liquidity and Capital Resources

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flows from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from the disposition of nonstrategic assets;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt and equity securities.

Liquidity Uses

•	Operating and corporate expenses;

•	Capital expenditures, tenant improvement, and leasing costs;

•	Development and redevelopment costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred stockholders and unitholders; and

•	Property or undeveloped land acquisitions.

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

We believe that our current projected liquidity requirements for the remainder of 2009, as discussed further in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and our Form 8-K filed with the SEC on May 6, 2009, will be satisfied using cash flows generated from operating activities, availability under the Credit Facility, and, depending on market conditions, proceeds from dispositions of nonstrategic assets.

In June 2009, we completed an underwritten public offering of 10,062,500 shares of common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $191.7 million. We used the net proceeds from the common stock offering to repay a portion of borrowings under our Credit Facility (see Note 4 to our consolidated financial statements included in this report for additional information). As of September 30, 2009, we had borrowings of $126 million outstanding under our Credit Facility and a borrowing capacity of approximately $424 million. In addition to the current borrowing capacity, we may also elect to borrow, subject to bank group approval, up to an additional $100 million under an accordion feature. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (1.22% as of September 30, 2009). The Credit Facility matures in April 2010 and includes a feature to extend the maturity for one year, at our option, for a one time extension fee of 0.15% of the total $550 million Credit Facility. We currently anticipate that we will likely exercise this option and extend the maturity date to April 2011. The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio.

Capitalization

As of September 30, 2009, our total debt as a percentage of total market capitalization was 40.6%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 48.9%, which was calculated based on our closing price per share of our common stock of $27.74 as of September 30, 2009 as follows:

	Shares/Units as of September 30, 2009	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Secured debt		$296,788	12.2%
Notes(1)		420,000	17.3
Unsecured senior notes		144,000	5.9
Credit Facility		126,000	5.2

Total debt		986,788	40.6

Equity and Noncontrolling Interests:
7.450% Series A Cumulative Redeemable Preferred units (2)	1,500,000	75,000	3.1
7.800% Series E Cumulative Redeemable Preferred stock (3)	1,610,000	40,250	1.7
7.500% Series F Cumulative Redeemable Preferred stock (3)	3,450,000	86,250	3.5
Common units outstanding(4)	1,723,131	47,800	2.0
Common shares outstanding(4)	43,148,762	1,196,947	49.1

Total equity and noncontrolling interests		1,446,247	59.4

Total Market Capitalization		$2,433,035	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $21.7 million as of September 30, 2009.
(2)	Value based on $50.00 per share liquidation preference.
(3)	Value based on $25.00 per share liquidation preference.
(4)	Value based on closing price per share of our common stock of $27.74 as of September 30, 2009.

Debt Composition

The cost and availability of credit have been adversely affected by the continuing state of the capital and commercial lending markets. We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, fixed-rate secured mortgage financing, and public and private unsecured debt. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the continuing recessionary conditions, significant tenant defaults, a further decline in the demand for office or industrial properties, and a decrease in market rental rates or market values of real estate assets in our submarkets. These events could result in the following:

•	Further decreases in our cash flows from operations, which could create further dependence on our Credit Facility;

•	An increase in the proportion of variable-rate debt, which could increase our sensitivity to interest rate fluctuations in the future; and

•	A decrease in the value of our properties, which could have an adverse effect on our ability to incur additional debt or refinance existing debt at competitive rates.

The composition of our aggregate debt balances between fixed- and variable-rate debt as of September 30, 2009 and December 31, 2008 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Secured vs. unsecured:
Secured	30.1%	26.9%	5.7%	5.9%
Unsecured	69.9	73.1	3.5	3.4
Fixed-rate vs. variable-rate:
Fixed-rate	83.8	75.5	4.7	4.7
Variable-rate	16.2	24.5	1.2	2.1
Total debt interest rate			4.2	4.1
Total debt interest rate including loan costs(1)			4.6	4.4

(1)	Excludes the impact of the noncash debt discount on our Notes (see Notes 1 and 2 to our consolidated financial statements included in this report for additional information on the debt discount).

Debt Maturities

The following table summarizes our stated debt maturities and scheduled amortization payments, excluding debt discounts, as of September 30, 2009:

		Unsecured
Year	Secured Debt	Exchangeable Senior Notes		Senior Notes	Credit Facility		Total
	($ in thousands)
2009	$2,192	$—		$—	$—		$2,192
2010	102,588	—		61,000	126,000	(1)	289,588
2011	74,192	—		—	—		74,192
2012.	103,410	420,000	(2)	—	—		523,410
2013	2,296	—		—	—		2,296
Thereafter	12,110	—		83,000	—		95,110

	$296,788	$420,000		$144,000	$126,000		$986,788

(1)	The maturity date does not reflect our option to extend the maturity by one year. We currently anticipate that we will likely exercise this option and extend the maturity date to April 2011.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $21.7 million as of September 30, 2009.

We have two secured loans, with a combined principal balance of $97.3 million as of September 30, 2009, that are scheduled to mature in April 2010. In addition, one of our unsecured senior notes, with a principal balance of $61.0 million, is scheduled to mature in August 2010. We are currently pursuing several refinancing options for these loans. If we are unable to secure refinancing, we may borrow from the Credit Facility to repay these loans.

Debt Covenants

Our Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Key Financial Covenants (as defined in the Credit Agreement)	Covenant Level	Actual Performance at September 30, 2009
Total debt to total asset value(1)	< 60%	35%
Fixed charge coverage ratio	> 1.5X	2.5X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$1.9 billion
Dividend coverage ratio	< 95% of FFO	62% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	3.24X
Unencumbered asset pool debt service coverage(4)	≥ 2.0X	5.4X

(1)	In the event of an acquisition of one or more properties for $150 million or more, the total debt to total asset value may exceed 60% for up to two consecutive quarters but in no event exceed 65%, and the unsecured debt ratio may be less than 1.67X for up to two consecutive quarters but in no event be less than 1.54X.
(2)	This covenant level was calculated at $974 million as of September 30, 2009.
(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.
(4)	The unencumbered asset pool debt service coverage is calculated by dividing the unencumbered asset pool net operating cash flows by the unsecured debt service.

We were in compliance with all our debt covenants as of September 30, 2009. Our current expectation is that we will continue to meet the requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow-down and continued instability in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Liquidity Uses

During the third quarter of 2009, we repurchased Notes with an aggregate stated principal amount of $40.0 million for approximately $35.3 million in cash using borrowings from the Credit Facility (see Note 2 to our consolidated financial statements in this report for additional information). We recorded a net gain on early extinguishment of debt of approximately $3.1 million (see Note 2 to our consolidated financial statements included in this report for additional information). We may seek to repurchase additional Notes depending on prevailing market conditions, our liquidity requirements, and other factors.

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

In the second quarter of 2009, our Board of Directors decreased our quarterly cash dividend to $0.35 per common share. This represented an approximately 40% reduction from our quarterly cash dividend of $0.58 per common share for stockholders of record for the prior quarter and is equivalent to an annual rate of $1.40 per share.

There have been no other material changes to our contractual obligations and capital commitments as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and Form 8-K filed with the SEC on May 6, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

Historical Cash Flows

Our historical cash flows activity for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was as follows:

	Nine Months Ended September 30,
	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$98,000	$115,442	$(17,442)	(15.1)%
Net cash used in investing activities	(37,399)	(75,599)	38,200	(50.5)
Net cash used in financing activities	(60,889)	(41,520)	(19,369)	46.7

Operating Activities

Our cash flows from operations is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectibility of rent and recoveries from our tenants and the level of operating expenses, and other general and administrative costs. Our net cash provided by operating activities decreased by $17.4 million, or 15.1%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to:

•

A decrease of approximately $10.0 million in cash flows from property operations primarily due to a decrease in average occupancy and a decrease in cash received for lease termination fees during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. See additional information under the captions “—Current Regional Information” and “—Rental Operations.” While our portfolio has historically generally generated positive net cash flows, in the event of a continued economic slow-down, our occupancy rates or rental rates may decline further, which could result in a further decrease in net cash flows provided by operating activities; and

•

A decrease of approximately $5.5 million attributable to the decrease in our development activity. When we decrease our development activity, we have fewer projects that qualify for interest capitalization, which results in higher interest expense attributable to operating activities. We also receive less cash related to the reimbursement of tenant-funded tenant improvements.

Investing Activities

Our net cash used in investing activities is generally used to fund development and redevelopment projects and recurring and nonrecurring capital expenditures. Our net cash used in investing activities decreased $38.2 million, or 50.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This net decrease was primarily comprised of the following:

•

A decrease of $41.0 million in development expenditures for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Given the current economic environment and market conditions, we currently expect that our development spending will be significantly lower for the remainder of 2009 and in 2010 as compared to our historical development spending levels. See additional information under the caption “—Development and Redevelopment Programs;”

•	An increase of $4.9 million in net proceeds from the disposition of operating properties related to the sale of 12400 Industry Street in 2009; and

•

An offsetting increase of $5.7 million in capital expenditures for operating properties for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to capital expenditure projects at two of our Office Properties.

Financing Activities

Our cash flows from financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders and unitholders. Net cash used in financing activities increased by $19.4 million, or 46.7%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This overall net change in financing activities was primarily due to a decrease in borrowings for development expenditures. The following are other significant changes in financing activities:

•

During the second quarter of 2009, we used the net proceeds of $191.7 million from our common stock offering to decrease our outstanding debt (see Notes 2 and 4 in our consolidated financial statements included in this report for additional information);

•

We paid $12.0 million to repurchase shares of our common stock under a share repurchase program approved by our Board of Directors during the nine months ended September 30, 2008. We did not repurchase any shares during the nine months ended September 30, 2009; and

•

In the second quarter of 2009 our Board of Directors decreased our quarterly cash dividend rate by 40%. This resulted in a $3.8 million decrease in dividends and distributions paid to common stockholders and common unitholders for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

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

Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing, and investing activities than the required GAAP presentations alone would provide.

However, FFO should not be viewed as an alternative measure of our operating performance since it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results of operations.

The following table presents our FFO for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income available to common stockholders	$8,111	$12,037	$24,803	$25,308
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	320	795	1,144	1,688
Depreciation and amortization of real estate assets	21,759	20,464	66,018	61,474
Net gain on dispositions of discontinued operations	—	—	(2,485)	(234)

Funds From Operations(1)	$30,190	$33,296	$89,480	$88,236

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of September 30, 2009 and December 31, 2008, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2008 to September 30, 2009 is incorporated herein by reference from Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

As of September 30, 2009, approximately 16.0% of our total outstanding debt of $1.0 billion was subject to variable interest rates. The remaining 84.0% bore interest at fixed interest rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.95% at both September 30, 2009 and December 31, 2008.

With the exception of the Notes, we generally determine the fair value of our debt by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or period-end LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt. See Note 6 to our consolidated financial statements included in this report for additional information on fair value.

The total carrying value of our debt, excluding the Notes, was approximately $566.8 million and $712.5 million as of September 30, 2009 and December 31, 2008, respectively. The total fair value of our debt, excluding the Notes, was approximately $553.6 million and $645.4 million as of September 30, 2009 and December 31, 2008, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes, of approximately $8.3 million, or 1.5%, as of September 30, 2009.

The total carrying value of the Notes was approximately $398.3 million and $429.9 million as of September 30, 2009 and December 31, 2008, respectively. The total fair value of the Notes was approximately $381.2 million and $305.8 million as of September 30, 2009 and December 31, 2008, respectively. We determine the fair value of the Notes, which are traded securities, based upon the closing trading price at the end of the period, or, if a closing trading price is not available, a bid-ask spread from third-party brokers. For sensitivity purposes, a 10% change in the trading price of the Notes equates to a change in the total fair value of the Notes of approximately $38.1 million, or 10%, as of September 30, 2009.

The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt and Notes beyond the amounts calculated.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report.

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

We are not a defendant in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS—There have been no material changes to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

ITEM 5.	OTHER INFORMATION—None

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.	(i)1	Articles of Amendment and Restatement of the Registrant(1)

3.	(i)2	Articles Supplementary of the Registrant designating its 7.45% Series A Cumulative Redeemable Preferred Stock(2)

3.	(i)3	Articles Supplementary of the Registrant designating its Series B Junior Participating Preferred Stock(3)

3.	(i)4	Articles Supplementary of the Registrant designating 780,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(4)

3.	(i)5	Articles Supplementary of the Registrant designating an additional 120,000 shares of its 9 1/4% Series D Cumulative Redeemable Preferred Stock(5)

3.	(i)6	Articles Supplementary of the Registrant designating its 7.80% Series E Cumulative Redeemable Preferred Stock(6)

3.	(i)7	Articles Supplementary of the Registrant designating its 7.50% Series F Cumulative Redeemable Preferred Stock(7)

3.	(i)8	Articles Supplementary of the Registrant redesignating and reclassifying 400,000 shares of Series B Junior Participating Preferred Stock as Preferred Stock(8)

3.	(i)9	Articles Supplementary of the Registrant redesignating and reclassifying 900,000 shares of 9 1/4% Series D Cumulative Redeemable Preferred Stock as Preferred Stock(8)

3.	(i)10	Articles of Amendment(10)

3.	(ii)1	Second Amended and Restated Bylaws of the Registrant(9)

3.	(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws(10)

10.1		Amendment No. 3 to Fourth Amended and Restated Credit Agreement(11)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).
(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.
(3)	Previously filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-3 (No. 333-72229).
(4)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 1999.
(5)	Previously filed as an exhibit to the Registration Statement on Form S-3 (No. 333-34638).
(6)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on October 24, 2003.
(7)	Previously filed as an exhibit on Form 8-A as filed with the Securities and Exchange Commission on December 6, 2004.
(8)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 2008.
(9)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.
(10)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.
(11)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2009.

KILROY REALTY CORPORATION

By:	/s/ John B. Kilroy, Jr.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard E. Moran Jr.
Richard E. Moran Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Heidi R. Roth
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)