Form 10-K
period 2009-12-31
KILROY REALTY CORP
filed 2010-02-11
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant was approximately $886,275,571 based on the closing price on the New York Stock Exchange for such shares on June 30, 2009.

As of February 11, 2010, 43,096,729 shares of common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement with respect to its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I

This document contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). These statements relate to, among other things, our future results of operations, cash available for distribution, property acquisitions, level of future property dispositions, ability to timely lease or re-lease space at current or anticipated rents, ability to complete current and future development or redevelopment properties within budget and on schedule, sources of growth, planned development and expansion of owned or leased property, capital requirements, compliance with contractual obligations and federal, state, and local regulations, conditions of properties, environmental findings, and general business, industry, and economic conditions applicable to us. These statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this annual report was filed with the Securities and Exchange Commission (the “SEC”).

ITEM 1.	BUSINESS

The Company

We are a real estate investment trust, or REIT, which owns, operates, develops, and acquires Class A suburban office and industrial real estate in key submarkets in Southern California, which we believe have strategic advantages and strong barriers to entry.

As of December 31, 2009, our stabilized portfolio of operating properties was comprised of 93 office buildings (the “Office Properties”) and 41 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of December 31, 2009, the Office Properties were approximately 80.6% leased to 286 tenants, and the Industrial Properties were approximately 88.2% leased to 58 tenants. All of our properties are located in Southern California. Our stabilized portfolio excludes undeveloped land and one industrial property that we are in the process of reentitling for residential use.

We own our interests in all of our properties through Kilroy Realty, L.P., a Delaware limited partnership (the “Operating Partnership”), and Kilroy Realty Finance Partnership, L.P., a Delaware limited partnership (the “Finance Partnership”). We conduct substantially all of our activities through the Operating Partnership in which, as of December 31, 2009, we owned an approximate 96.2% general partnership interest. The remaining 3.8% limited partnership interest in the Operating Partnership was owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors. Kilroy Realty Finance, Inc., one of our wholly-owned subsidiaries, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest of the Finance Partnership. We conduct substantially all of our development activities through Kilroy Services, LLC (“KSLLC”), a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to “we,” “us,” “our,” or the “Company” include the Operating Partnership, the Finance Partnership, KSLLC, Kilroy Realty Finance, Inc., and all other wholly-owned subsidiaries, which include, Kilroy Realty TRS, Inc., Kilroy Realty Management, L.P., Kilroy RB, LLC, and Kilroy RB II, LLC.

The following diagram illustrates the structure of Kilroy Realty Corporation and our subsidiaries as of December 31, 2009:

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

•

our ability to efficiently manage our assets as a low cost provider of commercial real estate through our seasoned management team possessing core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, construction management, and new development;

•	the development of our existing development pipeline land holdings;

•

our access to development, redevelopment, and leasing opportunities as a result of our extensive experience and significant working relationships with major Southern California corporate tenants, municipalities, and landowners given our over 60-year presence in the Southern California market; and

•	our strong financial position that will allow us to pursue attractive acquisition opportunities.

“Net Operating Income” is defined as operating revenues (rental income, tenant reimbursements, and other property income) less property and related expenses (property expenses, real estate taxes, provision for bad debts, and ground leases) before depreciation. “FFO” is funds from operations as defined by the National Association of Real Estate Investment Trusts (“NAREIT”). See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available for common stockholders.

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

Acquisition Strategies.    We believe we are well positioned to acquire properties due to our extensive experience, strong financial position, and ability to access capital. We will focus on acquiring additional high quality office and industrial properties that:

•	provide attractive initial yields and significant potential for growth in cash flow from property operations;

•	present growth opportunities in our existing or other strategic markets; and

•	demonstrate the potential for improved performance through intensive management and leasing that will result in increased occupancy and rental revenues.

Development Strategies.    We and our predecessors have developed office and industrial properties primarily located in Southern California since 1947. As of December 31, 2009, our development pipeline included 116.7 gross acres of undeveloped land, with which we believe we will have the potential to develop over two million rentable square feet of office space in the future, depending upon economic conditions. Our strategy with respect to development is to:

•	maintain a disciplined approach by emphasizing pre-leasing, phasing, and cost control;

•	continue to execute our build-to-suit philosophy in which we develop properties to be leased by specific committed tenants providing for lower-risk development;

•	be the premier provider of two- to six-story campus style office buildings in Southern California;

•	reinvest capital from dispositions of nonstrategic assets into new state-of-the-market development assets with higher cash flow and rates of return; and

•	evaluate redevelopment opportunities in land-constrained markets since such efforts generally achieve similar returns to new development with reduced entitlement risk and shorter construction periods.

We may engage in the additional development or redevelopment of office and/or industrial properties, primarily in Southern California, when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities, and landowners in Southern California will give us further access to development opportunities. We cannot assure you that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. Our funding strategies are to:

•	maintain financial flexibility, including a low secured to unsecured debt ratio, to maximize our ability to access a variety of capital sources;

•	maintain a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles;

•	complete financing in advance of the need for capital; and

•	manage interest rate exposure by generally maintaining a greater amount of fixed-rate debt as compared to variable-rate debt.

We utilize multiple sources of capital, including borrowings under our $550 million unsecured line of credit (the “Credit Facility”), proceeds from the issuance of debt or equity securities and other bank and/or institutional borrowings, and dispositions of nonstrategic assets. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Factors That May Influence Future Results of Operations” and “—Risk Factors” below.

Significant Tenants

As of December 31, 2009, our fifteen largest tenants in terms of annualized base rental revenues represented approximately 48.6% of total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2009 determined on a straight-line basis over the term of the related lease in accordance with GAAP. Of this amount, our largest tenant, Intuit Inc. (“Intuit”), leased an aggregate of approximately 536,800 rentable square feet of office space under two separate leases, representing 6.7% of our total annualized base rental revenues as of December 31, 2009.

For further information on the composition of our tenant base, see Item 2: Properties “—Significant Tenants.”

Competition

We compete with several developers, owners, and operators of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

Segment and Geographic Financial Information

For financial information about our two reportable segments, Office Properties and Industrial Properties, see Note 14 to our consolidated financial statements.

All of our business is conducted in Southern California. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Results of Operations.”

Employees

As of December 31, 2009, we employed 132 people through the Operating Partnership, KSLLC, and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

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

Historical operations at or near some of our properties, including the presence of underground storage tanks, may have caused soil or groundwater contamination. The prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, and we do not believe that further clean-up of the soils is required. We are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liability. However, the assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and current environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. As of December 31, 2009, approximately 5% of our tenants handled hazardous substances and/or wastes on less than 5% of the aggregate square footage of our properties as part of their routine operations. These tenants are primarily involved in the life sciences and the light industrial and warehouse business. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, we may be liable for the costs of removal, remediation, or disposal of certain hazardous or toxic substances present or released on our properties. These laws could impose liability without regard to whether we are responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs, and the presence or release of hazardous substances on a property could result in governmental clean-up actions, personal injury actions, or similar claims by private plaintiffs.

Potential environmental liabilities may exceed our environmental insurance coverage limits.    We carry what our management believes to be sufficient environmental insurance to cover any potential liability for soil and groundwater contamination and the presence of asbestos-containing materials at the affected sites identified in the environmental site assessments. The policy is subject to various terms, conditions, qualifications, and limitations of coverage. Therefore, we cannot provide any assurance that our insurance coverage will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

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

Global Market and Economic Conditions.    In the U.S., market and economic conditions continue to be challenging with tighter credit conditions and modest growth. While recent economic data reflects a stabilization of the economy and credit markets, the cost and availability of credit may continue to be adversely affected. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and continued recessionary conditions in global economies, and in the California economy in particular, may adversely affect our liquidity and financial condition and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.

Our operations depend upon the Southern California economy. As of December 31, 2009, all of our properties and undeveloped land were located in Southern California. The continuing economic crisis has particularly affected the economy of California. The State of California began its fiscal year on July 1, 2009 with a significant reported deficit, which continues to impact and aggravate current recessionary conditions within the State. Given the budgetary situation in California, there is also the possibility that the California State Legislature could enact new tax legislation, increasing tax rates in California. The economic and legislative environment within the State could have an adverse impact on businesses operating in California, including us and our tenants.

As of December 31, 2009, all of our undeveloped land and properties representing 5.1 million rentable square feet, or 56.3% of our Net Operating Income for the year ended December 31, 2009, were located in San Diego County. As a result, our operations are significantly affected by conditions in San Diego County (see additional information on San Diego County under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Current Regional Information”).

As a result of these factors, continued economic weakness in California and San Diego County could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our performance and value are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•	local oversupply or reduction in demand for office, industrial, or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent spaces on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative liquidity of real estate investments;

•	changing submarket demographics; and

•	property damage resulting from seismic activity or other natural disasters.

We depend on significant tenants.    As of December 31, 2009, our fifteen largest tenants represented approximately 48.6% of total annualized base rental revenues. Of this amount, our largest tenant, Intuit, leased an aggregate of approximately 536,800 rentable square feet of office space under two separate leases, representing 6.7% of our total annualized base rental revenues as of December 31, 2009. See further discussion on the composition of our tenants by industry and our largest tenants under Item 1: Business “—Significant Tenants” and Item 2: Properties “—Significant Tenants.”

Although we have been able to mitigate the impact of past significant tenant defaults on our financial condition, revenues, and results of operations, our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renews its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturn in tenants’ businesses may reduce our cash flows.    For the year ended December 31, 2009, we derived approximately 98.7% of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flows, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

We may be unable to renew leases or re-lease available space.    As of December 31, 2009, we had office and industrial space available for lease representing approximately 17.2% of the total square footage of our properties. In addition, leases representing approximately 10.7% and 9.0% of the leased rentable square footage of our properties are scheduled to expire in 2010 and 2011, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. Management believes that the weighted average cash rental rates for our overall portfolio are approximately 5% to 10% above the current average market rental rates, and weighted average cash rental rates for leases scheduled to expire in 2010 are up to approximately 5% above the current average quoted market rates, although individual properties within any particular submarket presently may be leased at, above, or below the current market rental rates within that submarket. We cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current rental rates. If the average rental rates for our properties decrease or existing tenants do not renew their leases, our financial condition, results of operations, cash flows, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties.    We are subject to governmental regulations that may have a material adverse effect on our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”) and updates thereof under which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire, and life safety requirements. Although we believe that our properties substantially comply with requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment, and use of our properties. Restrictions on our ability to develop, redevelop, or use our properties resulting from changes in the existing land use rules and regulations could have an adverse effect on our financial position, results of operations, cash flows, quoted trading prices of our securities, our ability to satisfy our debt service obligations and to pay distributions to stockholders. For example, the Airport Land Use Commission is currently evaluating updates to the existing airport compatibility plans for all public and military airports in San Diego County, which if adopted could adversely impact our business in this region.

Increasing utility costs in California may have an adverse effect on our operating results and occupancy levels.    The State of California continues to address issues related to the supply of electricity, water, and natural gas. In recent years, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its utility needs may reduce demand for leased space in California office and industrial properties.

Our debt level reduces cash available for distribution and may expose us to the risk of default under our debt obligations.    Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have substantial consequences to us, including the following:

•	we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	cash flows may be insufficient to meet required principal and interest payments;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations, and the lenders or mortgagees may foreclose on our properties that secure the loans and receive an assignment of rents and leases; and

•	our default under one mortgage loan could result in a default on other indebtedness with cross default provisions.

If one or more of these events were to occur, our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to pay income or excise tax notwithstanding our tax status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2009, we had approximately $1.0 billion aggregate principal amount of indebtedness, $260.6 million of which is contractually due prior to December 31, 2010 not considering available debt maturity extension options. Our total debt and preferred equity represented 46.8% of our total market capitalization (which we define as the aggregate of our long-term debt, liquidation value of our preferred equity, and the market value of our common stock and equity) at December 31, 2009. For the calculation of our market capitalization and additional information on debt maturities see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

We face significant competition, which may decrease the occupancy and rental rates of our properties.    We compete with several developers, owners, and operators of office, industrial, and other commercial real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders may be adversely affected.

Potential losses may not be covered by insurance.    We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of our policies, like those covering losses due to floods, are subject to limitations involving large deductibles or co-payments.

We are subject to environmental and health and safety laws and regulations and any costs to comply with, or liabilities arising under, such laws and regulations could be material.    As an owner, operator, manager, and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of the properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations, including the presence of underground storage tanks, have caused soil or groundwater contamination at or near some of the properties. Although we believe that the prior owners of the affected properties conducted remediation of known soil contamination at these properties, we cannot assure you that all such contamination has been remediated. The discovery of previously unknown contamination or the compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material.

Earthquake damage to our properties could have an adverse effect on our financial condition and operating results.    As of December 31, 2009, all of our properties are located in Southern California. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, our earthquake insurance policies include substantial self-insurance portions, and we may discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

We may be unable to complete acquisitions and successfully operate acquired properties.    We continually evaluate the market of available properties and may acquire office and industrial properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to the following risks:

•

we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•

the possibility that, even if we enter into agreements for the acquisition of office and industrial properties, we may be unable to complete such acquisitions since they remain subject to customary conditions to closing including the completion of due diligence investigations to management’s satisfaction;

•	we may be unable to finance acquisitions on favorable terms;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may lease acquired properties at below expected rental rates;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse; and

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition related costs.

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, our financial condition, results of operations, cash flows, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders could be adversely affected.

We may be unable to successfully complete and operate acquired, developed, and redeveloped properties.     There are significant risks associated with property acquisition, development, and redevelopment including the possibility that:

•	we may be unable to lease acquired, developed, or redeveloped properties at expected rental rates or within budgeted timeframes;

•	we may not complete development or redevelopment properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to acquisition, development, or redevelopment properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases, and other impairments due to third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire, develop, or redevelop.

If one or more of these events were to occur in connection with our acquired properties, undeveloped land, or development or redevelopment properties under construction, we could be required to recognize an impairment loss. These events could also have an adverse impact on our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

While we historically have acquired, developed, and redeveloped office properties in Southern California markets, we may in the future acquire, develop, or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with development of property types other than office and industrial, or with outside markets, which could adversely affect our ability to acquire or develop properties or to achieve expected performance.

We could default on leases for land on which some of our properties are located.    As of December 31, 2009, we owned one office complex, Kilroy Airport Center in Long Beach, California, located on various land parcels, which we lease individually on a long-term basis. As of December 31, 2009, we had approximately 949,100 aggregate rentable square feet, or 7.7% of our total stabilized portfolio, of rental space located on these leased parcels. If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire.    Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Code generally imposes a 100% prohibited transaction tax on profits we derive from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to stockholders.

Our common limited partners have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of our stockholders.    We may not withdraw from the Operating Partnership or transfer our general partnership interest without the approval of the holders of at least 60% of the units representing common limited partnership interests in the Operating Partnership, including the common units held by us in our capacity as its general partner. In addition, we may not engage in a merger, consolidation, or other combination or the sale of substantially all of its assets or such similar transaction, without the approval of the holders of 60% of the common units, including the common units held by us in our capacity as its general partner. The right of our common limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interest of our stockholders.

In certain circumstances, our limited partners must approve the dissolution of the Operating Partnership and the disposition of properties they contributed.    For as long as limited partners own at least 5% of all of the partnership interests in the Operating Partnership, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests in the Operating Partnership before we may dissolve the Operating Partnership. As of December 31, 2009, limited partners owned approximately 3.8% of the outstanding partnership interests in the Operating Partnership, of which 3.0% was owned by John B. Kilroy, Sr. and John B. Kilroy, Jr. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of our stockholders.

The Chairman of our board of directors and our President and Chief Executive Officer each have substantial influence over our affairs.    John B. Kilroy, Sr. is the Chairman of the board of directors and the father of John B. Kilroy, Jr., the President and Chief Executive Officer. Each is a member of our board of directors, and together, as of December 31, 2009, they beneficially owned approximately 4.0% of the total outstanding shares of common stock as of December 31, 2009. The percentage of outstanding shares of common stock beneficially owned includes 265,614 shares of common stock, 165,475 restricted stock units that were vested and held by John B. Kilroy, Jr. at December 31, 2009, and assumes the exchange, at our option, of the 1,335,135 common units (which are redeemable in exchange for, at our option, an equal number of shares of common stock) held by Messrs. Kilroy into shares of our common stock. The beneficial ownership percentage excludes 148,478 nonvested restricted stock units held by John B. Kilroy, Jr. at December 31, 2009.

Pursuant to our charter, no other stockholder may own, actually or constructively, more than 7.0% of our outstanding common stock without obtaining a waiver from the board of directors. The board of directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families, and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock. Consequently, Messrs. Kilroy have substantial influence on us and could exercise their influence in a manner that is not in the best interest of our noteholders or our stockholders. Also, they may, in the future, have a substantial influence on the outcome of any matters submitted to our stockholders for approval.

There are restrictions on the ownership of our capital stock, which limit the opportunities for a change of control at a premium to existing stockholders.    Provisions of the Maryland General Corporation Law, our charter, our bylaws, and the Operating Partnership’s partnership agreement may delay, deter, or prevent a change of control over us or the removal of existing management. Any of these actions might prevent the stockholders from receiving a premium for their shares of stock over the then-prevailing market prices.

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

The board of directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize our REIT status and if it believes that the waiver would be in our best interests. The board of directors has waived the ownership limits with respect to John B. Kilroy, Sr., John B. Kilroy, Jr., members of their families, and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock. Our board of directors has also waived the ownership limits with respect to the initial purchasers of each of our 3.25% Exchangeable Notes and 4.25% Exchangeable Notes and certain of their affiliated entities to beneficially own up to 9.8%, in the aggregate, of our common stock in connection with hedging the capped call transactions.

If anyone acquires shares in excess of any ownership limits, the transfer to the transferee will be void with respect to the excess shares, the excess shares will be automatically transferred from the transferee or owner to a trust for the benefit of a qualified charitable organization, the purported transferee or owner will have no right to vote those excess shares, and the purported transferee or owner will have no right to receive dividends or other distributions from those excess shares.

Our charter contains provisions that may delay, deter, or prevent a change of control transaction.    The following provisions of our charter may delay or prevent a change of control over the Company, even if a change of control might be beneficial to our stockholders, deter tender offers that may be beneficial to our stockholders, or limit stockholders’ opportunity to receive a potential premium for their shares if an investor attempted to gain shares beyond our ownership limits or otherwise to effect a change of control:

•

Our charter authorizes our board of directors to issue up to 30,000,000 shares of preferred stock, including convertible preferred stock, without stockholder approval. The board of directors may establish the preferences, rights, and other terms, including the right to vote and the right to convert into common stock any shares issued. The issuance of preferred stock could delay or prevent a tender offer or a change of control even if a tender offer or a change of control was in our stockholders’ interest. As of December 31, 2009, 5,060,000 shares of our preferred stock were issued and outstanding, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our

Series F Preferred Stock, and an additional 1,500,000 shares of preferred stock were designated as Series A Preferred Stock, which was reserved for possible issuance in exchange for outstanding Series A Preferred Units; and

•

Our charter states that any director, or the entire board of directors, may be removed from office at any time, but only for cause and then only by the affirmative vote of the holders of at least two thirds of the votes entitled to be cast in the election of directors.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. For distributions with respect to taxable years ending on or before December 31, 2011, recent IRS guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of our common stock, if certain conditions are met. In addition, legislation, new regulations, administrative interpretations, or court decisions may adversely affect our investors or our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to qualify as a REIT, we cannot be certain that we have been or will continue to be organized or be able to operate in a manner to qualify or remain qualified as a REIT for federal income tax purposes.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years. For distributions with respect to taxable years ending on or before December 31, 2011, recent IRS guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of our common stock, if certain conditions are met. To maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the

REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments.

Our growth depends on external sources of capital that are outside of our control.    We are required under the Code to distribute at least 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gain. For distributions with respect to taxable years ending on or before December 31, 2011, recent IRS guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of our common stock, if certain conditions are met. Because of this distribution requirement, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions, and the quoted market prices of our securities. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flows, the quoted trading prices of our securities, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders may be adversely affected.

Our board of directors may change investment and financing policies without stockholder approval causing us to become more highly leveraged, which may increase our risk of default under our debt obligations.

We are not limited in our ability to incur debt.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2009, we had approximately $1.0 billion aggregate principal amount of indebtedness outstanding, which represented 39.0% of our total market capitalization. Our total debt and the liquidation value of our preferred equity as a percentage of total market capitalization was approximately 46.8% as of December 31, 2009. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service, which could adversely affect cash flow and our ability to make distributions to stockholders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

We may issue additional shares of capital stock without stockholder approval, which may dilute stockholder investment.    We may issue shares of our common stock, preferred stock, or other equity or debt securities without stockholder approval. Similarly, we may cause the Operating Partnership to offer its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or our stockholders. Further, under certain circumstances, we may issue shares of our common stock in exchange for the 3.25% Exchangeable Senior Notes due 2012 (the “3.25% Exchangeable Notes”) and the 4.25% Exchangeable Senior Notes due 2014 (the “4.25% Exchangeable Notes,” and, collectively, the “Exchangeable Notes”) issued by the Operating Partnership. Existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities under these circumstances may dilute a stockholder’s investment.

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

Owning these securities may not entitle us to control the ownership, operation, and management of the underlying real estate. In addition, we may have no control over the distributions with respect to these securities, which could adversely affect our ability to make distributions to stockholders.

Sales of a substantial number of shares of our securities, or the perception that this could occur, could result in decreasing the quoted market price per share for our securities.    Management cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will result in decreasing the market price per share of common stock. As of December 31, 2009, 43,148,762 shares of common stock and 5,060,000 shares of preferred stock, consisting of 1,610,000 shares of our Series E Preferred Stock and 3,450,000 shares of our Series F Preferred Stock, were issued and outstanding, and an additional 1,500,000 shares of preferred stock were designated as Series A Preferred Stock, which was reserved for possible issuance in exchange for outstanding Series A Preferred Units.

As of December 31, 2009, we had reserved for future issuance the following shares of common stock: 1,723,131 shares issuable upon the exchange, at our option, of common units; 2,020,000 shares remained available for grant under our 2006 Incentive Award Plan (see Note 8 to our consolidated financial statements included in this report); 631,331 shares issuable upon settlement of restricted stock units; 24,000 shares issuable upon exercise of outstanding options; and 975,895 shares issuable under our Dividend Reinvestment and Direct Stock Purchase Plan, as well as 3,386,353 and 4,800,796 shares potentially issuable under certain circumstances, in exchange for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively. We have a currently effective registration statement registering 1,723,131 shares of common stock for possible issuance to the holders of common units. This registration statement also registered 306,808 shares of common stock held by certain stockholders for possible resale. We also have a currently effective registration statement registering the 3,386,353 shares of common stock that may potentially be issued in exchange for the 3.25% Exchangeable Notes. Consequently, if and when the shares are issued, they may be freely traded in the public markets. We are required and intend to file a registration statement for the shares of common stock that may potentially be issued in exchange for the 4.25% Exchangeable Notes by May 2010 pursuant to the terms of a registration rights agreement with the initial purchasers of the 4.25% Exchangeable Notes.

Future terrorist activity or engagement in war by the U.S. may have an adverse effect on our financial condition and operating results.    Terrorist attacks in the U.S. and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

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

General

As of December 31, 2009, our stabilized portfolio of operating properties was comprised of 93 Office Properties and 41 Industrial Properties, which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of December 31, 2009, the Office Properties were approximately 80.6% leased to 286 tenants, and the Industrial Properties were approximately 88.2% leased to 58 tenants. Our stabilized portfolio excludes undeveloped land and one industrial property that we are in the process of reentitling for residential use.

All of our properties are located in Southern California. We own all of our properties through the Operating Partnership and the Finance Partnership. The seven office buildings located at Kilroy Airport Center in Long Beach, California all are held subject to leases for the land that expire in 2084.

In general, the Office Properties are leased to tenants on a full service gross or modified gross basis, and the Industrial Properties are leased to tenants on a triple net basis. Under a full service lease, the landlord is obligated to pay the tenant’s proportionate share of real estate taxes, insurance, and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”) or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance, and operating expenses (“Expense Stop”). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. Under a triple net lease and a modified net lease, tenants pay their proportionate share of real estate taxes, operating costs, and utility costs.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2009, we managed all of our properties through internal property managers.

Office and Industrial Properties

The following table sets forth certain information relating to each of the stabilized Office Properties and Industrial Properties owned as of December 31, 2009.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/09(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
Office Properties:
Los Angeles County
23925 Park Sorrento, Calabasas, California	1	2001	11,789	100.0%	$421	$35.71
23975 Park Sorrento, Calabasas, California	1	2002	100,592	72.9%	2,657	37.36
24025 Park Sorrento, Calabasas, California	1	2000	102,264	100.0%	3,941	38.54
26541 Agoura Road Calabasas, California	1	1988	91,327	0.0%	—	—
2240 E. Imperial Highway, El Segundo, California	1	1983/2008	122,870	100.0%	2,643	21.51
2250 E. Imperial Highway, El Segundo, California	1	1983	293,261	88.3%	8,072	31.41
2260 E. Imperial Highway, El Segundo, California	1	1983	286,151	100.0%	5,409	18.90
909 Sepulveda Blvd., El Segundo, California	1	1972/2005	241,607	97.2%	5,943	25.32
999 Sepulveda Blvd., El Segundo, California	1	1962/2003	127,901	100.0%	2,649	22.86
3750 Kilroy Airport Way, Long Beach, California(5)	1	1989	10,457	100.0%	137	19.85
3760 Kilroy Airport Way, Long Beach, California	1	1989	165,278	100.0%	4,411	27.76
3780 Kilroy Airport Way, Long Beach, California	1	1989	219,745	89.8%	5,239	27.72
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	100.0%	5,436	29.08
3840 Kilroy Airport Way, Long Beach, California	1	1999	136,026	100.0%	4,915	36.13
3880 Kilroy Airport Way, Long Beach, California	1	1987	98,243	100.0%	1,474	15.00
3900 Kilroy Airport Way, Long Beach, California	1	1987	126,840	66.2%	2,047	24.52
12100 W. Olympic Blvd., Los Angeles, California	1	2003	150,167	100.0%	5,214	34.72
12200 W. Olympic Blvd., Los Angeles, California	1	2000	150,302	94.7%	4,048	36.82
12312 W. Olympic Blvd, Los Angeles, California(4)	1	1950/1997	78,000	100.0%	1,782	22.85
1633 26th Street, Santa Monica, California	1	1972/1997	44,915	100.0%	1,152	25.65
2100 Colorado Avenue, Santa Monica, California(16)	3	1992/2009	94,844	0.0%	—	—
3130 Wilshire Blvd., Santa Monica, California	1	1969/1998	88,339	80.3%	2,249	31.71
501 Santa Monica Blvd., Santa Monica, California	1	1974	73,115	86.3%	2,491	39.92

Subtotal/Weighted Average— Los Angeles County	25		3,006,509	88.2%	72,330	28.06

San Diego County
12225 El Camino Real, Del Mar, California	1	1998	60,148	24.5%	488	33.13
12235 El Camino Real, Del Mar, California(6)	1	1998	54,673	100.0%	2,042	37.35
12340 El Camino Real, Del Mar, California(6)	1	2002	87,405	100.0%	4,130	47.25
12390 El Camino Real, Del Mar, California(6)	1	2000	72,332	100.0%	3,069	42.43
12348 High Bluff Drive, Del Mar, California(6)	1	1999	38,710	100.0%	1,211	31.28
12400 High Bluff Drive, Del Mar, California(6)	1	2004	208,464	100.0%	9,897	47.48
3579 Valley Centre Drive, Del Mar, California(17)	1	1999	52,375	0.0%	—	—
3611 Valley Centre Drive, Del Mar, California(6)	1	2000	130,178	100.0%	4,504	36.42
3661 Valley Centre Drive, Del Mar, California(6)	1	2001	129,752	100.0%	3,693	35.04
3721 Valley Centre Drive, Del Mar, California(6)	1	2003	114,780	100.0%	3,767	32.82
3811 Valley Centre Drive, Del Mar, California(7)	1	2000	112,067	100.0%	5,199	46.39
6200 Greenwich Drive, Governor Park, California(7)	1	1999	71,000	100.0%	1,637	23.06
6220 Greenwich Drive, Governor Park , California	1	1996	141,214	0.0%	—	—
15051 Avenue of Science, I-15 Corridor, California(7)	1	2002	70,617	100.0%	2,035	28.82
15073 Avenue of Science, I-15 Corridor, California(7)	1	2002	46,759	100.0%	1,233	26.37
15231 Avenue of Science, I-15 Corridor, California(18)	1	2005	65,638	0.0%	—	—
15253 Avenue of Science, I-15 Corridor, California(19)	1	2005	37,437	0.0%	—	—
15333 Avenue of Science, I-15 Corridor, California	1	2006	78,880	0.0%	—	—
15378 Avenue of Science, I-15 Corridor, California(7)	1	1990	68,910	100.0%	978	14.19
15004 Innovation Drive, I-15 Corridor, California(7)	1	2008	150,801	100.0%	7,364	48.83
15435 Innovation Drive, I-15 Corridor, California(20)	1	2000	51,500	0.0%	—	—
15445 Innovation Drive, I-15 Corridor, California	1	2000	51,500	0.0%	—	—
13280 Evening Creek Drive South, I-15 Corridor, California(8)	1	2008	42,971	46.5%	520	26.03
13290 Evening Creek Drive South, I-15 Corridor, California	1	2008	61,176	0.0%	—	—
13480 Evening Creek Drive North, I-15 Corridor, California(6)	1	2008	149,817	100.0%	7,779	51.92
13500 Evening Creek Drive North, I-15 Corridor, California(6)	1	2004	142,742	97.6%	5,595	40.16
13520 Evening Creek Drive North, I-15 Corridor, California(6)	1	2004	141,368	93.0%	4,866	37.87

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/09(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
7525 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	103,979	100.0%	3,012	28.97
7535 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	130,243	100.0%	3,693	28.35
7545 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	130,354	100.0%	3,609	27.69
7555 Torrey Santa Fe, 56 Corridor, California(7)	1	2007	101,236	100.0%	3,175	31.36
10020 Pacific Mesa Blvd, Sorrento Mesa, California(4)	1	2007	318,000	100.0%	7,683	24.16
4910 Directors Place, Sorrento Mesa, California	1	2009	50,925	0.0%	—	—
4921 Directors Place, Sorrento Mesa, California	1	2008	55,500	0.0%	—	—
4939 Directors Place, Sorrento Mesa, California(7)	1	2002	60,662	100.0%	2,276	37.52
4955 Directors Place, Sorrento Mesa, California(7)	1	2008	76,246	100.0%	2,881	37.79
5005 Wateridge Vista Drive, Sorrento Mesa, California	1	1999	61,460	0.0%	—	—
5010 Wateridge Vista Drive, Sorrento Mesa, California	1	1999	111,318	0.0%	—	—
10243 Genetic Center Drive, Sorrento Mesa, California	1	2001	102,875	0.0%	—	—
6055 Lusk Avenue, Sorrento Mesa, California(4)	1	1997	93,000	100.0%	1,554	16.71
6260 Sequence Drive, Sorrento Mesa, California(7)	1	1997	130,536	100.0%	1,717	13.15
6290 Sequence Drive, Sorrento Mesa, California(7)	1	1997	90,000	100.0%	2,098	23.31
6310 Sequence Drive, Sorrento Mesa, California(4)	1	2000	62,415	100.0%	1,200	19.23
6340 Sequence Drive, Sorrento Mesa, California(7)	1	1998	66,400	100.0%	1,246	18.77
6350 Sequence Drive, Sorrento Mesa, California	1	1998	132,600	100.0%	2,507	18.91
10390 Pacific Center Court, Sorrento Mesa, California(7)	1	2002	68,400	100.0%	2,771	40.51
10394 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	59,630	100.0%	1,096	18.38
10398 Pacific Center Court, Sorrento Mesa, California	1	1995	43,645	0.0%	—	—
10421 Pacific Center Court, Sorrento Mesa, California	1	1995/2002	79,871	0.0%	—	—
10445 Pacific Center Court, Sorrento Mesa, California(7)	1	1995	48,709	100.0%	831	17.06
10455 Pacific Center Court, Sorrento Mesa, California	1	1995	90,000	100.0%	1,112	12.36
10350 Barnes Canyon, Sorrento Mesa, California(6)	1	1998	38,018	100.0%	915	24.07
10120 Pacific Heights Drive, Sorrento Mesa, California(7)	1	1995	52,540	100.0%	977	18.60
5717 Pacific Center Blvd, Sorrento Mesa, California(4)	1	2001/2005	67,995	100.0%	1,503	22.10
4690 Executive Drive, UTC, California(9)	1	1999	47,212	88.3%	1,048	25.15
9455 Towne Center Drive, UTC, California	1	1998	45,195	0.0%	—	—
9785 Towne Center Drive, UTC, California(4)	1	1999	75,534	100.0%	1,374	18.19
9791 Towne Center Drive, UTC, California(4)	1	1999	50,466	100.0%	916	18.15

Subtotal/Weighted Average— San Diego County	58		5,078,178	76.8%	119,201	30.83

Orange County
4175 E. La Palma Avenue, Anaheim, California	1	1985	43,263	91.7%	805	20.30
8101 Kaiser Blvd. Anaheim, California	1	1988	59,790	88.0%	1,199	22.80
601 Valencia Avenue, Brea, California	1	1982	60,891	0.0%	—	—
603 Valencia Avenue, Brea, California	1	1983	45,900	10.1%	—	—
111 Pacifica, Irvine Spectrum, California	1	1991	67,496	61.2%	936	25.24

Subtotal/Weighted Average— Orange County	5		277,340	49.8%	2,940	22.36

Other
5151 Camino Ruiz, Camarillo, California(15)	2	1982	187,861	89.4%	1,879	11.19
5153 Camino Ruiz, Camarillo, California(10)	1	1982	38,655	100.0%	626	16.19
5155 Camino Ruiz, Camarillo, California(10)	1	1982	38,856	100.0%	625	16.09
2829 Townsgate Road, Thousand Oaks, California	1	1990	81,067	98.4%	2,367	30.26

Subtotal/Weighted Average— Other	5		346,439	93.9%	5,497	16.99

TOTAL/WEIGHTED AVERAGE OFFICE PROPERTIES	93		8,708,466	80.6%	199,968	28.98

Industrial Properties:
Los Angeles County
2031 E. Mariposa Avenue, El Segundo, California	1	1954/1990	192,053	100.0%	2,960	15.41

Subtotal/Weighted Average— Los Angeles County	1		192,053	100.0%	2,960	15.41

Orange County
1000 E. Ball Road, Anaheim, California	1	1956	100,000	100.0%	757	7.57
1230 S. Lewis Road, Anaheim, California	1	1982	57,730	100.0%	388	6.72
1250 N. Tustin Avenue, Anaheim, California	1	1984	84,185	100.0%	593	7.04
3125 E. Coronado Street, Anaheim, California	1	1970	144,000	0.0%	—	—
3130/3150 Miraloma, Anaheim, California(11)	1	1970	144,000	100.0%	838	5.82
3250 E. Carpenter, Anaheim, California	1	1998	41,225	100.0%	314	7.62
3340 E. La Palma Avenue, Anaheim, California(21)	1	1966	153,320	0.0%	—	—
3355 E. La Palma Avenue, Anaheim, California	1	1999	98,200	100.0%	923	9.40
4123 E. La Palma Avenue, Anaheim, California(13)	1	1985	70,863	100.0%	764	10.79

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/09(1)	Annualized Base Rental Revenue ($000’s)(2)	Average Base Rental Revenue Per Sq. Ft. ($)(3)
4155 E. La Palma Avenue, Anaheim, California(12)	1	1985	74,618	88.8%	788	11.89
5115 E. La Palma Avenue, Anaheim, California	1	1967/1998	286,139	100.0%	2,078	7.26
5325 E. Hunter Avenue, Anaheim, California	1	1983	110,487	100.0%	433	3.92
1145 N. Ocean Boulevard, Anaheim, California	1	1999	65,447	100.0%	495	7.56
1201 N. Miller Street, Anaheim, California	1	1999	119,612	100.0%	881	7.37
1211 N. Miller Street, Anaheim, California	1	1999	200,646	100.0%	1,349	6.72
1231 N. Miller Street, Anaheim, California	1	1999	113,242	0.0%	—	—
660 N. Puente Street, Brea, California	1	1981	51,567	100.0%	402	7.80
950 W. Central Avenue, Brea, California	1	1983	24,000	75.0%	188	10.44
1050 W. Central Avenue, Brea, California(6)	1	1984	30,000	100.0%	298	9.93
1150 W. Central Avenue, Brea, California	1	1984	30,000	100.0%	284	9.47
895 Beacon Street, Brea, California	1	1987	54,795	100.0%	400	7.30
955 Beacon Street, Brea, California	1	1987	37,916	100.0%	219	5.78
1125 Beacon Street, Brea, California	1	1988	49,178	100.0%	420	8.54
925 Lambert Road, Brea, California(14)	1	1999	80,000	100.0%	533	6.66
1075 Lambert Road, Brea, California(14)	1	1999	98,811	100.0%	743	7.52
1675 MacArthur Blvd, Costa Mesa, California	1	1986	50,842	100.0%	625	12.29
25902 Towne Center Drive, Foothill Ranch, California	1	1998	309,685	100.0%	2,459	7.94
12681/12691 Pala Drive, Garden Grove, California(7)	1	1970	84,700	100.0%	680	8.03
7421 Orangewood Avenue, Garden Grove, California(7)	1	1981	82,602	100.0%	643	7.78
7091 Belgrave Avenue, Garden Grove, California	1	1971	70,000	100.0%	310	4.43
12271 Industry Street, Garden Grove, California(6)	1	1972	20,000	75.0%	137	9.13
12311 Industry Street, Garden Grove, California(6)	1	1972	25,000	100.0%	200	8.00
7261 Lampson Avenue, Garden Grove, California	1	1974	47,092	100.0%	330	7.01
12472 Edison Way, Garden Grove, California	1	1984	55,576	100.0%	416	7.49
12442 Knott Street, Garden Grove, California	1	1985	58,303	100.0%	546	9.36
2055 S.E. Main Street, Irvine, California	1	1973	47,583	100.0%	541	11.37
1951 E. Carnegie Avenue, Santa Ana, California	1	1981	100,000	100.0%	746	7.46
2525 Pullman Street, Santa Ana, California	1	1976	103,380	100.0%	548	5.30
14831 Franklin Avenue, Tustin, California	1	1978	36,256	100.0%	279	7.70
2911 Dow Avenue, Tustin, California	1	1998	51,410	100.0%	316	6.15

Subtotal/Weighted Average— Orange County	40		3,462,410	87.6%	22,864	7.54

TOTAL/WEIGHTED AVERAGE INDUSTRIAL PROPERTIES	41		3,654,463	88.2%	25,824	8.01

TOTAL/WEIGHTED AVERAGE ALL PROPERTIES	134		12,362,929	82.8%	$225,792	$22.30

(1)	Based on all leases at the respective properties in effect as of December 31, 2009. Includes month-to-month leases as of December 31, 2009.

(2)	Calculated as contractual base rental revenues as of December 31, 2009, determined in accordance with GAAP, annualized to reflect a twelve-month period. Annualized base rental revenues excludes the amortization of deferred revenue recorded for tenant-funded tenant improvements. Excludes month-to-month leases and vacant space as of December 31, 2009.

(3)	Calculated as annualized base rent divided by net rentable square feet leased as of December 31, 2009. Excludes month-to-month leases and vacant space as of December 31, 2009.

(4)	For this property, the lease is written on a triple net basis.

(5)	For this property, leases of approximately 4,000 rentable square feet are written on a modified gross basis, and leases of approximately 6,000 rentable square feet are written on a full service gross basis.

(6)	For this property, the leases are written on a modified gross basis.

(7)	For this property, the lease is written on a modified net basis.

(8)	For this property, a lease of approximately 20,000 rentable square feet is written on a modified net basis. The remaining 23,000 rentable square feet is currently being marketed for lease.

(9)	For this property, leases of approximately 19,000 rentable square feet are written on a modified net basis, and leases of approximately 22,000 rentable square feet are written on a modified gross basis.

(10)	For this property, leases of approximately 20,000 rentable square feet are written on a full service gross basis, and leases of approximately 19,000 rentable square feet are written on a triple net basis.

(11)	For this property, a lease of approximately 144,000 rentable square feet is written on a modified net basis.

(12)	For this property, leases of approximately 17,000 rentable square feet are written on a full service gross basis, leases of approximately 31,000 rentable square feet are written on a triple net basis, and leases of approximately 18,000 rentable square feet are written on a modified triple net basis.

(13)	For this property, a lease of approximately 15,000 rentable square feet is written on a modified gross basis, and a lease of approximately 56,000 rentable square feet is written on a triple net basis.

(14)	For these properties, leases of approximately 142,000 rentable square feet are written on a modified net basis, and a lease of approximately 37,000 rentable square feet is written on a modified gross basis.

(15)	For this property, leases of approximately 168,000 rentable square feet are written on a triple net basis, and the remaining 20,000 rentable square feet are vacant.

(16)	For this property, a lease of approximately 56,000 rentable square feet was executed with one tenant during the third quarter of 2009. The new lease is expected to commence during the second quarter of 2010.

(17)	For this property, a lease of approximately 34,000 rentable square feet was executed with one tenant during the fourth quarter of 2009. The new lease is expected to commence during the first quarter of 2010.

(18)	For this property, a lease of approximately 47,000 rentable square feet was executed with one tenant during the fourth quarter of 2009. The new lease is expected to commence during the first quarter of 2010.

(19)	For this property, a lease for the entire building was executed with one tenant during the fourth quarter of 2009. The new lease is expected to commence during the first quarter of 2010.

(20)	For this property, a lease of approximately 33,000 rentable square feet was executed with one tenant during the fourth quarter of 2009. The new lease is expected to commence during the third quarter of 2010.

(21)	A lease of approximately 153,000 rentable square feet was executed with one tenant during the fourth quarter of 2009. The new lease is expected to commence during the third quarter of 2010.

Reentitlement Property

As of December 31, 2009, we were in the process of reentitling the following property for residential use:

Property Location	No. of Buildings	Year Acquired	Net Rentable Square Feet	Percentage Occupied at 12/31/09
17150 Von Karman Irvine, California	1	1997	157,458	0.0%

Future Development Pipeline

The following table sets forth certain information relating to our undeveloped land located in San Diego, California as of December 31, 2009.

Project	Submarket	Gross Site Acreage

Carlsbad Oaks—Lots 4, 5, 7 & 8	Carlsbad	32.0
Pacific Corporate Center—Lot 8	Sorrento Mesa	5.0
Rancho Bernardo Corporate Center	I-15 Corridor	21.0
San Diego Corporate Center—Phase I and II	Del Mar	23.0
Santa Fe Summit—Phase II and III	56 Corridor	21.8
Sorrento Gateway—Lot 2	Sorrento Mesa	6.3
Sorrento Gateway—Lot 7	Sorrento Mesa	7.6

Total		116.7

Significant Tenants

The following table sets forth information about our fifteen largest tenants based upon annualized rental revenues as of December 31, 2009.

Tenant Name	Property Segment	Annualized Base Rental Revenues(1)	Percentage of Total Annualized Base Rental Revenues(1)	Lease Expiration Date
		(in thousands)
Intuit Inc.	Office	$15,126	6.7%	Various	(2)
Bridgepoint Education, Inc.	Office	14,257	6.3	Various	(3)
Scripps Health	Office	12,562	5.6	Various	(4)
CareFusion Corporation	Office	10,087	4.5	Various	(5)
DIRECTV, Inc.	Office	8,540	3.8	July 2014
AMN Healthcare, Inc.	Office	8,341	3.7	July 2018
Fish & Richardson P.C.	Office	6,071	2.7	October 2018
The Boeing Company	Office/Industrial	5,905	2.6	Various	(6)
Verenium Corporation	Office	5,158	2.3	Various	(7)
Epson America, Inc.	Office	4,915	2.2	October 2019
Hewlett-Packard Company	Office	4,348	1.9	April 2012
Scan Health Plan	Office	3,810	1.7	June 2015
Avnet, Inc.	Office	3,768	1.7	February 2013
Comcast Corporation	Office	3,308	1.5	Various	(8)
Northrup Grumman Corporation	Office	3,268	1.4	Various	(9)

Total		$109,464	48.6%

(1)	Based upon annualized contractual base rental revenue, which is calculated on a straight-line basis in accordance with GAAP, for leases for which rental revenue is being recognized by us as of December 31, 2009.

(2)	The Intuit leases, which contribute $1.6 million and $13.5 million of annualized base rental revenues, expire in August 2012 and August 2017, respectively.

(3)	The Bridgepoint Education leases, which contribute $0.8 million, $5.7 million, and $7.8 million of annualized base rental revenues, expire in February 2017, July 2018, and September 2018, respectively.

(4)	The Scripps Health leases, which contribute $5.2 million and $7.4 million of annualized base rental revenues, expire in June 2021 and February 2027, respectively.

(5)	The CareFusion Corporation leases, which contribute $0.8 million and $9.3 million of annualized base rental revenues, expire in February 2012 and August 2017, respectively.

(6)	The Boeing Company leases, which contribute $5.4 million and $0.5 million of annualized base rental revenues, expire in July 2010 and October 2010, respectively. The Boeing Company is expected to vacate the premises when the leases expire.

(7)	The Verenium Corporation leases, which contribute $2.9 million and $2.3 million of annualized base rental revenues, expire in November 2015 and March 2017, respectively.

(8)	The Comcast Corporation leases, which contribute $1.2 million and $2.1 million of annualized base rental revenues, expire in July 2010 and December 2012, respectively.

(9)	The Northrup Grumman Corporation leases, which contribute $2.0 million and $1.3 million of annualized base rental revenues, expire in February 2012 and April 2012, respectively.

The following table sets forth the composition of our tenant base by industry based on Standard Industrial Classifications as of December 31, 2009.

Industry	Percentage of Total Annualized Base Rental Revenues at December 31, 2009
Professional, business, and other services	32.8%
Education and health services	21.1%
Manufacturing	18.3%
Finance, insurance, and real estate	12.3%
Information technology	11.1%
Wholesale and retail trade	2.0%
Construction	1.4%
Government	0.5%
Leisure and hospitality	0.4%
Transportation, warehousing, and public utilities	0.1%

Total	100.0%

Lease Expirations

The following table sets forth a summary of our lease expirations for the Office Properties and Industrial Properties for each of the next ten years beginning with 2010, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under Item 1A: Risk Factors.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000’s)(2)
Office Properties:
2010	70	843,916	12.2%	$20,301	10.2%	$24.06
2011	58	537,893	7.8	11,485	5.7	21.35
2012	58	758,736	11.0	19,973	10.0	26.32
2013	45	579,059	8.4	14,426	7.2	24.91
2014	41	1,019,348	14.8	25,918	13.0	25.43
2015	30	616,477	8.9	18,308	9.2	29.70
2016	7	159,552	2.3	3,709	1.9	23.25
2017	17	1,186,858	17.2	33,527	16.8	28.25
2018	13	639,502	9.3	28,982	14.5	45.32
2019	4	215,375	3.1	7,987	4.0	37.08
2020 and beyond	4	342,868	5.0	15,352	7.5	44.78

	347	6,899,584	100.0%	$199,968	100.0%	$28.98

Industrial Properties:
2010	10	243,060	7.5%	$1,941	7.5%	$7.99
2011	12	376,658	11.7	3,345	13.0	8.88
2012	12	511,805	15.9	3,224	12.5	6.30
2013	7	602,455	18.7	4,410	17.1	7.32
2014	9	466,578	14.5	3,743	14.5	8.02
2015	9	539,864	16.7	3,777	14.6	7.00
2016	2	233,278	7.3	3,274	12.7	14.03
2017	—	—	—	—	—	—
2018	1	82,602	2.6	643	2.5	7.78
2019	2	168,200	5.1	1,467	5.6	8.72
2020 and beyond	—	—	—	—	—	—

	64	3,224,500	100.0%	$25,824	100.0%	$8.01

Total Portfolio	411	10,124,084	100.0%	$225,792	100.0%	$22.30

(1)	The information presented reflects leasing activity through December 31, 2009. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of December 31, 2009.

(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Secured Debt

As of December 31, 2009, the Operating Partnership had six outstanding mortgage notes payable and one secured line of credit, which were secured by certain of our properties. Our secured debt represents an aggregate indebtedness of approximately $294.6 million. See additional information regarding our secured debt in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources—Liquidity Sources,” Note 4 to our consolidated financial statements, and Schedule III—Real Estate and Accumulated Depreciation included with this report. Management believes that, as of December 31, 2009, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.    LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, we are not a defendant in, and our properties are not subject to, any legal proceedings that, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” The following table illustrates the high, low, and closing prices by quarter during 2009 and 2008 as reported on the NYSE. As of the date this report was filed, there were approximately 124 registered holders of our common stock.

2009	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$32.83	$15.40	$17.19	$0.5800
Second quarter	23.35	16.16	20.54	0.3500
Third quarter	30.75	18.67	27.74	0.3500
Fourth quarter	31.99	26.00	30.67	0.3500

2008	High	Low	Close	Per Share Common Stock Dividends Declared
First quarter	$53.64	$44.81	$49.11	$0.5800
Second quarter	55.54	46.52	47.03	0.5800
Third quarter	52.30	42.37	47.79	0.5800
Fourth quarter	45.97	21.71	33.46	0.5800

We pay distributions to common stockholders quarterly each January, April, July, and October at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems relevant.

During the years ended December 31, 2009 and 2008, we issued 30,598 and 435,596 shares of common stock, respectively, in redemption of 30,598 and 435,596 common units by limited partners. The issuances were not dilutive to capitalization or distributions as the common shares were issued on a one-for-one basis pursuant to the terms of the partnership agreement of the Operating Partnership, and the common units share in distributions with the common stock.

During the years ended December 31, 2009 and 2008, we accepted the return, at the current quoted market price, of 86,482 and 61,111 shares of our common stock, respectively, from certain key employees in accordance with the provisions of our incentive award plan to satisfy minimum statutory tax-withholding requirements related to shares that vested during these periods.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on our shares of common stock to the cumulative total return of the NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the SNL REIT Office Index for the five-year period ended December 31, 2009. We include an additional index, the SNL REIT Office Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The SNL REIT Office Index is a published and widely recognized index that comprises 17 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2004 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA

Kilroy Realty Corporation Consolidated

(in thousands, except per share, square footage and occupancy data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Rental income	$247,649	$251,520	$229,126	$216,389	$204,714
Tenant reimbursements	28,075	30,986	25,272	22,393	20,223
Other property income	3,710	6,849	3,478	2,356	771

Total revenues	279,434	289,355	257,876	241,138	225,708

Property expenses	49,709	48,861	43,276	39,692	36,053
Real estate taxes	24,330	22,063	19,495	18,107	16,293
Provision for bad debts	569	4,051	473	744	(667)
Ground leases	1,597	1,617	1,582	1,583	1,207
General and administrative expenses	39,938	38,260	36,580	22,800	66,456
Interest expense	46,119	45,346	40,762	43,541	38,956
Depreciation and amortization	87,627	83,215	72,754	68,756	64,199

Total expenses	249,889	243,413	214,922	195,223	222,497

Interest income and other net investment gains (losses)	1,300	(93)	1,606	1,653	604
Gain on early extinguishment of debt	4,909
Net settlement receipts on interest rate swaps				991	364
(Loss) gain on derivative instruments				(818)	378

Total other income (loss)	6,209	(93)	1,606	1,826	1,346

Income from continuing operations	35,754	45,849	44,560	47,741	4,557
Discontinued operations:
Revenues from discontinued operations		812	10,908	23,191	17,137
Expenses from discontinued operations	(224)	16	(6,656)	(8,749)	(9,902)
Net gain on dispositions of discontinued operations	2,485	234	74,505	31,259	30,764

Total income from discontinued operations	2,261	1,062	78,757	45,701	37,999

Net income	38,015	46,911	123,317	93,442	42,556
Net income attributable to noncontrolling common units of the Operating Partnership	(1,025)	(1,886)	(6,957)	(5,990)	(3,149)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	36,990	45,025	116,360	87,452	39,407

PREFERRED DISTRIBUTIONS AND DIVIDENDS
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(5,588)	(5,588)	(5,588)	(5,588)	(5,588)
Preferred dividends	(9,608)	(9,608)	(9,608)	(9,608)	(9,608)

Total preferred distributions and dividends	(15,196)	(15,196)	(15,196)	(15,196)	(15,196)

Net income available for common stockholders	$21,794	$29,829	$101,164	$72,256	$24,211

Share Data:
Weighted average common shares outstanding—basic	38,705,101	32,466,591	32,379,997	31,244,062	28,710,726

Weighted average common shares outstanding—diluted	38,732,126	32,540,872	32,408,966	31,292,628	28,710,726

Income (loss) from continuing operations available to common stockholders per common share—basic	$0.47	$0.88	$0.82	$0.96	$(0.33)

Income (loss) from continuing operations available to common stockholders per common share—diluted	$0.47	$0.88	$0.82	$0.96	$(0.33)

Net income available to common stockholders per share—basic	$0.53	$0.91	$3.09	$2.30	$0.84

Net income available to common stockholders per share—diluted	$0.53	$0.91	$3.09	$2.30	$0.84

Dividends declared per common share	$1.63	$2.32	$2.22	$2.12	$2.04

	Kilroy Realty Corporation Consolidated
	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total real estate held for investment, before accumulated depreciation and amortization	$2,520,083	$2,475,596	$2,370,004	$2,040,761	$1,953,971
Total assets	2,084,281	2,102,918	2,069,810	1,799,352	1,674,474
Total debt	972,016	1,142,348	1,072,659	879,198	842,282
Total liabilities	1,126,805	1,314,394	1,229,138	1,011,790	1,031,106
Noncontrolling interest(1)	73,638	73,638	73,638	73,638	73,638
Total preferred stock	121,582	121,582	121,582	121,582	121,582
Total equity(2)	883,838	714,886	767,034	713,924	569,730

Other Data:
Funds From Operations(3)	$107,159	$113,972	$107,324	$118,184	$63,603
Cash flows provided by (used in):
Operating activities	124,965	144,481	147,500	61,570	116,002
Investing activities	(50,474)	(93,825)	(244,802)	(136,193)	(75,682)
Financing activities	(74,161)	(52,835)	97,086	82,690	(41,292)
Office Properties:
Rentable square footage	8,708,466	8,650,126	8,088,769	7,835,040	7,948,152
Occupancy	80.6%	86.2%	93.7%	95.8%	92.5%
Industrial Properties:
Rentable square footage	3,654,463	3,718,663	3,869,969	3,869,969	4,587,491
Occupancy	88.2%	96.3%	94.7%	95.8%	99.3%

(1)	Represents the redemption value, less issuance costs of our issued and outstanding 1,500,000 Series A Preferred Units.

(2)	Includes the noncontrolling interest of the common units of the Operating Partnership.

(3)	We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships and joint ventures.

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

Noncash adjustments to arrive at FFO were as follows: noncontrolling interest in earnings of the Operating Partnership, depreciation and amortization of real estate assets, and net gain (loss) from dispositions of operating properties. For additional information, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Non-GAAP Supplemental Financial Measure: Funds From Operations” including a reconciliation of our GAAP net income available for common stockholders to FFO for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

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

Overview and Background

We own, operate, develop, and acquire office and industrial real estate in Southern California. We operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership and conduct substantially all of our operations through the Operating Partnership. We owned a 96.2% and 95.0% general partnership interest in the Operating Partnership as of December 31, 2009 and 2008, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods.

Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management to make significant estimates and/or assumptions about matters that are uncertain at the time the estimates and/or assumptions are made or where management is required to make significant judgments and assumptions with respect to the practical application of accounting principles in its business operations. Critical accounting policies are by definition those policies that are material to our financial statements and for which the impact of changes in estimates, assumptions, and judgments could have a material impact to our financial statements.

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2 to our consolidated financial statements included in this report.

Rental Revenue Recognition

Rental revenue is our principal source of revenue. The timing of when we commence rental revenue recognition depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of the tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset, and we commence rental revenue recognition when the tenant takes possession of the finished space, which is typically when such tenant improvements are substantially complete.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. During the years ended December 31, 2009, 2008, and 2007, we recorded $2.0 million, $28.1 million, and $41.1 million, respectively, of tenant-funded tenant improvements. The decreasing trend corresponds to the decrease in our development and redevelopment activities since leases at our development and redevelopment properties generally have higher tenant-funded tenant improvements. For those periods, we also recognized $9.8 million, $11.3 million, and $4.3 million, respectively, of noncash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

Our judgment as to whether we are or the tenant is the owner of tenant improvements for accounting purposes is made on a lease-by-lease basis and has a significant impact on the amount of noncash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements and, therefore, on our results of operations. Our judgment as to whether we are, or the tenant is, the owner of the tenant improvements for accounting purposes can also have a significant effect on the timing of our overall revenue recognition and therefore on our results of operations.

Tenant Reimbursement Revenue

Reimbursements from tenants consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs. Calculating tenant reimbursement revenue requires an in-depth analysis of the complex terms of each applicable underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

•	estimating the final expenses, net of accruals, that are recoverable;

•	estimating the fixed and variable components of operating expenses for each building;

•	conforming recoverable expense pools to those used in establishing the base year or base allowance for the applicable underlying lease; and

•	concluding whether an expense or capital expenditure is recoverable pursuant to the terms of the underlying lease.

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

Our historical experience for the years ended December 31, 2008, 2007, and 2006 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual tenant reimbursement revenues recognized. We are currently in the process of performing our 2009 final reconciliations.

Allowances for Uncollectible Current Tenant Receivables and Deferred Rent Receivables

Tenant receivables and deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and deferred rent receivables. Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. As of December 31, 2009 and 2008, current receivables were carried net of an allowance for uncollectible amount of $3.1 million and $4.0 million, respectively, and deferred rent receivables were carried net of an allowance for uncollectible accounts of $6.4 million and $7.3 million, respectively.

Management’s determination of the adequacy of the allowance for uncollectible current tenant receivables and the allowance for deferred rent receivables is performed using a methodology that incorporates a specific identification analysis and an aging analysis and includes an overall evaluation of our historical loss trends and the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material.

With respect to the allowance for uncollectible tenant receivables, the specific identification methodology analysis relies on factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. With respect to the allowance for deferred rent receivables, given the longer-term nature of these receivables, the specific identification methodology analysis evaluates each of our significant tenants and any tenants on our internal watchlist and relies on factors such as each tenant’s financial condition and its ability to meet its lease obligations. We evaluate our reserve levels quarterly based on changes in the financial condition of tenants and our assessment of the tenant’s ability to meet its lease obligations, overall economic conditions, and the current business environment.

For the years ended December 31, 2009, 2008, and 2007, we recorded a total provision for bad debts for both current tenant receivables and deferred rent receivables of approximately 0.2%, 1.4%, and 0.2%, respectively, of recurring rental revenue. Included in the provision amount for 2008 is approximately $3.1 million for the unrecoverable portion of the deferred rent receivable balance related to an early termination at one of our properties in San Diego (see Note 13 to our consolidated financial statements included in this report). Excluding the impact of the early termination on the provision for bad debts, for the year ended December 31, 2008, we recorded a provision for bad debts of approximately 0.3% of recurring revenue. Our historical experience has been that actual write-offs of current tenant receivables and deferred rent receivables has approximated the provision for bad debts recorded for the years ended December 31, 2009, 2008, and 2007. In the event our estimates were not accurate and we had to change our allowances by 1% of recurring revenue, the potential impact to our net income available to common stockholders would be approximately $2.8 million, $2.8 million, and $2.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Evaluation of Asset Impairment

We evaluate our real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

•	low occupancy levels or forecasted low occupancy levels at a specific property;

•	current period operating or cash flow losses combined with a historical pattern or future projection of potential continued operating or cash flow losses at a specific property;

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

When evaluating real estate assets to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flow and property fair values, including selecting the discount or capitalization rate that reflects the risk inherent in future cash flow. Estimating projected cash flow is highly subjective as it requires assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate due to a variety of factors in the overall economy or within regional markets. If the actual net cash flow or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

During the years ended December 31, 2009, 2008, and 2007, we did not record any impairment losses.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, tenant improvements, and leasing activities. Amounts capitalized are depreciated or amortized over estimated useful lives determined by management. We depreciate buildings and improvements based on the estimated useful life of the asset, and we amortize tenant improvements and leasing costs over the shorter of the estimated useful life or estimated remaining life of the related lease. All capitalized costs are depreciated or amortized using the straight-line method.

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

Factors That May Influence Future Results of Operations

Leasing Activity and Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leases that commenced during 2009.

Lease Commencement Information by Segment

For Leases that Commenced During the Year Ended December 31, 2009

	1st & 2nd Generation				2nd Generation
	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	37	45	221,229	680,977	15.1%	6.5%	59.5%	66
Industrial Properties	6	9	248,380	545,143	9.1%	(5.4)%	60.5%	74

Total portfolio	43	54	469,609	1,226,120	13.8%	3.8%	60.0%	70

(1)	Represents leasing activity for leases commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.

(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.

(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.

(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

The increase in rental rates for office leases that commenced during the year ended December 31, 2009 was largely due to two lease renewals totaling approximately 268,600 rentable square feet. The increase in rental rates for industrial leases that commenced during the year ended December 31, 2009 was largely due to two lease renewals totaling approximately 298,800 rentable square feet.

While changes in rents were positive for leases that commenced during the year ended December 31, 2009, we cannot give any assurance that future leases will be renewed or that available space will be re-leased at rental rates equal to or above expiring stated rates for the same space. Leasing activity statistics for any given period are impacted by the number and mix of leases commencing, the terms of the individual leases, and the submarkets in which leasing activity is located. Therefore, current period lease commencement activity may not be indicative of leasing trends in the future. An extended economic slowdown and continued tightening of the credit markets could have an adverse effect on our tenants and could impact our ability to maintain or increase rental rates in our submarkets.

In general, we have been experiencing decreases in rental rates in many of our submarkets due to recent recessionary conditions and other related factors. During the fourth quarter of 2009, we executed 53 leases for an aggregate of 1.1 million rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 14.7% decrease in cash rents and a 4.0% decrease in GAAP rents. As of December 31, 2009, we believe that the weighted average cash rental rates for our overall portfolio are approximately 5% to 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. As a result of the continuing economic conditions, we are also experiencing decreased occupancy rates and protracted lease negotiations. As previously discussed, our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economy on our submarkets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.    In addition to the 2.1 million rentable square feet, or 17.2%, of currently available space in our stabilized portfolio, leases representing approximately 10.7% and 9.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2010 and in 2011, respectively. The leases scheduled to expire during 2010 and in 2011 represent approximately 1.4 million rentable square feet of office space, or 14.1% of our total annualized base rental revenue, and 0.6 million rentable square feet of industrial space, or 2.3% of our total annualized base rental revenue, respectively. We believe that the weighted average cash rental rates are up to approximately 5% above the current average quoted market rates for leases scheduled to expire during 2010, although individual properties within any particular submarket presently may be leased either above, below, or at the current quoted market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our overall portfolio. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Sublease Space.    Of our leased space as of December 31, 2009, approximately 297,100 rentable square feet, or 2.4% of the square footage in our stabilized portfolio, was available for sublease, compared to 485,600 rentable square feet, or 3.9%, at December 31, 2008. Of the 2.4% of available sublease space in our stabilized portfolio as of December 31, 2009, approximately 2.0% was vacant space, and the remaining 0.4% was occupied. Approximately 38.8%, 34.1%, and 27.1% of the available sublease space as of December 31, 2009 is located in the San Diego, Orange County, and Los Angeles regions, respectively. Of the approximately 297,100 rentable square feet available for sublease as of December 31, 2009, approximately 18,000 rentable square feet representing two leases are scheduled to expire in 2010, and approximately 106,700 rentable square feet representing five leases are scheduled to expire in 2011.

Negative trends or other unforeseeable events that impair our ability to renew or re-lease space and our ability to maintain or increase rental rates in our submarkets could have an adverse effect on our future financial condition, results of operations, and cash flow.

Real Estate Asset Valuation.    General economic conditions and the resulting impact on market conditions such as the downturn in tenants’ businesses, declining demand for office or industrial properties, or decreases in market rental rates or market values of real estate assets may adversely affect the value of our assets, including the value of our properties and related tenant improvements and the value of our undeveloped land. Although our strategy is to hold our properties and our undeveloped land for long-term use, if our strategy and/or market conditions change or we decide to dispose of an asset, we may be required to recognize an impairment loss to reduce the property or undeveloped land to the lower of the carrying amount or fair value, and such a loss could potentially be material and could adversely affect our results of operations. Likewise, if as a result of an early lease termination we were required to remove and write off material amounts of tenant improvements that were not reusable to another tenant, our results of operations could be adversely affected.

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

We believe that a portion of our future potential growth will continue to come from our newly developed or redeveloped properties and our development pipeline. However, while we continue to evaluate development opportunities throughout Southern California and specifically in our core markets, we have currently delayed the timing and reduced the scope of our development program as a result of the present economic conditions in our submarkets. As of December 31, 2009, we had no development projects under, or committed for, construction. We are focusing on enhancing the entitlements for our existing development land pipeline and performing other activities to prepare for the time when development will again be economically attractive.

We believe that other possible sources of potential future growth are redevelopment opportunities within our existing portfolio and/or targeted acquisitions. Redevelopment efforts can achieve similar returns to new development with reduced entitlement risk and shorter construction periods. Depending on market conditions, we will continue to evaluate redevelopment opportunities within our portfolio when there is limited land for development in our strategic submarkets. We had no redevelopment properties in process as of December 31, 2009. Over the next two years we are planning to redevelop certain properties, which have been occupied by long-term tenants and require significant capital expenditures to upgrade and modernize the buildings.

In light of current economic conditions, we may be unable to lease completed development or redevelopment properties at expected rental rates or within projected timeframes, which could adversely affect our financial condition, results of operations, and cash flows. During the year ended December 31, 2009, we added one development property, which encompasses approximately 51,000 rentable square feet of new medical office space, to our stabilized portfolio since one year had passed since the cessation of major construction activities. This property is currently 25% leased. During the year ended December 31, 2008, we added three properties to the stabilized portfolio encompassing approximately 159,000 rentable square feet, which had not yet reached stabilized occupancy of 95%. These properties are currently 31% leased.

Delays and scope reductions in our development program impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. As of December 31, 2009, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $254 million. During the year ended December 31, 2009, we did not capitalize interest and carry costs on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million, as we determined these projects did not qualify for interest and other carry cost capitalization under GAAP. Additional delays and scope reductions could further impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization and thus could further impact our results from operations.

City of San Diego.    Given the geographic concentration of our development program in San Diego County, our operating results may be affected by (i) the city of San Diego’s current financial difficulties and ongoing investigations with respect to the city’s finances, (ii) the city of San Diego’s General Plan and Land Use update and future updates, (iii) the city of San Diego’s zoning ordinance updates, (iv) the city of San Diego, state, and federal agencies’ future adoption of potential impact fees to address water supply infrastructure, climate change legislation, and mandatory energy and sustainable building code requirements, and (v) recent storm water runoff regulations and other pending ordinances currently under consideration by the city, county, and state water agencies and other agencies. Any of these factors and others may affect the city of San Diego’s ability to finance capital projects and may impact real estate development, entitlements, costs of development, and market conditions in this important submarket. As of the date this report was filed, we have not experienced any material adverse effects arising from these factors.

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

In the first quarter of 2010, our Executive Compensation Committee approved the 2010 Annual Bonus Program for executive management that will allow for executive management to receive bonus compensation for achieving certain specified corporate performance measures for the fiscal year ending December 31, 2010. The provisions of the 2010 program were reported on Form 8-K filed with the SEC on February 3, 2010. As a result of the structure of these programs and other such programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for these programs will be affected by our operating and development performance, financial results, the performance of our common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to compensation programs.

Share-Based Compensation.    As of December 31, 2009, there was $7.7 million of total unrecognized compensation cost related to outstanding nonvested shares and nonvested restricted stock units issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. Additional unrecognized compensation cost of $3.3 million related to 146,650 nonvested restricted stock units issued under share-based compensation arrangements subsequent to December 31, 2009 is expected to be recognized over a weighted-average period of 2.0 years. See Note 8 to our consolidated financial statements included with this report for additional information regarding our share-based incentive compensation plan.

As of December 31, 2009, we were still in the performance period for the development leasing component of the 2007 Development Performance Plan (the “DPP”). The incentive award that may be earned under the development leasing component of the DPP will be based on whether certain future leasing targets are achieved by the first quarter of 2011 for development and redevelopment properties on which we commenced construction during 2007. If the performance measures are not ultimately achieved, we would reverse the cumulative compensation expense recorded to date, which was $0.8 million as of December 31, 2009.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2008 to December 31, 2009:

		Office Properties		Industrial Properties		Total
	Quarter of Activity	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of December 31, 2008		92	8,650,126	42	3,718,663	134	12,368,789
Property added from the Development Portfolio	Q4	1	50,925			1	50,925
Disposition(1)	Q2			(1)	(64,200)	(1)	(64,200)
Remeasurement			7,415				7,415

Total as of December 31, 2009		93	8,708,466	41	3,654,463	134	12,362,929

(1)	Operating results and gains (losses) on dispositions of operating properties are included in discontinued operations in the consolidated statement of operations.

2009 Stabilized Development Property

The following table sets forth certain information regarding the development property that was added to the stabilized portfolio during 2009:

Property Name / Address	Completion Date	Stabilization Date(1)	Number of Buildings	Rentable Square Feet	Percentage Leased
Sorrento Gateway—Lot 1 4910 Directors Place San Diego, CA	2008	2009	1	50,925	25.0	%(2)

(1)	The earlier of stabilized occupancy of 95% or one year from the date of cessation of major construction activities.

(2)	Represents one lease that is scheduled to commence in the third quarter of 2010.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			12/31/2009	12/31/2008	12/31/2007
Office Properties:
Los Angeles County	25	3,006,509	88.2%	92.1%	96.1%
San Diego County	58	5,078,178	76.8	83.1	91.4
Orange County	5	277,340	49.8	67.9	99.1
Other	5	346,439	93.9	94.2	99.6

	93	8,708,466	80.6	86.2	93.7

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	40	3,462,410	87.6	96.1	94.4

	41	3,654,463	88.2	96.3	94.7

Total stabilized portfolio	134	12,362,929	82.8%	89.2%	94.0%

	Average Occupancy
	Stabilized Portfolio(1)		Core Portfolio(2)
	2009	2008	2009	2008
Office Properties	83.3%	92.0%	84.0%	91.9%
Industrial Properties	89.8	93.0	89.8	96.5
Total	85.3%	92.3%	85.8%	93.3%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.

(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2009.

As of December 31, 2009, the Office Properties and Industrial Properties represented approximately 88.6% and 11.4%, respectively, of our total annualized base rental revenue.

Current Regional Information

Over the last two years, fundamentals in the real estate market have deteriorated. We have generally seen an increase in vacancy rates across many of our regional submarkets, a decrease in occupancy within our regional portfolios as discussed below, as well as a downward trend in rental rates. Generally, we believe that there may continue to be increasing vacancy rates, downward trends in market rates, and continuing pressure on landlords for concession packages throughout 2010. See additional information regarding rental rates under the captions “—Leasing Activity and Rental Rates” and “—Scheduled Lease Expirations.”

Los Angeles County.    Our Los Angeles County stabilized office portfolio of 3.0 million rentable square feet was 88.2% occupied with approximately 355,200 vacant rentable square feet as of December 31, 2009 compared to 92.1% occupied with approximately 236,800 vacant rentable square feet as of December 31, 2008. The decrease in Los Angeles County stabilized office portfolio occupancy is primarily attributable to one lease with one tenant that expired during the first quarter of 2009, which represented approximately 94,800 rentable square feet. Approximately 55,900 rentable square feet of the 94,800 rentable square feet has been re-leased to a new tenant. The new lease is expected to commence during the second quarter of 2010.

As of December 31, 2009, an aggregate of approximately 602,500 and 240,300 rentable square feet are scheduled to expire in this region during 2010 and 2011, respectively. The aggregate rentable square feet scheduled to expire in this region during 2010 and 2011 represents approximately 30.5% of the total occupied rentable square feet in this region and 9.1% of our annualized base rental revenues for our total stabilized portfolio. Of the 842,800 rentable square feet scheduled to expire during 2010 and 2011, approximately 427,200 rentable square feet is located in the El Segundo submarket. Over the last two years, the El Segundo Class A office market has experienced an increase in total vacancy from 11.3% to 14.0%. Of the approximately 427,200 rentable square feet scheduled to expire in the El Segundo submarket, approximately 286,200 rentable square feet is occupied by The Boeing Company. We expect that The Boeing Company will move out of our building into space it currently owns. Since The Boeing Company and its predecessors have occupied the building for more than 25 years, we are planning to redevelop this property to upgrade and modernize the asset and to ensure it is well positioned as the El Segundo tenant base is currently diversifying from an aerospace industry concentration.

San Diego County.    Our San Diego County stabilized office portfolio of 5.1 million rentable square feet was 76.8% occupied with approximately 1.2 million vacant rentable square feet as of December 31, 2009 compared to 83.1% occupied with approximately 849,800 vacant rentable square feet as of December 31, 2008. The decrease in occupancy from 2008 was primarily attributable to the following:

•	termination of one lease with Accredited Home Lenders, Inc. for approximately 182,000 rentable square feet;

•	expiration of one lease with Epicor Software Corporation for approximately 172,800 rentable square feet; and

•	stabilization of one development property encompassing approximately 50,900 rentable square feet, which was not occupied as of December 31, 2009.

During 2009, demand in Central San Diego, where all our properties in this region are located, increased slightly, and leasing activity increased moderately although vacancy rates continued to increase. Lease negotiations continue to be protracted, and it is taking significantly longer for us to lease vacant space in San Diego County than in prior years. However, as of the date of this filing, the Company has leased approximately 288,500 rentable square feet of space that was vacant at December 31, 2009. The new leases are scheduled to commence at various dates during the first three quarters of 2010.

As of December 31, 2009, leases representing an aggregate of approximately 191,000 and 68,700 rentable square feet are scheduled to expire during 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during 2010 and 2011 represents approximately 6.7% of the total occupied rentable square feet in this region and 3.2% of our annualized base rental revenues for our total stabilized portfolio. Of the 259,700 rentable square feet scheduled to expire during 2010 and 2011, approximately 122,000 and 73,700 rentable square feet are located in the Sorrento Mesa and Del Mar submarkets, respectively. Over the last two years, the Sorrento Mesa two- and three-story office and Del Mar office markets have experienced an increase in total vacancy from 7.5% to 15.4% and 12.8% to 21.6%, respectively.

Orange County.    As of December 31, 2009, our Orange County stabilized industrial portfolio was 87.6% occupied with approximately 429,900 vacant rentable square feet compared to 96.1% occupied with approximately 137,100 vacant rentable square feet as of December 31, 2008. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to two leases totaling approximately 175,800 rentable square feet that expired during the year ended December 31, 2009. Additionally, one tenant ceased paying rent and vacated an industrial building encompassing approximately 144,000 rentable square feet in this region during the third quarter of 2009. Approximately 153,300 rentable square feet of the 429,900 rentable square feet that was vacant at December 31, 2009 has been re-leased to a new tenant. The new lease is expected to commence during the third quarter of 2010. Our Orange County stabilized office portfolio of approximately

277,300 rentable square feet was 49.8% occupied with approximately 139,100 vacant rentable square feet as of December 31, 2009 compared to 67.9% occupied with approximately 89,000 vacant rentable square feet as of December 31, 2008. The decrease in Orange County stabilized office portfolio occupancy is primarily attributable to one lease that expired during the third quarter.

As of December 31, 2009, leases representing an aggregate of approximately 259,700 and 393,800 rentable square feet are scheduled to expire during 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire during 2010 and 2011 represents approximately 20.6% of the total occupied rentable square feet in this region and 2.7% of the annualized base rental revenues for our total stabilized portfolio. Of the 653,500 rentable square feet scheduled to expire during 2010 and 2011, approximately 619,700 rentable square feet is industrial space. Within the overall Orange County market, direct vacancy for industrial space is currently 5.8% compared to 3.8% at December 31, 2008.

Results of Operations

Management internally evaluates the operating performance and financial results of our portfolio based on Net Operating Income for the following segments of commercial real estate property: Office Properties and Industrial Properties. We define “Net Operating Income” as operating revenues (rental income, tenant reimbursements, and other property income) less operating expenses (property expenses, real estate taxes, provision for bad debts, and ground leases). The Net Operating Income segment information presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the same Net Operating Income segment information disclosed in Note 14 to our consolidated financial statements.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2009 and 2008.

	Year Ended December 31,		Dollar Change	Percentage Change
	2009	2008
	($ in thousands)
Net Operating Income, as defined
Office Properties	$178,247	$185,967	$(7,720)	(4.2)%
Industrial Properties	24,982	26,796	(1,814)	(6.8)

Total portfolio	203,229	212,763	(9,534)	(4.5)

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	203,229	212,763	(9,534)	(4.5)
Unallocated other income (loss):
Interest income and other net investment gains (losses)	1,300	(93)	1,393	1,497.8
Gain on early extinguishment of debt	4,909	—	4,909	100.0
Other unallocated expenses:
General and administrative expenses	39,938	38,260	1,678	4.4
Interest expense	46,119	45,346	773	1.7
Depreciation and amortization	87,627	83,215	4,412	5.3

Income from continuing operations	35,754	45,849	(10,095)	(22.0)
Income from discontinued operations	2,261	1,062	1,199	112.9

Net income	38,015	46,911	(8,896)	(19.0)
Net income attributable to noncontrolling common units of the Operating Partnership	(1,025)	(1,886)	861	45.7

Net income attributable to Kilroy Realty Corporation	36,990	45,025	(8,035)	(17.8)
Total preferred dividends and distributions	(15,196)	(15,196)	—	0.0

Net income available to common stockholders	$21,794	$29,829	$(8,035)	(26.9)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the years ended December 31, 2009 and 2008.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
Operating revenues:
Rental income	$220,393	$223,245	$(2,852)	(1.3)%	$199,825	$215,038	$(15,213)	(7.1)%
Tenant reimbursements	24,350	26,898	(2,548)	(9.5)	22,286	25,776	(3,490)	(13.5)
Other property income	2,328	5,923	(3,595)	(60.7)	2,286	5,922	(3,636)	(61.4)

Total	247,071	256,066	(8,995)	(3.5)	224,397	246,736	(22,339)	(9.1)

Property and related expenses:
Property expenses	45,970	45,437	533	1.2	43,561	44,727	(1,166)	(2.6)
Real estate taxes	21,181	19,169	2,012	10.5	18,571	18,334	237	1.3
Provision for bad debts	76	3,876	(3,800)	(98.0)	76	3,876	(3,800)	(98.0)
Ground leases	1,597	1,617	(20)	(1.2)	1,591	1,612	(21)	(1.3)

Total	68,824	70,099	(1,275)	(1.8)	63,799	68,549	(4,750)	(6.9)

Net Operating Income	$178,247	$185,967	$(7,720)	(4.2)%	$160,598	$178,187	$(17,589)	(9.9)%

(1)	Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2009.

Rental Income

Rental income from Office Properties decreased $2.9 million, or 1.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to:

•	A decrease of $15.2 million attributable to the Office Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2009 (the “Core Office Portfolio”) due to:

•	A decrease of $12.5 million primarily attributable to a 7.9% decrease in average occupancy from 91.9% for the year ended December 31, 2008 to 84.0% for the year ended December 31, 2009; and

•

A decrease of $2.7 million of noncash rental income primarily attributable to the acceleration of the amortization of the deferred revenue balance during the year ended December 31, 2008 related to tenant-funded tenant improvements associated with an early lease termination at one of our properties in San Diego (see Note 13 to our consolidated financial statements included with this report for additional information);

•

An offsetting increase of $11.6 million generated by one office development property that was added to the stabilized portfolio in the third quarter of 2008 and two office development properties that were added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Development Properties”); and

•

An offsetting increase of $0.7 million generated by one office redevelopment property that was added to the stabilized portfolio in the third quarter of 2008 and one office redevelopment project consisting of two buildings that was added to the stabilized portfolio in the fourth quarter of 2008 (collectively, the “Office Redevelopment Properties”).

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $2.5 million, or 9.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to:

•	A decrease of $3.5 million attributable to the Core Office Portfolio primarily due to a decrease in average occupancy, as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $1.0 million generated by the Office Development Properties and Office Redevelopment Properties.

Other Property Income

Other property income from Office Properties decreased $3.6 million, or 60.7%, for the year ended December 31, 2009 compared to the year ended December, 31 2008. Other property income for 2009 included a $1.4 million net lease termination fee related to a settlement with a former tenant. Other property income for 2008 included a $5.0 million net lease termination fee related to an early lease termination. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property Expenses

Property expenses from Office Properties increased $0.5 million, or 1.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to:

•	An increase of $1.3 million attributable to the Office Development Properties;

•	An increase of $0.4 million attributable to the Office Redevelopment Properties; and

•	An offsetting decrease of $1.2 million attributable to the Core Office Portfolio primarily due to:

•

A decrease of $2.4 million primarily attributable to a decrease in certain recurring operating expenses such as utilities, property management expenses, repairs and maintenance costs, and janitorial and other service-related costs primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income;” and

•	An offsetting increase of $1.0 million primarily due to nonreimbursable legal fees largely related to tenant defaults and costs associated with nonrecurring repairs at one of our San Diego properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $2.0 million, or 10.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the Office Development Properties and the Office Redevelopment Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties decreased $3.8 million, or 98.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to changes in our estimates of collectability of receivables from certain watchlist tenants. The provision for bad debts for the year ended December 31, 2008 included a $3.1 million charge for the deferred rent receivable related to an early termination at one of our properties in San Diego (see Note 13 to our consolidated financial statements included with this report for additional information).

Net Operating Income

Net Operating Income from Office Properties decreased $7.7 million, or 4.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to:

•	A decrease of $17.6 million attributable to the Core Office Portfolio primarily due to a decrease in average occupancy year over year; and

•	An offsetting increase of $9.9 million generated by the Office Development Properties and the Office Redevelopment Properties.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the year ended December 31, 2009 and 2008.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2009	2008	Dollar Change	Percentage Change	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$27,256	$28,275	$(1,019)	(3.6)%	$27,037	$28,119	$(1,082)	(3.8)%
Tenant reimbursements	3,725	4,088	(363)	(8.9)	3,725	4,088	(363)	(8.9)
Other property income	1,382	926	456	49.2	1,382	873	509	58.3

Total	32,363	33,289	(926)	(2.8)	32,144	33,080	(936)	(2.8)

Property and related expenses:
Property expenses	3,739	3,424	315	9.2	3,229	3,301	(72)	(2.2)
Real estate taxes	3,149	2,894	255	8.8	2,702	2,606	96	3.7
Provision for bad debts	493	175	318	181.7	493	175	318	181.7

Total	7,381	6,493	888	13.7	6,424	6,082	342	5.6

Net Operating Income	$24,982	$26,796	$(1,814)	(6.8)%	$25,720	$26,998	$(1,278)	(4.7)%

(1)	Industrial Properties owned and stabilized at January 1, 2008 which are still owned and stabilized as of December 31, 2009.

Rental Income

Rental income from Industrial Properties decreased $1.0 million, or 3.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a decrease in average occupancy for the Industrial Properties owned and stabilized at January 1, 2008 and still owned and stabilized as of December 31, 2009 (the “Core Industrial Portfolio”). Average occupancy for the Core Industrial Portfolio decreased 6.7% from 96.5% for the year ended December 31, 2008 to 89.8% for the year ended December 31, 2009.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties decreased $0.4 million, or 8.9%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the Core Industrial Portfolio primarily due to a decrease in average occupancy as discussed above under the caption “—Rental Income.”

Other Property Income

Other property income from Industrial Properties increased $0.5 million, or 49.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a $0.7 million net restoration fee received during the first quarter of 2009 from a tenant that vacated one of our Industrial Properties in Orange County. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Industrial Portfolio.

Property Expenses

Property expenses from Industrial Properties increased $0.3 million, or 9.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The results for the year ended December 31, 2008 included a $0.6 million credit recorded in June 2008 for insurance proceeds received in connection with a casualty loss at one property, which is in the process of being reentitled for residential use (the “Industrial Reentitlement Property”). Excluding the insurance proceeds credit, property expenses from Industrial Properties decreased approximately $0.3 million for the year ended December 31, 2009 compared to December 31, 2008.

Real Estate Taxes

Real estate taxes from Industrial Properties increased $0.3 million, or 8.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to one building that was moved from our stabilized portfolio to the redevelopment portfolio.

Provision for Bad Debts

The provision for bad debts from Industrial Properties increased $0.3 million, or 181.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to changes in our estimates of collectability of receivables from certain watchlist tenants.

Net Operating Income

Net Operating Income from Industrial Properties decreased $1.8 million, or 6.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to:

•	A decrease of $1.3 million attributable to the Core Industrial Portfolio primarily due to a decrease in average occupancy year over year; and

•	A decrease of $0.5 million attributable to our Industrial Reentitlement Property and one building that was moved from our stabilized portfolio to the redevelopment portfolio.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $1.7 million, or 4.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a $7.0 million charge for separation payments (see Note 13 to our consolidated financial statements included in this report for additional information), partially offset by a decrease in incentive compensation expense year over year and severance costs paid in 2008.

Interest Expense

The following table sets forth our gross interest expense, including debt discount and loan cost amortization, net of capitalized interest for the years ended December 31, 2009 and 2008.

	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$55,802	$63,478	$(7,676)	(12.1)%
Capitalized interest	(9,683)	(18,132)	8,449	(46.6)%

Interest expense	$46,119	$45,346	$773	1.7%

Gross interest expense, before the effect of capitalized interest, decreased $7.7 million, or 12.1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a decrease in our average debt balance during the year ended December 31, 2009 compared to the year ended December 31, 2008 and, to a lesser extent, a decrease in our weighted-average effective interest rate from approximately 5.4% during the year ended December 31, 2008 to approximately 5.2% during the year ended December 31, 2009.

Capitalized interest decreased $8.4 million, or 46.6%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to a decrease in our average development and redevelopment asset balances qualifying for interest capitalization during the year ended December 31, 2009 compared to the year ended December 31, 2008 and, to a lesser extent, a decrease in our weighted-average effective interest rate which caused a corresponding decrease in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. During the year ended December 31, 2009, we did not capitalize interest for certain development and redevelopment properties (see additional information under the caption “—Development and Redevelopment Programs”). We expect that average development asset balances qualifying for interest capitalization may continue to decrease over the next year as a result of a decrease in the level of our development activities.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.4 million, or 5.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the Office Development Properties and the Office Redevelopment Properties.

Interest Income and Other Investment Gains (Losses)

Total interest income and other investment gains (losses) increased approximately $1.4 million, or 1,497.8%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to an increase in the fair value of the marketable securities held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) during the year ended December 31, 2009.

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt was approximately $4.9 million for the year ended December 31, 2009 and represents the net gain from the repurchase of the 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million (see Note 4 to our consolidated financial statements included in this report for additional information).

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the years ended December 31, 2008 and 2007.

	Year Ended December 31,		Dollar Change	Percentage Change
	2008	2007
	($ in thousands)
Net Operating Income, as defined
Office Properties	$185,967	$168,575	$17,392	10.3%
Industrial Properties	26,796	24,475	2,321	9.5

Total portfolio	212,763	193,050	19,713	10.2

Reconciliation to Net Income Available to Common Stockholders:
Net Operating Income, as defined for reportable segments	212,763	193,050	19,713	10.2
Unallocated other income (loss):
Interest income and other net investment (losses) gains	(93)	1,606	(1,699)	(105.8)
Other unallocated expenses:
General and administrative expenses	38,260	36,580	1,680	4.6
Interest expense	45,346	40,762	4,584	11.2
Depreciation and amortization	83,215	72,754	10,461	14.4

Income from continuing operations	45,849	44,560	1,289	2.9
Income from discontinued operations	1,062	78,757	(77,695)	(98.7)

Net income	46,911	123,317	(76,406)	(62.0)
Net income attributable to noncontrolling common units of the Operating Partnership	(1,886)	(6,957)	5,071	72.9

Net income attributable to Kilroy Realty Corporation	45,025	116,360	(71,335)	(61.3)
Total preferred dividends and distributions	(15,196)	(15,196)	—	0.0

Net income available to common stockholders	$29,829	$101,164	$(71,335)	(70.5)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the year ended December 31, 2008 and 2007.

	Total Office Portfolio				Core Office Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$223,245	$202,601	$20,644	10.2%	$191,126	$190,715	$411	0.2%
Tenant reimbursements	26,898	21,804	5,094	23.4	21,879	20,068	1,811	9.0
Other property income	5,923	3,406	2,517	73.9	5,918	3,405	2,513	73.8

Total	256,066	227,811	28,255	12.4	218,923	214,188	4,735	2.2

Property and related expenses:
Property expenses	45,437	40,675	4,762	11.7	43,750	40,009	3,741	9.4
Real estate taxes	19,169	16,825	2,344	13.9	15,674	15,560	114	0.7
Provision for bad debts	3,876	154	3,722	2,416.9	3,876	154	3,722	2,416.9
Ground leases	1,617	1,582	35	2.2	1,612	1,576	36	2.3

Total	70,099	59,236	10,863	18.3	64,912	57,299	7,613	13.3

Net Operating Income	$185,967	$168,575	$17,392	10.3%	$154,011	$156,889	$(2,878)	(1.8)%

(1)	Office Properties owned and stabilized at January 1, 2007 and still owned and stabilized as of December 31, 2009.

Rental Income

Rental income from Office Properties increased $20.6 million, or 10.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to:

•

An increase of $18.4 million generated by the five office development properties that were added to the stabilized portfolio in the third quarter of 2007, the one office development property that was added to the stabilized portfolio in the third quarter of 2008, and one office development property that was added to the stabilized portfolio in the fourth quarter of 2008 (the “2008 Office Development Properties”);

•	An increase of $1.8 million generated by the Office Redevelopment Properties; and

•	An increase of $0.4 million generated by the Core Office Portfolio which was primarily due to:

•

An increase of $2.7 million of noncash revenue primarily attributable to the acceleration of the amortization of the deferred revenue balance during the year ended December 31, 2008 related to tenant-funded tenant improvements associated with an early lease termination at one of our properties in San Diego (see Note 13 to our consolidated financial statements included in this report for additional information); and

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

Tenant Reimbursements

Tenant reimbursements from Office Properties increased $5.1 million, or 23.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to:

•	An increase of $3.3 million generated by the 2008 Office Development Properties and the Office Redevelopment Properties; and

•	An increase of $1.8 million generated by the Core Office Portfolio due to an increase in reimbursable property expenses as discussed below under the caption “—Property Expenses.”

Other Property Income

Other property income from Office Properties increased $2.5 million, or 73.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily due to a net lease termination fee related to an early lease termination at one of our Office Properties in Los Angeles County, of which $5.0 million was recognized during the year ended December 31, 2008 (see Note 13 to our consolidated financial statements included in this report for additional information). During the year ended December 31, 2007, we recognized $2.8 million in net lease termination fees from two early lease terminations at two of our Office Properties in San Diego. Other property income for both periods consisted primarily of lease termination fees and other miscellaneous income within the Core Office Portfolio.

Property Expenses

Property expenses from Office Properties increased $4.8 million, or 11.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to:

•	An increase of $3.7 million generated by the Core Office Portfolio primarily due to:

•

A $1.8 million increase attributable to general increases in certain recurring operating costs such as utilities, property management expenses, repairs and maintenance costs, and janitorial and other service-related costs;

•	A $0.9 million increase due to nonreimbursable legal fees primarily related to tenant defaults; and

•	A $0.8 million increase due to costs associated with nonrecurring repairs at three of our properties in San Diego; and

•	An increase of $0.9 million attributable to the 2008 Office Development Properties and the Office Redevelopment Properties.

Real Estate Taxes

Real estate taxes from Office Properties increased $2.3 million, or 13.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the 2008 Office Development Properties and Office Redevelopment Properties.

Provision for Bad Debts

The provision for bad debts from Office Properties increased $3.7 million, or 2,416.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to changes in our estimates of collectability of receivables from certain watchlist tenants. The provision for bad debts for the year ended December 31, 2008 included a $3.1 million charge for the deferred rent receivable balance related to an early termination at one of our properties in San Diego (see Note 13 to our consolidated financial statements included with this report for additional information).

Net Operating Income

Net Operating Income from Office Properties increased $17.4 million, or 10.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to:

•	An increase of $18.2 million generated by the 2008 Office Development Properties;

•	An increase of $2.1 million generated by the Office Redevelopment Properties; and

•	An offsetting decrease of $2.9 million attributable to the Core Office Portfolio as discussed above.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the year ended December 31, 2008 and 2007.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2008	2007	Dollar Change	Percentage Change	2008	2007	Dollar Change	Percentage Change
	($ dollars in thousands)
Operating revenues:
Rental income	$28,275	$26,525	$1,750	6.6%	$28,119	$26,525	$1,594	6.0%
Tenant reimbursements	4,088	3,468	620	17.9	4,088	3,468	620	17.9
Other property income	926	72	854	1,186.1	873	72	801	1,112.5

Total	33,289	30,065	3,224	10.7	33,080	30,065	3,015	10.0

Property and related expenses:
Property expenses	3,424	2,601	823	31.6	3,301	2,294	1,007	43.9
Real estate taxes	2,894	2,670	224	8.4	2,606	2,523	83	3.3
Provision for bad debts	175	319	(144)	(45.1)	175	319	(144)	(45.1)

Total	6,493	5,590	903	16.2	6,082	5,136	946	18.4

Net Operating Income	$26,796	$24,475	$2,321	9.5%	$26,998	$24,929	$2,069	8.3%

(1)	Industrial Properties owned and stabilized at January 1, 2007 and still owned and stabilized as of December 31, 2009.

Rental Income

Rental income from Industrial Properties increased $1.8 million, or 6.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily attributable to an increase in rental rates in connection with new leases at two of our Orange County Industrial Properties and an increase in occupancy. Average occupancy in the Industrial Portfolio increased 0.7% to 93.0% for the year ended December 31, 2008 compared to 92.1% for the year ended December 31, 2007.

Tenant Reimbursements

Tenant reimbursements from Industrial Properties increased $0.6 million, or 17.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in tenant reimbursements was primarily attributable to three leases where our operating expense agreements were either new or restructured at two of our Orange County Industrial Properties and a slight increase in reimbursable operating expenses.

Other Property Income

Other property income from Industrial Properties increased $0.9 million, or 1,186.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to an increase in lease termination fees and other miscellaneous income within the industrial portfolio.

Property Expenses

Property expenses from Industrial Properties increased by $0.8 million, or 31.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to:

•	An increase of $1.0 million generated by the Core Industrial Portfolio primarily due to:

•

A one-time credit of $0.7 million during the year ended December 31, 2007 relating to a gain recognized for insurance proceeds received in excess of expenses incurred for one of our Industrial Properties that sustained damage due to a fire sprinkler rupture; and

•	An increase of $0.2 million in repairs and maintenance, other service-related costs, and legal fees primarily related to tenant defaults; and

•	An increase of $0.5 million generated by one industrial building that was moved from our stabilized portfolio to the redevelopment portfolio; and

•

An offsetting decrease of $0.7 million attributable to the Industrial Reentitlement Property primarily due to a one-time credit in 2008 for insurance proceeds received in connection with a theft, which was previously recognized as a reduction of property expenses when the loss occurred.

Provision for Bad Debts

The provision for bad debts from Industrial Properties decreased by $0.1 million, or 45.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to changes in our estimates of the collectibility of receivables from certain watchlist tenants.

Net Operating Income

Net Operating Income from Industrial Properties increased $2.3 million, or 9.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to an increase in occupancy in the Core Industrial Portfolio as discussed above.

Other Income and Expenses

General and Administrative Expense

General and administrative expenses increased $1.7 million, or 4.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to an increase in compensation-related expenses, including approximately $1.0 million of severance costs for the year ended December 31, 2008.

Interest Expense

The following table sets forth our gross interest expense, including debt discount and loan cost amortization, net of capitalized interest for the years ended December 31, 2008 and 2007.

	2008	2007	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$63,478	$60,278	$3,200	5.3%
Capitalized interest	(18,132)	(19,516)	1,384	(7.1)%

Interest expense	$45,346	$40,762	$4,584	11.2%

Gross interest expense, before the effect of capitalized interest, increased $3.2 million, or 5.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to an increase in our average debt balance due to our development activities during the period, offset by a decrease in our weighted-average interest rate from approximately 6.0% for the year ended December 31, 2007 to approximately 5.4% for the year ended December 31, 2008.

Capitalized interest decreased $1.4 million, or 7.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to a decrease in our weighted average interest rate, which caused a corresponding decrease in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. In addition, our average development and redevelopment asset balances qualifying for interest capitalization decreased since, in the third and fourth quarters of 2008, we determined that certain development properties did not continue to qualify for interest capitalization under GAAP.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $10.5 million, or 14.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to:

•	An increase of $6.3 million from the 2008 Office Development Properties;

•

An increase of $2.8 million from the Core Office Portfolio and Core Industrial Portfolio, which was due primarily to changes in the estimated useful lives for certain unamortized leasing commissions; and

•	An increase of $0.8 million from the Office Redevelopment Properties.

Interest Income and Other Investment Gains (Losses)

Total interest income and other investment gains (losses) decreased approximately $1.7 million, or 105.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to:

•	A decrease of $1.0 million in the fair value of the marketable securities held in connection with our Deferred Compensation Plan during the year ended December 31, 2008; and

•	A decrease of $0.5 million due to lower average cash balances and lower interest rates ended December 31, 2008 compared to the year ended December 31, 2007.

Liquidity and Capital Resources

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from the disposition of nonstrategic assets;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Operating and corporate expenses;

•	Capital expenditures, tenant improvement, and leasing costs;

•	Development and redevelopment costs;

•	Debt service and principal payment, including debt maturities;

•	Distributions to common and preferred stockholders and unitholders; and

•	Property or undeveloped land acquisitions.

General Strategy

Our general strategy is to maintain a conservative balance sheet and to seek to create a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for 2010, as discussed further below under the caption “—Liquidity Uses,” will be satisfied using cash flows generated from operating activities, availability under the Credit Facility (approximately $453 million as of December 31, 2009), and, depending on market conditions, proceeds from dispositions of nonstrategic assets. We believe our conservative leverage provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well positioned to refinance or repay maturing debt and to pursue attractive acquisition opportunities.

2009 Financing Activities

The following is a summary of our financing activities in 2009:

•

In April 2009, we extended the term of one of our fixed-rate mortgage notes payable that was scheduled to mature in April 2009 by one year. In connection with the extension, we repaid $10.0 million of the $74.8 million principal balance outstanding at March 31, 2009.

•

In the second quarter of 2009, our board of directors decreased our quarterly cash dividend to $0.35 per common share. This represented an approximately 40% reduction from our quarterly cash dividend of $0.58 per common share for stockholders of record for the prior quarter and is equivalent to an annual rate of $1.40 per share.

•

In June 2009, we completed an underwritten public offering of 10,062,500 shares of common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $191.7 million.

•	In November 2009, we issued $172.5 million in aggregate stated principal amount of the 4.25% Exchangeable Notes.

•	During the second half of 2009, we repurchased 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million for approximately $150.4 million in cash.

See Notes to our consolidated financial statements included in this report for additional information regarding these transactions.

Capitalization

As of December 31, 2009, our total debt as a percentage of total market capitalization was 39.0%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 46.8%, which was calculated based on our closing price per share of our common stock of $30.67 on December 31, 2009 as follows:

	Shares/Units at December 31, 2009	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$97,000	3.8%
3.25% Exchangeable Notes(1)		298,000	11.5
4.25% Exchangeable Notes(2)		172,500	6.7
Unsecured Senior Notes due 2010		61,000	2.4
Unsecured Senior Notes due 2014		83,000	3.2
Secured debt		294,574	11.4

Total debt		$1,006,074	39.0

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred Units(3)	1,500,000	$75,000	2.9
7.800% Series E Cumulative Redeemable Preferred Stock(4)	1,610,000	40,250	1.6
7.500% Series F Cumulative Redeemable Preferred Stock(4)	3,450,000	86,250	3.3
Common Units Outstanding(5)	1,723,131	52,848	2.0
Common Shares Outstanding(5)	43,148,762	1,323,373	51.2

Total equity and noncontrolling interests		1,577,721	61.0

Total Market Capitalization		$2,583,795	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $13.9 million as of December 31, 2009.

(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $20.1 million as of December 31, 2009

(3)	Value based on $50.00 per share liquidation preference.

(4)	Value based on $25.00 per share liquidation preference.

(5)	Value based on closing price per share of our common stock of $30.67 as of December 31, 2009.

Debt Composition

The composition of our aggregate debt balances between fixed- and variable-rate debt as of December 31, 2009 and 2008 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Secured vs. unsecured:
Unsecured(1)	70.7%	73.1%	3.8%	3.4%
Secured	29.3	26.9	5.7	5.9
Variable-rate vs. fixed-rate:
Variable-rate	13.0	24.5	1.1	2.1
Fixed-rate(1)	87.0	75.5	4.8	4.7
Total debt interest rate(1)			4.3	4.1
Total debt interest rate including loan costs(1)			4.8	4.4
GAAP Effective Rate(2)			5.9%	5.2%

(1)	Excludes the impact of the noncash debt discount on our Exchangeable Notes (see Notes 1 and 4 to our consolidated financial statements included in this report for additional information on the debt discount).

(2)	Represents the GAAP effective interest rate for total debt, which includes the impact of the amortization of the noncash debt discount related to the accounting for the Exchangeable Notes.

Credit Facility

As of December 31, 2009, we had borrowings of $97 million outstanding under our Credit Facility and a borrowing capacity of approximately $453 million. In addition to the current borrowing capacity, we may also elect to borrow, subject to bank group approval, up to an additional $100 million under an accordion feature. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio at the time of borrowing (1.11% and 2.12% as of December 31, 2009 and 2008, respectively). The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on our leverage ratio.

The Credit Facility is scheduled to expire in April 2010. We have notified the lenders that we intend to exercise the option to extend the maturity date of the Credit Facility by one year for a one time extension fee of 0.15% of the total $550 million Credit Facility. We have had preliminary discussions with lenders regarding a new line of credit. Based on these preliminary discussions, management believes it will be successful in securing a new line of credit, however, most likely with reduced borrowing capacity and at greater interest rate spreads due to current market conditions. The credit markets remain volatile, and there are no assurances that a replacement line of credit will be available at terms acceptable to us. If we are not successful in achieving the anticipated refinancing on favorable terms, there are options available to generate additional sources of liquidity, including equity offerings, dispositions of operating properties, joint venture investments, securing mortgages on assets currently unencumbered, modifying the nature and amount of dividends to be paid, and decreasing the amount of nonessential capital expenditures.

Debt Maturities

We had two secured loans, with a combined principal balance of $96.7 million as of December 31, 2009, that were scheduled to mature in April 2010. One of these loans, with a principal balance of $63.2 million, was repaid in January 2010 with funds from a new $71.0 million mortgage loan scheduled to mature in 2017. In addition, one of our unsecured senior notes, with a principal balance of $61.0 million, is scheduled to mature in August 2010. We are currently evaluating refinancing options and may use the borrowings under a new line of credit or our extended Credit Facility to repay the remaining principal amounts of the maturing loans.

Factors That May Influence Future Sources of Capital and Liquidity

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

Debt Covenants

Our Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Covenant	Covenant Level	Actual Performance at December 31, 2009
Total debt to total asset value(1)	< 60%	36%
Fixed charge coverage ratio	> 1.5X	2.4X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$1.8 billion
Dividend coverage ratio	< 95% of FFO	63% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	3.09X
Unencumbered asset pool debt service coverage(4)	≥ 2.0X	5.7X

(1)	In the event of an acquisition of one or more properties for $150 million or more, the total debt to total asset value may exceed 60% for up to two consecutive quarters but in no event exceed 65%, and the unsecured debt ratio may be less than 1.67X for up to two consecutive quarters but in no event be less than 1.54X.

(2)	This covenant level was calculated at $974 million as of December 31, 2009.

(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.

(4)	The unencumbered asset pool debt service coverage is calculated by dividing the unencumbered asset pool net operating cash flows by the unsecured debt service.

We were in compliance with all our debt covenants as of December 31, 2009. Our current expectation is that we will continue to meet requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow down and a continued crisis in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2009. The table indicates: (i) the maturities and scheduled principal repayments of our secured debt, Exchangeable Notes, unsecured senior notes, and Credit Facility; (ii) scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2009; and (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments as of December 31, 2009. Note that the table does not reflect our available debt maturity extension options.

	Payment Due by Period
	Less than 1 Year (2010)	1–3 Years (2011-2012)	3–5 Years (2013-2014)	More than 5 Years (After 2014)	Total
	(in thousands)
Principal payments—secured debt	$102,587	$177,602	$4,759	$9,626	$294,574
Principal payments—Exchangeable Notes(1)		298,000	172,500		470,500
Principal payments—unsecured senior notes	61,000		83,000		144,000
Principal payments—Credit Facility(2)	97,000				97,000
Interest payments—fixed-rate debt(3)	39,006	56,315	23,375	3,473	122,169
Interest payments—variable-rate debt(2)(4)	618				618
Ground lease obligations(5)	1,115	1,861	1,582	50,260	54,818
Lease and contractual commitments(6)	55,037				55,037
Separation payments(7)	5,650				5,650

Total	$362,013	$533,778	$285,216	$63,359	$1,244,366

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $34.1 million as of December 31, 2009.

(2)	These amounts do not reflect our option to extend the maturity of the Credit Facility by one year. We have notified the lenders that we intend to exercise the extension option.

(3)	As of December 31, 2009, 87.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates, interest payment dates, and scheduled maturity dates.

(4)	As of December 31, 2009, 13.0% of our debt bore interest at variable rates. The variable interest rate payments are based on LIBOR plus a spread that ranged from 0.75% to 0.85% as of December 31, 2009. The information in the table above reflects our projected interest rate obligations for these variable-rate payments based on outstanding principal balances as of December 31, 2009, the scheduled interest payment dates, projected LIBOR rates, and the contractual maturity dates.

(5)	We have noncancelable ground lease obligations for the Kilroy Airport Center in Long Beach, California with a lease period for Phases I, II, and III expiring in July 2084. See Note 11 to our consolidated financial statements included with this report.

(6)	Amounts represent commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements.

(7)	Represents the portion of the $7.0 million charge to be paid in 2010 related to separation payments. See Note 13 in our consolidated financial statements included in this report for additional information.

Potential Future Capital Requirements

Given the current economic conditions, the amounts we are required to spend on tenant improvements and leasing costs are expected to continue to increase in the near future from historical levels for us to be able to execute leases at current market terms, as evidenced in the table below. The amounts we ultimately incur for tenant improvements and leasing costs will depend on actual leasing activity. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type of property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain our properties.

The following tables set forth the capital expenditures, tenant improvements, and leasing costs, excluding tenant-funded tenant improvements, for renewed and retenanted space within our stabilized portfolio for each of the three years during the period ended December 31, 2009 on a per square foot basis.

	Year Ended December 31,
	2009	2008	2007
Office Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.86	$0.91	$0.82
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	221,229	180,696	405,868
Tenant improvements per square foot leased	$27.47	$24.21	$20.94
Leasing commissions per square foot leased	$9.64	$11.52	$10.99
Total per square foot	37.11	$35.73	$31.93
Renewal tenant square feet	680,977	349,009	658,276
Tenant improvements per square foot leased	$10.38	$5.74	$6.15
Leasing commissions per square foot leased	$8.00	$4.55	$3.63
Total per square foot	$18.38	$10.29	$9.77
Total per square foot per year	$4.18	$4.30	$2.88
Average remaining lease term (in years)	5.5	4.4	6.3

Industrial Properties:
Capital Expenditures:
Capital expenditures per square foot	$0.85	$0.28	$0.23
Tenant Improvement and Leasing Costs(1):
Replacement tenant square feet	$248,380	212,698	283,879
Tenant improvements per square foot leased	$2.54	$2.52	$3.08
Leasing commissions per square foot leased	$2.19	$2.31	$2.26
Total per square foot	$4.73	$4.83	$5.35
Renewal tenant square feet	545,143	728,363	243,823
Tenant improvements per square foot leased	$1.49	$2.55	$1.29
Leasing commissions per square foot leased	$3.02	$1.37	$0.64
Total per square foot	$4.50	$3.91	$1.94
Total per square foot per year	$0.74	$0.79	$0.82
Average remaining lease term (in years)	6.2	5.3	4.6

(1)	Includes only tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.

We currently project we could spend up to $20 million in capital improvements, tenant improvements, and leasing costs for properties within our stabilized portfolio in 2010, depending on leasing activity, in addition to the $55 million of commitments discussed under capital commitments.

As of December 31, 2009, we did not have any development or redevelopment projects under construction and have not committed to start construction on any development projects in 2010. Over the next two years, we are planning to redevelop certain properties that have been occupied by long-term tenants and require significant capital expenditures to upgrade and modernize the buildings. We currently project we could spend up to $10 million in 2010 on redevelopment activities. We are also focusing on enhancing the entitlements for our existing development land pipeline and the one property we are in the process of reentitling for residential use. We currently estimate we could spend approximately $4 million related to the entitlement processes and other development activities in 2010. Depending upon market conditions, we may have additional spending for our future development pipeline during 2010 and beyond.

We continually evaluate the size, timing, costs, and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the market conditions and the real estate fundamentals that exist in our strategic submarkets. See additional information under the caption “—Factors That May Influence Future Results of Operations—Development and Redevelopment Programs” and information regarding our sources of capital under the caption “—Liquidity and Capital Resources—Liquidity Sources” above.

Distribution Requirements

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis to maintain our qualification as a REIT for federal income tax purposes. For distributions with respect to taxable years ending on or before December 31, 2011, IRS guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of our common stock, if certain conditions are met. We intend to continue to make, but have not committed ourselves to make, regular quarterly cash distributions to common stockholders and common unitholders from cash flow from operating activities. All such distributions are at the discretion of the board of directors. We may be required to use borrowings under the Credit Facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We have historically distributed amounts in excess of our taxable income resulting in a return of capital to our stockholders and currently believe we have the ability to maintain our distributions at the 2009 levels to meet our REIT requirements for 2010. We consider market factors and our performance in addition to REIT requirements in determining our distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits. On January 15, 2010, we paid a regular quarterly cash dividend of $0.350 per common share to stockholders of record on December 31, 2009. This dividend is equivalent to an annual rate of $1.40 per share.

In addition, we are required to make quarterly distributions to our Series A Preferred unitholders and Series E and Series F Preferred stockholders, which in aggregate total approximately $15 million of annualized preferred dividends and distributions.

Other Potential Liquidity Uses

We continue to position ourselves to take advantage of attractive acquisition opportunities to expand our portfolio and, under the right conditions, may act on such opportunities.

We may seek to repurchase additional Exchangeable Notes depending on prevailing market conditions, our liquidity requirements, and other factors.

We have the ability to repurchase preferred stock in open market transactions. We may opt to repurchase the preferred stock in the future depending upon market conditions and our liquidity and financial position.

An aggregate of 988,025 common shares currently remain eligible for repurchase under a share-repurchase program approved by our board of directors. We did not repurchase shares of common stock under this program during the year ended December 31, 2009. We may opt to repurchase additional shares of our common stock in the future depending upon market conditions.

Historical Cash Flow Summary

Our historical cash flow activity for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is as follows:

	Year Ended December 31,
	2009	2008	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$124,965	$144,481	$(19,516)	(13.5)%
Net cash used in investing activities	(50,474)	(93,825)	43,351	(46.2)
Net cash used in financing activities	(74,161)	(52,835)	(21,326)	40.4

Operating Activities

Our cash flows from operations is primarily dependent on the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses, and other general and administrative costs. Our net cash provided by operating activities decreased by $19.5 million, or 13.5%, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily attributable to decreases in average occupancy and cash received for lease termination fees. In addition, we received less cash for tenant-funded tenant improvements during the period due to a decrease in our development activity. While our portfolio has historically generated positive cash flows, in the event of a continued economic slow-down, our occupancy rates or rental rates may decline further, which could result in a further decrease in net cash flows provided by operating activities. At December 31, 2009, our portfolio was 82.8% occupied. See additional information under the captions “Current Regional Information” and “—Rental Operations.”

Investing Activities

Our net cash used in investing activities is generally used to fund development and redevelopment projects and recurring and nonrecurring capital expenditures for our operating properties. Our net cash used in investing activities decreased $43.4 million, or 46.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This net decrease was primarily comprised of the following:

•

A decrease of $51.1 million in development expenditures. Given the current economic environment and market conditions, we currently expect that our development spending will continue to be lower in 2010 as compared to our historical development spending levels. See additional information under the caption “—Development and Redevelopment Programs;”

•	An increase of $4.9 million in net proceeds from the disposition of operating properties related to the sale of 12400 Industry Street in 2009; and

•

An offsetting increase of $10.6 million in capital expenditures for operating properties primarily due to capital expenditure projects at our Office Properties (see additional information under the caption “—Potential Future Capital Requirements”).

Financing Activities

Our net cash for financing activities is generally impacted by our capital raising activities net of dividends and distributions paid to common and preferred stockholders and unitholders. Net cash used in financing activities increased by $21.3 million, or 40.4%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. This overall net change in financing activities was primarily due to a decrease in development expenditures, which required us to borrow less from our Credit Facility during 2009. See additional information under the caption “—Liquidity and Capital Resources—2009 Financing Activities.”

Off-Balance Sheet Arrangements

As of December 31, 2009 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Net income available for common stockholders	$21,794	$29,829	$101,164	$72,256	$24,211
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,025	1,886	6,957	5,990	3,149
Depreciation and amortization of real estate assets	86,825	82,491	73,708	71,197	67,007
Net gain on dispositions of discontinued operations	(2,485)	(234)	(74,505)	(31,259)	(30,764)

Funds From Operations(1)	$107,159	$113,972	$107,324	$118,184	$63,603

(1)	Reported amounts are attributable to common stockholders and common unitholders.

The following table presents our weighted average common shares and common units outstanding for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Weighted average common shares outstanding	38,705,101	32,466,591	32,379,997	31,244,062	28,710,726
Weighted average common units outstanding	1,731,095	2,065,188	2,235,772	2,598,313	3,749,627
Effect of participating securities—nonvested shares and restricted stock units	785,582	372,444	312,552	154,079	168,117

Total basic weighted average shares / units outstanding	41,221,778	34,904,223	34,928,321	33,996,454	32,628,470
Effect of dilutive securities—stock options and contingently issuable shares	27,025	74,281	28,969	48,566	51,864

Total diluted weighted average shares / units outstanding	41,248,803	34,978,504	34,957,290	34,045,020	32,680,334

Inflation

Since the majority of our leases require tenants to pay most operating expenses, including real estate taxes, utilities, insurance, and increases in common area maintenance expenses, we do not believe our exposure to increases in costs and operating expenses resulting from inflation is material.

New Accounting Pronouncements

There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition and results of operations in future periods.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2009 and 2008, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2008 to December 31, 2009 is incorporated herein by reference from Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

As of December 31, 2009, approximately 13.0% of our total outstanding debt of $1.0 billion was subject to variable interest rates. The remaining 87.0% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

With the exception of the Exchangeable Notes, we generally determine the fair value of our fixed-rate debt by performing discounted cash flow analyses using an appropriate market rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analysis using an appropriate market interest rate for similar non-convertible conventional debt instruments. See Note 12 to our consolidated financial statements included in this report for additional information on the fair value of our financial instruments as of December 31, 2009 and 2008.

The total outstanding balance of our variable-rate debt, which includes our Credit Facility and one secured line of credit, was approximately $130.5 million and $287.5 million as of December 31, 2009 and 2008, respectively. The interest rates on our variable-rate debt are indexed to LIBOR plus spreads of 0.75% to 0.85% (weighted average interest rate was 1.1% and 2.1% as of December 31, 2009 and 2008, respectively). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2009, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.3 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2008, our projected annual interest expense, before the effect of capitalization, would have been $2.9 million higher. Our total variable-rate debt is currently scheduled to mature in April 2010. Our Credit Facility, which had a principal balance of $97.0 million as of December 31, 2009, has a one year extension option. We have notified the lenders that we intend to exercise this option and extend the maturity of the Credit Facility through April 2011. For additional information, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $841.5 million and $854.8 million as of December 31, 2009 and 2008, respectively. The total estimated fair value of our fixed-rate debt was approximately $842.1 million and $680.7 million as of December 31, 2009 and 2008, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $20.2 million, or 2.4%, as of December 31, 2009. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $16.8 million, or 2.5%, as of December 31, 2008.

The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt and Exchangeable Notes, beyond the amounts calculated.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15: Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in our reports under the 1934 Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2009.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting.

February 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kilroy Realty Corporation

Los Angeles, California

We have audited the internal control over financial reporting of Kilroy Realty Corporation (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009, of the Company and our report dated February 11, 2010, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting provisions.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 11, 2010

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2010.

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

(3)  Exhibits

Exhibit Number	Description
3.(i)1*	Kilroy Realty Corporation Articles of Restatement

3.(ii).1	Second Amended and Restated Bylaws of the Registrant(31)

3.(ii).2	Amendment No. 1 to Second Amended and Restated Bylaws(35)

4.1	Form of Certificate for Common Stock of the Registrant(1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

4.3	Registration Rights Agreement dated February 6, 1998(3)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004(2)

4.5	Registration Rights Agreement dated as of October 31, 1997(4)

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C(5)

4.7	Registration Rights Agreement dated as of October 6, 2000(6)

4.8

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.9

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement(7)

Exhibit Number	Description
4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010(7)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014(7)

4.12†	Kilroy Realty 2006 Incentive Award Plan(24)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan(26)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan(30)

4.15†	Third Amendment to Kilroy Realty 2006 Incentive Award Plan(35)

4.16†	Form of Restricted Stock Award Agreement(25)

4.17

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(28)

4.18	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc.(28)

4.19

Indenture, dated as of November 20, 2009, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.25% Exchangeable Senior Notes due 2014 and the form of related guarantee(39)

4.20	Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated(39)

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004(2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004(8)

10.3	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008(34)

10.4	Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P.(36)

10.5	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein(1)

10.6	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.7	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

10.8†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)

10.9	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)

10.10	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)

10.11	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

Exhibit Number	Description
10.12

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(10)

10.13	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)

10.14	First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.15	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.16	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)

10.17	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.18	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)

10.19	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)

10.20	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(11)

10.21	Form of Environmental Indemnity Agreement(11)

10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(12)

10.23	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(12)

10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.26	License Agreement by and among the Registrant and the other persons named therein(12)

10.27	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(13)

10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P.(13)

10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates(14)

10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(14)

10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)

10.32

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P.(15)

10.33

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)

Exhibit Number	Description
10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)

10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)

10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P.(14)

10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners(16)

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997(16)

10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997(16)

10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997 (16)

10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997(16)

10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997(16)

10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997(16)

10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997(16)

10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997(16)

10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997(16)

10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(17)

10.48

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(18)

10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997(19)

10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002(20)

10.51	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America(21)

Exhibit Number	Description
10.52	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004(22)

10.53	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004(22)

10.54	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated June 30, 2005(38)

10.55	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006(23)

10.56	Amendment No. 3 to Fourth Amended and Restated Credit Agreement(37)

10.57†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007(27)

10.58†	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008(40)

10.59†	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2009(40)

10.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007(27)

10.61†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2009(40)

10.62†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007(27)

10.63†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2009(40)

10.64	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(28)

10.65	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (28)

10.66	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(28)

10.67	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(29)

10.68	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(29)

10.69	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(29)

10.70†	Kilroy Realty Corporation 2007 Deferred Compensation Plan(32)

10.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007(32)

10.72†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of December 31, 2009(40)

10.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007(32)

10.74†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009(40)

Exhibit Number	Description
10.75†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007(32)

10.76†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009(40)

10.77†	Kilroy Realty Corporation Stock Award Deferral Program(33)

10.78	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center(9)

10.79	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(9)

10.80	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(9)

10.81	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee(9)

10.82	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center(9)

10.83	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee(9)

10.84	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (9)

10.85	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)

10.86	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (39)

10.87	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)

10.88	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A. (39)

10.89†*	Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors

10.90†*	Separation Agreement and Release dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation

10.91*

Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(4)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(5)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(6)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(7)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(9)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(10)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(11)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(12)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(14)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(16)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(19)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(20)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.

(23)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(24)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(25)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(26)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.

(27)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(28)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(29)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

(30)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(31)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(32)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(33)	Previously filed as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

(34)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 2008.

(35)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(36)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2009.

(37)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2009.

(38)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2005.

(39)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 25, 2009.

(40)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2010.

KILROY REALTY CORPORATION

By:	/S/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Kilroy Realty Corporation, hereby severally constitute John B. Kilroy, Sr., John B. Kilroy, Jr., Jeffrey C. Hawken, Tyler H. Rose and Heidi R. Roth, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Kilroy Realty Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JOHN B. KILROY, SR. John B. Kilroy, Sr.	Chairman of the Board	February 11, 2010

/S/ JOHN B. KILROY, JR. John B. Kilroy, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2010

/S/ TYLER H. ROSE Tyler H. Rose	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2010

/S/ HEIDI R. ROTH Heidi R. Roth	Senior Vice President and Controller (Principal Accounting Officer)	February 11, 2010

/S/ EDWARD F. BRENNAN, PH.D. Edward F. Brennan, Ph.D.	Director	February 11, 2010

/S/ WILLIAM P. DICKEY William P. Dickey	Director	February 11, 2010

/S/ SCOTT S. INGRAHAM Scott S. Ingraham	Director	February 11, 2010

/S/ DALE F. KINSELLA Dale F. Kinsella	Director	February 11, 2010

KILROY REALTY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND 2008

AND FOR THE THREE YEARS ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kilroy Realty Corporation

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, on January 1, 2009, the Company adopted new accounting provisions with respect to exchangeable debt instruments and noncontrolling interests and retrospectively adjusted all periods presented in the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010, expressed an unqualified opinion on the Company’s internal controls over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 11, 2010

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
REAL ESTATE ASSETS (Note 15):
Land and improvements	$335,932	$336,874
Buildings and improvements	1,920,543	1,889,833
Undeveloped land and construction in progress	263,608	248,889

Total real estate held for investment	2,520,083	2,475,596
Accumulated depreciation and amortization	(605,976)	(532,769)

Total real estate assets, net	1,914,107	1,942,827

CASH AND CASH EQUIVALENTS	9,883	9,553
RESTRICTED CASH	2,059	672
MARKETABLE SECURITIES (Notes 9 and 12)	3,452	1,888
CURRENT RECEIVABLES, NET (Note 2)	3,236	5,753
DEFERRED RENT RECEIVABLES, NET (Note 2)	74,392	67,144
NOTE RECEIVABLE	10,679	10,824
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET (Note 3)	51,832	53,539
DEFERRED FINANCING COSTS, NET (Note 2)	8,334	5,883
PREPAID EXPENSES AND OTHER ASSETS, NET	6,307	4,835

TOTAL ASSETS	$2,084,281	$2,102,918

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt (Note 4)	$294,574	$316,456
Exchangeable senior notes, net (Note 4)	436,442	429,892
Unsecured senior notes (Note 4)	144,000	144,000
Unsecured line of credit (Note 4)	97,000	252,000
Accounts payable, accrued expenses and other liabilities (Note 9)	52,533	55,066
Accrued distributions (Note 7)	17,136	21,421
Deferred revenue and acquisition-related liabilities (Note 5)	66,890	76,219
Rents received in advance and tenant security deposits	18,230	19,340

Total liabilities	1,126,805	1,314,394

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST (Note 6):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY (Notes 6 and 7):
Stockholders’ Equity:
Preferred Stock, $.01 par value, 30,000,000 shares authorized,
7.45% Series A cumulative redeemable preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 43,148,762 and 33,086,148 shares issued and outstanding, respectively	431	331
Additional paid-in capital	913,657	700,122
Distributions in excess of earnings	(180,722)	(137,052)

Total stockholders’ equity	854,948	684,983

Noncontrolling Interest:
Common units of the Operating Partnership	28,890	29,903

Total equity	883,838	714,886

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$2,084,281	$2,102,918

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Rental income	$247,649	$251,520	$229,126
Tenant reimbursements	28,075	30,986	25,272
Other property income (Note 13)	3,710	6,849	3,478

Total revenues	279,434	289,355	257,876

EXPENSES:
Property expenses	49,709	48,861	43,276
Real estate taxes	24,330	22,063	19,495
Provision for bad debts	569	4,051	473
Ground leases (Note 11)	1,597	1,617	1,582
General and administrative expenses (Note 13)	39,938	38,260	36,580
Interest expense (Notes 2 and 4)	46,119	45,346	40,762
Depreciation and amortization (Notes 2 and 3)	87,627	83,215	72,754

Total expenses	249,889	243,413	214,922

OTHER INCOME (LOSS):
Interest income and other investment gains (losses) (Note 12)	1,300	(93)	1,606
Gain on early extinguishment of debt (Notes 2 and 4)	4,909	—	—

Total other income (loss)	6,209	(93)	1,606

INCOME FROM CONTINUING OPERATIONS	35,754	45,849	44,560

DISCONTINUED OPERATIONS (Note 15)
Revenues from discontinued operations	—	812	10,908
Expenses from discontinued operations	(224)	16	(6,656)
Net gain on dispositions of discontinued operations	2,485	234	74,505

Total income from discontinued operations	2,261	1,062	78,757

NET INCOME	38,015	46,911	123,317
Net income attributable to noncontrolling common units of the Operating Partnership	(1,025)	(1,886)	(6,957)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	36,990	45,025	116,360

PREFERRED DIVIDENDS AND DISTRIBUTIONS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(5,588)	(5,588)	(5,588)
Preferred dividends	(9,608)	(9,608)	(9,608)

Total preferred dividends and distributions	(15,196)	(15,196)	(15,196)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$21,794	$29,829	$101,164

Income from continuing operations available to common stockholders per common share—basic (Notes 16 and 19)	$0.47	$0.88	$0.82

Income from continuing operations available to common stockholders per common share—diluted (Notes 16 and 19)	$0.47	$0.88	$0.82

Net income available to common stockholders per share—basic (Notes 16 and 19)	$0.53	$0.91	$3.09

Net income available to common stockholders per share—diluted (Notes 16 and 19)	$0.53	$0.91	$3.09

Weighted average common shares outstanding—basic (Note 16)	38,705,101	32,466,591	32,379,997

Weighted average common shares outstanding—diluted (Note 16)	38,732,126	32,540,872	32,408,966

Dividends declared per common share (Note 17)	$1.63	$2.32	$2.22

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share data)

	Preferred Stock	Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interest – Common Units of the Operating Partnership	Total Equity
		Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AT DECEMBER 31, 2006	$121,582	32,398,881	$324	$671,484	$(119,094)	$674,296	39,628	713,924
Net income					116,360	116,360	6,957	123,317
Repurchase of common stock		(32,515)		(2,631)		(2,631)		(2,631)
Issuance of share-based compensation awards		269,323	2	2,968		2,970		2,970
Noncash amortization of share-based compensation				12,567		12,567		12,567
Exercise of stock options		1,000		29		29		29
Equity component of 3.25% Exchangeable Notes (Note 2)				38,692		38,692		38,692
Cost of capped call options on common stock (Note 4)				(29,050)		(29,050)		(29,050)
Exchange of common units of the Operating Partnership (Note 7)		129,204	2	2,052		2,054	(2,054)	—
Adjustment for noncontrolling interest (Note 2)				(959)		(959)	959	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($2.22 per share/unit)					(72,632)	(72,632)	(4,956)	(77,588)

BALANCE AT DECEMBER 31, 2007	121,582	32,765,893	328	695,152	(90,562)	726,500	40,534	767,034
Net income					45,025	45,025	1,886	46,911
Repurchase of common stock (Note 7)		(300,586)	(3)	(14,795)		(14,798)		(14,798)
Issuance of share-based compensation awards		184,245	2	2,165		2,167		2,167
Noncash amortization of share-based compensation				9,630		9,630		9,630
Exercise of stock options		1,000		21		21		21
Exchange of common units of the Operating Partnership (Note 7)		435,596	4	7,157		7,161	(7,161)	—
Adjustment for noncontrolling interest (Note 2)				792		792	(792)	—
Preferred dividends and distributions					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($2.32 per share/unit)					(76,319)	(76,319)	(4,564)	(80,883)

BALANCE AT DECEMBER 31, 2008	121,582	33,086,148	331	700,122	(137,052)	684,983	29,903	714,886
Net income					36,990	36,990	1,025	38,015
Issuance of common stock (Note 7)		10,062,500	100	191,572		191,672		191,672
Repurchase of common stock		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards		55,998		7,753		7,753		7,753
Noncash amortization of share-based compensation (Note 8)				12,338		12,338		12,338
Equity component of 4.25% Exchangeable Notes (Notes 2 and 4)				19,835		19,835		19,835
Cost of capped call options on common stock (Note 4)				(12,127)		(12,127)		(12,127)
Repurchase of 3.25% Exchangeable Notes equity component (Note 4)				(2,323)		(2,323)		(2,323)
Exchange of common units of the Operating Partnership (Note 7)		30,598		516		516	(516)	—
Adjustment for noncontrolling interest (Note 2)				(1,304)		(1,304)	1,304	—
Preferred distributions and dividends					(15,196)	(15,196)		(15,196)
Dividends declared per common share and common unit ($1.63 per share/unit)					(65,464)	(65,464)	(2,826)	(68,290)

BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,015	$46,911	$123,317
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	86,825	82,491	73,708
Increase in provision for uncollectible tenant receivables	906	675	173
(Decrease) increase in provision for uncollectible deferred rent receivables	(337)	3,376	300
Depreciation of furniture, fixtures and equipment	827	784	840
Noncash amortization of share-based compensation awards	12,253	15,185	15,137
Noncash amortization of deferred financing costs and exchangeable debt discounts	10,171	8,146	6,155
Noncash amortization of above/below market rents	(359)	(633)	(1,831)
Net gain on dispositions of discontinued operations (Note 15)	(2,485)	(234)	(74,505)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements (Note 5)	(9,757)	(11,310)	(4,328)
Gain on early extinguishment of debt (Note 4)	(4,909)
Other		(634)	(259)
Changes in assets and liabilities:
Marketable securities (Notes 9 and 12)	(1,564)	(1,181)	(707)
Current receivables	1,611	(1,537)	726
Deferred rent receivables	(6,911)	(3,237)	(7,126)
Deferred leasing costs	(1,013)	(16)	(1,620)
Prepaid expenses and other assets	(897)	(628)	(752)
Accounts payable, accrued expenses and other liabilities	4,374	(836)	9,895
Deferred revenue	(675)	6,252	7,048
Rents received in advance and tenant security deposits	(1,110)	907	1,329

Net cash provided by operating activities	124,965	144,481	147,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for operating properties	(35,532)	(24,980)	(38,043)
Expenditures for development and redevelopment properties and undeveloped land	(18,633)	(69,774)	(191,862)
Acquisitions of redevelopment properties and undeveloped land			(157,005)
Net proceeds received from dispositions of operating properties (Note 15)	4,933	275	89,992
Proceeds received from completion of Section 1031 Exchange			43,794
Proceeds from termination of profit participation agreement (Note 15)			4,848
Insurance proceeds received for property casualty loss		634	141
Increase in restricted cash	(1,387)	(126)	(52)
Decrease in escrow deposits			3,000
Receipt of principal payments on note receivable	145	146	126
Proceeds from sales of marketable securities			259

Net cash used in investing activities	(50,474)	(93,825)	(244,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of exchangeable senior notes (Note 4)	172,500		455,400
Cost of capped call options on common stock (Note 4)	(12,127)		(29,050)
Repurchase of exchangeable senior notes (Note 4)	(150,390)
Borrowings on unsecured line of credit	142,000	163,500	246,000
Repayments on unsecured line of credit	(297,000)	(22,500)	(411,000)
Principal payments on secured debt	(21,766)	(82,932)	(63,286)
Financing costs	(9,325)	(857)	(6,591)
Net proceeds from issuance of common stock (Note 7)	191,672
Repurchase of common stock (Note 7)	(2,725)	(14,798)	(2,631)
Proceeds from exercise of stock options		21	29
Dividends and distributions paid to common stockholders and common unitholders	(71,804)	(80,073)	(76,589)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(15,196)	(15,196)	(15,196)

Net cash (used in) provided by financing activities	(74,161)	(52,835)	97,086

Net increase (decrease) in cash and cash equivalents	330	(2,179)	(216)
Cash and cash equivalents, beginning of year	9,553	11,732	11,948

Cash and cash equivalents, end of year	$9,883	$9,553	$11,732

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $7,381, $14,804 and $16,760 as of December 31, 2009, 2008 and 2007, respectively	$36,808	$37,638	$32,504

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$11,222	$8,055	$11,398

Tenant improvements funded directly by tenants to third-parties (Note 5)	$1,480	$22,749	$33,079

Noncash receipt of marketable securities in connection with a lease termination			$259

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 7)	$15,705	$20,211	$19,400

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders (Notes 6 and 7)	$1,909	$1,909	$1,909

Issuance of share-based compensation awards (Note 8)	$18,001	$10,059	$23,632

Exchange of common units of the Operating Partnership into shares of the Company’s common stock (Note 7)	$516	$7,161	$2,054

Accrual of public facility bond obligation (Note 4)		$3,476

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Years Ended December 31, 2009

1.	Organization and Ownership

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops, and acquires office and industrial real estate located in Southern California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2009, the Company’s stabilized portfolio of operating properties was comprised of 93 office buildings (the “Office Properties”) and 41 industrial buildings (the “Industrial Properties”), which encompassed an aggregate of approximately 8.7 million and 3.7 million rentable square feet, respectively. As of December 31, 2009, the Office Properties were approximately 80.6% leased to 286 tenants, and the Industrial Properties were approximately 88.2% leased to 58 tenants. All of the Company’s properties are located in Southern California.

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties under construction, “lease-up” properties, and one industrial property that the Company is in the process of reentitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. During the year ended December 31, 2009, the Company added one development property, which encompasses approximately 51,000 rentable square feet of new medical office space, to the Company’s stabilized portfolio since one year had passed since cessation of major construction activities. During the year ended December 31, 2008, the Company added three development properties and two redevelopment properties, which in aggregate encompass approximately 560,000 rentable square feet of new office space, to the Company’s stabilized portfolio.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 96.2% and 95.0% general partnership interest as of December 31, 2009 and 2008, respectively. The remaining 3.8% and 5.0% common limited partnership interest in the Operating Partnership as of December 31, 2009 and 2008, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 6). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (the “FASB Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States of America. The FASB Codification reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure. Certain SEC guidance is also included in the FASB Codification and follows a similar topical structure in separate SEC sections. Any technical references contained in the accompanying interim financial statements have been updated to correspond to the new FASB Codification references.

Significant Accounting Policies:

Operating Properties

Operating properties are generally carried at historical cost less accumulated depreciation. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the renovation and betterment of the operating properties are capitalized to the Company’s investment in that property. Maintenance and repairs are charged to expense as incurred.

When evaluating properties to be held and used for potential impairment, the Company first evaluates whether there are any indicators of impairment for any of the Company’s properties. If any impairment indicators are present for a specific property, the Company then performs an undiscounted cash flow analysis and compares the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, the Company then performs an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. The Company’s impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. The Company would recognize an impairment loss if the asset’s net carrying amount exceeds the asset’s estimated fair value. If the Company were to recognize an impairment loss, the estimated fair value of the asset would become its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. The Company did not record any impairment losses during the years ended December 31, 2009, 2008, and 2007.

Development and Redevelopment Properties

All costs clearly associated with the acquisition, development, and construction of a development or redevelopment property are capitalized as project costs. In addition, the following costs are capitalized as project costs during periods in which activities necessary to get the property ready for its intended use are in progress: pre-construction costs essential to the development of the property, interest, real estate taxes, insurance, and internal compensation and administrative costs that are clearly related to the Company’s development or redevelopment activities.

The Company ceases capitalization on a development or redevelopment property either when the property has reached 95% occupancy, one year after cessation of major construction activities, or if activities necessary to get the property ready for its intended use have been suspended. For development or redevelopment properties with extended lease-up periods, the Company ceases capitalization and begins depreciation on the portion of the development or redevelopment property for which the Company has commenced revenue recognition.

Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the costs capitalized to construction in progress are transferred to land and improvements,

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

buildings and improvements, and deferred leasing costs on the Company’s consolidated balance sheets as the historical cost of the property.

Depreciation and Amortization of Buildings and Improvements

The cost of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements, including discontinued operations, for the three years ended December 31, 2009, 2008, and 2007 was $74.0 million, $68.8 million, and $61.1 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years	(1)

(1)	Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Acquisitions

The Company records undeveloped land acquisitions at the purchase price paid and capitalizes the associated acquisition costs.

Effective January 1, 2009, the Company adopted new accounting provisions pertaining to operating property acquisitions. These new provisions, which the Company adopted on a prospective basis, did not impact the Company’s consolidated financial statements for the periods presented since the Company did not acquire any operating properties during the year ended December 31, 2009. The impact of the new provisions on future periods will ultimately depend on acquisition activity, but could be material in periods of increasing acquisition activity due to the new requirements to expense acquisition costs as incurred.

In accordance with the new provisions, the Company records the acquired assets and assumed liabilities of operating property acquisitions completed after January 1, 2009 at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, unamortized leasing commissions, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any.

The fair value of buildings and improvements, tenant improvements, and unamortized leasing commissions are based on current market replacement costs and other relevant market rate information. The fair value of land is derived from comparable sales of land within the same region.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets in the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining noncancelable term of the applicable leases.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates over the remaining term of the lease. The amounts recorded for above-market or

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

below-market leases are included in other assets or acquisition-related liabilities in the balance sheet and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining noncancelable term of the applicable leases.

Discontinued Operations and Properties Held for Sale

The revenues, expenses, and net gain on dispositions of operating properties and the revenues and expenses on properties classified as held for sale are reported in the consolidated statements of operations as discontinued operations for all periods presented through the date of the applicable disposition. The net gain (loss) on disposition is included in the period the property is sold. In determining whether the income (loss) and net gain (loss) on dispositions of operating properties is reported as discontinued operations, the Company evaluates whether it has any significant continuing involvement in the operations, leasing, or management of the sold property. If the Company were to determine that there was any significant continuing involvement, the income (loss) and net gain (loss) on dispositions of the operating property would not be recorded in discontinued operations.

A property is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer, and the probable sale or transfer of the asset within one year. At such time, the Company presents the applicable assets and liabilities related to the property held for sale, if material, separately on the balance sheet and ceases to record depreciation and amortization expense. Properties held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. The Company did not have any properties classified as held for sale as of December 31, 2009 or 2008.

Revenue Recognition

The Company recognizes revenue from rent, tenant reimbursements, parking, and other revenue sources once all of the following criteria are met:

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectability of the amount is reasonably assured.

Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the term of the related lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether the Company or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that the Company is the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that the Company is not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

When management concludes that the Company is the owner of tenant improvements for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition,

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that the Company is the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized as additional rental income over the term of the related lease.

When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records the Company’s contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, are recognized as revenue in the period the expenses are incurred. Tenant reimbursements are recognized and recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and has credit risk.

Other Property Income

Other property income primarily includes amounts recorded in connection with lease terminations. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Other property income also includes miscellaneous income from tenants, such as fees related to the restoration of leased premises to their original condition and fees for late rental payments.

Allowances for Uncollectible Tenant and Deferred Rent Receivables

As of December 31, 2009 and 2008, current receivables were carried net of an allowance for uncollectible amounts of $3.1 million and $4.0 million, respectively, and deferred rent receivables were carried net of an allowance for uncollectible accounts of $6.4 million and $7.3 million, respectively. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of individual receivables, current economic conditions, historical loss experience, and other relevant factors. The allowances are increased or decreased through the provision for bad debts.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, including cash reserves for capital expenditures, tenant improvements, and property taxes.

Marketable Securities

Marketable securities reported in the Company’s consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan”) (see Note 9). The marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period, with the corresponding gains and losses recorded in interest income and other investment gains (losses).

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and also include certain internal payroll costs, which are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. Management reevaluates the remaining useful lives of leasing costs as the creditworthiness of the Company’s tenants and economic and market conditions change. If management determines that the estimated remaining life of a lease has changed, the Company adjusts the amortization period.

Deferred Financing Costs

Costs incurred in connection with debt financings are recorded as deferred financing costs. Deferred financing costs are generally amortized using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. As of December 31, 2009 and 2008, deferred financing costs were reported net of accumulated amortization of $9.7 million and $7.7 million, respectively.

Exchangeable Debt Instruments

Effective January 1, 2009, the Company adopted new accounting provisions with respect to exchangeable debt instruments. This new guidance requires the initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, to be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer’s conventional debt borrowing rate at the date of issuance. These new provisions were applied retrospectively to the Company’s financial statements to the April 2007 issuance date of the 3.25% Exchangeable Senior Notes (the “3.25% Exchangeable Notes”). The Company recorded the liability component of the 3.25% Exchangeable Notes at an initial fair value of $416.2 million and the equity component, net of issuance costs, at $38.7 million. The effect of the new guidance on the Company’s consolidated financial statements for all periods presented is shown in Note 19.

The Company calculates the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at a comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense is capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on the Company’s consolidated balance sheets.

The Company calculates the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on the Company’s consolidated balance sheets. The Company allocates issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, the Company also adopted new accounting provisions, which provide additional guidance when evaluating whether a financial instrument or embedded feature is indexed to an entity’s own stock. The Company applied this new guidance to the 3.25% Exchangeable Notes and 4.25% Exchangeable Senior Notes (the “4.25% Exchangeable Notes” and, together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) and the related capped call option transactions and determined there was no impact to the Company’s consolidated financial statements.

Noncontrolling Interests

Noncontrolling interests represent the issued and outstanding 1,500,000 Series A Preferred Units of the Operating Partnership (“Series A Preferred Units”) and common limited partnership interests in the Operating Partnership not held by the Company (“noncontrolling common units”).

Effective January 1, 2009, the Company adopted new accounting provisions with respect to noncontrolling interests. This new guidance requires that amounts formerly reported as minority interests be reported as noncontrolling interests on the Company’s consolidated financial statements. In connection with the issuance of this guidance, certain revisions were also made to related SEC guidance that clarified that noncontrolling interests with redemption provisions outside of the control of the issuer and noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer are subject to further evaluation to determine appropriate balance sheet classification and measurement. The presentation provisions were applied retrospectively to the Company’s consolidated financial statements, and the effect of the new guidance on the presentation and classification within the Company’s consolidated financial statements is shown in Note 19.

The Company’s Series A Preferred Units are presented in the temporary equity section of the consolidated balance sheets after total liabilities and before equity and reported at redemption value, less issuance costs, given that the Series A Preferred Units contain a right of redemption at the option of the holders in the event of certain corporate events (see Note 6).

Common units are presented in the equity section of the consolidated balance sheets and reported at their proportionate share of the net assets of the Operating Partnership. The new accounting provisions require that noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common shares at the option of the issuer be further evaluated to determine whether equity or temporary equity classification on the balance sheet is appropriate. Since the common units contain such a provision, the Company evaluated this guidance and determined that the common units qualify for equity presentation.

Net income attributable to noncontrolling common units is allocated based on their relative ownership percentage of the Operating Partnership during the reported period. The noncontrolling interest ownership percentage is determined by dividing the number of noncontrolling common units by the total number of common units outstanding. The issuance or redemption of additional shares of common stock or common units results in changes to the noncontrolling interest percentage as well as the total net assets of the Company. As a result, all equity transactions result in an allocation between equity and the noncontrolling interest in the Company’s consolidated balance sheets and statements of equity to account for the changes in the noncontrolling interest ownership percentage as well as the change in total net assets of the Company.

Equity Offering Costs

Underwriting commissions and offering costs incurred in connection with equity offerings are reflected as a reduction of additional paid-in capital.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain on Early Extinguishment of Debt

Gain on early extinguishment of debt represents the gain recorded in connection with the repurchase of a portion of the outstanding 3.25% Exchangeable Notes (see Note 4). The Company calculates the gain on early extinguishment of debt as the difference on the repurchase date between the estimated fair value of the liability component and the net carrying amount of the repurchased exchangeable debt. Deferred financing costs are written off against the gain on early extinguishment of debt in proportion to the exchangeable debt repurchased.

Share-based Incentive Compensation Accounting

For share-based awards in which the performance period precedes the grant date, the Company recognizes compensation cost over the requisite service period, which includes both the performance and service vesting periods, using the accelerated attribution expense method. The requisite service period begins on the date the Executive Compensation Committee authorizes the award and adopts any relevant performance measures. During the performance period for a share-based award program, the Company estimates the total compensation cost of the potential future awards. The Company then records compensation cost equal to the portion of the requisite service period that has elapsed through the end of the reporting period. For programs with performance-based measures, the total estimated compensation cost is based on management’s most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on management’s latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date.

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

In accordance with the provisions of the Company’s share-based incentive compensation plans, the Company accepts the return of shares of its common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Basic and Diluted Net Income Available to Common Stockholders per Share

Basic net income (loss) available to common stockholders per share is computed by dividing net income (loss) available for common stockholders, after the allocation of income to participating securities, by the weighted-average number of vested common shares outstanding for the period. Diluted net income (loss) available to common stockholders per share is computed by dividing net income (loss) available for common stockholders, after the allocation of income to participating securities, by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income (loss) available to common stockholders per share. The common units are not reflected in the diluted net income (loss) available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 16). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The dilutive effect of the Company’s outstanding nonvested shares of common stock (“nonvested shares”) and restricted stock units (“RSUs”) that have not yet been granted but are contingently issuable under the Company’s share-based compensation programs is reflected in the Company’s calculation of weighted average diluted outstanding shares by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options and Exchangeable Notes are reflected in the Company’s calculation of weighted average diluted outstanding shares by application of the treasury stock method.

Effective January 1, 2009, the Company adopted new accounting provisions which require that nonvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents, such as nonvested shares and RSUs, be included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. Prior to the adoption of this guidance, the impact of nonvested shares and RSUs were included only in the computation of diluted net income available to common stockholders per share by reflecting them in the Company’s calculation of weighted average shares outstanding by application of the treasury stock method. The new accounting provisions were applied retrospectively to the Company’s calculation of net income available to common stockholders per share for all periods presented, and the effect of the new provisions on the Company’s consolidated financial statements is shown in Note 19. The Company believes that the adoption of the new provisions will not have a material impact to the Company’s computations for net income available to common stockholders per share in the future based upon the share-based compensation programs currently in place.

Fair Value Measurements

The Company adopted the following new accounting provisions with respect to fair value during 2009 and 2008:

•	Effective January 1, 2008: new framework for fair value measurements and disclosure for its financial instruments;

•	Effective January 1, 2008: new provisions that permit entities to choose to measure many financial instruments and certain other items at fair value;

•

Effective January 1, 2009: new framework for fair value measurements and disclosure for all its nonfinancial assets and nonfinancial liabilities, including those reported at fair value on a nonrecurring basis;

•	Effective April 1, 2009: new provisions providing additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales; and

•	Effective January 1, 2009: new provisions pertaining to the fair value for assets or liabilities arising from contingencies in business combinations and property acquisitions.

The adoption of these provisions, each of which were applied on a prospective basis, did not have a material effect to the Company’s financial statements. With respect to the fair value option for financial instruments, the Company elected not to apply the fair value option for any of its eligible financial instruments or other items.

The Company determines the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. The following is the fair value hierarchy:

•	Level 1—quoted prices for identical instruments in active markets;

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the Company’s financial assets and liabilities are disclosed in Note 12 to the Company’s consolidated financial statements. The only financial instruments recorded at fair value on a recurring basis in the Company’s consolidated financial statements are the marketable securities. The Company determines the fair value for the marketable securities using quoted prices in active markets for identical assets. The remaining financial instruments, which are only disclosed at fair value, are comprised of secured debt, unsecured senior notes, unsecured line of credit (the “Credit Facility”), Exchangeable Notes, and the note receivable.

The Company determines the fair value of its secured debt, unsecured senior notes, and Credit Facility by performing discounted cash flow analyses using an appropriate market discount rate for similar types of instruments. The Company determines the fair value of the liability component of its Exchangeable Notes by performing discounted cash flow analyses using an appropriate market interest rate for similar non-convertible conventional debt instruments. The Company determines the market rates by obtaining period-end treasury rates for fixed-rate debt, or period-end LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt and then adding an appropriate credit spread derived from information obtained from third-party financial institutions. These market credit spreads take into account factors including, but not limited to, the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

The Company estimates the fair value of the note receivable by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument. Carrying amounts of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximate fair value due to their short-term maturities.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. For distributions with respect to taxable years ending on or before December 31, 2011, IRS guidance allows REITs to satisfy up to 90% of this requirement through the distribution of shares of common stock, if certain conditions are met. The Company generally will not be subject to federal income taxes if it distributes 100% of its taxable income for each year to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income taxes and excise taxes on its undistributed taxable income. The Company believes that it has met all of the REIT distribution and technical requirements for the years ended December 31, 2009, 2008, and 2007, and it was not subject to any federal income taxes (see Note 17). Management intends to continue to adhere to these requirements and maintain the Company’s REIT status.

In addition, any taxable income from the Company’s taxable REIT subsidiary, which was formed in August 2002, is subject to federal, state, and local income taxes. For each of the years ended December 31, 2009, 2008, and 2007, the taxable REIT subsidiary had less than $30,000 of taxable income.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

The Company includes favorable tax positions in the calculation of tax liabilities if it is more likely than not that the Company’s adopted tax position will prevail if challenged by tax authorities.

As a result of the Company’s REIT status, the Company is able to claim a dividends-paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual taxable income, which results in the Company’s taxable income being passed through to its stockholders. Since this dividends-paid deduction has historically exceeded the Company’s taxable income, the Company has historically had significant return of capital to its stockholders. In order for the Company to be required to record any unrecognized tax benefits or additional tax liabilities, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

The Company evaluated the potential impact of identified uncertain tax positions for all tax years still subject to potential audit under state and federal income tax law and concluded that its return of capital would not be materially affected for any of the years still subject to potential audit. As of December 31, 2009, the years still subject to audit are 2005 through 2009. The Company concluded that it did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2009 and 2008.

Subsequent Events

In 2009, the Company adopted new accounting provisions, which establish principles and requirements for evaluating and reporting subsequent events and distinguish which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. These new provisions also require disclosure of the date through which subsequent events are evaluated by management (see Note 20). These provisions did not have an impact to the Company’s financial statements since the Company’s existing accounting policies were consistent with the requirements of the new provisions.

Concentration of Credit Risk

All of the Company’s operating and development properties are located in Southern California. The ability of the tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which the tenants operate.

As of December 31, 2009, the Company’s 15 largest tenants represented approximately 48.6% of total annualized base rental revenues. As of December 31, 2009, Intuit Inc. (“Intuit”) was the Company’s largest tenant and accounted for approximately 6.7% of the Company’s total annualized base rental revenue.

The Company has cash in financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.25 million per institution. As of December 31, 2009 and 2008, the Company had cash accounts in excess of FDIC insured limits.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Deferred Leasing Costs and Acquisition-related Intangibles, Net

Deferred leasing costs and acquisition-related intangibles, net are summarized as follows at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Deferred leasing costs	$97,330	$98,016
Accumulated amortization	(45,854)	(45,265)

Subtotal	51,476	52,751

Value of in-place leases	5,832	5,832
Accumulated amortization	(5,476)	(5,044)

Subtotal	356	788

Deferred leasing costs and acquisition-related intangibles, net	$51,832	$53,539

For the years ended December 31, 2009, 2008, and 2007, $0.4 million, $0.8 million, and $2.1 million, respectively, was recorded as depreciation and amortization expense related to the value of in-place leases. The weighted average amortization period for the value of in-place leases was approximately three years as of December 31, 2009.

4.	Debt

Secured Debt

The following table sets forth the composition of the Company’s secured debt as of December 31, 2009 and 2008:

Type of Debt	Fixed / Floating Rate	Annual Interest Rate		Maturity Date		2009	2008
						(in thousands)
Mortgage note payable	Fixed	5.57%		August 2012		$74,497	$75,867
Mortgage note payable	Fixed	6.70%		December 2011		71,433	72,792
Mortgage note payable(1)	Fixed	7.20%		April 2010		63,170	75,475
Line of credit	LIBOR + 0.75%	1.00	%(2)	April 2010		33,500	35,500
Mortgage note payable	Fixed	4.95%		August 2012		31,094	31,716
Mortgage note payable	Fixed	7.15%		May 2017		17,043	18,726
Public facility bonds(3)	Fixed	Various	(3)	Various	(3)	3,321	3,476
Mortgage note payable	Fixed	8.13%		November 2014	(4)	516	2,904

Total						$294,574	$316,456

(1)	During January 2010, the Company used a portion of the proceeds of a new $71.0 million mortgage loan to repay the remaining principal balance of the $63.2 million mortgage note payable scheduled to mature in April 2010 (see Note 20).

(2)	The variable interest rate stated as of December 31, 2009 is based on LIBOR at the last repricing date in 2009. This repricing rate may not be equal to LIBOR as of December 31, 2009.

(3)	The public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels, were issued in February 2008 by the City of Carlsbad. The Bonds have annual maturities from September 1, 2010 through September 1, 2038, with interest rates ranging from 4.00% to 6.20%. Principal and interest payments for the Bonds will be charged to the Company through the assessment of special property taxes.

(4)	Under the terms of the loan agreement, the Company has made early principal payments on this loan without penalty. Based on the scheduled contractual monthly payments as of December 31, 2009, the Company will repay the entire principal balance in 2010.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s secured debt was collateralized by 47 operating properties as of December 31, 2009 with a combined net book value of $397 million and 47 operating properties at December 31, 2008 with a combined net book value of $403 million.

As of December 31, 2009, seven of the Company’s eight secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable and the secured line of credit are secured by deeds of trust on certain of the Company’s properties and the assignment of certain rents and leases associated with those properties. The Bonds are secured by property tax payments.

Exchangeable Senior Notes

The following table summarizes the balance and significant terms of the Company’s Exchangeable Notes outstanding as of December 31, 2009 and 2008:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	2009	2008	2009
	(in thousands)
Principal amount	$298,000	$460,000	$172,500
Unamortized discount	(13,937)	(30,108)	(20,121)

Net carrying amount of liability component	$284,063	$429,892	$152,379

Carrying amount of equity component	$36,369	$38,692	$ 19,835

Issuance Date	April 2007		November 2009
Maturity date	April 2012		November 2014
Stated coupon rate	3.25%(1)		4.25%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	3,386,353		4,800,796

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.

(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.

(3)	The rate at which the Company records interest expense, which represents the Company’s conventional debt borrowing rate at the date of issuance (see Note 2).

(4)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in the Company’s common dividends.

The Exchangeable Notes are exchangeable for shares of the Company’s common stock prior to maturity only upon the occurrence of certain events as follows: (i) during any calendar quarter, if the closing sale price per share of the common stock of the Company is more than 130% of the exchange price per share of the Company’s common stock for at least 20 trading days in a specified period, (ii) during the five consecutive trading-day period following any five consecutive trading days in which the trading price per $1,000 principal amount of the Exchangeable Notes was less than 98% of the product of the closing sale price per share of the Company’s common stock multiplied by the applicable exchange rate, (iii) if the Exchangeable Notes have been called for

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption, (iv) upon the occurrence of specified corporate transactions, (v) if the Company’s common stock ceases to be listed or approved for quotation for 30 consecutive trading days, or (vi) on or after November 15, 2011 or on or after August 15, 2014 for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively.

Upon exchange, the holders of the Exchangeable Notes will receive (i) cash up to the principal amount of the Exchangeable Notes and (ii) to the extent the exchange value exceeds the principal amount of the Exchangeable Notes, shares of the Company’s common stock. At any time prior to November 15, 2011 or August 15, 2014 for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Exchangeable Notes, to settle all of the future exchange obligations of the Exchangeable Notes in shares of common stock. Any shares of common stock delivered for settlement will be based on a daily exchange value calculated on a proportionate basis for each day of a 50 trading-day observation period or a 30 trading-day observation period for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes, respectively. The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price of the then outstanding Exchangeable Notes as of both December 31, 2009 and 2008 and, thus, the exchange option was out-of-the-money at these dates.

The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates noted above, before the effect of capitalized interest, for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Contractual interest payments	$14,848	$14,950	$11,122
Amortization of discount	8,485	8,145	5,522

Interest expense attributable to Exchangeable Notes	$23,333	$23,095	$16,644

Exchangeable Note Repurchases

During the year ended December 31, 2009, the Company repurchased 3.25% Exchangeable Notes with an aggregate stated principal amount of $162.0 million for approximately $150.4 million in cash using borrowings from the Credit Facility and proceeds from the issuance of the 4.25% Exchangeable Notes. The Company recorded a net gain on early extinguishment of debt of approximately $4.9 million and charged approximately $2.3 million, which represented the amount of the cash repurchase proceeds allocated to the equity component, to additional paid-in capital.

Capped Call Transactions

In connection with the offerings of the Exchangeable Notes, the Operating Partnership entered into capped call option transactions to mitigate the dilutive impact on the Company of the potential conversion of the Exchangeable Notes. The capped calls, as amended, are separate transactions entered into by the Company with the relevant financial institutions, are not part of the terms of the Exchangeable Notes, and do not affect the holders’ rights under the Exchangeable Notes. The strike prices of the capped calls, which are subject to customary anti-dilution adjustments, correspond to the exchange prices of the applicable Exchangeable Notes.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had outstanding capped calls that referenced a total of 2,257,569 of the Company’s common stock related to the 3.25% Exchangeable Notes, which mitigate the dilutive impact on the Company of the potential conversion of two-thirds of the 3.25% Exchangeable Notes into shares of the common stock as if the exchange price were increased from $88.00 to $102.72. The Company’s two-thirds position is due to the bankruptcy of Lehman Brothers OTC Derivatives Inc. (“Lehman”) in October 2008. In connection with the bankruptcy filing, Lehman defaulted on its one-third of the capped calls related to the 3.25% Exchangeable Notes. In the fourth quarter of 2008, the Company early terminated its capped calls with Lehman in accordance with the capped call agreement and sent a demand letter requesting payment of the required termination fee. It is unknown what amount of funds, if any, will be available to satisfy claims with respect to the Lehman bankruptcy, including the termination payment owed to the Company. In addition, in connection with the Company’s repurchase of $162.0 million of aggregate stated principal of the 3.25% Exchangeable Notes in 2009, the Company terminated capped calls in proportion to the debt repurchased.

As of December 31, 2009, the Company also had outstanding capped calls that referenced a total of 4,800,796 shares of the Company’s common stock related to the 4.25% Exchangeable Notes, which mitigate the dilutive impact on the Company of the potential conversion of all of the 4.25% Exchangeable Notes into shares as if the exchange price were increased from $35.93 to $42.81.

The capped calls are expected to terminate upon the earlier of the maturity date of the related Exchangeable Notes or upon the date upon which the Exchangeable Notes are no longer outstanding due to exchange or to repurchase by the Company. The cost of the capped calls for the 3.25% Exchangeable Notes and 4.25% Exchangeable Notes of approximately $29.1 million and $12.1 million, respectively, was recorded as a reduction to additional paid-in-capital on the Company’s consolidated balance sheet.

Unsecured Senior Notes

As of December 31, 2009 and 2008, the Company had two series of unsecured senior notes with an aggregate principal balance of $144.0 million. The Series A notes have an aggregate principal balance of $61.0 million and mature in August 2010. The Series B notes have an aggregate principal balance of $83.0 million and mature in August 2014. The Series A and Series B notes require semi-annual interest payments each February and August based on a fixed annual interest rate of 5.72% and 6.45%, respectively.

Unsecured Line of Credit

The Company has a $550 million Credit Facility under which the Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature. As of December 31, 2009, the Company had borrowings of $97 million outstanding under the Credit Facility and borrowing capacity of approximately $453 million. The Credit Facility matures in April 2010 and includes a feature to extend the maturity for one year, at the Company’s option, for a one time extension fee of 0.15% of the total $550 million Credit Facility. The Company has notified the lenders that it intends to exercise the extension option. The Credit Facility bears interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio at the time of borrowing (1.11% and 2.12% as of December 31, 2009 and 2008, respectively). The fee for unused funds under the Credit Facility ranges from an annual rate of 0.15% to 0.20% depending on the Company’s leverage ratio. The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, including to finance development and redevelopment expenditures, to fund potential acquisitions, and to potentially repay long-term debt.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, a minimum consolidated tangible net worth, and a minimum unsecured debt ratio. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants as of December 31, 2009 and 2008.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled amortization payments, excluding debt discounts, as of December 31, 2009:

Year Ending	(in thousands)
2010	$260,587	(1)
2011	74,192
2012	401,410
2013	2,296
2014	257,963
Thereafter	9,626

Total	$1,006,074	(2)

(1)	The maturity date does not reflect the Company’s option to extend the maturity of the Credit Facility by one year. The Company has notified the lenders that it intends to exercise the extension option.

(2)	Includes the full principal balance of the Exchangeable Notes. On the Company’s consolidated balance sheet as of December 31, 2009, the Exchangeable Notes are presented net of unamortized discounts of approximately $34.1 million.

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense, including debt discount and loan cost amortization, net of capitalized interest for the years ended December 31, 2009, 2008, and 2007. The capitalized amounts are a cost of development and increase the carrying value of undeveloped land and construction in progress.

	2009	2008	2007
	(in thousands)
Gross interest expense	$55,802	$63,478	$60,278
Capitalized interest	(9,683)	(18,132)	(19,516)

Interest expense	$46,119	$45,346	$40,762

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Deferred Revenue and Acquisition-related Liabilities

Deferred revenue and acquisition-related liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$64,804	$72,610
Other deferred revenue	1,323	2,468
Acquisition-related liabilities—below-market leases	763	1,141

Total	$66,890	$76,219

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2009 and 2008, the Company recorded an additional $2.0 million and $28.1 million, respectively, of deferred revenue related to tenant-funded tenant improvements. The $28.1 million added during the year ended December 31, 2008 primarily represents the cost of tenant improvements paid for or reimbursed by the tenant in connection with four significant leases in development and redevelopment properties. As of December 31, 2009, the deferred revenue related to these tenant-funded tenant improvements was being amortized as additional rental income over the term of the related leases.

During the years ended December 31, 2009, 2008, and 2007, $9.8 million, $11.3 million, and $4.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2009 for the next five years and thereafter:

Year	(in thousands)
2010	$8,925
2011	8,463
2012	7,802
2013	7,339
2014	6,636
Thereafter	25,639

Total	$64,804

Acquisition-related Intangibles—Below/Above Market Leases

Net amortization related to below/above market leases of $0.4 million, $0.6 million, and $1.8 million was recorded as an increase in rental income for the years ended December 31, 2009, 2008, and 2007, respectively. The weighted average amortization period for the Company’s below market leases was approximately three years as of December 31, 2009.

6.	Noncontrolling Interests

Preferred Unitholders

As of both December 31, 2009 and 2008, the Company had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redemption value of $50.00 per unit. There were no changes in this noncontrolling interest during the years ended December 31, 2009, 2008, and 2007. The Series A Preferred Units have a right of redemption at the option of the holders in the event of certain change of control events, certain repurchases of the Company’s publicly registered equity securities, an involuntary delisting of the Company’s common stock from the NYSE, or a loss of the Company’s REIT status.

Distributions on the Series A Preferred Units accrue at an annual rate of 7.45%. The Series A Preferred Units, which may be called by the Operating Partnership at a price equal to the liquidation value, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the majority of the holders for shares of the Company’s 7.45% Series A Cumulative Redeemable Preferred stock (“Series A Preferred Stock”) under certain circumstances:

(i) if distributions on the series have not been timely made for any six prior quarters, or the Operating Partnership is likely to become a publicly traded partnership for federal income tax purposes;

(ii) if the Series A Preferred Units would not be considered “stock and securities” for federal income tax purposes; and

(iii) at any time following September 30, 2015.

In addition, the Series A Preferred Units may also be exchanged for shares of Series A Preferred Stock if either the Operating Partnership or the initial holder of the Series A Preferred Units believe, based upon the opinion of counsel, that the character of Operating Partnership’s assets and income would not allow it to qualify as a REIT if it were a corporation. In lieu of exchanging Series A Preferred Units for Series A Preferred Stock, the Company may elect to redeem all or a portion of the Series A Preferred Units for cash in an amount equal to $50.00 per unit plus accrued and unpaid distributions. The Series A Preferred Units may only be exchanged in whole, but not in part, and each exchange is subject to the REIT ownership limits contained in the Company’s charter.

The Company makes quarterly distributions to the preferred unitholders each February, May, August, and November. As of December 31, 2009 and 2008, the accrued distribution payable to holders of Series A Preferred Units, which is included in Series A Preferred Units noncontrolling interest on the balance sheet, was $0.7 million.

Common Units of the Operating Partnership

The Company owned a 96.2% and 95.0% common general partnership interest in the Operating Partnership as of December 31, 2009 and 2008, respectively. The remaining 3.8% and 5.0% common limited partnership interest as of December 31, 2009 and 2008, respectively, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of noncontrolling common units. There were 1,723,131 and 1,753,729 noncontrolling common units outstanding as of December 31, 2009 and 2008, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. The Company, at its option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common units was $53.6 million and $56.9 million as of December 31, 2009 and 2008, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each noncontrolling common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

7.	Stockholders’ Equity

Issuance of Common Stock

In June 2009, the Company completed an underwritten public offering of 10,062,500 shares of its common stock. The net offering proceeds, after deducting underwriting discounts, commissions, and offering expenses, were approximately $191.7 million. The Company used the net proceeds from the offering to repay a portion of the borrowings under the Credit Facility and for other general corporate purposes.

Preferred Stock

As of December 31, 2009 and 2008, the Company had 1,610,000 shares of its 7.80% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 3,450,000 shares of its 7.50% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) issued and outstanding. The Series E Preferred Stock and the Series F Preferred Stock each have a liquidation preference of $25.00 per share and may be redeemed at the option of the Company. Dividends on both the Series E Preferred Stock and Series F Preferred Stock are cumulative and are payable quarterly in arrears on the 15th day of each February, May, August, and November. Neither the Series E Preferred Stock nor the Series F Preferred Stock has a stated maturity and neither is subject to mandatory redemption or any sinking fund.

Share Repurchases

An aggregate of 988,025 shares currently remain eligible for repurchase under a share-repurchase program approved by the Company’s board of directors in prior periods. The Company did not repurchase shares of common stock under this program during the year ended December 31, 2009. During the year ended December 31, 2008, the Company repurchased 239,475 shares of its common stock in open market transactions for an aggregate price of approximately $11.5 million or $48.23 per share.

Exchange of Noncontrolling Common Units

During the years ended December 31, 2009, 2008, and 2007, 30,598, 435,596, and 129,204 noncontrolling common units were redeemed for shares of the Company’s common stock on a one-for-one basis, respectively. Neither the Company nor the Operating Partnership received any proceeds from the issuance of the common stock to the noncontrolling common unitholders.

Dividend Reinvestment and Direct Purchase Plan

The Company has a Dividend Reinvestment and Direct Purchase Plan (the “DRIP Plan”) designed to provide the Company’s stockholders and other investors with a convenient and economical method to purchase shares of the Company’s common stock. The DRIP Plan provides existing common stockholders and other investors the opportunity to purchase additional shares of the Company’s common stock by reinvesting cash dividends or making optional cash purchases within specified parameters. The DRIP Plan acquires shares of the

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock from either new issuances directly from the Company, from the open market, or from privately negotiated transactions. As of December 31, 2009, no shares had been acquired under the DRIP Plan from new issuances.

Accrued Dividends and Distributions

Accrued dividends and distributions as of December 31, 2009 and 2008 consisted of the following amounts payable to registered common stockholders of record holding 43,148,762 and 33,086,148 shares of common stock (including nonvested shares), respectively, common unitholders holding 1,723,131 and 1,753,729 noncontrolling common units, respectively, RSU holders holding 631,331 and 7,688 RSUs, respectively, and registered preferred stockholders of 5,060,000 shares of preferred stock for each year:

	December 31,
	2009	2008
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$15,102	$19,190
Common unitholders of the Operating Partnership	603	1,017
RSU holders(1)	221	4

Total accrued dividends and distribution to common stockholders and unitholders	15,926	20,211
Preferred stockholders	1,210	1,210

Total accrued dividends and distributions	$17,136	$21,421

(1)	The amount includes the value of the dividend equivalents that will be paid with additional fully-vested RSUs (see Note 8).

8.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

The Company establishes share-based incentive compensation plans for the purpose of attracting and retaining officers, key employees, and non-employee board members. As of December 31, 2009, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”), which was adopted by the Company’s board of directors and approved by the Company’s stockholders. The Executive Compensation Committee, which is comprised of four independent directors, may grant the following share-based awards as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, RSUs, profits interest units, performance bonus awards, performance-based awards, and other incentive awards to eligible individuals.

In May 2009, the Company’s stockholders approved an amendment to the 2006 Plan. The amendment increased the number of shares of common stock authorized under the 2006 Plan by 1,595,000 shares. It also made certain changes regarding how awards are counted against the number of shares available for issuance under the 2006 Plan. As of December 31, 2009, 2,020,020 shares remained available for grant under the 2006 Plan. Under the weighted share counting provisions contained in the 2006 Plan, the maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 602,991.

All of the Company’s outstanding share-based awards issued prior to 2007 were issued under the 1997 Stock Option and Incentive Plan (the “1997 Plan”), which was terminated by the Company’s board of directors

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in September 2006. Any awards outstanding upon the termination of the 1997 Plan remain outstanding and in effect in accordance with the terms of such plan and the applicable award agreement.

Stock Award Deferral Program

The Company has a Stock Award Deferral Program (the “RSU Program”) under the 2006 Plan, which has been effective since the fourth quarter of 2007. Under the RSU Program, participants may defer receipt of awards of nonvested shares that may be granted by electing to receive an equivalent number of RSUs in lieu of nonvested shares. Each RSU represents the right to receive one share of the Company’s common stock in the future and is subject to the same vesting conditions that would have applied if the award had been issued in nonvested shares. RSUs carry with them the right to receive dividend equivalents such that participants receive additional, fully-vested RSUs equal to the value of the dividend paid on the shares underlying participant’s RSUs. Shares issued in settlement of vested RSUs will be distributed in a single lump sum distribution upon on the earlier of the date specified by the participant when the election is made, which must be at least two years after the start of the year in which the underlying award was earned, or upon other certain events as defined under the RSU program.

Share-Based Compensation Programs

The Executive Compensation Committee has historically awarded nonvested shares and RSUs under the following share-based compensation programs. These share-based awards were valued based on the quoted closing share price of the Company’s common stock on the NYSE on the grant date. Dividends are paid on all outstanding shares whether vested or nonvested and are not returnable to the Company if the underlying shares ultimately do not vest.

Executive Officer Share-Based Compensation Programs

The Executive Compensation Committee has annually approved compensation programs that include the potential issuance of share-based awards to the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer (“the Executive Officers”) as part of their annual and long-term incentive compensation. Historically, the number of nonvested shares or nonvested RSUs issued has been contingent upon certain corporate performance and market conditions. The share-based awards are generally issued in the first quarter after the end of the performance period, which is the same as the Company’s fiscal year end. The share-based awards generally have a service vesting period, which has historically ranged from one to three years, depending on the type of award.

Key Employee Share-Based Compensation Program

The Executive Compensation Committee has historically awarded nonvested shares or nonvested RSUs to other key employees on an annual basis as part of their long-term incentive compensation. The share-based awards are generally issued in the first quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which has historically ranged from two to five years.

Non-employee Board Members Share-Based Compensation Program

The Executive Compensation Committee awards nonvested shares or nonvested RSUs to non-employee board members on an annual basis as part of the board members’ annual compensation and to newly elected board members in accordance with the Company’s board of directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which has historically ranged from one to two years.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Nonvested Shares

A summary of the status of the Company’s nonvested shares as of January 1, 2009 and changes during the year ended December 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	223,166	$66.33
Granted(1)	4,958	20.17
Vested	(139,651)	69.31

Nonvested as of December 31, 2009	88,473	$59.05

(1)	This summary does not include the 51,040 shares of common stock awarded under the development completion component of the 2007 development performance program as the shares were fully-vested upon issuance.

During the years ended December 31, 2009, 2008, and 2007, the Company issued 4,958, 184,245, and 269,323 nonvested shares, respectively. The weighted-average grant-date fair value per share for nonvested shares granted during the years ended December 31, 2009, 2008, and 2007 was $20.17, $52.38, and $87.75, respectively.

The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $4.1 million, $7.5 million, and $12.0 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting.

Summary of RSUs

A summary of the status of the Company’s RSUs as of January 1, 2009 and changes during the year ended December 31, 2009 is presented below:

	Nonvested RSUs
	Amount	Weighted-Average Grant Date Fair Value	Vested RSUs	Total RSUs
Outstanding at January 1, 2009	7,468	$53.58	220	7,688
Granted	589,805	26.71	—	589,805
Vested	(327,979)	27.24	327,979	—
Issuance of dividend equivalents(1)	—	—	33,838	33,838

Outstanding as of December 31, 2009	269,294	$26.81	362,037	631,331

(1)	RSUs issued as dividend equivalents are vested upon issuance.

During the years ended December 31, 2009 and 2008, the Company issued 589,805 and 7,468 nonvested RSUs, respectively. The weighted-average grant-date fair value per share for nonvested RSUs granted during the years ended December 31, 2009 and 2008 was $26.71 and $53.58, respectively. There were no RSUs issued during the year ended December 31, 2007.

The total fair value of the RSUs that vested during the year ended December 31, 2009, excluding the vested RSUs issued as dividend equivalents, was $10.0 million, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting. There were no RSUs that vested during the years ended December 31, 2008 and 2007.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $13.3 million, $16.3 million, and $16.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Of the total share-based compensation cost, $1.1 million, $1.1 million, and $0.9 million was capitalized as part of real estate assets for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, there was approximately $7.7 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2009.

9.    Employee Benefit Plans

401(k) Plan

The Company has a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Employees of the Company are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to fifty cents for each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by the Company. For each of the years ended December 31, 2009, 2008, and 2007, the Company contributed $0.5 million to the 401(k) Plan.

Deferred Compensation Plan

In 2007, the Company adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. Eligible management employees (“Participants”) will receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. The Company’s board of directors may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts.

At the time Participants defer compensation or earn mandatory Company contributions, or at the time the Company obligates itself to make a discretionary contribution to the Deferred Compensation Plan, the Company records compensation cost and a corresponding liability, which is included in accounts payable, accrued expenses, and other liabilities on the Company’s consolidated balance sheets. This liability is adjusted to fair value at the end of each accounting period based on the performance of the benchmark funds selected by each Participant, and the impact of adjusting the liability to fair value is recorded as an increase or decrease to compensation cost. For each of the years ended December 31, 2009 and 2007, the Company recorded approximately $0.4 million of total compensation cost in connection with the Deferred Compensation Plan due to the increase in fair value of the benchmark funds. For the year ended December 31, 2008, the Company recorded a net reduction in total compensation cost of approximately $1.0 million in connection with the Deferred Compensation Plan due to the decline in fair value of the benchmark funds.

As of December 31, 2009 and 2008, the Company’s liability under the Deferred Compensation Plan of $3.4 million and $1.8 million, respectively, was fully funded. The Company holds the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. Assets held by the rabbi trust are reported on the Company’s consolidated

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets in marketable securities and were reported as of December 31, 2009 and 2008 at their fair value of $3.5 million and $1.9 million, respectively (see Note 12).

10.    Future Minimum Rent

The Company has operating leases with tenants that expire at various dates through 2027 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases as of December 31, 2009 for five years and thereafter are summarized as follows:

Year Ending	(in thousands)
2010	$211,938
2011	202,518
2012	186,727
2013	171,057
2014	150,449
Thereafter	445,492

Total	$1,368,181

11.    Commitments and Contingencies

General

As of December 31, 2009, the Company had commitments of approximately $55.0 million for contracts and executed leases directly related to the Company’s operating properties.

In the normal course of business, the Company is required to post construction bonds to guarantee its performance of government-mandated infrastructure improvements. As of December 31, 2009, the Company had outstanding construction bonds of $3.4 million.

Ground Leases

The Company has noncancellable ground lease obligations on Kilroy Airport Center Phases I, II, and III in Long Beach, California with a lease period expiring in July 2084. Rental rates are subject to adjustments every five years based on fair market value. During the third quarter of 2009, the Company exercised its option to terminate a ground lease at Kilroy Airport Center Phase IV in Long Beach. The Company had previously leased this land, which is adjacent to the Company’s Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

The minimum commitment under the Company’s ground leases as of December 31, 2009 for five years and thereafter was as follows:

Year Ending	(in thousands)
2010	$1,115
2011	1,042
2012	819
2013	819
2014	763
Thereafter	50,260

Total	$54,818

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

To the Company’s knowledge, neither the Company nor any of the Company’s properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to the Company, would have a material adverse effect on the Company’s cash flow, financial condition, or results of operations. The Company is party to litigation arising in the ordinary course of business, none of which if determined unfavorably to the Company, individually or in the aggregate, is expected to have a material adverse effect on the Company’s cash flow, financial condition, or results of operations.

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative noncash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant as of December 31, 2009. The Company stopped recognizing revenue associated with this lease as of April 2008.

Insurance

The Company carries comprehensive liability, fire, extended coverage, earthquake, environmental, rental loss, and terrorism insurance covering all of the Company’s properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. The Company does not carry insurance for generally uninsurable losses such as loss from riots or acts of God. Some of the Company’s policies are subject to limitations of coverage, qualifications, terms, conditions, and involve large deductibles or co-payments. In addition, the Company’s earthquake insurance policies include substantial self-insurance portions.

Environmental Matters

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Company is not currently aware of any environmental liability with respect to the properties that would have a material effect on the Company’s financial condition, results of operations, and cash flow. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Fair Value of Financial Instruments

Financial Instruments Reported at Fair Value

The only financial instruments recorded at fair value in the Company’s consolidated financial statements are the marketable securities related to the Deferred Compensation Plan. The Company recorded net gains of approximately $0.4 million and net losses of approximately $1.0 million and $40,000 for the years ended December 31, 2009, 2008, and 2007, respectively, related to the change in fair value of the marketable securities, which was reported in interest income and other investment gains (losses) in the Company’s consolidated statements of operations. The following table sets forth the fair value of the Company’s marketable securities as of December 31, 2009 and 2008:

	Fair Value (Level 1)(1)
	2009	2008
	(in thousands)
Description
Marketable Securities	$3,452	$1,888

(1)	Based on quoted prices in active markets for identical securities.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of Company’s remaining financial assets and liabilities as of December 31, 2009 and 2008:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Description
Assets
Note receivable	$10,679	$10,849	$10,824	$10,343

Liabilities
Secured debt	294,574	297,189	316,456	296,438
Exchangeable Notes	436,442	435,351	429,892	305,767
Unsecured senior notes	144,000	142,828	144,000	111,065
Credit Facility	97,000	96,250	252,000	237,898

With respect to the fair value calculations as of December 31, 2008, the Company incorporated an additional 250 basis points to the market credit spreads used to calculate fair value to adjust for the uncertainty and liquidity risk inherent in the market at that time due to the lack of available credit and tightening of the credit markets. The Company did not include such an adjustment for the fair value calculations as of December 31, 2009 since credit was more available and such liquidity risk adjustments were not warranted.

13.    Other Significant Transactions or Events

General and administrative expenses for the year ended December 31, 2009 include a $7.0 million charge related to separation payments due to the resignation of the Company’s Chief Financial Officer in December 2009.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Lease Terminations

In the second quarter of 2008, Favrille, Inc. (“Favrille”), the Company’s seventh largest tenant at June 30, 2008 based on annualized base rental revenues, notified the Company of its intent to cease its business operations and to not pay any future rental payments under its lease beyond June 2008. The Company held a $3.6 million letter of credit and a $0.3 million security deposit as credit support under the terms of the lease. At June 30, 2008, the Company increased its provision for bad debts by approximately $3.1 million to reserve for the portion of the deferred rent receivable balance related to the Favrille lease that it estimated would not be recoverable after the application of the letter of credit proceeds and security deposit. In July 2008, the Company and Favrille entered into an agreement to terminate the lease as of August 31, 2008. During the third quarter of 2008, the Company drew down the letter of credit and applied the $3.9 million letter of credit proceeds and security deposit to July and August rent and the outstanding deferred rent receivable and accounts receivable balances.

During the year ended December 31, 2008, the Company also recognized approximately $2.7 million of noncash rental revenue, which was primarily due to the acceleration of the amortization of the deferred revenue balance related to tenant-funded tenant improvements associated with the Favrille lease. As of December 31, 2009, there was a $14.4 million unamortized balance included in buildings and improvements on the Company’s consolidated balance sheet related to the tenant improvements that remain in the two buildings previously leased to Favrille. The Company believes that these tenant improvements will have value to future tenants.

In July 2008, the Company entered into an agreement with Intuit, the Company’s largest tenant as of December 31, 2009 based on annual base rental revenues, to early terminate one of its leases in 2008. The lease that was terminated encompassed approximately 90,000 rentable square feet of office space and was scheduled to expire in July 2014. Intuit had the option to early terminate this lease in 2010. Intuit vacated approximately 95% of the premises in the third quarter of 2008 and the remaining premises during the first quarter of 2009. The Company recognized a net lease termination fee, which is included in other property income, of approximately $0.1 million and $5.0 million during the years ended December 31, 2009 and 2008, respectively.

14.    Segment Disclosure

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

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reconcile the Company’s segment activity to its consolidated results of operations for the years ended December 31, 2009, 2008, and 2007, and its consolidated financial position as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Office Properties:
Operating revenues(1)	$247,071	$256,066	$227,811
Property and related expenses	68,824	70,099	59,236

Net Operating Income	178,247	185,967	168,575

Industrial Properties:
Operating revenues(1)	32,363	33,289	30,065
Property and related expenses	7,381	6,493	5,590

Net Operating Income	24,982	26,796	24,475

Total Reportable Segments:
Operating revenues(1)	279,434	289,355	257,876
Property and related expenses	76,205	76,592	64,826

Net Operating Income	203,229	212,763	193,050

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Total net operating income, as defined, for reportable segments	203,229	212,763	193,050
Unallocated other income (loss):
Interest income and other net investment gains (losses)	1,300	(93)	1,606
Gain on early extinguishment of debt	4,909	—	—
Other unallocated expenses:
General and administrative expenses	39,938	38,260	36,580
Interest expense	46,119	45,346	40,762
Depreciation and amortization	87,627	83,215	72,754

Income from continuing operations	35,754	45,849	44,560
Income from discontinued operations	2,261	1,062	78,757

Net income	38,015	46,911	123,317
Net income attributable to noncontrolling common units of the Operating Partnership	(1,025)	(1,886)	(6,957)

Net income attributable to Kilroy Realty Corporation	36,990	45,025	116,360
Preferred dividends and distributions	(15,196)	(15,196)	(15,196)

Net income available to common stockholders	$21,794	$29,829	$101,164

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2009	2008
	(in thousands)
Assets:
Office Properties:
Land, buildings, and improvements, net	$1,498,427	$1,537,466
Undeveloped land and construction in progress	263,608	248,889
Total assets(1)	1,878,004	1,903,997

Industrial Properties:
Land, buildings, and improvements, net	152,072	156,472
Total assets(1)	165,563	165,266

Total Reportable Segments:
Land, buildings, and improvements, net	1,650,499	1,693,938
Undeveloped land and construction in progress	263,608	248,889
Total assets(1)	2,043,567	2,069,263

Reconciliation to Consolidated Assets:
Total assets for reportable segments	2,043,567	2,069,263
Other unallocated assets:
Cash and cash equivalents	9,883	9,553
Restricted cash	2,059	672
Marketable securities	3,452	1,888
Note receivable	10,679	10,824
Deferred financing costs, net	8,334	5,883
Prepaid expenses and other assets, net	6,307	4,835

Total consolidated assets	$2,084,281	$2,102,918

(1)	Includes land, buildings, and improvements, undeveloped land and construction in progress, current receivables, deferred rent receivable and deferred leasing costs, and acquisition-related intangible assets, all shown on a net basis.

	December 31,
	2009	2008
	(in thousands)
Capital Expenditures:(1)
Office Properties:
Expenditures for development and redevelopment properties and undeveloped land	$18,067	$74,574
Capital expenditures and tenant improvements	24,980	25,160

Industrial Properties:
Capital expenditures and tenant improvements	4,641	3,723

Total Reportable Segments:
Expenditures for development and redevelopment properties and undeveloped land	18,067	74,574
Capital expenditures and tenant improvements	29,621	28,883

(1)	Total consolidated capital expenditures are equal to the same amounts disclosed for total reportable segments.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Property Dispositions Reported as Discontinued Operations

The following table summarizes properties sold during the years ended December 31, 2009 and 2007. The Company did not sell any properties during the year ended December 31, 2008.

Location	Property Type	Year of Disposition	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions)
2009 Dispositions 12400 Industry Street Garden Grove, CA(1)	Industrial	2009	June	1	64,200	$5.1

2007 Dispositions 181/185 S. Douglas Street El Segundo, CA(2)	Office	2007	January	1	61,545
2270 E. El Segundo Boulevard El Segundo, CA(2)	Industrial	2007	January	1	6,362

Portfolio transaction subtotal				2	67,907	14.8
Kilroy Airport Center Sea-Tac Seattle, WA	Office	2007	December	3	532,430	79.3	(3)

Total 2007 Dispositions				5	600,337	$94.1

(1)	The property was vacant beginning January 2009 through the date of disposition.

(2)	The Company sold these properties in a portfolio transaction in January 2007. The sales price shown represents the sales price for the entire transaction.

(3)	Represents the gross sales price for this transaction before the effect of approximately $2.5 million funded into escrow by the Company for certain tenant improvements, for which work was completed by the buyer in 2008. Upon completion of these tenant improvements, approximately $0.2 million of unused proceeds was returned to the Company, which was recorded as additional gain on disposition of discontinued operations during the year ended December 31, 2008.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components that comprise income from discontinued operations for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
REVENUES:
Rental income	$—	$564	$8,266
Tenant reimbursements	—	49	2,339
Other property income	—	199	303

Total revenues	—	812	10,908

EXPENSES:
Property expenses	94	—	3,424
Real estate taxes(1)	105	(76)	986
Ground leases	—	—	452
Depreciation and amortization	25	60	1,794

Total expenses	224	(16)	6,656

(Loss) income from discontinued operations before net gain on dispositions of discontinued operations	(224)	828	4,252
Net gain on dispositions of discontinued operations(2)	2,485	234	74,505

Total income from discontinued operations	$2,261	$1,062	$78,757

(1)	Real estate taxes for the year ended December 31, 2008 includes the reversal of an accrual for property taxes for a property that was sold in 2005.

(2)	Net gain on dispositions of discontinued operations for the year ended December 31, 2007 includes a $4.8 million payment received to terminate a profit participation agreement that was entered into in connection with a 2005 property disposition.

The following table summarizes total income from discontinued operations by the Company’s reportable segments for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Reportable Segments:
Office Properties	$—	$433	$72,497
Industrial Properties	2,261	629	6,260

Total income from discontinued operations	$2,261	$1,062	$78,757

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Net Income Available to Common Stockholders Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$35,754	$45,849	$44,560
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(924)	(1,823)	(1,886)
Preferred distributions and dividends	(15,196)	(15,196)	(15,196)
Allocation to participating securities (nonvested shares and RSUs)	(1,293)	(338)	(967)

Numerator for basic and diluted income form continuing operations available to common stockholders	18,341	28,492	26,511
Discontinued operations	2,261	1,062	78,757
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	(101)	(63)	(5,071)

Numerator for basic and diluted net income available to common stockholders	$20,501	$29,491	$100,197

Denominator:
Basic weighted average vested common shares outstanding	38,705,101	32,466,591	32,379,997
Effect of dilutive securities—stock options and contingently issuable shares	27,025	74,281	28,969

Diluted weighted average vested common shares and common share equivalents outstanding	38,732,126	32,540,872	32,408,966

Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.47	$0.88	$0.82
Discontinued operations per common share	0.06	0.03	2.27

Net income available to common stockholders per share	$0.53	$0.91	$3.09

Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.47	$0.88	$0.82
Discontinued operations per common share	0.06	0.03	2.27

Net income available to common stockholders per share	$0.53	$0.91	$3.09

As of December 31, 2009, 2008, and 2007, the effect of the assumed conversion of the Exchangeable Notes was not included in the net income available to common stockholders per share calculation as its effect was antidilutive to income from continuing operations available to common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Tax Treatment of Distributions

The following table reconciles the dividends declared per common share to the dividends paid per common share during the years ended December 31, 2009, 2008, and 2007 as follows:

Dividends	2009	2008	2007
Dividends declared per common share	$1.630	$2.320	$2.220
Less: Dividends declared in the current year and paid in the following year	(0.350)	(0.580)	(0.555)
Add: Dividends declared in the prior year and paid in the current year	0.580	0.555	0.530

Dividends paid per common share	$1.860	$2.295	$2.195

The income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2009, 2008, and 2007 as identified in the table above was as follows:

Common Shares	2009		2008		2007
Ordinary income	$0.421	22.64%	$1.645	71.70%	$1.044	47.56%
Return of capital	1.418	76.25	0.650	28.30	1.054	48.02
Capital gains(1)	0.013	0.69	—	—	0.097	4.42
Unrecaptured section 1250 gains	0.008	0.42	—	—	—	—

	$1.860	100.00%	$2.295	100.00%	$2.195	100.00%

(1)	Capital gains are comprised entirely of 15% rate gains.

The income tax treatment for the dividends to Series E preferred stockholders reportable for the years ended December 31, 2009, 2008, and 2007 was as follows:

Preferred Shares	2009		2008		2007
Ordinary income	$1.837	94.22%	$1.950	100.00%	$1.786	91.57%
Capital gains(1)	0.070	3.58	—	—	0.164	8.43
Unrecaptured section 1250 gains	0.043	2.20	—	—	—	—

	$1.950	100.00%	$1.950	100.00%	$1.950	100.00%

(1)	Capital gains are comprised entirely of 15% rate gains.

The income tax treatment for the dividends to Series F preferred stockholders reportable for the years ended December 31, 2009, 2008, and 2007 was as follows:

Preferred Shares	2009		2008		2007
Ordinary income	$1.767	94.22%	$1.875	100.00%	$1.717	91.57%
Capital gains(1)	0.067	3.58	—	—	0.158	8.43
Unrecaptured section 1250 gains	0.041	2.20	—	—	—	—

	$1.875	100.00%	$1.875	100.00%	$1.875	100.00%

(1)	Capital gains are comprised entirely of 15% rate gains.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2009 and 2008 was as follows:

	2009 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$72,512	$71,050	$68,494	$67,379
Net Operating Income from continuing operations(2)	52,233	53,165	49,166	48,667
Income from continuing operations	11,862	10,993	12,230	671
Discontinued operations	(89)	2,350	—	—
Net income	11,773	13,343	12,230	671
Net income attributable to Kilroy Realty Corporation	11,376	12,916	11,910	790
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income (loss) available to common stockholders	7,577	9,117	8,111	(3,009)
Net income (loss) available to common stockholders per share—basic(3)	0.23	0.25	0.17	(0.08)
Net income (loss) available to common stockholders per share—diluted(3)	0.23	0.25	0.17	(0.08)

	2008 Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Revenues from continuing operations	$70,649	$69,476	$76,946	$72,284
Net Operating Income from continuing operations(2)	52,845	49,169	57,868	52,881
Income from continuing operations	13,050	8,029	16,505	8,265
Discontinued operations	125	558	126	254
Net income	13,175	8,587	16,631	8,519
Net income attributable to Kilroy Realty Corporation	12,584	8,285	15,836	8,321
Preferred dividends and distributions	(3,799)	(3,799)	(3,799)	(3,799)
Net income available to common stockholders	8,785	4,486	12,037	4,522
Net income available to common stockholders per share—basic	0.27	0.14	0.37	0.14
Net income available to common stockholders per share—diluted	0.27	0.14	0.37	0.14

(1)	The summation of the quarterly financial data may not equal the annual number reported on the consolidated statement of operations due to rounding differences.

(2)	See Note 14 for definition of Net Operating Income.

(3)	The summation of the quarterly net income available to common stockholders per share (basic and diluted) may not equal the annual number reported on the consolidated statement of operations primarily due to the impact of the June 2009 equity offering.

The quarterly financial information may not equal the amounts reported on the Company’s quarterly reports on Form 10-Q due to reclassification of revenues and expenses to discontinued operations in connection with property dispositions (see Note 15).

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Impact of New Accounting Provisions Adopted January 1, 2009

Effective January 1, 2009, the Company adopted new accounting provisions with respect to exchangeable debt instruments, noncontolling interests, and the treatment of nonvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents in the computation of basic and diluted net income available to common stockholders per share. See additional information regarding these new accounting provisions in Note 2. The following tables summarize the impact of new accounting standards adopted January 1, 2009 on the Company’s consolidated balance sheets and statements of operations for all periods presented. The new accounting standards adopted January 1, 2009 did not have any impact on the Company’s consolidated statements of cash flows.

	As of December 31, 2009
	As Computed Before New Accounting Standards	Adjustments		As Adjusted
		Exchangeable Debt Standard	Noncontrolling Interest Standard
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,909,051	$5,056		$1,914,107
Deferred financing costs, net	9,147	(813)		8,334
Total assets	2,080,038	4,243		2,084,281
Liabilities:
Exchangeable senior notes, net	469,226	(32,784)		436,442
Total liabilities	1,159,589	(32,784)		1,126,805
Noncontrolling Interest:
Noncontrolling interest	101,124		(27,486)	73,638
Equity:
Additional paid-in capital	859,877	53,780		913,657
Distributions in excess of earnings	(162,565)	(18,157)		(180,722)
Total stockholders’ equity	819,325	35,623		854,948
Noncontrolling interest	—	1,404	27,486	28,890
Total equity	819,325	37,027	27,486	883,838
Total liabilities, noncontrolling interests and equity	$2,080,038	$4,243	—	$2,084,281

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
	As Previously Reported	Adjustments		As Adjusted
		Exchangeable Debt Standard	Noncontrolling Interest Standard
	(in thousands)
Balance Sheet:
Assets:
Total real estate assets, net	$1,939,244	$3,583		$1,942,827
Deferred financing costs, net	6,131	(248)		5,883
Total assets	2,099,583	3,335		2,102,918
Liabilities:
Exchangeable senior notes, net	457,010	(27,118)		429,892
Total liabilities	1,341,512	(27,118)		1,314,394
Noncontrolling Interest:
Noncontrolling interest	102,006		(28,368)	73,638
Equity:
Additional paid-in capital	663,471	36,651		700,122
Distributions in excess of earnings	(129,319)	(7,733)		(137,052)
Total stockholders’ equity	656,065	28,918		684,983
Noncontrolling interest	—	1,535	28,368	29,903
Total equity	656,065	30,453	28,368	714,886
Total liabilities, noncontrolling interests and equity	$2,099,583	$3,335	—	$2,102,918

	For the Year Ended December 31, 2009
	As Computed Before New Accounting Standards	Adjustments		As Adjusted
		Exchangeable Debt Standard	Earnings Per Share Standard
	(in thousands, except per share amounts)
Statement of Operations:
Interest expense	$40,059	$6,060		$46,119
Total expenses	243,829	6,060		249,889
Gain on early extinguishment of debt	9,744	(4,835)		4,909
Net income(1)	48,910	(10,895)		38,015
Net income attributable to the Kilroy Realty Corporation(2)	47,396	(10,406)		36,990
Net income available to common stockholders	32,200	(10,406)		21,794
Income from continuing operations available to common stockholders per share—basic	0.77	(0.27)	(0.03)	0.47
Income from continuing operations available to common stockholders per share—diluted	0.77	(0.27)	(0.03)	0.47
Net income available to common stockholders per share—basic	0.83	(0.27)	(0.03)	0.53
Net income available to common stockholders per share—diluted	$0.83	$(0.27)	$(0.03)	$0.53

(1)	Represents net income attributable to both Kilroy Realty Corporation and the noncontrolling interests. For the year ended December 31, 2009, prior to the adoption of the new accounting standard affecting noncontrolling interests, reported net income would have been calculated after the impact of $1.5 million of net income attributable to noncontrolling common units of the Operating Partnership and $5.6 million of distributions to noncontrolling Series A Preferred Units.

(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2008
	As Previously Reported	Adjustments		Reclass	As Adjusted
		Exchangeable Debt Standard	Earnings Per Share Standard	Discontinued Operations(3)
	(in thousands, except per share amounts)
Statement of Operations:
Interest expense	$40,366	$4,980			$45,346
Total expenses	238,552	4,980		(119)	243,413
Net income(1)	51,891	(4,980)			46,911
Net income attributable to the Kilroy Realty Corporation(2)	49,709	(4,684)			45,025
Net income available to common stockholders	34,513	(4,684)			29,829
Income from continuing operations available to common stockholders per share—basic	1.05	(0.15)	(0.01)	(0.01)	0.88
Income from continuing operations available to common stockholders per share—diluted	1.04	(0.14)	(0.01)	(0.01)	0.88
Net income available to common stockholders per share—basic	1.06	(0.14)	(0.01)		0.91
Net income available to common stockholders per share—diluted	$1.06	$(0.15)			$0.91

(1)	Represents net income attributable to both Kilroy Realty Corporation and the noncontrolling interests. For the year ended December 31, 2008, prior to the adoption of the new accounting standard affecting noncontrolling interests, reported net income was calculated after the impact of $2.2 million of net income attributable to noncontrolling common units of the Operating Partnership and $5.6 million of distributions to noncontrolling Series A Preferred Units.

(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units.

(3)	Represents the amounts associated with the property sold in June 2009 that have been reclassified to discontinued operations.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2007
	As Previously Reported	Adjustments		Reclass	As Adjusted
		Exchangeable Debt Standard	Earnings Per Share Standard	Discontinued Operations(3)
	(in thousands, except per share amounts)
Statement of Operations:
Interest expense	$37,502	$3,260			$40,762
Total expenses	211,797	3,260		(135)	214,922
Net income(1)	126,577	(3,260)			123,317
Net income attributable to the Kilroy Realty Corporation(2)	119,410	(3,050)			116,360
Net income available to common stockholders	104,214	(3,050)			101,164
Income from continuing operations available to common stockholders per share—basic	0.96	(0.10)	(0.02)	(0.02)	0.82
Income from continuing operations available to common stockholders per share—diluted	0.95	(0.09)	(0.02)	(0.02)	0.82
Net income available to common stockholders per share—basic	3.22	(0.10)	(0.03)		3.09
Net income available to common stockholders per share—diluted	$3.20	$(0.09)	$(0.02)		$3.09

(1)	Represents net income attributable to both Kilroy Realty Corporation and the noncontrolling interests. For the year ended December 31, 2007, prior to the adoption of the new accounting standard affecting noncontrolling interests, reported net income was calculated after the impact of $7.2 million of net income attributable to noncontrolling common units of the Operating Partnership and $5.6 million of distributions to noncontrolling Series A Preferred Units.

(2)	Represents net income after the allocation of net income to noncontrolling common units but before distributions to noncontrolling Series A Preferred Units.

(3)	Represents the amounts associated with the property sold in June 2009 that have been reclassified to discontinued operations.

20.    Subsequent Events

The Company has evaluated subsequent events through February 11, 2010, the date the financial statements were issued.

On January 15, 2010, aggregate dividends, distributions, and dividend equivalents of $15.9 million were paid to common stockholders, common unitholders, and RSU holders of record on December 31, 2009.

On January 25, 2010, the Executive Compensation Committee granted an aggregate of 146,650 nonvested RSUs to the Executive Officers and certain key employees under the 2006 Plan.

In January 2010, the Company borrowed $71.0 million under a new mortgage loan that is scheduled to mature February 1, 2017. The new mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, and requires monthly payments based on a 30-year amortization period. The Company used a portion of the proceeds to repay an outstanding mortgage loan with a principal balance of $63.2 million that was scheduled to mature in April 2010.

KILROY REALTY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31, 2009, 2008, and 2007

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Uncollectible Tenant Receivables
Year ended December 31, 2009—Allowance for uncollectible tenant receivables	$3,980	$906	$(1,823)	$3,063
Year ended December 31, 2008—Allowance for uncollectible tenant receivables	$3,437	$675	$(132)	$3,980
Year ended December 31, 2007—Allowance for uncollectible tenant receivables	$3,281	$173	$(17)	$3,437
Allowance for Unbilled Deferred Rent
Year ended December 31, 2009—Allowance for deferred rent	$7,339	$(337)	$(614)	$6,388
Year ended December 31, 2008—Allowance for deferred rent	$8,034	$3,376	$(4,071)	$7,339
Year ended December 31, 2007—Allowance for deferred rent	$7,950	$300	$(216)	$8,034

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)		Rentable Square Feet(3)
Property Location	Encumb- rances		Land	Buildings and Improve- ments		Land	Building	Total
	(in thousands)
Office Properties:
23925 Park Sorrento Calabasas, California	$17,043	(5)	$50	$2,346	$271	$50	$2,617	$2,667	$1,034	35	2001	(C)	11,789
23975 Park Sorrento Calabasas, California		(5)	765	17,720	3,979	765	21,699	22,464	8,315	35	2002	(C)	100,592
24025 Park Sorrento Calabasas, California		(5)	845	15,896	2,595	845	18,491	19,336	7,788	35	2000	(C)	102,264
26541 Agoura Road Calabasas, California			1,979	9,630	5,479	1,979	15,109	17,088	7,054	35	1997	(A)	91,327
2240 E. Imperial Highway El Segundo, California			1,044	11,763	22,877	1,044	34,640	35,684	13,613	35	1983	(C)	122,870
2250 E. Imperial Highway El Segundo, California			2,579	29,062	19,806	2,579	48,868	51,447	35,243	35	1983	(C)	293,261
2260 E. Imperial Highway El Segundo, California			2,518	28,370	(5,244)	2,518	23,126	25,644	15,890	35	1983	(C)	286,151
909 Sepulveda Boulevard El Segundo, California		(6)	3,577	34,042	37,227	3,577	71,269	74,846	12,228	35	2005	(C)	241,607
999 Sepulveda Boulevard El Segundo, California		(6)	1,407	34,326	9,524	1,407	43,850	45,257	9,102	35	2003	(C)	127,901
3750 Kilroy Airport Way Long Beach, California				1,941	10,180		12,121	12,121	7,367	35	1989	(C)	10,457
3760 Kilroy Airport Way Long Beach, California				17,467	7,435		24,902	24,902	16,236	35	1989	(C)	165,278
3780 Kilroy Airport Way Long Beach, California				22,319	12,366		34,685	34,685	25,287	35	1989	(C)	219,745
3800 Kilroy Airport Way Long Beach, California				19,408	15,147		34,555	34,555	13,959	35	2000	(C)	192,476
3840 Kilroy Airport Way Long Beach, California				13,586	9,754		23,340	23,340	10,731	35	1999	(C)	136,026
3880 Kilroy Airport Way Long Beach, California				9,704	1,092		10,796	10,796	3,980	35	1997	(A)	98,243
3900 Kilroy Airport Way Long Beach, California				12,615	5,483		18,098	18,098	8,238	35	1997	(A)	126,840
Kilroy Airport Center, Phase IV Long Beach, California(4)					2,088		2,088	2,088	2,088	35
12100 W. Olympic Boulevard Los Angeles, California			352	45,611	12,267	9,633	48,597	58,230	10,656	35	2003	(C)	150,167
12200 W. Olympic Boulevard Los Angeles, California			4,329	35,488	10,366	3,977	46,206	50,183	20,955	35	2000	(C)	150,302
12312 W. Olympic Boulevard Los Angeles, California			3,325	12,202	582	3,399	12,710	16,109	4,678	35	1997	(A)	78,000
1633 26th Street Santa Monica, California			2,080	6,672	1,696	2,040	8,408	10,448	4,093	35	1997	(A)	44,915
2100 Colorado Avenue Santa Monica, California	63,170	(7)	5,474	26,087	4,634	5,476	30,719	36,195	9,790	35	1997	(A)	94,844
3130 Wilshire Boulevard Santa Monica, California			8,921	6,579	8,256	9,188	14,568	23,756	7,289	35	1997	(A)	88,339
501 Santa Monica Boulevard Santa Monica, California		(7)	4,547	12,044	5,307	4,551	17,347	21,898	6,934	35	1998	(A)	73,115
12225 El Camino Real Del Mar, California			1,700	9,633	727	1,703	10,357	12,060	2,826	35	1998	(A)	60,148
12235 El Camino Real Del Mar, California			1,507	8,543	4,269	1,510	12,809	14,319	4,526	35	1998	(A)	54,673
12340 El Camino Real Del Mar, California		(6)	4,201	13,896	7,078	4,201	20,974	25,175	4,763	35	2002	(C)	87,405
12390 El Camino Real Del Mar, California		(6)	3,453	11,981	1,222	3,453	13,203	16,656	5,727	35	2000	(C)	72,332
12348 High Bluff Drive Del Mar, California			1,629	3,096	3,336	1,629	6,432	8,061	3,604	35	1999	(C)	38,710
12400 High Bluff Drive Del Mar, California			15,167	40,497	7,327	15,167	47,824	62,991	10,765	35	2004	(C)	208,464

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)		Rentable Square Feet(3)
Property Location	Encumb- rances		Land	Buildings and Improve- ments		Land	Building	Total
	(in thousands)
3579 Valley Centre Drive Del Mar, California	74,497	(8)	2,167	6,897	3,730	2,858	9,936	12,794	3,875	35	1999	(C)	52,375
3611 Valley Centre Drive Del Mar, California		(8)	4,184	19,352	10,839	5,259	29,116	34,375	10,975	35	2000	(C)	130,178
3661 Valley Centre Drive Del Mar, California		(8)	4,038	21,144	5,929	4,725	26,386	31,111	9,896	35	2001	(C)	129,752
3721 Valley Centre Drive Del Mar, California		(8)	4,297	18,967	5,662	4,254	24,672	28,926	5,294	35	2003	(C)	114,780
3811 Valley Centre Drive Del Mar, California	31,094	(9)	3,452	16,152	20,053	4,457	35,200	39,657	9,315	35	2000	(C)	112,067
6200 Greenwich Drive Governor Park, California	516	(10)	1,583	5,235	2,730	1,699	7,849	9,548	4,386	35	1999	(C)	71,000
6220 Greenwich Drive Governor Park, California		(10)	3,213	10,628	7,955	3,449	18,347	21,796	5,597	35	1997	(A)	141,214
15051 Avenue of Science I-15 Corridor, California			2,888	5,780	5,543	2,888	11,323	14,211	3,834	35	2002	(C)	70,617
15073 Avenue of Science I-15 Corridor, California			2,070	5,728	1,493	2,070	7,221	9,291	3,077	35	2002	(C)	46,759
15231 Avenue of Science I-15 Corridor, California			2,233	8,830	1,823	2,233	10,653	12,886	1,470	35	2005	(C)	65,638
15253 Avenue of Science I-15 Corridor, California			1,548	6,423	1,147	1,548	7,570	9,118	1,011	35	2005	(C)	37,437
15333 Avenue of Science I-15 Corridor, California			2,371	16,500	1,106	2,371	17,606	19,977	1,975	35	2006	(C)	78,880
15378 Avenue of Science I-15 Corridor, California			3,565	3,796	1,871	3,565	5,667	9,232	2,501	35	1998	(A)	68,910
15004 Innovation Drive I-15 Corridor, California			1,858		62,529	1,858	62,529	64,387	2,956	35	2008	(C)	150,801
15435 Innovation Drive I-15 Corridor, California			2,143	6,311	(8)	2,046	6,400	8,446	3,593	35	2000	(C)	51,500
15445 Innovation Drive I-15 Corridor, California			2,143	6,311	240	2,046	6,648	8,694	3,607	35	2000	(C)	51,500
13280 Evening Creek Drive South I-15 Corridor, California			3,701	8,398	1,143	3,701	9,541	13,242	605	35	2008	(C)	42,971
13290 Evening Creek Drive South I-15 Corridor, California			5,229	11,871	1,458	5,229	13,329	18,558	451	35	2008	(C)	61,176
13480 Evening Creek Drive North I-15 Corridor, California			7,997		48,048	7,997	48,048	56,045	1,957	35	2008	(C)	149,817
13500 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	5,760	7,580	41,664	49,244	7,248	35	2004	(A)	142,742
13520 Evening Creek Drive North I-15 Corridor, California			7,581	35,903	9,322	7,580	45,226	52,806	7,249	35	2004	(A)	141,368
7525 Torrey Santa Fe 56 Corridor, California			2,348	28,035	3,831	2,348	31,866	34,214	2,929	35	2007	(C)	103,979
7535 Torrey Santa Fe 56 Corridor, California			2,950	33,808	5,778	2,950	39,586	42,536	3,695	35	2007	(C)	130,243
7545 Torrey Santa Fe 56 Corridor, California			2,950	33,708	7,898	2,950	41,606	44,556	4,063	35	2007	(C)	130,354
7555 Torrey Santa Fe 56 Corridor, California			2,287	24,916	3,573	2,287	28,489	30,776	2,562	35	2007	(C)	101,236
10020 Pacific Mesa Boulevard Sorrento Mesa, California			8,007	52,189	15,336	8,007	67,525	75,532	6,639	35	2007	(C)	318,000
4910 Directors Place Sorrento Mesa, California			2,240	13,039	1,989	2,240	15,028	17,268	36	35	2009	(C)	50,925
4921 Directors Place Sorrento Mesa, California			3,792	11,091	1,732	3,792	12,823	16,615	395	35	2008	(C)	55,500
4939 Directors Place Sorrento Mesa, California			2,225	12,698	4,469	2,198	17,194	19,392	5,069	35	2002	(C)	60,662
4955 Directors Place Sorrento Mesa, California			2,521	14,122	3,697	3,179	17,161	20,340	7,694	35	2000	(C)	76,246
5005 Wateridge Vista Drive Sorrento Mesa, California			2,558	5,694	(8,252)					35	1999	(C)	61,460

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)		Rentable Square Feet(3)
Property Location	Encumb- rances		Land	Buildings and Improve- ments		Land	Building	Total
	(in thousands)
5010 Wateridge Vista Drive Sorrento Mesa, California			4,548	10,122	13,226	9,334	18,562	27,896	7,758	35	1999	(C)	111,318
10243 Genetic Center Drive Sorrento Mesa, California			4,632	19,549	(28)	4,632	19,521	24,153	5,963	35	2001	(C)	102,875
6055 Lusk Avenue Sorrento Mesa, California			3,935	8,008	5,778	3,942	13,779	17,721	3,913	35	1997	(A)	93,000
6260 Sequence Drive Sorrento Mesa, California			3,206	9,803	1,017	3,212	10,814	14,026	3,940	35	1997	(A)	130,536
6290 Sequence Drive Sorrento Mesa, California			2,403	7,349	4,663	2,407	12,008	14,415	3,646	35	1997	(A)	90,000
6310 Sequence Drive Sorrento Mesa, California		(7)	2,940	4,946	(6)	2,941	4,939	7,880	2,295	35	2000	(C)	62,415
6340 Sequence Drive Sorrento Mesa, California		(7)	2,434	7,302	9,937	2,437	17,236	19,673	5,806	35	1998	(A)	66,400
6350 Sequence Drive Sorrento Mesa, California		(7)	4,941	14,824	(5,299)	4,949	9,517	14,466	4,560	35	1998	(A)	132,600
10390 Pacific Center Court Sorrento Mesa, California			3,267	5,779	7,500	3,267	13,279	16,546	3,177	35	2002	(C)	68,400
10394 Pacific Center Court Sorrento Mesa, California		(7)	2,696	7,134	(878)	1,671	7,281	8,952	2,272	35	1998	(A)	59,630
10398 Pacific Center Court Sorrento Mesa, California		(7)	1,947	5,152	(521)	1,222	5,356	6,578	1,840	35	1998	(A)	43,645
10421 Pacific Center Court Sorrento Mesa, California		(7)	2,926	7,979	18,973	2,926	26,952	29,878	7,230	35	1998	(A)	79,871
10445 Pacific Center Court Sorrento Mesa, California		(7)	2,247	5,945	247	1,809	6,630	8,439	1,932	35	1998	(A)	48,709
10455 Pacific Center Court Sorrento Mesa, California		(7)	4,044	10,701	(2,440)	3,780	8,525	12,305	2,869	35	1998	(A)	90,000
10350 Barnes Canyon Sorrento Mesa, California		(7)	1,648	4,360	1,575	1,459	6,124	7,583	3,318	35	1998	(A)	38,018
10120 Pacific Heights Sorrento Mesa, California		(7)	2,397	6,341	(76)	2,111	6,551	8,662	3,156	35	1998	(A)	52,540
5717 Pacific Center Boulevard Sorrento Mesa, California			2,693	6,280	4,220	2,693	10,500	13,193	1,818	35	2001	(C)	67,995
4690 Executive Drive UTC, California		(6)	1,623	7,926	2,382	1,623	10,308	11,931	3,814	35	1999	(A)	47,212
9455 Towne Center Drive UTC, California				3,936	3,396	3,118	4,214	7,332	1,660	35	1998	(A)	45,195
9785 Towne Center Drive UTC, California			2,722	9,932	(1,078)	2,329	9,247	11,576	2,841	35	1999	(A)	75,534
9791 Towne Center Drive UTC, California			1,814	6,622	1,122	2,217	7,341	9,558	2,255	35	1999	(A)	50,466
4175 E. La Palma Avenue Anaheim, California			1,518	2,612	2,454	1,518	5,066	6,584	2,631	35	1997	(A)	43,263
8101 Kaiser Boulevard Anaheim, California			2,369	6,180	1,665	2,377	7,837	10,214	3,252	35	1997	(A)	59,790
601 Valencia Avenue Brea, California			3,518	2,900	1,085	3,519	3,984	7,503	1,368	35	1997	(A)	60,891
603 Valencia Avenue Brea, California			2,706	3,904	337	2,706	4,241	6,947	804	35	2005	(A)	45,900
111 Pacifica Irvine, California		(7)	5,165	4,653	2,829	5,166	7,481	12,647	3,695	35	1997	(A)	67,496
5151 Camino Ruiz Camarillo, California			3,151	13,798	3,352	3,151	17,150	20,301	6,721	35	1997	(A)	187,861
5153 Camino Ruiz Camarillo, California			675	2,957	1,136	676	4,092	4,768	1,911	35	1997	(A)	38,655
5155 Camino Ruiz Camarillo, California			675	2,957	1,382	675	4,339	5,014	2,107	35	1997	(A)	38,856
2829 Townsgate Road Thousand Oaks, California			5,248	8,001	4,302	5,248	12,303	17,551	5,272	35	1997	(A)	81,067

TOTAL OFFICE PROPERTIES	$186,320		$263,257	$1,209,905	$547,802	$279,170	$1,741,794	$2,020,964	$522,537				8,708,466

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)		Rentable Square Feet(3)
Property Location	Encumb- rances		Land	Buildings and Improve- ments		Land	Building	Total
	(in thousands)
Industrial Properties:
2031 E. Mariposa Avenue El Segundo, California			$132	$867	$3,807	$132	$4,674	$4,806	$3,763	35	1954	(C)	192,053
1000 E. Ball Road Anaheim, California			838	1,984	1,264	838	3,248	4,086	3,061	35	1956(C)/1974	(A)	100,000
1230 S. Lewis Street Anaheim, California			395	1,489	2,487	395	3,976	4,371	3,353	35	1982	(C)	57,730
1250 N. Tustin Avenue Anaheim, California	33,500	(11)	2,098	4,158	504	2,098	4,662	6,760	1,854	35	1998	(A)	84,185
3125 E. Coronado Street Anaheim, California	71,433	(12)	3,669	4,341	1,464	3,669	5,805	9,474	1,857	35	1997	(A)	144,000
3130/3150 Miraloma Anaheim, California		(12)	3,335	3,727	232	3,336	3,958	7,294	1,474	35	1997	(A)	144,000
3250 E. Carpenter Avenue Anaheim, California		(11)			2,556		2,556	2,556	1,025	35	1998	(C)	41,225
3340 E. La Palma Avenue Anaheim, California		(11)	67	1,521	5,226	67	6,747	6,814	5,606	35	1966	(C)	153,320
3355 E. La Palma Avenue Anaheim, California		(12)	1,704	3,235	2,670	1,982	5,627	7,609	3,003	35	1999	(C)	98,200
4123 E. La Palma Avenue Anaheim, California			1,690	2,604	3,015	1,690	5,619	7,309	2,732	35	1997	(A)	70,863
4155 E. La Palma Avenue Anaheim, California			1,148	2,681	1,221	1,148	3,902	5,050	1,674	35	1997	(A)	74,618
5115 E. La Palma Avenue Anaheim, California		(12)	2,462	6,675	4,764	2,464	11,437	13,901	4,439	35	1997	(A)	286,139
5325 E. Hunter Avenue Anaheim, California		(12)	1,728	3,555	939	1,728	4,494	6,222	1,900	35	1997	(A)	110,487
1145 N. Ocean Boulevard Anaheim, California		(12)	1,171	2,224	639	1,303	2,731	4,034	1,226	35	1999	(C)	65,447
1201 N. Miller Street Anaheim, California		(12)	3,620	6,875	(2,581)	2,145	5,769	7,914	3,170	35	1999	(C)	119,612
1211 N. Miller Street Anaheim, California		(12)	2,129	4,044	4,011	3,234	6,950	10,184	2,571	35	1999	(C)	200,646
1231 N. Miller Street Anaheim, California		(12)	2,023	3,842	2,224	1,984	6,105	8,089	1,828	35	1999	(C)	113,242
660 N. Puente Street Brea, California		(11)	227	2,507	378	247	2,865	3,112	1,037	35	1997	(A)	51,567
950 W. Central Avenue Brea, California		(11)	101	1,114	616	110	1,721	1,831	634	35	1997	(A)	24,000
1050 W. Central Avenue Brea, California		(11)	139	1,532	358	117	1,912	2,029	704	35	1997	(A)	30,000
1150 W. Central Avenue Brea, California		(11)	139	1,532	170	132	1,709	1,841	669	35	1997	(A)	30,000
895 Beacon Street Brea, California		(11)	253	2,785	107	224	2,921	3,145	1,122	35	1997	(A)	54,795
955 Beacon Street Brea, California		(11)	177	1,950	90	172	2,045	2,217	763	35	1997	(A)	37,916
1125 Beacon Street Brea, California		(11)	227	2,507	415	261	2,888	3,149	1,077	35	1997	(A)	49,178
925 Lambert Road Brea, California		(12)	1,829	3,861	1,215	1,831	5,074	6,905	2,223	35	1999	(C)	80,000
1075 Lambert Road Brea, California		(12)	1,497	3,159	938	1,495	4,099	5,594	1,865	35	1999	(C)	98,811
1675 MacArthur Boulevard Costa Mesa, California		(12)	2,076	2,114	347	2,076	2,461	4,537	912	35	1997	(A)	50,842
25902 Towne Center Drive Foothill Ranch, California		(12)	3,334	8,243	5,985	4,949	12,613	17,562	6,204	35	1998	(C)	309,685
12681/12691 Pala Drive Garden Grove, California			471	2,115	3,056	471	5,171	5,642	4,891	35	1980	(A)	84,700
7421 Orangewood Avenue Garden Grove, California			612	3,967	1,728	612	5,695	6,307	2,225	35	1997	(A)	82,602

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

	Initial Cost				Costs Capitalized Subsequent to Acquisition/ Improvement	Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Deprecia- tion Life(1)	Date of Acquisition (A)/ Construction (C)(2)		Rentable Square Feet(3)
Property Location	Encumb- rances		Land	Buildings and Improve- ments		Land	Building	Total
	(in thousands)
7091 Belgrave Avenue Garden Grove, California			486	3,092	335	505	3,408	3,913	1,354	35	1997	(A)	70,000
12271 Industry Street Garden Grove, California			131	833	(236)	125	603	728	218	35	1997	(A)	20,000
12311 Industry Street Garden Grove, California			168	1,070	(334)	135	769	904	298	35	1997	(A)	25,000
7261 Lampson Avenue Garden Grove, California			318	2,022	(146)	429	1,765	2,194	556	35	1997	(A)	47,092
12472 Edison Way Garden Grove, California			374	2,379	675	318	3,110	3,428	1,102	35	1997	(A)	55,576
12442 Knott Street Garden Grove, California			392	2,499	2,207	356	4,742	5,098	1,803	35	1997	(A)	58,303
2055 S.E. Main Street Irvine, California			772	2,343	529	772	2,872	3,644	1,032	35	1997	(A)	47,583
1951 E. Carnegie Avenue Santa Ana, California		(11)	1,830	3,630	1,488	1,844	5,104	6,948	2,182	35	1997	(A)	100,000
2525 Pullman Street Santa Ana, California			4,283	3,276	2,079	4,283	5,355	9,638	1,523	35	2002	(A)	103,380
14831 Franklin Avenue Tustin, California			1,112	1,065	329	1,113	1,393	2,506	685	35	1997	(A)	36,256
2911 Dow Avenue Tustin, California			1,124	2,408	668	1,124	3,076	4,200	1,056	35	1998	(A)	51,410
17150 Von Karman Irvine, California			4,848	7,342	(224)	4,848	7,118	11,966	2,768	35	1997	(A)	(13)

TOTAL INDUSTRIAL PROPERTIES	$104,933		$55,129	$123,167	$57,215	$56,762	$178,749	$235,511	$83,439				3,654,463

Undeveloped land and construction in progress	3,321	(14)	196,275		67,333	263,608		263,608

TOTAL ALL PROPERTIES	$294,574		$514,661	$1,333,072	$672,350	$599,540	$1,920,543	$2,520,083	$605,976				12,362,929

(1)	The initial costs of buildings are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.

(2)	Represents date of construction or acquisition by the Company, or the Company’s predecessor, the Kilroy Group.

(3)	Includes square footage from the Company’s stabilized portfolio.

(4)	These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, the Company exercised its option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. The Company had previously leased this land, which is adjacent to the Company's Office Properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.

(5)	These properties secure a $17.0 million mortgage note.

(6)	These properties were unencumbered as of December 31, 2009. As of January 2010, these properties secure a $71.0 million mortgage note.

(7)	These properties secured a $63.2 million mortgage note as of December 31, 2009. The note was paid off in January 2010.

(8)	These properties secure a $74.5 million mortgage note.

(9)	This property secures a $31.1 million mortgage note.

(10)	These properties secured a $0.5 million mortgage note as of December 31, 2009. The note was paid off in January 2010.

(11)	These properties secure a $33.5 million line of credit.

(12)	These properties secure a $71.4 million mortgage note.

(13)	The Company is in the process of reentitling this property for residential use; therefore the property is excluded from the stabilized portfolio. The property encompasses approximately 157,000 square feet.

(14)	Represents the principal balance of the public facility bonds (the “Bonds”), the proceeds from which were used to finance infrastructure improvements on one of the Company’s undeveloped land parcels (see Note 4). The Bonds are secured by property tax payments.

The aggregate gross cost of property included above for federal income tax purposes approximated $2.1 billion as of December 31, 2009.

KILROY REALTY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2009

The following table reconciles the historical cost of total real estate held for investment from January 1, 2007 to December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Total real estate held for investment, beginning of year	$2,475,596	$2,370,004	$2,040,761
Additions during period:
Other acquisitions	—	—	157,005
Improvements, etc.	47,688	105,592	225,326

Total additions during period	47,688	105,592	382,331
Deductions during period:
Cost of real estate sold	(3,201)	—	(53,088)

Total deductions during period	(3,201)	—	(53,088)

Total real estate held for investment, end of year	$2,520,083	$2,475,596	$2,370,004

The following table reconciles the accumulated depreciation from January 1, 2007 to December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Accumulated depreciation, beginning of year	$532,769	$463,932	$443,807
Additions during period:
Depreciation of real estate	73,961	68,837	61,143

Total additions during period	73,961	68,837	61,143
Deductions during period:
Write-offs due to sale	(754)	—	(41,018)

Total deductions during period	(754)	—	(41,018)

Accumulated depreciation, end of year	$605,976	$532,769	$463,932

EXHIBIT INDEX

Exhibit Number	Description

3(i).1*	Kilroy Realty Corporation Articles of Restatement

3(ii).1	Second Amended and Restated Bylaws of the Registrant(31)

3(ii).2	Amendment No. 1 to Second Amended and Restated Bylaws(35)

4.1	Form of Certificate for Common Stock of the Registrant(1)

4.2	Registration Rights Agreement dated January 31, 1997(1)

4.3	Registration Rights Agreement dated February 6, 1998(3)

4.4	Second Amended and Restated Registration Rights Agreement dated as of March 5, 2004(2)

4.5	Registration Rights Agreement dated as of October 31, 1997(4)

4.6

Rights Agreement dated as of October 2, 1998 between Kilroy Realty Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Articles Supplementary of the Series B Junior Participating Preferred Stock of Kilroy Realty Corporation as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C(5)

4.7	Registration Rights Agreement dated as of October 6, 2000(6)

4.8

The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

4.9

Note and Guarantee Agreement dated August 4, 2004 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and the purchasers whose names appear in the acceptance form at the end of the Note and Guarantee Agreement(7)

4.10	Form of 5.72% Series A Guaranteed Senior Note due 2010(7)

4.11	Form of 6.45% Series B Guaranteed Senior Note due 2014(7)

4.12†	Kilroy Realty 2006 Incentive Award Plan(24)

4.13†	Amendment to Kilroy Realty 2006 Incentive Award Plan(26)

4.14†	Second Amendment to Kilroy Realty 2006 Incentive Award Plan(30)

4.15†	Third Amendment to Kilroy Realty 2006 Incentive Award Plan(35)

4.16†	Form of Restricted Stock Award Agreement(25)

4.17

Indenture, dated as of April 2, 2007, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Exchangeable Senior Notes due 2012(28)

4.18	Registration Rights Agreement, dated April 2, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc.(28)

4.19

Indenture, dated as of November 20, 2009, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.25% Exchangeable Senior Notes due 2014 and the form of related guarantee(39)

4.20	Registration Rights Agreement, dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation, J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated(39)

Exhibit Number	Description

10.1	Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P. dated as of March 5, 2004(2)

10.2	First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of December 7, 2004(83)

10.3	Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P., dated as of October 2, 2008(34)

10.4	Third Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Kilroy Realty, L.P.(36)

10.5	Omnibus Agreement dated as of October 30, 1996 by and among Kilroy Realty, L.P. and the parties named therein(1)

10.6	Supplemental Representations, Warranties and Indemnity Agreement by and among Kilroy Realty, L.P. and the parties named therein (1)

10.7	Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries(1)

10.8†	1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P.(1)

10.9	Lease Agreement dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)

10.10	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase I(9)

10.11	Lease Agreement dated July 17, 1985 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.12

Lease Agreement dated April 21, 1988 by and between Kilroy Long Beach Associates and the Board of Water Commissioners of the City of Long Beach, acting for and on behalf of the City of Long Beach, for Long Beach Phase IV(10)

10.13	Lease Agreement dated December 30, 1988 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)

10.14	First Amendment to Lease dated January 24, 1989 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.15	Second Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.16	First Amendment to Lease Agreement dated December 28, 1990 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase II(10)

10.17	Third Amendment to Lease Agreement dated October 10, 1994 by and between Kilroy Long Beach Associates and the City of Long Beach for Kilroy Long Beach Phase III(10)

10.18	Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)

10.19	Amendment No. 1 to Development Agreement by and between Kilroy Long Beach Associates and the City of Long Beach(10)

10.20	Property Management Agreement between Kilroy Realty Finance Partnership, L.P. and Kilroy Realty, L.P.(11)

10.21	Form of Environmental Indemnity Agreement(11)

10.22	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Airport Imperial Co.(12)

Exhibit Number	Description

10.23	Option Agreement by and between Kilroy Realty, L.P. and Kilroy Calabasas Associates(12)

10.24†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Sr.(1)

10.25†	Noncompetition Agreement by and between the Registrant and John B. Kilroy, Jr.(1)

10.26	License Agreement by and among the Registrant and the other persons named therein(12)

10.27	Purchase and Sale Agreement and Joint Escrow Instructions dated April 30, 1997 by and between Mission Land Company, Mission-Vacaville, L.P. and Kilroy Realty, L.P.(13)

10.28	Agreement of Purchase and Sale and Joint Escrow Instructions dated April 30, 1997 by and between Camarillo Partners and Kilroy Realty, L.P.(13)

10.29	Purchase and Sale Agreement and Escrow Instructions dated May 5, 1997 by and between Kilroy Realty L.P. and Pullman Carnegie Associates(14)

10.30	Amendment to Purchase and Sale Agreement and Escrow Instructions dated June 27, 1997 by and between Pullman Carnegie Associates and Kilroy Realty, L.P.(14)

10.31	Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated May 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)

10.32

First Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 6, 1997 by and between Shidler West Acquisition Company, L.L.C. and Kilroy Realty, L.P.(15)

10.33

Second Amendment to Purchase and Sale Agreement, Contribution Agreement and Joint Escrow Instructions dated June 12, 1997 by and between Shidler West Acquisition Company, LLC and Kilroy Realty, L.P.(15)

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions dated June 12, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)

10.35	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions dated June 30, 1997 by and between Mazda Motor of America, Inc. and Kilroy Realty, L.P.(14)

10.36	Agreement for Purchase and Sale of 2100 Colorado Avenue, Santa Monica, California dated June 16, 1997 by and between Santa Monica Number Seven Associates L.P. and Kilroy Realty, L.P.(14)

10.37	Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners(16)

10.38	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated August 22, 1997(16)

10.39	Second Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 5, 1997(16)

10.40	Third Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 19, 1997(16)

10.41	Fourth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 22, 1997(16)

10.42	Fifth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 23, 1997(16)

10.43	Sixth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1998 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 25, 1997(16)

Exhibit Number	Description

10.44	Seventh Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated September 29, 1997(16)

10.45	Eighth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 2, 1997(16)

10.46	Ninth Amendment to the Purchase and Sale Agreement and Joint Escrow Instructions dated July 10, 1997 by and between Kilroy Realty, L.P. and Mission Square Partners dated October 24, 1997(16)

10.47	Contribution Agreement dated October 21, 1997 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens(17)

10.48

Purchase and Sale Agreement and Escrow Instructions dated December 11, 1997 by and between Kilroy Realty, L.P. and Swede-Cal Properties, Inc., Viking Investors of Southern California, L.P. and Viking Investors of Southern California II, L.P.(18)

10.49	Amendment to the Contribution Agreement dated October 14, 1998 by and between Kilroy Realty, L.P. and Kilroy Realty Corporation and The Allen Group and the Allens dated October 21, 1997(19)

10.50	Secured Promissory Notes and Deeds of Trusts Aggregating $80.0 Million payable to Metropolitan Life Insurance Company dated January 10, 2002(20)

10.51	Secured Promissory Notes and Deeds of Trust Aggregating $115 million payable to Teachers Insurance and Annuity Association of America(21)

10.52	Fourth Amended and Restated Revolving Credit Agreement dated October 22, 2004(22)

10.53	Fourth Amended and Restated Guaranty of Payment dated October 22, 2004(22)

10.54	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated June 30, 2005(38)

10.55	Amendment No. 2 to Fourth Amended and Restated Credit Agreement dated April 26, 2006(23)

10.56	Amendment No. 3 to Fourth Amended and Restated Credit Agreement(37)

10.57†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of January 1, 2007(27)

10.58†	Addendum No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of February 12, 2008(40)

10.59†	Amendment No. 2 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. effective as of December 31, 2009(40)

10.60†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of January 1, 2007(27)

10.61†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Jeffrey C. Hawken effective as of December 31, 2009(40)

10.62†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of January 1, 2007(27)

10.63†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Richard E. Moran Jr. effective as of December 31, 2009(40)

10.64	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(28)

10.65	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(28)

Exhibit Number	Description

10.66	Letter confirmation dated March 27, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(28)

10.67	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(29)

10.68	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(29)

10.69	Amendment to letter confirmation dated April 4, 2007, among Kilroy Realty, L.P., Kilroy Realty Corporation and Lehman Brothers OTC Derivatives Inc.(29)

10.70†	Kilroy Realty Corporation 2007 Deferred Compensation Plan(32)

10.71†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of January 1, 2007(32)

10.72†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Steven R. Scott effective as of December 31, 2009(40)

10.73†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 1, 2007(32)

10.74†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of December 31, 2009(40)

10.75†	Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of January 1, 2007(32)

10.76†	Amendment No. 1 to Employment Agreement by and among Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi Roth effective as of December 31, 2009(40)

10.77†	Kilroy Realty Corporation Stock Award Deferral Program(33)

10.78	Ground Lease by and between Frederick Boysen and Ted Boysen and Kilroy Industries dated May 15, 1969 for SeaTac Office Center(9)

10.79	Amendment No. 1 to Ground Lease and Grant of Easement dated April 27, 1973 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(9)

10.80	Amendment No. 2 to Ground Lease and Grant of Easement dated May 17, 1977 among Frederick Boysen and Dorothy Boysen, Ted Boysen and Rose Boysen and Sea/Tac Properties(9)

10.81	Airspace lease dated July 10, 1980 by and among the Washington State Department of Transportation, as lessor, and Sea/Tac Properties, Ltd. and Kilroy Industries, as lessee(9)

10.82	Memorandum of Lease dated April 1, 1980 by and among Bow Lake, Inc., as lessor, and Kilroy Industries and Sea/Tac Properties, Ltd., as lessees for Sea/Tac Office Center(9)

10.83	Amendment No. 1 to Ground Lease dated September 17, 1990 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee(9)

10.84	Amendment No. 2 to Ground Lease dated March 21, 1991 between Bow Lake, Inc., as lessor, and Sea/Tac Properties, Ltd., as lessee (9)

10.85	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)

10.86	Letter confirmation dated November 16, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(39)

10.87	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and JPMorgan Chase Bank, National Association, London Branch(39)

Exhibit Number	Description

10.88	Letter confirmation dated November 20, 2009, among Kilroy Realty, L.P., Kilroy Realty Corporation and Bank of America, N.A.(39)

10.89†*	Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors

10.90†*	Separation Agreement and Release dated December 16, 2009 by and between Richard E. Moran Jr., Kilroy Realty, L.P. and Kilroy Realty Corporation

10.91*

Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note date January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse Obligations dated January 26, 2010 by Kilroy Realty Corporation

12.1*	Statement of Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

†	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553).

(2)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2003.

(3)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1998.

(4)	Previously filed as an exhibit on Form 8-K/A as filed with the Securities and Exchange Commission on December 19, 1997.

(5)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 8, 1998.

(6)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2000.

(7)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2004.

(8)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 9, 2004.

(9)	Previously filed as an exhibit to the Registration Statement on Amendment No. 2 to Form S-11 (No. 333-15553).

(10)	Previously filed as an exhibit to the Registration Statement on Form S-11 (No. 333-15553).

(11)	Previously filed as an exhibit to the Registration Statement on Amendment No. 5 to Form S-11 (No. 333-15553).

(12)	Previously filed as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553).

(13)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 6, 1997.

(14)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 15, 1997.

(15)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 3, 1997.

(16)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1997.

(17)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 1997.

(18)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 29, 1997.

(19)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 1998.

(20)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2001.

(21)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2004.

(22)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2004.

(23)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2006.

(24)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006.

(25)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on February 8, 2007.

(26)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2006.

(27)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007.

(28)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2007.

(29)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2007.

(30)	Previously filed as an exhibit on Form 10-Q for the quarter ended March 31, 2007.

(31)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.

(32)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2007.

(33)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008.

(34)	Previously filed as an exhibit on Form 10-Q for the quarter ended September 30, 2008.

(35)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

(36)	Previously filed as an exhibit on Form 10-Q for the quarter ended June 30, 2009.

(37)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2009.

(38)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2005.

(40)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2008.