Form 10-Q
period 2010-03-31
KILROY REALTY CORP
filed 2010-04-30
CIK 1025996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 29, 2010, 52,292,980 shares of common stock, par value $.01 per share, were outstanding.

KILROY REALTY CORPORATION

QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2010

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Kilroy Realty Corporation, including our consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KILROY REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$338,684	$335,932
Buildings and improvements	1,950,408	1,920,543
Undeveloped land and construction in progress	267,211	263,608

Total real estate held for investment	2,556,303	2,520,083
Accumulated depreciation and amortization	(623,981)	(605,976)

Total real estate assets, net	1,932,322	1,914,107

CASH AND CASH EQUIVALENTS	10,736	9,883
RESTRICTED CASH	32	2,059
MARKETABLE SECURITIES (Note 7)	4,226	3,452
CURRENT RECEIVABLES, NET (Note 3)	2,913	3,236
DEFERRED RENT RECEIVABLES, NET (Note 3)	76,406	74,392
NOTE RECEIVABLE (Note 7)	10,641	10,679
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLES, NET	56,570	51,832
DEFERRED FINANCING COSTS, NET	7,651	8,334
PREPAID EXPENSES AND OTHER ASSETS, NET	10,745	6,307

TOTAL ASSETS	$2,112,242	$2,084,281

LIABILITIES, NONCONTROLLING INTEREST AND EQUITY
LIABILITIES:
Secured debt (Notes 4 and 7)	$267,014	$294,574
Exchangeable senior notes, net (Notes 4 and 7)	438,749	436,442
Unsecured senior notes (Note 7)	144,000	144,000
Unsecured line of credit (Notes 4 and 7)	150,000	97,000
Accounts payable, accrued expenses and other liabilities	58,333	52,533
Accrued distributions (Note 11)	17,167	17,136
Deferred revenue and acquisition-related liabilities	65,655	66,890
Rents received in advance and tenant security deposits	23,654	18,230

Total liabilities	1,164,572	1,126,805

COMMITMENTS AND CONTINGENCIES (NOTE 8)

NONCONTROLLING INTEREST (Note 5):
7.45% Series A Cumulative Redeemable Preferred units of the Operating Partnership	73,638	73,638

EQUITY:
Stockholders’ Equity:
Preferred stock, $.01 par value, 30,000,000 shares authorized:
7.45% Series A Cumulative Redeemable Preferred stock, $.01 par value, 1,500,000 shares authorized, none issued and outstanding
7.80% Series E Cumulative Redeemable Preferred stock, $.01 par value, 1,610,000 shares authorized, issued and outstanding ($40,250 liquidation preference)	38,425	38,425
7.50% Series F Cumulative Redeemable Preferred stock, $.01 par value, 3,450,000 shares authorized, issued and outstanding ($86,250 liquidation preference)	83,157	83,157
Common stock, $.01 par value, 150,000,000 shares authorized, 43,092,980 and 43,148,762 shares issued and outstanding, respectively	431	431
Additional paid-in capital	914,766	913,657
Distributions in excess of earnings	(191,190)	(180,722)

Total stockholders’ equity	845,589	854,948
Noncontrolling interest:
Common units of the Operating Partnership	28,443	28,890

Total equity	874,032	883,838

TOTAL LIABILITIES, NONCONTROLLING INTEREST AND EQUITY	$2,112,242	$2,084,281

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Rental income	$60,656	$63,064
Tenant reimbursements	5,718	7,653
Other property income	445	1,795

Total revenues	66,819	72,512

EXPENSES:
Property expenses	12,020	12,329
Real estate taxes	6,036	6,129
Provision for bad debts	26	1,424
Ground leases	(58)	397
General and administrative expenses	7,095	7,053
Acquisition-related expenses	313	—
Interest expense (Note 4)	11,956	12,218
Depreciation and amortization	20,938	21,170

Total expenses	58,326	60,720

OTHER INCOME:
Interest income and other net investment gains	384	70

INCOME FROM CONTINUING OPERATIONS	8,877	11,862

LOSS FROM DISCONTINUED OPERATIONS	—	(89)

NET INCOME	8,877	11,773
Net income attributable to noncontrolling common units of the Operating Partnership	(192)	(397)

NET INCOME ATTRIBUTABLE TO KILROY REALTY CORPORATION	8,685	11,376
PREFERRED DISTRIBUTIONS AND DIVIDENDS:
Distributions to noncontrolling cumulative redeemable preferred units of the Operating Partnership	(1,397)	(1,397)
Preferred dividends	(2,402)	(2,402)

Total preferred distributions and dividends	(3,799)	(3,799)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,886	$7,577

Income from continuing operations available to common stockholders per common share—basic (Note 10)	$0.11	$0.23

Income from continuing operations available to common stockholders per common share—diluted (Note 10)	$0.11	$0.23

Net income available to common stockholders per share—basic (Note 10)	$0.11	$0.23

Net income available to common stockholders per share—diluted (Note 10)	$0.11	$0.23

Weighted average common shares outstanding—basic (Note 10)	43,012,100	32,827,119

Weighted average common shares outstanding—diluted (Note 10)	43,014,532	32,879,438

Dividends declared per common share	$0.350	$0.580

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in thousands, except share and per share data)

		Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2008	$121,582	33,086,148	$331	$700,122	$(137,052)	$684,983	$29,903	$714,886
Net income					11,376	11,376	397	11,773
Repurchase of common stock		(86,482)		(2,725)		(2,725)		(2,725)
Issuance of share-based compensation awards		51,040		6,986		6,986		6,986
Noncash amortization of share-based compensation				2,917		2,917		2,917
Adjustment for noncontrolling interest				121		121	(121)	—
Preferred distributions and dividends					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.58 per share/unit)					(19,507)	(19,507)	(1,017)	(20,524)

BALANCE AS OF MARCH 31, 2009	$121,582	33,050,706	$331	$707,421	$(148,982)	$680,352	$29,162	$709,514

		Common Stock				Total Stock- holders’ Equity	Noncontrol- ling Interests – Common Units of the Operating Partnership	Total Equity
	Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings
BALANCE AS OF DECEMBER 31, 2009	$121,582	43,148,762	$431	$913,657	$(180,722)	$854,948	$28,890	$883,838
Net income					8,685	8,685	192	8,877
Repurchase of common stock and restricted stock units		(59,782)		(2,121)		(2,121)		(2,121)
Issuance of share-based compensation awards				1,391		1,391		1,391
Noncash amortization of share-based compensation				1,720		1,720		1,720
Exercise of stock options		4,000		83		83		83
Adjustment for noncontrolling interest				36		36	(36)	—
Preferred distributions and dividends					(3,799)	(3,799)		(3,799)
Dividends declared per common share and common unit ($0.35 per share/unit)					(15,354)	(15,354)	(603)	(15,957)

BALANCE AS OF MARCH 31, 2010	$121,582	43,092,980	$431	$914,766	$(191,190)	$845,589	$28,443	$874,032

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,877	$11,773
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization of building and improvements and leasing costs	20,728	20,987
Increase in provision for bad debts	26	1,424
Depreciation of furniture, fixtures and equipment	210	198
Noncash amortization of share-based compensation awards	1,706	2,807
Noncash amortization of deferred financing costs and exchangeable debt discounts	2,924	2,470
Noncash amortization of above/below market rents	(28)	(149)
Noncash amortization of deferred revenue related to tenant-funded tenant improvements	(2,352)	(2,321)
Changes in assets and liabilities:
Marketable securities	(774)	(504)
Current receivables	297	1,811
Deferred rent receivables	(2,014)	(2,946)
Deferred leasing costs	(1,776)	(137)
Prepaid expenses and other assets	(3,068)	(4,104)
Accounts payable, accrued expenses and other liabilities	3,375	(1,069)
Deferred revenue	13	(941)
Rents received in advance and tenant security deposits	5,424	(194)

Net cash provided by operating activities	33,568	29,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of operating property (Note 2)	(17,950)	—
Expenditures for operating properties	(14,217)	(9,612)
Expenditures for development and redevelopment properties	(4,362)	(5,403)
Increase in escrow deposits	(3,000)	—
Decrease (increase) in restricted cash	2,027	(56)
Receipt of principal payments on note receivable	38	35

Net cash used in investing activities	(37,464)	(15,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured line of credit	63,000	35,000
Repayments on unsecured line of credit	(10,000)	(12,000)
Proceeds from issuance of secured debt (Note 4)	71,000	—
Principal payments on secured debt	(98,560)	(3,454)
Financing costs	(569)	(181)
Decrease in loan deposits (Note 4)	1,420	—
Repurchase of common stock	(2,121)	(2,725)
Proceeds from exercise of stock options	83	—
Dividends and distributions paid to common stockholders and common unitholders	(15,705)	(20,207)
Dividends and distributions paid to preferred stockholders and preferred unitholders	(3,799)	(3,799)

Net cash provided by (used in) financing activities	4,749	(7,366)

Net increase in cash and cash equivalents	853	6,703
Cash and cash equivalents, beginning of period	9,883	9,553

Cash and cash equivalents, end of period	$10,736	$16,256

KILROY REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $1,902 and $1,627 as of March 31, 2010 and 2009, respectively	$6,980	$8,344

NONCASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$8,714	$1,882

Tenant improvements funded directly by tenants to third parties	$657	$1,285

NONCASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$15,686	$20,522

Accrual of dividends and distributions payable to preferred stockholders and preferred unitholders	$1,909	$1,909

Issuance of share-based compensation awards (Note 6)	$4,647	$16,730

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009

(unaudited)

1.    Organization and Basis of Presentation

Organization

Kilroy Realty Corporation (the “Company”) owns, operates, develops, and acquires office and industrial real estate located in California. The Company qualifies and operates as a self-administered real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As of March 31, 2010, all of the Company’s properties are located in Southern California.

The following table of office buildings (the “Office Properties”) and industrial buildings (the “Industrial Properties”) summarizes the Company’s stabilized portfolio of operating properties as of March 31, 2010:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied
Office Properties(1)	94	8,797,261	290	81.8%
Industrial Properties	41	3,654,463	55	85.3%

Total Stabilized Portfolio	135	12,451,724	345	82.8%

(1)	Includes one office property acquired in March 2010 (see Note 2 for additional information).

The Company’s stabilized portfolio excludes undeveloped land, development and redevelopment properties currently under construction, “lease-up” properties, and one industrial property that the Company is in the process of re-entitling for residential use. The Company defines “lease-up” properties as properties recently developed or redeveloped by the Company that have not yet reached 95% occupancy and are within one year following cessation of major construction activities. As of March 31, 2010, there were no lease-up properties held by the Company.

The Company owns its interests in all of its Office Properties and Industrial Properties through Kilroy Realty, L.P. (the “Operating Partnership”) and Kilroy Realty Finance Partnership, L.P. (the “Finance Partnership”). The Company conducts substantially all of its operations through the Operating Partnership, in which it owned a 96.2% general partnership interest as of March 31, 2010. The remaining 3.8% common limited partnership interest in the Operating Partnership as of March 31, 2010, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors (see Note 5). Kilroy Realty Finance, Inc., a wholly-owned subsidiary of the Company, is the sole general partner of the Finance Partnership and owns a 1.0% general partnership interest. The Operating Partnership owns the remaining 99.0% limited partnership interest. The Company conducts substantially all of its development activities through Kilroy Services, LLC (“KSLLC”), which is a wholly-owned subsidiary of the Operating Partnership. Unless otherwise indicated, all references to the Company include the Operating Partnership, the Finance Partnership, KSLLC and all wholly-owned subsidiaries of the Company. With the exception of the Operating Partnership, all of the Company’s subsidiaries are wholly-owned.

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Finance Partnership, KSLLC, and all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Standards

Effective for the first quarter of 2010, the Company adopted new accounting provisions which remove the requirement for the Company to disclose the date through which subsequent events have been evaluated in issued financial statements. The Company evaluates subsequent events after the balance sheet date through the issuance date of the financial statements.

2.    Acquisition

During the quarter ended March 31, 2010, the Company acquired the following operating property from an unrelated third-party. The acquisition was funded with borrowings under the Company’s unsecured line of credit (the “Credit Facility”):

Property	Property Type	Month of Acquisition	Number of Buildings	Rentable Square Feet	Percentage Occupied as of March 31, 2010	Purchase Price (in millions)(2)
2385 Northside Drive
San Diego, CA(1)	Office	March	1	88,795	71.8%	$18.0

(1)	The property is a part of Mission City Corporate Center and includes one office building and a parking structure.
(2)	Excludes acquisition-related costs.

3.    Receivables

Current receivables, net is primarily comprised of contractual rents and other lease related obligations due from tenants. The balance consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Current receivables	$5,931	$6,299
Allowance for uncollectible tenant receivables	(3,018)	(3,063)

Current receivables, net	$2,913	$3,236

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred rent receivables, net consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Deferred rent receivables	$82,734	$80,780
Allowance for deferred rent receivables	(6,328)	(6,388)

Deferred rent receivables, net	$76,406	$74,392

4.    Unsecured and Secured Debt

Secured Debt

In January 2010, the Company borrowed $71.0 million under a new mortgage loan that is scheduled to mature on February 1, 2017. The new mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, and requires monthly principal and interest payments based on a 30-year amortization period. The Company used a portion of the proceeds to pay off a mortgage loan with an outstanding principal balance of $63.2 million that was scheduled to mature in April 2010. In connection with the closing of this loan, the Company was refunded the $1.4 million earnest loan deposit it paid to the lender in the fourth quarter of 2009.

In March 2010, the Company used borrowings under the Credit Facility to pay off a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.

Unsecured Line of Credit

In April 2010, the Company exercised the option to extend the maturity date of the Credit Facility from April 2010 to April 2011 for a one time extension fee of 0.15% of the total $550 million borrowing capacity of the Credit Facility. The following table summarizes the balance and significant terms of the Credit Facility as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in thousands)
Outstanding borrowings	$150,000	$97,000
Remaining borrowing capacity	400,000	453,000

Total borrowing capacity(1)	$550,000	$550,000

Maturity date(2)	April 2011	April 2010
Interest rate(3)	1.20%	1.11%
Unused funds fee(4)	0.20%	0.20%

(1)	The Company may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature.
(2)	In April 2010, the Company exercised an option to extend the maturity date of the Credit Facility from April 2010 to April 2011.
(3)	As of March 31, 2010 and December 31, 2009, the Credit Facility bore interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon the Company’s leverage ratio.
(4)	The fee for unused funds ranges from an annual rate of 0.15% to 0.20% depending on the Company’s remaining borrowing capacity.

The Company intends to borrow amounts under the Credit Facility from time to time for general corporate purposes, to fund potential acquisitions, to finance development and redevelopment expenditures, and to potentially repay long-term debt.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchangeable Senior Notes

The following table summarizes the balance and significant terms of the Company’s 3.25% Exchangeable Notes due 2012 (the “3.25% Exchangeable Notes”) and 4.25% Exchangeable Notes due 2014 (the “4.25% Exchangeable Notes” and together with the 3.25% Exchangeable Notes, the “Exchangeable Notes”) outstanding as of March 31, 2010 and December 31, 2009:

	3.25% Exchangeable Notes		4.25% Exchangeable Notes
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in thousands)
Principal amount	$298,000	$298,000	$172,500	$172,500
Unamortized discount	(12,504)	(13,937)	(19,247)	(20,121)

Net carrying amount of liability component	$285,496	$284,063	$153,253	$152,379

Carrying amount of equity component	$36,369	$36,369	$19,835	$19,835

Maturity date	April 2012		November 2014
Stated coupon rate	3.25%(1)		4.25%(2)
Effective interest rate(3)	5.45%		7.13%
Exchange rate per $1,000 principal value of the Exchangeable Notes, as adjusted(4)	11.3636		27.8307
Exchange price, as adjusted(4)	$88.00		$35.93
Number of shares on which the aggregate consideration to be delivered on conversion is determined(4)	3,386,353		4,800,796

(1)	Interest on the 3.25% Exchangeable Notes is payable semi-annually in arrears on April 15th and October 15th of each year.
(2)	Interest on the 4.25% Exchangeable Notes is payable semi-annually in arrears on May 15th and November 15th of each year.
(3)	The rate at which the Company records interest expense, which represents the Company’s conventional debt borrowing rate at the date of issuance.
(4)	The exchange rate, exchange price, and the number of shares to be delivered upon conversion are subject to adjustment under certain circumstances including increases in the Company’s common dividends.

The unamortized discount on the Exchangeable Notes is accreted as additional interest expense from the date of issuance through the maturity date of the applicable Exchangeable Notes. The following table summarizes the total interest expense attributable to the Exchangeable Notes based on the effective interest rates noted above, before the effect of capitalized interest, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Contractual interest payments	$4,254	$3,737
Amortization of discount	2,307	2,096

Interest expense attributable to the Exchangeable Notes	$6,561	$5,833

The trading price of the Company’s common stock on the New York Stock Exchange (“NYSE”) was below the exchange price of the then outstanding Exchangeable Notes as of both March 31, 2010 and December 31, 2009 and, therefore, the exchange option was out-of-the-money at these dates.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capped Call Transactions

In connection with the Exchangeable Notes offerings, the Operating Partnership entered into capped call option transactions to mitigate the dilutive impact on the Company of the potential conversion of the Exchangeable Notes. The following table summarizes the Company’s capped call option positions as of March 31, 2010 and December 31, 2009:

	3.25% Exchangeable Notes(1)	4.25% Exchangeable Notes(2)
Referenced shares of common stock	2,257,569	4,800,796
Exchange price including effect of capped calls	$102.72	$42.81

(1)	The capped calls mitigate the dilutive impact on the Company of the potential conversion of two-thirds of the 3.25% Exchangeable Notes into shares of common stock.
(2)	The capped calls mitigate the dilutive impact on the Company of the potential conversion of all of the 4.25% Exchangeable Notes into shares of common stock.

Debt Covenants and Restrictions

The Credit Facility, the unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring the Company to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a fixed charge coverage ratio, a minimum consolidated tangible net worth, and a minimum unsecured debt ratio. In addition, one of the Company’s loan covenants prohibits the Company from paying dividends in excess of 95% of funds from operations (“FFO”). Noncompliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the associated debt becoming immediately due and payable. The Company was in compliance with all of its debt covenants as of March 31, 2010.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt discounts, as of March 31, 2010:

Year Ending	(in thousands)
Remaining 2010	$65,683
2011	225,028	(1)
2012	402,302
2013	3,248
2014	258,979
Thereafter	76,274

Total	$1,031,514	(2)

(1)	In April 2010, the Company exercised an option to extend the maturity date of the Credit Facility from April 2010 to April 2011. Of the total $225.0 million scheduled to mature in 2011, $150.0 million is related to the Credit Facility.
(2)	Includes the full principal balance of the Exchangeable Notes. On the Company’s consolidated balance sheet as of March 31, 2010, the Exchangeable Notes are presented net of unamortized discounts of approximately $31.8 million.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest and Loan Fees

The following table sets forth the Company’s gross interest expense, including debt discounts and loan cost amortization, net of capitalized interest for the three months ended March 31, 2010 and 2009. The capitalized amounts are a cost of development and increase the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Gross interest expense	$14,540	$14,281
Capitalized interest	(2,584)	(2,063)

Interest expense	$11,956	$12,218

5.    Noncontrolling Interests

Preferred Unitholders

As of both March 31, 2010 and December 31, 2009, the Company had issued and outstanding 1,500,000 Series A Preferred Units representing preferred limited partnership interests in the Operating Partnership with a redemption value of $50.00 per unit. There were no changes to this noncontrolling interest during the three months ended March 31, 2010 and 2009.

Common Units of the Operating Partnership

The Company owned a 96.2% common general partnership interest in the Operating Partnership as of both March 31, 2010 and December 31, 2009, and a 95.0% interest as of March 31, 2009. The remaining 3.8% common limited partnership interest as of both March 31, 2010 and December 31, 2009, and 5.0% interest as of March 31, 2009, was owned by certain of the Company’s executive officers and directors, certain of their affiliates, and other outside investors in the form of common units. There were 1,723,131 common units outstanding as of both March 31, 2010 and December 31, 2009.

The noncontrolling common units may be redeemed by unitholders for cash. The Company, at its option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. Whether satisfied in cash or shares of the Company’s common stock, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable balance sheet date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $54.0 million and $53.6 million as of March 31, 2010 and December 31, 2009, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each common unit in the event of a termination or liquidation of the Company and the Operating Partnership. In the event of a termination or liquidation of the Company and the Operating Partnership, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the amount payable with respect to each share of the Company’s common stock.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Share-Based Compensation

Stockholder Approved Equity Compensation Plans

As of March 31, 2010, 1,505,435 shares remained available for grant under the Kilroy Realty 2006 Incentive Award Plan (the “2006 Plan”). The number of shares that remains available for grant is calculated using the weighted share counting provisions set forth in the 2006 Plan, which are based on the type of awards that are granted. The maximum number of shares available for grant subject to full value awards (which generally include equity awards other than options and stock appreciation rights) was 449,383 shares as of March 31, 2010.

Summary of Nonvested Shares

A summary of the status of the Company’s nonvested shares as of January 1, 2010 and changes during the three months ended March 31, 2010 is presented below:

Nonvested Shares	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	88,473	$59.05
Vested	(10,217)	58.23

Nonvested as of March 31, 2010	78,256	$59.16

The total fair value of shares that vested during the three months ended March 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively, which was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the applicable date of vesting.

Summary of Restricted Stock Units

A summary of the status of the Company’s restricted stock units (“RSUs”) as of January 1, 2010 and changes during the three months ended March 31, 2010, is presented below:

	Nonvested RSUs
	Amount	Weighted-Average Grant Date Fair Value	Vested RSUs	Total RSUs
Outstanding at January 1, 2010	269,294	$26.81	362,037	631,331
Granted	146,650	30.18	—	146,650
Issuance of dividend equivalents(1)	—	—	6,957	6,957
Cancelled(2)	—	—	(9,750)	(9,750)

Outstanding as of March 31, 2010	415,944	$28.00	359,244	775,188

(1)	RSUs issued as dividend equivalents are vested upon issuance.
(2)	The Company accepts the return of RSUs, at the current quoted market price, to satisfy minimum statutory tax-withholding requirements related to either RSUs that have vested or RSU dividend equivalents in accordance with the terms of the 2006 Plan.

During the three months ended March 31, 2010 and 2009, the Company issued 146,650 and 569,973 nonvested RSUs, respectively. The weighted-average grant-date fair value per share for nonvested RSUs granted during the three months ended March 31, 2010 and 2009 was $30.18 and $26.94, respectively.

Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $2.1 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively. Of the total share-based compensation cost,

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.4 million and $0.2 million was capitalized as part of real estate assets for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $9.3 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.5 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2010.

The $9.3 million of unrecognized compensation cost does not reflect the potential future compensation cost for the approved executive officer share-based compensation programs under which share-based awards have not yet been granted as of March 31, 2010. These programs have a performance period that precedes the grant date. The Company recorded approximately $0.4 million related to these programs for the three months ended March 31, 2010, which is included in the total $2.1 compensation cost above.

7.    Fair Value of Financial Instruments

Financial Instruments Reported at Fair Value

The only financial instruments recorded at fair value in the Company’s consolidated financial statements are the marketable securities related to the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”). The following table sets forth the fair value of the Company’s marketable securities as of March 31, 2010 and December 31, 2009:

	Fair Value (Level 1)(1)
Description	March 31, 2010	December 31, 2009
	(in thousands)
Marketable Securities	$4,226	$3,452

(1)	Based on quoted prices in active markets for identical securities.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of the Company’s remaining financial assets and liabilities as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Note receivable	$10,641	$11,215	$10,679	$10,849
Liabilities
Secured debt	267,014	271,819	294,574	297,189
Exchangeable notes	438,749	449,852	436,442	435,351
Unsecured senior notes	144,000	143,220	144,000	142,828
Credit Facility	150,000	146,389	97,000	96,250

8.    Commitments and Contingencies

In March 2008, Newgen Results Corporation (“Newgen”) attempted to surrender the leased premises at one of the Company’s Office Properties and ceased paying rent prior to the end of the lease term. Newgen signed the original lease for the property in 2000 and was subsequently acquired by Teletech Holdings, Inc. (“Teletech”). The Company refused to accept a surrender of the premises and has initiated legal action against Teletech and Newgen for past due rent and future rent as it becomes due and owing. The Company is actively pursuing this matter and is in discovery, with a trial currently scheduled for the third quarter of 2010. In the event there is ultimately an unfavorable result to the Company, the Company believes that there could potentially be a negative noncash impact to the Company’s results of operations ranging between $0 and approximately $3.5 million, primarily related to the deferred rent receivable balance for this tenant as of March 31, 2010. The Company stopped recognizing revenue associated with this lease as of April 1, 2008.

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

The following table reconciles the Company’s segment activity to its consolidated results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Office Properties:
Operating revenues(1)	$59,601	$63,159
Property and related expenses	16,256	18,662

Net Operating Income	43,345	44,497

Industrial Properties:
Operating revenues(1)	7,218	9,353
Property and related expenses	1,768	1,617

Net Operating Income	5,450	7,736

Total Reportable Segments:
Operating revenues(1)	66,819	72,512
Property and related expenses	18,024	20,279

Net Operating Income	$48,795	$52,233

Reconciliation to Consolidated Net Income Available to Common Stockholders:
Total Net Operating Income for reportable segments	$48,795	$52,233
Unallocated other income:
Interest income and other net investment gains	384	70
Other unallocated expenses:
General and administrative expenses	7,095	7,053
Acquisition-related expenses	313	—
Interest expense	11,956	12,218
Depreciation and amortization	20,938	21,170

Income from continuing operations	8,877	11,862
Loss from discontinued operations	—	(89)
Net income	8,877	11,773
Net income attributable to noncontrolling common units of the Operating Partnership	(192)	(397)

Net income attributable to Kilroy Realty Corporation	8,685	11,376
Preferred dividends and distributions	(3,799)	(3,799)

Net income available to common stockholders	$4,886	$7,577

(1)	All operating revenues are comprised of amounts received from third-party tenants.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Net Income Available to Common Stockholders Per Share

The following table reconciles the numerator and denominator of the basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share amounts)
Numerator:
Income from continuing operations	$8,877	$11,862
Income from continuing operations attributable to noncontrolling common units of the Operating Partnership	(192)	(401)
Preferred distributions and dividends	(3,799)	(3,799)
Allocation to participating securities (nonvested shares and RSUs)	(299)	(147)

Numerator for basic and diluted income from continuing operations available to common stockholders	$4,587	$7,515
Discontinued operations	—	(89)
Discontinued operations attributable to noncontrolling common units of the Operating Partnership	—	4

Numerator for basic and diluted net income available to common stockholders	$4,587	$7,430

Denominator:
Basic weighted average vested shares outstanding	43,012,100	32,827,119
Effect of dilutive securities—stock options and contingently issuable shares	2,432	52,319

Diluted weighted average vested shares and common share equivalents outstanding	43,014,532	32,879,438

Basic earnings per share:
Income from continuing operations available to common stockholders per share	$0.11	$0.23
Discontinued operations per common share	—	—

Net income available to common stockholders per share	$0.11	$0.23

Diluted earnings per share:
Income from continuing operations available to common stockholders per share	$0.11	$0.23
Discontinued operations per common share	—	—

Net income available to common stockholders per share	$0.11	$0.23

As of March 31, 2010 and 2009, the effect of the assumed conversion of the Exchangeable Notes was not included in the net income available to common stockholders per share calculation as its effect was antidilutive to income from continuing operations available to common stockholders.

KILROY REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Events

On April 16, 2010, aggregate dividends, distributions, and dividend equivalents of $16.0 million were paid to common stockholders, common unitholders, and RSU holders of record on March 31, 2010.

In April 2010, the Company exercised an option to extend the maturity date of its Credit Facility through April 2011 (see Note 4).

In April, 2010, the Company made an escrow deposit of $50 million for the purchase of an office building and parking structure located in San Francisco, California. The Company expects to complete this acquisition during the second quarter of 2010 for a total purchase price of approximately $237.0 million. The escrow deposit is nonrefundable, subject to customary closing conditions.

In April 2010, the Company completed an underwritten public offering of 9,200,000 shares of its common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.7 million. The Company plans to use a portion of the net proceeds from the offering to finance the approximately $237.0 million purchase price of the property acquisition discussed above and the remaining net proceeds for general corporate purposes, which may include repaying borrowings under the Credit Facility, the redemption or other repurchase of outstanding debt securities of the Operating Partnership, and potential future acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing, and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors could affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, our ability to complete and successfully integrate pending and recent acquisitions, competitive market conditions, interest rate levels, volatility in our stock price, and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date this report was filed. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion under the captions “—Factors That May Influence Future Results of Operations” and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Overview and Background

We own, operate, develop, and acquire office and industrial real estate located in California. We qualify and operate as a self-administered REIT. We own our interests in all of our properties through the Operating Partnership and the Finance Partnership, and conduct substantially all of our operations through the Operating Partnership. We owned a 96.2% general partnership interest in the Operating Partnership as of both March 31, 2010 and December 31, 2009, and a 95% interest as of March 31, 2009.

Factors That May Influence Future Results of Operations

Acquisitions.    As a key component of our growth strategy, we continually evaluate selected property acquisition opportunities. We consider potential acquisitions on an ongoing basis and may have one or more potential acquisitions under consideration at any point in time, which may be at varying stages of the negotiation and due diligence review process. Included below are key transactions during 2010:

•

We completed an acquisition from an unrelated third-party of an office building and parking structure at Mission City Corporate Center in San Diego, California for approximately $18.0 million during the first quarter of 2010 (see Note 2 to our consolidated financial statements included in this report for additional information);

•

We are currently a party to a purchase and sale agreement with an unrelated third-party to acquire three office buildings and a parking structure in San Diego, California. We expect to acquire these properties by assuming $52.0 million of secured debt bearing a weighted average interest rate of 5.1% and maturing on April 1, 2012. These office buildings are part of Mission City Corporate Center. We expect this acquisition to close during the second quarter of 2010; and

•

We are currently a party to a purchase and sale agreement with an unrelated third-party to acquire an office building and a parking structure in San Francisco, California for approximately $237.0 million.

We expect this acquisition to close during the second quarter of 2010 and we anticipate that we will finance this acquisition with a portion of the proceeds from our April 2010 offering of common stock (see Note 11 to our consolidated financial statements included in this report for additional information).

We cannot provide assurance that any of the pending acquisitions described above will be consummated at the prices, on the terms or by the dates currently contemplated, or at all, or that any potential acquisitions will be completed. Costs associated with acquisitions are expensed as incurred and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

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

Leasing Activity and Rental Rates.    The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following table sets forth certain information regarding leases that commenced during the three months ended March 31, 2010.

Leasing Commencement Information by Segment

For Leases That Commenced During the Three Months Ended March 31, 2010

	Number of Leases(1)		Rentable Square Feet(1)		Changes in Rents(2)	Changes in Cash Rents(3)	Retention Rates(4)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Office Properties	12	9	190,011	140,643	(7.3)%	(19.2)%	77.3%	88
Industrial Properties	2	3	16,000	127,156	(20.2)%	(23.7)%	50.7%	48

Total portfolio	14	12	206,011	267,799	(9.0)%	(19.8)%	61.9%	76

(1)	Represents leasing activity for leases that commenced during the period shown, including first and second generation space, net of month-to-month leases. Excludes leasing on new construction.
(2)	Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Excludes leases for which the space was vacant longer than one year.
(3)	Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year.
(4)	Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

In general, we have been experiencing decreases in rental rates in many of our submarkets due to continuing recessionary conditions and other related factors. During the first quarter of 2010, we executed 18 leases for an aggregate of 0.3 million rentable square feet. The weighted average change in rents as compared to the expiring rents for the same space for these new leases was a 13.4% decrease in cash rents and a 5.2% decrease in GAAP rents. As of March 31, 2010, we believe that the weighted average cash rental rates for our overall portfolio are approximately 5% to 10% above the current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio. As previously discussed, our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, given the impact of the current economy on our submarkets, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. Additionally, decreased demand and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations.    The following table sets forth certain information regarding our lease expirations for the remainder of 2010 and the next five years, which is in addition to the 2.1 million rentable square feet, or 17.2%, of vacant space in our stabilized portfolio at March 31, 2010. Our ability to re-lease available space depends upon the market conditions in the specific regions in which our properties are located and general market conditions.

Lease Expirations by Segment Type(1)

Year of Lease Expiration	Number of Expiring Leases	Net Rentable Area Subject to Expiring Leases (Sq. Ft.)	Percentage of Leased Square Feet Represented by Expiring Leases	Annualized Base Rental Revenue Under Expiring Leases (000’s)(2)	Percentage of Annualized Base Rental Revenue Represented by Expiring Leases(2)	Average Annualized Base Rental Revenue Per Square Foot Under Expiring Leases (000’s)(2)
Office Properties:
Remainder of 2010	59	761,530	10.7%	$17,178	8.4%	$22.56
2011	59	557,033	7.9	12,001	5.9	21.54
2012	56	669,963	9.4	17,960	8.8	26.81
2013	48	663,520	9.4	16,659	8.2	25.11
2014	43	1,028,965	14.5	25,975	12.7	25.24
2015	36	741,342	10.5	21,041	10.3	28.38

Total Office	301	4,422,353	62.4%	$110,814	54.3%	$25.06

Industrial Properties:
Remainder of 2010	5	129,614	4.2%	$1,187	4.7%	$9.16
2011	12	376,658	12.1	3,345	13.3	8.88
2012	12	511,805	16.4	3,224	12.8	6.30
2013	7	602,455	19.3	4,406	17.5	7.31
2014	10	472,578	15.2	3,787	15.1	8.01
2015	9	539,864	17.3	3,786	15.1	7.01

Total Industrial	55	2,632,974	84.5%	$19,735	78.5%	$7.50

Total	356	7,055,327	69.0%	$130,549	56.9%	$18.50

(1)	The information presented reflects leasing activity through March 31, 2010. For leases that have been renewed early or space that has been re-leased to a new tenant, the expiration date and annualized base rent information presented takes into consideration the renewed or re-leased lease terms. Excludes space leased under month-to-month leases and vacant space as of March 31, 2010.
(2)	Reflects annualized contractual base rental revenue calculated on a straight-line basis.

Leases representing approximately 8.7% and 9.1% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2010 and in 2011, respectively. The leases scheduled to expire during the remainder of 2010 and in 2011 represent approximately 1.3 million rentable square feet of office space, or 12.7% of our total annualized base rental revenue, and 0.5 million rentable square feet of industrial space, or 2.0% of our total annualized base rental revenue. As of March 31, 2010, we believe that the weighted average cash rental rates for leases scheduled to expire during the remainder of 2010 are up to 5% above the current average market rental rates and leases scheduled to expire during 2011 are approximately 10% to 15% over current average market rental rates, although individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

Sublease Activity.    Of our leased space as of March 31, 2010, approximately 366,100 rentable square feet, or 2.9% of the square footage in our stabilized portfolio, was available for sublease compared to 297,100 rentable square feet, or 2.4% of the square footage in our stabilized portfolio, as of December 31, 2009. Of the 2.9% of available sublease space in our stabilized portfolio as of March 31, 2010, approximately 2.0% was vacant space, and the remaining 0.9% was occupied. Approximately 50.3%, 27.7%, and 22.0% of the available sublease space as of March 31, 2010 is located in the San Diego, Orange County, and Los Angeles regions, respectively. Of the approximately 366,100 rentable square feet available for sublease as of March 31, 2010, approximately 18,000 rentable square feet representing two leases are scheduled to expire in 2010, and approximately 175,600 rentable square feet representing six leases are scheduled to expire in 2011.

Development and Redevelopment Programs.    We believe that a portion of our future potential growth will continue to come from our development pipeline and redevelopment opportunities within our existing portfolio and/or targeted acquisitions. However, while we continue to evaluate development opportunities throughout Southern California and specifically in our core markets, we have currently delayed the timing and reduced the scope of our development program as a result of the present economic conditions in our submarkets. As of March 31, 2010, we had no development or redevelopment projects under, or committed for, construction. We are focusing on enhancing the entitlements for our existing development land pipeline, identifying redevelopment opportunities within our existing portfolio, and performing other activities to prepare for the time when development will again be economically attractive. Over the next two years we are planning to redevelop certain properties, which have been occupied by long-term tenants and require significant capital expenditures to upgrade and modernize the buildings (see additional information under the caption “—Current Regional Information”).

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

In the first quarter of 2010, our Executive Compensation Committee approved the 2010 Annual Bonus Program for executive management that will allow executive management to receive bonus compensation for achieving certain specified corporate performance measures for the year ending December 31, 2010. The provisions of the 2010 Annual Bonus Program were reported on Form 8-K filed with the SEC on February 3, 2010. As a result of the structure of this program and other performance-based programs that the Executive Compensation Committee may adopt in the future, accrued incentive compensation and compensation expense for such programs will be affected by our operating and development performance, financial results, the performance of the trading price of our common stock, and market conditions. Consequently, we cannot predict the amounts that will be recorded in future periods related to these compensation programs.

Share-Based Compensation.    As of March 31, 2010, there was $9.3 million of total unrecognized compensation cost related to outstanding nonvested shares and nonvested restricted stock units issued under share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years. The $9.3 million of unrecognized compensation cost does not reflect the potential future compensation cost for the 2010 Annual Bonus Program or the leasing component of the 2007 Development Performance Plan (the “DPP”) since share-based awards have not been granted under these programs as of March 31, 2010. See Note 6 to our consolidated financial statements included with this report for additional information regarding our share-based incentive compensation plan.

As of March 31, 2010, we were still in the performance period for the leasing component of the DPP. The incentive award that may be earned under the leasing component of the DPP is based on whether certain future leasing targets are achieved by the first quarter of 2011 for development and redevelopment properties on which we commenced construction during 2007. If the performance measures are not ultimately achieved, we would reverse the cumulative compensation expense recorded to date for this program, which was $0.9 million as of March 31, 2010.

Stabilized Portfolio Information

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from March 31, 2009 to March 31, 2010:

	Office Properties		Industrial Properties		Total
	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet	Number of Buildings	Rentable Square Feet
Total as of March 31, 2009	92	8,649,448	42	3,718,663	134	12,368,111
Acquisition	1	88,795			1	88,795
Property added from the development portfolio	1	50,925			1	50,925
Disposition(1)			(1)	(64,200)	(1)	(64,200)
Remeasurement		8,093				8,093

Total as of March 31, 2010	94	8,797,261	41	3,654,463	135	12,451,724

(1)	Operating results and gains (losses) on dispositions of operating properties are included in discontinued operations in the consolidated statement of operations.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy by Segment Type

Region	Number of Buildings	Square Feet Total	Occupancy at(1)
			3/31/2010	12/31/2009	9/30/2009
Office Properties:
Los Angeles County	25	3,006,509	87.5%	88.2%	88.7%
San Diego County	59	5,166,973	79.3	76.8	78.2
Orange County	5	277,340	52.4	49.8	52.5
Other	5	346,439	93.4	93.9	93.8

	94	8,797,261	81.8	80.6	81.6

Industrial Properties:
Los Angeles County	1	192,053	100.0	100.0	100.0
Orange County	40	3,462,410	84.5	87.6	83.7

	41	3,654,463	85.3	88.2	84.6

Total stabilized portfolio	135	12,451,724	82.8%	82.8%	82.5%

	Average Occupancy for Three Months Ended March 31,
	Stabilized Portfolio(1)		Core Portfolio(2)
	2010	2009	2010	2009
Office Properties	80.9%	85.3%	81.5%	85.2%
Industrial Properties	85.2	93.0	85.2	94.6
Total portfolio	82.2%	87.6%	82.6%	88.0%

(1)	Occupancy percentages reported are based on our stabilized portfolio for the period presented.
(2)	Occupancy percentages reported are based on Office Properties and Industrial Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of March 31, 2010.

As of March 31, 2010, the Office Properties and Industrial Properties represented approximately 89.1% and 10.9%, respectively, of our total annualized base rental revenue.

Current Regional Information

Over the last two years, fundamentals in the real estate market have deteriorated. We have generally seen an increase in vacancy rates across many of our regional submarkets, a decrease in occupancy, as well as a downward trend in rental rates. Generally, we believe that there may continue to be pressure on landlords for concession packages throughout 2010. See additional information regarding rental rates under the captions “—Leasing Activity and Rental Rates” and “—Scheduled Lease Expirations.”

Los Angeles County.    Our Los Angeles County stabilized office portfolio of 3.0 million rentable square feet was 87.5% occupied with approximately 376,300 vacant rentable square feet as of March 31, 2010 compared to 88.2% occupied with approximately 355,200 vacant rentable square feet as of December 31, 2009. However, as of the date of this filing, the Company has leased approximately 179,900 rentable square feet in this region that was vacant at March 31, 2010. The new leases are scheduled to commence at various dates during the second and third quarters of 2010.

As of March 31, 2010, an aggregate of approximately 584,900 and 240,400 rentable square feet are scheduled to expire in this region during the remainder of 2010 and 2011, respectively. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 30.0% of the total occupied rentable square feet in this region and 8.7% of our annualized base rental revenues for our total stabilized portfolio. Of the 825,300 rentable square feet scheduled to expire during the remainder of 2010 and 2011, approximately 417,300 rentable square feet is located in the El Segundo submarket. Over the last two years, the El Segundo Class A office market has experienced an increase in total vacancy from 9.6% to 13.3%. Based on third party broker reports, vacancy in the El Segundo Class A office market is forecasted to slightly exceed 20% due to approximately 800,000 rentable square feet of lease expirations that are expected to vacate in this submarket. Of the approximately 417,300 rentable square feet scheduled to expire in the El Segundo submarket, approximately 286,200 rentable square feet is occupied by The Boeing Company. We expect that The Boeing Company will vacate our building into space it currently owns upon the expiration of the current leases. Since The Boeing Company and its predecessors have occupied the building for more than 25 years, we are planning to redevelop this property to upgrade and modernize the asset and to ensure it is well positioned as the El Segundo tenant base is currently diversifying from an aerospace industry concentration.

San Diego County.    Our San Diego County stabilized office portfolio of 5.2 million rentable square feet was 79.3% occupied with approximately 1.1 million vacant rentable square feet as of March 31, 2010 compared to 76.8% occupied with approximately 1.2 million vacant rentable square feet as of December 31, 2009. However, as of the date of this filing, the Company has leased approximately 297,914 rentable square feet in this region that was vacant at March 31, 2010. The new leases are scheduled to commence at various dates during the remainder of 2010.

As of March 31, 2010, leases representing an aggregate of approximately 129,200 and 88,700 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire in this region during the remainder of 2010 and 2011 represents approximately 5.4% of the total occupied rentable square feet in this region and 2.3% of our annualized base rental revenues for our total stabilized portfolio. Of the 217,900 rentable square feet scheduled to expire during the remainder of 2010 and 2011, approximately 122,000 rentable square feet is located in the Sorrento Mesa submarket. Over the last two years, the Sorrento Mesa two and three story office submarket has experienced an increase in total vacancy from 8.4% to 11.9%.

Orange County.    As of March 31, 2010, our Orange County stabilized industrial portfolio was 84.5% occupied with approximately 537,300 vacant rentable square feet compared to 87.6% occupied with approximately 429,900 vacant rentable square feet as of December 31, 2009. The decrease in Orange County stabilized industrial portfolio occupancy is primarily attributable to one lease encompassing approximately 74,300 rentable square feet that expired during the first quarter of 2010. Approximately 153,300 rentable square feet of the 537,300 rentable square feet that was vacant as of March 31, 2010 has been re-leased to a new tenant. The new lease is expected to commence during the third quarter of 2010. Our Orange County stabilized office portfolio of approximately 277,300 rentable square feet was 52.4% occupied with approximately 132,100 vacant rentable square feet as of March 31, 2010 compared to 49.8% occupied with approximately 139,100 vacant rentable square feet as of December 31, 2009.

As of March 31, 2010, leases representing an aggregate of approximately 143,300 and 392,900 rentable square feet are scheduled to expire during the remainder of 2010 and 2011, respectively, in this region. The aggregate rentable square feet scheduled to expire during the remainder of 2010 and 2011 represents approximately 17.5% of the total occupied rentable square feet in this region and 2.3% of the annualized base rental revenues for our total stabilized portfolio. Of the 536,200 rentable square feet scheduled to expire during the remainder of 2010 and 2011, approximately 506,300 rentable square feet is industrial space. Within the overall Orange County market, direct vacancy for industrial space is currently 6.3% compared to 4.5% as of March 31, 2009. Over the last year, the Orange County industrial market has experienced a significant decrease in rental rates. As of March 31, 2010, we believe that the weighted average cash rental rates for our Orange County industrial portfolio are approximately 15% above the current average market rental rates, although individual properties may be leased either above, below, or at the current average market rental rates.

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

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The following table reconciles our Net Operating Income by segment to our net income available for common stockholders for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2010	2009
	($ in thousands)
Net Operating Income, as defined
Office Properties	$43,345	$44,497	$(1,152)	(2.6)%
Industrial Properties	5,450	7,736	(2,286)	(29.6)

Total portfolio	$48,795	$52,233	$(3,438)	(6.6)

Reconciliation to Net Income Available for Common Stockholders:
Net Operating Income, as defined for reportable segments	$48,795	$52,233	$(3,438)	(6.6)
Unallocated other income:
Interest income and other net investment gains	384	70	314	448.6
Other unallocated expenses:
General and administrative expenses	7,095	7,053	42	0.6
Acquisition-related expenses	313	—	313	100.0
Interest expense	11,956	12,218	(262)	(2.1)
Depreciation and amortization	20,938	21,170	(232)	(1.1)

Income from continuing operations	8,877	11,862	(2,985)	(25.2)
Loss from discontinued operations	—	(89)	89	100.0

Net income	8,877	11,773	(2,896)	(24.6)
Net income attributable to noncontrolling common units of the Operating Partnership	(192)	(397)	205	(51.6)

Net income attributable to Kilroy Realty Corporation	8,685	11,376	(2,691)	(23.7)
Total preferred dividends and distributions	(3,799)	(3,799)	—	0.0

Net income available to common stockholders	$4,886	$7,577	$(2,691)	(35.5)%

Rental Operations

Office Properties

The following table compares the Net Operating Income for the Office Properties for the three months ended March 31, 2010 and 2009.

Office Properties

	Total Office Portfolio				Core Office Portfolio(1)
	2010	2009	Dollar Change	Percentage Change	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$54,269	$55,884	$(1,615)	(2.9)%	$54,186	$55,884	$(1,698)	(3.0)%
Tenant reimbursements	4,890	6,570	(1,680)	(25.6)	4,888	6,570	(1,682)	(25.6)
Other property income	442	705	(263)	(37.3)	442	705	(263)	(37.3)

Total	59,601	63,159	(3,558)	(5.6)	59,516	63,159	(3,643)	(5.8)

Property and related expenses:
Property expenses	11,036	11,494	(458)	(4.0)	10,915	11,412	(497)	(4.4)
Real estate taxes	5,240	5,347	(107)	(2.0)	5,061	5,317	(256)	(4.8)
Provision for bad debts	38	1,424	(1,386)	(97.3)	38	1,424	(1,386)	(97.3)
Ground leases	(58)	397	(455)	(114.6)	(58)	397	(455)	(114.6)

Total	16,256	18,662	(2,406)	(12.9)	15,956	18,550	(2,594)	(14.0)

Net Operating Income	$43,345	$44,497	$(1,152)	(2.6)%	$43,560	$44,609	$(1,049)	(2.4)%

(1)	Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of March 31, 2010.

Rental Income

Rental income from Office Properties decreased $1.6 million, or 2.9%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a decrease of $1.7 million attributable to the Office Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of March 31, 2010 (the “Core Office Portfolio”) due to a 3.7% decrease in average occupancy from 85.2% for the three months ended March 31, 2009 to 81.5% for the three months ended March 31, 2010.

Tenant Reimbursements

Tenant reimbursements from Office Properties decreased $1.7 million, or 25.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a decrease in the Core Office Portfolio’s average occupancy, as discussed above under the caption “—Rental Income.”

Property Expenses

Property expenses from Office Properties decreased $0.5 million, or 4.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a decrease in nonreimbursable legal fees year over year.

Provision for Bad Debts

The provision for bad debts from Office Properties decreased $1.4 million, or 97.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The balance for the three months ended March 31, 2009 included a $1.4 million charge related to a tenant in San Diego that notified us that it would like to downsize its lease obligation. When the tenant subsequently notified us in the second quarter of 2009 of its intent to abandon its interest in the leased premises, we drew down on a letter of credit that we held under the terms of the lease and reversed the allowance for bad debts related to the deferred rent receivable.

Ground Leases

Ground leases from Office Properties decreased $0.5 million, or 114.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a ground rent expense adjustment for our Kilroy Airport Center, Long Beach Project. We were successful in negotiating a lower rental rate under the terms of the ground lease retroactive to January 1, 2006.

Net Operating Income

Net Operating Income from Office Properties decreased $1.2 million, or 2.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to:

•	A decrease of $1.0 million attributable to the Core Office Portfolio primarily due to:

•	A decrease in average occupancy year over year; and

•	An offsetting increase related to a decrease in provision for bad debts.

Industrial Properties

The following table compares the Net Operating Income for the Industrial Properties for the three months ended March 31, 2010 and 2009.

Industrial Properties

	Total Industrial Portfolio				Core Industrial Portfolio(1)
	2010	2009	Dollar Change	Percentage Change	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Operating revenues:
Rental income	$6,387	$7,180	$(793)	(11.0)%	$6,342	$7,100	$(758)	(10.7)%
Tenant reimbursements	828	1,083	(255)	(23.5)	828	1,082	(254)	(23.5)
Other property income	3	1,090	(1,087)	(99.7)	3	1,090	(1,087)	(99.7)

Total	7,218	9,353	(2,135)	(22.8)	7,173	9,272	(2,099)	(22.6)

Property and related expenses:
Property expenses	984	835	149	17.8	884	701	183	26.1
Real estate taxes	796	782	14	1.8	686	663	23	3.5
Provision for bad debts	(12)	—	(12)	(100.0)	(12)	—	(12)	(100.0)

Total	1,768	1,617	151	9.3	1,558	1,364	194	14.2

Net Operating Income	$5,450	$7,736	$(2,286)	(29.6)%	$5,615	$7,908	$(2,293)	(29.0)%

(1)	Industrial Properties owned and stabilized as of January 1, 2009 which are still owned and stabilized as of March 31, 2010.

Rental Income

Rental income from Industrial Properties decreased $0.8 million, or 11.0%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a decrease in average occupancy for the Industrial Properties owned and stabilized as of January 1, 2009 and still owned and stabilized as of March 31, 2010 (the “Core Industrial Portfolio”). Average occupancy for the Core Industrial Portfolio decreased 9.4%, from 94.6% for the three months ended March 31, 2009, to 85.2% for the three months ended March 31, 2010.

Other Property Income

Other property income from Industrial Properties decreased $1.1 million, or 99.7%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a $1.1 million net restoration fee received during the first quarter of 2009 from a tenant that vacated one of our Industrial Properties in Orange County.

Property and Related Expenses

Property and related expenses from Industrial Properties increased $0.2 million, or 9.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in nonreimbursable legal fees.

Net Operating Income

Net Operating Income from Industrial Properties decreased $2.3 million, or 29.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to:

•	A decrease of $2.3 million attributable to the Core Industrial Portfolio primarily due to:

•	A $1.1 million restoration fee included in the results for the first quarter of 2009 from a tenant that vacated one of our Industrial Properties in Orange County; and

•	A decrease in average occupancy year over year.

Other Income and Expenses

Acquisition-Related Expenses

During the three months ended March 31, 2010, we incurred acquisition costs in connection with our March 2010 acquisition and other potential acquisitions. See additional information under the caption “—Factors That May Influence Future Results of Operations—Acquisitions.” In accordance with accounting provisions, all acquisition costs related to operating properties are expensed as incurred. We anticipate that we could incur additional third-party acquisition costs throughout 2010 as we pursue other potential acquisition opportunities.

Interest Expense

The following table sets forth our gross interest expense, including debt discount and loan cost amortization, net of capitalized interest for the three months ended March 31, 2010 and 2009:

	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$14,540	$14,281	$259	1.8%
Capitalized interest	(2,584)	(2,063)	(521)	25.3%

Interest expense	$11,956	$12,218	$(262)	(2.1)%

Gross interest expense, before the effect of capitalized interest, increased $0.3 million, or 1.8%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in our weighted-average effective interest rate from approximately 4.8% during the three months ended March 31, 2009 to approximately 5.7% during the three months ended March 31, 2010, offset by a decrease in our average debt balance during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Capitalized interest increased $0.5 million, or 25.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in our weighted-average effective interest rate which caused a corresponding increase in the capitalization rate applied to our development and redevelopment asset balances qualifying for interest capitalization. Delays and scope reductions in our development program impact the average development and redevelopment asset balances qualifying for interest and other carry cost capitalization. As of March 31, 2010, our development pipeline included 116.7 gross acres of land with an aggregate cost basis of approximately $257 million. During both the three months ended March 31, 2010 and 2009, we did not capitalize interest on five of our seven development pipeline properties with an aggregate cost basis of approximately $82 million as of March 31, 2010, as we determined these projects did not qualify for interest capitalization under GAAP. We expect that average development asset balances qualifying for interest capitalization may decrease over the next year as a result of a decrease in the level of our development activities.

Interest Income and Other Net Investment Gains

Total interest income and other net investment gains increased $0.3 million, or 448.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in the fair value of the marketable securities held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan.

Liquidity and Capital Resources

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•	Net cash flow from operations;

•	Borrowings under the Credit Facility;

•	Proceeds from the disposition of nonstrategic assets;

•	Proceeds from additional secured or unsecured debt financings; and

•	Proceeds from public or private issuance of debt or equity securities.

Liquidity Uses

•	Operating and corporate expenses;

•	Capital expenditures, tenant improvement and leasing costs;

•	Development and redevelopment costs;

•	Debt service and principal payments, including debt maturities;

•	Distributions to common and preferred stockholders and unitholders;

•	Property or undeveloped land acquisitions; and

•	Purchasing outstanding debt.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a top credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for 2010, as noted above under the caption “—Liquidity Uses,” will be satisfied using potentially all liquidity sources listed above. We believe our conservative leverage provides us with financial flexibility and enhances our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well positioned to refinance or repay maturing debt and to pursue attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities.

2010 Financing Activities

•

In April 2010, we completed an underwritten public offering of 9,200,000 shares of our common stock. The net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $299.7 million (see Note 11 to our consolidated financial statements included in this report for additional information).

•

In April 2010, the Operating Partnership was assigned a Baa3 issuer rating by Moody’s Investors Service with a stable outlook and a BBB- corporate credit rating by Standard & Poor’s Ratings Services with a stable outlook. Our investment grade debt rating enhances our access to the capital markets by allowing us to raise debt financing in the public unsecured bond market.

•

In April 2010, we extended the maturity date of the Credit Facility from April 2010 to April 2011 for a one-time extension fee equal to of 0.15% of the total $550 million borrowing capacity of the Credit Facility.

•	In March 2010, we used borrowings under our Credit Facility to pay off a secured line of credit with an outstanding principal balance of $33.5 million that was scheduled to mature in April 2010.

•

In January 2010, we used the proceeds from the issuance of a new $71.0 million mortgage loan to pay off an outstanding mortgage loan with a principal balance of $63.2 million that was scheduled to mature in April 2010. The new mortgage loan is secured by five properties, bears interest at an annual rate of 6.51%, requires monthly interest and principal payments based on a 30-year amortization period, and is scheduled to mature on February 1, 2017.

There have been no other material changes to our contractual obligations and capital commitments as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Capitalization

As of March 31, 2010, our total debt as a percentage of total market capitalization was 39.4%, and our total debt and liquidation value of our preferred equity as a percentage of total market capitalization was 47.1%, which was calculated based on our closing price per share of our common stock of $30.84 on March 31, 2010 as follows:

	Shares/Units at March 31, 2010	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt:
Credit Facility		$150,000	5.7%
3.25% Exchangeable Notes(1)		298,000	11.4
4.25% Exchangeable Notes(2)		172,500	6.6
Unsecured Senior Notes due 2010		61,000	2.3
Unsecured Senior Notes due 2014		83,000	3.2
Secured debt		267,014	10.2

Total debt		$1,031,514	39.4

Equity and Noncontrolling Interest:
7.450% Series A Cumulative Redeemable Preferred Units(3)	1,500,000	$75,000	2.9
7.800% Series E Cumulative Redeemable Preferred Stock(4)	1,610,000	40,250	1.5
7.500% Series F Cumulative Redeemable Preferred Stock(4)	3,450,000	86,250	3.3
Common Units Outstanding(5)	1,723,131	53,141	2.0
Common Shares Outstanding(5)(6)	43,092,980	1,328,988	50.9

Total equity and noncontrolling interests		1,583,629	60.6

Total Market Capitalization		$2,615,143	100.0%

(1)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $12.5 million as of March 31, 2010.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $19.2 million as of March 31, 2010.
(3)	Value based on $50.00 per share liquidation preference.
(4)	Value based on $25.00 per share liquidation preference.
(5)	Value based on closing price per share of our common stock of $30.84 as of March 31, 2010.
(6)	In April 2010, we completed an underwritten public offering of 9,200,000 shares of our common stock at $34.00 per share (see Note 11 to our consolidated financial statements included in this report for additional information).

Debt Composition

The composition of our aggregate debt balances between fixed- and variable-rate debt as of March 31, 2010 and December 31, 2009 were as follows:

	Percentage of Total Debt		Weighted Average Interest Rate
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Secured vs. unsecured:
Unsecured(1)	74.1%	70.7%	3.6%	3.8%
Secured	25.9	29.3	6.2	5.7
Variable-rate vs. fixed-rate:
Variable-rate	14.5	13.0	1.2	1.1
Fixed-rate(1)	85.5	87.0	4.8	4.8
Total debt interest rate(1)			4.3	4.3
Total debt interest rate including loan costs(1)			4.7	4.8
GAAP effective interest rate(2)			5.8%	5.9%

(1)	Excludes the impact of the noncash debt discounts on our Exchangeable Notes (see Note 4 to our consolidated financial statements included in this report for additional information on the debt discount).
(2)	Represents the GAAP effective interest rate for total debt, which includes the impact of the amortization of the noncash debt discount related to the accounting for the Exchangeable Notes.

Credit Facility

The following table summarizes the balance and significant terms of the Credit Facility as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Outstanding borrowings	$150,000	$97,000
Remaining borrowing capacity	400,000	453,000

Total borrowing capacity(1)	$550,000	$550,000

Maturity date(2)	April 2011	April 2010
Interest rate(3)	1.20%	1.11%
Unused funds fee(4)	0.20%	0.20%

(1)	We may elect to borrow, subject to bank approval, up to an additional $100 million under an accordion feature.
(2)	In April 2010, we exercised an option to extend the maturity date of the Credit Facility from April 2010 to April 2011.
(3)	As of March 31, 2010 and December 31, 2009, the Credit Facility bore interest at an annual rate between LIBOR plus 0.85% and LIBOR plus 1.35% depending upon our leverage ratio.
(4)	The fee for unused funds ranges from an annual rate of 0.15% to 0.20% depending on our remaining borrowing capacity.

As discussed above under the caption “—2010 Financing Activities,” we extended the maturity date of the Credit Facility by one year and are in discussions with lenders regarding a new line of credit. Based on these preliminary discussions, management believes that during 2010 we will be successful in securing a new line of credit that would extend the maturity date by approximately three years, however, most likely at greater interest rate spreads due to current market conditions. The credit markets remain volatile, and there are no assurances that a replacement line of credit will be available at terms acceptable to us. If we are not successful in achieving the anticipated refinancing on favorable terms, there are options available to generate additional sources of liquidity, including equity offerings, dispositions of operating properties, mortgages on assets currently unencumbered, modifying the nature and amount of dividends to be paid, and decreasing the amount of nonessential capital expenditures.

Debt Maturities

The following table summarizes our scheduled principal payments as of March 31, 2010:

		Unsecured
Year	Secured Debt	Exchangeable Notes		Senior Notes	Credit Facility		Total
	(in thousands)
Remaining 2010	$4,683	—		$61,000	—		$65,683
2011	75,028	—		—	150,000	(1)	225,028
2012	104,302	298,000	(2)	—	—		402,302
2013	3,248	—		—	—		3,248
2014	3,479	172,500	(3)	83,000	—		258,979
Thereafter	76,274	—		—	—		76,274

	$267,014	$470,500		$144,000	$150,000		$1,031,514

(1)	In April 2010, we exercised an option to extend the maturity date of the Credit Facility from April 2010 to April 2011.
(2)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $12.5 million as of March 31, 2010.
(3)	Represents gross aggregate principal amount before the effect of the unamortized discount of approximately $19.2 million as of March 31, 2010.

A portion of our unsecured senior notes, with a principal balance of $61.0 million, is scheduled to mature in August 2010. We are currently evaluating refinancing options and may use the borrowings under a new line of credit or our extended Credit Facility to repay the remaining principal amounts of the maturing loan. In addition, in April 2010, the Operating Partnership was assigned investment grade debt ratings, which enhances our ability to raise long-term unsecured debt to refinance near-term debt maturities.

Factors That May Influence Future Sources of Capital and Liquidity

We continue to evaluate sources of financing for our business activities, including borrowings under the Credit Facility, fixed-rate secured mortgage financing, and public and private unsecured debt. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors including the continuing recessionary conditions, significant tenant defaults, a further decline in the demand for office or industrial properties, a decrease in market rental rates or market values of real estate assets in our submarkets, and the amount of future borrowings. These events could result in the following:

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

In addition to the factors noted above, our credit ratings are subject to ongoing evaluation by credit rating agencies and may be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. In the event that our credit ratings are downgraded, we may incur higher borrowing costs and may experience difficulty in obtaining additional financing or refinancing.

Debt Covenants

Our Credit Facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key financial covenants and their covenant levels include:

Covenant	Covenant Level	Actual Performance at March 31, 2010
Total debt to total asset value(1)	< 60%	38%
Fixed charge coverage ratio	> 1.5X	2.4X
Minimum consolidated tangible net worth	> $700 million + 75% of all Net Offering Proceeds(2)	$1.7 billion
Dividend coverage ratio	< 95% of FFO	60% of FFO
Unsecured debt ratio(1)(3)	> 1.67X	2.92X
Unencumbered asset pool debt service coverage(4)	≥ 2.0X	5.8X

(1)	In the event of an acquisition of one or more properties for $150 million or more, the total debt to total asset value may exceed 60% for up to two consecutive quarters but in no event exceed 65%, and the unsecured debt ratio may be less than 1.67X for up to two consecutive quarters but in no event be less than 1.54X.
(2)	This covenant level was calculated at $974 million as of March 31, 2010.
(3)	The unsecured debt ratio is calculated by dividing the total unsecured asset pool value by the amount of unsecured senior debt.
(4)	The unencumbered asset pool debt service coverage is calculated by dividing the unencumbered asset pool net operating cash flows by the unsecured debt service.

We were in compliance with all our debt covenants as of March 31, 2010. Our current expectation is that we will continue to meet requirements of our debt covenants in both the short and long term. However, in the event of a continued economic slow down and a continued crisis in the credit markets, there is no certainty that we will be able to continue to satisfy all the covenant requirements.

Historical Cash Flow Summary

Our historical cash flow activity for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is as follows:

	Three Months Ended March 31,
	2010	2009	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$33,568	$29,105	$4,463	15.3%
Net cash used in investing activities	(37,464)	(15,036)	(22,428)	149.2
Net cash provided by (used in) financing activities	4,749	(7,366)	12,115	(164.5)

Operating Activities

Our cash flows from operations is primarily dependent on the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses, and other general and administrative costs. Our cash flows from operations in the future will also be impacted by the operating results of any acquired and potential acquisition properties. Our net cash provided by operating activities increased by $4.5 million, or 15.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to:

•	A decrease of approximately $3.0 million in cash paid during the first quarter of 2010 compared to 2009 for incentive compensation related to prior year performance; and

•	A decrease of approximately $1.4 million in interest paid, primarily due to a decrease in our average debt balance.

Our portfolio of stabilized operating properties has historically generated positive cash flows, but in recent periods we have been experiencing a decrease in Net Operating Income primarily due to a decline in occupancy in our Core Office Portfolio. See additional information under the captions “—Current Regional Information” and “—Rental Operations.” However, this decline in cash from Net Operating Income in the first quarter of 2010 as compared to the first quarter of 2009 is offset by an increase in cash received from tenants in advance of the contractual rent due date within each respective period. In the event that the current market conditions persist or worsen in our submarkets, our occupancy rates or rental rates may decline, which could result in a further decrease in net cash flows from our operating properties.

Investing Activities

Our net cash used in investing activities is generally used to fund recurring and nonrecurring capital expenditures for our operating properties, property acquisitions, and development and redevelopment projects. Our net cash used in investing activities increased $22.4 million, or 149.2%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This net increase was primarily comprised of the following:

•

Approximately $18.0 million in cash paid to acquire one operating property during the first quarter of 2010 (see Note 2 to our consolidated financial statements included in this report for additional information); and

•

An increase of $4.6 million in expenditures for our operating properties in 2010 primarily for tenant improvement projects and leasing commissions related to increased leasing activity at the end of 2009.

Financing Activities

Our net cash for financing activities is generally impacted by our debt and equity capital raising activities net of dividends and distributions paid to common and preferred stockholders and unitholders. Net cash provided by financing activities fluctuated by $12.1 million, or 164.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The net change in financing activities was primarily due to the following:

•	An increase in debt financing, primarily used to fund the acquisition of one operating property at the end of the first quarter of 2010; and

•

Beginning in the second quarter of 2009 our Board of Directors decreased our quarterly cash dividend rate by 40%. This resulted in a $4.5 million decrease in our dividends and distributions paid to common stockholders and common unitholders during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2010 and as of the date this report was filed, we did not have any off-balance sheet transactions, arrangements, or obligations, including contingent obligations.

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

The following table presents our FFO for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income available to common stockholders	$4,886	$7,577
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	192	397
Depreciation and amortization of real estate assets	20,728	20,987

Funds From Operations(1)	$25,806	$28,961

(1)	Reported amounts are attributable to our common stockholders and common unitholders of the Operating Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of March 31, 2010 and December 31, 2009, we did not have any derivative instruments.

Information about our changes in interest rate risk exposures from December 31, 2009 to March 31, 2010 is incorporated herein by reference from Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations “—Liquidity and Capital Resources.”

Market Risk

As of March 31, 2010, approximately 14.5% of our total outstanding debt of $1.0 billion was subject to variable interest rates. The remaining 85.5% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

With the exception of the Exchangeable Notes, we generally determine the fair value of our fixed-rate debt by performing discounted cash flow analyses using an appropriate market rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt. We determine the fair value of the liability component of our Exchangeable Notes by performing discounted cash flow analysis using an appropriate market interest rate for similar nonconvertible conventional debt instruments. See Note 7 to our consolidated financial statements included in this report for additional information on the fair value of our financial instruments as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, the total outstanding balance of our variable-rate debt included borrowings on our Credit Facility of $150 million and was indexed to LIBOR plus a spread of 0.95% (weighted average interest rate was 1.2%). As of December 31, 2009, the total outstanding balance of our variable-rate debt included borrowings of $97 million on our Credit Facility, which was indexed to LIBOR plus a spread of 0.85%, and borrowings of $33.5 million on our secured line of credit, which was indexed to LIBOR plus a spread of 0.75% (weighted average interest rate was 1.1%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of March 31, 2010, a 100 basis point increase in the LIBOR rate would increase our projected annual interest expense, before the effect of capitalization, by approximately $1.5 million. Comparatively, if interest rates were 100 basis points higher as of December 31, 2009, our projected annual interest expense, before the effect of capitalization, would have been $1.3 million higher.

The total carrying value of our fixed-rate debt, including our Exchangeable Notes, was approximately $849.8 million and $841.5 million as of March 31, 2010 and December 31, 2009, respectively. The total estimated fair value of our fixed-rate debt was approximately $864.9 million and $842.1 million as of March 31, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $22.9 million, or 2.6%, as of March 31, 2010. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $20.2 million, or 2.4%, as of December 31, 2009.

The above sensitivity analyses do not consider interrelationships between different market movements, which could result in additional changes in the fair value of our debt and Exchangeable Notes beyond the amounts calculated.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS—There have been no material changes to the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1–January 31, 2010	56,033	(1)	$30.67	—	—
February 1–February 28, 2010	3,749	(2)	27.47	—	—
March 1–March 31, 2010	—		—	—	—

Total	59,782		$30.47	—	988,025	(3)

(1)	In January 2010, a total of 56,033 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(2)	In February 2010, a total of 3,749 shares were tendered to satisfy minimum statutory tax withholding obligations related to the vesting of restricted shares.
(3)	Represents the number of shares that remain eligible for repurchase under a share repurchase program previously approved by our Board.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES—None

ITEM 4.	(REMOVED and RESERVED)

ITEM 5.	OTHER INFORMATION—None

ITEM 6.	EXHIBITS

Exhibit Number		Description

3.	(i)1	Kilroy Realty Corporation Articles of Restatement(1)

3.	(ii)1	Second Amended and Restated Bylaws of the Registrant(2)

3.	(ii)2	Amendment No. 1 to Second Amended and Restated Bylaws(3)

10.1		Deed of Trust and Security Agreement dated January 26, 2010 between Kilroy Realty, L.P. and The Northwestern Mutual Life Insurance Company; related Promissory Note dated January 26, 2010 for $71 million payable to The Northwestern Mutual Life Insurance Company; and related Guarantee of Recourse obligations dated January 26, 2010 by Kilroy Realty Corporation(1)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith
(1)	Previously filed as an exhibit on Form 10-K for the year ended December 31, 2009.
(2)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2008.
(3)	Previously filed as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2010.

KILROY REALTY CORPORATION

By:	/S/ JOHN B. KILROY, JR.
John B. Kilroy, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ TYLER H. ROSE
Tyler H. Rose Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ HEIDI R. ROTH
Heidi R. Roth Senior Vice President and Controller (Principal Accounting Officer)